Form 10-K
ARABIAN SHIELD DEVELOPMENT CO
filed 1995-03-30
CIK 7039

                                   Form 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _________________
Commission file number 0-6247

                       ARABIAN SHIELD DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      75-1256622
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    10830 North Central Expressway
              Suite 175                                          75231
           Dallas, Texas                                       (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 692-7872

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                    Common Stock, par value $0.10 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                   No
                           -----                    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 20, 1995: 19,878,494.

         The aggregate market value on March 20, 1995 of the registrant's voting securities held by non-affiliates was $23,107,208.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (a) Selected portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1994. - Parts II and IV

         (b) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 5, 1995. -
                 Part III

                                     PART I

Item 1.  Business.

General

         Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967 and is principally engaged in the business of developing its undeveloped mineral properties. None of the undeveloped mineral properties are currently producing and significant capital expenditures will be necessary before any commercial operations are commenced. In an updated full bank feasibility study of the Al Masane lease area, which is under a 30-year mining lease to the Company, conducted in 1994 by an independent mining consulting firm, the consultants estimate the total capital costs of the Al Masane project to be $81.3 million. The Company will diligently pursue the financing of the project so that commercial production can begin in the fourth quarter of 1996, as contemplated in the updated feasibility study. There can be no assurance that adequate capital for the project can be obtained in order
for commercial production to begin as contemplated.   The ultimate recovery of
mineral exploration and development costs of the Company's other mineral properties cannot presently be determined.

         The Company, through its indirect wholly-owned subsidiary, South Hampton Refining Company ("South Hampton"), owns and operates a petroleum refinery which is the Company's only significant revenue producing asset.
South Hampton has scheduled short-term and current portions of long-term debt obligations which exceed its ability to repay from cash on hand and internally generated funds. To satisfy its current debt obligations in an orderly manner, South Hampton will need to renew certain debt obligations, achieve an increase in cash flow from the refinery and/or receive funds from the Company from future sales of the Company's Common Stock. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these matters.

         Saudi Arabian Activities. On May 22, 1993, the Company was granted a 30-year mining lease covering a 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia.

         The Company jointly holds with National Mining Company, a private Saudi company ("National Mining"), exploration licenses for the Wadi Qatan and Jebel Harr areas in Saudi Arabia. The exploration licenses by their terms have expired, and although Saudi Arabian government officials have orally advised the Company that the licenses will be extended as long as mineral exploration is being carried out on the areas which they cover, formal extensions from the government have not been obtained and there can be no assurance that the Company's license rights will be honored. The Company is planning to apply for formal extensions of these licenses in 1995. Although the exploration licenses were awarded jointly to the Company and National Mining, the exploration work on the license areas has been carried on exclusively by the Company.

         The Company has had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in joint venture with Saudi Venture Capital Group
(SVCS). The Company and some Saudi joint venture partners, all of whom are directors and/or stockholders of the Company, contemplate building a processing plant located next to the Aromax plant in Saudi Arabia. As proposed, the Company would have a 25% interest in the joint venture. Chevron Chemical advised the Company by letter that Chevron Chemical and SVCS have jointly agreed to commit to supply the joint venture's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Engineering and marketing studies of the project have been made by outside consultants which reflect positive results. Planning has begun toward the construction and operation of the Aromax plant and the joint venture's processing plant. Construction is estimated to be completed in late 1996. The Company will begin applying to the Saudi government for a license for the project when the Aromax project receives final approval from the Saudi government.

         In December 1993, the Company commissioned Sherritt Ltd. of Fort Saskatchewan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia. The refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994 which contains a proposed flow sheet that has been commercialized and designs for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over the other existing zinc production processes, including having the reputation as the most favored technology for environmental considerations. In the study Sherritt concludes, after considering all of the presently, identifiable elements, that these elements offer a strong potential for the project and enhance the concept. Sherritt encourages the Company to carry out further studies toward the implementation of the project.

         United States Activities. American Shield Refining Company, a wholly owned subsidiary of the Company (the "Refining Company"), owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton, and, indirectly through South Hampton, owns all of the capital stock of Gulf States Pipeline Company, Inc. ("Gulf States"). South Hampton owns and operates a petroleum refinery near Silsbee, Texas. Gulf States owns and operates three pipelines which connect the South Hampton Refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also owns all of the capital stock of American Shield Coal Company (the "Coal Company") and beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche-Ely Valley").

Al Masane Project

         Prior Feasibility Studies. In the years following the granting of the exploration licenses in August 1971, substantial geological and geophysical work was accomplished on the Al Masane and Wadi Qatan license areas. Core drilling on the licensed areas and studies conducted by independent consulting firms indicated that the copper, zinc, gold and silver prospects at Al Masane had a chance of being put into production sooner than the nickel prospect at Wadi Qatan. Metallurgical tests also showed difficulty in separating the nickel at Wadi Qatan. During 1977, a pre-feasibility mining study was conduct at Al Masane by the mining consulting firm of Watts, Griffis and McOuat of Toronto, Canada ("WGM"). WGM concluded that the Al Masane prospect should be further developed and recommended an extensive development program for the area.

         Phase I of the development program recommended by WGM for Al Masane was completed in April 1981 and involved underground development in the form of a decline (700 meters) and tunnels (3,100 meters) parallel to the ore bodies from where extensive underground core drilling was done to prove the ore reserves. The project was financed for the most part with an $11 million interest-free loan from the Saudi Arabian government (Ministry of Finance). After completion of Phase I, the Company's consultants concluded that sufficient ore reserves had been established to justify a full bank feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. The study was conducted principally by WGM, assisted by SNC/GECO of Montreal, Canada in engineering and costing. The consultants concluded in their 1982 study that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which involves the construction of mining, ore treatment and support facilities. WGM reevaluated the Al Masane project in September 1984 and concluded that the cumulative effect of the factors considered in the reevaluation was positive.

         Additional exploration work conducted at Al Masane and substantial changes in metal prices and capital and operating costs occurring since 1984 led the Company to request WGM to reevaluate the project in early 1989. The additional exploration occurring after 1984 in the Al Houra and Moyeath zones resulted in a better definition of and addition to these zones. Consequently, the consultants revised their reserve estimates. Some of the reserves previously defined as possible were reclassified as proven or probable. Based on its reevaluation of the Al Masane project, WGM again concluded that under the most realistic scenarios the proposed mining operation was economically viable and had the potential to provide a satisfactory return on investment.

         In May 1992, WGM, at the Company's request, revised its cash flow projections for the Al Masane project based on then current metal prices. The cash flow projections were positive.

         In both the 1989 reevaluation and the 1992 cash flow projections, WGM continued to regard Al Masane as having high potential for the discovery of additional ore zones.

         1994 Feasibility Study. Following the granting of the mining lease to the Al Masane area on May 22, 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study for presentation to financial institutions in connection with obtaining financing for the project. The feasibility study includes more metallurgical work incorporating advances in grinding of the ore; incorporation of the latest advances in technology and reagents developed during the past ten years; incorporation of new mill designs and the latest water recycling methods; investigation into the shipping and marketing of zinc and copper concentrates; and an economic analysis of the project. The feasibility study contains specific recommendations to insure that the construction of the project is accomplished as expeditiously and economically as possible. Engineering design and costing of the project was done by Davy International of Toronto, Canada. The feasibility study cost the Company approximately $1 million and was presented to the Company on July 22, 1994.

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:


==============================================================================================================
                                       Reserve              Copper       Zinc           Gold            Silver
                 Zone                  (Tonnes)              (%)         (%)            (g/t)           (g/t)
-------------------------------------------------------------------------------------------------------------
                 Saadah                3,872,400            1.67         4.73           1.00            28.36

                 Al Houra              2,465,230            1.22         4.95           1.46            50.06

                 Moyeath                 874,370            0.88         8.92           1.29            64.85
                                       ---------            ----         ----           ----            -----

                          Total        7,212,000            1.42         5.31           1.19            40.20
-------------------------------------------------------------------------------------------------------------

         For purposes of calculating proven and probable reserves, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% has been used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body which is included in the ore extraction process.

         Proven reserves are those mineral deposits for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drillholes, and grade is computed from results of detailed sampling. For ore deposits to be proven, the sites for inspection, sampling and measurement must be spaced so closely and the geologic character must be so well defined that the size, shape, depth and mineral content of reserves are well established. Probable reserves are those for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. However, the degree of assurance, although lower than that for proven reserves, must be high enough to assume continuity between points of observation.

         A review by WGM of the equipment and process flowsheet contained in the 1982 feasibility study prepared by WGM indicated that new technology developed during the past ten years could be used to reduce the capital cost and improve the metallurgical recoveries. In particular, the use of semi-autogenous grinding to reduce the capital cost of the grinding section and developments in reagents were believed to hold the greatest potential for improving the economies of the project. A detailed metallurgical testwork program was undertaken by Lakefield Research in 1994 to address potential improvements and provide detailed design criteria for the concentrator design. Results from this testwork program showed that copper recovery could be improved by 5.7% and zinc recoveries improved by 13% compared to the 1982 results.

         The metallurgical studies conducted on the ore samples taken from the zones indicated that 87.7% of the copper and 82.6% of the zinc could be recovered in copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 77.3% and 81.3%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc concentrates and mine tailings.

         A test program to evaluate the economies of the cyanidation of the zinc concentrate and tailings in order to improve gold and silver recoveries found gold and silver recoveries to range from 50% to 77%. To recover gold and silver from the zinc concentrate and tailings, WGM recommended that a cyanidation plant be included in process flowsheet. Dore bullion would be produced. WGM concluded that the inclusion of a cyanidation plant would make a positive contribution to the economies of the project under the base conditions.

         The mining and milling operation recommended by WGM for Al Masane would involve the production of 2,800 tonnes of ore per day (700,000 tonnes per year), with a mine life of over ten years. Annual production is estimated to be 34,900 tonnes of copper concentrate (25% copper per tonne) containing precious metal and 58,000 tonnes of zinc concentrate (54% zinc per tonne). The construction of mining, milling and infrastructure facilities is estimated to take 18 months to complete. The total capital cost to bring the Al Masane
project into production is estimated to be $81.3 million.   This cost includes
the pre-production development of the mine, the construction of a 2,000 tonne per day concentrator, infrastructure with a 300 man camp facility and the installation of a cyanidation plant to increase the recovery of precious metals from the deposit. Project power requirements will be met by diesel generated power.

         WGM recommended that the Al Masane reserves be mined by trackless mining equipment using either cut-and-fill or open- stopping methods depending on the shape and location of each orebody. Once the raw ore is mined, it would be subjected to grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and dore bullion. The copper concentrate will contain valuable amounts of gold and silver. Total output per year is
estimated to be 22,000 ounces of gold and 800,000 ounces of silver.   After
smelter refining process, the metals could be sold by the Company or the smelter for the Company's account in the open market.

         WGM prepared an economic analysis of the project utilizing cash flow projections. The cash flow projection for a base case was made by WGM based on the assumption that 50% of the financing of the project will come from the Saudi Industrial Development Fund, which charges 2.5% service charge, 25% from commercial loans at an interest rate of 5% and 25% from equity financing. The cash flow projection includes the repayment of the $11 million loan outstanding to the Saudi government in one payment at the end of the mine life. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.00 per pound for copper, $0.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 14% to the project, a rate of return of 11.9% and a net cash flow of $26.6 million to the equity investors in the new Saudi public stock company, and a net cash flow of $37 million to the Company. Other cash flow scenarios calculated to show the effect of various opportunities and risks associated with the project were also prepared. Assuming the mine begins commercial production in mid-1996, as contemplated in the feasibility study, the Company would not pay any income tax to the Saudi government for the first five years or until after mid-2001. In the feasibility study, WGM recommends that the Company make a decision to bring the Al Masane mine into production.

         In the feasibility study, WGM states that there is potential to find more reserves within the lease area, as the ore zones are all open at depth. Further diamond drilling, which will be undertaken by the Company, is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone are being developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small gossans in the area could yield significant tonnages of new ore.

         Project Financing and Mining Lease. Pursuant to the mining lease agreement, after the profitability of the project is established, as determined by the Saudi Arabian government, the Company will form a Saudi public stock company with the Petroleum and Mineral Organization ("Petromin"), the official mining and petroleum company of the Saudi Arabian government. The Company will own 50% of the shares of the Saudi public stock company and Petromin no more than 25% of the shares. The remaining shares will be offered for sale in Saudi Arabia pursuant to a public subscription. In consideration for its receiving shares in the Saudi public stock company, the Company intends to transfer title to the mining lease to the Saudi public stock company, including responsibility for the repayment of the $11 million loan from the Saudi Arabian government and the other obligations specified in the mining lease. In December 1994, the Company received instructions from the Office of the Minister of Petroleum and Mineral Resources stating that it is possible for the Company to form the Saudi public stock company without Petromin but that the sale of stock to the Saudi public should occur only after assured profits from commercial operations of the mine. The instructions added that Petromin shall have the right to purchase shares in the Saudi public stock company any time it desires.

         Pursuant to these instructions the Company retained Carlyle SEAG ("Carlyle"), of Washington, D.C. and Saudi Arabia, as the Company's financial advisor in connection with the Al Masane mining project. Carlyle's services will include, but not be limited to, (1) advising on the capitalization structure of the proposed Saudi company to be established for the project; (2) the raising of capital funds for the project implementation; and (3) assisting the Company on the filing of all licenses and necessary documents for regulatory purposes.

         While the Company agreed in the mining lease not to request a loan which would fund 50% of the capital cost of the project from the Saudi Public Development Fund, the Company intends to apply for a similar loan from the Saudi Industrial Development Fund. The Saudi Industrial Development Fund makes interest-free loans to industrial projects in Saudi Arabia and charges a 2.5% service fee. The Company believes that it may be able to finance the cost of the project through arrangements with suppliers and equipment manufacturers, custom smelters and additional debt or equity financing secured by the Company, however, there can be no assurances to that effect.

         As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the $11 million loan jointly secured by the Company and National Mining from the Saudi Arabian government. The mining lease provides that the Company will repay the loan from the profits of the project. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company agrees to pay surface rental at the rate of ten thousand Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year during the period of the lease.
In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. Under the Mining Code, income tax will not be due in respect to mining operations during the period of five years starting from the date of the first sale of products or five years from the beginning of the fourth year after the issue of the mining lease, whichever comes first. The lease gives the Saudi Arabian government priority to purchase the Company's whole production of gold or any part thereof from the project. The lease also gives the Saudi Arabian government the right to purchase up to 10% of the Company's annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. The lease contains provisions requiring that preference be given to Saudi suppliers and contractors and that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

         Reference is made to the map on page 15 of this Report for information concerning the location of the Al Masane project.

Other Exploration Areas in Saudi Arabia

         The Company, along with National Mining and another Saudi private company, have also applied to the Saudi government for an exploration license covering a large area in northern Saudi Arabia known as Ghurayyah. Preliminary investigations have indicated that the Ghurayyah area contains substantial columbium, tantalum and other mineral deposits.

         During the course of the exploration and development of the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and it has applied for certain additional exploration licenses in that country, including the Ghurayyah license.

         With respect to the license areas, the Company and National Mining are parties to an agreement with Petromin which governs the rights of the parties if the exploration licenses granted to the Company and National Mining are converted into a mining lease. Under this agreement, Petromin is granted an option to acquire, at any time, a 25% interest in any project to mine minerals in Saudi Arabia the exploration for which has been conducted under exploration licenses granted to the Company and National Mining. The 25% interest is to be derived from National Mining's interest in the mining lease. The Company will have a 50% interest in the mining lease subject to this arrangement.

U.S. Mineral Interests

         The Company has other mineral interests in the United States, including approximately a 55% beneficial, and approximately a 46% direct, equity interest in Pioche-Ely Valley. The Coal Company does not own or hold any mineral interests and is presently inactive. The future of the Coal Company's operations is uncertain. The Refining Company is a party to a joint venture with a Saudi company and the former owners of TOCCO the purpose of which is to engage in the trading of crude petroleum and refined petroleum products. The joint venture has not consummated any petroleum trading transactions.

Petroleum Refinery

         South Hampton owns and operates a petroleum refinery near Silsbee, Texas and currently employs 45 people. The refinery is presently devoted to specialized processing activities. The refinery currently consists of seven operating units which, while interconnected, make distinct products through differing processes: (1) a pentane-hexane unit; (2) a catalytic reformer; (3) an aromatics hydrotreating and fractionation unit; (4) a cyclopentane unit; (5) an aromax unit; (6) an aldehyde hydrogenation unit; and (7) a specialty fractionation unit. All of these units are presently in operation, except the aldehyde hydrogenation unit. South Hampton is evaluating potential processing alternatives for the aldehyde hydrogenation unit.

         The design capacity of the pentane-hexane unit is approximately 2,200 BPD of feedstock. The unit averaged 1,650 barrels per stream day during 1994. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using platinum-rhenium catalyst which produces an aromatics concentrate used as feedstock for the aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 4,000 BPD. The unit is operated as a standby source of hydrogen for the pentane-hexane unit and does not run continually. The unit operates only when the aromax unit has mechanical difficulties or when feedstock balances dictate. The unit averaged 284 barrels per stream day during 1994.

         The aromatics hydrotreating and fractionation unit consists of a hydrotreating reactor and a single fractionation tower and has a design capacity of 500 BPD. By-product chemical streams have historically been processed by this unit into two products, high octane gasoline blendstocks and heavy aromatic oils sold as fuel oil blending stock. This unit was placed into service for a toll processing customer in mid-1993 and is expected to continue operation at a throughput rate of approximately 110 barrels per stream day.

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 261 barrels per stream day during 1994.

         The aromax unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a higher aromatic hydrocarbon content. The aromax unit capacity is 400 BPD and uses a by-product of the pentane-hexane unit as feedstock. The unit operates according to the feedstock supplied from pentane-hexane unit and the other hydrotreaters. The unit averaged throughput of 211 barrels per stream day during 1994. Chevron Research has agreed to continue development of the aromax process. The unit has continued to successfully operate as designed.

         The specialty fractionation unit consists of two fractionation towers and a sulphur treater and has a design capacity of 1,000 BPD. The unit is being used in toll processing for a customer and averaged 495 barrels per stream day during 1994.

         South Hampton also owns approximately 70 storage tanks with a total capacity of approximately 250,000 barrels. The refinery is situated on 100 acres of land, approximately 70 acres of which is developed. South Hampton owns a truck and railroad loading terminal consisting of eight storage tanks, a rail spur and truck and tank car loading facilities.

         As a result of an expansion program of the production capacity of the South Hampton refinery completed in 1990, essentially all of the standing equipment at South Hampton is operational. The Company has surplus equipment in storage on site with which to assemble further processing units, such as a hydrocracking unit with a 2,000 BPD capacity.

         The upgrading and expansion projects were completed at a cost which exceeded the capital resources available to South Hampton to finance such activities. Financing for the upgrading and expansion projects was provided from advances by the Company through the Refining Company to South Hampton of a portion of the proceeds of the sale of shares of the Company's Common Stock and the advances by Chevron Research and another customer. The advances by the Company through the Refining Company to South Hampton for the upgrading and expansion of the refinery were $550,000 in the aggregate, $510,000 of which amount is secured by a lien on the assets and properties of South Hampton, which is subordinate to the liens securing the indebtedness of South Hampton to Den norske Bank AS.

         Gulf States owns and operates three 8" pipelines aggregating approximately 45 miles in length which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at the marine terminal.

Revenues and Financing

         With the exception of revenues generated by the operations of the Refining Company, the Company has been without significant operating revenues since 1972. Accordingly, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue development activities. In 1992, the Company sold 105,000 shares of its Common Stock for $105,000, borrowed $250,000 from a Saudi Arabian investor which was used as partial payment of the purchase price of 1,500,000 shares of the Company's Common Stock which the Company sold to the investor at $1.00 per share, borrowed a total of $75,000 from a stockholder of the Company who is the Vice Chairman of National Mining, which amount was payable on demand, and issued 500,000 shares of its Common Stock, valued by the Company's Board of Directors at $1.00 per share, in exchange for the cancellation of certain indebtedness owed to this stockholder.

         In 1993, the Company (1) sold 75,000 shares of its Common Stock at $1.00 per share to a private Saudi company controlled by a director of the Company and sold an additional 300,000 shares of its Common Stock at $1.00 per share to the same purchaser pursuant to an option exercise, which shares are partly paid as a result of $100,000 of the exercise price having been paid during 1993, (2) sold 3,000,000 shares of its Common Stock at $1.00 per share to a Saudi Arabian investor, $300,000 of the purchase price of which consisted of the cancellation of various loans made to the Company, (3) sold 256,250 shares of its Common Stock for $256,250, (4) borrowed $13,279 from a stockholder of the Company who is the Vice Chairman of National Mining pursuant to an interest-free demand note and (5) issued 200,000 shares of its Common Stock, valued by the Company's Board of Directors at $1.00 per share, to a company owned by the wife of the President of the Company in exchange for the cancellation of certain indebtedness.

         In 1994, the Company (1) negotiated an extension until June 30, 1995 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS, (2) issued 14,000 shares of its Common Stock of $1.00 per share pursuant to an option exercised by the company's Chairman of the Board in exchange for the cancellation of certain indebtedness, (3) consolidated two notes payable by the Company's President and Chief Executive Officer, in the amounts of $99,000 and $27,000, which matured on December 31, 1993 and January 31, 1994, respectively, into one note for $126,000 having a December 31, 1995 maturity date and bearing interest at the rate of six percent per annum, (4) received $50,000 from a 1993 sale of its Common Stock to a private Saudi company controlled by a director of the Company pursuant to a partial option exercise and (5) offset $30,000 in unpaid compensation due to the Company's Chairman of the Board against amounts owned to the Company by four companies owned by the Chairman of the Board. It may be necessary to secure funds to continue operations through the sale of portions of the Company's properties, its investments or a portion of the Company's interest therein. There are no assurances that these sales could be arranged or that sufficient additional equity or debt financing can be obtained.

         The Refining Company had operating income of approximately $2,414,000, before depreciation and amortization of $646,000, on gross refined product sales of $17,564,000 for the 1994 fiscal year, compared with operating income of approximately $710,000, before depreciation and amortization of $678,000, on gross refined product sales of $15,103,000 for the 1993 fiscal year, and a net operating loss of approximately $113,000, before depreciation and amortization of $682,000, on gross refined product sales of $13,320,000 for the 1992 fiscal year.

         Management believes that South Hampton will be able to continue to attain a positive cash flow as a result of the upgrading and expansion projects. Any such cash flow would, however, be insufficient to retire the debt due on June 30, 1995, to Den norske Bank AS. At that time, South Hampton will be required to attempt to re-extend or renegotiate the loan or seek to obtain additional financing. It is possible that any further extension or renegotiation will not be permitted without the retirement of a significant portion of the debt. Failure to extend or renegotiate the loan with Den norske Bank AS would require the Company to seek alternative sources of financing which, if unsuccessful, could result in a foreclosure action and subsequent loss of the refinery. Expiration of the guarantee of the letter of credit portion of the Amended and Restated Credit Agreement resulted in Den norske Bank AS drawing down a $1,500,000 letter of credit provided by the guarantor. As a consequence, the Company is indebted to the guarantor for such amount.

         In connection with the latest extension of the Den norske Bank AS loan, South Hampton agreed to make quarterly principal payments of $200,000 and the Company committed to use its best efforts to raise and contribute new equity to South Hampton of at least $1,500,000 by June 30, 1995, such funds to be used by South Hampton to pay amounts outstanding under the Amended and Restated Credit Agreement.

         In addition to requiring that a substantial portion of South Hampton's cash flow be applied to reduce the amount outstanding, the Amended and Restated Credit Agreement with Den norske Bank AS prohibits the payment of dividends by South Hampton. South Hampton is also required to collect all receivables through a cash collateral account at a local bank. Only the amount of funds required to operate South Hampton's business may be used and weekly reports of cash receipts and disbursements in the cash collateral account must be provided to Den norske Bank AS. If South Hampton defaults on the credit agreement, Den norske Bank AS has the right to freeze the funds in the cash collateral account. South Hampton met all of the loan covenants throughout 1994.

         There can be no assurance that the Company will successfully develop any of its undeveloped mineral properties or, if developed, that they will be commercially productive. None of the Company's undeveloped mineral properties currently produces revenues, and such properties will not produce revenues from operations to the Company unless and until exploration is completed and successful development is accomplished. Meaningful progress in some of these efforts is currently hampered by the Company's lack of sufficient operating funds.

         In the case of the Al Masane project, the Company must secure the financing and construction of the mining and milling facilities before revenues from that project may be realized. The Coal Company's lack of significant assets, combined with the Company's lack of operating funds, inhibits any future activities of the Coal Company. The Company is planning limited exploration of the Pioche-Ely Valley properties in 1995.

         The Company believes that acceptable financing for the estimated cost of the Al Masane project can be arranged, although there can be no assurance that such financing could be obtained. The results of the feasibility study show the estimated total capital costs of the project to be $81.3 million.

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions for further discussion of these matters.

Foreign Operations

         Since a substantial portion of the Company's mineral properties and interests are located outside of the United States, its business and properties are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States.

Competition

         If it reaches the point of engaging in commercial mineral production, the Company expects to encounter strong competition from established mining companies which in many cases will be more extensively capitalized and have more extensive facilities and more numerous personnel than does the Company.

Personnel

         In order to conserve all available funds, the Company continues to keep its general and administrative personnel to a minimum. Its only officers resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, who works on a part-time basis for the Company and serves as its Secretary and Treasurer. The other employees of the Company, numbering approximately 29, consist of the office personnel and field crews conducting core drilling and other exploration activities in Saudi Arabia under the supervision of Mr. Hatem El-Khalidi, President and Chief Executive Officer of the Company. South Hampton currently employs 45 persons.

                                    [map]

Item 2.  Properties.

Saudi Arabia Mining Properties

         Al Masane. The Al Masane project, which consists of an area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 B.C. to 700 A.D. The ancients are believed to have extracted mainly gold, silver and copper. The discussion of the Al Masane project set forth under Item 1. Business is incorporated herein by reference.

         Other Saudi Arabian Areas. In 1971, the government of Saudi Arabia awarded the Company and National Mining exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The companies were subsequently awarded an additional license in August of 1977 covering an area to the north of Wadi Qatan at Jebel Harr. The licenses have expired by their terms, and although the Company has received verbal assurance from Saudi Arabian government officials that the licenses will be extended as long as exploratory work is being carried out on the areas which they cover, formal extensions from the government have not been obtained. The Company and National Mining have also applied for an additional license covering an area surrounding the original Al Masane prospect, which is referred to as the Greater Al Masane area. Although the license has not been formally granted, the companies have been authorized in writing to carry out exploration work on the area. Reference is made to the map on page 15 of this Report for information concerning the location of the foregoing areas. The Company, together with National Mining and another Saudi private company, the Red Sea Mining Company, have also applied for an exploration license covering the Ghurayyah area in northern Saudi Arabia.

         The absence of current formal exploration licenses covering the areas on which the Company has conducted, and is continuing to conduct, exploration and development work in Saudi Arabia creates uncertainty concerning the Company's rights and obligations concerning those areas. However, the Company believes that it has satisfied the government's requirements concerning the license areas and that the government should honor the Company's claims to those areas.

         In the event of the establishment of commercially exploitable minerals, exploration licenses granted by the Saudi Arabian government may be converted into mining leases upon application to the Saudi Arabian Ministry of Petroleum and Mineral Resources. The Company and National Mining are parties to an agreement with Petromin, the official mining and petroleum company of the Saudi Arabian government, which governs the rights of the parties if an exploration license granted to the Company and National Mining is converted into a mining lease. Reference is made to the discussion concerning the agreement under Item 1. Business.

         Wadi Qatan and Jebel Harr. The Wadi Qatan and Jebel Harr areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. Geological and geophysical work by the Company and limited core drilling disclose the existence of massive sulphides containing nickel. Preliminary core drilling to shallow depths disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not been classified and more drilling is needed to classify them as proven or probable. Initial metallurgical studies by consultants to the Company in 1976 indicated difficulty in concentrating the nickel minerals. However, in 1983 the ore was examined by a metallurgical consulting company and it was demonstrated that the ore can be treated to produce ferronickel and iron which can be used to produce steel. The proposed method could be commercially viable if enough ore is proven. Further metallurgical work by another consulting company in 1985 indicated that the ore can be treated by hydrometallurgical methods. The Company plans to obtain a renewal of its exploration licenses in the Wadi Qatan and Jebel Harr areas to enable it to continue its drilling program to prove enough ore for a viable mining operation. Although the indications are encouraging there is no assurance that a viable mining operation could be established.

         Greater Al Masane. An application has been made and verbally approved for another exploration license covering approximately 1,100 square kilometers around Al Masane, sometimes referred to as Greater Al Masane, which includes an ancient gold mining prospect at Jubal Guyan, about six miles east of the original Al Masane prospect and seven miles west of Wadi Qatan. The Saudi Arabian government has given the Company written authorization to conduct exploration work on the area, although the license has not been formally granted. Core samples indicate an average grade of 7 grams of gold per tonne. Additional sampling is being conducted at Jubal Guyan, and after the results of the sampling are obtained, an evaluation will be made as to future drilling locations. Geological, geochemical and geophysical work on the Greater Al Masane area has disclosed mineralization similar to that discovered at Al Masane.

         Ghurayyah. In 1980, the Company, together with National Mining Company and the Red Sea Mining Company, applied jointly for an additional exploration license covering the 7,000 square kilometer Ghurayyah area in the northern part of Saudi Arabia. The application is still pending with the Saudi Arabian Ministry of Petroleum and Mineral Resources.

         A preliminary investigation of the area, which included core drilling, was arranged by the Saudi Arabian Ministry and conducted by WGM prior to the time the license application was filed. Based on the preliminary investigation, WGM observed in December 1980 that "[t]he columbium and tantalum content to a depth of 250 meters below the surface could add very significantly to world resources."

         Pursuant to an exploration and development contract between the parties, the Company, National Mining and Red Sea would each have a 15% interest in the Ghurayyah license and the responsibility to carry out the exploration work, and Petromin would have a 55% interest. The costs of exploration would be shared based on each participant's percentage interest in the license. As between the parties responsible for the exploration activities, the Company would be the operator on the license area.

Refining Operations

         South Hampton owns and operates a petroleum refinery near Silsbee, Texas. South Hampton owns all of the capital stock of Gulf States, which owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The properties owned by South Hampton and Gulf States are more fully described in Item 1. Business.

Nevada Mining Properties

         There are 48 patented and 84 unpatented claims totaling approximately 3,700 acres in the Pioche-Ely Valley properties. All the claims are located in the Pioche District, Lincoln County, in southeastern Nevada. There are prospects and mines on these claims which formerly produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). The Company planned to drill a 1,500 foot test hole in 1994 in search of zinc deposits. Drilling was conducted in September 1994. The drill hole encountered formation problems at 700 feet and further drilling had to be abandoned. A new site will be selected and a second hole is expected to be drilled in 1995.

         There is a 300-ton-a-day processing mill on property owned by Pioche-Ely Valley. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation. Pursuant to a lease commencing on October 1, 1993, the Wide Awake mine property was leased for a primary term of twenty-seven months, which lease will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. The lease stipulates a 6% royalty on net smelter returns with no annual rental required. A significant core hole is planned to be drilled on the Wide Awake claim in mid-1995.

Colorado Coal Properties

         In March 1994, the Mined Land Reclamation Division, Department of Natural Resources, of the State of Colorado elected to exercise its rights under the letter of credit given by the Coal Company to secure completion of the reclamation work on coal properties in Colorado previously leased by the Coal Company. The Coal Company was required by the Mined Land Reclamation Division to monitor the completed reclamation work and conduct additional reclamation work on the coal properties until 2000. The letter of credit was secured by a $36,000 certificate of deposit and in April 1994 was paid to the State of Colorado. The Mined Land Reclamation Division's action concludes the Coal Company's involvement in the reclamation project. The Coal Company has a tax loss carry-forward of approximately $14.8 million which is limited to its net income. The Coal Company is currently negotiating with a company toward the possible use of this amount, although there can be no assurance that any agreement relating thereto will be reached.

Offices

         The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy. The Company also leases a house in Jeddah which is used as a technical office and for staff housing. The Company continues to lease office space in an office building in the northern part of Dallas, Texas on a month-to-month basis. It also has a base camp and accompanying facilities and equipment at its license areas in Saudi Arabia.

Item 3.  Legal Proceedings.

         South Hampton filed suit on July 18, 1994 in the 88th Judicial District Court in Hardin County, Texas against National Union Fire Insurance Company arising from the claim of South Hampton under the Uniform Declaratory Judgment Act for a ruling as to the construction of an insurance contract issued by National Union insuring South Hampton. South Hampton also asserted claims against National Union for breach of contract, negligence, breach of the duty of good faith and fair dealing and certain violations of the Texas Insurance Code. This case was removed to the United States District Court on August 22, 1994. The court ordered that it will first consider South
Hampton's contractual coverage claims under the Uniform Declaratory Judgment Act and abated all of the other claims pending the outcome of the contractual coverage claims.

         Any proceeds received by South Hampton from this cause of action would be payable by South Hampton to Cajun Energy, Inc. and E-Z Mart Stores pursuant to the terms of a judgment entered against South Hampton. South Hampton consented to a settlement agreeement with Cajun Energy and E-Z Mart Stores in May 1994 whereby the plaintiffs took a judgment against South Hampton for the amounts claimed and the plaintiffs signed a "non-execution agreement" agreeing not to execute upon the judgment in return for the assignment by South Hampton of certain claims against National Union. This concludes the claims and actions against South Hampton in these matters.

         South Hampton, together with over twenty-five other companies, is a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas and in the 136th Judicial District Court of Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by John Ricklefsen and James Griffin, two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend against these lawsuits.

         The Company is not involved in any proceeding regarding environmental matters. See Note 4 to the Consolidated Financial Statements for a discussion of certain environmental matters.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company' stockholders during the fourth quarter of 1994.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         This information is set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" of the Company's 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

         This information is set forth under the caption "Selected Financial Data" for each of the five years in the period ended December 31, 1994, of the Company's 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1994 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company including the independent auditor's report thereon of the Company's 1994 Annual Report to Stockholders filed herein as Exhibit 13, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         This information is set forth under the captions "Nominees for Election as Directors" and "Executive Officers" of the

Company's Proxy Statement for the Company's Annual Meeting of Stockholders.

Item 11. Executive Compensation.

         This information is set forth under the caption "Executive Compensation" of the Company's Proxy Statement for the Company's Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         This information is set forth under the caption "Outstanding Capital Stock" of the Company's Proxy Statement for the Company's Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

         This information is set forth under the caption "Other Matters" of the Company's Proxy Statement for the Company's Annual Meeting of Stockholders.


                                    PART IV


Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.

         (a)     1.          The following financial statements are incorporated by reference from the Company's 1994 Annual Report to Stockholders filed herein as Exhibit 13:

                             Report of Independent Accountants.
                             Consolidated Balance Sheets dated December 31,
                              1994 and 1993.
                             Consolidated Statement of Operations for the three
                              years ended December 31, 1994.
                             Consolidated Statement of Stockholders' Equity for
                              the three years ended December 31, 1994.
                             Consolidated Statement of Cash Flows for the three
                              years ended December 31, 1994.
                             Notes to Consolidated Financial Statements.

                 2.          The following documents, separately bound, are filed or incorporated by reference as exhibits to this
                             Report:


                             3(a)    Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary

                                     of State on January 29, 1993  (incorporated by reference to Exhibit 3(a) to the Company's
                                     Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                        3(b)         Bylaws of the Company, as amended through July 6, 1994  (incorporated by reference to Exhibit
                                     3(b) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994
                                     (File  No. 0-6247)).

                       10(a)         Contract dated July 29, 1971 between the Company, National Mining Company and Petromin
                                     (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q/A
                                     for the quarter ended September 30, 1994 (File  No. 0-6247)).

                       10(b)         Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the
                                     Government of Saudi Arabia  (incorporated by reference to Exhibit 10(b) to the Company's
                                     Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                       10(c)         Form of Contract for the Exploration and Development of the Al-Ghurayyah Area entered into in
                                     December 1982 between Petromin and the Company, National Mining Company and Red Sea Mining
                                     Company  (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form
                                     10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                       10(d)         Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and
                                     Mineral Resources and the Company, together with English translation thereof  (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                       10(e)         Stock Option Plan of the Company, as amended  (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File
                                     No. 0-6247)).



                      10(f)          1987 Non-Employee Director Stock Plan  (incorporated by reference to Exhibit 10(f) to the
                                     Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No.
                                     0-6247)).

                      10(g)          Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.  (incorporated by reference to Exhibit
                                     10(g) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994
                                     (File  No. 0-6247)).

                      10(h)          Amended and Restated Credit Agreement dated December 13, 1990 between South Hampton Refining
                                     Company and Den norske Bank AS, together with related Promissory Note, Cash Collateral Account
                                     Agreement, Subordination Agreement and Intercreditor Agreement, all of even date therewith
                                     (incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q/A
                                     for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(i)          Second Lien Promissory Note dated July 28, 1989 from South Hampton Refining Company to American
                                     Shield Refining Company  (incorporated by reference to Exhibit 10(i) to the Company's
                                     Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(j)          Subordination Agreement dated July 28, 1989 by and among Texas Oil and Chemical Co. II, Inc.,
                                     South Hampton Refining Company, Gulf States Pipe Line Company, the Company, American Shield
                                     Refining Company and den Norske Creditbank  (incorporated by reference to Exhibit 10(j) to the
                                     Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No.
                                     0-6247)).

                      10(k)          Amendment No. 1 and Amendment No. 2 to Amended and Restated Credit Agreement dated March 15,
                                     1991 and December 31, 1991, respectively, between South Hampton Refining Company and Den norske
                                     Bank AS, together with related Guaranty dated as of December 31, 1991, by Texas Oil & Chemical
                                     Co. II, Inc. in favor of Den norske Bank AS, Pledge Agreement and Irrevocable Proxy dated as of
                                     December 31, 1991, between Texas Oil &


                                     Chemical Co. II, Inc. and Den norske Bank AS and Pledge Agreement and Irrevocable Proxy dated as of December 31, 1991, between South Hampton Refining Company and Den norske Bank AS
                                     (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q/A
                                     for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(l)          Letter Agreement dated February 28, 1994 by and between South Hampton Refining Company and Den norske Bank AS  (incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(m)          Letter Agreement dated June 2, 1994 by and between South Hampton Refining Company and Den norske Bank AS together with related Letter Agreement dated June 2, 1994 by and between the
                                     Company and Den norske Bank AS  (incorporated by reference to Exhibit 10(m) to the Company's
                                     Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(n)          Letter Agreement dated December 2, 1994 by and between South Hampton Refining Company and Den norske Bank AS  (incorporated by reference to Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(o)          Agreement dated March 10, 1988 between Chevron Research Company and South Hampton Refining
                                     Company, together with related form of proposed Contract of Sale by and between Chevron
                                     Chemical Company and South Hampton Refining Company  (incorporated by reference to Exhibit
                                     10(o) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994
                                     (File  No. 0-6247)).

                      10(p)          Addendum to the Agreement Relating to AROMAX Process - Second Commercial Demonstration dated
                                     June 13, 1989 by and between Chevron Research Company and South Hampton Refining Company
                                     (incorporated by reference to Exhibit 10(p) to the Company's Quarterly


                                     Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(q)          Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and
                                     Transportation Corp. and South Hampton Refining Company  (incorporated by reference to Exhibit
                                     10(q) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994
                                     (File  No. 0-6247)).

                      10(r)          Agreement for Purchase of Feedstock dated July 1, 1992 by Silsbee Trading and Transportation
                                     Corp. and South Hampton Refining Company  (incorporated by reference to Exhibit 10(r) to the
                                     Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No.
                                     0-6247)).

                      10(s)          One-Year Adjustable Interest Rate Note dated February 1, 1995, effective December 31, 1994, from Texas Oil & Chemical Co. II, Inc. to Silsbee State Bank, together with Deed of Trust of even date therewith  (incorporated by reference to Exhibit 10(s) to the Company's Quarterly
                                     Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(t)          Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(u)          Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                      10(v)          Lease Agreement dated as of August 13, 1993 by and among Pioche-Ely Valley Mines, Inc.,
                                     Minerals Processing, Inc. and World Hydrocarbons, Inc.  (incorporated by reference to Exhibit
                                     10(v) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994
                                     (File  No. 0-6247)).


                      10(w)          Letter Agreement dated March 27, 1995 between Carlyle (SEAG) and the Company.


                       13            1994 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5,6,7,8 and 14 of this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report.


                       21            Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form
                                     10-Q/A for the quarter  ended September 30, 1994 (File No. 0-6247)).


                       27            Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS that each of Arabian Shield Development Company, a Delaware corporation, and the undersigned directors and officers of Arabian Shield Development Company, hereby constitutes and appoints John A. Crichton its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARABIAN SHIELD DEVELOPMENT COMPANY


                                        By:      /s/ Hatem El-Khalidi
                                           ---------------------------------
                                           Hatem El-Khalidi, President
                                           and Chief Executive Officer



Dated:  March 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 27, 1995.




Signature                                                   Title
---------                                                   -----
/s/ Hatem El-Khalidi                       President, Chief Executive
-------------------------                  Officer and Director (principal
Hatem El-Khalidi                           executive officer)




/s/ Drew Wilson                            Secretary and Treasurer
-------------------------                  (principal financial and
Drew Wilson                                accounting officer)



/s/ John A. Crichton                       Chairman of the Board and
-------------------------                  Director
John A. Crichton


/s/ O.W. Hammonds                          Director
-------------------------
Oliver W. Hammonds


_________________________                  Director
Harb S. Al Zuhair


/s/ Mohammed O. Al-Omair                   Director
-------------------------
Mohammed O. Al-Omair


_________________________                  Director
Ghazi Sultan




                                 EXHIBIT INDEX


                                                                                                                    PAGE
                                                                                                                    ----
                 3(a)                      Certificate of Incorporation of the Company as amended through the
                                           Certificate of Amendment filed with the Delaware Secretary of State on January 29, 1993  (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 3(b)                      Bylaws of the Company, as amended through July 6, 1994
                                           (incorporated by reference to Exhibit 3(b) to the Company's
                                           Quarterly Report on Form 10-Q/A for the quarter ended September 30,
                                           1994 (File  No. 0-6247)).

                 10(a)                     Contract dated July 29, 1971 between the Company, National Mining
                                           Company and Petromin  (incorporated by reference to Exhibit 10(a)
                                           to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-6247)).

                 10(b)                     Loan Agreement dated January 24, 1979 between the Company, National
                                           Mining Company and the Government of Saudi Arabia  (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(c)                     Form of Contract for the Exploration and Development of the
                                           Al-Ghurayyah Area entered into in December 1982 between Petromin and the Company, National Mining Company and Red Sea Mining
                                           Company  (incorporated by reference to Exhibit 10(c) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(d)                     Mining Lease Agreement effective May 22, 1993 by and between the
                                           Ministry of Petroleum and Mineral Resources and the Company,
                                           together with English translation thereof  (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(e)                     Stock Option Plan of the Company, as amended  (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(f)                     1987 Non-Employee Director Stock Plan  (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q/A
                                           for the quarter ended September 30, 1994 (File  No. 0-6247)).

                 10(g)                     Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
                                           (incorporated by reference to Exhibit 10(g) to the Company's
                                           Quarterly Report on Form 10-Q/A for the quarter ended September 30,
                                           1994 (File  No. 0-6247)).

                 10(h)                     Amended and Restated Credit Agreement dated December 13, 1990 between South Hampton Refining Company and Den norske Bank AS, together with related Promissory Note, Cash Collateral Account
                                           Agreement, Subordination Agreement and Intercreditor Agreement, all
                                           of even date therewith  (incorporated by reference to Exhibit
                                           10(h) to the Company's Quarterly Report on Form 10-Q/A for the
                                           quarter ended September 30, 1994 (File  No. 0-6247)).

                 10(i)                     Second Lien Promissory Note dated July 28, 1989 from South Hampton
                                           Refining Company to American Shield Refining Company
                                           (incorporated by reference to Exhibit 10(i) to the Company's
                                           Quarterly Report on Form 10-Q/A for the quarter ended September 30,
                                           1994 (File  No. 0-6247)).

                 10(j)                     Subordination Agreement dated July 28, 1989 by and among Texas Oil and Chemical Co. II, Inc., South Hampton Refining Company, Gulf
                                           States Pipe Line Company, the Company, American Shield Refining
                                           Company and den Norske Creditbank  (incorporated by reference to
                                           Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q/A for
                                           the quarter ended September 30, 1994 (File  No. 0-6247)).

                 10(k)                     Amendment No. 1 and Amendment No. 2 to Amended and Restated Credit
                                           Agreement dated March 15, 1991 and December 31, 1991, respectively, between South Hampton Refining Company and Den norske Bank AS, together with related Guaranty dated as of December 31, 1991, by
                                           Texas Oil & Chemical Co. II, Inc. in favor of Den norske Bank AS,
                                           Pledge Agreement and Irrevocable Proxy dated as of December 31,
                                           1991, between Texas Oil & Chemical Co. II, Inc. and Den norske Bank
                                           AS and Pledge Agreement and Irrevocable Proxy dated as of December
                                           31, 1991, between South Hampton Refining Company and Den norske
                                           Bank AS  (incorporated by reference to Exhibit 10(k) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(l)                     Letter Agreement dated February 28, 1994 by and between South
                                           Hampton Refining Company and Den norske Bank AS  (incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(m)                     Letter Agreement dated June 2, 1994 by and between South Hampton
                                           Refining Company and Den norske Bank AS, together with related
                                           Letter Agreement dated June 2, 1994 by and between the Company and
                                           Den norske Bank AS  (incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(n)                     Letter Agreement dated December 2, 1994 by and between South
                                           Hampton Refining Company and Den norske Bank AS  (incorporated by reference to Exhibit 10(n) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(o)                     Agreement dated March 10, 1988 between Chevron Research Company and
                                           South Hampton Refining Company, together with related form of proposed Contract of Sale by and between Chevron Chemical Company and South Hampton Refining Company  (incorporated by reference to
                                           Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q/A for
                                           the quarter ended September 30, 1994 (File  No. 0-6247)).

                 10(p)                     Addendum to the Agreement Relating to AROMAX Process - Second
                                           Commercial Demonstration dated June 13, 1989 by and between Chevron
                                           Research Company and South Hampton Refining Company  (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on
                                           Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                                           6247)).

                 10(q)                     Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South Hampton
                                           Refining Company  (incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(r)                     Agreement for Purchase of Feedstock dated July 1, 1992 by Silsbee
                                           Trading and Transportation Corp. and South Hampton Refining
                                           Company  (incorporated by reference to Exhibit 10(r) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(s)                     One-Year Adjustable Interest Rate Note dated February 1, 1995, effective December 31, 1994, from Texas Oil & Chemical Co. II, Inc.
                                           to Silsbee State Bank, together with Deed of Trust of even date therewith  (incorporated by reference to Exhibit 10(s) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(t)                     Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(u)                     Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company  (incorporated by reference to Exhibit 10(u) to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(v)                     Lease Agreement dated as of August 13, 1993 by and among Pioche-Ely
                                           Valley Mines, Inc., Minerals Processing, Inc. and World
                                           Hydrocarbons, Inc.  (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                                           September 30, 1994 (File  No. 0-6247)).

                 10(w)                     Letter Agreement dated March 27, 1995 between Carlyle (SEAG) and the Company.

                 13                        1994 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and
                                           14 of this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                 21                        Subsidiaries (incorporated by reference to Exhibit 21 to the
                                           Company's Quarterly Report on Form 10-Q/A for the quarter  ended
                                           September 30, 1994 (File No. 0-6247)).

                 27                        Financial Data Schedule.
