Form 10-Q
period 1995-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1995-05-11
CIK 7039

                      SECURITIES AND EXCHANGE  COMMISSION

                            WASHINGTON, D. C.  20549

                               ---------------

                                   FORM 10-Q

                               ---------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ---------------

                       FOR QUARTER ENDING MARCH 31,  1995



                         COMMISSION FILE NUMBER 0-6247



                      ARABIAN SHIELD DEVELOPMENT  COMPANY

                          State of Delaware  75-1256622

                   10830 North Central Expressway, Suite 175

                              Dallas, Texas  75231


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                 Yes   X                                   No
                    -------                                  -------
Number of shares of the Registrant's Common Stock par value $0.10 per share, outstanding at March 31, 1995 20,028,494

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31, 1995
                                                                              1995                 DECEMBER 31,
                                                                          (Unaudited)                  1994
                                                                        ---------------            ------------
ASSETS
- - ------
   CURRENT ASSETS
          Cash and Cash Equivalents in U.S.                               $    704,379             $  1,326,119
          Accounts Receivable (Net)                                          1,821,114                1,402,982
          Inventories                                                          632,458                  471,074
                                                                          ------------             ------------
                 Total Current Assets                                        3,157,951                3,200,175

   CASH IN SAUDI ARABIA                                                        257,156                  430,976
   PLANT, PIPELINE & EQUIPMENT (AT COST)
          Refinery Plant, Pipeline & Equip.                                  5,453,807                5,440,208
          Less: Accumulated Depreciation                                    (2,275,464)              (2,187,256)
                                                                          ------------             ------------
                   Net Equipment                                             3,178,343                3,252,952

   AL MASANE PROJECT & SURROUNDING
          PROPERTIES                                                        30,222,461               30,112,132
   OTHER INTERESTS IN SAUDI ARABIA                                           2,431,248                2,431,248
   INVESTMENT IN AND ADVANCES TO
          PIOCHE-ELY VALLEY MINES, INC.                                        246,301                  247,052
   GOODWILL                                                                    608,130                  678,206
   OTHER ASSETS (NET)                                                          665,807                  704,035
                                                                          ------------             ------------
                 TOTAL ASSETS                                             $ 40,767,397             $ 41,056,776
                                                                          ============             ============

LIABILITIES
- - -----------
   CURRENT LIABILITIES
          Accounts Payable                                                $    855,632             $    944,007
          Accrued Liabilities                                                  521,828                  616,459
          Accrued Liabilities in Saudi Arabia                                  785,743                  785,743
          Notes Payable                                                     15,743,783               15,945,393
          Current Portion of Long-Term Debt                                     64,614                   67,968
          Current Portion of Long-Term
                 Obligations                                                    19,184                   18,805
                                                                          ------------             ------------
                 Total Current Liabilities                                   7,990,784               18,378,375

   LONG-TERM DEBT                                                              182,888                  195,386
   LONG-TERM OBLIGATIONS                                                       201,083                  206,013
   ACCRUED LIABILITIES IN SAUDI ARABIA                                         591,566                  585,918
   DEFERRED REVENUE                                                            156,817                  160,693

STOCKHOLDERS' EQUITY
- - --------------------
   Common Stock-40,000,000 shares of $0.10
          par value authorized: 20,028,494
          shares issued and outstanding                                      2,002,849                2,002,849
   Additional Paid-in Capital                                               32,899,119               32,899,119
   Receivables from Stockholders                                              (226,000)                (276,000)
   Accumulated Deficit                                                     (13,031,709)             (13,095,577)
                                                                          ------------             ------------
                 Total Stockholders' Equity                                 21,644,259               21,530,391
                                                                          ------------             ------------
                 TOTAL LIABILITIES &
                   STOCKHOLDERS' EQUITY                                   $ 40,767,397              $41,056,776
                                                                          ============             ============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS             THREE MONTHS
                                                                             ENDED                     ENDED
                                                                         March 31, 1995           March 31, 1994
                                                                         --------------           --------------
REVENUES:
   Refined Product Sales                                                  $  4,461,593             $  4,250,620
   Processing Fees                                                              85,978                   52,277
                                                                          ------------             ------------
                                                                             4,547,571                4,302,897

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
          Sales and Processing                                               3,724,470                3,233,660
   General and Administrative                                                  570,754                  454,012
   Depreciation and Amortization                                               166,711                  169,461
                                                                          ------------             ------------
                                                                             4,461,935                3,857,133
                                                                          ------------             ------------

OPERATING INCOME (LOSS)                                                         85,636                  445,764

OTHER INCOME (EXPENSES):
   Interest Income                                                              11,832                   16,045
   Interest Expense                                                            (97,032)                 (84,848)
   Equity in Income (Loss)
          of Affiliate                                                          (1,350)                  (3,558)
   Other Income                                                                 67,293                   48,198
                                                                          ------------             ------------

Income (Loss) Before Income Taxes                                               66,379                  421,601

Income Tax Expense                                                               2,511                       --
                                                                          ------------             ------------

NET INCOME (LOSS)                                                         $     63,868             $    421,601
                                                                          ============             ============

NET INCOME (LOSS)
   PER COMMON SHARE                                                       $        .01             $        .02
                                                                          ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                       20,028,494               20,023,827
                                                                          ============             ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1995




                                         COMMON STOCK      ADDITIONAL    RECEIVABLES
                                         ------------        PAID-IN        FROM       ACCUMULATED
                                     SHARES       AMOUNT     CAPITAL     STOCKHOLDERS    DEFICIT        TOTAL
                                     ------       ------     -------     ------------    -------        -----
Balance, December 31, 1994         20,028,494  $2,002,849  $32,899,119   $ (276,000)  $(13,095,577)  $21,530,391

Payment on Receivables                                                       50,000                       50,000

Net Income (Loss)                                                                           63,868        63,868

                                   ----------  ----------  -----------   ----------   ------------   -----------
Balance, March 31, 1995            20,028,494  $2,002,849  $32,899,119   $ (226,000)  $(13,031,709)  $21,644,259
                                   ==========  ==========  ===========   ==========   ============   ===========


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                          THREE MONTHS             THREE MONTHS
                                                                             ENDED                     ENDED
                                                                         March 31, 1995           March 31, 1994
                                                                         --------------           --------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $   63,868               $ 421,601
   Adjustments for Non-Cash Transactions:
          Depreciation and Amortization                                       166,711                 169,461
          Equity in (Income) Loss of Affiliate                                  1,350                   3,558
          (Decrease) Increase in Deferred Revenue                              (3,876)                 (3,876)
          Decrease (Increase) in Accounts
                 Receivable                                                  (418,132)               (109,393)
          Decrease (Increase) in Inventories                                 (161,384)                 (9,404)
          (Decrease) Increase in Accounts
                 Payable and Accrued Liabilities                             (183,006)                 45,143
          Decrease (Increase) in Other Assets                                  38,228                  77,616
          Other                                                                (9,026)                (96,019)
                                                                           ----------               ---------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                                      (505,267)                498,687
                                                                           ----------               ---------

INVESTING ACTIVITIES:
   Additions to Al Masane Project
          and Surrounding Properties                                         (110,329)               (376,940)
   Additions to Other Interests
          in Saudi Arabia                                                          --                 (15,247)
          Additions to Plant, Pipeline & Equipment                            (13,599)                (20,541)
   (Increase) Decrease in Cash in
          Saudi Arabia                                                        173,820                 502,909
   Increase (Decrease) in Accrued
          Liabilities in Saudi Arabia                                           5,648                  13,500
                                                                           ----------               ---------

NET CASH USED FOR INVESTING ACTIVITIES                                         55,540                 103,681
                                                                           ----------               ---------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                                                    --                  14,000
   Decrease in Receivables from
          Stockholders                                                         50,000                      --
   Additions to Notes Payable &
          Long-Term Obligations                                                    --                      --
   Reductions to Notes Payable &
          Long-Term Obligations                                              (222,013)               (141,823)
                                                                           ----------               ---------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                                      (172,013)               (127,823)
                                                                           ----------               ---------

NET INCREASE (DECREASE) IN CASH                                              (621,740)                474,545

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      1,326,119                 118,828
                                                                           ----------               ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $  704,379               $ 593,373
                                                                           ==========               =========


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       REPORTING POLICIES

         The consolidated financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The accounts of the Refining Company include its wholly owned subsidiary, Texas Oil and Chemical Company II, Inc. ("TOCCO") and TOCCO's accounts include its wholly owned subsidiaries, South Hampton Refining Company ("South Hampton") and Gulf States Pipeline Company, Inc. ("Gulf States"). The Company accounts for its 46% ownership interest in Pioche-Ely Valley Mines, Inc. ("Pioche") by the equity method. In 1992, the Company began to fully consolidate the Al Masane Project (see Note 3). Previously, the Company accounted for the Project by the equity method.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current primary source of revenue attributable to its wholly owned subsidiary, South Hampton Refining Company, is fully dedicated to repayment of debt and funding refining operations. Additionally, the Company is not generating cash flow from any of its other activities.

         Management of Arabian Shield Development Company plans to fund its future operations through sales of its common stock, borrowings, and from the anticipated profits of its mining operations in Saudi Arabia, which are anticipated to commence in 1996.

         The Company currently has in its treasury approximately $200,000 from which funds are being used for the Implementation Plan for the Al Masane mining project (now that the Company has been granted its mining lease by the Saudi government) and for meeting all the Company's expenditures in the United States and Saudi Arabia, which amount should be sufficient until the middle of 1995.

         In the event the Company is unable to finance the Al Masane mining project or realize cash flow from its refining operations, or through the further sale of stock, or reach a final agreement on the repayment of the $11,000,000 loan from the Saudi government, there will then be substantial doubt about the Company's ability to continue as a going concern past the middle of 1995. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.       AL MASANE PROJECT

         The Company and National Mining Company ("NMC"), a Saudi Arabian Company, entered into an agreement in 1971 to explore and develop certain areas in Saudi Arabia. The Company and NMC jointly entered into an interest-free loan agreement for $11,000,000 in January 1979, with the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which loan were required to be used for the underground development program at Al Masane. Repayment of the loan was to begin December 31, 1984, in ten equal annual installments. None of the scheduled payments have been made.

         On April 13, 1992, the Company and National Mining Company signed an agreement whereby NMC transferred to the Company all of its rights and interests in the Al Masane Area in return for the Company assuming sole responsibility for the repayment of the $11 million loan obtained from the Saudi Arabian government in 1979. The loan is to be rescheduled so that repayment would be made from the profits of mining after the mining lease is issued. On April 30, 1992, the Minister of Petroleum and Mineral Resources was informed by the Company about the agreement with NMC and that the Company would not ask for the loan which was approved by the Saudi Arabian government in 1984. On October 4, 1992, the Company and the Minister of Petroleum and Mineral Resources initialed approval of a new mining lease which was submitted to the Council of Ministers for approval.

         On April 26, 1993, the Council of Ministers passed the resolution granting the Company the mining lease, and on May 22, 1993, a Royal Decree was issued by the King. The initial period of the mining lease is 30 years, which can be renewed for another period or periods, not to exceed 20 years. The lease area is 44 square kilometers in size. An amendment was made in the loan agreement which stipulates that, when the profitability of the project is demonstrated, a Saudi public stock company will be formed, in which the Company will contribute its interest in the Al Masane Project in return for 50% of the stock. The Petroleum and Mineral Organization ("PETROMIN"), a company wholly-owned by the Saudi government, has an option to acquire up to 25% of the stock with the remaining interest to be put out for public subscription to Saudi citizens. In the Al Masane Lease area, proven and probable reserves of the ore of copper, zinc, silver and gold, which the Company discovered and developed, are estimated to be 7.2 million tonnes, and the exploration potential to increase these reserves at the mine site and in the area remain excellent, as reported by the Company's geological and engineering consultant.

         A 1994 report on the Al Masane Project by the consulting firm, Watts, Griffis and McOuat, which was begun in 1993 subsequent to the granting of the mining lease was completed in July 1994. The purpose of this report is to provide a feasibility study for the Project to be used in obtaining financing, as well as an implementation plan for the Project. The report projects production of the proven and probable ore reserves of 7.2 million tonnes over a ten year period commencing in 1996. The total capital cost of the Project is estimated to be $81.3 million. The cash flow projection was made based on the assumption that 50% of the financing of the project's cost will come from loans from the Saudi Industrial Development Fund, 25% from bank loans, and 25% from equity financing in connection with the public subscription in Saudi Arabia. This financing is anticipated to be completed in 1995. Revenues were estimated utilizing projected mineral prices from a third party pricing expert. Since positive net cash flows are indicated in the report, the consultants have recommended that the mine be brought into production, and the Company can now form a Saudi public stock company to operate the Project.

         In March 1995, the Company entered into an agreement with Carlyle SEAG ("Carlyle"), whereby Carlyle has been retained as the Company's financial advisor in connection with the Al Masane mining project. Carlyle's services will include, but not be limited to, (1) advising on the capitalization structure of the proposed Saudi company to be established for the project; (2) the raising of capital funds for the project implementation; and (3) assisting the Company in the filing of all licenses and necessary documents for regulatory purposes. In addition to compensation for their services, including the grant of an option allowing Carlyle to purchase 2,000,000 shares of the Company's common stock at $1 per share, Carlyle will nominate one member to the board of directors at the Company's next board meeting and will nominate a second board member upon the closing of the financing for the Al Masane project.

4.       OTHER PROJECTS IN SAUDI ARABIA

         In December 1993, the Company commissioned Sherritt Ltd. of Fort Saskatchawan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia, for a refinery to have the capacity to produce 100,000 tonnes of slab zinc per year, with elevated sulfur as a by-product. Sherritt Ltd. has completed the study, and in it the proposed flow sheet has been commercialized and represents a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over the other existing zinc production processes, including being known as the most favored technology for environmental considerations. Sherritt Ltd. in its study, concluded that all the elements of the project that could be identified to date are included in this study, and these offer a strong potential for the project, enhance the concept and encourage the Company to proceed to carry out further studies toward the implemention of the project.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Saudi Arabia by Chevron Chemical in joint venture with Saudi Venture Capital Group (SVCS). The Company and some Saudi joint venture partners, all of whom are stockholders of the Company, contemplate building a processing plant located next to the Aromax plant in Saudi Arabia. On July 6, 1993, the Company received a letter from Chevron Chemical stating that Chevron Chemical and SVCS have jointly agreed to commit to supply the Company's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Subsequently, engineering and marketing studies were made for the project by outside consultants which reflected positive results. The Company, Chevron Chemical and SVCS have been waiting for new regulations from the Saudi government regarding private investments in petrochemical projects before proceeding further with these projects. These regulations were recently issued and planning has begun toward the construction and operation of the Chevron Aromax plant and the Company's processing plant. Construction is estimated to be completed in late 1996. The Company will begin applying to the Saudi government for a license for the project when the Aromax project receives final approval from the Saudi government.

5.       MINERAL EXPLORATION AND DEVELOPMENT PROJECTS IN THE UNITED STATES

         A major component of the Company's activities relates to the acquisition, exploration, and development of mineral deposits. All direct costs incurred in these activities are capitalized as mineral exploration and development costs until such time as (1) the Company commences commercial exploitation of the related mineral deposits, at which time that project's costs will be amortized, (2) the related project is abandoned, at which time the capitalized costs will be written off, or (3) when any or all deferred costs are permanently impaired. The Coal Company defaulted in 1988 under its lease agreement and forfeited its interests in the coal properties. The Coal Company was required by the Colorado Mined Land Reclamation Division to complete reclamation work on the property. The reclamation work was secured by a letter of credit in favor of the Division which was backed by a certificate of deposit for $36,000. In March 1994 the Division exercised its right under the letter of credit, and the $36,000 was paid to the Division. This action concludes the Coal Company's involvement in the reclamation project. The Coal Company has a tax loss carry-forward of approximately $14.8 million which is limited to its net income. The Coal Company is currently negotiating with a company toward the possible use of this amount.

         In August 1993, Pioche-Ely Valley Mines, Inc. ("Pioche") entered into a new lease of the Wide Awake mine property with the same joint venturer it had previously leased to in 1990. The new agreement stipulates a 6% royalty on net smelter returns with no annual rental required. The lease commenced on October 1, 1993, for a primary term of twenty-seven months, and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. A significant core hole is planned to be drilled on the Wide Awake claim in mid 1995.

         Based on geophysical work of the mining claims in 1989 by a major mining company, Pioche drilled a test hole in September 1994 in search of zinc deposits similar to those found and mined by another company on its claims between 1924-1958, which amounted to 2.6 million tons of ore containing 11.8% zinc, 4.6% lead and 4.8 ounces of silver per ton. The nearest ore body of the above mined ore is located only 2,500 feet to the west of the Pioche claims. The drill hole, which was to go down to 1,500 feet, encountered formation problems at 700 feet and further drilling had to be abandoned. A new site will be selected and a second hole is expected to be drilled in 1995.

6.       REFINERY OPERATIONS

         The principal assets of the Refining Company are a special products refinery located near Beaumont, Texas, and 45 miles of pipelines to the Gulf of Mexico. South Hampton, the Company's only revenue producing asset, sells its products primarily to companies in the petroleum industry. Downturns in the industry could negatively impact the refinery operations in the future.

         Various refinery upgrade and expansion projects initiated in 1988 and 1989 were completed in 1989 and early 1990. South Hampton's source of funds for these projects included advances by the Company of proceeds from the sale of additional shares of the Company's common stock. All of the amounts advanced by the Company to South Hampton are subordinated to the liens securing the indebtedness of South Hampton to Den norske Bank.

7.       LEGAL PROCEEDINGS

         In 1990 and 1991, Cajun Energy, Inc. and E-Z Mart Stores, Inc., respectively, each filed a lawsuit against South Hampton alleging that South Hampton manufactured and sold defective gasoline and/or failed to properly test its product prior to sale. Before the initiation of the lawsuit by Cajun, claims in excess of $906,000 were paid by South Hampton's insurance carrier under a $1 million liability policy. The plaintiffs were seeking to recover all claims and related costs paid. In May 1994, the E-Z Mart lawsuit went to trial and a judgement was entered against South Hampton. In consideration of the judgement and, since the issues were identical to the claims asserted in the Cajun lawsuit, there has been a dismissal by Cajun of its lawsuit against South Hampton. At the trial, South Hampton consented to a settlement agreement whereby the plaintiffs took a judgement against South Hampton for the amounts sought and the plaintiffs signed a "nonexecution agreement" not to execute upon the judgement in return for the assignment by South Hampton of certain claims against its insurance carrier. South Hampton also agreed not to pursue its 1992 lawsuit against the insurance company. The total judgement granted to the plaintiffs was approximately $5.5 million, after credit of approximately $1 million was given to the plaintiffs by another defendant in the causes of action. This concludes the claims and actions against South Hampton in these matters.

         South Hampton, together with over twenty-five other companies, is a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas, and in the 136th Judicial District Court in Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend against these lawsuits.

8.       INVENTORIES

         Inventories include the following:


                                                  March 31, 1995        December 31, 1994
                                                  --------------        -----------------
         Refinery feedstock                          $ 265,675                $ 226,265
         Refined products                              366,783                  244,809
                                                     ---------                ---------

                 Total inventories                   $ 632,458                $ 471,074
                                                     =========                =========


         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. The market value of the inventory at March 31, 1995 was below the LIFO value by approximately $11,000 and at December 31, 1994, the market value exceeded the LIFO value by approximately $193,000.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Effective January 1, 1988, the Company determined it had ceased to be a development stage Company due to the significant revenues generated
         by the Refining Company.   The Refining Company generates
         substantially all of the revenues of the Company.

         The Company had net income of $63,868 for the three months ending March 31, 1995, compared to net income of $421,601 for the same period in 1994, resulting in a net income decrease of $357,733 in 1995 from the comparable period in 1994. For the three months ending March 31, 1995, the Refining Company had gross operating income of $223,841 and net income of $202,587. The Refining Company cash flow during the period was a positive $390,417. The gross operating income in 1995 includes processing fees of $85,978, compared to processing fees of $52,277 in 1994. The Refining Company had gross operating income for the same period in 1994 of $477,690 and net income of $421,601. The amount of gross sales in 1995 was $210,000 higher than in 1994 due to higher volumes and prices; however, the margins were not as good due to higher feedstock prices. The cost of product sales in 1995 was $490,810 higher and amounted to 83% of gross sales compared to 76% in 1994. Feedstock prices in the first quarter of 1995 were $.10 per gallon higher than in the same period a year ago. This rise in the cost of feed is having a significant difference in the performance so far in 1995. It is expected that this cost will come down as the warmer months approach. The refinery has been running at its full capacity of 2,200 barrels per day since July 1994 and will continue to do so in the coming months. Processing fees in 1995 were higher than in 1994 by $33,701. Negotiations were completed in February on a toll processing agreement with a large chemical company which began operating in April, after equipment modifications were made by the refinery. Minimum monthly fees of $16,000 are expected which are anticipated to increase up to $50,000 per month within nine months if their markets develop as they expect. A toll processing contract for racing fuel blending was renewed in February for a three year term and another contract is up for an annual renewal in May. The refinery has been spending more time and effort in replacing old pipes and equipment and in cleaning up and selling scrap materials. A continuous effort is being made to control and reduce all expenses.

         General and administrative expenses for the first three months in 1995 were higher by $99,921 than for the same period in 1994. The expenses and time demands of regulatory and environmental compliance and reporting continue to increase and are reflected in the higher G & A costs. Interest expense in 1995 and 1994 was practically all attributable to the debt of the refinery and increased by $12,184 in 1995. The equity in loss of affiliate of $1,350 for the three months in 1995 was attributable to Pioche-Ely Valley Mines, Inc. A charge for amortization of goodwill of

         $207,855 for the same period in 1995 and 1994 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Other income in both periods primarily includes income from leases, rentals, and miscellaneous items at the refinery. A provision for income taxes in 1995 of $2,511 has been recorded, since the Company estimates an alternative minimum tax liability for the period.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the acquisition in June 1987 of the refinery in Silsbee, Texas, the Company had substantially no significant operating revenues since 1972. Because of the lack of operating revenues, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue operations. The Company has required additional debt or equity financing in order to continue development activities on its various projects and to fund its general and administrative costs.

         Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company will also soon start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is now actively engaged in studies for the feasibility of the establishment of a petrochemical plant in Saudi Arabia similar to the one owned by it in Silsbee, Texas. The products to be manufactured would be solvents for the plastics industry and they are anticipated to be sold in the Middle East, Europe and the Far East.

         Since the coal leases in Colorado were relinquished in 1988, there is only a small amount of overhead expenses incurred regarding the Coal Company. Primarily as a result of the write-off of the coal leases in 1988, the Company has net operating loss tax carryforwards of approximately $27.3 million, of which approximately $14.8 million is limited to the net income of the Coal Company. These carryforwards expire during the years 1994 through 2008. Additionally, approximately $1.1 million of this amount is limited to the net income of TOCCO. The Company is actively seeking a means of utilizing this tax loss carryforward.

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,363,355 at March 31, 1995, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS.

         On March 31, 1995, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske Bank AS was $2,716,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, is due on June 30, 1995. South Hampton has agreed to make minimum quarterly principal payments of $200,000, and the Company has committed to use its best efforts to obtain new equity financing of at least $1,500,000 by June 30, 1995, to be remitted to the bank.

         In July 1994, South Hampton established a hedging program to help decrease the volatility of the price of fuel gas to the refinery. South Hampton has purchased several commodity based derivative futures contracts. Gains and losses related to these contracts are recognized when the contracts expire and are reflected in the fuel gas costs in the statement of operations. The natural gas market suffered severe price declines in the last few months of 1994 and into 1995, and the contracts held by South Hampton showed concurrent price declines. The first month of these recognized losses was in October 1994, and there was a total net recognized loss of $117,000 in 1994. The first three months of 1995 reflected losses of $83,600. Management believes the program is good and will achieve the expected stabilization of fuel prices in the future.

         In 1994, the Company (1) negotiated an extension until June 30, 1995 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS, (2) issued 14,000 shares of its Common Stock of $1.00 per share pursuant to an option exercised by the Company's Chairman of the Board in exchange for the cancellation of certain indebtedness,
         (3) consolidated two notes payable by the Company's President and Chief Executive Officer, in the amounts of $99,000 and $27,000, which matured on December 31, 1993 and January 31, 1994, respectively, into one note for $126,000 having a December 31, 1995 maturity date and bearing interest at the rate of six percent per annum, (4) received $50,000 from a 1993 sale of its Common Stock to a private Saudi company controlled by a director of the Company pursuant to a partial option exercise and (5) offset $30,000 in unpaid compensation due to the Company's Chairman of the Board against amounts owed to the Company by four companies owned by the Chairman of the Board.

         In the first quarter of 1995, the Company received an additional $50,000 pursuant to the partial option exercise of the 1993 sale to a private Saudi company. The balance of $100,000 is to be paid in equal amounts of $50,000 in May and August 1995. Efforts are currently being made for the sale of up to one million shares of Company stock, which was authorized by the Board of Directors in July 1994. These funds will be used to cover present and future cash requirements for continued operations.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at December 31, 1993 of $341,868 which South Hampton did not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. Rental income to the Company pursuant to this lease totalled $93,170 in 1994 and $25,410 for the three months ending March 31, 1995.

         South Hampton Refining Company entered into a five-year lease agreement beginning in October 1989 with Silsbee Trading and Transportation Corp., a company owned by the President and Vice President of TOCCO. Under the terms of the agreement, South Hampton will lease vehicles and equipment for use in its operations for $24,140 per month, including vehicle maintenance and other executory costs. South Hampton incurred costs under the lease agreement of approximately $341,000, $320,000,and $291,000 in 1994, 1993, and 1992,
         respectively. The costs for the first three months of 1995 were $72,420. At March 31, 1995, South Hampton owed $5,854 for unpaid truck expenses. The agreement expired in September 1994 and is currently continuing on a month to month basis.

         In July 1991, a partnership in which Silsbee Trading and Transportation Corp. and M. A. Bomer, the former owner of the refinery, each owned a 50% interest, obtained a line of credit with a bank in Silsbee, Texas to facilitate the purchase of feedstock by South Hampton. Under this arrangement, feedstock was purchased by the partnership and, at the expense of South Hampton transported and stored until such time as the feedstock was needed by South Hampton in its operations. South Hampton purchased the feedstock from the partnership at a price equal to the cost of the feedstock to the partnership plus two cents per gallon. South Hampton personnel arranged all purchases, transportation and testing of the feedstock and the partnership provided the financing for the feedstock purchases. On June 1, 1992 the arrangement with the partnership was terminated. On July 1, 1992, South Hampton entered into a new agreement whereby Silsbee Trading will assist South Hampton in maintaining its refinery throughput rate by providing feedstock inventory for pipeline fill in its eight-inch pipeline. Silsbee Trading will provide the feedstock inventory at a price to South Hampton of one-half cent per gallon. The volume of feedstock to be carried for this purpose is 453,600 gallons which is the capacity of
         the pipeline.   The agreement expired in December 31, 1993, and is
         currently continuing on a month to month basis. The fees paid to Silsbee Trading under the agreement were $21,525 in 1992, $88,974 in 1993, $103,212 in 1994, and $29,634 in the first three months of 1995.

         At March 31, 1995, accrued unpaid salaries and termination benefits to Company employees in Saudi Arabia, and to Hatem El- Khalidi, the Company's President and Chief Executive Officer, were $645,724 and $591,566, respectively. The payment of these amounts has been deferred until the Company's working capital position improves.

         A major component of the Company's activities relates to the acquisition, exploration and development of mineral deposits. There can be no assurance that the Company will successfully develop any of its properties, and if developed, whether the mineral acquisition, exploration and development costs incurred will ultimately be recovered. The recovery of such costs is dependent upon a number of future events, some of which are beyond the control of the Company. The ability of the Company to develop any of these properties is dependent upon obtaining additional financing as may be required and, ultimately, its financial success depends on its ability to attain successful operations from one or more of its projects.

         The Company management is currently devoting a significant amount of its attention to addressing the Company's immediate and longer term needs for the funds required to continue its business, and maintain and develop its properties. Management believes that, with the expected improved cash flows from expanded refinery operations, adequate financing can be arranged.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM III - OTHER INFORMATION

Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending March 31, 1995.



                   ----------------------------------------


The information in this report is unaudited, but, in the opinion of Management, all adjustments for a fair statement of the results for the interim period have been made.



DATED: 5/10/95                                    SIGNATURES

                                         ARABIAN SHIELD DEVELOPMENT COMPANY




                                         /s/ J. A. CRICHTON
                                         ------------------------------------
                                         J. A. Crichton, Chairman of the
                                         Board of Directors




                                         /s/  DREW WILSON
                                         -------------------------------------
                                         Drew Wilson, Secretary/Treasurer

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule