Form 10-Q
period 1995-06-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1995-08-14
CIK 7039

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -------------------------

                                   FORM 10-Q
                          -------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          -------------------------

                        FOR QUARTER ENDING JUNE 30, 1995


                         COMMISSION FILE NUMBER 0-6247



                       ARABIAN SHIELD DEVELOPMENT COMPANY

                          State of Delaware 75-1256622

                   10830 North Central Expressway, Suite 175

                              Dallas, Texas 75231


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.


         Yes   X                           No
              ---                             ---

Number of shares of the Registrant's Common Stock par value $0.10 per share, outstanding at June 30, 1995.

                                  20,028,494

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                      JUNE 30, 1995             DECEMBER 31,
                                                                       (Unaudited)                 1994
                                                                      --------------           -------------
ASSETS
- ------
 CURRENT ASSETS
   Cash and Cash Equivalents in U.S.                                   $    572,676             $  1,326,119
   Accounts Receivable (Net)                                              1,859,525                1,402,982
   Inventories                                                              821,615                  471,074
                                                                       ------------             ------------
      Total Current Assets                                                3,253,816                3,200,175

 CASH IN SAUDI ARABIA                                                        41,806                  430,976
 PLANT, PIPELINE & EQUIPMENT (AT COST)
   Refinery Plant, Pipeline & Equip.                                      5,510,250                5,440,208
   Less:  Accumulated Depreciation                                       (2,367,162)              (2,187,256)
                                                                       ------------             ------------
          Net Equipment                                                   3,143,088                3,252,952

 AL MASANE PROJECT & SURROUNDING
   PROPERTIES                                                            30,308,958               30,112,132
 OTHER INTERESTS IN SAUDI ARABIA                                          2,431,248                2,431,248
 INVESTMENT IN AND ADVANCES TO
   PIOCHE-ELY VALLEY MINES, INC.                                            246,202                  247,052
 GOODWILL                                                                   538,054                  678,206
 OTHER ASSETS (NET)                                                         604,213                  704,035
                                                                       ------------             ------------
      TOTAL ASSETS                                                     $ 40,567,385             $ 41,056,776
                                                                       ============             ============
LIABILITIES
- -----------
 CURRENT LIABILITIES
   Accounts Payable                                                    $  1,041,722             $    944,007
   Accrued Liabilities                                                      511,588                  616,459
   Accrued Liabilities in Saudi Arabia                                      785,743                  785,743
   Notes Payable                                                         15,543,176               15,945,393
   Current Portion of Long-Term Debt                                         64,614                   67,968
   Current Portion of Long-Term
      Obligations                                                            19,570                   18,805
                                                                       ------------             ------------
      Total Current Liabilities                                          17,966,413               18,378,375

 LONG-TERM DEBT                                                             163,749                  195,386
 LONG-TERM OBLIGATIONS                                                      196,054                  206,013
 ACCRUED LIABILITIES IN SAUDI ARABIA                                        609,296                  585,918
 DEFERRED REVENUE                                                           152,941                  160,693

STOCKHOLDERS' EQUITY
- --------------------
 Common Stock-40,000,000 shares of $0.10
   par value authorized: 20,028,494
   shares issued and outstanding                                          2,002,849                2,002,849
 Additional Paid-in Capital                                              32,899,119               32,899,119
 Receivables from Stockholders                                             (226,000)                (276,000)
 Accumulated Deficit                                                    (13,197,036)             (13,095,577)
                                                                       ------------             ------------
      Total Stockholders' Equity                                         21,478,932               21,530,391
                                                                       ------------             ------------
        TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY                                        $ 40,567,385             $ 41,056,776
                                                                       ============             ============

                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                              THREE MONTHS        SIX MONTHS           THREE MONTHS         SIX MONTHS
                                                 ENDED               ENDED                ENDED                ENDED
                                             JUNE 30, 1995       JUNE 30, 1995        JUNE 30, 1994        JUNE 30, 1994
                                             -------------       -------------        -------------        -------------
REVENUES:
 Refined Product Sales                        $4,674,373          $9,135,996            $4,509,880           $8,760,500
 Processing Fees                                 135,083             221,061                50,308              102,585
                                              ----------          ----------            ----------           ----------
                                               4,809,456           9,357,027             4,560,188            8,863,085

OPERATING COSTS AND EXPENSES:
 Cost of Refined Product
   Sales and Processing                        4,185,735           7,910,205             3,368,792            6,602,452
 General and Administrative                      595,024           1,165,778               492,142              946,154
 Settlement of Litigation                            --                  --               (975,000)            (975,000)
 Depreciation & Amortization                     167,638             334,349               155,630              325,091
                                              ----------          ----------            ----------           ----------
                                               4,948,397           9,410,332             3,041,564            6,898,697
                                              ----------          ----------            ----------           ----------
OPERATING INCOME (LOSS)                         (138,941)            (53,305)            1,518,624            1,964,388

OTHER INCOME (EXPENSES):
 Interest Income                                   9,309              21,141                13,433               29,478
 Interest Expense                                (93,459)           (190,491)              (91,782)            (176,630)
 Equity in Income (Loss)
   of Affiliate                                   (1,695)             (3,045)                1,700               (1,858)
 Other Income                                     56,948             124,241               244,626              292,824
                                              ----------          ----------            ----------           ----------

Net Income (Loss) Before
 Income Taxes and
 Extraordinary Items                            (167,838)           (101,459)            1,686,601            2,108,202

Income Tax Expense                                   --                  --                (30,000)             (30,000)
                                              ----------          ----------            ----------           ----------

Net Income (Loss) Before
 Extraordinary Items                            (167,838)           (101,459)            1,656,601            2,078,202

Extraordinary Items,
 Net of Income Tax                                   --                  --                578,150              578,150
                                              ----------          ----------            ----------           ----------
 NET INCOME (LOSS)                            $ (167,838)         $ (101,459)           $2,234,751           $2,656,352
                                              ==========          ==========            ==========           ==========

Per Common Share:
 Net Income (Loss) Before
   Extraordinary Items                        $     (.01)         $     (.01)           $      .08           $      .10
 Extraordinary Items                                 --                  --                    .03                  .03
                                              ----------          ----------            ----------           ----------
 NET INCOME (LOSS)                            $     (.01)         $     (.01)           $      .11           $      .13
                                              ==========          ==========            ==========           ==========

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    20,028,494          20,028,494            20,028,494           20,026,160
                                              ==========          ==========            ==========           ==========


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

                                        COMMON STOCK            ADDITIONAL       RECEIVABLES
                                    ---------------------        PAID-IN            FROM           ACCUMULATED
                                     SHARES       AMOUNT         CAPITAL         STOCKHOLDERS        DEFICIT           TOTAL
                                  ----------    ----------      -----------       ------------    -------------     -----------
Balance, December 31, 1994        20,028,494    $2,002,849      $32,899,119        $(276,000)     $(13,095,577)     $21,530,391

Payment on Receivables                                                                50,000                             50,000

Net Income (Loss)                                                                                     (101,459)        (101,459)
                                  ----------    ----------      -----------        ---------      ------------      -----------
Balance, June 30, 1995            20,028,494    $2,002,849      $32,899,119        $(226,000)     $(13,197,036)     $21,478,932
                                  ==========    ==========      ===========        =========      ============      ===========


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                    SIX MONTHS        SIX MONTHS
                                                        ENDED           ENDED
                                                   JUNE 30, 1995     JUNE 30, 1994
                                                   -------------     -------------
OPERATING ACTIVITIES:
 Net Income (Loss)                                  $(101,459)         $2,656,352
 Adjustments for Non-Cash Transactions:
   Depreciation and Amortization                      334,349             325,091
   Equity in (Income) Loss of Affiliate                 3,045               1,858
   (Decrease) Increase in Deferred Revenue             (7,752)             (7,752)
   Decrease (Increase) in Accounts
      Receivable                                     (456,543)           (347,034)
   Decrease (Increase) in Inventories                (350,541)            162,940
   (Decrease) Increase in Accounts
      Payable and Accrued Liabilities                  (7,156)           (245,999)
   Decrease (Increase) in Other Assets                 99,822              83,357
   Settlement of Litigation                              --              (975,000)
   Extraordinary Item                                    --              (578,150)
   Other                                              (16,486)              9,381
                                                    ---------          ----------
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                              (502,721)          1,085,044
                                                    ---------          ----------
INVESTING ACTIVITIES:
 Additions to Al Masane Project
   and Surrounding Properties                        (196,826)           (594,044)
 Additions to Other Interests
   in Saudi Arabia                                       --               (32,597)
 Additions to Plant, Pipeline & Equipment
 (Increase) Decrease in Cash in                       (70,042)            (79,534)
   Saudi Arabia                                       389,170             793,812
 Increase (Decrease) in Accrued
   Liabilities in Saudi Arabia                         23,378              20,550
                                                    ---------          ----------
NET CASH USED FOR INVESTING ACTIVITIES                145,680             108,187
                                                    ---------          ----------
FINANCING ACTIVITIES:
 Common Stock Issued for Cash                            --                14,000
 Decrease in Receivables from
   Stockholders                                        50,000                --
 Additions to Notes Payable &
   Long-Term Obligations                                 --                  --
 Reductions to Notes Payable &
   Long-Term Obligations                             (446,402)           (666,981)
                                                    ---------          ----------
NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                (396,402)           (652,981)
                                                    ---------          ----------
NET INCREASE (DECREASE) IN CASH                      (753,443)            540,250

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                1,326,119             118,828
                                                    ---------          ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $ 572,676          $  659,078
                                                    =========          ==========


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

         In the event the Company is unable to finance the Al Masane mining project or realize cash flow from its refining operations, or through the further sale of stock, or reach a final agreement on the repayment of the $11,000,000 loan from the Saudi government, there will then be substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         On April 26, 1993, the Council of Ministers passed the resolution granting the Company the mining lease, and on May 22, 1993, a Royal Decree was issued by the King. The initial period of the mining lease is 30 years, which can be renewed for another period or periods, not to exceed 20 years. The lease area is 44 square kilometers in size. The lease agreement stipulates that, when the profitability of the project is demonstrated, a Saudi public stock company will be formed, in which the Company will contribute its interest in the Al Masane Project in return for 50% of the stock. The Petroleum and Mineral Organization ("PETROMIN"), a company wholly-owned by the Saudi government, has an option to acquire up to 25% of the stock with the remaining 25% interest to be put out for public subscription to Saudi citizens. In the Al Masane Lease area, proven and probable reserves of the ore of copper, zinc, silver and gold, which the Company discovered and developed, are estimated to be 7.2 million tonnes, and the exploration potential to increase these reserves at the mine site and in the area remain excellent, as reported by the Company's geological and engineering consultant.

         A 1994 report on the Al Masane Project by the consulting firm, Watts, Griffis and McQuat, which was begun in 1993 subsequent to the granting of the mining lease was completed in July 1994. The purpose of this report is to provide a feasibility study for the Project to be used in obtaining financing, as well as an implementation plan for the Project. The report projects production of the proven and probable ore reserves of 7.2 million tonnes over a ten year period commencing in 1996. The total capital cost of the Project is estimated to be $81.3 million. The cash flow projection was made based on the assumption that 50% of the financing of the Project's cost will come from loans from the Saudi Industrial Development Fund,

         25% from bank loans, and 25% from equity financing. This financing is anticipated to be completed in 1995. Revenues were estimated utilizing projected mineral prices from a third party pricing expert. Since positive net cash flows are indicated in the report, the consultants have recommended that the mine be brought into production. The Company now intends to form a Saudi limited liability company to operate the Project with the Company having a 50% interest and some Saudi private investors having the other 50%. After two years of profitable mine operation, a Saudi public stock company can be formed with 25% of the stock being offered to Saudi citizens in a public subscription.

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

4.       OTHER PROJECTS IN SAUDI ARABIA

         In December 1993, the Company commissioned Sherritt Ltd, of Fort Saskatchawan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia; the refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994, and it contains a proposed flow sheet that has been commercialized and designed for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over other existing zinc production processes, including being known as the most favored technology for environmental considerations. In its study Sherritt concluded that all the elements of the project that could be identified to date are included in its study, and these offer a strong potential for the project and enhance the concept. Sherritt encouraged the Company to proceed to carry out further studies toward the implemention of the project.

         In May 1993, the Company had discussions with Chevron Chemical
         Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with the Saudi Venture Capital Group (SVCS). The Company and some Saudi joint venture partners, all of whom are stockholders of the Company, contemplate building a processing plant located next to the Chevron Aromax plant, On July 6, 1993, the Company received a letter from Chevron Chemical stating that Chevron Chemical and SVCS have jointly agreed to commit to supply the Company's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Subsequently, engineering and marketing studies were made for the project by outside consultants which reflected positive results. The Company, Chevron Chemical and SVCS have been waiting for new regulations from the Saudi government regarding private investments in petrochemical projects before proceeding further with these projects. These regulations were recently issued and planning has begun toward the construction and operation of the Chevron Aromax plant and the Company's processing plant. Construction is estimated to be completed in late 1996. The Company will begin applying to the Saudi government for a license for the project when the Aromax project receives final approval from the Saudi government.

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

         In August 1993, Pioche-Ely Valley Mines, Inc. ("Pioche") entered into a new lease of the Wide Awake mine property with the same joint venturer it had previously leased to in 1990. The new agreement stipulates a 6% royalty on net smelter returns with no annual rental required. The lease commenced on October 1, 1993, for a primary term of twenty-seven months, and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. A significant core hole is planned to be drilled on the Wide Awake claim in 1995.

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

         On May 15, 1991, Arabian Shield Development Company filed a complaint with the U. S. Department of Justice (DOJ) against Hunt Oil Company of Dallas, Texas, alleging violations of the Foreign Corrupt Practices Act by Hunt Oil Company in obtaining its Petroleum Production Sharing Agreement (PSA) in Yemen in 1981, at the time when Arabian Shield was a serious contender for the PSA which it had presented to the Yemen Government for the same area before Hunt Oil Company made its application. On May 5, 1995, Arabian Shield Development Company attorneys opined that because the PSA of Hunt Oil Company is still extant as of this date, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation with further credible evidence that may be discovered. Arabian Shield is pursuing the matter.



8.       INVENTORIES

         Inventories include the following:



                                 June 30, 1995   December 31, 1994
                                 -------------   -----------------
Refinery feedstock                  $ 378,340       $ 226,265
Refined products                      443,275         244,809
                                    ---------       ---------
        Total inventories           $ 821,615       $ 471,074
                                    =========       =========


         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. The market value of the inventory at June 30, 1995 was below the LIFO value by approximately $11,000 and at December 31, 1994, the market value exceeded the LIFO value by approximately $193,000.

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

         The Company had a net loss of $101,459 for the six months ending June 30, 1995, compared to net income of $2,656,352 for the same period in 1994, resulting in a net income decrease of $2,757,811 in 1995 from the comparable period in 1994. $1,553,150 of the decrease from 1994 was attributable to two factors: (1) a credit of $975,000 relating to the reversal of a charge in 1992 for potential expenses relating to litigation that was settled in 1994, and (2) an extraordinary credit of $578,150 attributable to the settlement in 1994 of an indebtedness owed to a vendor. The remaining decrease in income from 1994 was primarily due to higher feedstock prices in 1995. For the six months ending June 30, 1995, the Refining Company had gross operating income of $245,251, and net income of $198,019. The Refining Company cash flow during the period was a positive $439,178. The gross operating income in 1995 includes processing fees of $221,061, compared to processing fees of $52,277 in 1994. The Refining Company had gross operating income for the same period in 1994 of $477,690 and net income of $421,601. The amount of gross sales in 1995 was $375,466 higher than in 1994 due to higher volumes and prices; however, the margins were not as good due to higher feedstock prices. The cost of product sales in 1995 was $1,307,753 higher and amounted to 87% of gross sales compared to 76% in 1994. Feedstock prices in the first half of 1995 were about $.08 per gallon higher than in the same period a year ago. This rise in the cost of feed is having a significant difference in the performance so far in 1995. It is expected that this cost will come down as the warmer months continue. The refinery has been running at its full capacity of 2,200 barrels per day since July 1994 and will continue to do so in the coming months. Processing fees in 1995 were higher than in 1994 by $118,476. Negotiations were completed in February on a toll processing agreement with a large chemical company which began operating in April, after equipment modifications were made by the refinery. Minimum monthly fees of $16,000 are expected which are anticipated to increase up to $50,000 per month within nine months if their markets develop as they expect. A toll processing contract for racing fuel blending was renewed in February for a three year term and another contract was renewed in May. The refinery has recently been spending extra time and money in replacing old pipes and equipment, cleaning up tank bottoms and complying with environmental regulations. A continuous effort is being made to control and reduce all expenses.

         General and administrative expenses for the first six months in 1995 were higher by $219,624 than for the same period in 1994. The expenses and time demands of regulatory and environmental compliance and reporting continue to increase and are reflected in the higher G & A costs. Interest expense in 1995 and 1994 was practically all attributable to the debt of the refinery and increased by $13,861 due to higher interest rates in 1995.

         The equity in loss of affiliate of $3,045 for the six months in 1995 was attributable to Pioche-Ely Valley Mines, Inc. A charge for amortization of goodwill of $138,570 for the same period in 1995 and 1994 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Other income in both periods primarily includes income from leases, rentals, and miscellaneous items at the refinery.

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

         Since the coal leases in Colorado were relinquished in 1988, there is only a small amount of overhead expenses incurred regarding the Coal Company. Primarily as a result of the write-off of the coal leases in 1988, the Company has net operating loss tax carryforwards from prior years of approximately $27.3 million, of which approximately $14.8 million is limited to the net income of the Coal Company. These carryforwards expire during the years 1995 through 2008. Additionally, approximately $1.1 million of this amount is limited to the net income of TOCCO. The Company is actively seeking a means of utilizing these tax loss carryforwards.

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,363,355 at June 30, 1995, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS.

         On June 30, 1995, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske Bank AS was $2,516,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, is due on December 31, 1995. South Hampton has agreed to make minimum quarterly principal payments of $150,000, and the Company has committed to use its best efforts to obtain new equity financing of at least $1,500,000 by December 31, 1995, to be remitted to the bank.

         In July 1994, South Hampton established a hedging program to help decrease the volatility of the price of fuel gas to the refinery. South Hampton purchased several commodity based derivative futures contracts. Gains and losses related to these contracts have been recognized when the contracts expire and are reflected in the fuel gas costs in the statement of operations. The natural gas market suffered severe price declines in the last few months of 1994 and into 1995, and the contracts held by South Hampton showed concurrent price declines. The first month of these recognized losses was in October 1994, and there was a total net recognized loss of $117,000 in 1994. The first six months of 1995 reflected losses of $104,000. Since it appears that fuel prices are expected to decrease and soften in the next year or two, the hedging program is being discontinued at the present time.

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

         In the first half of 1995, the Company received an additional $50,000 pursuant to the partial option exercise of the 1993 sale to a private Saudi company. The balance of $100,000 was to be paid in equal amounts of $50,000 in May and August 1995; however, the Saudi company decided in August not to purchase the remaining 100,000 shares at $1.00 per share. In July 1995, South Hampton negotiated an extension until December 31, 1995 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS and, also, reduced the required minimum quarterly principal payments from $200,000 to $150,000. Efforts are currently being made for the sale of up to one million shares of Company stock, which was authorized by the Board of Directors in July 1994. These funds will be used to cover present and future cash requirements for continued operations.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at December 31, 1993 of $341,868 which South Hampton did not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. Rental income to the Company pursuant to this lease totalled $93,170 in 1994 and $50,820 for the six months ending June 30, 1995.

         South Hampton Refining Company entered into a five-year lease agreement beginning in October 1989 with Silsbee Trading and Transportation Corp., a company owned by the President and Vice President of TOCCO. Under the terms of the agreement, South Hampton will lease vehicles and equipment for use in its operations for $24,140 per month, including vehicle maintenance and other executory costs. South Hampton incurred costs under the lease agreement of approximately $341,000, $320,000, and $291,000 in 1994, 1993, and
         1992, respectively. The costs for the first six months of 1995 were $148,555. At June 30, 1995, South Hampton owed $450 for unpaid truck expenses. The agreement expired in September 1994 and is currently continuing on a month to month basis.

         In July 1991, a partnership in which Silsbee Trading and Transportation Corp. and M. A. Bomer, the former owner of the refinery, each owned a 50% interest, obtained a line of credit with a bank in Silsbee,, Texas to facilitate the purchase of feedstock by South Hampton. Under this arrangement, feedstock was purchased by the partnership and, at the expense of South Hampton transported and stored until such time as the feedstock was needed by South Hampton in its operations. South Hampton purchased the feedstock from the partnership at a price equal to the cost of the feedstock to the partnership plus two cents per gallon, South Hampton personnel arranged all purchases, transportation and testing of the feedstock and the partnership provided the financing for the feedstock purchases, On June 1, 1992 the arrangement with the partnership was terminated. On July 1, 1992, South Hampton entered into a new agreement whereby Silsbee Trading will assist South Hampton in maintaining its refinery throughput rate by providing feedstock inventory for pipeline fill in its eight-inch pipeline. Silsbee Trading will provide the feedstock inventory at a price to South Hampton of one-half cent per gallon. The volume of feedstock to be carried for this purpose is 453,600 gallons which is the capacity of the pipeline. The agreement expired in December 31, 1993, and is currently continuing on a month to month basis. The fees paid to Silsbee Trading under the agreement were $21,525 in 1992, $88,974 in 1993, $103,212 in 1994, and $59,678 in the first six months of 1995.

         At June 30, 1995, accrued unpaid salaries and termination benefits to Company employees in Saudi Arabia, and to Hatem El-Khalidi, the Company's President and Chief Executive Officer, were $645,724 and $609,296, respectively. The payment of these amounts has been deferred until the Company's working capital position improves. Also, at June 30, 1995, the Company had not made all of the surface rental payments due to the government of Saudi Arabia under the terms of the Al Masane Project lease. The past due amount of these rent payments was approximately $235,000. Management believes this lack of compliance will not have any effect on the planned operations in Saudi Arabia. Payment of these surface rentals will be made upon the consummation of the stock sales which are anticipated to be made in the near future.


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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM III - OTHER INFORMATION

Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending June 30, 1995.

                          ---------------------------

The information in this report is unaudited, but, in the opinion of Management, all adjustments for a fair statement of the results for the interim period have been made.



DATED:  8-9-95                                     SIGNATURES

                                        ARABIAN SHIELD DEVELOPMENT COMPANY


                                        /s/ J. A. CRICHTON
                                        J. A. Crichton, Chairman of the
                                        Board of Directors


                                        /s/ DREW WILSON
                                        Drew Wilson, Secretary/Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- ------                           -----------
  27                         Financial Data Schedule
