Form 10-Q
period 1995-09-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1995-11-09
CIK 7039

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-Q

                            --------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            --------------------

                    FOR QUARTER ENDING SEPTEMBER 30, 1995

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

          Yes  X                                             No


Number of shares of the Registrant's Common Stock par value $0.10 per share, outstanding at September 30, 1995: 19,928,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                        SEPTEMBER 30, 1995      DECEMBER 31,
                                                                           (UNAUDITED)              1994
                                                                           -----------              ----
ASSETS
------
   CURRENT ASSETS
     Cash and Cash Equivalents in U.S.                                   $      617,239      $     1,326,119
     Accounts Receivable (Net)                                                1,591,145            1,402,982
     Inventories                                                                596,441              471,074
                                                                         --------------      ---------------
        Total Current Assets                                                  2,804,825            3,200,175

   CASH IN SAUDI ARABIA                                                          65,847              430,976
   PLANT, PIPELINE & EQUIPMENT (AT COST)
     Refinery Plant, Pipeline & Equip.                                        5,563,776            5,440,208
     Less: Accumulated Depreciation                                          (2,462,263)          (2,187,256)
                                                                         --------------      ---------------
           Net Equipment                                                      3,101,513            3,252,952

   AL MASANE PROJECT & SURROUNDING
     PROPERTIES                                                              30,387,962           30,112,132
   OTHER INTERESTS IN SAUDI ARABIA                                            2,431,248            2,431,248
   INVESTMENT IN AND ADVANCES TO
     PIOCHE-ELY VALLEY MINES, INC.                                              241,644              247,052
   GOODWILL                                                                     467,978              678,206
   OTHER ASSETS (NET)                                                           587,371              704,035
                                                                         --------------      ---------------
        TOTAL ASSETS                                                     $   40,088,388      $    41,056,776
                                                                         ==============      ===============

LIABILITIES
-----------
   CURRENT LIABILITIES
     Accounts Payable                                                    $      690,328      $       944,007
     Accrued Liabilities                                                        557,607              616,459
     Accrued Liabilities in Saudi Arabia                                        785,743              785,743
     Notes Payable                                                           15,515,264           15,945,393
     Current Portion of Long-Term Debt                                           64,614               67,968
     Current Portion of Long-Term
        Obligations                                                              19,964               18,805
                                                                         --------------      ---------------
           Total Current Liabilities                                         17,633,520           18,378,375

   LONG-TERM DEBT                                                               144,127              195,386
   LONG-TERM OBLIGATIONS                                                        189,263              206,013
   ACCRUED LIABILITIES IN SAUDI ARABIA                                          675,115              585,918
   DEFERRED REVENUE                                                             149,065              160,693

STOCKHOLDERS' EQUITY
--------------------
   COMMON STOCK-40,000,000 shares of $0.10
     par value authorized: 19,928,494
     shares issued and outstanding                                            1,992,849            2,002,849
   ADDITIONAL PAID-IN CAPITAL                                                32,809,119           32,899,119
   RECEIVABLES FROM STOCKHOLDERS                                               (126,000)            (276,000)
   ACCUMULATED DEFICIT                                                      (13,378,670)         (13,095,577)
                                                                         --------------      ---------------
        Total Stockholders' Equity                                           21,297,298           21,530,391
                                                                         --------------      ---------------
           TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                        $   40,088,388      $    41,056,776
                                                                         ==============      ===============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------


                                                 THREE MONTHS    NINE MONTHS     THREE MONTHS    NINE MONTHS
                                                     ENDED          ENDED           ENDED           ENDED
                                                 SEPT.30, 1995  SEPT.30, 1995   SEPT.30, 1994   SEPT.30, 1994
                                                 -------------  -------------   -------------   -------------
REVENUES:
   Refined Product Sales                         $   4,442,167   $  13,578,133   $  5,064,369    $ 13,824,869
   Processing Fees                                     197,183         418,244         49,140         151,725
                                                 -------------   -------------   ------------    ------------
                                                     4,639,350      13,996,377      5,113,509      13,976,594

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
     Sales and Processing                            4,051,914      11,962,119      3,955,971      10,558,423
   General and Administrative                          496,456       1,662,234        453,132       1,399,286
   Settlement of Litigation                                 --              --             --        (975,000)
   Depreciation & Amortization                         206,122         540,471        157,216         482,307
                                                 -------------   -------------   ------------    ------------
                                                     4,754,492      14,164,824      4,566,319      11,465,016
                                                 -------------   -------------   ------------    ------------

OPERATING INCOME (LOSS)                               (115,142)       (168,447)       547,190       2,511,578

OTHER INCOME (EXPENSES):
   Interest Income                                       6,585          27,726         13,638          43,116
   Interest Expense                                    (87,569)       (278,060)       (73,816)       (250,446)
   Equity in Income (Loss)
     of Affiliate                                       (4,004)         (7,049)        (6,784)         (8,642)
   Other Income                                         58,724         182,965         67,479         360,303
                                                 -------------   -------------   ------------    ------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEMS                                (141,406)       (242,865)       547,707       2,655,909

Income Tax Expense                                     (40,228)        (40,228)       (16,000)        (46,000)
                                                 -------------   -------------   ------------    ------------

ITEM NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS                                (181,634)       (283,093)       531,707       2,609,909

Extraordinary Items,
   Net of Income Tax                                        --              --             --         578,150
                                                 -------------   -------------   ------------    ------------

   NET INCOME (LOSS)                             $    (181,634)  $    (283,093)  $    531,707    $  3,188,059
                                                 =============   =============   ============    ============


PER COMMON SHARE:
   Net Income (Loss) Before
     Extraordinary Items                         $        (.01)  $        (.01)  $        .03    $        .13
   Extraordinary Items                                      --              --             --             .03
                                                 -------------   -------------   ------------    ------------

   NET INCOME (LOSS)                             $        (.01)  $        (.01)  $        .03    $        .16
                                                 =============   =============   ============    ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        19,961,827      20,006,272     20,028,494      20,026,938
                                                 =============   =============   ============    ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

--------------------------------------------------------------------------------



                                               COMMON STOCK         ADDITIONAL    RECEIVABLES
                                               ------------           PAID-IN        FROM        ACCUMULATED
                                           SHARES       AMOUNT        CAPITAL    STOCKHOLDERS      DEFICIT         TOTAL
                                           ------       ------        -------    ------------      -------         -----
BALANCE, DECEMBER 31, 1994               20,028,494    $2,002,849    $32,899,119   $(276,000)   $(13,095,577)  $21,530,391

Payment on Receivables                                                                50,000                        50,000

Cancellation of Common Stock
   Subscription                            (100,000)      (10,000)       (90,000)   (100,000)                           --

Net Income (Loss)                                                                                   (283,093)     (283,093)
                                         ----------    ----------    -----------   ---------    ------------   -----------

BALANCE, SEPTEMBER 30, 1995              19,928,494    $1,992,849    $32,809,119   $(126,000)   $(13,378,670)  $21,297,298
                                         ==========    ==========    ===========   =========    ============   ===========



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            NINE MONTHS         NINE MONTHS
                                                                               ENDED               ENDED
                                                                           SEPT. 30.1995       SEPT. 30,1994
                                                                           -------------       -------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $     (283,093)     $     3,188,059
   Adjustments for Non-Cash Transactions:
     Depreciation and Amortization                                              540,471              482,307
     Equity in (Income) Loss of Affiliate                                         7,049                8,642
     (Decrease) Increase in Deferred Revenue                                    (11,628)             (11,628)
     Decrease (Increase) in Accounts
        Receivable                                                             (188,163)            (650,850)
     Decrease (Increase) in Inventories                                        (125,367)              97,489
     (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                                        (312,531)            (294,775)
     Decrease (Increase) in Other Assets                                        116,664             (129,110)
     Settlement of Litigation                                                        --             (975,000)
     Extraordinary Item                                                              --             (578,150)
     Other                                                                      (56,877)               3,447
                                                                         --------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                                        (313,475)           1,140,431
                                                                         --------------      ---------------

INVESTING ACTIVITIES:
   Additions to Al Masane Project
     and Surrounding Properties                                                (275,830)            (799,250)
   Additions to Other Interests
     in Saudi Arabia                                                                 --              (52,157)
   Additions to Plant, Pipeline & Equipment                                    (123,568)            (219,085)
   (Increase) Decrease in Cash in
     Saudi Arabia                                                               365,129            1,080,591
   Increase (Decrease) in Accrued
     Liabilities in Saudi Arabia                                                 89,197               35,550
                                                                         --------------      ---------------

NET CASH USED FOR INVESTING ACTIVITIES                                           54,928               45,649
                                                                         --------------      ---------------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                                                      --               14,000
   Cancellation of Stock Subscription                                          (100,000)                  --
   Decrease in Receivables from
     Stockholders                                                               150,000                   --
   Additions to Notes Payable &
     Long-Term Obligations                                                      123,000                   --
   Reductions to Notes Payable &
     Long-Term Obligations                                                     (623,333)          (1,061,038)
                                                                         --------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                                        (450,333)          (1,047,038)
                                                                         --------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                (708,880)             139,042

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        1,326,119              118,828
                                                                         --------------      ---------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $      617,239      $       257,870
                                                                         ==============      ===============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         On April 13, 1992, the Company and NMC signed an agreement whereby NMC transferred to the Company all of its rights and interests in the Al Masane Area in return for the Company assuming sole responsibility for the repayment of the $11 million loan obtained from the Saudi Arabian government in 1979. The loan is to be rescheduled so that repayment would be made from the profits of mining after the mining lease is issued. On April 30, 1992, the Minister of Petroleum and Mineral Resources was informed by the Company about the agreement with NMC and that the Company would not ask for the loan which was approved by the Saudi Arabian government in 1984. On October 4, 1992, the Company and the Minister of Petroleum and Mineral Resources initialed approval of a new mining lease which was submitted to the Council of Ministers for approval.

         On April 26, 1993, the Council of Ministers passed the resolution granting the Company the mining lease, and on May 22, 1993, a Royal Decree was issued by the King. The initial period of the mining lease is 30 years, which can be renewed for another period or periods, not to exceed 20 years. The lease area is 44 square kilometers in size. The lease agreement stipulates that the Company is to pay the Saudi government a surface rental of approximately $117,000 a year. The Company made the first year's surface rental payment in August 1993. All subsequest payments are being deferred to be paid by a Saudi limited liability company which will be 50% owned by the Company with the other 50% owned by Saudi shareholders of the Company. This new company will be formed to initially operate the Project when approval is received for the loan from the Saudi Industrial Development Fund ("SIDF"), which was applied for on September 30, 1995. The lease agreement also stipulates that, after two years of profitable mine operations, a Saudi public stock company can be formed in which the Company will contribute its interest in the Al Masane Project in return for 50% of the stock. The Petroleum and Mineral Organization ("PETROMIN"), a company wholly-owned by the Saudi government, has an option to acquire up to 25% of the stock with the remaining 25% interest to be put out for public subscription to Saudi citizens.

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

5.       MINERAL EXPLORATION AND DEVELOPMENT PROJECTS IN THE UNITED STATES

         A major component of the Company's activities relates to the acquisition, exploration, and development of mineral deposits. All direct costs incurred in these activities are capitalized as mineral exploration and development costs until such time as (1) the Company commences commercial exploitation of the related mineral deposits, at which time that project's costs will be amortized, (2) the related project is abandoned, at which time the capitalized costs will be written off, or (3) when any or all deferred costs are permanently impaired. The Coal Company defaulted in 1988 under its lease agreement and forfeited its interests in the coal properties. The Coal Company was required by the Colorado Mined Land Reclamation Division to complete reclamation work on the property. The reclamation work was secured by a letter of credit in favor of the Division which was backed by a certificate of deposit for $36,000. In March 1994 the Division exercised its right under the letter of credit, and the $36,000 was paid to the Division. This action concludes the Coal Company's involvement in the reclamation project. The Coal Company has a tax loss carry-forward of approximately $5.9 million which is limited to its net income. The Coal Company is currently negotiating with a company toward the possible use of this amount.

         In August 1993, Pioche-Ely Valley Mines, Inc. ("Pioche") entered into a new lease of the Wide Awake mine property with the same joint venturer it had previously leased to in 1990. The new agreement stipulates a 6% royalty on net smelter returns with no annual rental required. The lease commenced on October 1, 1993, for a primary term of twenty-seven months (to December 31, 1995). In August 1995, it was agreed by all parties concerned that the lease will be extended for one year to December 31, 1996, under the same terms, and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. A significant core hole is planned to be drilled on the Wide Awake claim in 1995 or early 1996.

         Based on geophysical work of the mining claims in 1989 by a major mining company, Pioche drilled a test hole in September 1994 in search of zinc deposits similar to those found and mined by another company on its claims between 1924-1958, which amounted to 2.6 million tons of ore containing 11.8% zinc, 4.6% lead and 4.8 ounces of silver per ton. The nearest ore body of the above mined ore is located only 2,500 feet to the west of the Pioche claims. The drill hole, which was to go down to 1,500 feet, encountered formation problems at 700 feet and further drilling had to be abandoned. A new site will be selected and a second hole is expected to be drilled in early 1996.

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

7.       LEGAL PROCEEDINGS

         In 1990 and 1991, Cajun Energy, Inc. and E-Z Mart Stores, Inc., respectively, each filed a lawsuit against South Hampton alleging that South Hampton manufactured and sold defective gasoline and/or failed to properly test its product prior to sale. Before the initiation of the lawsuit by Cajun, claims in excess of $906,000 were paid by South Hampton's insurance carrier under a $1 million liability policy. The plaintiffs were seeking to recover all claims and related costs paid. In May 1994, the E-Z Mart lawsuit went to trial and a judgement was entered against South Hampton. In consideration of the judgement and, since the issues were identical to the claims asserted in the Cajun lawsuit, there has been a dismissal by Cajun of its lawsuit against South Hampton. At the trial, South Hampton consented to a settlement agreement whereby the plaintiffs took a judgement against South Hampton for the amounts sought and the plaintiffs signed a "nonexecution agreement" not to execute upon the judgement in return for the assignment by South Hampton of certain claims against its insurance carrier. South Hampton also agreed not to pursue its 1992 lawsuit against the insurance company. The total judgement granted to the plaintiffs was approximately $5.5 million, after credit of approximately $1.0 million was given to the plaintiffs by another defendant in the causes of action. This concludes the claims and actions against South Hampton in these matters.

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

         On May 15, 1991, Arabian Shield Development Company filed a complaint with the U. S. Department of Justice (DOJ) against Hunt Oil Company of Dallas, Texas, alleging violations of the Foreign Corrupt Practices Act by Hunt Oil Company in obtaining its Petroleum Production Sharing Agreement (PSA) in Yemen in 1981, at the time when Arabian Shield was a serious contender for the PSA which it had presented to the Yemen government for the same area before Hunt Oil Company made its application. On May 5, 1995, Arabian Shield Development Company attorneys opined that, because the PSA of Hunt Oil Company is still extant as of this date, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation with further credible evidence that may be discovered. Arabian Shield is pursuing the matter.

8.       INVENTORIES

         Inventories include the following:

                                                                  SEPT. 30, 1995          DEC. 31, 1994
                                                                  --------------          -------------
           Refinery feedstock                                       $142,364                $226,265
           Refined products                                          454,077                 244,809
                                                                    --------                --------
              Total inventories                                     $596,441                $471,074
                                                                    ========                ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. The market value of the inventory at September 30, 1995 was below the LIFO value by approximately $41,000 and at December 31, 1994, the market value exceeded the LIFO value by approximately $193,000.

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

         The Company had a net loss of $293,093 for the nine months ending September 30, 1995, compared to net income of $3,188,059 for the same period in 1994, resulting in a net income decrease of $3,471,152 in 1995 from the comparable period in 1994. $1,553,150 of the decrease from 1994 was attributable to two factors: (1) a credit of $975,000 relating to the reversal of a charge in 1992 for potential expenses relating to litigation that was settled in 1994, and (2) an extraordinary credit of $578,150 attributable to the settlement in 1994 of an indebtedness owed to a vendor. The remaining decrease in income from 1994 was primarily due to higher feedstock prices in 1995 and slower sales in recent months. For the nine months ending September 30, 1995, the Refining Company had gross operating income of $201,781, and net income of $133,478. The Refining Company cash flow during the period was a positive $673,544. The gross operating income in 1995 includes processing fees of $418,244, compared to processing fees of $151,725 in 1994. The Refining Company had gross operating income for the same period in 1994 of $1,555,947 and net income of $3,371,619. The amount of gross sales in 1995 was $246,736 lower than in 1994 due to reduced volumes and prices and the margins were not as good due to higher feedstock prices. The cost of product sales in 1995 was $1,403,696 higher and amounted to 88% of gross sales compared to 76% in 1994. Feedstock prices in 1995 were about $.08 per gallon higher than in the same period a year ago. This rise in the cost of feed is having a significant difference in the performance so far in 1995. This cost, however, has been coming down in recent months. The refinery has been running at its full capacity of 2,200 barrels per day since July 1994 and will continue to do so in the coming months. Processing fees in 1995 were higher than in 1994 by $266,519 and are expected to be even better in the near future. Negotiations were completed in February on a toll processing agreement with a large chemical company which began operating in April, after equipment modifications were made by the refinery. Minimum monthly fees of $16,000 are expected which are anticipated to increase up to $50,000 per month within nine months if their markets develop as they expect. A toll processing contract for racing fuel blending was renewed in February for a three year term and another contract was renewed in May. The refinery has recently been spending extra time and money in replacing old pipes and equipment, cleaning up tank bottoms and complying with environmental regulations. A continuous effort is being made to control and reduce all expenses.

         General and administrative expenses for the first nine months in 1995 were higher by $192,372 than for the same period in 1994. The expenses and time demands of regulatory and environmental compliance and reporting continue to increase and are reflected in the higher G & A costs. Interest expense in 1995 and 1994 was practically all attributable to the debt of the refinery and increased by $27,614 due to higher interest rates in 1995.

         The equity in loss of affiliate of $7,049 for the nine months in 1995 was attributable to Pioche-Ely Valley Mines, Inc. A charge for amortization of goodwill of $138,570 for the same period in 1995 and 1994 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Other income in both periods primarily includes income from leases, rentals, and miscellaneous items at the refinery. The income tax expense of $40,228 in 1995 resulted from the payment in September of the 1994 federal corporate income tax. Due to the loss for the first nine months of 1995, there is no provision for income taxes for 1995.

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

         Since the coal leases in Colorado were relinquished in 1988, there is only a small amount of overhead expenses incurred regarding the Coal Company. Primarily as a result of the write-off of the coal leases in 1988, the Company has net operating loss tax carryforwards from prior years of approximately $24.1 million, of which approximately $5.9 million is limited to the net income of the Coal Company and approximately $1.1 million is limited to the net income of TOCCO. These carryforwards expire during the years 1995 through 2008. The Company is actively seeking a means of utilizing these tax loss carryforwards.

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,363,355 at September 30, 1995, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS.

         On September 30, 1995, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske Bank AS was $2,366,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, is due on December 31, 1995. South Hampton has agreed to make minimum quarterly principal payments of $150,000, and the Company has committed to use its best efforts to obtain new equity financing of at least $1,500,000 by December 31, 1995, to be remitted to the bank.

         In July 1994, South Hampton established a hedging program to help decrease the volatility of the price of fuel gas to the refinery. South Hampton purchased several commodity based derivative futures contracts. Gains and losses related to these contracts have been recognized when the contracts expire and are reflected in the fuel gas costs in the statement of operations. The natural gas market suffered severe price declines in the last few months of 1994 and into 1995, and the contracts held by South Hampton showed concurrent price declines. The first month of these recognized losses was in October 1994, and there was a total net recognized loss of $117,000 in 1994. The first nine months of 1995 reflected losses of $104,000. Since it appears that fuel prices are expected to decrease and soften in the next year or two, the hedging program has been discontinued at the present time.

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

         In the first nine months of 1995, the Company received an additional $50,000 pursuant to the partial option exercise of the 1993 sale to a private Saudi company. The balance of $100,000 in subscriptions to the Company's common stock was to be paid in equal amounts of $50,000 in May and August 1995; however, the Saudi company decided in August not to purchase the remaining 100,000 shares at $1.00 per share. As a result, the Stockholders' Equity for 1995 on the Balance Sheet reflects a decrease of $100,000 in Receivables from Stockholders and a corresponding decrease of $100,000 in Common Stock and Additional Paid-In Capital. Also, the number of outstanding shares at September 30, 1995 has accordingly been reduced by 100,000 shares. In July 1995, South Hampton negotiated an extension until December 31, 1995 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS and, also, reduced the required minimum quarterly principal payments from $200,000 to $150,000. Efforts are currently being made for the sale of up to one million shares of Company stock, which was authorized by the Board of Directors in July 1994. As of September 30, 1995, none of this stock has been sold; however, three of the Company's largest stockholders agreed in August to loan the Company a total of $528,000, of which $123,000 was received in September. In addition, the President of the Company, Hatem El-Khalidi, loaned the Company $53,000 in August. These loans are for a two year period and, if not paid before then, will be due on demand. Interest will be accumulated at the LIBOR rate plus 2%. The lenders have the option to convert the loan balances, including accumulated interest, into the Company's common stock at $1.00 per share at any time within five years. These funds will be used to cover present and future cash requirements for continued operations. In October 1995, the Board of Directors adopted a resolution to restructure the loan of $1,500,000 owed by South Hampton to Saudi Fal Co. Ltd., a Saudi company owned by a shareholder of the Company. The loan is to be converted into a note payable, to be repaid no later than December 30, 1998 with interest payable monthly at the LIBOR rate plus 2%. This note is to be secured by a second lien on the assets of South Hampton. The present second lien held by the Company on loans owed to it by South Hampton will be released and the Company loans will then be secured by a third lien. The note payable to Saudi Fal is to contain a clause providing for an option until December 31, 1998 to convert the note and any unpaid interest to Company common stock at $1.00 per share. If the loan is still unpaid and the option is not exercised by December 31, 1998, the loan will be extended to December 31, 1999. Also in October 1995, the Board adopted a resolution to give the Company's President an option to convert at any time any of the unpaid retainers owed to him into Company common stock at $1.00 per share. The unpaid amount at September 30, 1995 was approximately $400,000.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at December 31, 1993 of $341,868 which South Hampton did not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. Rental income to the Company pursuant to this lease totalled $93,170 in 1994 and $76,230 for the nine months ending September 30, 1995.

         South Hampton Refining Company entered into a five-year lease agreement beginning in October 1989 with Silsbee Trading and Transportation Corp., a company owned by the President and Vice President of TOCCO. Under the terms of the agreement, South Hampton will lease vehicles and equipment for use in its operations for $24,140 per month, including vehicle maintenance and other executory costs. South Hampton incurred costs under the lease agreement of approximately $341,000, $320,000, and $291,000 in 1994, 1993, and
         1992, respectively. The costs for the first nine months of 1995 were $228,920. At September 30, 1995, South Hampton had no unpaid truck expenses. The agreement expired in September 1994 and is currently continuing on a month to month basis.

         In July 1991, a partnership in which Silsbee Trading and Transportation Corp. and M. A. Bomer, the former owner of the refinery, each owned a 50% interest, obtained a line of credit with a bank in Silsbee,, Texas to facilitate the purchase of feedstock by South Hampton. Under this arrangement, feedstock was purchased by the partnership and, at the expense of South Hampton transported and stored until such time as the feedstock was needed by South Hampton in its operations. South Hampton purchased the feedstock from the partnership at a price equal to the cost of the feedstock to the partnership plus two cents per gallon, South Hampton personnel arranged all purchases, transportation and testing of the feedstock and the partnership provided the financing for the feedstock purchases, On June 1, 1992 the arrangement with the partnership was terminated. On July 1, 1992, South Hampton entered into a new agreement whereby Silsbee Trading would assist South Hampton in maintaining its refinery throughput rate by providing feedstock inventory for pipeline fill in its eight-inch pipeline. Silsbee Trading would provide the feedstock inventory at a price to South Hampton of one-half cent per gallon. The volume of feedstock to be carried for this purpose was 453,600 gallons which is the capacity of the pipeline. The agreement expired in December 31, 1993, and was continued on a month to month basis until August 1995 when it was terminated. The fees paid to Silsbee Trading under the agreement were $21,525 in 1992, $88,974 in 1993, $103,212 in 1994, and $76,080 in the
         first nine months of 1995.

         At September 30, 1995, accrued unpaid salaries and termination benefits to Company employees in Saudi Arabia, and to the Company's President, Hatem El-Khalidi, were $645,724 and $675,115, respectively. The payment of these amounts has been deferred until the Company's working capital position improves. Also, at September 30, 1995, the Company had not made all of the surface rental payments due to the Saudi government under the terms of the Al Masane Project lease. The past due amount of these rental payments was approximately $117,000 at September 30, 1995. Management believes this lack of compliance will not have any effect on the planned operations in Saudi Arabia.

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

ACCOUNTING STANDARD

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ... Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This Statement must be adopted no later than the 1996 reporting year, but can be adopted earlier. The Company is currently analyzing the impact which SFAS No. 121 may have on its financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM III - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ending September 30, 1995.

                            ---------------------

The information in this report is unaudited, but, in the opinion of Management, all adjustments for a fair statement of the results for the interim period have been made.

DATED: 11-9-95                                SIGNATURES

                                              ARABIAN SHIELD DEVELOPMENT COMPANY

                                              /s/ J. A. CRICHTON
                                              J. A. Crichton, Chairman of the
                                              Board of Directors

                                              /s/ DREW WILSON
                                              Drew Wilson, Secretary/Treasurer

                               INDEX TO EXHIBITS



Exhibit
Number               Description
------               -----------
27                   Financial Data Schedule