Form 10-K
period 1995-12-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1996-04-01
CIK 7039

                                   Form 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

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

                       Yes   X                   No
                            ----                    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 18, 1996: 19,928,494.

         The aggregate market value on March 18, 1996 of the registrant's voting securities held by non-affiliates was $36,321,388.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (a) Selected portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995. - Parts II and IV

         (b) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 6, 1996. -
                 Part III

                                     PART I

Item 1.  Business.

General

         Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967 and is principally engaged in the business of developing its undeveloped mineral properties. None of the undeveloped mineral properties are currently producing and significant capital expenditures will be necessary before any commercial operations are commenced. In an updated full bank feasibility study of the Al Masane lease area, which is under a 30- year mining lease to the Company, conducted in 1994 by an independent mining consulting firm, the consultants estimate the total capital costs of the Al Masane project to be $81.3 million. The Company will diligently pursue the financing of the project so that commercial production can begin as contemplated in the updated feasibility study. There can be no assurance that adequate capital for the project can be obtained in order for commercial
production to begin as contemplated.   The ultimate recovery of mineral
exploration and development costs of the Company's other mineral properties cannot presently be determined.

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

         Saudi Arabian Activities. On May 22, 1993, the Company was granted a 30-year mining lease covering a 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. National Mining Company, a private Saudi company ("National Mining"), which previously had a 50% interest in the joint venture formed to explore and develop the Al Masane area, relinquished its rights to the mining lease and assigned them to the Company. The mining lease agreement stipulates that the Company is obligated to relinquish 50% equity in the project to a Saudi public stock company to be formed when profits are established in accordance with Article (20) of the mining lease agreement. National Mining has orally advised the Company that it has relinquished its rights in all other areas in Saudi Arabia and assigned them to the Company.

         The Company has held exploration licenses for the Wadi Qatan and Jebel Harr areas in Saudi Arabia. The exploration licenses by their terms have expired, and although Saudi Arabian government officials have orally advised the Company that the licenses will be extended as long as mineral exploration is being carried out on the areas which they cover, formal extensions from the government have not been obtained and there can be no assurance that the Company's license rights will be honored. The Company is planning to apply for formal extensions of these licenses in 1996. Although the exploration licenses were awarded jointly to the Company and National Mining, the exploration work on the license areas has been carried on exclusively by the Company.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax(R) petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with Saudi Venture Capital Group
(SVCS). The Company and some Saudi joint venture partners, all of whom are directors and/or stockholders of the Company, contemplate building a processing plant located next to the Aromax(R) plant in Saudi Arabia. As proposed, the Company would have a 25% interest in the joint venture. Chevron Chemical advised the Company by letter in July 1993 that Chevron Chemical and SVCS have jointly agreed to commit to supply the joint venture's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Engineering and marketing studies of the project have been made by outside consultants which reflect positive results. Planning has begun toward the construction and operation of the Aromax(R) plant and the joint venture's processing plant but was delayed during 1995 because of the absence of a firm commitment for the feedstock supply to the Aromax(R) plant. The Company will begin applying to the Saudi government for a license for the project when the Aromax(R) project receives final approval from the Saudi government.

         In December 1993, the Company commissioned Sherritt Ltd. of Fort Saskatchewan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia. The refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994 which contains a proposed flow sheet that has been commercialized and designed for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over other existing zinc production processes, including having the reputation as the most favored technology for environmental considerations. In the study Sherritt concludes, after considering all of the presently, identifiable elements, that these elements offer a strong potential for the project and enhance the concept. Sherritt encouraged the Company to carry out further studies toward the implementation of the project.

         United States Activities. American Shield Refining Company, a wholly owned subsidiary of the Company (the "Refining Company"), owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton, and, indirectly through South Hampton, owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a petroleum refinery near Silsbee, Texas. Gulf State owns and operates three pipelines which connect the South Hampton Refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also owns all of the capital stock of American Shield Coal Company (the "Coal Company") and beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche-Ely Valley").

Al Masane Project

         Prior Feasibility Studies. In the years following the granting of the exploration licenses in August 1971, substantial geological and geophysical work was accomplished on the Al Masane and Wadi Qatan license areas. Core drilling on the licensed areas and studies conducted by independent consulting firms indicated that the copper, zinc, gold and silver prospects at Al Masane had a chance of being put into production sooner than the nickel prospect at Wadi Qatan. Metallurgical tests also showed difficulty in separating the nickel at Wadi Qatan. During 1977, a pre- feasibility mining study was conduct at Al Masane by the mining consulting firm of Watts, Griffis and McOuat of Toronto, Canada ("WGM"). WGM concluded that the Al Masane prospect should be further developed and recommended an extensive development program for the area.

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

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:


==============================================================================================================
                                       Reserve              Copper       Zinc           Gold            Silver
 Zone                                  (Tonnes)              (%)         (%)            (g/t)           (g/t)
==============================================================================================================
 Saadah                                3,872,400            1.67         4.73           1.00            28.36

 Al Houra                              2,465,230            1.22         4.95           1.46            50.06

 Moyeath                                 874,370            0.88         8.92           1.29            64.85
                                       ---------            ----         ----           ----            -----
        Total                          7,212,000            1.42         5.31           1.19            40.20
- --------------------------------------------------------------------------------------------------------------

         For purposes of calculating, proven and probable reserves, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% has been used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body which is included in the ore extraction process.

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

         A test program to evaluate the economies of the cyanidation of the zinc concentrate and tailings in order to improve gold and silver recoveries found gold and silver recoveries to range from 50% to 77%. To recover gold and silver from the zinc concentrate and tailings, WGM recommended that a cyanidation plant be included in the process flowsheet. Dore bullion would be produced. WGM concluded that the inclusion of a cyanidation plant would make a positive contribution to the economies of the project under the base conditions.

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

         WGM recommended that the Al Masane reserves be mined by trackless mining equipment using either cut-and-fill or open-stopping methods depending on the shape and location of each ore body. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and dore bullion. The copper concentrate will contain valuable amounts of gold and silver. Total output per year is estimated to be 22,000 ounces of gold and 800,000 ounces of silver. After smelter refining process, the metals could be sold by the Company or the smelter for the Company's account in the open market.

         WGM prepared an economic analysis of the project utilizing cash flow projections. The cash flow projection for a base case was made by WGM based on the assumption that 50% of the financing of the project will come from the Saudi Industrial Development Fund, which charges 2.5% service charge, 25% from commercial loans at an interest rate of 5% and 25% from equity financing. The cash flow projection includes the repayment of the $11 million loan outstanding to the Saudi government in one payment at the end of the mine life. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.00 per pound for copper, $0.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 14% to the project, a rate of return of 11.9% and a net cash flow of $26.6 million to the equity investors in the new Saudi public stock company, and a net cash flow of $37 million to the Company. Other cash flow scenarios calculated to show the effect of various opportunities and risks associated with the project were also prepared. Assuming the mine begins commercial production as contemplated in the feasibility study, the Company would not pay any income tax to the Saudi government for the first five years. In the feasibility study, WGM recommends that the Company make a decision to bring the Al Masane mine into production.

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

         Project Financing and Mining Lease. Until the profitability of the project is established, the Company plans to form a joint venture with a Saudi limited liability company owned by Saudi Arabian investors to initially own and operate the project when approval is received for a loan from the Saudi Industrial Development Fund which was applied for on September 30, 1995. As contemplated, the mining lease would be transferred so that the Company and the Saudi limited liability company would each own a 50% interest therein.
Pursuant to the mining lease agreement, when the profitability of the project is established, the Company is obligated to form a Saudi public stock company with the Petroleum and Mineral Organization ("Petromin"), the official mining and petroleum company of the Saudi Arabian government. The Company will own 50% of the shares of the Saudi public stock company and Petromin no more than 25% of the shares. The remaining shares will be offered for sale in Saudi Arabia pursuant to a public subscription. In consideration for its receiving shares in the Saudi public stock company, the Company will transfer title to the mining lease to the Saudi public stock company, including responsibility for the repayment of the $11 million loan from the Saudi Arabian government and the other obligations specified in the mining lease. In December 1994, the Company received instructions from the Office of the Minister of Petroleum and Mineral Resources stating that it is possible for the Company to form the Saudi public stock company without Petromin but that the sale of stock to the Saudi public could occur only after two years of profits from commercial operations of the mine. The instructions added that Petromin will have the right to purchase shares in the Saudi public stock company any time it desires.

         Pursuant to these instructions, in March 1995 the Company retained Carlyle SEAG ("Carlyle") as the Company's financial advisor in connection with the Al Masane mining project. In February 1996, the agreement with Carlyle was effectively terminated by mutual consent. An agreement with a Saudi Arabian financial advisor is currently being negotiated.

         While the Company agreed in the mining lease not to request a loan which would fund 50% of the capital cost of the project from the Saudi Public Development Fund, on September 30, 1995 the Company applied for a similar loan from the Saudi Industrial Development Fund. The Saudi Industrial Development Fund makes interest-free loans to industrial projects in Saudi Arabia and charges a 2.5% service fee. The Company believes that it may also be able to finance the remaining cost of the project through arrangements with suppliers and equipment manufacturers, custom smelters and additional debt or equity financing secured by the Company, however, there can be no assurances to that effect.

         As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the $11 million loan jointly secured by the Company and National Mining from the Saudi Arabian government. The mining lease provides that the Company will repay the loan from the profits of the project. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company agreed to pay in advance a surface rental at the rate of ten thousand Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. The Company made the rental payments for the first year of the lease. As of December 31, 1995, the Company has not paid for rentals of approximately $191,000. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. Under the Mining Code, income tax will not be due in respect to mining operations during the period of five years starting from the date of the first sale of products or five years from the beginning of the fourth year after the issue of the mining lease, whichever comes first. The lease gives the Saudi Arabian government priority to purchase the Company's whole production of gold or any part thereof from the project. The lease also gives the Saudi Arabian government the right to purchase up to 10% of the Company's annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. The lease contains provisions requiring that preference be given to Saudi suppliers and contractors and that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

         Reference is made to the map on page 16 of this Report for information concerning the location of the Al Masane project.

Other Exploration Areas in Saudi Arabia

         In 1980, the Company, together with National Mining and another Saudi private company, applied to the Saudi government for an exploration license covering a large area in northern Saudi Arabia known as Ghurayyah. Preliminary investigations indicated that the Ghurayyah area contained substantial columbium, tantalum and other mineral deposits. The Company has decided that further efforts in this area will not be undertaken.

         During the course of the exploration and development of the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and is applying for an additional exploration license in that country.

         With respect to these other license areas, the Company has an agreement with Petromin which governs the rights of the parties if the exploration licenses granted to the Company are converted into a mining lease. Under this agreement, Petromin is granted an option to acquire, at any time, a 25% interest in any project to mine minerals in Saudi Arabia the exploration for which has been conducted under exploration licenses originally granted to the Company and National Mining. National Mining has relinquished its rights in these areas and assigned them to the Company.

U.S. Mineral Interests

         The Company has other mineral interests in the United States, including approximately a 55% beneficial, and approximately a 46% direct, equity interest in Pioche-Ely Valley. The Coal Company no longer owns or holds any mineral interests and is presently inactive. The future of the Coal Company's operations is uncertain. The Refining Company is a party to a joint venture with a Saudi company and the former owners of TOCCO the purpose of which is to engage in the trading of crude petroleum and refined petroleum products. The joint venture has not consummated any petroleum trading transactions.

Petroleum Refinery

         South Hampton owns and operates a petroleum refinery near Silsbee, Texas and currently employs 46 people. The refinery is presently devoted to specialized processing activities. The refinery currently consists of seven operating units which, while interconnected, make distinct products through differing processes:

(1) a pentane-hexane unit; (2) a catalytic reformer; (3) an aromatics hydrotreating and fractionation unit; (4) a cyclopentane unit; (5) an Aromax(R) unit; (6) an aldehyde hydrogenation unit; and (7) a specialty fractionation unit. All of these units are presently in operation.

         The design capacity of the pentane-hexane unit is approximately 2,200 BPD of feedstock. The unit averaged 1,660 barrels per stream day during 1995. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using platinum-rhenium catalyst which produces an aromatics concentrate used as feedstock for the aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 4,000 BPD. The unit is operated as a standby source of hydrogen for the pentane-hexane unit and does not run continually. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit averaged 327 barrels per stream day during 1995.

         The aromatics hydrotreating and fractionation unit consists of a hydrotreating reactor and a single fractionation tower and has a design capacity of 500 BPD. By-product chemical streams have historically been processed by this unit into two products, high octane gasoline blendstocks and heavy aromatic oils sold as fuel oil blending stock. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 258 barrels per stream day during 1995.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a higher aromatic hydrocarbon content. The aromax unit capacity is 400 BPD and uses a by-product of the pentane-hexane unit as feedstock. The unit operates according to the feedstock supplied from the pentane-hexane unit and the other hydrotreaters. The unit averaged throughput of 158 barrels per stream day during 1995. Chevron

Research has agreed to continue development of the Aromax(R) process. The unit has continued to successfully operate as designed.

         The specialty fractionation unit consists of two fractionation towers and has a design capacity of 1,000 BPD. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

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

         In January 1996, Gulf State acquired an additional five miles of natural gas pipeline and now owns and operates three 8" pipelines aggregating approximately 50 miles in length which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at the marine terminal.

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

         In 1994, the Company (1) negotiated an extension until June 30, 1995 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS, (2) issued 14,000 shares of its Common Stock at $1.00 per share pursuant to an option exercised by the Company's Chairman of the Board in exchange for the cancellation of certain indebtedness, (3) consolidated two notes payable by the Company's President and Chief Executive Officer, in the amounts of $99,000 and $27,000, which matured on December 31, 1993 and January 31, 1994, respectively, into one note for $126,000 having a December 31, 1995 maturity date and bearing interest at the rate of six percent per annum, (4) received $50,000 from a 1993 sale of its Common stock to a private Saudi company controlled by a director of the Company pursuant to a partial option exercise and (5) offset $30,000 in unpaid compensation due to the Company's Chairman of the Board against amounts owned to the Company by four companies owned by the Chairman of the Board.

         In 1995, the Company (1) negotiated an extension until April 30, 1996 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS, (2) borrowed $721,000 in the aggregate from four individuals, including a stockholder of the Company who is the Vice Chairman of National Mining Company, a stockholder of the Company, the President and Chief Executive Officer of the Company and a relative of such executive officer, pursuant to loans payable on demand two years after their issuance bearing interest at LIBOR plus 2%, such lenders having the option for a period of five years from the date of the loan to convert the principal amount of the loan and all accrued interest into shares of the Company's Common Stock at the rate of $1.00 per share, (3) received $50,000 payment on a stockholder receivable from a 1993 sale of shares of its Common Stock to a private Saudi company controlled by a director and (4) granted the President and Chief Executive Officer of the Company an option to convert at any time $400,000 of deferred compensation for services rendered to the Company into shares of the Company's Common Stock at the rate of $1.00 per share.

         It may be necessary to secure funds to continue operations through the sale of portions of the Company's properties, its investments or a portion of the Company's interest therein. There are no assurances that these sales could be arranged or that sufficient additional equity or debt financing can be obtained.

         The Refining Company had operating income of approximately $880,000, before depreciation and amortization of approximately $677,000, on gross refined product sales of $17,741,862 for the 1995 fiscal year compared with operating income of approximately $2,414,000, before depreciation and amortization of $646,000, on gross refined product sales of $17,564,000 for the 1994 fiscal year, and operating income of approximately $710,000, before depreciation and amortization of $678,000, on gross refined product sales of $15,103,000 for the 1993 fiscal year.

         Management believes that South Hampton will be able to continue to attain a positive cash flow as a result of the upgrading and expansion projects. Any such cash flow would, however, be insufficient to retire the debt due on April 30, 1996 to Den norske Bank AS. In connection with the latest extension of the Den norske Bank AS loan, South Hampton agreed to make a principal payment of $100,000 during the four month extension period. Except for the foregoing, the terms and conditions of the loan remain the same. The extension is designed to permit Den norske Bank AS and South Hampton to negotiate a restructuring of the loan into a two year revolving credit loan, which has been agreed to in principle by the parties, but no formal agreement has been reached. Failure to extend or renegotiate the loan with Den norske Bank AS would require South Hampton to seek alternative sources of financing which, if unsuccessful, could result in a foreclosure action and subsequent loss of the refinery.

         The Amended and Restated Credit Agreement with Den norske Bank AS is secured by all of the assets of South Hampton and all of the issued and outstanding shares of TOCCO, South Hampton and Gulf State. In addition to requiring that a substantial portion of South Hampton's cash flow be applied to reduce the amount outstanding, the Amended and Restated Credit Agreement with Den norske Bank AS prohibits the payment of dividends by South Hampton. South Hampton is also required to collect all receivables through a cash collateral account at a local bank. Only the amount of funds required to operate South Hampton's business may be used and weekly reports of cash receipts and disbursements in the cash collateral account must be provided to Den norske Bank AS. If South Hampton defaults on the credit agreement, Den norske Bank AS has the right to freeze the funds in the cash collateral account. South Hampton met all of the loan covenants throughout 1995, except that in July 1995 South Hampton remitted $30,000 to the Company in partial repayment of the intercompany note, causing the loan to be in default. At December 31, 1995, the Company had not repaid this advance. Den norske Bank AS has agreed to receiving payment of the $30,000 by April 30, 1996 in addition to the $100,000 in principal due by April 30, 1996. The Refining Company agreed to subordinate all company notes to the Amended and Restructured Credit Agreement. Expiration of the guarantee of the letter of credit portion of the Amended and Restated Credit Agreement resulted in Den norske Bank AS drawing down a $1,500,000 letter of credit provided by the guarantor. As a consequence, South Hampton is indebted to the guarantor for such amount.

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

         In the case of the Al Masane project, the Company must secure the financing and construction of the mining and milling facilities before revenues from that project may be realized. The Coal Company's lack of significant assets, combined with the Company's lack of operating funds, inhibits any future activities of the Coal Company. The Company is planning limited exploration of the Pioche-Ely Valley properties in 1996.

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

Personnel

         In order to conserve all available funds, the Company continues to keep its general and administrative personnel to a minimum. Its only officers resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., who works on a part-time basis for the Company and serves as its Secretary and Treasurer. The other employees of the Company, numbering approximately 29, consist of the office personnel and field crews conducting core drilling and other exploration activities in Saudi Arabia under the supervision of Mr. Hatem El-Khalidi, President and Chief Executive Officer of the Company. South Hampton currently employs 46 persons.

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

         Other Saudi Arabian Areas. In 1971, the government of Saudi Arabia awarded the Company and National Mining exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The companies were subsequently awarded an additional license in August of 1977 covering an area to the north of Wadi Qatan at Jebel Harr. The licenses have expired by their terms, and although the Company has received verbal assurance from Saudi Arabian government officials that the licenses will be extended as long as exploratory work is being carried out on the areas which they cover, formal extensions from the government have not been obtained. The Company is applying for an additional license covering an area surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area and which includes the Wadi Qatan and Jebel Harr areas. Formerly, an application was made for these areas jointly by the Company and National Mining. If granted, the exploration license being applied for now will be owned solely by the Company. Although a license has not been formally granted, the Company was authorized in writing to carry out exploration work on the area. Exploration work has been carried on and paid for exclusively by the Company. Reference is made to the map on page 16 of this Report for information concerning the location of the foregoing areas. The Company, together with National Mining and another Saudi private company, the Red Sea Mining Company, had also applied for an exploration license covering the Ghurayyah area in northern Saudi Arabia, however, the Company has decided that further efforts in this area will not be undertaken.

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

         In the event of the establishment of commercially exploitable minerals, exploration licenses granted by the Saudi Arabian government may be converted into mining leases upon application to the Saudi Arabian Ministry of Petroleum and Mineral Resources. The Company is a party to an agreement with Petromin, the official mining and petroleum company of the Saudi Arabian government, which governs the rights of the parties if an exploration license granted to the Company is converted into a mining lease. Reference is made to the discussion concerning the agreement under Item 1. Business.

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

         Greater Al Masane. An application has been made and verbally approved for another exploration license covering approximately 1,100 square kilometers around Al Masane, sometimes referred to as Greater Al Masane, which includes an ancient gold mining prospect at Jubal Guyan, about six miles east of the original Al Masane prospect and seven miles west of Wadi Qatan. The Saudi Arabian government has given the Company written authorization to conduct exploration work on the area, although the license has not been formally granted. Core samples indicate an average grade of 7 grams of gold per tonne. Additional sampling is being conducted at Jubal Guyan, and after the results of the sampling are obtained, an evaluation will be made as to future drilling locations. Geological, geochemical and geophysical work on the Greater Al Masane area has disclosed mineralization similar to that discovered at Al Masane. Since National Mining has withdrawn from partnership with the Company, an application for an exploration license for an area of 2,800 square kilometers which includes the original Greater Al Masane area plus the Wadi Qatan and Jebel Harr areas will be made. If granted, the exploration license will be owned solely by the Company.

         Ghurayyah. In 1980, the Company, together with National Mining Company and the Red Sea Mining Company, applied jointly for an additional exploration license covering the 7,000 square kilometer Ghurayyah area in the northern part of Saudi Arabia. The application for the exploration license has been pending with the Saudi Arabian Ministry of Petroleum and Mineral Resources. The company has decided that further efforts in this area will not be undertaken.

Refining Operations

         South Hampton owns and operates a petroleum refinery near Silsbee, Texas. South Hampton owns all of the capital stock of Gulf State, which owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The properties owned by South Hampton and Gulf State are more fully described in Item 1. Business.

Nevada Mining Properties

         There are 48 patented and 84 unpatented claims totaling approximately 3,700 acres in the Pioche-Ely Valley properties. All the claims are located in the Pioche District, Lincoln County, in southeastern Nevada. There are prospects and mines on these claims which formerly produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). The Company is planning limited exploration in 1996.

         There is a 300-ton-a-day processing mill on property owned by Pioche-Ely Valley. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation. A lease of the Wide Awake mine property was extended until December 31, 1996 and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. The lease stipulates a 6% royalty on net smelter returns with no annual rental required. The lessee plans to drill a significant core hole on the Wide Awake property in 1996.

Colorado Coal Properties

         The Coal Company has tax loss carry-forwards of approximately $5.9 million which is limited to its net income. The Coal Company has been negotiating with several companies toward the possible use of this amount, although there can be no assurance that any agreement relating thereto will be reached.

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

         In mid-1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check the groundwater under the refinery property to ensure that contamination had not taken place. The well disclosed a pool of hydrocarbons on top of the groundwater under the loading rack area. An analysis of the material indicated that the hydrocarbons were produced over ten years ago when the refinery processed crude oil. Consulting engineers were hired to determine the size of the pool. Three recovery wells were utilized and the hydrocarbons are being pumped out and treated in treatment ponds. The TNRCC has been cooperating in the investigation and cleanup. Due to the apparent age of the material, no fine or enforcement action is expected. A site assessment plan was completed and approved in November 1995 to determine the extent of the hydrocarbon pool. The costs through 1995 for this problem totaled approximately $75,000. Future costs for recovery and remediation should be small as it is primarily a matter of operating the recovery wells.

         In August 1994, the TNRCC's Air Permit Section proposed a fine of approximately $46,000 to settle various alleged permit violations identified in their 1991, 1992 and 1993 inspections. South Hampton agreed to the proposed settlement with the stipulation that payments be spread over a twelve month period. The TNRCC did not respond to South Hampton's offer and in December 1995, the TNRCC proposed an increase in the fine to $67,200. South Hampton is vigorously protesting the increased fine as it believes that the settlement has been previously agreed upon. However, no agreement has been reached with the TNRCC. At December 31, 1995, South Hampton has accrued $40,000 as a current liability to cover the potential costs of the contingency which it believes is adequate to cover the possible range of loss.

         On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt Oil Company ("Yemen Hunt"), alleging that Yemen Hunt, in a published letter to a prominent Yemen newspaper, accused the Company of engaging in political activities for the purposes of undermining the economic interests of Yemen. The Company believes that this is a malicious libel which could seriously affect the business and reputation of the Company and its employees in the Middle East. The Company intends to vigorously pursue the complaint.

         Prior to 1995, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area. The Company believes that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believes will further support its allegations and is awaiting a response by the DOJ. The Company believes that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the Foreign Corrupt Practices Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company' stockholders during the fourth quarter of 1995.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         This information is set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" of the Company's 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

         This information is set forth under the caption "Selected Financial Data" for each of the five years in the period ended December 31, 1995, of the Company's 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1995 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company including the independent auditor's report thereon of the Company's 1995 Annual Report to Stockholders filed herein as Exhibit 13, are incorporated herein by reference.

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

                                    PART IV


    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

         (a)     1.          The following financial statements are
                             incorporated by reference from the Company's 1995
                             Annual Report to Stockholders filed herein as
                             Exhibit 13:

                             Report of Independent Accountants.
                             Consolidated Balance Sheets dated December 31,
                              1995 and 1994.
                             Consolidated Statement of Operations for the three
                              years ended December 31, 1995.
                             Consolidated Statement of Stockholders' Equity for
                              the three years ended December 31, 1995.
                             Consolidated Statement of Cash Flows for the three
                              years ended December 31, 1995.
                             Notes to Consolidated Financial Statements.

                 2. The following financial statement schedules are filed with this Report:

                             Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1995.

                 3. The following documents are filed or incorporated by reference as exhibits to this Report:


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

                             10(k) Amendment No. 1 and Amendment No. 2 to Amended and Restated Credit Agreement dated March 15, 1991 and December 31, 1991, respectively, between South Hampton Refining Company and Den norske Bank AS together with related Guaranty dated as of December 31, 1991, by Texas Oil & Chemical Co. II, Inc. in favor of Den norske Bank AS Pledge Agreement and Irrevocable Proxy dated as of December 31, 1991, between Texas Oil & Chemical Co. II, Inc. and Den norske Bank AS and Pledge Agreement and Irrevocable Proxy dated as of December 31, 1991, between South Hampton Refining Company and Den norske Bank AS (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

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

                             10(p) Addendum to the Agreement Relating to AROMAX(R) Process - Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(q) Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(r) One-Year Adjustable Interest Rate Note dated February 1, 1995, effective December 31, 1994, from Texas Oil & Chemical Co. II, Inc. to Silsbee State Bank, together with Deed of Trust of even date therewith (incorporated by reference to Exhibit 10(s) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(s) Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(t) Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(u) Lease Agreement dated as of August 13, 1993 by and among Pioche-Ely Valley Mines, Inc., Minerals Processing, Inc. and World Hydrocarbons, Inc. (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             10(v) Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company.

                             10(w) Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company.

                             10(x) Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company.

                             10(y) Letter Agreement dated December 6, 1995 between Ibrahim Khalidi and the Company.

                             10(z) Letter Agreement date March 11, 1996 by and between South Hampton Refining Company and Den norske Bank AS.

                             13      1995 Annual Report to Stockholders.

                                     With the exception of the information
                                     incorporated by reference into Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                             21 Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                             27      Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS that each of Arabian Shield Development Company, a Delaware corporation, and the undersigned directors and officers of Arabian Shield Development Company, hereby constitutes and appoints John A. Crichton its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agent may lawfully do or cause to be done by virtue hereof.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARABIAN SHIELD DEVELOPMENT COMPANY


                                        By:      /s/ Hatem El-Khalidi
                                            Hatem El-Khalidi, President
                                            and Chief Executive Officer


Dated:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 29, 1996.



Signature                                              Title
- ---------                                              -----
/s/ Hatem El-Khalidi                       President, Chief Executive
- -------------------------                  Officer and Director (principal
Hatem El-Khalidi                           executive officer)



/s/ Drew Wilson, Jr.                       Secretary and Treasurer
- -------------------------                  (principal financial and
Drew Wilson, Jr.                           accounting officer)



/s/ John A. Crichton                       Chairman of the Board and
- -------------------------                  Director
John A. Crichton


/s/ O.W. Hammonds                          Director
- -------------------------
Oliver W. Hammonds


- -------------------------                  Director
Harb S. Al Zuhair


                                           Director
- -------------------------
Mohammed O. Al-Omair


 /s/ Ghazi Sultan                          Director
- -------------------------
Ghazi Sultan

                                                                 Schedule II

               ARABIAN SHIELD DEVELOPMENT COMPANY & SUBSIDIARIES
                       Valuation and Qualifying Accounts
                      Three Years Ended December 31, 1995


                                                         Charged to                     Ending
Description                             Beginning        Earnings       Deductions      Balance
                                        ---------       ----------      ----------      -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS - (a)

December 31, 1993                       $ 211,361      $   20,242           --            $231,603

December 31, 1994                         231,603          12,551           --             244,154

December 31, 1995                         244,154          16,092           --             260,246


ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 1993                      10,869,358         370,416           --          11,239,774

December 31, 1994                      11,239,774      (1,450,467)          --           9,789,307

December 31, 1995                       9,789,307       2,014,440           --          11,803,747

(a) Valuation account deducted in the balance sheet from trade accounts receivable and other assets.

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

10(e) Stock Option Plan of the Company, as amended (incor-porated by reference to Exhibit 10(e) to the Company's
                          Quarterly Report on Form 10-Q/A for the quarter ended
                          September 30, 1994 (File  No. 0- 6247)).

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

10(p)                     Addendum to the Agreement Relating to AROMAX(R) Process - Second
                          Commercial Demonstration dated June 13, 1989 by and between Chevron
                          Research Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on
                          Form 10-Q/A for the quarter ended September 30, 1994 (File  No. 0-
                          6247)).

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

10(r)                     One-Year Adjustable Interest Rate Note dated February 1, 1995, effective December 31, 1994, from Texas Oil & Chemical Co. II, Inc.
                          to Silsbee State Bank, together with Deed of Trust of even date therewith (incorporated by reference to Exhibit 10(s) to the
                          Company's Quarterly Report on Form 10-Q/A for the quarter ended
                          September 30, 1994 (File  No. 0-6247)).

10(s)                     Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the
                          Company's Quarterly Report on Form 10-Q/A for the quarter ended
                          September 30, 1994 (File  No. 0-6247)).

10(t)                     Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(u) to the
                          Company's Quarterly Report on Form 10-Q/A for the quarter ended
                          September 30, 1994 (File  No. 0-6247)).

10(u)                     Lease Agreement dated as of August 13, 1993 by and among Pioche-Ely
                          Valley Mines, Inc., Minerals Processing, Inc. and World
                          Hydrocarbons, Inc.  (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                          September 30, 1994 (File  No. 0-6247)).

10(v)                     Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company.

10(w)                     Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company.

10(x)                     Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-
                          Athel and the Company.

10(y)                     Letter Agreement dated December 6, 1995 between Ibrahim Khalidi and the Company.

10(z)                     Letter Agreement dated March 11, 1996 by
                          and between South Hampton Refining Company and Den norske Bank AS.

13                        1995 Annual Report to Stockholders.


                          With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1995 Annual
                          Report to Stockholders is not to be deemed filed as part of this
                          Report.

21                        Subsidiaries (incorporated by reference to Exhibit 21 to the
                          Company's Quarterly Report on Form 10-Q/A for the quarter  ended
                          September 30, 1994 (File No. 0-6247)).


27                        Financial Data Schedule.