Form 10-Q
period 1996-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1996-05-14
CIK 7039

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q


                               ---------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ---------------

                       FOR QUARTER ENDING MARCH 31, 1996

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

                    Yes X                             No


Number of shares of the Registrant's Common Stock par value $0.10 per share, outstanding at March 31, 1996: 19,928,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------


                                                                        MARCH 31,1996            DECEMBER 31,
                                                                         (UNAUDITED)                 1995
                                                                         -----------                 ----
ASSETS
- ------
   CURRENT ASSETS:
     Cash and Cash Equivalents in U.S.                                   $       27,556      $       302,039
     Short-term Investments                                                     303,093              294,610
     Accounts Receivable (Net)                                                2,346,718            1,791,821
     Inventories                                                                786,009              430,732
                                                                         --------------      ---------------
        Total Current Assets                                                  3,463,376            2,819,202

   CASH IN SAUDI ARABIA                                                         217,103              396,809
   PLANT, PIPELINE & EQUIPMENT (AT COST)
     Refinery Plant, Pipeline & Equip.                                        5,577,811            5,563,776
     Less: Accumulated Depreciation                                          (2,638,853)          (2,557,454)
                                                                         --------------      ---------------
           Net Equipment                                                      2,938,958            3,006,322

   AL MASANE PROJECT                                                         31,019,473           30,897,883
   OTHER INTERESTS IN SAUDI ARABIA                                            2,431,248            2,431,248
   INVESTMENT IN AND ADVANCES TO
     PIOCHE-ELY VALLEY MINES, INC.                                              238,419              239,032
   GOODWILL                                                                     323,302              397,902
   OTHER ASSETS (NET)                                                           566,550              617,019
                                                                         --------------      ---------------
        TOTAL ASSETS                                                     $   41,198,429      $    40,805,417
                                                                         ==============      ===============

LIABILITIES
- -----------
   CURRENT LIABILITIES:
     Accounts Payable                                                    $    1,071,490      $       674,641
     Accrued Liabilities                                                        613,596              617,995
     Accrued Liabilities in Saudi Arabia                                      1,011,980            1,011,980
     Notes Payable                                                           15,061,657           15,086,191
     Current Portion of Long-Term Debt                                           86,268               78,090
     Current Portion of Long-Term
        Obligations                                                              20,694               20,285
                                                                         --------------      ---------------
           Total Current Liabilities                                         17,865,685           17,489,182

   LONG-TERM DEBT                                                               679,765              708,534
   LONG-TERM OBLIGATIONS                                                        180,547              185,875
   ACCRUED LIABILITIES IN SAUDI ARABIA                                          649,447              636,047
   DEFERRED REVENUE                                                             141,313              145,189

STOCKHOLDERS' EQUITY
- --------------------
   COMMON STOCK-authorized 40,000,000
     shares of $.10 par value; 20,206,494
     shares issued and outstanding                                            2,020,649            2,020,649
   ADDITIONAL PAID-IN CAPITAL                                                33,210,750           33,210,750
   RECEIVABLES FROM STOCKHOLDERS                                               (126,000)            (126,000)
   ACCUMULATED DEFICIT                                                      (13,423,727)         (13,464,809)
                                                                         --------------      ---------------
        Total Stockholders' Equity                                           21,681,672           21,640,590
                                                                         --------------      ---------------
           TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                        $   41,198,429      $    40,805,417
                                                                         ==============      ===============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------



                                                 THREE MONTHS                    THREE MONTHS
                                                     ENDED                          ENDED
                                                MARCH 31, 1996                  MARCH 31, 1995
                                                --------------                  --------------
REVENUES:
   Refined Product Sales                         $   4,712,505                   $  4,461,593
   Processing Fees                                     197,142                         85,978
                                                 -------------                   ------------
                                                     4,909,647                      4,547,571

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
     Sales and Processing                            4,154,163                      3,724,470
   General and Administrative                          480,111                        570,754
   Depreciation and Amortization                       205,569                        166,711
                                                 -------------                   ------------
                                                     4,839,843                      4,461,935
                                                 -------------                   ------------

OPERATING INCOME (LOSS)                                 69,804                         85,636

OTHER INCOME (EXPENSES):
   Interest Income                                       8,111                         11,832
   Interest Expense                                    (88,270)                       (97,032)
   Equity in Losses
     of Affiliate                                       (1,094)                        (1,350)
   Miscellaneous Income                                 54,220                         67,293
                                                 -------------                   ------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                         42,771                         66,379

Income Tax Expense                                      (1,689)                        (2,511)
                                                 --------------                  ------------

   NET INCOME (LOSS)                             $      41,082                   $     63,868
                                                 =============                   ============


PER COMMON SHARE:
   NET INCOME (LOSS)                             $         .01                   $        .01
                                                 =============                   ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        20,206,494                     20,028,494
                                                 =============                   ============




                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------



                                        COMMON STOCK
                                 -----------------------      ADDITIONAL   RECEIVABLES
                                                                PAID-IN       FROM       ACCUMULATED
                                   SHARES       AMOUNT          CAPITAL    STOCKHOLDERS    DEFICIT           TOTAL
                                 ----------   ----------      -----------  ------------  ------------     -----------
BALANCE, DECEMBER 31, 1995       20,206,494   $2,020,649      $33,210,750    $(126,000)  $(13,464,809)    $21,640,590

Net Income (Loss)                                                                              41,082          41,082
                                 ----------   ----------      -----------    ---------   ------------     -----------

BALANCE, MARCH 31, 1996          20,206,494   $2,020,649      $33,210,750    $(126,000)  $(13,423,727)    $21,681,672
                                 ==========   ==========      ===========    =========   ============     ===========



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------


                                                                             THREE MONTHS         THREE MONTHS
                                                                                ENDED                ENDED
                                                                            MARCH 31, 1996       MARCH 31, 1995
                                                                            --------------       --------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                          $   41,082          $   63,868
   Adjustments for Non-Cash Transactions:
     Depreciation and Amortization                                              205,569              166,711
     Equity in (Income) Losses of Affiliate                                       1,094                1,350
   Effect of Changes in:
     Decrease (Increase) in Accounts
       Receivable                                                              (554,897)            (418,132)
     Decrease (Increase) in Inventories                                        (355,277)            (161,384)
     Decrease (Increase) in Other Assets                                         50,469               38,228
     (Decrease) Increase in Accounts
       Payable and Accrued Liabilities                                         (392,450)            (183,006)
     (Decrease) Increase in Deferred Revenue                                     (3,876)              (3,876)
   Other                                                                        (50,051)              (9,026)
                                                                              ---------           ----------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                                        (273,437)            (505,267)
                                                                              ---------           ----------

INVESTING ACTIVITIES:
   Additions to Al Masane Project                                              (121,590)            (110,329)
   Additions to Other Interests
     in Saudi Arabia                                                                 --                   --
   Additions to Plant, Pipeline & Equipment                                     (14,035)             (13,599)
   (Increase) Decrease in Cash in
     Saudi Arabia                                                               179,706              173,820
   Increase (Decrease) in Accrued
     Liabilities in Saudi Arabia                                                 13,400                5,648
                                                                              ---------           ----------

NET CASH USED FOR INVESTING ACTIVITIES                                           57,481               55,540
                                                                              ---------           ----------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                                                      --                   --
   Decrease in Receivables from
     Stockholders                                                                    --               50,000
   Additions to Notes Payable and
     Long-Term Obligations                                                           --                   --
   Reductions of Notes Payable and
    Long-Term Obligations                                                       50,044)            (222,013)
                                                                              --------            ---------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                                         (50,044)            (172,013)
                                                                              ---------           ----------

NET INCREASE (DECREASE) IN CASH                                                (266,000)            (621,740)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          596,649            1,326,119
                                                                              ---------           ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                              $ 330,649           $  704,379
                                                                              =========           ==========



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.       REPORTING POLICIES

         The consolidated financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The accounts of the Refining Company include its wholly owned subsidiary, Texas Oil and Chemical Company II, Inc. ("TOCCO") and TOCCO's accounts include its wholly owned subsidiaries, South Hampton Refining Company ("South Hampton") and Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company. Pioche-Ely Valley Mines, Inc. ("Pioche"). The Company accounts for its 46% ownership interest in Pioche by the equity method.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current primary source of revenue is attributable to South Hampton and is fully dedicated to the repayment of debt and funding refining operations. The Company is not generating cash flow from any of its other activities.

         Management of the Company plans to fund its future operations through sales of its common stock, borrowings, and from the anticipated profits of its mining operations in Saudi Arabia. Assuming financing can be obtained, the results of the 1994 feasibility study contemplate that construction of an ore treatment plant and all infrastructure for a mining facility at Al Masane is estimated to take 18 months to complete. The 1994 feasibility study estimated the total cost of the mining facility to be $81.3 million.

         In the event the Company is unable to finance the Al Masane mining project or realize cash flow from its refining operations, or from the future sale of stock, or reach a final agreement on the repayment of the $11,000,000 loan from the Saudi government, there will then be substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         On April 13, 1992, the Company and NMC signed an agreement whereby NMC transferred to the Company all of its rights and interests in the Al Masane Area in return for the Company assuming sole responsibility for the repayment of the $11 million loan obtained from the Saudi Arabian government in 1979. NMC also has orally advised the Company that it has relinquished its rights in all other areas in Saudi Arabia and assigned them to the Company. The loan is to be rescheduled so that repayment would be made from the profits of mining after the mining lease is issued. On April 30, 1992, the Minister of Petroleum and Mineral Resources was informed by the Company about the agreement with NMC and that the Company would not ask for the loan which was approved by the Saudi Arabian government in 1984. On October 4, 1992, the Company and the Minister of Petroleum and Mineral Resources initialed approval of a new mining lease which was submitted to the Council of Ministers for approval.

         On April 26, 1993, the Council of Ministers passed the resolution granting the Company the mining lease, and on May 22, 1993, a Royal Decree was issued by the King. The initial period of the mining lease is 30 years, which can be renewed for another period or periods, not to exceed 20 years. The lease area is 44 square kilometers in size. The lease agreement stipulates that the Company is to pay the Saudi government a surface rental of approximately $117,000 a year. The Company made the first year's surface rental payment in August 1993. All subsequent payments are being deferred to be paid by a Saudi limited liability company which will be 50% owned by the Company with the other 50% owned by Saudi shareholders of the Company. This new company will be formed to initially operate the Project in a joint venture with the Company when approval is received for the loan from the Saudi Industrial Development Fund ("SIDF"), which was applied for on September 30, 1995. The lease agreement also stipulates that, after two years of profitable mine operations, a Saudi public stock company will be formed in which the Company will contribute its interest in the Al Masane Project in return for 50% of the stock. The Petroleum and Mineral Organization ("PETROMIN"), a company wholly-owned by the Saudi government, has an option to acquire up to 25% of the stock with the remaining 25% interest to be put out for public subscription to Saudi citizens.

         In the Al Masane Lease area, proven and probable reserves of the ore of copper, zinc, silver and gold, which the Company discovered and developed, are estimated to be 7.2 million tonnes, and the exploration potential to increase these reserves at the mine site and in the area remain excellent, as reported by the Company's geological and engineering consultant. A 1994 report on the Al Masane Project by the consulting firm, Watts, Griffis and McOuat, which was begun in 1993 subsequent to the granting of the mining lease was completed in July 1994. The purpose of this report is to provide a feasibility study for the Project to be used in obtaining financing, as well as an implementation plan for the Project. The report projects production of the proven and probable ore reserves of 7.2 million tonnes over a ten year period. The total capital cost of the Project is estimated to be $81.3 million. The cash flow projection was made based on the assumption that 50% of the financing of the Project's cost will come from loans from the Saudi Industrial Development Fund, 25% from bank loans, and 25% from equity financing. This financing is anticipated to be completed in 1996. Revenues were estimated utilizing projected mineral prices from a third party pricing expert. Since positive net cash flows are indicated in the report, the consultants have recommended that the mine be brought into production.

         In March 1995, the Company entered into an agreement with Carlyle SEAG ("Carlyle"), of Washington, D.C. and Saudi Arabia, whereby Carlyle was retained as the Company's financial advisor in connection with the Al Masane mining project. In February 1996, the agreement with Carlyle was effectively terminated by mutual consent. An agreement with a Saudi Arabian financial advisor is currently being negotiated.

4.       OTHER PROJECTS IN SAUDI ARABIA

         The Company has held exploration licenses for the Wadi Qatan, Jebel Harr and Greater Al Masane areas in Saudi Arabia. Although the licenses have expired, the Saudi Arabian government has orally advised the Company that they will be extended as long as mineral exploration is being carried out on the areas which they cover. The Company is planning to apply for formal extensions of these licenses in 1996. The Company has had positive results from its exploration work at these sites; however, it has directed limited amounts of time and resources on them in recent years while it negotiated with the Saudi government for the Al Masane lease. The Company does not intend to abandon these sites.

         In December 1993, the Company commissioned Sherritt Ltd, of Fort Saskatchewan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia. The refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994, which contains a proposed flow sheet that has been commercialized and designed for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over other existing zinc production processes, including having the reputation as the most favored technology for environmental considerations. In its study Sherritt concluded that, after considering all of the presently identifiable elements, they offer a strong potential for the project and enhance the concept. Sherritt encouraged the Company to carry out further studies toward the implementation of the project.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with the Saudi Venture Capital Group (SVCS). The Company and some Saudi joint venture partners, all of whom are directors and/or stockholders of the Company, contemplate building a processing plant located next to the Chevron Aromax plant in Saudi Arabia. Chevron Chemical advised the Company by letter on July 6, 1993, that Chevron Chemical and SVCS have jointly agreed to commit to supply the joint venture's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. As proposed, the Company would have a 25% interest in the joint venture. Engineering and marketing studies of the project have been made by outside consultants which reflect positive results. Planning has begun toward the construction and operation of the Aromax plant and the joint venture's processing plant, but was delayed during 1995 because of the absence of a firm commitment for the feedstock supply to the Aromax plant. The Company will begin applying to the Saudi government for a license for the project when the Aromax project receives final approval from the Saudi government.

5.       MINERAL EXPLORATION AND DEVELOPMENT PROJECTS IN THE UNITED STATES

         The Company's United States operations include the ownership and operation of a petroleum refinery and the leasing of mineral properties.

         The Company owns all of the capital stock of the Coal Company which does not own or hold any mineral interest and is presently inactive. The Coal Company has tax loss carryforwards of approximately $5.9 million which are limited to its net income. The Coal Company has been negotiating with several companies toward the possible use of this amount, although there can be no assurance that any agreement relating thereto will be reached.

         The principal assets of Pioche are an undivided interest in 48 patented and 84 unpatented mining claims and a 300 ton-per-day mill located on the aforementioned properties in southeastern Nevada. The properties held by Pioche have not been commercially operated for approximately 35 years. During 1994, Pioche attempted to drill a core hole on this property. The core hole was intended to go down to 1,500 feet but encountered formation problems at 700 feet and further drilling had to be abandoned. A new site will be selected and management expects a second core hold to be drilled when financing becomes available.

         In August 1993, Pioche entered into a lease of the Wide Awake mine property. This new agreement stipulates a 6% royalty on net smelter returns with no annual rental required. The lease commenced on October 1, 1993, for a primary term of twenty-seven months (to December 31, 1995). In August 1995, it was agreed by all parties concerned that the lease would be extended for one year to December 31, 1996, under the same terms, and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. No royalties have been earned to date. A core hole is planned to be drilled on the Wide Awake property in 1996. In 1995, the Company received an extension of its option to buy 720,000 shares of Pioche common stock at $.20 per share. The option expires on June 1, 1997.


6.       REFINERY OPERATIONS

         The principal assets of the Refining Company are a special products refinery located near Beaumont, Texas, and 50 miles of pipelines to the Gulf of Mexico. South Hampton, the Company's only revenue producing asset, sells its products primarily to companies in the chemical and plastics industries. Downturns in these industries could negatively impact refinery operations in the future. South Hampton's largest customer accounted for 16% of total sales in the first three months of 1996 and 25% and 13% in 1995 and 1994, respectively.

7.       LEGAL PROCEEDINGS

         South Hampton fled suit on July 18, 1994 in the 88th Judicial District Court in Hardin County, Texas against National Union Fire Insurance Company arising from the claim of South Hampton under the Uniform Declaratory Judgment Act for a ruling as to the construction of an insurance contract issued by National Union insuring South Hampton. South Hampton also asserted claims against National Union for breach of contract, negligence, breach of the duty of good faith and fair dealing and certain violations of the Texas Insurance Code. The case was removed to the United States District Court on August 22, 1994. The court ordered that it will first consider South Hampton's contractual coverage claims under the Uniform Declaratory Judgment Act and abated all of the other claims pending the outcome of the contractual coverage claims. Any proceeds received by South Hampton from this cause of action would be payable by South Hampton to Cajun Energy, Inc. and E-Z Mart Stores pursuant to the terms of a judgment entered against South Hampton in 1994.

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

         On May 15, 1991, the Company filed a complaint with the U. S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area before Hunt made its application. On May 5, 1995, Company's attorneys in Washington, D.C. informed the Company that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believes will further support its allegations and is awaiting a response by the DOJ. The Company's attorneys in Washington, D.C. believe that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the Foreign Corrupt Practices Act.

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

8.       INVENTORIES

         Inventories include the following:

                                                                MARCH 31, 1996          DEC. 31, 1995
                                                                --------------          -------------
           Refinery feedstock                                        $26,444                 $59,358
           Refined products                                          759,565                 371,374
                                                                    --------                --------
              Total inventories                                     $786,009                $430,732
                                                                    ========                ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 1996 and December 31, 1995, the market value of the inventory exceeded the LIFO value by approximately $71,000 and $150,000, respectively.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and Statement No. 123, "Accounting for Stock-Based Compensation." Both Statements must be adopted in 1996.

         Statement No. 121 requires the review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is to be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss would be measured as the difference between the carrying amount of the asset and its estimated fair value. The Company has determined that the adoption of Statement No. 121 in 1996 may result in an impairment loss of $2,431,248 on the Other Interests in Saudi Arabia. The Company is currently analyzing the impact which Statement No. 121 may have on its financial statements. An impairment loss to conform to Statement No. 121 would not represent the abandonment of this exploration effort. The Company is in the process of applying for an exploration license from the Saudi Arabian government covering these interests and fully intends to develop them in the future.

         Statement No. 123 establishes accounting and reporting standards for various stock based compensation plans. Statement No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt Statement No. 123 in 1996 and currently expects to continue to account for its employee stock options in accordance with the provisions of Opinion 25.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM II -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $41,082 for the three months ending March 31, 1996, compared to net income of $63,868 for the same period in 1995, resulting in a net income decrease of $22,786 in 1996 from the comparable period in 1995.

         For the three months ending March 31, 1996 and 1995, the Refining Company had operating income of $160,777 and $223,841, respectively and net income of $143,189 and $202,587, respectively. The Refining Company cash flow for the same three-month period in each year was $348,686 and $390,417, respectively, representing a decrease of approximately 11% in 1996. The cost of product sales in 1996 was $429,693 higher than in 1995 which amounted to 88% of gross sales in 1996 compared to 84% in 1995. Sales volume was higher in 1996 by 7% to 5,647,000 total gallons, but the average price per gallon was down by just over $.01 per gallon. The larger difference had to do with feedstock price which was higher by about $.03 per gallon on the average in 1996 than the price for the same period in 1995 which was already $.11 per gallon higher that for the same period in 1994. Processing fees continued to rise as they have over the past two years and were $197,142 in 1996, which was an increase of 129% over the amount of $85,978 for the same period in 1995 and 277% over the amount of $52,277 for the same period in 1994. The Refining company has found that, in this period of "right-sizing" which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide a processing service on streams which the larger companies no longer want to handle themselves.

         The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for four different entities and, while the contracts are being renewed on a year to year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remains stable but has shown some weakness when compared to the demand from previous periods. The weakness has shown up primarily in the delivery schedules which have tended to be in spurts rather than smooth regular flows. The refinery believes this peak and valley type of demand indicates that its customers are not planning ahead, but are processing based upon short term demand and are trying to minimize inventories. Feedstock prices, while currently higher than they have been in recent history, are not expected to remain so as there seems to be a lack of basic fundamentals to support such higher prices. As inventories of petroleum products nationwide get rebuilt from the draw-down which occurred over the winter, a softening of all petroleum prices should occur. The refinery has most of its major expenditures behind it on the cleanup of the facility which was initiated in late 1994, and intends to focus on process efficiency and control of costs for the remainder of 1996.

         General and administrative expenses for the first three months in 1996 were $90,643 lower than for the same period in 1995, primarily due to higher costs in 1995 for insurance, consulting fees and profit-sharing costs. Interest expense in 1996 and 1995 was practically all attributable to the debt of the refinery and decreased by $8,762 due to a reduced amount of debt in 1996.

         The equity in losses of affiliate of $1,094 for the three months in 1996 was attributable to the cost of maintaining the Nevada mining properties of Pioche. There was no activity in either the current or prior period on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. A charge for amortization of goodwill of $69,285 for the same period in 1996 and 1995 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Miscellaneous income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery. The income tax expense in both periods results from a provision for possible alternative minimum tax.

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

         Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company will also soon start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is now actively engaged in studies for the feasibility of the establishment of a petrochemical plant in Saudi Arabia similar to the one owned by the Refining Company. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East.

         Since the coal leases in Colorado were relinquished in 1988, there is only a small amount of overhead expenses incurred regarding the Coal Company. Primarily as a result of the write-off of its total investment in the coal leases in 1988, the Company has net operating loss tax carryforwards from prior years of approximately $33.2 million, of which approximately $5.9 million is limited to any future net income of the Coal Company and approximately $1.7 million of this amount is limited to any future net income of TOCCO. These carryforwards expire during the years 1996 through 2009. The Company has been negotiating with several companies toward the possible use of the Coal Company's carryforward amount, although there can be no assurances that any agreement relating thereto will be reached.

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,333,355 at March 31, 1996, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS ("Den norske").

         On March 31, 1996, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske was $2,166,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, has been extended from December 31, 1995 to June 1, 1996. South Hampton has agreed to make minimum principal payments of $100,000 during the five month extension period. The extension is designed to permit Den norske and South Hampton to negotiate a restructuring of the loan into a two-year revolving credit loan, which has been agreed to in principle by the parties. No formal agreement has been reached at the current time.

         In July 1994, South Hampton established a hedging program to help decrease the volatility of the price of fuel gas to the refinery. South Hampton purchased several commodity based derivative futures contracts during 1994. Gains and losses related to these contracts have been recognized when the contracts expire. Losses were recognized in 1994 and 1995 and were included as a cost of refined product sales and processing in the consolidated statement of operations. Since the fuel prices decreased in 1995 and were expected to soften in the next year or two, the hedging program was discontinued in June 1995.

         During 1995, the Company took certain actions designed to generate additional equity capital and improve its financial condition, including: (1) the negotiation by South Hampton of an extension until June 1, 1996 of the maturity of the Den norske note (2) borrowed $721,000 in the aggregate from four individuals, including a stockholder of the Company, the President and Chief Executive Officer of the Company and a relative of such officer, pursuant to loans payable on demand two years after their issuance bearing interest at LIBOR plus 2%, such lenders having the option for a period of five years from the date of the loan to convert the principal amount of their loan and all accrued interest into shares of the Company's Common Stock at the rate of $1.00 per share, (3) received a $50,000 payment on a stockholder receivable from a 1993 sale of shares to a private Saudi company controlled by a director and (4) granted the President and Chief Executive Officer of the Company an option to convert at any time $400,000 of deferred compensation for services rendered to the Company into shares of the Company's Common Stock at the rate of $1.00 per share.

         In the first three months of 1996, negotiations have been continuing to restructure the loan of $1,500,000 owed by South Hampton to Saudi Fal Co. Ltd., a Saudi company owned by a shareholder of the Company, pursuant to Board of Director approval in October 1995. It is anticipated that the loan will be converted into a note payable, to be repaid no later than December 30, 1998 with interest payable monthly at LIBOR plus 2%. This note would be secured by a second lien on the assets of South Hampton. The present second lien held by the Company on loans owed to it by South Hampton would be released and the Company loans would then be secured by a third lien. The note payable to Saudi Fal would contain a clause providing for an option until December 31, 1998 to convert the note and any unpaid interest to Company Common Stock at $1.00 per share. If the loan was still unpaid and the option was not exercised by December 31, 1998, the loan would be extended to December 31, 1999.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at March 31, 1996 of $266,698 which South Hampton does not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. If the lessee exercises its option to purchase the building, the proceeds will be used to pay down the note payable. Miscellaneous Income in the first three months of 1996 and 1995 includes $25,410 of rental income pursuant to this lease.

         South Hampton leases vehicles and equipment for use in operations for $24,140 per month plus certain reimbursed costs under a lease agreement with Silsbee Trading and Transportation Corp. ("STTC", a company owned by the president and vice-president of TOCCO). The lease agreement expired in September 1994 and is currently continuing on a month to month basis. South Hampton incurred costs (most of which are billed to customers) related to this agreement of $87,165 and $72,420 in the first three months of 1996 and 1995, respectively.

         South Hampton entered into an arrangement in July 1991 with a partnership, in which STTC and M.A. Bomer (the former owner of the refinery) each owned a 50% interest, to facilitate the future purchase of feedstock. In June 1992, Mr. Bomer withdrew from the partnership and the feedstock agreement was terminated. On July 1, 1992, South Hampton entered into a new agreement with STTC whereby STTC financed the feedstock in the pipeline. As a result, South Hampton had a liability to STTC for the cost of the 453,600 gallons of capacity of the pipeline. This amount was $215,460 at December 31, 1994. Also in connection with this agreement, South Hampton paid a one-half cent per gallon fee to STTC on each gallon of feedstock transported through the pipeline. The agreement was operating on a month to month basis and was terminated in August 1995. The fees paid by South Hampton to STTC pursuant to this agreement were $76,080 in 1995.

         On January 1, 1996, South Hampton entered into a five year supply contract with a natural gas supplier to purchase natural gas for use in its refinery. The contract stipulates that South Hampton may purchase up to 1,500 million Btu per day at an indexed price adjusted for an agreed discount.

         At March 31, 1996, accrued salaries and termination benefits payable to Company employees in Saudi Arabia, and to the Company's President, Hatem El-Khalidi, were approximately $722,000 and $649,000, respectively. These unpaid amounts has been deferred until the Company's working capital position improves. Also, at March 31, 1996, the Company has not made all of the surface rental payments due to the Saudi government under the terms of the Al Masane Project lease. The past due amount of these rental payments is approximately $191,000. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM III - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ending March 31, 1996.


                             --------------------

The information in this report is unaudited, but, in the opinion of Management, all adjustments for a fair statement of the results for the interim period have been made.

DATED: 5-14-96                           SIGNATURES

                                         ARABIAN SHIELD DEVELOPMENT COMPANY

                                         /s/ J. A. CRICHTON
                                         J. A. Crichton, Chairman of the
                                         Board of Directors

                                         /s/ DREW WILSON, JR.
                                         Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number               Description
- ------               -----------
27                   Financial Data Schedule