Form 10-Q
period 1996-06-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1996-08-09
CIK 7039

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

                      FOR QUARTER ENDING JUNE 30, 1996

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

                    Yes X                             No


Number of shares of the Registrant's Common Stock par value $0.10 per share, outstanding at June 30, 1996: 20,206,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------



                                                                         JUNE 30,1996          DECEMBER 31,
                                                                          (UNAUDITED)              1995
                                                                         --------------      ---------------
ASSETS
- ------
   CURRENT ASSETS:
     Cash and Cash Equivalents in U.S.                                   $       18,910      $       302,039
     Short-term Investments                                                     294,780              294,610
     Accounts Receivable (Net)                                                2,815,946            1,791,821
     Inventories                                                                671,231              430,732
                                                                         --------------      ---------------
        Total Current Assets                                                  3,800,867            2,819,202

   CASH IN SAUDI ARABIA                                                          77,295              396,809
   PLANT, PIPELINE & EQUIPMENT (AT COST)
     Refinery Plant, Pipeline & Equip.                                        5,600,517            5,563,776
     Less: Accumulated Depreciation                                          (2,734,903)          (2,557,454)
                                                                         --------------      ---------------
           Net Equipment                                                      2,865,614            3,006,322

   AL MASANE PROJECT                                                         31,120,219           30,897,883
   OTHER INTERESTS IN SAUDI ARABIA                                            2,431,248            2,431,248
   INVESTMENT IN AND ADVANCES TO
     PIOCHE-ELY VALLEY MINES, INC.                                              235,855              239,032
   GOODWILL (NET)                                                               257,750              397,902
   OTHER ASSETS (NET)                                                           582,805              617,019
                                                                         --------------      ---------------
        TOTAL ASSETS                                                     $   41,371,653      $    40,805,417
                                                                         ==============      ===============

LIABILITIES
- -----------
   CURRENT LIABILITIES:
     Accounts Payable                                                    $    1,318,216      $       674,641
     Accrued Liabilities                                                        678,007              617,995
     Accrued Liabilities in Saudi Arabia                                      1,011,980            1,011,980
     Notes Payable                                                           14,956,347           15,086,191
     Current Portion of Long-Term Debt                                           86,268               78,090
     Current Portion of Long-Term
        Obligations                                                              21,110               20,285
                                                                         --------------      ---------------
           Total Current Liabilities                                         18,071,928           17,489,182

   LONG-TERM DEBT                                                               658,660              708,534
   LONG-TERM OBLIGATIONS                                                        175,039              185,875
   ACCRUED LIABILITIES IN SAUDI ARABIA                                          666,422              636,047
   DEFERRED REVENUE                                                             137,437              145,189

STOCKHOLDERS' EQUITY
- --------------------
   COMMON STOCK-authorized 40,000,000
     shares of $.10 par value; 20,206,494
     shares issued and outstanding                                            2,020,649            2,020,649
   ADDITIONAL PAID-IN CAPITAL                                                33,210,750           33,210,750
   RECEIVABLES FROM STOCKHOLDERS                                               (126,000)            (126,000)
   ACCUMULATED DEFICIT                                                      (13,443,232)         (13,464,809)
                                                                         --------------      ---------------
        Total Stockholders' Equity                                           21,662,167           21,640,590
                                                                         --------------      ---------------
           TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                        $   41,371,653      $    40,805,417
                                                                         ==============      ===============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                 THREE MONTHS     SIX MONTHS    THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED          ENDED           ENDED
                                                 JUNE 30, 1996   JUNE 30, 1996  JUNE 30, 1995   JUNE 30, 1995
                                                 -------------   -------------  -------------   -------------
REVENUES:
   Refined Product Sales                         $   5,113,671   $   9,826,176   $  4,674,373    $  9,135,996
   Processing Fees                                     146,291         343,433        135,083         221,061
                                                 -------------   -------------   ------------    ------------
                                                     5,259,962      10,169,609      4,809,456       9,357,027

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
     Sales and Processing                            4,552,198       8,706,361      4,185,735       7,910,205
   General and Administrative                          558,746       1,038,857        595,024       1,165,778
   Depreciation and Amortization                       138,779         344,348        167,638         334,349
                                                 -------------   -------------   ------------    ------------
                                                     5,249,723      10,089,566      4,948,397       9,410,332
                                                 -------------   -------------   ------------    ------------

OPERATING INCOME (LOSS)                                 10,239          80,043       (138,941)        (53,305)

OTHER INCOME (EXPENSES):
   Interest Income                                       6,342          14,453          9,309          21,141
   Interest Expense                                    (83,378)       (171,648)       (93,459)       (190,491)
   Equity in Losses
     of Affiliate                                       (2,504)         (3,598)        (1,695)         (3,045)
   Miscellaneous Income                                 48,107         102,327         56,948         124,241
                                                 -------------   -------------   ------------    ------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                                        (21,194)         21,577       (167,838)       (101,459)

Income Tax Expense                                          --              --             --              --
                                                 -------------   -------------   ------------    ------------

   NET INCOME (LOSS)                             $     (21,194)  $      21,577   $   (167,838)   $   (101,459)
                                                 =============   =============   ============    ============


PER COMMON SHARE:
   NET INCOME (LOSS)                             $         .01   $         .01   $       (.01)   $       (.01)
                                                 =============   =============   =============   =============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        20,206,494      20,206,494     20,028,494      20,028,494
                                                 =============   =============   ============    ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------




                                               COMMON STOCK         ADDITIONAL    RECEIVABLES
                                               ------------           PAID-IN        FROM       ACCUMULATED
                                           SHARES       AMOUNT        CAPITAL    STOCKHOLDERS     DEFICIT        TOTAL
                                           ------       ------        -------    ------------   ------------  -----------
BALANCE, DECEMBER 31, 1995               20,206,494    $2,020,649    $33,210,750   $(126,000)   $(13,464,809) $21,640,590

Net Income (Loss)                                                                                     21,577       21,577
                                         ----------    ----------    -----------   ---------    ------------  -----------

BALANCE, JUNE 30, 1996                   20,206,494    $2,020,649    $33,210,750   $(126,000)   $(13,443,232) $21,662,167
                                         ==========    ==========    ===========   =========    ============  ===========




                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------


                                                                            SIX MONTHS           SIX MONTHS
                                                                              ENDED                ENDED
                                                                           JUNE 30, 1996       JUNE 30, 1995
                                                                           -------------       -------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $     21,577        $    (101,459)
   Adjustments for Non-Cash Transactions:
     Depreciation and Amortization                                              344,348              334,349
     Equity in (Income) Losses of Affiliate                                       3,598                3,045
     Recognition of Deferred Revenue                                              7,752                7,752
   Effect of Changes in:
     Decrease (Increase) in Accounts
       Receivable                                                            (1,024,125)            (456,543)
     Decrease (Increase) in Inventories                                        (240,499)            (350,541)
     Decrease (Increase) in Other Assets                                         34,214               99,822
     (Decrease) Increase in Accounts
       Payable and Accrued Liabilities                                          703,587               (7,156)
     (Decrease) Increase in Deferred Revenue                                     (7,752)              (7,752)
   Other                                                                        (34,920)             (24,238)
                                                                           ------------        -------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                                        (192,220)            (502,721)
                                                                           ------------        -------------

INVESTING ACTIVITIES:
   Additions to Al Masane Project                                              (222,336)            (196,826)
   Additions to Other Interests
     in Saudi Arabia                                                                 --                   --
   Additions to Plant, Pipeline & Equipment                                     (36,741)             (70,042)
   (Increase) Decrease in Cash in
     Saudi Arabia                                                               319,514              389,170
   Increase (Decrease) in Accrued
     Liabilities in Saudi Arabia                                                 30,375               23,378
                                                                           ------------        -------------

NET CASH USED FOR INVESTING ACTIVITIES                                           90,812              145,680
                                                                           ------------        -------------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                                                      --                   --
   Decrease in Receivables from
     Stockholders                                                                    --               50,000
   Additions to Notes Payable &
     Long-Term Obligations                                                           --                   --
   Reduction of Notes Payable &
     Long-Term Obligations                                                     (181,551)            (446,402)
                                                                           ------------        -------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                                        (181,551)            (396,402)
                                                                           ------------        -------------

NET INCREASE (DECREASE) IN CASH                                                (282,959)            (753,443)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          596,649            1,326,119
                                                                           ------------        -------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $    313,690        $     572,676
                                                                           ============        =============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.       REPORTING POLICIES

         The consolidated financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The accounts of the Refining Company include its wholly owned subsidiary, Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO's accounts include its wholly owned subsidiary, South Hampton Refining Company ("South Hampton") and South Hampton's accounts include its wholly owned subsidiary, Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company. Pioche-Ely Valley Mines, Inc. ("Pioche"). The Company accounts for its 46% ownership interest in Pioche by the equity method.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current primary source of revenue is attributable to South Hampton and is fully dedicated to the repayment of debt and funding refining operations. The Company is not generating cash flow from any of its other activities.

         Management of the Company plans to fund its future operations through sales of its common stock, borrowings, and from the anticipated profits of its mining operations in Saudi Arabia. Assuming financing can be obtained, the results of the updating of the 1994 feasibility study in 1996 contemplate that construction of an ore treatment plant and all infrastructure for a mining facility at Al Masane is estimated to take 18 months to complete. The updated 1994 feasibility study in 1996 estimated the total cost of the project to be $88.6 million.

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

         On April 26, 1993, the Council of Ministers passed the resolution granting the Company the mining lease, and on May 22, 1993, a Royal Decree was issued by the King. The initial period of the mining lease is 30 years, which can be renewed for another period or periods, not to exceed 20 years. The lease area is 44 square kilometers in size. The lease agreement stipulates that the Company is to pay the Saudi government a surface rental of approximately $117,000 a year. The Company made the first year's surface rental payment in August 1993. All subsequent payments are being deferred to be paid by a Saudi limited liability company which will be 50% owned by the Company with the other 50% owned by Saudi shareholders. This new company will be formed to initially operate the Project when approval is received for the loan from the Saudi Industrial Development Fund ("SIDF"), which was applied for on September 30, 1995. The lease agreement also stipulates that, after two years of profitable mine operations, a Saudi joint stock company will be formed in which the Company will contribute its interest in the Al Masane Project in return for 50% of the stock. The Petroleum and Mineral Organization ("PETROMIN"), a company wholly-owned by the Saudi government, has an option to acquire up to 25% of the stock with the remaining 25% interest to be put out for public subscription to Saudi citizens.

         In the Al Masane Lease area, proven and probable reserves of the ore of copper, zinc, silver and gold, which the Company discovered and developed, are estimated to be 7.2 million tonnes, and the exploration potential to increase these reserves at the mine site and in the area remain excellent, as reported by the Company's geological and engineering consultant. A 1994 report on the Al Masane Project by the consulting firm, Watts, Griffis and McOuat, which was begun in 1993 subsequent to the granting of the mining lease was completed in July 1994. The purpose of this report is to provide a feasibility study for the Project to be used in obtaining financing, as well as an implementation plan for the Project. The report projects production of the proven and probable ore reserves of 7.2 million tonnes over a ten year period. The total capital cost of the Project, as indicated by the updated feasibility study in 1996, is estimated to be $88.6 million. The cash flow projection was made based on the assumption that 50% of the financing of the Project's cost will come from loans from the Saudi Industrial Development Fund, 25% from bank loans, and 25% from equity financing. This financing is anticipated to be completed in 1996. Revenues were estimated utilizing projected mineral prices from a third party pricing expert. Since positive net cash flows are indicated in the report, the consultants have recommended that the mine be brought into production.

         In March 1995, the Company entered into an agreement with Carlyle SEAG ("Carlyle"), of Washington, D.C. and Saudi Arabia, whereby Carlyle was retained as the Company's financial advisor in connection with the Al Masane mining project. In February 1996, the agreement with Carlyle was effectively terminated by mutual consent. In March 1996, the Board of Directors approved a Financial and Legal Services and Advice Agreement (which was signed on May 20, 1996) between the Company, a Saudi attorney and a Saudi financial consulting company

         ("financial advisors") to be the Company's advisors in connection with the development of the Al Masane mining project. The financial advisors' services will include (1) the formation and capitalization of the proposed Saudi limited liability company; (2) finalizing the required procedures toward issuance of the Industrial License; (3) finalizing the necessary procedures to obtain the loan from the SIDF;
         (4) applying for and receiving the necessary loans from commercial banks and (5) applying for and obtaining approval from the Saudi government for the transfer of the mining lease to the Company and the new Saudi limited liability company jointly. In addition to cash compensation of $30,000 for these services as they are performed, the financial advisors will be entitled to receive up to a total of 4,300,000 shares of the Company's common stock when, and if, the above services are performed. Up to 2,000,000 shares would be granted without consideration and up to 2,300,000 shares at $1.00 per share would be subject to options for a five-year period from the date of registration of the new Saudi company.


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

         In December 1993, the Company commissioned Sherritt Ltd, of Fort Saskatchewan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia. The refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994, which contains a proposed flow sheet that has been commercialized and designed for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over other existing zinc production processes, including having the reputation as the most favored technology for environmental considerations. In its study Sherritt concluded that, after considering all of the presently identifiable elements, they offer a strong potential for the project and enhance the concept. Sherritt encouraged the Company to carry out further studies toward the implementation of the project. The Company has had recent inquiries about this project from a zinc smelting refining company in Asia.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with the Saudi Venture Capital Group (SVCS). The Company and some Saudi joint venture partners, all of whom are directors and/or stockholders of the Company, contemplate building a processing plant located next to the Chevron Aromax plant in Saudi Arabia. Chevron Chemical advised the Company by letter on July 6, 1993, that Chevron Chemical and SVCS have jointly agreed to commit to supply the joint venture's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. As proposed, the Company would have a 25% interest in the joint venture. Engineering and marketing studies of the project have been made by outside consultants which reflect positive results. Planning has begun toward the construction and operation of the Aromax plant and the joint venture's processing plant, but was delayed during 1995 because of the absence of a final approval from the Saudi government to go ahead with the Aromax project. The Chevron Aromax project received final approval from the Saudi government in March 1996 and the Company, following the confirmation of its agreement with Chevron, will shortly apply for a license from the Ministry of Industry to build the processing plant in a joint venture with its Saudi partners.

5.       MINERAL EXPLORATION AND DEVELOPMENT PROJECTS IN THE UNITED STATES

         The Company's United States operations include the ownership and operation of a petroleum refinery and the leasing of mineral properties.

         The Company owns all of the capital stock of the Coal Company which does not own or hold any mineral interest and is presently inactive. The Coal Company has tax loss carryovers of approximately $5.9 million which are limited to its net income. The Coal Company has been negotiating with several companies toward the possible use of this amount, although there can be no assurance that any agreement relating thereto will be reached.

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


6.       REFINERY OPERATIONS

         The principal assets of the Refining Company are a special products refinery located near Beaumont, Texas, and 50 miles of pipelines to the Gulf of Mexico. South Hampton, the Company's only revenue producing asset, sells its products primarily to companies in the chemical and plastics industries. Downturns in these industries could negatively impact refinery operations in the future. South Hampton's largest customer accounted for approximately 16% of total sales in the first six months of 1996 and 25% and 13% in 1995 and 1994, respectively.

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

         South Hampton, together with more than twenty-five other companies, is a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas, and in the 136th Judicial District Court in Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend against these lawsuits.

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

         On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt Oil Company ("Yemen Hunt"), a wholly-owned subsidiary of Hunt Oil Company of Dallas, Texas, alleging that Yemen Hunt, in a published letter in a prominent Yemen newspaper, accused the Company of engaging in political activities for the purposes of undermining the economic interests of Yemen. The Company believes that this is a malicious libel which could seriously affect the business and reputation of the Company and its employees in the Middle East. The Company intends to vigorously pursue the complaint both under the criminal and civil laws of Yemen where Yemen Hunt operates.

8.       INVENTORIES

         Inventories include the following:

                                                                JUNE 30, 1996           DEC. 31, 1995
                                                                -------------           -------------
           Refinery feedstock                                       $132,404                $ 59,358
           Refined products                                          538,827                 371,374
                                                                    --------                --------
              Total inventories                                     $671,231                $430,732
                                                                    ========                ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 1996 and December 31, 1995, the market value of the inventory exceeded the LIFO value by approximately $39,000 and $150,000, respectively.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both Statements must be adopted in 1996.

         Statement No. 121 requires the review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is to be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss would be measured as the difference between the carrying amount of the asset and its estimated fair value. The Company has determined that the adoption of Statement No. 121 in 1996 may result in an impairment loss of $2,431,248 on the Other Interests in Saudi Arabia. The Company is currently analyzing the impact which Statement No. 121 may have on its financial statements. An impairment loss to conform to Statement No. 121 would not represent the abandonment of this exploration effort. The Company is planning to apply for extensions of its exploration licenses from the Saudi Arabian government covering these interests and fully intends to develop them in the future.

         Statement No. 123 establishes accounting and reporting standards for various stock-based compensation plans. Statement No. 123 encourages the adoption of a fair value-based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company will adopt Statement No. 123 in 1996 and currently expects to continue to account for its employee stock options in accordance with the provisions of Opinion 25.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM II -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $21,577 for the six months ending June 30, 1996, compared to a net loss of $101,459 for the same period in 1995, resulting in a net income increase of $123,036 in 1996 over the comparable period in 1995.

         The Refining Company cash flow of $219,155 for the second quarter of 1996 was approximately 60% higher than the comparable period in 1995. Sales volume was higher in the second quarter of 1996 by 7% to 5,834,000 gallons and the average selling price per gallon was lower than that for the first quarter of 1996 by just over $.02 per gallon. Feedstock prices were higher by about $.03 per gallon than the price for the same period in 1995 which were already $.11 per gallon higher than the second quarter of 1994. Due to the larger volume of sales in 1996, increased processing fees from toll processing contracts and lower operating expenses, the gross margin on operations for the second quarter of 1996 increased by 20% over the comparable period in 1995.

         For the six months ending June 30, 1996 and 1995, the Refining Company had operating income of $260,584 and $245,251, respectively and net income of $223,637 and $198,019, respectively. The Refining Company cash flow for the same six-month period in each year was $567,841 and $439,178, respectively, representing an increase of approximately 29% in 1996. The cost of product sales in 1996 was $796,156 higher than in 1995 which amounted to 89% of gross sales in 1996 compared to 87% in 1995. Sales volume of 11,482,049 gallons in 1996 was higher by 7%, but the average sales price per gallon was down by just over $.67 per gallon. Increased sales volumes have counteracted lower margins. Processing fees continued to rise as they have over the past two years and were $197,142 in 1996, which was an increase of 129% over the amount of $85,978 for the same period in 1995 and 277% over the amount of $52,277 for the same period in 1994. The Refining Company has found that, in this period of "right-sizing" which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide a processing service on streams which the larger companies no longer want to handle themselves.

         The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for four different entities and, while the contracts are being renewed on a year to year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remain stable but have shown some weakness when compared to the demand from previous periods. The weakness has shown up primarily in the delivery schedules which have tended to be in spurts rather than smooth regular flows. The refinery believes this peak and valley type of demand indicates that its customers are not planning ahead, but are processing based upon short term demand and are trying to minimize inventories. Feedstock prices, while currently higher than they have been in recent history, are not expected to remain so as there seems to be a lack of basic fundamentals to support such higher prices. As inventories of petroleum products nationwide get rebuilt from the draw-down which occurred over the winter, a softening of all petroleum prices should occur. The refinery has most of its major expenditures behind it on the cleanup of the facility which was initiated in late 1994, and intends to focus on process efficiency and control of costs for the remainder of 1996.

         General and administrative expenses for the first six months in 1996 were $126,921 lower than for the same period in 1995, primarily due to higher costs in 1995 for insurance, consulting fees and profit-sharing costs. Interest expense in 1996 and 1995 was practically all attributable to the debt of the refinery and decreased by $18,843 due to a reduced amount of debt in 1996.


         The equity in losses of affiliate of $3,598 for the six months in 1996 was attributable to the cost of maintaining the Nevada mining properties of Pioche. There was no activity in either the current or prior period on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. A charge for amortization of goodwill of $69,285 for the same period in 1996 and 1995 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Miscellaneous income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery.

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

         Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company also plans to start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is engaged in studies for the feasibility of the establishment of a petrochemical plant in Saudi Arabia similar to the one owned by the Refining Company. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East.

         Since the coal leases in Colorado were relinquished in 1988, there is only a small amount of overhead expenses incurred regarding the Coal Company. Primarily as a result of the write-off of its total investment in the coal leases in 1988, the Company has net operating loss carryovers from prior years of approximately $33 million, of which approximately $5.9 million is limited to any future net income of the Coal Company and approximately $1.7 million is limited to any future net income of TOCCO. These tax carryovers expire during the years 1996 through 2009. The Company has had negotiations with several companies toward the possible use of the Coal Company's carryover amount.

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,333,355 at June 30,

         1996, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS ("Den norske").


         On June 30, 1996, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske was $2,086,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, was extended from December 31, 1995 to June 1, 1996. Subsequent to June 1, the Agreement has been extended on a month-to-month basis pending the final approval of new terms. South Hampton has agreed to make monthly principal payments of $50,000 plus interest during the extension period. The extension is designed to permit Den norske and South Hampton to negotiate a restructuring of the loan into a two-year revolving credit loan, which has been agreed to in principle by the parties. No formal agreement has been reached at the current time.

         In July 1994, South Hampton established a hedging program to help decrease the volatility of the price of fuel gas to the refinery. South Hampton purchased several commodity based derivative futures contracts during 1994. Gains and losses related to these contracts were recognized when the contracts expired. Losses were recognized in 1994 and 1995 and were included as a cost of refined product sales and processing in the consolidated statement of operations. Since the fuel prices decreased in 1995 and were expected to soften in the next year or two, the hedging program was discontinued in June 1995.

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

         In the first six months of 1996, negotiations have been continuing to restructure the loan of $1,500,000 owed by South Hampton to Saudi Fal Co. Ltd., a Saudi company owned by a shareholder of the Company, pursuant to Board of Director approval in October 1995. It is anticipated that the loan will be converted into a note payable, to be repaid no later than December 30, 1998 with interest payable monthly at LIBOR plus 2%. This note would be secured by a second lien on the assets of South Hampton. The present second lien held by the Company on loans owed to it by South Hampton would be released and the Company loans would then be secured by a third lien. The note payable to Saudi Fal would contain a clause providing for an option until December 31, 1998 to convert the note and any unpaid interest to Company Common Stock at $1.00 per share. If the loan was still unpaid and the option was not exercised by December 31, 1998, the loan would be extended to December 31, 1999.

         On September 3, 1995, the Company made a formal application to the Saudi Industrial Development Fund to obtain 50% of the capital needed to finance the development of the Al Masane project. The Watts Griffis feasibility studies have been presented to the Fund for consideration. Before a loan can be approved, the Company must obtain an Industrial License. This license was applied for on February 10, 1996 and is expected to be granted at any time.

         In June 1996, the Board of Directors approved a resolution to authorize the Company's President to sell one million shares of common stock through private placements for no less than $1.00 per share. Negotiations have been held for the sale of this stock.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at June 30, 1996 of $260,451 which South Hampton did not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the net building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. If the lessee exercises its option to purchase the building, the proceeds will be used to pay down the note payable. Miscellaneous Income in the first six months of 1996 and 1995 includes $50,820 of rental income pursuant to this lease.

         South Hampton leases vehicles and equipment for use in operations for $26,655 per month plus certain reimbursed costs under a lease agreement with Silsbee Trading and Transportation Corp. ("STTC", a company owned by the president and vice-president of TOCCO). The lease agreement expired in September 1994 and is currently continuing on a month to month basis. South Hampton incurred costs (most of which are billed to customers) related to this agreement of $174,330 and $228,920 in the first six months of 1996 and 1995, respectively.

         South Hampton entered into an arrangement in July 1991 with a partnership, in which STTC and M.A. Bomer (the former owner of the refinery) each owned a 50% interest, to facilitate the future purchase of feedstock. In June 1992, Mr. Bomer withdrew from the partnership and the feedstock agreement was terminated. On July 1, 1992, South Hampton entered into a new agreement with STTC whereby STTC financed the feedstock in the pipeline. As a result, South Hampton had a liability to STTC for the cost of the 453,600 gallons of capacity of the pipeline. This amount was $215,460 at December 31, 1994. Also, in connection with this agreement, South Hampton paid a one-half cent per gallon fee to STTC on each gallon of feedstock transported through the pipeline. The agreement was operating on a month-to-month basis and was terminated in August 1995. The fees paid by South Hampton to STTC pursuant to this agreement were $76,080 in 1995.

         On January 1, 1996, South Hampton entered into a five-year supply contract with a natural gas supplier to purchase natural gas for use in its refinery. The contract stipulates that South Hampton may purchase up to 1,500 million Btu per day at an indexed price adjusted for an agreed discount.

         At June 30, 1996, accrued salaries and termination benefits payable to Company employees in Saudi Arabia, and to the Company's President, Hatem El-Khalidi, were approximately $722,000 and $666,000, respectively. The payment of these amounts has been deferred until the Company's working capital position improves. Also, at June 30, 1996, the Company has not made all of the surface rental payments due to the Saudi government under the terms of the Al Masane Project lease. The past due amount of these rental payments at June 30, 1996 is approximately $309,000. The payments are being deferred to be paid by the Saudi limited liability company after it is formed. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM III - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

One report on Form 8-K was filed during the quarter ending June 30, 1996. The report was dated on May 6, 1996 and concerned the resignation of Price Waterhouse LLP as the independent accountants of the Company. No successor firm has been selected yet.


                        ------------------------------

The information in this report is unaudited, but, in the opinion of Management, all adjustments for a fair statement of the results for the interim period have been made.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: August 9, 1996                     ARABIAN SHIELD DEVELOPMENT COMPANY
      -------------------------            ----------------------------------
                                           (Registrant)


                                           /s/ J. A. CRICHTON
                                           ------------------
                                           J. A. Crichton, Chairman of the
                                           Board of Directors

                                           /s/ DREW WILSON, JR.
                                           --------------------
                                           Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS

 Exhibit
 Number                           Description
 ------                           -----------
   27                    Financial Data Schedule