Form 10-Q
period 1996-09-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1996-11-12
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       ------------------------------

                                  FORM 10-Q

                       ------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ------------------------------

                     FOR QUARTER ENDING SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-6247

                       ARABIAN SHIELD DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              75-1256622
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                             identification no.)

  10830 NORTH CENTRAL EXPRESSWAY, SUITE 175                      75231
  DALLAS, TEXAS                                               (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:        (214) 692-7872


           Former name, former address and former fiscal year, if
                         changed since last report.
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                  NO
                        -----                  ----

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 1996: 20,656,494.
                                   ----------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,1996      DECEMBER 31,
                                                                          (UNAUDITED)            1995
                                                                         --------------      ---------------
ASSETS
------
   CURRENT ASSETS:
     Cash and Cash Equivalents in U.S.                                   $      377,745      $       302,039
     Short-term Investments                                                     298,648              294,610
     Accounts Receivable (Net)                                                2,666,334            1,791,821
     Inventories                                                                536,347              430,732
                                                                         --------------      ---------------
        Total Current Assets                                                  3,879,074            2,819,202

   CASH IN SAUDI ARABIA                                                         212,835              396,809
   PLANT, PIPELINE & EQUIPMENT (AT COST)
     Refinery Plant, Pipeline & Equip.                                        5,741,683            5,563,776
     Less: Accumulated Depreciation                                          (2,833,066)          (2,557,454)
                                                                         --------------      ---------------
           Net Equipment                                                      2,908,617            3,006,322

   AL MASANE PROJECT                                                         31,241,678           30,897,883
   OTHER INTERESTS IN SAUDI ARABIA                                            2,431,248            2,431,248
   INVESTMENT IN AND ADVANCES TO
     PIOCHE-ELY VALLEY MINES, INC.                                              230,838              239,032
   GOODWILL (NET)                                                               184,732              397,902
   OTHER ASSETS (NET)                                                           554,194              617,019
                                                                         --------------      ---------------
        TOTAL ASSETS                                                     $   41,643,216      $    40,805,417
                                                                         ==============      ===============

LIABILITIES
-----------
   CURRENT LIABILITIES:
     Accounts Payable                                                    $    1,163,455      $       674,641
     Accrued Liabilities                                                        765,112              617,995
     Accrued Liabilities in Saudi Arabia                                      1,011,980            1,011,980
     Notes Payable                                                           14,855,796           15,086,191
     Current Portion of Long-Term Debt                                           86,268               78,090
     Current Portion of Long-Term
        Obligations                                                              21,535               20,285
                                                                         --------------      ---------------
           Total Current Liabilities                                         17,904,146           17,489,182

   LONG-TERM DEBT                                                               637,010              708,534
   LONG-TERM OBLIGATIONS                                                        169,431              185,875
   ACCRUED LIABILITIES IN SAUDI ARABIA                                          679,914              636,047
   DEFERRED REVENUE                                                             133,561              145,189

STOCKHOLDERS' EQUITY
--------------------
   COMMON STOCK-authorized 40,000,000
     shares of $.10 par value; 20,656,494
     shares issued and outstanding                                            2,065,649            2,020,649
   ADDITIONAL PAID-IN CAPITAL                                                33,615,750           33,210,750
   RECEIVABLES FROM STOCKHOLDERS                                               (126,000)            (126,000)
   ACCUMULATED DEFICIT                                                      (13,436,245)         (13,464,809)
                                                                         --------------      ---------------
        Total Stockholders' Equity                                           22,119,154           21,640,590
                                                                         --------------      ---------------
           TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                        $   41,643,216      $    40,805,417
                                                                         ==============      ===============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS   THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                     ENDED          ENDED           ENDED           ENDED
                                                 SEPT.30,1996    SEPT.30,1995    SEPT.30,1996    SEPT.30,1995
                                                 -------------   -------------   ------------    ------------
REVENUES:
   Refined Product Sales                         $   5,727,289   $   4,442,167   $ 15,553,465    $ 13,578,133
   Processing Fees                                     171,308         197,183        514,741         418,244
                                                 -------------   -------------   ------------    ------------
                                                     5,898,597       4,639,350     16,068,206      13,996,377

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
     Sales and Processing                            5,156,186       4,051,914     13,862,547      11,962,119
   General and Administrative                          521,303         496,456      1,560,160       1,662,234
   Depreciation and Amortization                       174,485         206,122        518,833         540,471
                                                 -------------   -------------   ------------    ------------
                                                     5,851,974       4,754,492     15,941,540      14,164,824
                                                 -------------   -------------   ------------    ------------

OPERATING INCOME (LOSS)                                 46,623        (115,142)       126,666        (168,447)

OTHER INCOME (EXPENSES):
   Interest Income                                       5,183           6,585         19,636          27,726
   Interest Expense                                    (83,929)        (87,569)      (255,577)       (278,060)
   Equity in Losses
     of Affiliate                                       (5,707)         (4,004)        (9,305)         (7,049)
   Miscellaneous Income                                 44,817          58,724        147,144         182,965
                                                 -------------   -------------   ------------    ------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                                          6,987        (141,406)        28,564        (242,865)

Income Tax Expense                                          --              --             --              --
                                                 -------------   -------------   ------------    ------------

   NET INCOME (LOSS)                             $       6,987   $    (141,406)  $     28,564    $   (242,865)
                                                 =============   =============   ============    ============


PER COMMON SHARE:
   NET INCOME (LOSS)                             $         .01   $        (.01)  $        .01    $       (.01)
                                                 =============   =============   ============    ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        20,356,494      19,961,827     20,273,160      20,006,272
                                                 =============   =============   ============    ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------




                                               COMMON STOCK         ADDITIONAL    RECEIVABLES
                                               ------------           PAID-IN        FROM        ACCUMULATED
                                           SHARES       AMOUNT        CAPITAL    STOCKHOLDERS      DEFICIT         TOTAL
                                           ------       ------        -------    ------------      -------         -----
BALANCE, DECEMBER 31, 1995               20,206,494    $2,020,649    $33,210,750   $(126,000)   $(13,464,809)   $21,640,590

Common Stock and Common
 Stock Subscriptions                        450,000        45,000        405,000                                    450,000

Net Income (Loss)                                                                                     28,564         28,564
                                         ----------    ----------    -----------   ---------    ------------    -----------

BALANCE, SEPTEMBER 30, 1996              20,656,494    $2,065,649    $33,615,750   $(126,000)   $(13,436,245)   $22,119,154
                                         ==========    ==========    ===========   =========    ============    ===========




                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          NINE MONTHS         NINE MONTHS
                                                                             ENDED               ENDED
                                                                          SEPT. 30.1996      SEPT. 30, 1995
                                                                         ---------------     ---------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $       28,564      $      (242,865)
   Adjustments for Non-Cash Transactions:
     Depreciation and Amortization                                              518,833              540,471
     Equity in (Income) Losses of Affiliate                                       9,305                7,049
     Recognition of Deferred Revenue                                            (11,628)             (11,628)
   Effect of Changes in:
     Decrease (Increase) in Accounts
       Receivable                                                              (874,513)            (188,163)
     Decrease (Increase) in Inventories                                        (105,615)            (125,367)
     Decrease (Increase) in Other Assets                                         62,825              116,664
     (Decrease) Increase in Accounts
       Payable and Accrued Liabilities                                          635,931             (352,759)
   Other                                                                        (31,162)             (56,877)
                                                                         --------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                                         232,540             (313,475)
                                                                         --------------      ---------------

INVESTING ACTIVITIES:
   Additions to Al Masane Project                                              (343,795)            (275,830)
   Additions to Other Interests
     in Saudi Arabia                                                                 --                   --
   Additions to Plant, Pipeline & Equipment                                    (177,907)            (123,568)
   (Increase) Decrease in Short-term
     Investments                                                                 (4,038)                  --
   (Increase) Decrease in Cash in
     Saudi Arabia                                                               183,974              365,129
   Increase (Decrease) in Accrued
     Liabilities in Saudi Arabia                                                 43,867               89,197
                                                                         --------------      ---------------

NET CASH USED FOR INVESTING ACTIVITIES                                         (297,899)              54,928
                                                                         --------------      ---------------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                                                 450,000                   --
   Decrease in Receivables from
     Stockholders                                                                    --               50,000
   Additions to Notes Payable &
     Long-Term Obligations                                                           --              123,000
   Reduction of Notes Payable &
     Long-Term Obligations                                                     (308,935)            (623,333)
                                                                         --------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                                         141,065             (450,333)
                                                                         --------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                  75,706             (708,880)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          302,039            1,326,119
                                                                         --------------      ---------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $      377,745      $       617,239
                                                                         ==============      ===============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       REPORTING POLICIES

         The consolidated financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The accounts of the Refining Company include its wholly owned subsidiary, Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO's accounts include its wholly owned subsidiary, South Hampton Refining Company ("South Hampton"). South Hampton's accounts include its wholly owned subsidiary, Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company. Pioche-Ely Valley Mines, Inc. ("Pioche"). The Company accounts for its 46% ownership interest in Pioche by the equity method.

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

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with the Saudi Venture Capital Group (SVCS). The Company and some Saudi joint venture partners, all of whom are directors and/or stockholders of the Company, contemplate building a processing plant located next to the Chevron Aromax plant in Saudi Arabia. Chevron Chemical advised the Company by letter on July 6, 1993, that Chevron Chemical and SVCS have jointly agreed to commit to supply the joint venture's proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. As proposed, the Company would have a 25% interest in the joint venture. Engineering and marketing studies of the project have been made by outside consultants which reflect positive results. Planning has begun toward the construction and operation of the Aromax plant and the joint venture's processing plant, but was delayed during 1995 because of the absence of a final approval from the Saudi government to go ahead with the Aromax project. The Chevron Aromax project received final approval from the Saudi government in March 1996 and the Company, following the confirmation of its agreement with Chevron, recently applied for a license from the Ministry of Industry to build the processing plant in a joint venture with its Saudi partners. The Company is awaiting approval by the Ministry.

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

         In August 1993, Pioche entered into a lease of the Wide Awake mine property. This new agreement stipulates a 6% royalty on net smelter returns with no annual rental required. The lease commenced on October 1, 1993, for a primary term of twenty-seven months (to December 31, 1995). In August 1995, it was agreed by all parties concerned that the lease would be extended for one year to December 31, 1996, under the same terms, and will continue as long as minerals are produced in commercial quantities or unless terminated by the parties. No royalties have been earned to date. A core hole is planned to be drilled on the Wide Awake property in the near future. In 1995, the Company received an extension of its option to buy 720,000 shares of Pioche common stock at $.20 per share. The option expires on June 1, 1997.


6.       REFINERY OPERATIONS

         The principal assets of the Refining Company are a special products refinery located near Beaumont, Texas, and 50 miles of pipelines to the Gulf of Mexico. South Hampton, the Company's only revenue producing asset, sells its products primarily to companies in the chemical and plastics industries. Downturns in these industries could negatively impact refinery operations in the future. South Hampton's largest customer accounted for approximately 17% of total sales in the first nine months of 1996 and 25% and 13% in 1995 and 1994, respectively.

7.       LEGAL PROCEEDINGS

         South Hampton filed suit on July 18, 1994 in the 88th Judicial District Court in Hardin County, Texas against National Union Fire Insurance Company arising from the claim of South Hampton under the Uniform Declaratory Judgment Act for a ruling as to the construction of an insurance contract issued by National Union insuring South Hampton. The case was removed to the United States District Court on August 22, 1994. The Court recently ruled in favor of National Union. No further action is planned by South Hampton in this matter.

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

         On May 15, 1991, the Company filed a complaint with the U. S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area before Hunt made its application. On May 5, 1995, Company's attorneys in Washington, D.C. informed the Company that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believes will further support its allegations and is awaiting a response by the DOJ. The Company's attorneys in Washington, D.C. believe that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the Foreign Corrupt Practices Act. On October 1, 1996, the DOJ wrote that the documents presented did not suggest that any criminal events happened within the statute of limitations, and that, at this time, the DOJ does not intend to pursue its investigation. However, the Company intends to pursue this matter to locate and present further information and evidence of criminal wrongdoing by Hunt which will be acceptable to the DOJ.

         On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt Oil Company ("Yemen Hunt"), a wholly-owned subsidiary of Hunt Oil Company of Dallas, Texas, alleging that Yemen Hunt, in a published letter in a prominent Yemen newspaper, accused the Company of engaging in political activities for the purposes of undermining the economic interests of Yemen. The Company believes that this is a malicious libel which could seriously affect the business and reputation of the Company and its employees in the Middle East. The Company was recently informed that the statute of limitations had run out on any criminal prosecution, however, the Company intends to vigorously pursue the matter under the civil libel laws of Yemen.

8.       INVENTORIES

         Inventories include the following:

                                                                 SEPT. 30, 1996          DEC. 31, 1995
                                                                 --------------          -------------
           Refinery feedstock                                       $ 77,289                $ 59,358
           Refined products                                          459,058                 371,374
                                                                    --------                --------
           Total inventories                                        $536,347                $430,732
                                                                    ========                ========


         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 1996 and December 31, 1995, the market value of the inventory exceeded the LIFO value by approximately $81,000 and $150,000, respectively.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock- Based Compensation." Both Statements must be adopted in 1996, if applicable.

         Statement No. 121 requires the review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is to be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss would be measured as the difference between the carrying amount of the asset and its estimated fair value. The Company has determined that any adoption of Statement No. 121 in 1996 could result in an impairment loss of $2,431,248 on the Other Interests in Saudi Arabia. The Company is currently analyzing the impact which Statement No. 121 may have on its financial statements. An impairment loss to conform to Statement No. 121 would not represent the abandonment of this exploration effort. The Company is planning to apply for extensions of its exploration licenses from the Saudi Arabian government covering these interests and fully intends to develop them in the future.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $28,564 for the nine months ending September 30, 1996, compared to a net loss of $242,865 for the same period in 1995, resulting in a net income increase of $271,429 in 1996 over the comparable period in 1995.

         The Refining Company cash flow of $257,755 for the third quarter of 1996 was approximately 10% higher than the comparable period in 1995. Sales volume was higher in the third quarter of 1996 by 31% to 6,632,233 gallons and the average selling price per gallon was higher than that for the second quarter of 1996 by $.055 per gallon. Feedstock prices were lower by $.03 per gallon than the prices for the same period in 1995 which were $.125 per gallon higher than the third quarter of 1994. Due to the larger volume of sales in 1996, the gross margin on operations for the third quarter of 1996 increased 36% over the comparable period in 1995.

         For the nine months ending September 30, 1996 and 1995, the Refining Company had operating income of $365,402 and $201,781, respectively and net income of $306,979 and $133,478, respectively. The Refining Company cash flow for the same nine-month period in each year was $825,596 and $673,544, respectively, representing an increase of approximately 23% in 1996. The cost of product sales in 1996 was $1,900,428 higher than in 1995 which amounted to 89% of gross sales in 1996 compared to 88% in 1995. Sales volume of 18,114,282 gallons in 1996 was higher by 15%, but the average sales price per gallon was down by $.08 per gallon. Increased sales volumes have counteracted lower margins. Income from processing fees continued to rise as it has over the past two years and was $514,741 in 1996, which was an increase of 23% over the amount of $418,244 for the same period in 1995. The Refining Company has found that, in this period of "right-sizing" which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide a processing service on streams which the larger companies no longer want to handle themselves.

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

         General and administrative expenses for the first nine months in 1996 were $102,074 lower than for the same period in 1995, primarily due to higher costs in 1995 for insurance, consulting fees and profit-sharing costs. Interest expense in 1996 and 1995 was practically all attributable to the debt of the refinery and decreased by $22,483 due to a reduced amount of debt in 1996.

         The equity in losses of affiliate of $9,305 for the first nine months in 1996 was attributable to the cost of maintaining the Nevada mining properties of Pioche. There was no activity in either the current or prior period on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. A charge for amortization of goodwill of $69,285 per quarter during the same periods in 1996 and 1995 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest income in both periods was primarily from time deposits of the refinery operation and from excess cash invested in Saudi Arabia. Miscellaneous income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery.

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

         The refinery completed an expansion project in early 1990 which increased the processing capacity from 1,500 to 2,200 barrels a day. The cost of the total refinery upgrade and expansion was approximately $2.5 million. The Company advanced funds for some of these expenditures and put them in the form of a note from the refinery. This note, in the principal amount of $1,333,355 at September

         30, 1996, is secured by a second lien on the refinery assets, and was approved by the Den norske Bank AS ("Den norske").

         On September 30, 1996, the outstanding principal amount under the Amended and Restated Credit Agreement with Den norske was $1,986,951. The entire balance under the Amended and Restated Credit Agreement facility, including amounts drawn under the letter of credit facility, was extended from December 31, 1995 to June 1, 1996. Subsequent to June 1, the Agreement has been extended on a month-to-month basis pending the final approval of new terms. South Hampton has agreed to make monthly principal payments of $50,000 plus interest during the extension period. The extension is designed to permit Den norske and South Hampton to negotiate a restructuring of the loan into a two-year revolving credit loan, which has been agreed to in principle by the parties. Formal agreements are being circulated for signatures at the current time.

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

         In the first nine months of 1996, negotiations have been continuing to restructure the loan of $1,500,000 owed by South Hampton to Saudi Fal Co. Ltd., a Saudi company owned by a shareholder of the Company, pursuant to Board of Director approval in October 1995. It is anticipated that the loan will be converted into a note payable, to be repaid no later than December 30, 1998 with interest payable monthly at LIBOR plus 2%. This note would be secured by a second lien on the assets of South Hampton. The present second lien held by the Company on loans owed to it by South Hampton would be released and the Company loans would then be secured by a third lien. The note payable to Saudi Fal would contain a clause providing for an option until December 31, 1998 to convert the note and any unpaid interest to Company Common Stock at $1.00 per share. If the loan was still unpaid and the option was not exercised by December 31, 1998, the loan would be extended to December 31, 1999.

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

         In June 1996, the Board of Directors approved a resolution to authorize the Company's President to sell one million shares of common stock through private placements for no less than $1.00 per share. At September 30, 1996, the Company ad sold 450,000 shares to a Saudi investor (who is also a shareholder of the Company) at $1.00 per share under any installment payment agreement. Payment for 300,000 shares had been received at September 30, 1996, with the remaining 50,000 shares paid for in October and November.

         In February 1993, South Hampton entered into an agreement to lease to a third party a building with a net book value at September 30, 1996 of $254,305 which South Hampton did not use in its operations. The lease provides for an option to the lessee to purchase the building after three or five years. The lease is recorded as an operating lease and the net building cost is included in Other Assets. The leased building is pledged as collateral for a note payable. If the essee exercises its option to purchase the building, the proceeds will be used to pay down the note payable. Miscellaneous Income in the first six months of 1996 and 1995 includes $70,230 of rental income pursuant to this lease.

         South Hampton leases vehicles and equipment for use in operations for $26,655 per month plus certain reimbursed costs under a lease agreement with Silsbee Trading and Transportation Corp. ("STTC", a company owned by the president and vice-president of TOCCO). The lease agreement expired in September 1994 and is currently continuing on a month to month basis. South Hampton incurred costs (most of which are billed to customers) related to this agreement of $261,495 and $228,920 in the first nine months of 1996 and 1995, respectively.

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

         At September 30, 1996, accrued salaries and termination benefits payable to Company employees in Saudi Arabia, and to the Company's President, Hatem El-Khalidi, were approximately $722,000 and $680,000, respectively. The payment of these amounts has been deferred until the Company's working capital position improves. Also, at September 30, 1996, the Company has not made all of the surface rental payments due to the Saudi government under the terms of the Al

         Masane Project lease. The past due amount of these rental payments at September 30, 1996 was approximately $309,000. The payments are being deferred to be paid by the Saudi limited liability company after it is formed. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            None

        (b) REPORTS ON FORM 8-K

            None


                        ------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 1996                   ARABIAN SHIELD DEVELOPMENT COMPANY
     --------------------------           -------------------------------------
                                          (Registrant)


                                          /s/ J. A. CRICHTON
                                          -------------------------------------
                                          J. A. Crichton, Chairman of the
                                          Board of Directors

                                          /s/ DREW WILSON, JR.
                                          -------------------------------------
                                          Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number               Description
------               -----------
27                   Financial Data Schedule