Form 10-K
period 1996-12-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1997-03-31
CIK 7039

                                   Form 10-K


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 17, 1997: 20,656,494.

         The aggregate market value on March 17, 1997 of the registrant's voting securities held by non-affiliates was $23,269,688.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (a) Selected portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1996.
                 - Parts II and IV

         (b) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 5, 1997.
                 - Part III

                                     PART I

Item 1.  Business.

General

         Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967 and is principally engaged in the business of developing its undeveloped mineral properties. None of the undeveloped mineral properties are currently producing and significant capital expenditures will be necessary before any commercial operations are commenced. The Company has operations in both the United States and Saudi Arabia. The Company is primarily engaged in the exploration and development of minerals in Saudi Arabia.

         The Company holds a mining lease covering a 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. In a 1996 update to the 1994 full bank feasibility study of the Al Masane lease area conducted by an independent mining consulting firm, the consultants estimate the total capital costs of the Al Masane project to be $88.6 million. The Company will diligently pursue the financing of the project so that commercial production can begin as contemplated in the updated feasibility study. There can be no assurance that adequate capital for the project can be obtained in order for
commercial production to begin as contemplated.   The ultimate recovery of
mineral exploration and development costs of the Company's other mineral properties cannot presently be determined.

         The Company, through its indirect wholly owned subsidiary, South Hampton Refining Company ("South Hampton"), owns and operates a special products refinery which is the Company's only significant revenue producing asset.

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

         The Company was granted exploration licenses for the Wadi Qatan and Jebel Harr areas in southwestern Saudi Arabia, approximately 30 kilometers east of the Al Masane area, in 1971 and 1977, respectively. The exploration licenses by their terms have expired, and although Saudi Arabian government officials have orally advised the Company that the licenses will be extended as long as mineral exploration is being carried out on the areas which they cover, formal extensions from the government have not been obtained and there can be no assurance that the Company's license rights will be honored. Although the exploration licenses were awarded jointly to the Company and National Mining, the exploration work on the license areas has been carried on exclusively by the Company. Pursuant to an agreement among the Company, National Mining and the Petroleum and Mineral Organization ("Petromin"), the official mining and petroleum company of the Saudi Arabian government, which governed the rights of the parties if an exploration license was converted into a mining lease, National Mining's rights in these jointly held expired exploration licenses entailed responsibilities of joint exploration expenditures which National Mining did not want to assume. For this reason, National Mining has orally advised the Company that it has relinquished its rights in all other areas in Saudi Arabia and assigned them to the Company. No consideration was paid by the Company to National Mining for the relinquishment of National Mining's rights in all other areas of Saudi Arabia. The Company remains a party to the agreement with Petromin notwithstanding National Mining's relinquishment of its rights. When financing for the Al Masane project is completed, the Company plans to make an application for an expanded exploration license for an area of approximately 2,800 square kilometers which includes the original Greater Al Masane area and the Wadi Qatan and Jebel Herr areas. See Item 2. Properties.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax(R) petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with Saudi Venture Capital Group
(SVCS). The Company and some Saudi partners, all of whom are directors and/or stockholders of the Company, plan to form a Saudi limited liability company which will build and manage a processing plant located next to the Aromax(R) plant in Saudi Arabia. The Company would have a 25% interest in the limited liability company and would manage the plant. The plant will be similar to the South Hampton refinery in producing purified pentanes from a feedstock of mixed pentanes obtained from the Aromax(R) plant. Chevron Chemical advised the Company by letter in July 1993 that Chevron Chemical and SVCS have jointly agreed to commit to supply the proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Engineering and marketing studies of the project made in 1994 by outside consultants reflected positive results. Planning then began toward the construction and operation of the Aromax(R) plant and the processing plant but was delayed during 1995 because of the absence of a firm commitment for the feedstock supply to the Aromax(R) plant. The Aromax(R) plant received final approval from the Saudi Arabian government in March 1996 and the Company and its Saudi partners, following the confirmation of their agreement with Chevron Chemical, are preparing an application for an industrial license from the Ministry of Industry to build the processing plant. The application will be submitted in the near future.

         In December 1993, the Company commissioned Sherritt Ltd. of Fort Saskatchewan, Canada, to prepare a conceptual engineering design for a proposed zinc refinery based on Sherritt's two stage pressure leach process, to be built by the Company and Saudi partners at the Red Sea port of Yanbu, Saudi Arabia. The refinery would have the capacity to produce 100,000 tonnes of slab zinc per year, with elemental sulfur as a by-product. Sherritt Ltd. completed the study in May 1994 which contains a proposed flow sheet that has been commercialized and designed for a state of the art zinc refinery. Sherritt's zinc pressure leach technology provides significant advantages over other existing zinc production processes, including having the reputation as the most favored technology for environmental considerations. In its study, Sherritt concluded, after considering all of the presently identifiable elements, that they offer a strong potential for the project and enhance the concept. Sherritt encouraged the Company to carry out further studies toward the implementation of the project. There has been a recent inquiry about this project from a zinc smelting and refining company in Asia.

         United States Activities. The Company has two direct wholly owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton, and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a special products refinery near Silsbee, Texas. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also beneficially owns approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche").

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

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:


=========================================================================================================================
                                       Reserve              Copper       Zinc           Gold            Silver
                 Zone                  (Tonnes)              (%)         (%)            (g/t)           (g/t)
-------------------------------------------------------------------------------------------------------------------------
                 Saadah                3,872,400            1.67         4.73           1.00            28.36

                 Al Houra              2,465,230            1.22         4.95           1.46            50.06

                 Moyeath                 874,370            0.88         8.92           1.29            64.85
                                       ---------            ----         ----           ----            -----

                          Total        7,212,000            1.42         5.31           1.19            40.20
-------------------------------------------------------------------------------------------------------------------------


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

         The mining and milling operation recommended by WGM for Al Masane would involve the production of 2,000 tonnes of ore per day (700,000 tonnes per year), with a mine life of over ten years. Annual production is estimated to be 34,900 tonnes of copper concentrate (25% copper per tonne) containing precious metal and 58,000 tonnes of zinc concentrate (54% zinc per tonne). Total output per year of gold and silver is estimated to be 22,000 ounces of gold and 800,000 ounces of silver from the copper concentrate and bullion produced. The construction of mining, milling and infrastructure facilities is estimated to take 18 months to complete. Construction necessary to bring the Al Masane project into production includes the construction of a 2,000 tonne per day concentrator, infrastructure with a 300 man housing facility and the installation of a cyanidation plant to increase the recovery of precious metals from the deposit. Project power requirements will be met by diesel generated power.

         WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and dore bullion. The copper concentrate will contain valuable amounts of gold and silver. These concentrates are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide.

         WGM prepared an economic analysis of the project utilizing cash flow projections. In the feasibility study, WGM recommends that the Company make a decision to bring the Al Masane mine into production.

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

         1996 Update. The Company requested WGM and Davy International to update the 1994 feasibility study of the project. The update details various changes required to update the 1994 feasibility study to reflect costs as of the first quarter of 1996. Capital and operating cost updates to the surface infrastructure and mill components were done by Davy International of Toronto, Canada. WGM was responsible for updating mining, mining related activities and an economic analysis.

         The 1996 update shows the estimated capital cost to bring the project into operation to be $88.6 million, a 9% increase over the $81.3 million capital cost estimated in the 1994 feasibility study. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interests and taxes) was estimated to be $38.49 per tonne of ore milled compared to $36.86 per tonne of ore milled estimated in the 1994 feasibility study.

         WGM prepared an economic analysis of the project utilizing cash flow projections. A base case was prepared that included those project elements which are most likely to be achieved. WGM believed that a majority of the base case assumptions used in the 1994 feasibility study remained valid, including the ore reserves, mill feed grade, production rate, metal recoveries and concentrate grade and smelter returns. Metal prices, capital costs, operating costs and the corporate structure were adjusted to reflect more current information. Capital and operating costs were adjusted in conformity with the updated estimates prepared by Davy International.

         The base case assumes the corporate structure of the entity to be formed to operate the project, currently planned to be a Saudi limited liability company, will be owned 50% by the Company and 50% by Saudi Arabian investors and that the owners of this entity would contribute an aggregate of $21.2 million to the cost of the project. The base case further assumes financing for the project from commercial loans in the aggregate amount of $21.2 million bearing interest at the rate of 8% per year and a loan in the amount of $43.8 million from the Saudi Industrial Development Fund ("SIDF") repayable in equal annual installments over the initial life of the mine. The remainder of the project financing would be contributed by cash generated by the operation of the project. The base case assumes that the $11 million loan outstanding to the Saudi Arabian government will be paid by the Company in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 13.1%, the Company's and the Saudi Arabian investors' internal rates of return would be 27.3% and 12.1%, respectively, and projected net cash flow from the project of $95.1 million. The 1994 feasibility study base case showed the project would realize a 14.05% internal rate of return. Cash flow under the base case is exclusive of income tax as the base case assumes that any such tax would be paid by individual investors and not by the project. Assuming a 10% discount rate, the net present value of the project as shown in the update is $12.16 million compared to the $15.5 million net present value of the project shown in the 1994 feasibility study. Based on the update, WGM believes that the economic analysis shows that the project remains viable.

         Project Financing and Mining Lease. The 1996 update to the 1994 feasibility study shows the estimated total capital cost to bring the Al Masane project into production to be $88.6 million. At the present time, the Company does not have sufficient funds to bring the project into production.

         To assist the Company in obtaining financing for the project, on March 27, 1995, the Company retained Carlyle SEAG of Washington, D.C. ("Carlyle") as the Company's financial advisor. On March 13, 1996, the agreement with Carlyle was terminated by mutual consent after Carlyle informed the Company that it had to withdraw as the Company's financial advisor because of a conflict of interest since the Carlyle Group, which owns Carlyle, advises the Saudi Arabian government on its offset program.

         After the agreement with Carlyle was terminated, on May 20, 1996, the Company entered into a Financial and Legal Services and Advice Agreement with Nasir Ali Kadasah, for legal advice, and Dar Al Khaleej, for research and economic advice. The purpose of this agreement is for the two Saudi Arabian advisors to assist the Company in obtaining financing for the Al Masane project. To this end, the agreement contemplates that the Saudi Arabian advisors will perform the following:

         1. The formation of a Saudi limited liability company, "The Saudi Company for Mining Industries," 50% of which would be owned by the Company and the remaining 50% of which would be owned by Saudi Arabian investors who will contribute 25% of the capital cost of the project.

         2. Obtain an industrial license for the project from The Ministry of Industry and Electricity. This license is a necessary prerequisite for obtaining an interest-free loan from the SIDF to fund 50% of the capital cost of the project.

         3. Finalize the necessary procedures to obtain such loan from the SIDF, the application for which was submitted on September 30, 1995.

         4. Apply for and receive loans from commercial banks necessary to finance the project.

         5. Apply for and obtain the Ministerial Resolution from the Minister of Petroleum and Mineral Resources approving the transfer of the mining lease to the Saudi limited liability company.

         The agreement provides that the Saudi Arabian advisors are solely responsible for the performance of the foregoing obligations and that the Company has no obligation therefor.

         As consideration for performing these obligations, the Company has agreed to pay Mr. Kadasah and Dar Al Khaleej $10,000 each upon the issuance of the industrial license and Mr. Kadasah $10,000 upon approval of the loan by the SIDF. The Company has also agreed to issue to Mr. Kadasah and Mr. Tawfiq

Abdulaziz Al-Sowailim, as agent for Dar Al Khaleej, up to 1,025,000 and 975,000 shares of the Company's Common Stock, respectively, and to grant Mr. Kadasah and Mr. Tawfiq Abdulaziz Al-Sowailim, as agent for Dar Al Khaleej, options to purchase up to 1,425,000 and 875,000 shares of the Company's Common Stock, respectively. The Company is obligated to issue such shares and grant such options in designated amounts upon completion of each of the foregoing obligations. The issuance of the shares would be for consideration consisting solely of services rendered to the Company. The options are immediately exercisable on the date of grant, have a five-year term commencing on the date of formation of the Saudi limited liability company and an exercise price of $1.00 per share.

         The SIDF makes interest-free loans to industrial projects in Saudi Arabia and charges a 2.5% service fee. The Company believes that it may also be able to finance the remaining cost of the project through arrangements with suppliers and equipment manufacturers, custom smelters and additional debt or equity financing secured by the Company, however, there can be no assurances to that effect.

         Pursuant to the mining lease agreement, when the profitability of the project is established, the Company is obligated to form a Saudi public stock company with Petromin. The Company will own 50% of the shares of the Saudi public stock company and Petromin no more than 25% of the shares. The remaining shares will be offered for sale in Saudi Arabia pursuant to a public subscription. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company. Responsibility for the repayment of the $11 million loan from the Saudi Arabian government will remain with the Company. In December 1994, the Company received instructions from the office of the Minister of Petroleum and Mineral Resources stating that it is possible for the Company to form the Saudi public stock company without Petromin but that the sale of stock to the Saudi public could occur only after two years of profits from commercial operations of the mine. The instructions added that Petromin will still have the right to purchase shares in the Saudi public stock company any time it desires.

         As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the $11 million loan jointly secured by the Company and National Mining from the Saudi Arabian government. The mining lease provides that the Company will repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.
Under the lease, the Company agreed to pay in advance a surface rental at the rate of ten thousand Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. The Company made the rental payments for the first year of the lease. As of December 31, 1996, the Company has not paid for rentals of approximately $309,000. It is contemplated that responsibility for the payment of these arrearages and all future rental payments would be assumed by the Saudi limited liability company when title to the Al Masane mining lease is transferred to it. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. Under the Saudi Arabian Mining Code, income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (a) the date of the first sale of products or (b) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase the Company's whole production of gold or any part thereof from the project. The lease also gives the Saudi Arabian government the right to purchase up to 10% of the Company's annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. The lease contains provisions requiring that preference be given to Saudi Arabian suppliers and contractors and that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

         Reference is made to the map on page 12 of this Report for information concerning the location of the Al Masane project.

Other Exploration Areas in Saudi Arabia

         During the course of the exploration and development of the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and is planning to apply for an additional exploration license for these areas. With respect to these other areas, the Company has an agreement with Petromin which governs the rights of the parties if the exploration licenses granted to the Company are converted into a mining lease. Under this agreement, Petromin is granted an option to acquire, at any time, a 25% interest in any project to mine minerals in Saudi Arabia the exploration for which has been conducted under exploration licenses originally granted to the Company and National Mining. National Mining has relinquished its rights in these areas and assigned them to the Company.

U.S. Mineral Interests

         The Company's mineral interests in the United States include its equity interest in Pioche and the Coal Company. The Coal Company no longer owns or holds any mineral interests and is presently inactive. Pioche is also presently inactive. The future of the Coal Company's and Pioche's operations is uncertain.

Special Products Refinery

         South Hampton owns and operates a special products refinery near Silsbee, Texas and currently employs 51 people. The refinery is presently devoted to specialized processing activities. The refinery currently consists of seven operating units which, while interconnected, make distinct products through differing processes: (1) a pentane- hexane unit; (2) a catalytic reformer; (3) an aromatics hydrotreating and fractionation unit; (4) a cyclopentane unit; (5) an Aromax(R) unit; (6) an aldehyde hydrogenation unit; and (7) a specialty fractionation unit. All of these units are presently in operation.

         The design capacity of the pentane-hexane unit is approximately 2,200 BPD of feedstock. The unit averaged 1,895 barrels per stream day during 1996. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using platinum-rhenium catalyst which produces an aromatics concentrate used as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 4,000 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit averaged 385 barrels per stream day during 1996.

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

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 190 barrels per stream day during 1996.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a higher aromatic hydrocarbon content. The aromax unit capacity is 400 BPD and uses a by-product of the pentane-hexane unit as feedstock. The unit operates according to the feedstock supplied from the pentane-hexane unit and the other hydrotreaters. The unit averaged throughput of 150 barrels per stream day during 1996. Chevron Research has agreed to continue development of the Aromax(R) process. The unit has continued to successfully operate as designed.

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

Revenues and Financing

         With the exception of revenues generated by the operations of the refinery, the Company has been without significant operating revenues since 1972. Accordingly, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue development activities.

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

         In 1996, the Company (1) through South Hampton negotiated an Amended and Restated Credit Agreement with Den norske Bank ASA, amending and restating the then outstanding credit agreement to provide for a revolving credit facility in an aggregate principal amount of up to $1,965,000, (2) restructured certain indebtedness of South Hampton owed to Saudi Fal Co., Ltd., a limited liability company owned by a stockholder of the Company ("Saudi Fal"), and the Refining Company pursuant to promissory notes in the original principal amounts of $1,945,773.49 and $1,694,605.08, respectively, which promissory notes are subordinated to the Amended and Restated Credit Agreement with Den norske Bank ASA, (3) approved the sale of up to 1 million shares of the Company's Common Stock through private placements at a price no less than $1.00 per share, (4) sold 450,000 shares of the Company's Common Stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company and approved the sale of an additional 450,000 shares of the Company's Common Stock at $1.00 per share to the same investor, the purchase price for such additional shares being payable in monthly installments of $100,000 and (5) approved the sale of 50,000 shares of the Company's Common Stock to a Saudi Arabian investor.

         It may be necessary to secure funds to continue operations through the sale of portions of the Company's properties, its investments or a portion of the Company's interest therein. There are no assurances that these sales could be arranged or that sufficient additional equity or debt financing can be obtained.

         On October 15, 1996, South Hampton entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Den norske Bank ASA (the "Bank"), amending and restating the then outstanding credit agreement to provide for a revolving loan facility in an aggregate principal amount of up to $1,965,000. The Bank's commitment to make funds available under the credit facility will be reduced by (i) $75,000 on the last day of each fiscal quarter commencing December 31, 1996 and (ii) the amount of any distribution by South Hampton to Saudi Fal, the Company, the Refining Company or TOCCO in excess of amounts permitted under the Credit Agreement. Advances under the Credit Agreement may not at any time exceed the lesser of the commitment or a borrowing base calculated based upon the cash collateral account, eligible accounts receivable and inventory. Interest is payable monthly in arrears on all outstanding advances under the credit facility at the Bank's prime lending rate, as in effect from time to time, plus 1%. Principal and accrued and unpaid interest are payable on December 31, 1998. Subject to certain conditions and South Hampton maintaining various financial covenants and ratios, the Credit Agreement permits South Hampton to make distributions to (i) Saudi Fal, the Company, the Refining Company and TOCCO for legal, auditing and accounting fees attributable to the operations of South Hampton in an annual aggregate amount not in excess of $60,000, (ii) Saudi Fal and the Company in respect of accrued interest on any debt owned by South Hampton to Saudi Fal or the Company in an amount not in excess of $17,500 per month and (iii) Saudi Fal and the Company in respect of principal on any debt owed by South Hampton to Saudi Fal or the Company. The Credit Agreement is secured by all of the assets of South Hampton and Gulf State and all of the issued and outstanding shares of TOCCO, South Hampton and Gulf State. South Hampton is required to collect all receivables through a cash collateral account at a local bank. South Hampton was not in compliance with a certain financial covenant as of December 31, 1996, which noncompliance has been waived by the Bank.

         In connection with South Hampton's entry into the Credit Agreement with the Bank, South Hampton issued a Second Lien Promissory Note to Saudi Fal and a Third Lien Promissory Note to the Refining Company in the original principal amounts of $1,945,773.49 and $1,694,605.08, respectively, evidencing certain indebtedness of South Hampton owed to such parties. The promissory notes bear interest at the Bank's prime lending rate, as in effect from time to time, plus 1%. Interest only is due and payable monthly on the promissory notes, and the entire unpaid balance of principal and accrued and unpaid interest is due on December 31, 1998. The promissory notes are secured by all of the assets of South Hampton and Gulf State. The promissory notes and related liens are subordinated to the Credit Agreement. The promissory note issued to the Refining Company and related liens are subordinate to the promissory note issued to Saudi Fal.

         The refinery had operating income of approximately $655,000, before depreciation and amortization of approximately $413,000, on gross refined product sales of approximately $21,367,000 for the 1996 fiscal year compared with operating income of approximately $916,000, before depreciation and amortization of approximately $396,000, on gross refined product sales of approximately $17,742,000 for the 1995 fiscal year, and operating income of approximately $3,395,000, before depreciation and amortization of $366,000, on gross refined product sales of approximately $17,564,000 for the 1994 fiscal year.

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

         In the case of the Al Masane project, the Company must secure the financing and construction of the mining and milling facilities before revenues from that project may be realized. The Coal Company's lack of significant assets, combined with the Company's lack of operating funds, inhibits any future activities of the Coal Company. The Company intends to conduct limited exploration of the Pioche properties when funds are available.

         The Company believes that acceptable financing for the estimated cost of the Al Masane project can be arranged, although there can be no assurance that such financing could be obtained. The results of the 1996 update to the 1994 feasibility study show the estimated total capital costs of the project to be $88.6 million.

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

Personnel

         In order to conserve all available funds, the Company continues to keep its general and administrative personnel to a minimum. Its only officers resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., who works on a part-time basis for the Company and serves as its Secretary and Treasurer. The other employees of the Company, numbering approximately 28, consist of the office personnel and field crews conducting core drilling and other exploration activities in Saudi Arabia under the supervision of Mr. Hatem El-Khalidi, President and Chief Executive Officer of the Company. South Hampton currently employs 51 persons.

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

         The Company has applied for a license covering an area surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area. The Company and National Mining had previously made a joint application for a license for this area. If the exploration license for the Greater Al Masane area is granted, it will be owned solely by the Company. Although a license has not been formally granted for the Greater Al Masane area, the Company was authorized in writing by the Saudi Arabian government to carry out exploration work on the area. Exploration work has been carried on and paid for exclusively by the Company.

         When financing for the Al Masane project is completed, the Company plans to make an application for an expanded exploration license for an area of approximately 2,800 square kilometers which includes the original Greater Al Masane area plus the Wadi Qatan and Jebel Harr areas. If granted, the exploration license will be owned solely by the Company.

         Reference is made to the map on page 12 of this Report for information concerning the location of the foregoing areas.

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

         Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. Geological and geophysical work by the Company and limited core drilling disclose the existence of massive sulfides containing nickel. Preliminary core drilling to shallow depths disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not been classified and more drilling is needed to classify them as proven or probable. Initial metallurgical studies by consultants to the Company in 1976 indicated difficulty in concentrating the nickel minerals. However, in 1983 the ore was examined by a metallurgical consulting company and it was demonstrated that the ore can be treated to produce ferronickel and iron which can be used to produce steel. The proposed method could be commercially viable if enough ore is proven. Further metallurgical work by another consulting company in 1985 indicated that the ore can be treated by hydrometallurgical methods. An exploration license which includes the Wadi Qatan and Jebel Harr areas will enable the Company to continue its drilling program to prove enough ore for a viable mining operation. Although the indications are encouraging there is no assurance that a viable mining operation could be established.

         Greater Al Masane. An application has been made and verbally approved for an exploration license covering approximately 1,100 square kilometers around Al Masane, sometimes referred to as Greater Al Masane, which includes an ancient gold mining prospect at Jubal Guyan, about six miles east of the original Al Masane prospect and seven miles west of Wadi Qatan. The Saudi Arabian government has given the Company written authorization to conduct exploration work on the area, although the license has not been formally granted. Core samples indicate an average grade of 7 grams of gold per tonne. Additional sampling is being conducted at Jubal Guyan, and after the results of the sampling are obtained, an evaluation will be made as to future drilling locations. Geological, geochemical and geophysical work on the Greater Al Masane area has disclosed mineralization similar to that discovered at Al Masane.

Refining Operations

         South Hampton owns and operates a special products refinery near Silsbee, Texas. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The properties owned by South Hampton and Gulf State are more fully described in Item 1. Business.

Nevada Mining Properties

         There are 48 patented and 84 unpatented claims totaling approximately 3,700 acres in the Pioche properties. All the claims are located in the Pioche District, Lincoln County, in southeastern Nevada. There are prospects and mines on these claims which formerly produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). The Company intends to conduct limited exploration when funds are available.

         There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation. A lease of the Wide Awake mine property terminated on December 31, 1996.

Colorado Coal Properties

         The Coal Company had a net operating loss carryforward of approximately $5.9 million at December 31, 1996 which is limited to any future net income. The Company has had negotiations with several companies toward the possible use of the Coal Company's carryforward amount, but no agreements have been reached.

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

Item 3.  Legal Proceedings.

         South Hampton filed suit on July 18, 1994 in the 88th Judicial District Court in Hardin County, Texas against National Union Fire Insurance Company arising from the claim of South Hampton under the Uniform Declaratory Judgment Act for a ruling as to the construction of an insurance contract issued by National Union insuring South Hampton. South Hampton also asserted claims against National Union for breach of contract, negligence, breach of the duty of good faith and fair dealing and certain violations of the Texas Insurance Code. This case was removed to the United States District Court on August 22, 1994. The court ordered that it would first consider South Hampton's contractual coverage claims under the Uniform Declaratory Judgment Act and abated all of the other claims pending the outcome of the contractual coverage claims. Any proceeds received by South Hampton from this cause of action would be payable by South Hampton to Cajun Energy, Inc. and E-Z Mart Stores pursuant to the terms of a judgment entered against South Hampton in 1994. The court ruled in favor of National Union on July 29, 1996. No further action is planned by South Hampton in this matter.

         South Hampton, together with over twenty-five other companies, is a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas and in the 136th Judicial District Court of Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton entered into a settlement agreement with one of the plaintiffs on March 13, 1997, by agreeing to pay such plaintiff the amount of $45,000 in full and final settlement of all claims by such plaintiff against South Hampton. South Hampton intends to vigorously defend against the remaining lawsuit.

         In mid-1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check the groundwater under the spill area. The well disclosed a pool of hydrocarbons on top of the groundwater under the truck loading rack area.
An analysis of the material indicated that the hydrocarbons were produced more than fifteen years ago when the refinery was in the business of processing crude oil. Consulting engineers were hired to determine the size and location of the pool. Monitoring wells were drilled around the perimeter of the refinery property and it was determined that there was no migration of hydrocarbons off the refinery's property. Two large pools of hydrocarbons were located, one under South Hampton's historic refinery site and the other under a neighboring property which was purchased from an independent gas producer in 1981. The acquired property had previously been the site of a natural gas processing plant. The TNRCC has been cooperating in the investigation and cleanup. Due to the apparent age of the material, no fine or enforcement action is expected. A site assessment plan was completed and approved in November 1995. The costs through 1996 for this problem totaled approximately $153,500. Estimated costs of $60,000 were accrued as of December 31, 1996 to cover the recovery and remediation activity expected to take place in 1997.

         In November 1996, South Hampton agreed to a proposed settlement with the TNRCC's Air Permit Section for various alleged violations identified during the 1991 through 1994 inspections. An agreed fine of $50,000 will be paid over a period of ten months, $15,000 of which was paid in 1996 and the balance of which was accrued as of December 31, 1996. South Hampton vigorously denied many of the allegations in the settlement document, but determined that further protest of the TRNCC's interpretation and application of the rules would result in higher expenses.

         On May 15, 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area before Hunt made its application. The Company's Washington, D.C. attorneys opined that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believed further supported its allegations. The Company's Washington, D.C. attorneys opined also that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the FCPA. A letter from the DOJ dated October 1, 1996 stated that the documents presented did not suggest any criminal events occurred within the statute of limitations, and that, at that time, the DOJ did not intend to pursue the investigation. On November 18, 1996, legal counsel retained by the Company, after studying the facts of the case, sent the DOJ an analysis concluding that while the statute of limitations of FCPA may have lapsed, the statute of limitations for conspiracy to violate the FCPA had not lapsed, and that, as a consequence, the DOJ could criminally prosecute Yemen Hunt for conspiracy to violate the FCPA. The Company's legal counsel met with the Fraud Section of the DOJ on December 13, 1996 and were told that the DOJ would take a more aggressive stance if more information of evidentiary quality were presented to the DOJ. The Company intends to vigorously pursue obtaining such further information in the United States and in Yemen.

         Late in 1994, articles were published in two prominent Yemen newspapers in which Yemen Hunt Oil Company, a wholly owned subsidiary of Hunt Oil Company of Dallas, Texas ("Yemen Hunt"), was accused of obtaining a petroleum production sharing agreement in Yemen in 1981 through the corruption of Yemen officials in order to exclude the application of the Company and its then partner, Dorchester Gas Company, from consideration for the same area. A letter to the editor of one of these newspapers, published on December 7, 1994 and signed by the executive vice president of Yemen Hunt, after explicitly mentioning the Company and Dorchester Gas Company, stated that "[Yemen Hunt] knows well those suspicious companies who are mainly engaged in political activities for the purpose of undermining the economic interest of Yemen..." On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt, alleging that Yemen Hunt, in its published letter to the prominent Yemen newspaper, had criminally libeled the Company, which, if not addressed, could seriously affect the business and reputation of the Company and its employees in the Middle East. In October 1996, the Company received the official decision from the Deputy Attorney General for Publications of Yemen which stated that, after taking the statement of the President of the Company and the statement of the chief of the legal department of Yemen Hunt, it was evident that the letter from Yemen Hunt published in the Yemen newspaper on December 7, 1994 was libelous to the Company. However, since the four month statute of limitations period under Yemen criminal law had run, Yemen Hunt could not be prosecuted for criminal libel. The Company intends to vigorously pursue the matter under the civil libel laws of Yemen.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1996.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         This information is set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" of the Company's 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

         This information is set forth under the caption "Selected Financial Data" for each of the five years in the period ended December 31, 1996, of the Company's 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

         This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company including the independent auditor's report thereon of the Company's 1996 Annual Report to Stockholders filed herein as Exhibit 13, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

             On May 6, 1996, Price Waterhouse LLP resigned as the independent accountants of the Company. The resignation of Price Waterhouse LLP was previously reported in a Current Report on Form 8-K dated May 6, 1996.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

         This information is set forth under the captions "Nominees for Election as Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Company's Annual Meeting of Stockholders.

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

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.

         (a)     1.          The following financial statements are
                             incorporated by reference from the Company's 1996
                             Annual Report to Stockholders filed herein as
                             Exhibit 13:

                             Reports of Independent Accountants.
                             Consolidated Balance Sheets dated December 31,
                              1996 and 1995.
                             Consolidated Statement of Operations for the three
                              years ended December 31, 1996.
                             Consolidated Statement of Stockholders' Equity for
                              the three years ended December 31, 1996.
                             Consolidated Statement of Cash Flows for the three
                              years ended December 31, 1996.
                             Notes to Consolidated Financial Statements.

                 2. The following financial statement schedules are filed with this Report:

                             Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996.

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

                      10(c) Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company, together with English translation thereof (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(d) Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(e)  1987 Non-Employee Director Stock Plan
                             (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(f) Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File
                             No. 0-6247)).

                      10(g) Agreement dated March 10, 1988 between Chevron Research Company and South Hampton Refining Company, together with related form of proposed Contract of Sale by and between Chevron Chemical Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(h) Addendum to the Agreement Relating to AROMAX(R) Process - Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(i) Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(j) Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(k) Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                      10(l) Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

                      10(m) Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company. (incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

                      10(n) Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

                      10(o) Letter Agreement dated December 6, 1995 between Ibrahim Khalidi and the Company (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

                     10(aa) Amended and Restated Credit Agreement dated October 15, 1996 between South Hampton Refining Company and Den norske Bank ASA, together with related Promissory Note, Ratification of Security Agreement, Ratification of Pledge Agreement, Ratification of Assignment of Insurance, Subordination Agreement, Termination Agreement, Ratification of Subordination Agreement, Renewal, Extension and Modification Agreement, Second Lien Promissory Note and Third Lien Promissory Note of even date therewith.

                     10(bb) Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Althel and the Company.

                     10(cc) Financial and Legal Services and Advice Agreement dated May 20, 1996 by and among Nasir Ali Kadasah, Dar Al Khaleej and the Company, as amended by Letter Agreement dated March 3, 1997.

                     13      1996 Annual Report to Stockholders.

                             With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                     21 Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                     27      Financial Data Schedule.

         (b) The following report on Form 8-K was filed during the last quarter of the period covered by this Report:

              Current Report on Form 8-K dated December 24, 1996.

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


                                              ARABIAN SHIELD DEVELOPMENT COMPANY


                                              By: /s/ HATEM EL-KHALIDI
                                                 -----------------------------
                                                 Hatem El-Khalidi, President
                                                 and Chief Executive Officer



Dated:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 28, 1997.




Signature                                                   Title
---------                                                   -----



 /s/ HATEM EL-KHALIDI                              President, Chief Executive
-----------------------------------                Officer and Director
Hatem El-Khalidi                                   (principal executive officer)



 /s/ DREW WILSON, JR.                              Secretary and Treasurer
-----------------------------------                (principal financial and
Drew Wilson, Jr.                                   accounting officer)



 /s/ JOHN A. CRICHTON                              Chairman of the Board
-----------------------------------                and Director
John A. Crichton


 /s/ OLIVER W. HAMMONDS                            Director
-----------------------------------
Oliver W. Hammonds


                                                   Director
-----------------------------------
Harb S. Al Zuhair


 /s/ MOHAMMED O. AL-OMAIR                          Director
-----------------------------------
Mohammed O. Al-Omair


 /s/ GHAZI SULTAN                                  Director
-----------------------------------
Ghazi Sultan

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors and Stockholders
Arabian Shield Development Company


In connection with our audit of the consolidated financial statements of Arabian Shield Development Company and Subsidiaries referred to in our report dated March 14, 1997, which is included in the annual report to stockholders in
Part II of this Form 10-K, we have also audited Schedule II at December 31, 1996 and for the year then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses that there is substantial doubt about the Company's ability to continue as a going concern.



/s/ GRANT THORNTON LLP
-----------------------------
Dallas, Texas
March 14, 1997

                                                                     SCHEDULE II

              Arabian Shield Development Company and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS

                      Three years ended December 31, 1996



Description                               Charged (credited)                        Ending
                              Beginning     to earnings          Deductions         balance
                             ------------   ------------         ----------       ------------
ALLOWANCE FOR
   DOUBTFUL ACCOUNTS - (a)

     December 31, 1994       $    231,603   $     12,551          $       --      $    244,154

     December 31, 1995            244,154         16,092                  --           260,246

     December 31, 1996            260,246         27,774                  --           283,020


ALLOWANCE FOR DEFERRED
   TAX ASSET

     December 31, 1994         11,239,774     (1,450,467)                 --         9,789,307

     December 31, 1995          9,789,307      2,014,440                  --        11,803,747

     December 31, 1996         11,803,747        179,553              (403,182)(b)  11,553,118


(a) Valuation account deducted in the balance sheet from trade accounts receivable and other assets.

(b) Expiration of carryforwards

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

10(c) Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company, together with English translation thereof
             (incorporated by reference to Exhibit 10(d) to the Company's
             Quarterly Report on Form 10-Q/A for the quarter ended
             September 30, 1994 (File No. 0-6247)).

10(d) Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File
             No. 0-6247)).

10(e) 1987 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File
             No. 0-6247)).


10(f)            Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
                 (incorporated by reference to Exhibit 10(g) to the Company's
                 Quarterly Report on Form 10-Q/A for the quarter ended
                 September 30, 1994 (File No. 0- 6247)).

10(g)            Agreement dated March 10, 1988 between Chevron Research
                 Company and South Hampton Refining Company, together with related form of proposed Contract of Sale by and between Chevron Chemical Company and South Hampton Refining Company
                 (incorporated by reference to Exhibit 10(o) to the Company's
                 Quarterly Report on Form 10-Q/A for the quarter ended
                 September 30, 1994 (File No. 0-6247)).

10(h)            Addendum to the Agreement Relating to AROMAX(R) Process
                 -Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining
                 Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

10(i) Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South
                 Hampton Refining Company (incorporated by reference to Exhibit
                 10(q) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0- 6247)).

10(j) Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

10(k) Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

10(l)            Letter Agreement dated August 15, 1995 between Hatem
                 El-Khalidi and the Company (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

10(m)            Letter Agreement dated August 24, 1995 between Sheikh Kamal
                 Adham and the Company. (incorporated by reference to Exhibit
                 10(w) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).



10(n)            Letter Agreement dated October 23, 1995 between Sheikh Fahad
                 Al-Athel and the Company (incorporated by reference to Exhibit
                 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

10(o)            Letter Agreement dated December 6, 1995 between Ibrahim
                 Khalidi and the Company (incorporated by reference to Exhibit
                 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-6247)).

10(aa) Amended and Restated Credit Agreement dated October 15, 1996 between South Hampton Refining Company and Den norske Bank
                 ASA, together with related Promissory Note, Ratification of Security Agreement, Ratification of Pledge Agreement,
                 Ratification of Assignment of Insurance, Subordination
                 Agreement, Termination Agreement, Ratification of Subordination
                 Agreement, Renewal, Extension and Modification Agreement,
                 Second Lien Promissory Note and Third Lien Promissory Note of even date therewith.

10(bb)           Letter Agreement dated November 30, 1996 between Sheikh Fahad
                 Al-Althel and the Company.

10(cc)           Financial and Legal Services and Advice Agreement dated May
                 20, 1996 by and among Nasir Ali Kadasah, Dar Al Khaleej and the Company, as amended by Letter Agreement dated March 3, 1997.

13               1996 Annual Report to Stockholders.

                 With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14 of this Form 10-K, the
                 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report.

21 Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

27               Financial Data Schedule.
