Form 10-Q
period 1997-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1997-05-14
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

                      ------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

                       FOR QUARTER ENDING MARCH 31, 1997


                         COMMISSION FILE NUMBER 0-6247


                       ARABIAN SHIELD DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   75-1256622
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification no.)


10830 NORTH CENTRAL EXPRESSWAY, SUITE 175
         DALLAS, TEXAS                                      75231
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code:     (214) 692-7872


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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 1997: 20,656,494.
                               -------------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                      MARCH 31,1997     DECEMBER 31,
                                                       (UNAUDITED)          1996
                                                      -------------     ------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents in U.S.               $    223,953      $    209,251
      Short-term Investments                               298,731           298,726
      Accounts Receivable (Net)                          2,788,437         2,643,691
      Inventories                                          731,296           565,346
                                                      ------------      ------------
         Total Current Assets                            4,042,417         3,717,014

   CASH IN SAUDI ARABIA                                    302,257           176,039
   REFINERY PLANT, PIPELINE & EQUIPMENT (AT COST)
      Refinery Plant, Pipeline & Equip                   5,782,401         5,758,852
      Less: Accumulated Depreciation                    (3,010,448)       (2,911,823)
                                                      ------------      ------------
            Net Equipment                                2,771,953         2,847,029

   AL MASANE PROJECT                                    33,037,559        32,882,838
   OTHER INTERESTS IN SAUDI ARABIA                       2,431,248         2,431,248
   MINERAL PROPERTIES IN THE U.S.                        1,385,358         1,418,615
   GOODWILL                                                 46,162           117,598
   OTHER ASSETS                                            452,269           505,566
                                                      ------------      ------------
         TOTAL ASSETS                                 $ 44,469,223      $ 44,095,947
                                                      ============      ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable                                $  1,968,830      $  1,408,677
      Accrued Liabilities                                  492,943           520,445
      Accrued Liabilities in Saudi Arabia                1,174,229         1,174,229
      Notes Payable                                     11,375,780        11,375,780
      Current Portion of Long-Term Debt                  1,028,253           992,729
      Current Portion of Long-Term
         Obligations                                       151,351           150,904
                                                      ------------      ------------
            Total Current Liabilities                   16,191,386        15,622,764

   LONG-TERM DEBT                                        3,460,773         3,544,112
   LONG-TERM OBLIGATIONS                                    29,178            35,009
   ACCRUED LIABILITIES IN SAUDI ARABIA                     729,519           714,143
   DEFERRED REVENUE                                        125,809           129,685
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            984,259         1,003,590

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 21,306,494
      shares issued and outstanding                      2,130,649         2,095,649
   ADDITIONAL PAID-IN CAPITAL                           35,247,700        34,932,700
   RECEIVABLES FROM STOCKHOLDERS                          (126,000)         (126,000)
   ACCUMULATED DEFICIT                                 (14,304,050)      (13,855,705)
                                                      ------------      ------------
         Total Stockholders' Equity                     22,948,299        23,046,644
                                                      ------------      ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                    $ 44,469,223      $ 44,095,947
                                                      ============      ============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                                            THREE MONTHS      THREE MONTHS
                                               ENDED             ENDED
                                           MARCH 31, 1997    MARCH 31, 1996
                                           --------------    --------------
REVENUES:
   Refined Product Sales                   $    5,892,422    $    4,712,505
   Processing Fees                                108,142           197,142
                                           --------------    --------------
                                                6,000,564         4,909,647

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
      Sales and Processing                      5,699,704         4,154,163
   General and Administrative                     543,978           482,187
   Depreciation and Amortization                  174,948           205,569
                                           --------------    --------------
                                                6,418,630         4,841,919
                                           --------------    --------------

OPERATING INCOME (LOSS)                          (418,066)           67,728

OTHER INCOME (EXPENSE):
   Interest Income                                  4,956             8,111
   Interest Expense                              (107,099)          (88,573)
   Minority Interest                               17,432             1,285
   Miscellaneous Income                            54,432            54,220
                                           --------------    --------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                  (448,345)           42,771

Income Tax Expense                                   --              (1,689)
                                           --------------    --------------

   NET INCOME (LOSS)                       $     (448,345)   $       41,082
                                           ==============    ==============

PER COMMON SHARE:
   NET INCOME (LOSS)                       $         (.02)   $          .01
                                           ==============    ==============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   22,089,827        20,206,494
                                           ==============    ==============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

                                         COMMON STOCK          ADDITIONAL     RECEIVABLES
                                 ---------------------------    PAID-IN          FROM         ACCUMULATED
                                    SHARES         AMOUNT        CAPITAL      STOCKHOLDERS      DEFICIT          TOTAL
                                 ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996         20,956,494   $  2,095,649   $ 34,932,700   $   (126,000)   $(13,855,705)   $ 23,046,644

Common Stock and Common
 Stock Subscriptions Sold             350,000         35,000        315,000                                        350,000

Net Income (Loss)                                                                                 (448,345)       (448,345)
                                 ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, MARCH 31, 1997            21,306,494   $  2,130,649   $ 35,247,700   $   (126,000)   $(14,304,050)   $ 22,948,299
                                 ============   ============   ============   ============    ============    ============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                      THREE MONTHS      THREE MONTHS
                                                         ENDED             ENDED
                                                      MARCH 31,1997     MARCH 31.1996
                                                     --------------    --------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                 $     (448,345)   $       41,082
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization                         174,948           205,569
      Recognition of Deferred Revenue                        (3,876)           (3,876)
   Effect of Changes in:
      Decrease (Increase) in Accounts
        Receivable                                         (144,746)         (554,897)
      Decrease (Increase) in Inventories                   (165,950)         (355,277)
      Decrease (Increase) in Other Assets                    53,297            50,469
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                     532,651          (392,450)
   Other                                                    (24,218)          (48,957)
                                                     --------------    --------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                     (26,239)         (273,437)
                                                     --------------    --------------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments                           (5)             --
   Additions to Al Masane Project                          (154,721)         (121,590)
   Additions to Plant, Pipeline & Equipment                 (23,549)           (4,035)
   Reduction in mineral properties in U.S.                   33,257              --
   (Increase) Decrease in Cash in
      Saudi Arabia                                         (126,218)          179,706
   Increase (Decrease) in Accrued
      Liabilities in Saudi Arabia                            15,376            13,400
                                                     --------------    --------------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                  (255,860)           57,481
                                                     --------------    --------------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                             350,000              --
   Additions to Notes Payable &
      Long-Term Obligations                                  50,000              --
   Reductions of Notes Payable &
      Long-Term Obligations                                (103,199)          (50,044)
                                                     --------------    --------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                     296,801           (50,044)
                                                     --------------    --------------

NET INCREASE (DECREASE) IN CASH                              14,702          (266,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      209,251           596,649
                                                     --------------    --------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $      223,953    $      330,649
                                                     ==============    ==============


                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.        BASIS OF PRESENTATION

          The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

          These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

          These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the outstanding common stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). South Hampton Refining Company ("South Hampton") is a wholly-owned subsidiary of TOCCO, and Gulf State Pipe Line Company, Inc. ("Gulf State") is a wholly-owned subsidiary of South Hampton. The Company also has voting rights to approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). At December 31, 1996, the Company concluded that its voting control of Pioche was no longer temporary and consolidated the accounts of Pioche in its financial statements for 1996. Previously, the investment in Pioche was accounted for on the equity method.

2.        GOING CONCERN

          These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1996 and the first three months of 1997 were the operations of South Hampton's refinery and the proceeds from stock sales to Saudi Arabian investors. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

          Management plans to fund future operations through sales of its common stock and borrowings. It is expected that the operations and obligations of the Company will be eventually funded from operations of the Al Masane mine. However, because of uncertainties with respect to future sales of common stock, obtaining suitable financing, and reaching an agreement on the repayment of the loan to the Saudi Arabian government, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.        LEGAL PROCEEDINGS

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

          On May 15, 1991, the Company filed a complaint with the U. S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area before Hunt made its application. On May 5, 1995, Company's attorneys in Washington, D.C. informed the Company that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believed would further support its allegations. The Company's attorneys in Washington, D.C. believe that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the FCPA. On October 1, 1996, the DOJ wrote that the documents presented did not suggest that any criminal events happened within the statute of limitations, and that, at that time, the DOJ did not intend to pursue its investigation. On November 18, 1996, legal counsel retained by the Company, after studying the facts of the case, sent the DOJ an analysis concluding that, while the statute of limitations of FCPA may have lapsed, the statute of limitations for conspiracy to violate the FCPA had not lapsed, and that, as a consequence, the DOJ could criminally prosecute Hunt for conspiracy to violate the FCPA. The legal counsel met with the Fraud Section of the DOJ on December 13, 1996 and was told that the DOJ would take a more aggressive stance if more information of evidentiary quality were presented to them. The Company intends to vigorously pursue obtaining such further information in the United States and in Yemen.

          Late in 1994, articles were published in two prominent Yemen newspapers in which Yemen Hunt Oil Company, a wholly-owned subsidiary of Hunt Oil Company of Dallas, Texas ("Yemen Hunt"), was accused of obtaining a petroleum production sharing agreement in Yemen in 1981 through the corruption of Yemen officials in order to exclude the application of the Company and it then partner, Dorchester Gas Company, from consideration for the same area. A letter to the editor of one of these newspapers, published on December 7, 1994 and signed by the executive vice president of Yemen Hunt, after explicitly mentioning the Company and Dorchester Gas Company, stated that "(Yemen Hunt) knows well those suspicious companies who are mainly engaged in political activities for the purpose of undermining the economic interest of Yemen..." On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt, alleging that Yemen Hunt, in its published letter to the prominent Yemen newspaper, had criminally libeled the Company, which, if not addressed, could seriously affect the business and reputation of the Company and its employees in the Middle East. In October 1996, the Company received the official decision from the Deputy Attorney General for Publications of Yemen which stated that, after taking the statement of the President of the Company and the statement of the chief of the legal department of Yemen Hunt, it was evident that the letter from Yemen Hunt published in the Yemen newspaper on December 7, 1994 was libelous to the Company. However, since the four month statute of limitations period under Yemen criminal law had run, Yemen Hunt could not be prosecuted for criminal libel. The Company intends to vigorously pursue the matter under the civil libel laws of Yemen.

4.        INVENTORIES

          Inventories include the following:

                                 MARCH 31, 1997    DEC. 31, 1996
                                 --------------   --------------
Refinery feedstock               $       77,289   $         --
Refined products                        459,058          565,346
                                 --------------   --------------
   Total inventories             $      536,347   $      565,346
                                 ==============   ==============

          Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 1997 and December 31, 1996, current cost exceeded LIFO value by approximately $45,000 and $163,000, respectively.

5.        NEW ACCOUNTING PRONOUNCEMENT

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          The Company had a net loss of $448,345 for the three months ending March 31, 1997, compared to net income of $41,082 for the same period in 1996, resulting in a net income decrease of $489,427 in 1997 over the comparable period in 1996.

          For the first three months ending March 31, 1997 and 1996, the refinery had an operating loss of $212,704 and operating income of $160,777, respectively and a net loss of $287,877 and net income of $143,189, respectively, a net income decrease in 1997 of $431,066 compared to the same prior year period. The refinery had negative cash flow of $183,077 for the first quarter of 1997 which was in contrast to the positive comparable figure of $279,156 in 1996. Sales volume was higher in 1997 by 22% to 6,157,342 total gallons and the average selling price per gallon was higher than that for the first quarter of 1996 by $.12 per gallon. Feedstock prices, however, were higher by almost $.17 per gallon average than the prices for the same period in 1996. Sales for the first quarter in 1997 were actually at record levels from a volume standpoint for the premium pentane products. The rapidly rising feed costs for the last two months of the fourth quarter 1996 and the first two months of the first quarter of 1997, however, prevented the refinery from taking advantage of the increased market demand. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up, therefore the gross margin is always squeezed for a time during periods of rapidly rising prices. The reverse is true in times of falling prices. Feedstock prices began falling in late February and continued through April, so the second quarter should see much improved results.

          Expenses at the refinery for the first quarter in 1997 were higher than a year ago. In addition to rapid feedstock cost rises, the price of natural gas used to fuel the refinery processes rose rapidly for the same four month period. Natural gas prices rose to a peak of $3.85 per MMBTU for the month of January 1997 before starting to fall off in February. This was the primary reason for operating expenses increasing by over $250,000 for the quarter, a 16% increase. Refinery administrative expenses were flat compared to prior periods. Interest and bank fees were up by 54% due to restructuring the debt in the fourth quarter of 1996.

          Processing fees of $108,142 reflected a 45% decrease in the first quarter of 1997. One unit used for toll processing remains idle at this time and another is running at the contract minimum. The fees should improve when a new customer is found for the idle unit. The refinery has found that in this period of "right-sizing", which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves.

          The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for three different entities and, while the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remain stable and expanded marketing efforts have kept the plant at capacity through the winter and early spring months which are historically the weakest.

          General and Administrative Expenses for the first three months in 1997 were $63,867 higher than for the same period in 1996, a slight increase of 13%. Interest Expense in 1997 and 1996 was practically all attributable to the debt of the refinery and increased by $18,829 due to a larger amount of interest-bearing debt in 1997, which was a result of a major debt restructuring in October 1996 when accrued interest was rolled over into principal and the new interest rates were higher.

          In 1996, the Company concluded that its voting control of Pioche was no longer temporary and, therefore, the accounts of Pioche have been consolidated into the Company's financial statements. The Minority Interest in 1997 and 1996 of $17,432 and $1,285, respectively, represents the Pioche minority shareholders portion of Pioche's 1997 and 1996 losses. There has been no activity in several years on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. The losses in Pioche are attributable to the costs of maintaining the Nevada mining properties. A charge for Amortization of Goodwill of $69,285 per quarter during the same periods in 1997 and 1996 relates to the goodwill recognized on the purchase of the refinery in 1987. Interest Income in both periods was primarily from a short-term investment by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery.

LIQUIDITY AND CAPITAL RESOURCES

          Prior to the acquisition in June 1987 of the refinery in Silsbee, Texas, the Company had substantially no significant operating revenues since 1972. Because of the lack of operating revenues, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue operations.

          Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company also plans to start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is engaged in the establishment of a petrochemical plant in Saudi Arabia similar to the one at the refinery. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East. An application for an industrial license is currently being prepared for the plant.

          The principal assets of Pioche are an undivided interest in 48 patented and 81 unpatented mining claims and a 300 ton-per-day mill located in southeastern Nevada. Due to lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. In late 1996, Pioche was extended a proposal from a prominent mining company for the lease of its mining claims. This proposal is currently being negotiated.

          During 1996 and the first quarter of 1997, the Company took certain actions designed to generate additional equity capital and improve its financial condition, including: (1) the completion at October 15, 1996 of negotiations by South Hampton of a restructuring of its debt to Dennorske Bank to provide for a revolving credit facility in an aggregate principal amount of up to $1,965,000; (2)the restructuring at October 15, 1996 of the indebtedness of South Hampton to Saudi Fal Co., Ltd., a Saudi Arabian limited liability company owned by a stockholder of the Company, and to American Shield Refining Company, whereby accrued interest to October 15, 1996 was added to principal, resulting in new promissory notes in the principal amounts of $1,945,773 and $1,694,605, respectively, which promissory notes are subordinated to the Den norske note; (3)approval by the Company's Board of Directors in June 1996 of the sale of up to 1 million shares of common stock through private placements at a price no less than $1.00 per share; (4)the sale of 450,000 shares of common stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company and approval of the sale of an additional 450,000 shares of common stock at $1.00 per share to the same investor, the purchase price for such additional shares being payable in monthly installments of $100,000, of which $300,000 had been received by March 31, 1997; and (5) approval of the sale of 50,000 shares of common stock at $1.00 per share to a Saudi Arabian investor which was received in January 1997.

          On March 31, 1997, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $1,815,000, with $1,515,000 classified as long-term debt. The entire balance under the Amended and Restated Credit Agreement is now due on December 31, 1998. Prior to the restructuring of this debt at October 15, 1996, the Agreement had been extended on a month-to-month basis pending the final approval of new terms. South Hampton has now agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime rate plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

          On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime rate plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and any accrued interest is due on December 31, 1998. The principal amount at March 31, 1997 remained at $1,945,773. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

          The Company, through its subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime rate plus 1%. This resulted in a new principal amount of $1,694,605 at that time, which remained the same at March 31, 1997. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

          On September 3, 1995, the Company made a formal application to the Saudi Industrial Development Fund ("SIDF") to obtain 50% of the capital needed to finance the development of the Al Masane project. Before the loan could be approved, the Company had to obtain an industrial license for the project. This license was applied for on February 10, 1996 and was issued on December 23, 1996. The industrial license and the 1996 update to the Watts Griffis feasibility study were presented to the SIDF on December 23, 1996. A presentation by Watts Griffis of additional information requested by the SIDF will be made in late May 1997. Negotiations are underway toward the approval of the loan.

          At March 31, 1997, a total of approximately $1,506,000 in salaries and termination benefits accrued since 1971 was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $730,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. Also, the Company has not made all of the surface rental payments due to the Saudi Arabian government under the terms of the Al Masane Project lease. The past due amount of these rental payments at March 31, 1997 was approximately $309,000. The payments are being deferred to be paid by the Saudi Arabian limited liability company after it is formed. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's operations in Saudi Arabia.

          The annual meeting of the stockholders of the Company was held on May 5, 1997 for the purpose of electing six directors to serve until the next annual meeting. Directors elected at the meeting were Messrs. John A. Crichton, Hatem El-Khalidi, Harb S. Al Zuhair, Mohammed O. Al-Omair and Ghazi Sultan. Mr. Oliver W. Hammonds received only 48.7% of the shares voted and was not elected. The total number of shares voted by proxy and in person represented approximately 51% of the total shares owned and outstanding as of the record date of March 17, 1997.

          A major component of the Company's activities relates to the acquisition, exploration and development of mineral deposits. There can be no assurance that the Company will successfully develop any of its properties, and if developed, whether the mineral acquisition, exploration and development costs incurred will ultimately be recovered. The recovery of such costs is dependent upon a number of future events, some of which are beyond the control of the Company. The ability of the Company to develop any of these properties is dependent upon obtaining additional financing as may be required and, ultimately, its financial success depends on its ability to attain successful operations from one or more of its projects. Company management is devoting a significant amount of its attention to addressing the Company's immediate and longer term needs for the funds required to continue its business, and maintain and develop its properties.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               None

           (b) REPORTS ON FORM 8-K

               None


                                       ----------------------------------------
                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  May 12, 1997                    ARABIAN SHIELD DEVELOPMENT COMPANY
      --------------                   ----------------------------------------
                                       (Registrant)


                                       /s/ J. A. CRICHTON
                                       ----------------------------------------
                                       J. A. Crichton, Chairman of the
                                       Board of Directors

                                       /s/ DREW WILSON, JR.
                                       ----------------------------------------
                                       Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number                Description
-------               -----------

  27                  Financial Data Schedule