Form 10-Q
period 1997-06-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1997-08-13
CIK 7039

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


                        FOR QUARTER ENDING JUNE 30, 1997

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

                    YES  [X]                 NO   [ ]


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 1997: 20,656,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                    JUNE 30,1997    DECEMBER 31,
                                                    (UNAUDITED)        1996
                                                    ------------    ------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents in U.S.             $    304,597    $    209,251
      Short-term Investments                             323,019         298,726
      Accounts Receivable (Net)                        3,040,646       2,643,691
      Inventories                                        678,667         565,346
                                                    ------------    ------------
         Total Current Assets                          4,346,929       3,717,014

   CASH IN SAUDI ARABIA                                  223,867         176,039
   REFINERY PLANT, PIPELINE & EQUIPMENT (AT COST)
      Refinery Plant, Pipeline & Equip                 5,803,016       5,758,852
      Less: Accumulated Depreciation                  (3,100,913)     (2,911,823)
                                                    ------------    ------------
            Net Equipment                              2,702,103       2,847,029

   AL MASANE PROJECT                                  33,195,409      32,882,838
   OTHER INTERESTS IN SAUDI ARABIA                     2,431,248       2,431,248
   MINERAL PROPERTIES IN THE U.S.                      1,385,358       1,418,615
   GOODWILL                                                 --           117,598
   OTHER ASSETS                                          312,673         505,566
                                                    ------------    ------------
         TOTAL ASSETS                               $ 44,597,587    $ 44,095,947
                                                    ============    ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable                              $  1,593,425    $  1,408,677
      Accrued Liabilities                                605,001         520,445
      Accrued Liabilities in Saudi Arabia              1,174,229       1,174,229
      Notes Payable                                   11,375,780      11,375,780
      Current Portion of Long-Term Debt                  898,000         992,729
      Current Portion of Long-Term
         Obligations                                     121,819         150,904
                                                    ------------    ------------
            Total Current Liabilities                 15,768,254      15,622,764

   LONG-TERM DEBT                                      3,385,773       3,544,112
   LONG-TERM OBLIGATIONS                                  21,199          35,009
   ACCRUED LIABILITIES IN SAUDI ARABIA                   738,807         714,143
   DEFERRED REVENUE                                      121,933         129,685
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY          983,401       1,003,590

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 21,456,494
      shares issued and outstanding                    2,145,649       2,095,649
   ADDITIONAL PAID-IN CAPITAL                         35,382,700      34,932,700
   RECEIVABLES FROM STOCKHOLDERS                        (126,000)       (126,000)
   ACCUMULATED DEFICIT                               (13,824,129)    (13,855,705)
                                                    ------------    ------------
         Total Stockholders' Equity                   23,578,220      23,046,644
                                                    ------------    ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                  $ 44,597,587    $ 44,095,947
                                                    ============    ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                                    Three Months   Three Months     Six Months      Six Months
                                       Ended          Ended           Ended           Ended
                                   June 30,1997    June 30,1996    June 30,1997    June 30, 1996
                                   ------------    ------------    ------------    -------------
REVENUES:
   Refined Product Sales           $  6,497,755    $  5,113,671    $ 12,390,177    $  9,826,176
   Processing Fees                      142,588         146,291         250,730         343,433
                                   ------------    ------------    ------------    ------------
                                      6,640,343       5,259,962      12,640,907      10,169,609

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
      Sales and Processing            5,396,438       4,552,198      11,096,142       8,706,361
   General and Administrative           571,644         563,871       1,115,622       1,046,058
   Depreciation and Amortization        150,665         138,779         325,613         344,348
                                   ------------    ------------    ------------    ------------
                                      6,118,747       5,254,848      12,537,377      10,096,767
                                   ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                 521,596           5,114         103,530          72,842

OTHER INCOME (EXPENSES):
   Interest Income                        6,415           6,342          11,371          14,453
   Interest Expense                    (107,229)        (83,700)       (214,328)       (172,273)
   Minority Interest                      1,358           2,943          18,790           4,228
   Miscellaneous Income                  57,781          48,107         112,213         102,327
                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                         479,921         (21,194)         31,576          21,577

Income Tax Expense                         --             1,689            --              --
                                   ------------    ------------    ------------    ------------

   NET INCOME (LOSS)               $    479,921    $    (19,505)   $     31,576    $     21,577
                                   ============    ============    ============    ============


PER COMMON SHARE:
   NET INCOME (LOSS)               $        .02    $       (.01)   $        .01    $        .01
                                   ============    ============    ============    ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         21,389,827      20,206,494      21,239,827      20,206,494
                                   ============    ============    ============    ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE, 30, 1997
-------------------------------------------------------------------------------



                                   COMMON STOCK            ADDITIONAL     RECEIVABLES
                                   ------------              PAID-IN         FROM         ACCUMULATED
                               SHARES          AMOUNT        CAPITAL      STOCKHOLDERS      DEFICIT           TOTAL
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996     20,956,494   $  2,095,649   $ 34,932,700   $   (126,000)   $(13,855,705)   $ 23,046,644

Common Stock and Common
 Stock Subscriptions Sold         500,000         50,000        450,000                                        500,000

Net Income (Loss)                                                                               31,576          31,576
                             ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, JUNE 30, 1997         21,456,494   $  2,145,649   $ 35,382,700   $   (126,000)   $(13,824,129)   $ 23,578,220
                             ============   ============   ============   ============    ============    ============




                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------



                                               SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED
                                              JUNE 30, 1997   JUNE 30, 1996
                                              -------------   -------------
OPERATING ACTIVITIES:
   Net Income (Loss)                          $     31,576    $     21,577
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization                325,613         344,348
      Recognition of Deferred Revenue               (7,752)         (7,752)
   Effect of Changes in:
      Decrease (Increase) in Accounts
        Receivable                                (396,955)     (1,024,125)
      Decrease (Increase) in Inventories          (113,321)       (240,499)
      Decrease (Increase) in Other Assets          192,893          34,214
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities            269,304         703,587
   Other                                           (39,114)        (39,074)
                                              ------------    ------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                            262,244        (192,220)
                                              ------------    ------------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments             (24,293)           --
   Additions to Al Masane Project                 (312,571)       (222,336)
   Additions to Plant, Pipeline & Equipment        (44,164)        (36,741)
   Reduction in Mineral Properties in U.S.          33,257            --
   (Increase) Decrease in Cash in
      Saudi Arabia                                 (47,828)        319,514
   Increase (Decrease) in Accrued
      Liabilities in Saudi Arabia                   24,664          30,375
                                              ------------    ------------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                         (370,935)         90,812
                                              ------------    ------------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                    500,000            --
   Additions to Notes Payable &
      Long-Term Obligations                           --              --
   Reductions of Notes Payable &
      Long-Term Obligations                       (295,963)       (181,551)
                                              ------------    ------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                            204,037        (181,551)
                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH                     95,346        (282,959)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             209,251         596,649
                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $    304,597    $    313,690
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

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the outstanding common stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). South Hampton Refining Company ("South Hampton")is a wholly-owned subsidiary of TOCCO, and Gulf State Pipe Line Company, Inc. ("Gulf State")is a wholly-owned subsidiary of South Hampton. The Company also has voting rights to approximately 55%, and directly owns approximately 46%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). At December 31, 1996, the Company concluded that its voting control of Pioche was no longer temporary and consolidated the accounts of Pioche in its financial statements for 1996. Previously, the investment in Pioche was accounted for on the equity method.

2.       GOING CONCERN

         These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1996 and the first six months of 1997 were the operations of South Hampton's refinery and the proceeds from stock sales to Saudi Arabian investors. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

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

3.       LEGAL PROCEEDINGS

         South Hampton, together with over twenty-five other companies, is a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas, and in the 136th Judicial District Court in Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton entered into a settlement agreement with one of the plaintiffs on March 13, 1997, by agreeing to pay such plaintiff the amount of $45,000 in full and final settlement of all claims by such plaintiff against South Hampton. South Hampton is currently in negotiations on the remaining lawsuit and expects it to be settled for a similar nominal amount.

         On May 15, 1991, the Company filed a complaint with the U. S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"), alleging violations of the Foreign Corrupt Practices Act ("FCPA")by Hunt in obtaining its Petroleum Production Sharing Agreement ("PSA") in Yemen in 1981, subsequent to the Company presenting a bid to the Yemen government for the same area before Hunt made its application. On May 5, 1995, Company's attorneys in Washington, D.C. informed the Company that, because the PSA of Hunt is still ongoing, and under its auspices, payments and receipts occur daily, the DOJ still has ample jurisdiction to continue its investigation. A letter from the DOJ on December 19, 1995 stated its interest in receiving additional documentation regarding the Company's allegations. On February 28, 1996, the Company sent more documents to the DOJ which it believed would further support its allegations. The Company's attorneys in Washington, D.C. believe that the Victim Restitution Act provides for restitution to the Company of monies lost as a result of the alleged wrongdoing by Hunt, if Hunt is convicted under the FCPA. On October 1, 1996, the DOJ wrote that the documents presented did not suggest that any criminal events happened within the statute of limitations, and that, at that time, the DOJ did not intend to pursue its investigation. On November 18, 1996, legal counsel retained by the Company, after studying the facts of the case, sent the DOJ an analysis concluding that, while the statute of limitations of FCPA may have lapsed, the statute of limitations for conspiracy to violate the FCPA had not lapsed, and that, as a consequence, the DOJ could criminally prosecute Hunt for conspiracy to violate the FCPA. The legal counsel met with the Fraud Section of the DOJ on December 13, 1996 and was told that the DOJ would take a more aggressive stance if more information of evidentiary quality were presented to them. The Company intends to vigorously pursue obtaining such further information in the United States and in Yemen.

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

4.       INVENTORIES

         Inventories include the following:

                                              JUNE 30, 1997     DEC. 31, 1996
                                              -------------     -------------
           Refinery feedstock                     $177,703          $     --
           Refined products                        500,964           565,346
                                                  --------          --------
              Total inventories                   $678,667          $565,346
                                                  ========          ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 1997 LIFO value exceeded current cost by approximately $23,000 and at December 31, 1996, current cost exceeded LIFO value by approximately $163,000.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $31,576 for the six months ending June 30, 1997, compared to net income of $21,577 for the same period in 1996, resulting in a net income increase of $9,999 in 1997.

         For the first six months ending June 30, 1997 and 1996, the refinery had operating income of $428,701 and $400,986, respectively and net income of $283,279 and $339,259, respectively, a net income decrease in 1997 of $55,980 compared to the same prior year period. The refinery had positive cash flow from operations of $674,799 for the second quarter of 1997, which was in contrast to the positive comparable figure of $240,899 in 1996. Sales volume was higher in 1997 by 23% to 7,169,062 total gallons and the average selling price per gallon was higher than that for the second quarter of 1996 by $.03 per gallon. Feedstock prices were lower by almost $.02 per gallon average than the prices for the same period in 1996. Sales for the second quarter in 1997 continued the trend set in the first quarter and stayed at record volume levels for the premium pentane products. The rapidly rising feed costs for the last two months of the fourth quarter 1996 and the first two months of the first quarter of 1997, started the year off poorly, however, the refinery's strong results since March have made up for the early deficit. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up, therefore the gross margin is always squeezed for a time during periods of rapidly rising prices which affected January and February results. The reverse is true in times of falling prices. Margins are larger for a period of time until product prices start easing down. Feedstock prices began falling in late February and have continued to be soft through June, so the second quarter reflected good earnings which are expected to continue on into the third quarter.

         Expenses at the refinery for the second quarter in 1997 were higher than a year ago. In addition to rapid feedstock cost rises early in the year, the price of natural gas used to fuel the refinery processes rose rapidly for the same four month period and have continued to be higher than a year ago. Natural gas prices rose to a peak of $3.85 per MMBTU for the month of January 1997 before starting to fall off in February. While prices have dropped from the high winter months, they still remain in a range which is higher than was experienced in the early to mid 1990s. Contributing to the higher operating expenses is the effort the refinery is making toward clean up of the operating area and the efficient management of the higher production rates. The additional expenses stem mainly from increased maintenance personnel, increased environmental testing and analysis and increased preventative maintenance efforts.

         Processing fees reflected a small decrease and were $162,088 for the second quarter, which is a decrease of about 2% from the same period in 1996. One unit used for toll processing remains idle at this time and another is running at the contract minimum. The fees should improve when a new customer is found for the idle unit. The refinery has found that in this period of "right-sizing", which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves.

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

         Maintenance and capital items are on schedule in accordance with the refinery's budget plan for the year. The maintenance program to install secondary seals on the tank roofs was completed during the second quarter. The design of a new control room is complete and the building will be completed in the third quarter. Refinery personnel are doing much of the work to keep the costs to a minimum. The modifications of the Chevron sponsored Aromax unit were completed in the second quarter and the unit is operating as planned.

         General and Administrative Expenses for the first six months in 1997 were $69,564 higher than for the same period in 1996, a slight increase of 7%. Interest Expense in 1997 and 1996 was practically all attributable to the debt of the refinery and increased by $42,055 in 1997 due to a larger amount of interest-bearing debt, which was a result of a major debt restructuring in October 1996 when accrued interest was rolled over into principal and the new interest rates were higher.

         In 1996, the Company concluded that its voting control of Pioche was no longer temporary and, therefore, the accounts of Pioche have been consolidated into the Company's financial statements. The Minority Interest amount in the first six months of 1997 and 1996 of $18,790 and $4,228, respectively, represents the Pioche minority shareholders portion of Pioche's losses. There has been no activity in several years on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. The losses in Pioche are attributable to the costs of maintaining the Nevada mining properties.

         A charge for Amortization of Goodwill of $69,285 per quarter during the first quarter of 1997 and the first six quarters of 1996 relates to the goodwill recognized on the purchase of the refinery in 1987. In the second quarter of 1997, the amount was only $46,162, since the goodwill amortization over the ten year period has ended. Interest Income in both periods was primarily from a short-term investment by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery. Miscellaneous Income in June 1997 includes a profit amount of approximately $48,000 applicable to the down payment portion received from the installment sale of an office building at the refinery. The sale price will be received in annual note installment payments over a ten year period with each installment payment including a portion of the total profit amount of approximately $387,000. The current portion of the discounted installment note receivable at June 30, 1997 was approximately $20,000 and the non-current portion (reflected in "Other Assets") was approximately $253,000. Offsetting this profit in June was a charge of approximately $34,000 for the write down of the value of a pipeline which had never been used by the refinery.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the acquisition in June 1987 of the refinery in Silsbee, Texas, the Company had substantially no significant operating revenues since 1972. Because of the lack of operating revenues, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue operations.

         Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company also plans to start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is engaged in the establishment of a petrochemical plant in Jubail, Saudi Arabia similar to the one at the refinery. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East. An application for an industrial license is currently being prepared for the plant and planning is underway on the development of the plant.

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

         During 1996 and the first two quarters of 1997, the Company took certain actions designed to generate additional equity capital and improve its financial condition, including: (1) the completion at October 15, 1996 of negotiations by South Hampton of a restructuring of its debt to Den norske Bank to provide for a revolving credit facility in an aggregate principal amount of up to $1,965,000; (2)the restructuring at October 15, 1996 of the indebtedness of South Hampton to Saudi Fal Co., Ltd., a Saudi Arabian limited liability company owned by a stockholder of the Company, and to American Shield Refining Company, whereby accrued interest to October 15, 1996 was added to principal, resulting in new promissory notes in the principal amounts of $1,945,773 and $1,694,605, respectively, which promissory notes are subordinated to the Den norske note; (3)approval by the Company's Board of Directors in June 1996 of the sale of up to 1 million shares of common stock through private placements at a price no less than $1.00 per share, and the approval in July 1997 by the Board for the sale of another 1 million shares at no less than $1.00 per share;
         (4)the sale of 450,000 shares of common stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company and approval of the sale of an additional 450,000 shares of common stock at $1.00 per share to the same investor, the purchase price for such additional shares being payable in monthly installments of $100,000, of which all had been received by June 30, 1997; and (5) approval of the sale of 50,000 shares of common stock at $1.00 per share to a Saudi Arabian investor which was received in January 1997.

         On June 30, 1997, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $1,740,000, with $1,440,000 classified as long-term debt. The entire balance under the

         Amended and Restated Credit Agreement is now due on December 31, 1998. Prior to the restructuring of this debt at October 15, 1996, the Agreement had been extended on a month-to-month basis pending the final approval of new terms. South Hampton has now agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime rate plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

         On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime rate plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and any accrued interest is due on December 31, 1998. The principal amount at June 30, 1997 remained at $1,945,773. No interest payments were made through June 30, 1997 and the amount of accrued unpaid interest was approximately $129,000. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

         The Company, through its subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime rate plus 1%. This resulted in a new principal amount of $1,694,605 at that time, which remained the same at June 30, 1997. No interest payments were made by the refinery to the Company through June 30, 1997 and the amount of accrued unpaid interest was approximately $112,000. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

         On September 3, 1995, the Company made a formal application to the Saudi Industrial Development Fund ("SIDF")to obtain 50% of the capital needed to finance the development of the Al Masane project. Before the loan could be approved, the Company had to obtain an industrial license for the project. This license was applied for on February 10, 1996 and was issued on December 23, 1996. The industrial license and the 1996 update to the Watts Griffis feasibility study were presented to the SIDF on December 23, 1996. A presentation by Watts Griffis of additional information requested by the SIDF was made in May 1997, and representatives of the SIDF have recently visited the Company office in Jeddah and the mining facility. Negotiations are underway toward the approval of the loan.

         At June 30, 1997, a total of approximately $1,515,000 in salaries and termination benefits accrued since 1971 was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $739,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. Also, the Company has not made all of the surface rental payments due to the Saudi Arabian government under the terms of the Al Masane Project lease. The unpaid amount of these rental payments at June 30, 1997 was approximately $426,000. The payments are being deferred to be paid by the Saudi Arabian limited liability company after it is formed. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's operations in Saudi Arabia.

         The annual meeting of the stockholders of the Company was held on May 5, 1997 for the purpose of electing six directors to serve until the next annual meeting. Directors elected at the meeting were Messrs. John A. Crichton, Hatem El-Khalidi, Harb S. Al Zuhair, Mohammed O. Al-Omair and Ghazi Sultan. Mr. Oliver W. Hammonds received only 48.7% of the shares voted and was not elected. The total number of shares voted by proxy and in person represented approximately 51% of the total shares owned and outstanding as of the record date of March 17, 1997. In June 1997, Mr. Harb S. Al Zuhair resigned from the Board, citing personal reasons. No replacements for the two directors have been made yet.

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


                     ------------------------------------




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 11, 1997                   ARABIAN SHIELD DEVELOPMENT COMPANY
      ----------------                  ---------------------------------------
                                        (Registrant)


                                        /s/ J. A. CRICHTON
                                        ---------------------------------------
                                        J. A. Crichton, Chairman of the
                                        Board of Directors

                                        /s/ DREW WILSON, JR.
                                        ---------------------------------------
                                        Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number                Description
-------               -----------

  27                  Financial Data Schedule