Form 10-Q
period 1997-09-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1997-11-12
CIK 7039

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


                      FOR QUARTER ENDING SEPTEMBER 30, 1997

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 1997: 20,656,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                  SEPTEMBER 30,1997   DECEMBER 31,
                                                    (UNAUDITED)           1996
                                                  -----------------   -------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents in U.S.             $    308,618       $    209,251
      Short-term Investments                             357,106            298,726
      Accounts Receivable (Net)                        2,989,981          2,643,691
      Inventories                                        552,944            565,346
                                                    ------------       ------------
         Total Current Assets                          4,208,649          3,717,014

   CASH IN SAUDI ARABIA                                   77,832            176,039
   REFINERY PLANT, PIPELINE & EQUIPMENT (AT COST)
      Refinery Plant, Pipeline & Equip                 5,922,882          5,758,852
      Less: Accumulated Depreciation                  (3,200,723)        (2,911,823)
                                                    ------------       ------------
            Net Equipment                              2,722,159          2,847,029

   AL MASANE PROJECT                                  33,293,598         32,882,838
   OTHER INTERESTS IN SAUDI ARABIA                     2,431,248          2,431,248
   MINERAL PROPERTIES IN THE U.S.                      1,385,358          1,418,615
   GOODWILL                                                 --              117,598
   OTHER ASSETS                                          390,413            505,566
                                                    ------------       ------------
         TOTAL ASSETS                               $ 44,509,257       $ 44,095,947
                                                    ============       ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable                              $  1,009,961       $  1,408,677
      Accrued Liabilities                                824,645            520,445
      Accrued Liabilities in Saudi Arabia              1,174,229          1,174,229
      Notes Payable                                   11,375,780         11,375,780
      Current Portion of Long-Term Debt                  898,000            992,729
      Current Portion of Long-Term
         Obligations                                      80,210            150,904
                                                    ------------       ------------
            Total Current Liabilities                 15,362,825         15,622,764

   LONG-TERM DEBT                                      3,310,773          3,544,112
   LONG-TERM OBLIGATIONS                                  21,150             35,009
   ACCRUED LIABILITIES IN SAUDI ARABIA                   755,456            714,143
   DEFERRED REVENUE                                      118,057            129,685
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY          978,384          1,003,590

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 21,456,494
      shares issued and outstanding                    2,145,649          2,095,649
   ADDITIONAL PAID-IN CAPITAL                         35,382,700         34,932,700
   RECEIVABLES FROM STOCKHOLDERS                        (126,000)          (126,000)
   ACCUMULATED DEFICIT                               (13,439,737)       (13,855,705)
                                                    ------------       ------------
         Total Stockholders' Equity                   23,962,612         23,046,644
                                                    ------------       ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                  $ 44,509,257       $ 44,095,947
                                                    ============       ============



                See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                   Three Months   Three Months      Nine Months     Nine Months
                                      Ended           Ended            Ended           Ended
                                   Sept.30,1997   Sept.30,1996     Sept.30,1997    Sept.30, 1996
                                   ------------   ------------     ------------    -------------

REVENUES:
   Refined Product Sales           $  6,459,566    $  5,727,289    $ 18,849,743    $ 15,553,465
   Processing Fees                      146,505         171,308         397,235         514,741
                                   ------------    ------------    ------------    ------------
                                      6,606,071       5,898,597      19,246,978      16,068,206

OPERATING COSTS AND EXPENSES:
   Cost of Refined Product
      Sales and Processing            5,470,319       5,156,186      16,566,461      13,862,547
   General and Administrative           618,999         534,200       1,734,621       1,580,258
   Depreciation and Amortization        100,380         174,485         425,993         518,833
                                   ------------    ------------    ------------    ------------
                                      6,189,698       5,864,871      18,727,075      15,961,638
                                   ------------    ------------    ------------    ------------

OPERATING INCOME                        416,373          33,726         519,903         106,568

OTHER INCOME (EXPENSES):
   Interest Income                       20,043           5,183          31,414          19,636
   Interest Expense                    (103,614)        (84,242)       (317,942)       (256,515)
   Minority Interest                      6,788           6,703          25,578          10,931
   Miscellaneous Income                  44,802          45,617         157,015         147,944
                                   ------------    ------------    ------------    ------------

NET INCOME BEFORE INCOME TAXES          384,392           6,987         415,968          28,564

Income Tax Expense                         --              --              --              --
                                   ------------    ------------    ------------    ------------

   NET INCOME                      $    384,392    $      6,987    $    415,968    $     28,564
                                   ============    ============    ============    ============


PER COMMON SHARE:
   NET INCOME                      $        .02    $        .01    $        .02    $        .01
                                   ============    ============    ============    ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         21,456,494      20,356,494      21,367,605      20,273,160
                                   ============    ============    ============    ============


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                      COMMON STOCK            ADDITIONAL   RECEIVABLES
                                -------------------------      PAID-IN         FROM        ACCUMULATED
                                  SHARES        AMOUNT         CAPITAL     STOCKHOLDERS      DEFICIT           TOTAL
                                ----------   ------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996      20,956,494   $  2,095,649   $ 34,932,700   $   (126,000)   $(13,855,705)   $ 23,046,644

Common Stock and Common
 Stock Subscriptions Sold          500,000         50,000        450,000                                        500,000

Net Income                                                                                      415,968         415,968
                              ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1997     21,456,494   $  2,145,649   $ 35,382,700   $   (126,000)   $(13,439,737)   $ 23,962,612
                              ============   ============   ============   ============    ============    ============




                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                            NINE MONTHS    NINE MONTHS
                                                ENDED         ENDED
                                            SEPT. 30,1997  SEPT. 30,1996
                                            -------------  -------------
OPERATING ACTIVITIES:
   Net Income                                 $ 415,968      $  28,564
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization             425,993        518,833
      Recognition of Deferred Revenue           (11,628)       (11,628)
   Effect of Changes in:
      Decrease (Increase) in Accounts
        Receivable                             (346,290)      (874,513)
      Decrease (Increase) in Inventories         12,402       (105,615)
      Decrease (Increase) in Other Assets       115,153         62,825
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities         (94,516)       635,931
   Other                                        (44,701)       (21,857)
                                              ---------      ---------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                         472,381        232,540
                                              ---------      ---------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments          (58,380)        (4,038)
   Additions to Al Masane Project              (410,760)      (343,795)
   Additions to Plant, Pipeline & Equipment    (164,030)      (177,907)
   Reduction in Mineral Properties in U.S.       33,257           --
   (Increase) Decrease in Cash in
      Saudi Arabia                               98,207        183,974
   Increase (Decrease) in Accrued
      Liabilities in Saudi Arabia                41,313         43,867
                                              ---------      ---------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                      (460,393)      (297,899)
                                              ---------      ---------

FINANCING ACTIVITIES:
   Common Stock Issued for Cash                 500,000        450,000
   Additions to Notes Payable &
      Long-Term Obligations                        --             --
   Reductions of Notes Payable &
      Long-Term Obligations                    (412,621)      (308,935)
                                              ---------      ---------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                          87,379        141,065
                                              ---------      ---------

NET INCREASE (DECREASE) IN CASH                  99,367         75,706

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          209,251        302,039
                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $ 308,618      $ 377,745
                                              =========      =========



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

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

2.       GOING CONCERN

         These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1996 and the first nine months of 1997 were the operations of South Hampton's refinery and the proceeds from stock sales to Saudi Arabian investors. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

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

3.       LEGAL PROCEEDINGS

         South Hampton, together with over twenty-five other companies, has been a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas, and in the 136th Judicial District Court in Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claim that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton entered into a settlement agreement with one of the plaintiffs on March 13, 1997, by agreeing to pay such plaintiff the amount of $45,000 in full and final settlement of all claims by such plaintiff against South Hampton. The second suit has recently been verbally settled for a similar nominal amount and the final papers are being completed.

         On August 18, 1997, the Texas Natural Resource Conservation Commission notified South Hampton that it has violated various rules and procedures and has proposed administrative penalties totaling $709,408 and recommends that South Hampton undertake certain actions necessary to bring its operations at the refinery into compliance. The violations generally relate to various air and water quality issues. South Hampton feels the penalty is greatly overstated and intends to vigorously defend against it. A preliminary hearing will be held in mid-November.

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

4.       INVENTORIES

         Inventories include the following:


                                           SEPT. 30, 1997     DEC. 31, 1996
                                           --------------     -------------
           Refinery feedstock                   $148,654          $     --
           Refined products                      404,290           565,346
                                                --------          --------
              Total inventories                 $552,944          $565,346
                                                ========          ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 1997 the carrying value of inventories approximated current cost and at December 31, 1996, current cost exceeded LIFO value by approximately $163,000.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $415,968 for the nine months ending September 30, 1997, compared to net income of $28,564 for the same period in 1996, resulting in a net income increase of $387,404 in 1997.

         For the first nine months ending September 30, 1997 and 1996, the refinery had operating income of $902,735 and $576,105, respectively and net income of $690,256 and $480,788, respectively, a net income increase in 1997 of $209,468 compared to the same prior year period. The refinery had positive cash flow from operations of $606,717 for the third quarter of 1997, which was in contrast to the comparable figure of $245,867 in 1996. Sales volume was higher in 1997 by 10.2% to 7,311,426 total gallons and the average selling price per gallon was higher than that for the third quarter of 1996 by $.025 per gallon. Feedstock prices were lower by almost $.035 per gallon average than the prices for the same period in 1996. Sales for the third quarter in 1997 continued the trend set in the first two quarters of 1997 and stayed at record volume levels for the premium pentane products. The rapidly rising feed costs for the last two months of the fourth quarter 1996 and the first two months of the first quarter of 1997, started the year off poorly, however, the refinery's strong results since March have made up for the early deficit. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up, therefore the gross margin is always squeezed for a time during periods of rapidly rising prices which affected January and February results. The reverse is true in times of falling prices. Margins are larger for a period of time until product prices start easing down. Feedstock prices began falling in late February and have continued to be competitive through September, so the third quarter resulted in good earnings which are expected to continue on into the fourth quarter.

         Expenses at the refinery for the third quarter in 1997 were higher than a year ago. In addition to rapid feedstock cost rises early in the year, the price of natural gas used to fuel the refinery processes rose rapidly for the same four month period and have continued to be higher than a year ago. Natural gas prices rose to a peak of $3.85 per MMBTU for the month of January 1997 before starting to fall off in February. While prices have dropped from the high winter months, they still remain in a range which is higher than was experienced in previous periods. The refinery has recently established a natural gas hedging program in an attempt to flatten the cost of fuel to the refinery throughout the year. Contributing to the higher operating expenses is the effort the refinery is making toward clean up of the operating area and the efficient management of the higher production rates. The additional expenses stem mainly from increased maintenance personnel, increased environmental testing and analysis and increased preventative maintenance efforts. Administrative expenses were flat or decreased slightly compared to prior periods.

         Processing fees remained flat for the year and were $146,505 for the quarter which is a decrease of about 14% from the same period in 1996. One unit used for toll processing remains idle at this time. Another has begun full production for what the customer has represented as an extended run to meet the growing demand for their product. This alone should help fees increase for the fourth quarter. Expectations are that processing fees should grow as a new customer is found for the idle unit. The refinery has found that in this period of "right-sizing", which many of the major oil and chemical companies are experiencing, there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves. The refinery is in the process of erecting four process towers to increase the capacity and capabilities of the toll processing side of the business. Completion is expected in the first quarter of 1998 with the results on net income to become evident by the end of the second quarter of 1998.

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

         Maintenance and capital items are on schedule in accordance with the refinery's budget plan for the year. The maintenance program to install secondary seals on the tank roofs was completed during the second quarter. The design of a new control room is complete and the building was completed in the third quarter. It is expected to be operational by year-end. Refinery personnel are doing much of the work to keep the costs to a minimum. The modifications of the Chevron sponsored Aromax unit were completed in the second quarter and the unit is operating as planned. The outlook for the fourth quarter is good. Sales remain firm and, as of early November, there is no immediate outlook for higher feed prices. The refinery bought feedstock ahead for the next three months to hedge against any winter spikes in prices and the natural gas hedging program should control any sudden rises in the single largest expense.

         General and Administrative Expenses for the first nine months in 1997 were $154,363 higher than for the same period in 1996, a slight increase of 10%. Interest Expense in 1997 and 1996 was practically all attributable to the debt of the refinery and increased by $61,427 in 1997 due to a larger amount of interest-bearing debt, which was a result of a major debt restructuring in October 1996 when accrued interest was rolled over into principal and the new interest rates were higher.

         In 1996, the Company concluded that its voting control of Pioche was no longer temporary and, therefore, the accounts of Pioche have been consolidated into the Company's financial statements. The Minority Interest amount in the first nine months of 1997 and 1996 of $25578 and $10,931, respectively, represents the Pioche minority shareholders' portion of Pioche's losses. There has been no activity in several years on the Pioche properties primarily due to the lack of financing for claims to be explored and developed. The losses in Pioche are attributable to the costs of maintaining the Nevada mining properties.

         A charge for Amortization of Goodwill of $115,447 during the first six months of 1997 and $207,855 during the first nine months of 1996 relates to the goodwill recognized on the purchase of the refinery in 1987. In the second quarter of 1997, the goodwill amortization over the ten year period ended. Interest Income in both periods was primarily from a short-term investment by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income in both periods primarily includes income from tank rentals, building rentals, commission income and occasional small asset sale proceeds at the refinery. Miscellaneous Income in June 1997 included a profit amount of approximately $48,000 applicable to the down payment portion received from the installment sale of an office building at the refinery. The sale price will be received in annual note installment payments over a ten year period with each installment payment including a portion of the total profit amount of approximately $387,000. The current portion of the discounted installment note receivable at September 30, 1997 was approximately $20,000 and the non-current portion (reflected in "Other Assets") was approximately $267,000. Offsetting this profit in June was a charge of approximately $34,000 for the write down of the value of a pipeline which had never been used by the refinery.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to the acquisition in June 1987 of the refinery in Silsbee, Texas, the Company had substantially no significant operating revenues since 1972. Because of the lack of operating revenues, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue operations.

         Due to the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has begun planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat of Toronto, Canada, has been appointed as owner's agent and project manager. The Company also plans to start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is engaged in the establishment of a petrochemical plant in Jubail, Saudi Arabia similar to the one at the refinery. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East.
         An industrial license for the plant has recently been received. Dialog on feedstock supply and transportation has been productive. The market is currently being reassessed to determine the optimum capacity for the facility . There has been a strong interest from a German firm who would like to participate in the development of the site with processes of their own.

         The principal assets of Pioche are an undivided interest in 48 patented and 81 unpatented mining claims and a 300 ton-per-day mill located in southeastern Nevada. Due to lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. In late 1996, Pioche was extended a proposal from a prominent mining company for the lease of its mining claims. On October 21, 1997, an "Exploration Agreement and Option to Purchase" was executed between the two parties. The agreement provides for annual payments to Pioche of $50,000 for seven years until, or unless, an option is exercised to purchase an 85% interest in the mining claims for $3,000,000. The mining company will pay all annual taxes and claim rentals and has agreed to expend at least $50,000 in exploration work each year and to drill at least one hole during the first year.

         During 1996 and the first three quarters of 1997, the Company took certain actions designed to generate additional equity capital and improve its financial condition, including: (1) the completion at October 15, 1996 of negotiations by South Hampton of a restructuring of its debt to Den norske Bank to provide for a revolving credit facility in an aggregate principal amount of up to $1,965,000; (2)the restructuring at October 15, 1996 of the indebtedness of South Hampton to Saudi Fal Co., Ltd., a Saudi Arabian limited liability company owned by a stockholder of the Company, and to American Shield Refining Company, whereby accrued interest to October 15, 1996 was added to principal, resulting in new promissory notes in the principal amounts of $1,945,773 and $1,694,605, respectively, which promissory notes are subordinated to the Den norske note; (3)approval by the Company's Board of Directors in June 1996 of the sale of up to 1 million shares of common stock through private placements at a price no less than $1.00 per share, and the approval in July 1997 by the Board for the sale of another 1 million shares at no less than $1.00 per share; (4)the sale in 1996 of 450,000 shares of common stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company and the sale in 1997 of an additional 450,000 shares of common stock at $1.00 per share to the same investor; and (5) the sale in January 1997 of 50,000 shares of common stock at $1.00 per share to a Saudi Arabian investor.

         At September 30, 1997, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $1,665,000, with $1,365,000 classified as long-term debt. The entire balance under the Amended and Restated Credit Agreement is now due on December 31, 1998. Prior to the restructuring of this debt at October 15, 1996, the Agreement had been extended on a month-to-month basis pending the final approval of new terms. South Hampton has now agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime rate plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

         On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime rate plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and accrued interest is due on December 31, 1998. The principal amount at September 30, 1997 remained at $1,945,773. No interest payments have been made through September 30, 1997 and the amount of accrued unpaid interest was approximately $175,000. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

         The Company, through its subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime rate plus 1%. This resulted in a new principal amount of $1,694,605 at that time, which remained the same at September 30, 1997. No interest payments have been made by the refinery to the Company through September 30, 1997 and the amount of accrued unpaid interest was approximately $153,000. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

         On September 3, 1995, the Company made a formal application to the Saudi Industrial Development Fund ("SIDF")to obtain 50% of the capital needed to finance the development of the Al Masane project. Before the loan could be approved, the Company had to obtain an industrial license for the project. This license was applied for on February 10, 1996 and was issued on December 23, 1996. The industrial license and the 1996 update to the Watts Griffis feasibility study were presented to the SIDF on December 23, 1996. A presentation by Watts Griffis of additional information requested by the SIDF was made in May 1997, and representatives of the SIDF have recently visited the Company office in Jeddah and the mining facility. Negotiations are continuing toward the approval of the loan, and the Company is in the process of forming the Saudi limited liability company in whose name the mining lease will be transferred.

         In May 1996, the Company entered into a one-year agreement with two Saudi Arabian advisors to assist the Company in obtaining financing for the Al Masane project. The advisors assisted in obtaining the industrial license in December 1996 and in obtaining some of the equity funds for the proposed Saudi limited liability company. The agreement was terminated by the Company in August 1997 according to its terms and negotiations are being held to complete a new agreement.

         At September 30, 1997, a total of approximately $1,531,000 in salaries and termination benefits accrued since 1971 was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $755,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. Also, the Company has not made all of the surface rental payments due to the Saudi Arabian government under the terms of the Al Masane Project lease. The unpaid amount of these rental payments at September 30, 1997 was approximately $426,000. The payments are being deferred to be paid by the Saudi Arabian limited liability company after it is formed. In addition, the Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these license requirements will not have any effect on the Company's operations in Saudi Arabia.

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

         A major component of the Company's activities relates to the acquisition, exploration and development of mineral deposits. There can be no assurance that the Company will successfully develop any of its properties, and if developed, whether the mineral acquisition, exploration and development costs incurred will ultimately be recovered. The recovery of such costs is dependent upon a number of future events, some of which are beyond the control of the Company. The ability of the Company to develop any of these properties is dependent upon obtaining additional financing as may be required and, ultimately, its financial success depends on its ability to attain successful operations from one or more of its projects. Company management is devoting a significant amount of its attention to addressing the Company's immediate and longer term needs.

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


DATE: November 6, 1997                      ARABIAN SHIELD DEVELOPMENT COMPANY
     -----------------                      ------------------------------------
                                            (Registrant)


                                            /s/ J. A. CRICHTON
                                            ------------------------------------
                                            J. A. Crichton, Chairman of the
                                            Board of Directors

                                            /s/ DREW WILSON, JR.
                                            ------------------------------------
                                            Drew Wilson, Jr. Secretary/Treasurer

                                INDEX TO EXHIBITS

Exhibit
Number                Description
------                -----------
27                    Financial Data Schedule
