Form 10-K
period 1997-12-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1998-04-14
CIK 7039

                                   Form 10-K


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 16, 1998: 20,721,494.

         The aggregate market value on March 16, 1998 of the registrant's voting securities held by non-affiliates was $26,194,149.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (a) Selected portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997.
                 - Parts II and IV

         (b) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 15, 1998.
                 - Part III

                                     PART I

Item 1.  Business.

General

         Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967 and is principally engaged in the refining of various specialty petrochemical products and developing various mineral properties. All of its mineral properties are undeveloped and require significant capital expenditures before any commercial operations are commenced. The Company has operations in both the United States and Saudi Arabia. The Company's undeveloped mineral interests are primarily located in Saudi Arabia.

         The Company, through its indirect wholly owned subsidiary, South Hampton Refining Company ("South Hampton"), owns and operates a specialty products refinery which is the Company's only significant revenue producing asset.

         The Company holds a mining lease covering a 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. In a 1996 update to the 1994 full bank feasibility study of the Al Masane lease area conducted by an independent mining consulting firm, the consultants estimate the total capital costs of the Al Masane project to be $88.6 million. The Company and its Saudi Arabian advisors are in the process of forming a Saudi limited liability company to own and operate the project. On November 5, 1997, the Company and the Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors, initialed a joint venture agreement to form a Saudi limited liability company which will be owned 50% by the Company and 50% by Al Mashreq. The new company, called "The Arabian Shield Company for Mining Industries Ltd.", is now under formation, and has applied to the Saudi Ministry of Commerce for a charter to operate the mine. The Company is diligently pursuing the financing of the project so that commercial production can begin as contemplated in the updated feasibility study. There can be no assurance that adequate capital for the project can be obtained in
order for commercial production to begin as contemplated.   The ultimate
recovery of mineral exploration and development costs of the Company's other mineral properties cannot presently be determined.

         Saudi Arabian Activities. On May 22, 1993, the Company was granted a 30-year mining lease covering a 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia.

         The Company was granted exploration licenses for the Wadi Qatan and Jebel Harr areas in southwestern Saudi Arabia, approximately 30 kilometers east of the Al Masane area, in 1971 and 1977, respectively. The exploration licenses by their terms have expired, and although Saudi Arabian government officials have orally advised the Company that the licenses will be extended as long as mineral exploration is being carried out on the areas which they cover, formal extensions from the government have not been obtained and there can be no assurance that the Company's license rights will be honored. The Company remains a party to an agreement with the Petroleum and Mineral Organization ("Petromin"), the official mining and petroleum company of the Saudi Arabian government, which governs the rights of the parties if an exploration license is converted into a mining lease. When financing for the Al Masane project is completed, the Company plans to make an application for an expanded exploration license for an area of approximately 2,800 square kilometers which includes the original Greater Al Masane area and the Wadi Qatan and Jebel Herr areas. See
Item 2. Properties.

         In May 1993, the Company had discussions with Chevron Chemical Company regarding the Company's proposal to purchase 5,000 barrels per day of mixed pentanes from an Aromax(R) petrochemical project to be built in Jubail, Saudi Arabia by Chevron Chemical in a joint venture with Saudi Venture Capital Group
(SVCS). The Company and some Saudi partners, all of whom are directors and/or stockholders of the Company, plan to form a Saudi limited liability company which will build and manage a processing plant located next to the Aromax(R) plant in Saudi Arabia. The Company would have a 25% interest in the limited liability company and would manage the plant. The plant will be similar to the South Hampton refinery in producing purified pentanes from a feedstock of mixed pentanes obtained from the Aromax(R) plant. Chevron Chemical advised the Company by letter in July 1993 that Chevron Chemical and SVCS jointly agreed to commit to supply the proposed pentane project with up to 5,000 barrels per day of mixed pentane feedstock. Engineering and marketing studies of the project made in 1994 by outside consultants reflected positive results. Planning then began toward the construction and operation of the Aromax(R) plant. The Aromax(R) plant received final approval from the Saudi Arabian government in March 1996 and Chevron Chemical began construction soon thereafter. The source of feedstock supply to the Aromax(R) plant has changed resulting in Chevron Chemical and SVCS being unable to supply the proposed processing plant. The Company has held discussions with several Saudi Arabian companies regarding feedstock and transportation arrangements, although there can be no assurances that any such arrangements can be made. The Company applied for and received a license to build the proposed processing plant and further planning and design work are underway.

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

         United States Activities. The Company has two direct wholly owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton, and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a special products refinery near Silsbee, Texas. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also beneficially owns approximately 52%, and directly owns approximately 44%, of the capital stock of an inactive Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche").

Al Masane Project

         Prior Feasibility Studies. In the years following the granting of the exploration licenses in August 1971, substantial geological and geophysical work was accomplished on the Al Masane and Wadi Qatan license areas. Core drilling on the licensed areas and studies conducted by independent consulting firms indicated that the copper, zinc, gold and silver prospects at Al Masane had a chance of being put into production sooner than the nickel prospect at Wadi Qatan. Metallurgical tests also showed difficulty in separating the nickel at Wadi Qatan. During 1977, a pre-feasibility mining study was conducted at Al Masane by the mining consulting firm of Watts, Griffis and McOuat Limited of Toronto, Canada ("WGM"). WGM concluded that the Al Masane prospect should be further developed and recommended an extensive development program for the area.

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

         WGM prepared an economic analysis of the project utilizing cash flow projections. In the feasibility study, WGM recommends that the Company bring the Al Masane mine into production.

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

         The base case assumes the corporate structure of the entity to be formed to operate the project, currently planned to be a Saudi limited liability company, will be owned 50% by the Company and 50% by Saudi Arabian investors and that the owners of this entity would contribute an aggregate of $21.2 million to the cost of the project. The base case further assumes financing for the project from commercial loans in the aggregate amount of $21.2 million bearing interest at the rate of 8% per year and a loan in the amount of $43.8 million from the Saudi Industrial Development Fund ("SIDF") repayable in equal annual installments over the initial life of the mine. The remainder of the project financing would be contributed by cash generated by the operation of the project. The base case assumes that the $11 million loan outstanding to the Saudi Arabian government will be paid by the Company in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.05 per pound for copper,

$.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 13.1%, the Company's and the Saudi Arabian investors' internal rates of return would be 27.3% and 12.1%, respectively, and projected net cash flow from the project of $95.1 million. The 1994 feasibility study base case showed the project would realize a 14.05% internal rate of return. Cash flow under the base case is exclusive of income tax as the base case assumes that any such tax would be paid by individual investors and not by the project. Assuming a 10% discount rate, the net present value of the project as shown in the update is $12.16 million compared to the $15.5 million net present value of the project shown in the 1994 feasibility study. Based on the update, WGM believes that the economic analysis shows that the project remains viable.

         Project Financing and Mining Lease. The 1996 update to the 1994 feasibility study shows the estimated total capital cost to bring the Al Masane project into production to be $88.6 million. At the present time, the Company does not have sufficient funds to bring the project into production. The Company and its Saudi Arabian advisors are in the process of forming a Saudi limited liability company to own and operate the project. On November 5, 1997, the Company and Al Mashreq initialed a joint venture agreement to form a Saudi limited liability company which will be owned 50% by the Company and 50% by Al Mashreq. The new company, called "The Arabian Shield Company for Mining Industries Ltd.", is now under formation, and has applied to the Saudi Ministry of Commerce for a charter to operate the mine.

         On May 20, 1996, the Company entered into a Financial and Legal Services and Advice Agreement with Nasir Ali Kadasah, for legal advice, and Dar Al Khaleej, for research and economic advice. The purpose of this agreement was for the two Saudi Arabian advisors to assist the Company in obtaining financing for the Al Masane project. To this end, the agreement contemplated that the Saudi Arabian advisors would perform the following:

         1. The formation of a Saudi limited liability company, 50% of which would be owned by the Company and the remaining 50% of which would be owned by Saudi Arabian investors who will contribute 25% of the total capital cost of the project.

         2. Obtain an industrial license for the project from The Ministry of Industry and Electricity. This license was a necessary prerequisite for obtaining an interest-free loan from the SIDF to fund 50% of the capital cost of the project.

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

         The agreement provided that the Saudi Arabian advisors would be solely responsible for the performance of the foregoing obligations and that the Company had no obligation therefor.

         As consideration for performing these obligations, the Company agreed to pay Mr. Kadasah and Dar Al Khaleej $10,000 each upon the issuance of the industrial license and Mr. Kadasah $10,000 upon approval of the loan by the SIDF. The Company also agreed to issue to Mr. Kadasah and Mr. Tawfiq Abdulaziz Al-Sowailim, as agent for Dar Al Khaleej, up to 1,025,000 and 975,000 shares of the Company's Common Stock, respectively, and to grant Mr. Kadasah and Mr. Tawfiq Abdulaziz Al-Sowailim, as agent for Dar Al Khaleej, options to purchase up to 1,425,000 and 875,000 shares of the Company's Common Stock, respectively. The Company was obligated to issue such shares and grant such options in designated amounts upon completion of each of the foregoing obligations. The issuance of the shares would be for consideration consisting solely of services rendered to the Company. The options are immediately exercisable on the date of grant, have a five-year term commencing on the date of formation of the Saudi limited liability company and an exercise price of $1.00 per share. On December 3, 1996, the industrial license was issued to the Company and its Saudi Arabian advisors. As a result, the Company paid the advisors $20,000 in the aggregate and was obligated at December 31, 1997 to issue to these advisors 300,000 shares of the Company's Common Stock in the aggregate and options to purchase 345,000 shares of the Company's Common Stock in the aggregate having an exercise price of $1.00 per share. The agreement was terminated in August 1997 and negotiations are being held to complete a new agreement, although there can be no assurances that any such agreement can be reached.

         A loan application was submitted to SIDF on September 30, 1995 and conditional approval was received on December 17, 1997 for a $38.08 million loan. The SIDF makes interest-free loans to industrial projects in Saudi Arabia and charges a 2.5% service fee. The Company believes that it may also be able to finance the remaining cost of the project through arrangements with suppliers and equipment manufacturers, custom smelters and additional debt or equity financing secured by the Company, however, there can be no assurances to that effect.

         The joint venture agreement with Al Mashreq contemplates the formation of a new Saudi limited liability company, "The Arabian Shield Company for Mining Industries Ltd.", to be owned 50% by the Company and 50% by Al Mashreq. As contemplated, the Saudi limited liability company will be responsible for the construction and operation of the mining facilities. Title to the mining lease would be transferred to the Saudi limited liability company. The joint venture agreement further contemplates the Company transferring its beneficial interest in the Al Masane project to the Saudi limited liability company when title to the mining lease is transferred to the Saudi limited liability company. The Company and Al Mashreq agree to attempt to obtain financing for the project, and that if firm commitments for such financing on acceptable terms are not obtained by November 5, 1998, either party may terminate the agreement without liability, except that the Company will return to Al Mashreq any consideration paid for the assignment of the beneficial interest in the project and full title to the mining lease will revert to the Company.

         Pursuant to the mining lease agreement, when the profitability of the project is established, the Company is obligated to form a Saudi public stock company with Petromin. It is contemplated that the Saudi limited liability company then will be transformed into a Saudi public stock company, that the Company and Al Mashreq will own no less than 50% of the shares of the Saudi public stock company, that Petromin will have an option to acquire up to 25% of the shares and that the remaining shares will be offered for sale in Saudi Arabia pursuant to a public subscription. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company. Responsibility for the repayment of the $11 million loan from the Saudi Arabian government will remain with the Company. In December 1994, the Company received instructions from the office of the Minister of Petroleum and Mineral Resources stating that it is possible for the Company to form the Saudi public stock company without Petromin but that the sale of stock to the Saudi public could occur only after two years of profits from commercial operations of the mine. The instructions added that Petromin will still have the right to purchase shares in the Saudi public stock company any time it desires.

         As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the $11 million loan secured by the Company from the Saudi Arabian government. The mining lease provides that the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of project cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company agreed to pay in advance a surface rental at the rate of ten thousand Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. The Company has made all rental payments under the lease. It is contemplated that responsibility for the payment of all future rental payments would be assumed by the Saudi limited liability company when title to the Al Masane mining lease is transferred to it. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. Under the Saudi Arabian Mining Code, income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase the Company's whole production of gold or any part thereof from the project. The lease also gives the Saudi Arabian government the right to purchase up to 10% of the Company's annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. The lease contains provisions requiring that preference be given to Saudi Arabian suppliers and contractors and that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

         Reference is made to the map on page 13 of this Report for information concerning the location of the Al Masane project.

Other Exploration Areas in Saudi Arabia

         During the course of the exploration and development of the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and is planning to apply for an additional exploration license for these areas. With respect to these other areas, the Company has an agreement with Petromin which governs the rights of the parties if the exploration licenses granted to the Company are converted into a mining lease. Under this agreement, Petromin is granted an option to acquire, at any time, a 25% interest in any project to mine minerals in Saudi Arabia the exploration for which has been conducted under the exploration licenses.

U.S. Mineral Interests

         The Company's mineral interests in the United States include its equity interest in the Coal Company and Pioche. The Coal Company no longer owns or holds any mineral interests and is presently inactive. The future of the Coal Company's operations is uncertain. Pioche has been inactive for many years, but in October 1997, Pioche entered into an Exploration Agreement and Option to Purchase with a large mining company which provides for annual payments to Pioche of $50,000 for seven years until, or unless, the mining company exercises an option to purchase an 85% interest in the mining claims for $3 million. The agreement can be terminated upon 60 days written notice by the mining company. The mining company has agreed to expend at least $50,000 in exploration work each year and to drill at least one hole in the first year.

Special Products Refinery

         South Hampton owns and operates a special products refinery near Silsbee, Texas and currently employs 50 people. The refinery is presently devoted to specialized processing activities. The refinery currently consists of seven operating units which, while interconnected, make distinct products through differing processes: (i) a pentane-hexane unit; (ii) a catalytic reformer; (iii) an aromatics hydrotreating and fractionation unit; (iv) a cyclopentane unit; (v) an Aromax(R) unit; (vi) an aldehyde hydrogenation unit; and (vii) a specialty fractionation unit. All of these units are presently in operation.

         The design capacity of the pentane-hexane unit is approximately 2,200 BPD of feedstock. The unit averaged 1,945 barrels per stream day during 1997. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using platinum-rhenium catalyst which produces an aromatics concentrate used as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 4,000 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit averaged 417 barrels per stream day during 1997.

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

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 192 barrels per stream day during 1997.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a higher aromatic hydrocarbon content. The aromax unit capacity is 400 BPD and uses a by-product of the pentane-hexane unit as feedstock. The unit operates according to the feedstock supplied from the pentane-hexane unit and the other hydrotreaters. The unit averaged throughput of 122 barrels per stream day during 1997. Chevron Research has agreed to continue development of the Aromax(R) process. The unit has continued to successfully operate as designed.

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

         Gulf State owns and operates three 8" pipelines aggregating approximately 50 miles in length which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at the marine terminal.

Revenues and Financing

         The Company's revenues and cash flows have been insufficient to meet its debt service and capital expenditure requirements. Accordingly, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue development and other investing activities.


         In 1995, the Company (i) negotiated an extension until April 30, 1996 of the maturity of the Amended and Restated Credit Agreement with Den norske Bank AS, (ii) borrowed $721,000 in the aggregate from four individuals, including a stockholder of the Company who is the Vice Chairman of National Mining Company, a stockholder of the Company, the President and Chief Executive Officer of the Company and a relative of such executive officer, pursuant to loans payable on demand two years after their issuance bearing interest at LIBOR plus 2%, such lenders having the option for a period of five years from the date of the loan to convert the principal amount of the loan and all accrued interest into shares of the Company's Common Stock at the rate of $1.00 per share, (iii) received $50,000 payment on a stockholder receivable from a 1993 sale of shares of its Common Stock to a private Saudi company controlled by a director and (iv) granted the President and Chief Executive Officer of the Company an option to convert at any time $400,000 of deferred compensation for services rendered to the Company into shares of the Company's Common Stock at the rate of $1.00 per share.

         In 1996, the Company (i) through South Hampton negotiated an Amended and Restated Credit Agreement with Den norske Bank ASA, amending and restating the then outstanding credit agreement to provide for a revolving credit facility in an aggregate principal amount of up to $1,965,000, (ii) restructured certain indebtedness of South Hampton owed to Saudi Fal Co., Ltd., a limited liability company owned by a stockholder of the Company ("Saudi Fal"), and the Refining Company pursuant to promissory notes in the original principal amounts of $1,945,773.49 and $1,694,605.08, respectively, which promissory notes are subordinated to the Amended and Restated Credit Agreement with Den norske Bank ASA, (iii) approved the sale of up to 1 million shares of the Company's Common Stock through private placements at a price no less than $1.00 per share, (iv) sold 450,000 shares of the Company's Common Stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company and approved the sale of an additional 450,000 shares of the Company's Common Stock at $1.00 per share to the same investor, the purchase price for such additional shares being payable in monthly installments of $100,000 and (v) approved the sale of 50,000 shares of the Company's Common Stock to a Saudi Arabian investor.

         During 1997, the Company took certain actions designed to generate additional equity capital and improve its financial condition, including: (i) approval by the Company's Board of Directors in August 1997 of the sale of up to 1 million shares of the Company's Common Stock through private placements at a price no less than $1.00 per share; (ii) the sale of 450,000 shares of the Company's Common Stock at $1.00 per share to a Saudi Arabian investor who is a stockholder of the Company; (iii) the sale of 50,000 shares of the Company's Common Stock at $1.00 per share to a Saudi Arabian investor; (iv) the issuance of 10,000 shares of its Common Stock at $1.375 per share pursuant to an option exercise by an officer of the Company; (v) the issuance of 345,000 shares of its Common Stock in exchange for the cancellation of certain indebtedness; (vi) borrowing $200,000 from a Saudi Arabian investor pursuant to a two- year demand promissory note bearing interest at prime plus 2% per annum; (vii) the sale by South Hampton Refining Company, an indirect, wholly owned subsidiary of the Company ("South Hampton"), in June 1997 of an office building to a third party for approximately $695,000, on terms which included a ten-year promissory note having a principal amount of $610,000 and bearing interest at 9% per annum; and
(viii) receiving conditional approval for a $38.08 million loan from the SIDF.

         It may be necessary to secure funds to continue operations through the sale of portions of the Company's properties, its investments or a portion of the Company's interest therein. There are no assurances that these sales could be arranged or that sufficient additional equity or debt financing can be obtained.

         On October 15, 1996, South Hampton entered into an Amended and
Restated Credit Agreement (the "Credit Agreement") with Den norske Bank ASA
(the "Bank"), amending and restating the then outstanding credit agreement to provide for a revolving loan facility in an aggregate principal amount of up to $1,965,000. The Bank's commitment to make funds available under the credit facility will be reduced by (i) $75,000 on the last day of each fiscal quarter commencing December 31, 1996 and (ii) the amount of any distribution by South Hampton to Saudi Fal, the Company, the Refining Company or TOCCO in excess of amounts permitted under the Credit Agreement. Advances under the Credit Agreement may not at any time exceed the lesser of the commitment or a borrowing base calculated based upon the cash collateral account, eligible accounts receivable and inventory. Interest is payable monthly in arrears on all outstanding advances under the credit facility at the Bank's prime lending rate, as in effect from time to time, plus 1%. Principal and accrued and unpaid interest was payable on December 31, 1998, but in March 1998 the maturity date was extended to December 31, 1999. Subject to certain conditions and South Hampton maintaining various financial covenants and ratios, the Credit Agreement permits South Hampton to make distributions to (i) Saudi Fal, the Company, the Refining Company and TOCCO for legal, auditing and accounting fees attributable to the operations of South Hampton in an annual aggregate amount not in excess of $60,000, (ii) Saudi Fal and the Company in respect of accrued interest on any debt owned by South

Hampton to Saudi Fal or the Company in an amount not in excess of $17,500 per month and (iii) Saudi Fal and the Company in respect of principal on any debt owed by South Hampton to Saudi Fal or the Company. The Credit Agreement is secured by all of the assets of South Hampton and Gulf State and all of the issued and outstanding shares of TOCCO, South Hampton and Gulf State. South Hampton is required to collect all receivables through a cash collateral account at a local bank.

         In connection with South Hampton's entry into the Credit Agreement with the Bank, South Hampton issued a Second Lien Promissory Note to Saudi Fal and a Third Lien Promissory Note to the Refining Company in the original principal amounts of $1,945,773.49 and $1,694,605.08, respectively, evidencing certain indebtedness of South Hampton owed to such parties. The promissory notes bear interest at the Bank's prime lending rate, as in effect from time to time, plus 1%. Interest only is due and payable monthly on the promissory notes, and the entire unpaid balance of principal and accrued and unpaid interest was due on December 31, 1998, but in March 1998 the maturity date was extended to December 31, 1999. The promissory notes are secured by all of the assets of South Hampton and Gulf State. The promissory notes and related liens are subordinated to the Credit Agreement. The promissory note issued to the Refining Company and related liens are subordinate to the promissory note issued to Saudi Fal.

         The refinery had operating income of approximately $1,868,000, before depreciation and amortization of approximately $420,000, on gross refined product sales of approximately $25,600,000 for the 1997 fiscal year compared with operating income of approximately $655,000, before depreciation and amortization of approximately $413,000, on gross refined product sales of approximately $21,367,000 for the 1996 fiscal year and operating income of approximately $916,000, before depreciation and amortization of approximately $396,000, on gross refined product sales of approximately $17,742,000 for the 1995 fiscal year.

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

Personnel

         In order to conserve all available funds, the Company continues to keep its general and administrative personnel to a minimum. Its only officers resident in the United States are Mr. John A. Crichton, Chairman of the Board, Mr. Jonathan Cocks, Vice President, and Mr. Drew Wilson, Jr., Secretary and Treasurer. The other employees of the Company, numbering approximately 28, consist of the office personnel and field crews conducting core drilling and other exploration activities in Saudi Arabia under the supervision of Mr. Hatem El-Khalidi, President and Chief Executive Officer of the Company. South Hampton currently employs 50 persons.

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

         Other Saudi Arabian Areas. In 1971, the government of Saudi Arabia awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in August of 1977 covering an area to the north of Wadi Qatan at Jebel Harr. The licenses have expired by their terms, and although the Company has received verbal assurance from Saudi Arabian government officials that the licenses will be extended as long as exploratory work is being carried out on the areas which they cover, formal extensions from the government have not been obtained.

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

         Reference is made to the map on page 13 of this Report for information concerning the location of the foregoing areas.

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

Nevada Mining Properties

         There are 48 patented and 81 unpatented claims totaling approximately 3,600 acres in the Pioche properties. All the claims are located in the Pioche District, Lincoln County, in southeastern Nevada. There are prospects and mines on these claims which formerly produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). In October 1997, Pioche entered into an Exploration Agreement and Option to Purchase with a large mining company which provides for annual payments to Pioche of $50,000 for seven years until, or unless, the mining company exercises an option to purchase an 85% interest in the mining claims for $3 million. The agreement can be terminated upon 60 days written notice by the mining Company. The mining company has agreed to expend at least $50,000 in exploration work each year and to drill at least one hole in the first year.

         There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation.

Colorado Coal Properties

         The Coal Company had a net operating loss carryforward of approximately $5.9 million at December 31, 1997 which is limited to any future net income.

Offices

         The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy. The Company also leases a house in Jeddah which is used as a technical office and for staff housing. The Company continues to lease office space in an office building in Dallas, Texas on a month-to-month basis. It also has a base camp and accompanying facilities and equipment at its license areas in Saudi Arabia.

Item 3.  Legal Proceedings.

         South Hampton, together with over twenty-five other companies, was a defendant in two proceedings pending in the 60th Judicial District Court in Jefferson County, Texas and in the 136th Judicial District Court of Jefferson County, Texas, respectively, brought on July 21, 1993 and July 18, 1994, respectively, by two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas, claiming illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Plaintiffs claimed that the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjects each and all of them to liability for unspecified actual and punitive damages. South Hampton entered into settlement agreements with the two plaintiffs in March 1997 and January 1998, respectively, by agreeing to pay each plaintiff the amount of $25,000 in full and final settlement of all claims by each such plaintiff against South Hampton. A lawsuit by another former Goodyear employee was filed in a Jefferson County District Court on December 16, 1997 alleging the same injuries and seeking unspecified actual and punitive damages. South Hampton intends to vigorously defend against this lawsuit.

         In 1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check the groundwater under the spill area. Based on the results, estimated costs of $60,000 were accrued at December 31, 1996 to cover the recovery and remediation activity expected to take place in 1997. However, no action was taken other than further study, and another $50,000 was accrued at December 31, 1997 for a total of $110,000. This amount is considered adequate in that various alternative and less expensive means of recovery are being developed. Approximately $85,000 has been expended over a three-year period to develop recovery alternatives. The consulting engineers expect approximately 10,000 barrels of recoverable material may be available to South Hampton for use in their refining process, but no reduction has been made in the accrual for estimated remediation costs due to the uncertainties relating to the recovery process. There can be no assurances that any such recovery can be made.

         In November 1996, South Hampton agreed to a proposed settlement with the TNRCC's Air Permit Section for various alleged violations identified during the 1991 through 1994 inspections. An agreed fine of $50,000 in the aggregate was paid in 1997 and 1996. South Hampton vigorously denied many of the allegations in the settlement document, but determined that further protest of the TRNCC's interpretation and application of the rules would result in higher expenses.

         On August 18, 1997, the Executive Director of the TNRCC filed a preliminary report and petition with the TNRCC recommending that the TNRCC enter an enforcement order assessing administrative penalties against and requiring certain actions of South Hampton. The TNRCC alleges that South Hampton has violated various TNRCC rules, TNRCC permits issued to South Hampton, a TNRCC order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TNRCC's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TNRCC's industrial and hazardous waste rules. The Executive Director of the TNRCC recommends that the TNRCC enter an order assessing administrative penalties against South Hampton in the amount of $709,408, and recommends that the TNRCC order South Hampton to undertake such actions as are necessary to bring its operations at its refinery and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TNRCC rules, permits and orders. South Hampton intends to vigorously defend against this proceeding. A preliminary hearing was held in November 1997, but no further action has been taken to date.

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

         Late in 1994, articles were published in two prominent Yemen newspapers in which Yemen Hunt Oil Company, a wholly owned subsidiary of Hunt Oil Company of Dallas, Texas ("Yemen Hunt"), was accused of obtaining a petroleum production sharing agreement in Yemen in 1981 through the corruption of Yemen officials in order to exclude the application of the Company and its then partner, Dorchester Gas Company, from consideration for the same area. A letter to the editor of one of these newspapers, published on December 7, 1994 and signed by the executive vice president of Yemen Hunt, after explicitly mentioning the Company and Dorchester Gas Company, stated that "[Yemen Hunt] knows well those suspicious companies who are mainly engaged in political activities for the purpose of undermining the economic interest of Yemen...."
On December 26, 1995, the Company filed a complaint of criminal libel with the Yemen Attorney General for Publications in Sana'a, Yemen against Yemen Hunt, alleging that Yemen Hunt, in its published letter to the prominent Yemen newspaper, had criminally libeled the Company, which, if not addressed, could seriously affect the business and reputation of the Company and its employees in the Middle East. In October 1996, the Company received the official decision from the Deputy Attorney General for Publications of Yemen which stated that, after taking the statement of the President of the Company and the statement of the chief of the legal department of Yemen Hunt, it was evident that the letter from Yemen Hunt published in the Yemen newspaper on December 7, 1994 was libelous to the Company. However, since the four month statute of limitations period under Yemen criminal law had run, Yemen Hunt could not be prosecuted for criminal libel. The Company intends to vigorously pursue the matter under the civil libel laws of Yemen.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company' stockholders during the fourth quarter of 1997.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         This information is set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" of the Company's 1997 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

         This information is set forth under the caption "Selected Financial Data" for each of the five years in the period ended December 31, 1997, of the Company's 1997 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

         This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         This information is set forth under the caption "Other
Matters-Quantitative and Qualitative Disclosures About Market Risks" of the Company's Annual Report to Stockholders filed herein as Exhibit 13, which portion of such Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company including the independent auditor's report thereon of the Company's 1997 Annual Report to Stockholders filed herein as Exhibit 13, are incorporated herein by reference.

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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a)      1.       The following financial statements are incorporated by
                  reference from the Company's 1997 Annual Report to Stockholders filed herein as Exhibit 13:

                  Reports of Independent Accountants.
                  Consolidated Balance Sheets dated December 31, 1997 and 1996. Consolidated Statement of Operations for the three years ended
                   December 31, 1997.
                  Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1997.
                  Consolidated Statement of Cash Flows for the three years ended
                   December 31, 1997.
                  Notes to Consolidated Financial Statements.

         2. The following financial statement schedules are filed with this Report:

                  Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997.

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

                  10(h) Addendum to the Agreement Relating to AROMAX(R) Process -- Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

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

                  10(o) Amended and Restated Credit Agreement dated October 15, 1996 between South Hampton Refining Company and Den norske Bank ASA, together with related Promissory Note, Ratification of Security Agreement, Ratification of Pledge Agreement, Ratification of Assignment of Insurance, Subordination Agreement,

                           Termination Agreement, Ratification of Subordination Agreement, Renewal, Extension and Modification Agreement, Second Lien Promissory Note and Third Lien Promissory Note of even date therewith (incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-6247)).

                  10(p) Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-6247)).

                  10(q) Financial and Legal Services and Advice Agreement dated May 20, 1996 by and among Nasir Ali Kadasah, Dar Al Khaleej and the Company, as amended by Letter Agreement dated March 3, 1997 (incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-6247)).

                  10(r) Joint Venture Agreement dated November 5, 1997 initialed by Al Mashreq Company for Mining Investments and the Company.

                  10(s) Exploration Agreement and Option to Purchase dated as of October 21, 1997 between Homestake Mining Company of California and Pioche-Ely Valley Mines, Inc.

                  10(t) Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 31, 1997 between South Hampton Refining Company and Den norske Bank ASA.

                  13       1997 Annual Report to Stockholders.

                           With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, 8 and 14 of this Form 10-K, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                  21 Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No. 0-6247)).

                  27       Financial Data Schedule.

         (b) The following report on Form 8-K was filed during the last quarter of the period covered by this Report:

               Current Report on Form 8-K dated October 30, 1997.

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


                                       ARABIAN SHIELD DEVELOPMENT COMPANY


                                       By: /s/ HATEM EL-KHALIDI
                                          --------------------------------------
                                          Hatem El-Khalidi, President
                                          and Chief Executive Officer



Dated:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 30, 1998.



Signature                                              Title
---------                                              -----

/s/ HATEM EL-KHALIDI                   President, Chief Executive Officer and
-----------------------------          Director (principal executive officer)
Hatem El-Khalidi



/s/ DREW WILSON, JR.                   Secretary and Treasurer
-----------------------------          (principal financial and accounting
Drew Wilson, Jr.                        officer)



/s/ JOHN A. CRICHTON                   Chairman of the Board and Director
-----------------------------
John A. Crichton



/s/ MOHAMMED O. AL-OMAIR               Director
-----------------------------
Mohammed O. Al-Omair


/s/ GHAZI SULTAN                       Director
-----------------------------
Ghazi Sultan

                        EXHIBIT INDEX

                                                                            PAGE

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

                                                                            PAGE

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

10(h)    Addendum to the Agreement Relating to AROMAX(R)
         Process -- Second Commercial Demonstration dated
         June 13, 1989 by and between Chevron Research
         Company and South Hampton Refining Company
         (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No.
         0-6247)).

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

                                                                            PAGE

10(o) Amended and Restated Credit Agreement dated October 15, 1996 between South Hampton Refining Company and Den norske Bank ASA, together with related Promissory Note, Ratification of Security Agreement, Ratification of Pledge Agreement, Ratification of Assignment of Insurance, Subordination Agreement, Termination Agreement, Ratification of Subordination Agreement, Renewal, Extension and Modification Agreement, Second Lien Promissory Note and Third Lien Promissory Note of even date therewith (incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-6247)).

10(p) Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-6247)).

10(q) Financial and Legal Services and Advice Agreement dated May 20, 1996 by and among Nasir Ali Kadasah,
         Dar Al Khaleej and the Company, as amended by Letter Agreement dated March 3, 1997 (incorporated by reference to Exhibit 10(cc) to the Company's
         Annual Report on Form 10-K for the year ended
         December 31, 1996 (File No. 0-6247)).

10(r) Joint Venture Agreement dated November 5, 1997 initialed by Al Mashreq Company for Mining Investments and the Company.

10(s) Exploration Agreement and Option to Purchase dated as of October 21, 1997 between Homestake Mining Company of California and Pioche-Ely Valley Mines, Inc.

10(t)    Amendment No. 1 to Amended and Restated Credit
         Agreement dated as of December 31, 1997 between South
         Hampton Refining Company and Den norske Bank ASA.

13       1997 Annual Report to Stockholders.

         With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, 8 and 14 of this Form
         10-K, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report.

21       Subsidiaries (incorporated by reference to Exhibit
         21 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994 (File No.
         0-6247)).

27       Financial Data Schedule.