Form 10-Q
period 1998-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1998-05-14
CIK 7039

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


                        FOR QUARTER ENDING MARCH 31, 1998

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 1998: 21,981,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     MARCH 31, 1998       DECEMBER 31,
                                                       (UNAUDITED)            1997
                                                      ------------        ------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents                       $    730,254        $    534,086
      Short-term Investments                               495,466             407,542
      Trade Receivables                                  3,299,501           3,047,311
      Inventories                                          337,268             548,320
                                                      ------------        ------------
         Total Current Assets                            4,862,489           4,537,259

   REFINERY PLANT, PIPELINE & EQUIP                      6,049,325           5,926,188
      Less: Accumulated Depreciation                    (3,338,962)         (3,238,623)
                                                      ------------        ------------
         Net Equipment                                   2,710,363           2,687,565

   AL MASANE PROJECT                                    33,681,084          33,522,427
   OTHER INTERESTS IN SAUDI ARABIA                       2,431,248           2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES               1,413,589           1,411,190
   OTHER ASSETS                                            484,258             463,230
                                                      ------------        ------------
         TOTAL ASSETS                                 $ 45,583,031        $ 45,052,919
                                                      ============        ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable-Trade                          $    852,392        $    790,759
      Accrued Liabilities                                  595,385             673,511
      Accrued Liabilities in Saudi Arabia                1,326,822           1,283,401
      Notes Payable                                     11,375,780          11,375,780
      Current Portion of Long-Term Debt                    798,000             598,000
      Current Portion of Long-Term
         Obligations                                         8,031              37,915
                                                      ------------        ------------
            Total Current Liabilities                   14,956,410          14,759,366

   LONG-TERM DEBT                                        3,160,773           3,435,773
   LONG-TERM OBLIGATIONS                                    21,205              21,205
   ACCRUED LIABILITIES IN SAUDI ARABIA                     788,750             779,149
   DEFERRED REVENUE                                        110,305             114,181
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY          1,044,294           1,044,487

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 21,981,494
      shares issued and outstanding                      2,198,149           2,186,149
   ADDITIONAL PAID-IN CAPITAL                           36,041,450          35,875,950
   RECEIVABLE FROM STOCKHOLDER                            (126,000)           (126,000)
   ACCUMULATED DEFICIT                                 (12,612,305)        (13,037,341)
                                                      ------------        ------------
         Total Stockholders' Equity                     25,501,294          24,898,758
                                                      ------------        ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                    $ 45,583,031        $ 45,052,919
                                                      ============        ============


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                           THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                          MARCH 31, 1998      MARCH 31, 1997
                                          --------------      --------------
REVENUES
   Refined Product Sales                  $  5,752,538        $  5,892,422
   Processing Fees                             264,102             108,142
                                          ------------        ------------
                                             6,016,640           6,000,564

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                   4,841,346           5,699,704
   General and Administrative                  608,763             543,978
   Depreciation and Amortization               103,222             174,948
                                          ------------        ------------
                                             5,553,331           6,418,630
                                          ------------        ------------

OPERATING INCOME (LOSS)                        463,309            (418,066)

OTHER INCOME (EXPENSE)
   Interest Income                              22,548               4,956
   Interest Expense                            (92,443)           (107,099)
   Minority Interest                               193              17,432
   Miscellaneous Income                         31,429              54,432
                                          ------------        ------------

INCOME (LOSS)                             $    425,036        $   (448,345)
                                          ============        ============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                  $       0.02        $      (0.02)
                                          ============        ============

   Diluted                                $       0.02        $      (0.02)
                                          ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                    21,936,494          20,956,494
                                          ============        ============

   Diluted                                  22,975,161          20,956,494
                                          ============        ============


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                       COMMON STOCK             ADDITIONAL      RECEIVABLE
                                       ------------              PAID-IN           FROM           ACCUMULATED
                                  SHARES          AMOUNT         CAPITAL        STOCKHOLDER         DEFICIT            TOTAL
                                ----------      ----------      -----------     -----------       ------------      -----------
BALANCE, DECEMBER 31, 1997      21,861,494      $2,186,149      $35,875,950      $(126,000)      $(13,037,341)      $24,898,758

Common Stock Sold                  100,000          10,000          140,000                                             150,000

Stock Options Exercised             20,000           2,000           25,500                                              27,500

Net Income                                                                                            425,036           425,036
                                ----------      ----------      -----------      ---------       ------------       -----------

BALANCE, MARCH 31, 1998         21,981,494      $2,198,149      $36,041,450      $(126,000)      $(12,612,305)      $25,501,294
                                ==========      ==========      ===========      =========       ============       ===========


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS      THREE MONTHS
                                                              ENDED            ENDED
                                                          MARCH 31, 1998   MARCH 31, 1997
                                                          --------------   --------------
OPERATING ACTIVITIES:
   Net Income                                                $ 425,036       $(448,345)
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization                            103,222         174,948
      Recognition of Deferred Revenue                           (3,876)         (3,876)
   Effect of Changes in:
      Decrease (Increase) in Trade
        Receivables                                           (252,190)       (144,746)
      Decrease (Increase) in Inventories                       211,052        (165,950)
      Decrease (Increase) in Other Assets                      (21,028)         53,297
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                        (16,493)        532,651
   Other                                                        (3,076)        (24,218)
                                                             ---------       ---------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                        442,647         (26,239)
                                                             ---------       ---------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments                         (87,924)             (5)
   Additions to Al Masane Project                             (158,657)       (154,721)
   Additions to Plant, Pipeline & Equipment                   (123,137)        (23,549)
   (Additions) Reductions to Mineral Properties in U.S.         (2,399)         33,257
   Increase in Accrued Liabilities in Saudi Arabia              53,022          15,376
                                                             ---------       ---------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                     (319,095)       (129,642)
                                                             ---------       ---------

FINANCING ACTIVITIES:
   Common Stock Sold                                           177,500         350,000
   Additions to Notes Payable &
      Long-Term Obligations                                         --          50,000
   Reductions of Notes Payable &
      Long-Term Obligations                                   (104,884)       (103,199)
                                                             ---------       ---------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                         72,616         296,801
                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH                                196,168         140,920

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         534,086         385,290
                                                             ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 730,254       $ 526,210
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

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the outstanding common stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). South Hampton Refining Company ("South Hampton")is a wholly-owned subsidiary of TOCCO, and Gulf State Pipe Line Company, Inc. ("Gulf State")is a wholly-owned subsidiary of South Hampton. The Company also has voting rights to approximately 52%, and directly owns approximately 44%, of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. Pioche has been consolidated for financial statement purposes since January 1, 1996.

2.       GOING CONCERN

         These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1997 and the first three months of 1998 were the operations of South Hampton's refinery and the proceeds from stock sales and loans. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

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

3.       LEGAL PROCEEDINGS

         South Hampton was a defendant in two lawsuits in two district courts in Jefferson County, Texas brought in 1993 and 1994 by two former employees of the Goodyear Tire & Rubber Company who were seeking unspecified actual and punitive damages for certain alleged illness and diseases resulting from alleged exposure to certain chemicals during their employment with Goodyear. One of these lawsuits was settled in March 1997 and the other in January 1998. The cost to the Company was not significant. A new lawsuit by another former Goodyear employee was filed in a Jefferson County District Court on December 16, 1997 for unspecified actual damages for the same reasons as the other two. The outcome of this lawsuit is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

         In August 1997, the Texas Natural Resource Conservation Commission ("TNRCC") notified South Hampton that it had violated various rules and procedures and proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its operations at the refinery into compliance. The violations generally relate to various air and water quality issues. South Hampton feels the penalty is greatly overstated and intends to vigorously defend against it. A preliminary hearing was held in November 1997 and a subsequent meeting is being scheduled.

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

4.       INVENTORIES

         Inventories include the following:

                          MAR. 31, 1998    DEC. 31, 1997
                          -------------    -------------
Refinery feedstock           $     --         $ 86,591
Refined products              337,268          461,729
                             --------         --------
   Total inventories         $337,268         $548,320
                             ========         ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 1998, because LIFO value exceeded market, inventories were written down by approximately $108,000. At December 31, 1997, LIFO value approximated current cost.

5.       NET INCOME (LOSS) PER COMMON SHARE

         Net income per share for the three months ended March 31, 1998 has been calculated as follows:

                                                           Weighted
                                                            average
                                           Net              shares           Per
                                          Income          outstanding       share
                                          ------          -----------       -----
Basic income per share.................  $425,036         21,936,494         $.02
Dilutive effect of stock options.......        --          1,038,667           --
                                         --------         ----------         ----
Diluted income per share...............  $425,036         22,975,161         $.02
                                         ========         ==========         ====

         In the three months ended March 31, 1997, the effect of stock options and convertible debt was anti-dilutive. Accordingly, loss per share is calculated by dividing the net loss by the weighted average shares outstanding. In the three months ended March 31, 1998, the effect of assumed debt conversions is anti-dilutive.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $425,036 for the three months ending March 31, 1998, compared to a net loss of $448,345 for the same period in 1997, resulting in a net income increase of $873,381 in 1998.

         For the first three months ending March 31, 1998 and 1997, the refinery had operating income of $576,786 in 1998 and an operating loss of $212,704 in 1997, and net income of $503,593 in 1998 and a net loss of $287,877 in 1997, a net income increase in 1998 of $791,470. The refinery had positive cash flow from operations of $603,861 for the first quarter of 1998, which was in contrast to the comparable figure of $(183,080) in 1997. Sales volume was slightly higher in 1998 by 3.4% to 6,363,619 total gallons and the average selling price per gallon was higher than that for the first quarter of 1997 by $.015 per gallon. Feedstock prices were lower by almost $.042 per gallon average than the prices for the same period in 1997. Sales for the first quarter in 1998 continued the trend set throughout 1997 and stayed at record volume levels for the premium pentane products. The lower feedstock costs of 1998 were almost the entire reason for the much improved performance of 1998 from the same period in 1997. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up, therefore the gross margin is always squeezed for a time during periods of rapidly rising prices which affected January and February 1997 results. The reverse is true in times of falling prices. Margins are larger for a period of time until product prices start easing down. Feedstock prices began falling in February 1997 have reached unusual lows in the early part of 1998.The current low prices are expected to be temporary and should return to more normal levels in the second quarter of 1998.

         Expenses at the refinery for the first quarter in 1998 were lower than a year ago. In addition to rapid feedstock cost rises early in 1997, the price of natural gas used to fuel the refinery processes rose rapidly for the same period and started falling in late February 1997. Natural gas prices rose to a peak of $3.85 per MMBTU for the month of January 1997 before starting to fall off in February 1997. Throughout the remainder of 1997 and into the first quarter of 1998, natural gas prices remained low to moderate and helped keep the operating expenses below those in 1997. The refinery paid a cash price of $1.91 for natural gas for the month of January 1998.

         Contributing to the higher operating expenses is the effort the refinery is making toward the clean up of the operating area and the efficient management of the higher production rates. The additional expenses stem mainly from increased maintenance personnel, increased environmental testing and analysis and increased preventative maintenance efforts. Administrative expenses were flat or decreased slightly compared to prior periods.

         Processing fees for the first quarter of 1998 were $264,102, which is an increase of 144% over the same period in 1997.All available units were in operation and ran to near capacity in the first quarter, whereas in 1997 one unit was idle and the others were running at minimum capacities. The refinery has found there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves. The refinery is in the process of erecting four process towers to increase the capacity and capabilities of the toll processing side of the business. Completion is expected in the second quarter of 1998 with the results on net income to become evident by the end of the third quarter of 1998.

         The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for four different entities and, while the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remain stable and expanded marketing efforts have kept the plant at capacity through the winter and early spring months which are historically the weakest.

         Maintenance and capital items are on schedule in accordance with the refinery's budget plan for the year. A new control room was completed and the operations were moved into it during the first quarter. Refinery personnel did much of the work to keep the costs to a minimum. The outlook for the second quarter is good. Sales remain firm and, as of now, there is no immediate outlook for higher feed prices. The refinery has bought feedstock ahead for the next three months to hedge against any spikes in prices and the natural gas hedging program should control any sudden rises in the single largest expense. In June 1997, the refinery resumed a hedging program to help decrease the volatility of the price of fuel gas. Commodity based derivative futures contracts are periodically purchased. Gains and losses are recognized when the contracts expire. A net loss of $7,981 was included in the cost of refined product sales and processing for the first three months of 1998.

         General and Administrative Expenses for the first three months in 1998 were $64,785 higher than for the same period in 1997, a slight increase of 12%. Interest Expense in 1998 and 1997 was practically all attributable to the debt of the refinery and decreased by $14,656 in 1998 due to the periodic payment of existing debt. The Minority Interest amount in the first three months of 1998 and 1997 of $193 and $17,432, respectively, represents the Pioche minority shareholders' portion of Pioche's losses. The losses in Pioche are primarily attributable to the costs of maintaining the Nevada mining properties.

         Interest Income in the first three months of 1998 increased over the same period in 1997 due primarily from interest received on a note resulting from the installment sale of an office building by the refinery in June 1997. Other interest income is from short-term investments by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income includes income from tank rentals, commission income and occasional small asset sale proceeds at the refinery, and until June 1997, it also included income from the rental of the office building.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the acquisition in June 1987 of the refinery in Silsbee, Texas, the Company had substantially no significant operating revenues since 1972. Because of the lack of operating revenues, it has been necessary for the Company continually to seek additional debt and equity financing in order to have funds to continue operations.

         Since the granting by Saudi Arabia of the Al Masane mining lease in May 1993, the Company has been planning for the mobilization program and financing to implement the construction and commissioning of the mining treatment plant and housing facilities for the mine. The firm of Watts, Griffis and McOuat Limited of Toronto, Canada, has been appointed as owner's agent and project manager. The Company also plans to start an intensive exploration program to increase the reserves at the mine site and elsewhere in the lease area. In addition, the Company is engaged in the establishment of a petrochemical plant in Jubail, Saudi Arabia similar to the one at the refinery. The products to be manufactured would be solvents for the plastics industry which are anticipated to be sold in the Middle East, Europe and the Far East. An industrial license to build the plant has been received and further planning and design work are underway. There has been a strong interest from a German firm who would like to participate in the development of the site with processes of their own and a meeting with them will be held in the near future.

         The principal assets of Pioche are an undivided interest in 48 patented and 81 unpatented mining claims and a 300 ton-per-day mill located in southeastern Nevada. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. In late 1996, Pioche was extended a proposal from a prominent mining company for the lease of its mining claims. In October 1997, an "Exploration Agreement and Option to Purchase" was executed between the two parties. The agreement provides for annual payments to Pioche of $50,000 for seven years until, or unless, an option is exercised to purchase an 85% interest in the mining claims for $3,000,000. The mining company will pay all annual taxes and claim rentals and has agreed to expend at least $50,000 in exploration work each year and to drill at least one hole during the first year. The agreement can be terminated upon 60 days written notice from the mining company.

         In addition to the actions taken in 1997 to generate additional equity capital and improve its financial condition, which are detailed in the 1997 Form 10-K, the Company has experienced the following activity in the first three months of 1998:(1) the sale in January of 100,000 shares of the Company's Common Stock at $1.50 per share to a Saudi Arabian investor; (2)the issuance in January and March of 20,000 shares of the Company's Common Stock pursuant to option exercises by two officers of the Company for a total of $27,500; (3) the payment in February of accrued mining lease rentals for four years on the Al Masane project to the Saudi Arabian government totaling $469,333; and
         (4) the extension in March 1998 of the maturity date of the notes to Den norske and Saudi Fal to December 31, 1999 from December 31, 1998.

         At March 31, 1998, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $1,515,000, with $1,215,000 classified as long-term debt. The entire balance under the Amended and Restated Credit Agreement is now due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. South Hampton has agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime lending rate, plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

         On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime lending rate, plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and accrued interest is now due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. The principal amount at March 31, 1998 remained at $1,945,773. Interest payments of $95,238 were made in the first three months of 1998 and the amount of accrued unpaid interest at March 31, 1998 was approximately $61,000. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

         The Company, through its wholly-owned subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime lending rate, plus 1%. This resulted in a new principal amount of $1,694,605 at that time. In the first three months of 1998, a total of $40,000 was paid on the note principal by the refinery, leaving a principal amount at March 31, 1998 of $1,654,605. The note was originally due on December 31, 1998, but in March 1998, the maturity date was extended to December 31, 1999. No interest payments have been made by the refinery to the Company through March 31, 1998 and the amount of accrued unpaid interest was approximately $232,000. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

         On September 30, 1995, the Company made a formal application to the Saudi Industrial Development Fund ("SIDF")to obtain 50% of the capital needed to finance the development of the Al Masane project and on December 17, 1997, conditional approval was received for a $38.08 million loan. The Company plans to finance the remaining cost of the project with loans from commercial banks and equity funds from Saudi Arabian investors. The Company and its Saudi Arabian advisors are in the process of forming a Saudi limited liability company which will be owned 50% by the Company and 50% by the Al Mashreq Company for Mining Investments ("Al Mashreq"). After it is formed, title to the mining lease will be transferred to the new company which will be responsible for the construction and operation of the mining facilities.

         At March 31, 1998, a total of approximately $1,591,000 in salaries and termination benefits was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $789,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. At March 31, 1998, the Company had made all of the surface rental payments due to the Saudi Arabian government under the terms of the Al Masane Project lease. The unpaid amount of these rental payments at December 31, 1997 was approximately $469,000, but in February 1998 a payment in full was made. The Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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



DATE: May 12, 1998                ARABIAN SHIELD DEVELOPMENT COMPANY
     -------------                ----------------------------------
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