Form 10-Q
period 1998-06-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1998-08-13
CIK 7039

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


                        FOR QUARTER ENDING JUNE 30, 1998

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 1998: 22,019,494.
                             ------------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------





                                                     JUNE 30, 1998       DECEMBER 31,
                                                      (UNAUDITED)           1997
                                                     ------------      ------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents                      $  1,449,502      $    534,086
      Short-Term Investments                               68,095           407,542
      Trade Receivables                                 3,386,510         3,047,311
      Inventories                                         325,578           548,320
                                                     ------------      ------------
         Total Current Assets                           5,229,685         4,537,259

   REFINERY PLANT, PIPELINE & EQUIP.                    6,115,411         5,926,188
      Less: Accumulated Depreciation                   (3,440,044)       (3,238,623)
                                                     ------------      ------------
         Net Equipment                                  2,675,367         2,687,565

   AL MASANE PROJECT                                   33,900,246        33,522,427
   OTHER INTERESTS IN SAUDI ARABIA                      2,431,248         2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES              1,411,555         1,411,190
   OTHER ASSETS                                           382,409           463,230
                                                     ------------      ------------
         TOTAL ASSETS                                $ 46,030,510      $ 45,052,919
                                                     ============      ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable-Trade                         $    900,222      $    790,759
      Accrued Liabilities                                 513,003           673,511
      Accrued Liabilities in Saudi Arabia               1,444,156         1,283,401
      Notes Payable                                    11,375,780        11,375,780
      Current Portion of Long-Term Debt                   498,000           598,000
      Current Portion of Long-Term Obligations              2,029            37,915
                                                     ------------      ------------
            Total Current Liabilities                  14,733,190        14,759,366

   LONG-TERM DEBT                                       2,810,773         3,435,773
   LONG-TERM OBLIGATIONS                                       --            21,205
   ACCRUED LIABILITIES IN SAUDI ARABIA                    805,570           779,149
   DEFERRED REVENUE                                       106,429           114,181
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY         1,040,659         1,044,487

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 22,019,494
      shares issued and outstanding                     2,201,949         2,186,149
   ADDITIONAL PAID-IN CAPITAL                          36,101,150        35,875,950
   RECEIVABLE FROM STOCKHOLDER                           (126,000)         (126,000)
   ACCUMULATED DEFICIT                                (11,643,210)      (13,037,341)
                                                     ------------      ------------
         Total Stockholders' Equity                    26,533,889        24,898,758
                                                     ------------      ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                   $ 46,030,510      $ 45,052,919
                                                     ============      ============



                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------



                                         Three Months     Three Months       Six Months       Six Months
                                            Ended           Ended              Ended            Ended
                                         June 30,1998     June 30,1997      June 30,1998     June 30,1997
                                         ------------     ------------      ------------     ------------

REVENUES
   Refined Product Sales                $  6,428,314      $  6,497,755      $ 12,180,852      $ 12,390,177
   Processing Fees                           141,249           142,588           405,351           250,730
                                        ------------      ------------      ------------      ------------
                                           6,556,563         6,640,343        12,586,203        12,640,907

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                 4,764,785         5,396,438         9,606,131        11,096,142
   General and Administrative                688,057           571,644         1,296,820         1,115,622
   Depreciation and Amortization             103,966           150,665           207,188           325,613
                                        ------------      ------------      ------------      ------------
                                           5,556,808         6,118,747        11,110,139        12,537,377
                                        ------------      ------------      ------------      ------------

OPERATING INCOME                           1,012,755           521,596         1,476,064           103,530

OTHER INCOME (EXPENSE)
   Interest Income                            27,565             6,415            50,113            11,371
   Interest Expense                         (117,789)         (107,229)         (210,232)         (214,328)
   Minority Interest                           3,635             1,358             3,828            18,790
   Miscellaneous Income                       42,929            57,781            74,358           112,213
                                        ------------      ------------      ------------      ------------

NET INCOME                              $    969,095      $    479,921      $  1,394,131      $     31,576
                                        ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
   Basic                                $        .04      $        .02      $        .06      $        .01
                                        ============      ============      ============      ============

   Diluted                              $        .04      $        .02      $        .06      $        .01
                                        ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                  21,946,806        21,080,670        21,957,119        21,204,846
                                        ============      ============      ============      ============

   Diluted                                22,814,918        21,508,463        22,854,675        21,698,149
                                        ============      ============      ============      ============



                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------------





                                                 COMMON STOCK           ADDITIONAL   RECEIVABLE
                                                 ------------             PAID-IN       FROM        ACCUMULATED
                                             SHARES         AMOUNT        CAPITAL    STOCKHOLDER      DEFICIT         TOTAL
                                            ----------    ----------    -----------   ---------    -------------   ------------
DECEMBER 31, 1997                           21,861,494    $2,186,149    $35,875,950   $(126,000)    $(13,037,341)   $24,898,758

Common Stock Sold                              100,000        10,000        140,000                                     150,000

Stock Options Exercised                         58,000         5,800         85,200                                      91,000

Net Income                                                                                             1,394,131      1,394,131
                                            ----------    ----------    -----------   ---------    -------------   ------------

JUNE 30, 1998                               22,019,494    $2,201,949    $36,101,150   $(126,000)    $(11,643,210)   $26,533,889
                                            ==========    ==========    ===========   =========     ============    ===========




                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------




                                                            SIX MONTHS        SIX MONTHS
                                                               ENDED            ENDED
                                                           JUNE 30, 1998     JUNE 30, 1997
                                                           -------------     -------------


OPERATING ACTIVITIES:
   Net Income                                              $ 1,394,131      $    31,576
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization                            207,188          325,613
      Decrease in Deferred Revenue                              (7,752)          (7,752)
   Effect of Changes in:
      Decrease (Increase) in Trade
        Receivables                                           (339,199)        (396,955)
      Decrease (Increase) in Inventories                       222,742         (113,321)
      Decrease (Increase) in Other Assets                       80,821          192,893
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                        (51,045)         269,304
   Other                                                        (9,595)         (39,114)
                                                           -----------      -----------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                      1,497,291          262,244
                                                           -----------      -----------

INVESTING ACTIVITIES:
   Decrease (Increase)in Short-Term Investments                339,447          (24,293)
   Additions to Al Masane Project                             (377,819)        (312,571)
   Additions to Plant, Pipeline & Equipment                   (189,223)         (44,164)
   Decrease (Increase) in Mineral Properties in U.S.              (365)          33,257
   Increase in Accrued Liabilities in Saudi Arabia             187,176           24,664
                                                           -----------      -----------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                      (40,784)        (323,107)
                                                           -----------      -----------

FINANCING ACTIVITIES:
   Common Stock Sold                                           241,000          500,000
   Additions to Notes Payable &
      Long-Term Obligations                                         --               --
   Reductions of Notes Payable &
      Long-Term Obligations                                   (782,091)        (295,963)
                                                           -----------      -----------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                       (541,091)         204,037
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH                                915,416          143,174

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         534,086          385,290
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $ 1,449,502      $   528,464
                                                           ===========      ===========



                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

2.       GOING CONCERN

         These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1997 and the first six months of 1998 were the operations of South Hampton's refinery and the proceeds from stock sales and loans. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

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

         In August 1997, the Texas Natural Resource Conservation Commission ("TNRCC") notified South Hampton that it had violated various rules and procedures and proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its operations at the refinery into compliance. The violations generally relate to various air and water quality issues. South Hampton feels the penalty is greatly overstated and intends to vigorously defend against it. A preliminary hearing was held in November 1997 and a subsequent meeting is to be scheduled.

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

4.       INVENTORIES

         Inventories include the following:

                                     JUNE 30, 1998         DECEMBER 31, 1997
                                     -------------         -----------------
           Refinery feedstock          $     --                $ 86,591
           Refined products             325,578                 461,729
                                       --------                --------
              Total inventories        $325,578                $548,320
                                       ========                ========

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 1998, because LIFO value exceeded market, inventories were written down by approximately $55,600. At December 31, 1997, LIFO value approximated current cost.

5.       NET INCOME (LOSS) PER COMMON SHARE

         Net income per share for the six months ended June 30, 1998 has been calculated as follows:

                                                   Weighted
                                                    average
                                           Net       shares      Per
                                         Income   outstanding   share
                                         ------   -----------   -----
Basic income per share..............   $1,394,131  21,957,119   $      .06
Dilutive effect of stock options....           --     897,556           --
                                       ----------  ----------   ----------
Diluted income per share............   $1,394,131  22,854,675   $      .06
                                                   ==========   ==========

         In the six months ended June 30, 1998 and June 30, 1997, the effect of assumed debt conversions is anti-dilutive.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $1,394,131 for the six months ending June 30, 1998, compared to net income of $31,576 for the same period in 1997, resulting in a net income increase of $1,362,555 in 1998.

         For the first six months ending June 30, 1998 and 1997, the refinery had operating income of $1,717,117 in 1998 and operating income of $428,701 in 1997, and net income of $1,571,338 in 1998 and net income of $283,279 in 1997, a net income increase in 1998 of $1,288,059. The refinery had positive cash flow from operations of $1,168,755 for the second quarter of 1998, which was in contrast to the comparable figure of $674,799 in 1997. Sales volume was comparable in 1998 and 1997 at a level of 7.2 million gallons and the average selling price per gallon in 1998 was slightly lower than that of the second quarter of 1997 by $.015 per gallon. Feedstock prices were lower by almost $.101 per gallon from the price for the same period in 1997. Sales for the second quarter in 1998 continued the trend set throughout 1997 and stayed at record volume levels for the premium pentane products. The lower feedstock costs in 1998 were the primary reason for the much improved performance from the same period in 1997. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up while the reverse is true during periods of falling prices. Margins are generally larger for a time until competitive pricing pressures force product prices down. In this economic cycle, demand has been strong enough to support current product pricing levels and the downward pressure has been avoided to some degree. Feedstock prices began falling in February 1997 and have reached unusual lows in the early part of 1998.The current low prices have held longer than most parties in the petroleum industry have expected.

         Expenses at the refinery for the second quarter of 1998 were higher than a year ago. To meet competitive pressures and retain its experienced and trained personnel, the refinery raised the pay rates substantially for both hourly and salaried personnel during the second quarter. The refinery is near the Beaumont/Port Arthur area which is a world renowned oil refining and petrochemical producing region. As the larger companies in the area seek out qualified individuals for jobs during times of expansion, the personnel from the refinery, because of their varied experience and high level of training, are very desirable recruits. Personnel costs are the only area in which the refinery has seen inflationary pressure during this economic cycle. Many of the other major expenses, such as insurance, have actually decreased from 1997 levels.

         Contributing to the higher operating expenses is the effort the refinery is making toward the clean-up of the operating area and the efficient management of the higher production rates. The additional expenses stem mainly from increased maintenance personnel, increased environmental testing and analysis and increased preventative maintenance efforts. Approximately $95,000 was spent or accrued for this type of work in the first six months of 1998. Administrative expenses were flat or decreased slightly compared to prior periods. During the second quarter of 1998, a deferred compensation issue, which had been outstanding since 1981 and which involved the President of the refinery, was settled, and an expense of $28,000 was recorded. Interest expense was down as the refinery prepaid $575,000 of its bank debt in the second quarter of 1998. Under terms of the bank Credit Agreement, the prepayment is available to be redrawn if necessary.

         Processing fees for the second quarter of 1998 were $141,249, which was comparable to the $142,588 recorded for the same period in 1997. The refinery has found that there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves. The refinery is in the process of erecting four distillation towers to increase the capacity and capabilities of the toll processing side of the business. The refinery recently signed a contract with a major customer to make use of this equipment, which could boost processing revenues to over three million dollars annually starting in the first quarter of 1999, however, there is no assurance that this level of revenues could be achieved.

         The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for four different entities and, while the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remain stable and expanded marketing efforts have kept the refinery near capacity since the second quarter of 1997.

         Maintenance and capital items are on schedule in accordance with the refinery's budget plan for the year. The Board of Directors of the Company recently approved the construction of two new spherical storage tanks which will allow the refinery to make maximum use of the available PenHex Unit capacity and should allow the expansion of sales capacity by approximately 20%. Capital expenditures for the project will be approximately $1,000,000. The outlook for the third quarter is good. Sales remain firm and there is no immediate outlook for higher feed prices. The refinery has bought feedstock ahead for the next three months to hedge against any spikes in prices and the natural gas hedging program should control any sudden rises in the refinery's single largest expense. In June 1997, the refinery resumed the hedging program to help decrease the volatility of the price of fuel gas. Commodity based derivative futures contracts are periodically purchased. Gains and losses are recognized when the contracts expire. A net loss of approximately $7,900 was included in the cost of refined product sales and processing for the first six months in 1998.

         General and Administrative Expenses for the first six months in 1998 were $181,198 higher than for the same period in 1997, an increase of 16%. Interest Expense in 1998 and 1997 was practically all attributable to the debt of the refinery and decreased by $4,096 in 1998 due to the periodic payment of existing debt. The Minority Interest amount in the first six months of 1998 and 1997 of $3,828 and $18,790, respectively, represents the Pioche minority shareholders' portion of Pioche's losses. The losses in Pioche are primarily attributable to the costs of maintaining the Nevada mining properties.

         Interest Income in the first six months of 1998 increased over the same period in 1997 due primarily from interest received on a note resulting from the installment sale of an office building by the refinery in June 1997. Other interest income is from short-term investments by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income includes income from tank rentals, commission income and occasional small asset sale proceeds at the refinery, and until June 1997, it also included income from the rental of the office building.

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

         The principal assets of Pioche are an undivided interest in 48 patented and 81 unpatented mining claims and a 300 ton-per-day mill located in southeastern Nevada. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. In late 1996, Pioche was extended a proposal from a prominent mining company for the lease of its mining claims. In October 1997, an "Exploration Agreement and Option to Purchase" was executed between the two parties. The agreement provides for annual payments to Pioche of $50,000 for seven years until, or unless, an option is exercised to purchase an 85% interest in the mining claims for $3,000,000. The mining company will pay all annual claim taxes and rentals and has agreed to expend at least $50,000 in exploration work each year and to drill at least one hole during the first year. The agreement can be terminated upon 60 days written notice from the mining company.

         In addition to the actions taken in 1997 to generate additional equity capital and improve its financial condition, which are detailed in the 1997 Form 10-K, the Company has experienced the following activity in the first six months of 1998:(1) the sale in January of 100,000 shares of the Company's Common Stock at $1.50 per share to a Saudi Arabian investor; (2) the issuance of 58,000 shares of the Company's Common Stock pursuant to option exercises by officers of the Company for a total of $91,000; (3) the payment in February of accrued mining lease rentals for four years on the Al Masane project to the Saudi Arabian government totaling $469,333; and (4) the extension in March 1998 of the maturity date of the notes to Den norske and Saudi Fal to December 31, 1999 from December 31, 1998.

         At June 30, 1998, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $865,000 all of which is classified as long-term debt since a prepayment of $575,000 was made in the second quarter of 1998. The entire balance under the Amended and Restated Credit Agreement is now due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. South Hampton has agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime lending rate, plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

         On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime lending rate, plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and accrued interest is now due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. The principal amount at June 30, 1998 remained at $1,945,773. Interest payments of $156,713 were made in the first six months of 1998 and the amount of unpaid accrued interest at June 30, 1998 was approximately $46,000. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

         The Company, through its wholly-owned subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime lending rate, plus 1%. This resulted in a new principal amount of $1,694,605 at that time. In the first six months of 1998, a total of $120,000 was paid on the note principal by the refinery, leaving a principal amount at June 30, 1998 of $1,574,605. The note was originally due on December 31, 1998, but in March 1998, the maturity date was extended to December 31, 1999. No interest payments have been made by the refinery to the Company through June 30, 1998 and the amount of unpaid accrued interest was approximately $271,400. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

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

         At June 30, 1998, a total of approximately $1,610,000 in salaries and termination benefits was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $805,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. At June 30, 1998, the Company had not yet made the 1998 surface rental payment of approximately $117,000, which was due in May 1998, to the Saudi Arabian government under the terms of the Al Masane Project lease. The unpaid amount of these rental payments at December 31, 1997 was approximately $469,000, but in February 1998 a payment in full was made. The Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         STOCKHOLDERS' PROPOSALS

         Any proposal by a stockholder of the Company intended to be presented at the 1999 annual meeting of stockholders, which is currently scheduled for May 14, 1999, must be received by the Company at its principal executive office no later than December 4, 1998 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy which is executed and returned to the Company on any matter that may properly come before the 1999 annual meeting of stockholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 18, 1999.

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



DATE: August 11, 1998                ARABIAN SHIELD DEVELOPMENT COMPANY
     ----------------                ----------------------------------
                                     (Registrant)


                                     /s/ J. A. CRICHTON
                                     ----------------------------------
                                     J. A. Crichton, Chairman of the
                                     Board of Directors


                                     /s/ DREW WILSON, JR.
                                     ----------------------------------
                                     Drew Wilson, Jr. Secretary/Treasurer

                                INDEX TO EXHIBITS

Exhibit
Number                Description


27                    Financial Data Schedule