Form 10-Q
period 1998-09-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1998-11-13
CIK 7039

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


                      FOR QUARTER ENDING SEPTEMBER 30, 1998

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 1998: 22,019,494.
                                   ----------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------





                                                         SEPTEMBER 30, 1998    DECEMBER 31,
                                                            (UNAUDITED)           1997
                                                         ------------------    ------------

ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents                             $  2,029,569      $    534,086
      Short-Term Investments                                      86,428           407,542
      Trade Receivables                                        3,632,551         3,047,311
      Inventories                                                205,313           548,320
                                                            ------------      ------------
         Total Current Assets                                  5,953,861         4,537,259

   REFINERY PLANT, PIPELINE & EQUIP                            6,335,541         5,926,188
      Less: Accumulated Depreciation                          (3,542,975)       (3,238,623)
                                                            ------------      ------------
         Net Equipment                                         2,792,566         2,687,565

   AL MASANE PROJECT                                          34,006,163        33,522,427
   OTHER INTERESTS IN SAUDI ARABIA                             2,431,248         2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                     1,417,295         1,411,190
   OTHER ASSETS                                                  408,530           463,230
                                                            ------------      ------------
         TOTAL ASSETS                                       $ 47,009,663      $ 45,052,919
                                                            ============      ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable-Trade                                $  1,038,141      $    790,759
      Accrued Liabilities                                        813,758           673,511
      Accrued Liabilities in Saudi Arabia                      1,444,156         1,283,401
      Notes Payable                                           11,375,780        11,375,780
      Current Portion of Long-Term Debt                          498,000           598,000
      Current Portion of Long-Term
         Obligations                                                  --            37,915
                                                            ------------      ------------
            Total Current Liabilities                         15,169,835        14,759,366

   LONG-TERM DEBT                                              2,210,773         3,435,773
   LONG-TERM OBLIGATIONS                                              --            21,205
   ACCRUED LIABILITIES IN SAUDI ARABIA                           816,271           779,149
   DEFERRED REVENUE                                              102,553           114,181
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                1,037,249         1,044,487

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 22,019,494
      shares issued and outstanding                            2,201,949         2,186,149
   ADDITIONAL PAID-IN CAPITAL                                 36,101,150        35,875,950
   RECEIVABLE FROM STOCKHOLDER                                  (126,000)         (126,000)
   ACCUMULATED DEFICIT                                       (10,504,117)      (13,037,341)
                                                            ------------      ------------
         Total Stockholders' Equity                           27,672,982        24,898,758
                                                            ------------      ------------
            TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                          $ 47,009,663      $ 45,052,919
                                                            ============      ============


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------




                                          Three Months      Three Months      Nine Months       Nine Months
                                             Ended             Ended             Ended             Ended
                                          Sept.30,1998      Sept.30,1997      Sept.30,1998      Sept.30,1997
                                          ------------      ------------      ------------      ------------

REVENUES
   Refined Product Sales                  $  6,632,986      $  6,459,566      $ 18,813,838      $ 18,849,743
   Processing Fees                             165,647           146,505           570,998           397,235
                                          ------------      ------------      ------------      ------------
                                             6,798,633         6,606,071        19,384,836        19,246,978

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                   4,704,962         5,470,319        14,311,093        16,566,461
   General and Administrative                  775,452           618,999         2,072,272         1,734,621
   Depreciation and Amortization               105,806           100,380           312,994           425,993
                                          ------------      ------------      ------------      ------------
                                             5,586,220         6,189,698        16,696,359        18,727,075
                                          ------------      ------------      ------------      ------------

OPERATING INCOME                             1,212,413           416,373         2,688,477           519,903

OTHER INCOME (EXPENSE)
   Interest Income                              28,419            20,043            78,532            31,414
   Interest Expense                            (75,010)         (103,614)         (285,242)         (317,942)
   Minority Interest                             3,410             6,788             7,238            25,578
   Miscellaneous Income                         38,361            44,802           112,719           157,015
                                          ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                   1,207,593           384,392         2,601,724           415,968

INCOME TAX EXPENSE                             (46,800)               --           (68,500)               --
                                          ------------      ------------      ------------      ------------

NET INCOME                                $  1,160,793      $    384,392      $  2,533,224      $    415,968
                                          ============      ============      ============      ============


NET INCOME PER COMMON SHARE:
   Basic                                  $        .05      $        .02      $        .12      $        .02
                                          ============      ============      ============      ============

   Diluted                                $        .05      $        .02      $        .11      $        .02
                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                    21,987,815        21,456,494        21,960,476        21,205,945
                                          ============      ============      ============      ============

   Diluted                                  22,916,524        22,041,282        22,915,453        21,819,402
                                          ============      ============      ============      ============


                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------





                                     COMMON STOCK                ADDITIONAL      RECEIVABLE
                              -----------------------------       PAID-IN           FROM            ACCUMULATED
                                 SHARES           AMOUNT          CAPITAL        STOCKHOLDER          DEFICIT           TOTAL
                              ------------     ------------     ------------     ------------      ------------      ------------


DECEMBER 31, 1997               21,861,494     $  2,186,149     $ 35,875,950     $   (126,000)     $(13,037,341)     $ 24,898,758

Common Stock Sold                  100,000           10,000          140,000                                              150,000

Stock Options Exercised             58,000            5,800           85,200                                               91,000

Net Income                                                                                            2,533,224         2,533,224
                              ------------     ------------     ------------     ------------      ------------      ------------

SEPTEMBER 30, 1998              22,019,494     $  2,201,949     $ 36,101,150     $   (126,000)     $(10,504,117)     $ 27,672,982
                              ============     ============     ============     ============      ============      ============



                 See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------




                                                              NINE MONTHS          NINE MONTHS
                                                                 ENDED                ENDED
                                                             SEPT. 30, 1998       SEPT. 30, 1997
                                                            ---------------      ---------------

OPERATING ACTIVITIES:
   Net Income                                               $     2,533,224      $       415,968
   Adjustments for Non-Cash Transactions:
      Depreciation and Amortization                                 312,994              425,993
      Decrease in Deferred Revenue                                  (11,628)             (11,628)
   Effect of Changes in:
      Decrease (Increase) in Trade
        Receivables                                                (585,240)            (346,290)
      Decrease (Increase) in Inventories                            343,007               12,402
      Decrease (Increase) in Other Assets                            54,700              115,153
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                             387,629              (94,516)
   Other                                                            (15,880)             (44,701)
                                                            ---------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                           3,018,806              472,381
                                                            ---------------      ---------------

INVESTING ACTIVITIES:
   Decrease (Increase)in Short-Term Investments                     321,114              (58,380)
   Additions to Al Masane Project                                  (483,736)            (410,760)
   Additions to Plant, Pipeline & Equipment                        (409,353)            (164,030)
   Decrease (Increase)in Mineral Properties in U.S.                  (6,105)              33,257
   Increase in Accrued Liabilities in Saudi Arabia                  197,877               41,313
                                                            ---------------      ---------------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                          (380,203)            (558,600)
                                                            ---------------      ---------------

FINANCING ACTIVITIES:
   Common Stock Sold                                                241,000              500,000
   Additions to Notes Payable &
      Long-Term Obligations                                              --                   --
   Reductions of Notes Payable &
      Long-Term Obligations                                      (1,384,120)            (412,621)
                                                            ---------------      ---------------

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                          (1,143,120)              87,379
                                                            ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                   1,495,483                1,160

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              534,086              385,290
                                                            ---------------      ---------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $     2,029,569      $       386,450
                                                            ===============      ===============



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

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

2.       GOING CONCERN

         These financial statements have been prepared assuming the Company will continue as a going concern. The Company's sources of cash flow in 1997 and the first nine months of 1998 were the operations of South Hampton's refinery and the proceeds from stock sales and loans. The Company is not currently generating cash flow from any other activities. As the cash flow attributable to the refinery is fully dedicated to repayment of debt and funding of refinery operations, the cash flow attributable to the refinery currently is not adequate to support the Company's operations. The Company is liable to the Saudi Arabian government for an $11,000,000 loan. The Company does not currently have the financial resources to pay this obligation.

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

4.       INVENTORIES

         Inventories include the following:



                                             SEPT. 30, 1998      DEC. 31, 1997
                                             --------------     --------------


          Refinery feedstock                 $           --     $       86,591
          Refined products                          205,313            461,729
                                             --------------     --------------
             Total inventories               $      205,313     $      548,320
                                             ==============     ==============



         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 1998, because LIFO value exceeded market, inventories were written down by approximately $82,500. At December 31, 1997, LIFO value approximated current cost.

5.       EARNINGS PER COMMON SHARE

         The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1998 and 1997, respectively.




                                                                 Nine Months Ended
                                                                    September 30
                                                            -----------------------------
                                                                1998            1997
                                                            ------------     ------------


Net Income                                                  $      2,533     $        416
                                                            ============     ============

Weighted average shares outstanding (basic)                       21,960           21,206
Effect of dilutive stock options                                     955              613
                                                            ------------     ------------
Weighted average shares outstanding (diluted)                     22,915           21,819
                                                            ============     ============

Earnings per share
  Basic                                                     $        .12     $        .02
                                                            ============     ============
  Diluted                                                   $        .11     $        .02
                                                            ============     ============


         In the nine months ended September 30, 1998 and 1997, the effect of assumed debt conversions was anti-dilutive.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company had net income of $2,533,224 for the nine months ending September 30, 1998, compared to net income of $415,968 for the same period in 1997, resulting in a net income increase of $2,117,256 in 1998.

         For the first nine months ending September 30, 1998 and 1997, the refinery had operating income of $3,003,802 in 1998 and operating income of $902,735 in 1997, and net income of $2,799,456 in 1998 and net income of $690,256 in 1997, a net income increase in 1998 of $2,109,200. The refinery had positive cash flow from operations of $1,330,881 for the third quarter of 1998, which was in contrast to the comparable figure of $606,717 in 1997. Sales volume was comparable in 1998 and 1997 at a level of 7.4 and 7.5 million gallons, respectively, and the average selling price per gallon in 1998 was slightly higher than that of the third quarter of 1997 by $.01 per gallon. Feedstock prices were lower by almost 30% from the price for the same period in 1997. Sales for the third quarter in 1998 continued the trend set throughout 1997 and stayed at record volume levels for the premium pentane products. The lower feedstock costs in 1998 were the primary reason for the much improved performance from the same period in 1997. Pricing commitments and competitive pressures prevent raising product prices instantly as feed prices go up while the reverse is true during periods of falling prices. Margins are generally larger for a time until competitive pricing pressures force product prices down. In this economic cycle, demand has been strong enough to support current product pricing levels and the downward pressure has been avoided to some degree. Feedstock prices began falling in February 1997 and have held at unusual lows in 1998. The current low prices have held longer than most parties in the petroleum industry have expected.

         Expenses at the refinery for the third quarter of 1998 were higher than a year ago. To meet competitive pressures and retain its experienced and trained personnel, the refinery raised the pay rates substantially for both hourly and salaried personnel during the second quarter. The refinery is near the Beaumont/Port Arthur area which is a world renowned oil refining and petrochemical producing region. As the larger companies in the area seek out qualified individuals for jobs during times of expansion, the personnel from the refinery, because of their varied experience and high level of training, are very desirable recruits. Personnel costs are the only area in which the refinery has seen inflationary pressure during this economic cycle. Many of the other major expenses, such as insurance, have actually decreased from 1997 levels.

         Contributing to the higher operating expenses is the effort the refinery is making toward the clean-up of the operating area and the efficient management of the higher production rates. The additional expenses stem mainly from increased maintenance personnel, increased environmental testing and analysis and increased preventative maintenance efforts. Approximately $150,000 was spent or accrued for this type of work in the first nine months of 1998. Administrative expenses increased slightly compared to prior periods. Interest expense was down in 1998 since the refinery has prepaid most of its bank debt. Under terms of the bank Credit Agreement, the prepayment is available to be redrawn if necessary.

         Processing fees for the third quarter of 1998 were $165,647, which was comparable to the $146,505 recorded for the same period in 1997. The refinery has found that there are many opportunities for a smaller company to provide processing services on streams which the larger companies no longer want to handle themselves. The refinery is in the process of erecting four distillation towers to increase the capacity and capabilities of the toll processing side of the business. In August 1998, the refinery signed a contract with a major customer to make use of this equipment, which should boost processing revenues to over three million dollars annually starting in the second quarter of 1999, however, there is no assurance that this level of revenues can be achieved.

         The outlook for the industry is good from the perspective of increased opportunities for toll processing. The refinery is currently operating processes for four different entities and, while the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer term operations. Sales of the refinery's prime products remain stable and expanded marketing efforts have kept the refinery near capacity since the third quarter of 1997.

         Maintenance and capital items are on schedule in accordance with the refinery's budget plan for the year. The refinery is now planning for the construction of two new spherical storage tanks to make maximum use of the available PenHex Unit capacity and should allow the expansion of sales capacity by approximately 20%. Capital expenditures for the project will be approximately $800,000 and the tanks are expected to be completed in the second quarter of 1999. The outlook for the fourth quarter is good. Sales remain firm and there is no immediate outlook for higher feed prices. The refinery has bought feedstock ahead for the next three months to hedge against any spikes in prices and the natural gas hedging program should control any sudden rises in the refinery's single largest expense. In June 1997, the refinery resumed the hedging program to help decrease the volatility of the price of fuel gas. Commodity based derivative futures contracts are periodically purchased. Gains and losses are recognized when the contracts expire. A net loss of approximately $15,000 was included in the cost of refined product sales and processing for the first nine months in 1998.

         General and Administrative Expenses for the first nine months in 1998 were $337,651 higher than for the same period in 1997, an increase of 19%. Interest Expense in 1998 and 1997 was practically all attributable to the debt of the refinery and decreased by $32,700 in 1998 due to the periodic payment of existing debt. The Minority Interest amount in the first nine months of 1998 and 1997 of $7,238 and $25,578, respectively, represents the Pioche minority shareholders' portion of Pioche's losses. The losses in Pioche are primarily attributable to the costs of maintaining the Nevada mining properties.

         Interest Income in the first nine months of 1998 increased over the same period in 1997 due primarily from interest received on a note resulting from the installment sale of an office building by the refinery in June 1997. Other interest income is from short-term investments by the refinery and from the investment of temporary excess cash in time deposits in Saudi Arabia. Miscellaneous Income includes income from tank rentals, commission income and occasional small asset sale proceeds at the refinery, and until June 1997, it also included income from the rental of the office building.

         Income Tax Expense includes $24,758 for the payment of 1997 federal income tax in the third quarter of 1998, plus $22,042 and $43,742 for estimated

         1998 federal income taxes on net income for the three and nine months ended September 30, 1998, respectively.


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

         The principal assets of Pioche are an undivided interest in 48 patented and 80 unpatented mining claims and a 300 ton-per-day mill located in southeastern Nevada. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. In late 1996, Pioche was extended a proposal from a prominent mining company for the lease of its mining claims. In October 1997, an "Exploration Agreement and Option to Purchase" was executed between the two parties. The agreement provided for annual payments to Pioche of $50,000 for seven years until, or unless, an option was exercised to purchase an 85% interest in the mining claims for $3,000,000. The mining company would pay all annual claim taxes and rentals and agreed to expend at least $50,000 in exploration work each year and to drill at least one hole during the first year. After almost a year of exploration work, the mining company in September 1998 gave 60 days written notice that it was terminating the agreement, effective November 9, 1998.

         In addition to the actions taken in 1997 to generate additional equity capital and improve its financial condition, which are detailed in the 1997 Form 10-K, the Company has experienced the following activity in the first nine months of 1998:(1) the sale in January of 100,000 shares of the Company's Common Stock at $1.50 per share to a Saudi Arabian investor; (2)the issuance of 58,000 shares of the Company's Common Stock pursuant to option exercises by officers of the Company for a total of $91,000; (3) the payment in February of accrued mining lease rentals for four years on the Al Masane project to the Saudi Arabian government totaling $469,333; and (4) the extension in March 1998 of the maturity date of the notes to Den norske and Saudi Fal to December 31, 1999 from December 31, 1998.

         At September 30, 1998, the outstanding principal amount under the new Amended and Restated Credit Agreement with Den norske was $265,000 all of which is classified as long-term debt since prepayments of $1,175,000 were made in the second and third quarter of 1998. The entire balance under the Amended and Restated Credit Agreement is due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. South Hampton has agreed to make minimum quarterly principal payments of $75,000 plus interest at the Den norske prime lending rate, plus 1%, and under certain conditions, can make distributions to Saudi Fal and the Company. The debt is secured by all of the assets of the refinery and all of the issued and outstanding shares of the Company's three subsidiaries there.

         On October 15, 1996, there was also a restructuring of the loan of $1,500,000 owed by South Hampton to Saudi Fal, pursuant to Board of Director approval in October 1995. The loan, plus accrued interest, was converted into a Second Lien Promissory Note in the principal amount of $1,945,773 bearing interest at the Den norske prime lending rate, plus 1%. Interest only is due and payable monthly on the note and the entire unpaid balance of principal and accrued interest is now due on December 31, 1999, pursuant to an extension in March 1998 of the maturity date. The principal amount at September 30, 1998 remained at $1,945,773. Interest payments of $202,801 were made in the first nine months of 1998 and the amount of unpaid accrued interest at September 30, 1998 was approximately $46,000. The note is secured by all of the assets of the refinery and is subordinate to the Den norske note.

         The Company, through its wholly-owned subsidiary American Shield Refining Company, advanced funds in 1990 for some of the costs to increase the processing capacity of the refinery. These advances were in the form of a note from the refinery. This note was also restructured at October 15, 1996, whereby accrued interest of $361,250 was added to principal with the note bearing interest at the Den norske prime lending rate, plus 1%. This resulted in a new principal amount of $1,694,605 at that time. In the first nine months of 1998, a total of $270,000 was paid on the note principal by the refinery, leaving a principal amount at September 30, 1998 of $1,424,605. The note was originally due on December 31, 1998, but in March 1998, the maturity date was extended to December 31, 1999. No interest payments have been made by the refinery to the Company through September 30, 1998 and the amount of unpaid accrued interest was approximately $307,000. The note is secured by all of the assets of the refinery and is subordinate to the promissory note issued to Saudi Fal.

         On September 30, 1995, the Company made a formal application to the Saudi Industrial Development Fund ("SIDF")to obtain 50% of the capital needed to finance the development of the Al Masane project and on December 17, 1997, conditional approval was received for a $38.08 million loan. The Company plans to finance the remaining cost of the project with loans from commercial banks and equity funds from Saudi Arabian investors. The Company and its Saudi Arabian advisors have recently formed a joint venture which was officially registered as a Saudi limited liability company on August 23, 1998. The joint venture, which is equally owned by the Company and Al-Mashreq Mining Investments Company, has been infused with equity capital of $26.0 million and will immediately commence operations. Both the Company and the joint venture have applied to the Saudi Ministry of Petroleum and Mineral Resources requesting the transfer of the Company's existing Al Masane mining lease to the joint venture company. Documents have been sent to three major engineering contractors to solicit bids for the construction and development of the surface and underground facilities required for the mining and production of zinc and copper concentrates and silver and gold bullion from the Al Masane mine ore. Each prospective bidder has already visited the mine site and has agreed to submit its bid. Construction and development of the mine by the new company will take approximately twenty-one months to complete after the bids are received and evaluated and the winning bidder is selected. This is expected to be done by the end of 1998.

         At September 30, 1998, a total of approximately $2,260,000 in salaries and termination benefits was due to Company employees in Saudi Arabia in accordance with Saudi Arabian employment laws. This amount includes approximately $816,000 due to Hatem El-Khalidi, the Company's President and Chief Executive Officer. The payment of these amounts has been deferred until the Company's working capital position improves. At September 30, 1998, the Company had not yet made the 1998 surface rental payment of approximately $117,000, which was due in May 1998, to the Saudi Arabian government under the terms of the Al Masane Project lease. The unpaid amount of these rental payments at December 31, 1997 was approximately $469,000, but in February 1998 a payment in full was made. The Company has not complied with certain statutory reporting requirements in Saudi Arabia. Management of the Company believes that the lack of compliance with these requirements will not have any effect on the Company's planned operations in Saudi Arabia.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                  None

         (b) REPORTS ON FORM 8-K

         One report on Form 8-K was filed during the quarter ended September 30, 1998. The report was dated on September 29, 1998 and stated that, on August 23, 1998, a Saudi limited liability company was officially registered with the Saudi Ministry of Commerce. The Company has a 50% interest in the new Saudi company, which will develop and operate the Al Masane mining project in Saudi Arabia.

                      ------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 10, 1998                     ARABIAN SHIELD DEVELOPMENT COMPANY
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