Form 10-K
period 1998-12-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1999-03-31
CIK 7039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-6247
                             ---------------------

                       ARABIAN SHIELD DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-1256622
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
        10830 NORTH CENTRAL EXPRESSWAY
                  SUITE 175
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

                                (TITLE OF CLASS)
                    Common Stock, par value $0.10 per share
                             ---------------------

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 15, 1999: 21,969,494.

     The aggregate market value on March 15, 1999 of the registrant's voting securities held by non-affiliates was $15,549,805.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (a) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 14, 1999. -- Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities include refining various specialty petrochemical products and developing mineral properties in Saudi Arabia and the United States. All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations. The Company's undeveloped mineral interests are primarily located in Saudi Arabia.

     United States Activities. The Company's domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest manufacturers of pentanes consumed domestically. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns all of American Shield Coal Company (the "Coal Company") and approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). Neither the Coal Company nor Pioche conduct any substantial business activities. See Item 2. Properties.

     Saudi Arabian Activities. The Company holds a mining lease covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The Company was granted exploration licenses for the other areas in southwestern Saudi Arabia which have expired.

     On August 23, 1998, The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), was officially registered with the Saudi Ministry of Commerce and issued a registration certificate. Arabian Mining is now officially licensed to conduct business in Saudi Arabia and is authorized to mine and process zinc and copper concentrates and silver-gold dore from the Al Masane lease area. The Company plans to enter into a joint venture agreement regarding Arabian Mining with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). Terms of the proposed joint venture agreement contemplate that Arabian Mining will be equally owned and managed by the two proposed partners. The Company and Arabian Mining have applied to the Saudi Ministry of Petroleum and Mineral Resources requesting the transfer of the Company's Al Masane mining lease to Arabian Mining.

     In 1996, an independent mining consulting firm estimated the total capital costs of the Al Masane mining project to be $88.6 million. The Company and Al Mashreq are diligently pursuing the financing of the project so that commercial production can begin as contemplated in a recently updated feasibility study. There can be no assurance that adequate capital for the project will be obtained in order for contemplated commercial production to begin. The ultimate recovery of all of the Company's mineral exploration and development costs cannot be determined at this time.

     See Item 2. Properties for additional discussions regarding all of the Company's properties, the proposed joint venture and financing of the Al Masane project.

     Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments for the years ended December 31, 1998, 1997 and 1996. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

FOREIGN OPERATIONS

     Since a substantial portion of the Company's mineral properties and related interests are located outside of the United States, its business and properties are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States.

COMPETITION

     The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal competitor. Generally good economic conditions have meant strong demand for its specialty products and solvents. Consequently, the Refining Company has not faced any recent significant price competition in these markets. Almost all of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which during most of 1998, trended down.

ENVIRONMENTAL MATTERS

     In 1993, while remediating a small spill area, The Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The other pool is under the South Hampton facility. Subsequent tests determined that hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing will be recorded as normal operating expenses. Expenses for future years recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its refining process, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. Also, see Item 3. Legal Proceedings.

     The Clean Air Act Amendments of 1990 have had a positive effect on the Refining Company's business as plastics manufacturers are searching for ways to use more environmentally acceptable solvents in their processes. Plastics manufacturers have historically used C6 hydrocarbons (hexanes) as coolants and catalyst carrying agents. There is a current trend among plastics manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Refining Company's product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the next few years; however, there can be no assurance that such growth will occur. While the refinery continues to manufacture C6 solvents, its manufacturing of these solvents is being phased out. The Aromax(R) unit, which was jointly developed with Chevron Research Company, has the ability to convert C6 hydrocarbons into benzene and other more valuable aromatic compounds, which one of the reasons the Refining Company initially participated in the Aromax(R) development project. Also, see Item 2. Properties.

PERSONNEL

     The Company's officers who are resident in the United States are Mr. John
A. Crichton, Chairman of the Board, Mr. Jonathan Cocks, Vice President, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in

Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 55 persons.

ITEM 2. PROPERTIES.

SPECIALTY PRODUCTS REFINERY

     The Company's primary source of revenues is the specialty products refinery owned and operated by South Hampton near Silsbee, Texas. The refinery presently consists of seven operating units that, while interconnected, make distinct products through differing processes: (i) a pentane-hexane unit; (ii) a catalytic reformer; (iii) an aromatics fractionation unit; (iv) a cyclopentane unit; (v) an Aromax(R) unit; (vi) an aromatics hydrogenation unit; and (vii) a specialty fractionation unit. All of these units are currently in operation. A solvent fractionation unit is under construction and scheduled to start production on April 1, 1999.

     The pentane-hexane unit's design capacity is approximately 2,200 barrels per day ("BPD") of feedstock. While the unit averaged 1,975 barrels per stream day during 1998, during four different months it set production records by processing at 108% of design capacity. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents that are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

     The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst that produces an aromatics concentrate that is used as feedstock for an aromatics extraction unit, as well as hydrogen that is utilized in other processes. The design capacity of the reformer is 4,000 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 425 barrels per stream day in 1998.

     The aromatics fractionation unit consists of two towers with a design capacity of 750 BPD. The unit processes an aromatic feedstock stream into three specialized aromatic solvents used in various applications such as pesticides, paints and coatings and adhesives. This unit is leased to a customer for its own use pursuant to a toll processing contract that provides for the payment of a minimum daily charge.

     The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product that is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates from feedstock supplied by the pentane-hexane unit and averaged 215 barrels of production per stream day during 1998.

     The Aromax(R) unit is the world's first commercial unit using Chevron Research Company's proprietary process to produce a high benzene content product that is sold as feedstock to refiners operating benzene extraction units. This process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses as feedstock a by-product from the South Hampton's pentane-hexane unit as well as from outside hydrotreaters. The unit's average production throughput during 1998 was 145 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process and the unit continues to successfully operate as designed.

     The aromatics hydrogenation unit consists of a hydrotreating reactor and a single fractionation tower that strips excess gas from the product. The design capacity of this unit is 500 BPD. It converts a high purity aromatic feedstock into a more environmentally acceptable high purity solvent. This unit is leased to a customer for its own use pursuant to a toll processing contract that provides for the payment of a minimum daily charge.

     The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit is leased to a customer for its own use pursuant to a toll processing contract that provides for the payment of a minimum daily charge.

     The specialty solvents unit that is under construction consists of three fractionation towers, one of which operates under vacuum. When completed, this unit will process a specialized high purity feedstock and produce four high purity solvents. This unit is to be leased to a customer for its own use pursuant to a toll processing contract that provides for the payment of a minimum daily charge.

     South Hampton owns approximately 87 storage tanks with a total capacity of approximately 285,000 barrels. Two spherical storage tanks with a total capacity of 10,000 barrels each are under construction and expected to be completed by May 1, 1999. These tanks will be utilized in the management of pentane inventory. The refinery is situated on 100 acres of land, approximately 70 acres of which are developed. South Hampton also owns a truck and railroad loading terminal that consists of eight storage tanks, a rail spur and truck and tank car loading facilities.

     As a result of the 1990 production capacity expansion and the toll processing contracts, essentially all of South Hampton's standing equipment is operational. It also owns certain surplus equipment, which is stored on site that could be used to assemble additional processing units, such as a hydrocracking unit with a 2,000 BPD capacity. South Hampton periodically reviews, as market and competitive conditions warrant, the feasibility of expanding the capacity of its existing pentane-hexane unit or constructing additional facilities.

     Gulf State owns and operates three 8 inch pipelines aggregating approximately 50 miles in length that connect South Hampton's refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at the marine terminal.

SAUDI ARABIA MINING PROPERTIES

  Al Masane Project

     The Al Masane project, consisting of an area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper.

     Initial Exploration Work and Prior Feasibility Studies. The Saudi Arabian government granted the Company exploration licenses for the Al Masane and Wadi Qatan areas in 1971. Subsequently, the Company conducted substantial geological and geophysical activities in these areas. Core drilling and studies by independent consulting firms concluded that Al Masane's copper, zinc, gold and silver prospects could be put in production sooner than the nickel prospect at Wadi Qatan. Metallurgical tests also showed difficulty in separating the nickel at Wadi Qatan. During 1977, a pre-feasibility mining study was conducted at Al Masane by the mining consulting firm of Watts, Griffis and McOuat Limited of Toronto, Canada ("WGM"). WGM recommended an extensive development program for the Al Masane prospect.

     Phase I of WGM's recommended Al Masane development program was completed in April 1981. It involved construction of underground tunnels parallel to the ore bodies from which extensive underground core drilling was done in order to prove the quantity and quality of the ore reserves. This work was financed primarily with an $11 million interest-free loan from the Saudi Arabian Ministry of Finance. As a result of this work, WGM concluded that sufficient ore reserves had been established to justify completion of a full bank feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM and SNC/GECO of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of mining, ore treatment and support facilities. WGM's September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and recommendations.

     The Company continued its exploration work at Al Masane after 1984. Consequently, WGM upwardly revised its reserve estimates in 1989 and again concluded that a proposed mining operation was economically viable as well as having high potential for the discovery of additional ore zones.

     Current Feasibility Studies. The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993. The Company subsequently commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada ("Davy"). WGM and Davy updated this study in 1996. A summary of the studies' findings are as follows:

     The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                                                RESERVE    COPPER   ZINC   GOLD    SILVER
ZONE                                           (TONNES)     (%)     (%)    (G/T)   (G/T)
----                                           ---------   ------   ----   -----   ------
Saadah......................................   3,872,400    1.67    4.73   1.00    28.36
Al Houra....................................   2,465,230    1.22    4.95   1.46    50.06
Moyeath.....................................     874,370    0.88    8.92   1.29    64.85
                                               ---------    ----    ----   ----    -----
          Total.............................   7,212,000    1.42    5.31   1.19    40.20

     For purposes of calculating, proven and probable reserves, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% has been used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body that is included in the ore extraction process.

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

     The mining and milling operation recommended by WGM for Al Masane would involve the production of 2,000 tonnes of ore per day (700,000 tonnes per year), with a mine life of over ten years. Annual production is estimated to be 34,900 tonnes of copper concentrate (25% copper per tonne) containing precious metal and 58,000 tonnes of zinc concentrate (54% zinc per tonne). Total output per year of gold and silver is estimated to be 22,000 ounces of gold and 800,000 ounces of silver from the copper concentrate and bullion produced. The construction of mining, milling and infrastructure facilities is estimated to take 21 months to complete. Construction necessary to bring the Al Masane project into production includes the construction of a 2,000 tonne per day concentrator, infrastructure with a 300 man housing facility and the installation of a cyanidation plant to increase the recovery of precious metals from the deposit. Project power requirements will be met by diesel generated power.

     WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and dore bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the dore bullion to be produced from the cynidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide. After the smelter refining process, the metals could be sold by the Company or the smelter for the Company's account in the open market.

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

     The 1996 update shows the estimated capital cost to bring the project into operation to be $88.6 million. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per tonne of ore milled.

     WGM prepared an economic analysis of the project utilizing cash flow projections. A base case was prepared that included those project elements which are most likely to be achieved. WGM believed that a majority of the base case assumptions used in the 1994 feasibility study remained valid, including the ore reserves, mill feed grade, production rate, metal recoveries and concentrate grade and smelter returns. Metal prices, capital costs, operating costs and the corporate structure were adjusted to reflect more current information. Capital and operating costs were adjusted in conformity with the updated estimates prepared by Davy.

     The base case assumes the corporate structure of the entity to be formed to operate the project, planned to be Arabian Mining, will be owned 50% by the Company and 50% by Saudi Arabian investors and that the owners of this entity would contribute an aggregate of $21.2 million to the cost of the project. The base case further assumes financing for the project from commercial loans in the aggregate amount of $21.2 million bearing interest at the rate of 8% per year and a loan in the amount of $43.8 million from the Saudi Industrial Development Fund ("SIDF") repayable in equal annual installments over the initial life of the mine. Cash generated by the operation of the project would contribute the remainder of the project financing. The base case assumes that the $11 million loan outstanding to the Saudi Arabian government will be paid by the Company in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 13.1%, the Company's and the Saudi Arabian investors' internal rates of return would be 27.3% and 12.1%, respectively, and projected net cash flow (after debt repayment) from the project of $95.1 million. The 1994 feasibility study base case showed the project would realize a 14.05% internal rate of return. Cash flow under the base case is exclusive of income tax as the base case assumes that any such tax would be paid by individual investors and not by the project. Assuming a 10% discount rate, the net present value of the project as shown in the update is $12.16 million compared to the $15.5 million net present value of the project shown in the 1994 feasibility study. Based on the update, WGM believes that the economic analysis shows that the project remains viable.

     Mining Lease. As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. It is contemplated that responsibility for the payment of all future rental payments would be assumed by Arabian Mining when title to the Al Masane mining lease is transferred to it. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

     Reference is made to the map on page 10 of this Report for information concerning the location of the Al Masane project.

     Project Financing and Proposed Joint Venture. As detailed above, the estimated total capital cost to bring the Al Masane project into production is $88.6 million. The Company does not presently have sufficient funds to bring this project into production. Also, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

     In order to commercially develop the Al Masane project, the Company plans to enter into the Arabian Mining joint venture with Al Mashreq. The following summarizes certain proposed terms and conditions of the planned joint venture. The Company anticipates that, once established, Arabian Mining would attempt to finance the project and would be responsible for the construction and operation of the mining facilities. In the event the Arabian Mining joint venture is established, the Company would be obligated to transfer title to the mining lease as well as its beneficial interest in the Al Masane project to the planned joint venture. It is also possible that the Company would be required to transfer its other Saudi mining interests, if any, to the planned joint venture. In the event Arabian Mining is unable to obtain acceptable financing for the project by a date to be agreed upon, then either joint venture partner may terminate the joint venture agreement. In this event, full title to the mining lease and other interests, if any, that the Company transferred to Arabian Mining would revert back to the Company. If the joint venture is terminated, the Company may be liable to Al Mashreq for any prior surface rentals and other such costs which either Al Mashreq or the planned joint venture paid. At December 31, 1998 the amount of these costs paid by Al Mashreq was $469,333.

     Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Petroleum Mineral Organization ("Petromin"). Petromin is the Saudi Arabian government's official mining and petroleum company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin, but the sale of stock to the Saudi public could not occur until the mine's commercial operations were profitable for at least two years. The instructions added that Petromin still had the right to purchase shares in the Saudi public stock company any time it desires. The joint venture partners contemplate Arabian Mining would be transformed into a Saudi public stock company sometime after it has been profitable for two years. At that time, the Company and Al Mashreq would own no less than 50% of the shares of the contemplated Saudi public stock company, Petromin would have an option to acquire up to 25% of the shares and the remaining shares would be offered for sale in Saudi Arabia pursuant to a public stock subscription offering. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi public stock company. However, the Company would remain responsible for the repaying the $11 million loan to the Saudi Arabian government.

     On behalf of the planned joint venture, the Company and Al Mashreq applied to the Saudi Industrial Development Fund (the "SIDF") for a loan of approximately $38.1 million in 1995. The SIDF makes interest-free loans to industrial projects in Saudi Arabia and charges a 2.5% service fee. Conditional loan approval was granted in December 1997. The conditions that must be met prior to receiving unconditional loan approval from the SIDF include, but are not limited to, (i) transfer of the Al Masane mining lease (free and clear of all liens) to the proposed joint venture, (ii) receipt by the SIDF of acceptable loan guarantees from each of the two proposed joint venture partners and (iii) receipt by the SIDF of an acceptable agreement between the Company and the Saudi Ministry of Finance regarding the Company's repayment of the previously discussed $11.0 million loan.

     Given that open market prices for the minerals to be produced by the Al Masane project are presently at or near their recent historical lows, there can be no assurances that the Company or the planned joint venture will be able to obtain financing from the SIDF or any other sources. In addition, there can be no assurances that the Company will be able to negotiate an acceptable joint venture and/or other agreement(s) with Al Mashreq. In either event, the Company would attempt to maintain the Al Masane mining lease and continue with a modest exploration and reserve development program in order to expand Al Masane's mineral reserve base and improve the existing metallurgical recovery rate, which is presently estimated at 82% zinc and 87% copper. Once open market prices for the minerals to be produced by the mine sufficiently improve, the Company would then again attempt to obtain acceptable financing to commercially develop the Al Masane mining project.

  Other Exploration Areas in Saudi Arabia

     During the course of its exploration and development work in the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and plans to apply for an additional exploration license(s) for these areas. With respect to these other areas, the Company has an agreement with Petromin that governs the rights of the parties if the exploration licenses granted to the Company or Arabian Mining are converted into a mining lease. Under this agreement, Petromin is granted an option to acquire, at any time, a 25% interest in any mineral mining project in Saudi Arabia that is the subject of the exploration licenses.

     In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. While these licenses have expired, the Company has received verbal assurance from Saudi Arabian government officials that the licenses will be extended as long as exploratory work is being carried out on the areas that they covered. However, no formal extensions from the government have been obtained.

     The Company applied for an exploration license covering an area surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. Exploration work has been carried on and paid for by the Company.

     Once financing for the Al Masane project is obtained, either the Company or Arabian Mining plan to formally apply for an expanded exploration license for an area of approximately 2,800 square kilometers which includes the original Greater Al Masane area plus the Wadi Qatan and Jebel Harr areas. In the event commercially exploitable minerals are found, then any exploration license(s) granted by the government could be converted into mining leases upon application to the Saudi Arabian Ministry of Petroleum and Mineral Resources.

     Reference is made to the map on page 10 of this Report for information concerning the location of the foregoing areas.

     Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company's geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. After obtaining an exploration license for the Wadi Qatan and Jebel Harr areas, the Company or Arabian Mining would continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation. While initial indications are encouraging, there is no assurance that a viable mining operation could be established.

     Greater Al Masane. The Company has filed an exploration license application, which has been verbally approved, for an area of approximately 1,100 square kilometers around Al Masane, which is also referred to as Greater Al Masane. This area includes an ancient gold mining prospect at Jubal Guyan, about six miles east of the original Al Masane prospect and seven miles west of Wadi Qatan. Although an exploration license has not been formally granted, the Saudi Arabian government has given the Company written authorization to conduct exploration work in the area. Core samples indicate an average grade of 7 grams of gold per tonne. Additional sampling is being conducted at Jubal Guyan, and after the results of the sampling are obtained, an evaluation will be made as to any future drilling locations. Geological, geochemical and geophysical work on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane.

     As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company's rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government's requirements in these areas and that the government should honor the Company's claims.

U.S. MINERAL INTERESTS

     The Company's mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 1998 and its future, if any, is uncertain. Pioche also has been inactive for many years.

     Nevada Mining Properties. Pioche's properties include 48 patented and 80 unpatented claims totaling approximately 3,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). An Exploration Agreement and Option to Purchase between Pioche and a large mining company was terminated during 1998. The mining company paid all annual taxes and claim rentals during the agreement's term.

     There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation.

OFFICES

     The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy. The Company also leases a house in Jeddah that is used as a technical office and for staff housing. The Company continues to lease office space in Dallas, Texas on a month-to-month basis. It also owns a base camp and accompanying facilities and equipment at the Al Masane project site.

ITEM 3. LEGAL PROCEEDINGS.

     South Hampton, together with over twenty-five other companies, was a defendant in two lawsuits brought in different Jefferson County, Texas District Courts. The suits were filed in July 1993 and 1994 by the same Beaumont, Texas law firm on behalf of two former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas. Each suit claimed illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment with Goodyear. Each plaintiff claimed the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. South Hampton entered into settlement agreements with the two plaintiffs in March 1997 and January 1998, respectively, by agreeing to pay each plaintiff the amount of $25,000 in full and final settlement of all claims by each such plaintiff against South Hampton. Another similar lawsuit, filed by the same law firm on behalf of another former Goodyear employee, was filed in a Jefferson County District Court in December 1997 containing the same allegations and seeking unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against this lawsuit.

     In August 1997, the TNRCC's Executive Director filed a preliminary report and petition with the TNRCC alleging that South Hampton violated various TNRCC rules, TNRCC permits issued to South Hampton, a TNRCC order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TNRCC's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TNRCC's industrial and hazardous waste rules. The TNRCC's Executive Director recommends the TNRCC enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its refinery and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TNRCC rules, permits and orders. South Hampton is, and intends to continue to, vigorously defending itself against this proceeding. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action has been taken.

     In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgement in favor of the United States and its agency, the CIA. The Company believes the Court erred in its interruption of the FOIA and, since it believes this could be a landmark case it has filed an appropriate appeal with the U.S. Court of Appeals for the Fifth Circuit. In addition, the Company intends to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act.

     In late 1994, two prominent Yemen newspapers published articles that accused Yemen Hunt Oil Company ("Yemen Hunt"), a wholly owned subsidiary of Hunt, of obtaining its PSA by corrupting certain government officials in Yemen. Specifically, each article alleged that Yemen Hunt engaged in corrupt practices in order to exclude the Company's application from consideration for the PSA that was subsequently awarded to Hunt and its subsidiary, Yemen Hunt. The executive vice president of Yemen Hunt sent a letter to the editor of one of these newspapers. This letter, which was published on December 7, 1994, stated, after explicitly mentioning the Company and its then partner, Dorchester Gas Company, that "(Yemen Hunt) knows well those suspicious companies who are mainly engaged in political activities for the purpose of undermining the economic interest of Yemen . . ." On December 26, 1995, the Company filed a criminal libel complaint with Yemen's Attorney General for Publications in Sana'a, Yemen against Yemen Hunt. Its complaint alleged that Yemen Hunt, in its published letter, criminally libeled the Company, which if not addressed, could seriously affect the Company's and its employees' business and reputation in the Middle East. In October 1996, the Deputy Attorney General for Publications in Yemen issued his official decision to the Company. This decision, which was released after the Attorney General's office had taken statements from the Company's president and the chief of Yemen Hunt's legal department, stated it was evident that the above mentioned letter was libelous to the Company. However, Yemen Hunt could not be prosecuted for criminal libel since the four-month statute of limitations period for criminal libel had run. The Company had been vigorously pursuing evidence regarding Hunt, the PSA and related matters in Yemen. However, in 1997 the Company was strongly advised that it would be extremely dangerous for any of its officers, representatives or consultants to go to Yemen and pursue further evidence against Hunt. The Company plans to abide by that advice for the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: ARSD. The following table sets forth the high and low closing sale prices for each quarter of 1998 and 1997, respectively, as reported by NASDAQ.

                                              1998                      1997
                                     -----------------------   -----------------------
                                     1ST    2ND    3RD   4TH   1ST   2ND   3RD    4TH
                                     ----   ----   ---   ---   ---   ---   ----   ----
High...............................  3 13/16 2 15/16 2 3/4 2 1/16 2 3/4  2 6 3/8  3 31/32
Low................................  2 1/16 2      1 7/8 1 7/32 1 1/2  1   1      1 3/4

     At March 15, 1999, there were 803 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                        1998      1997      1996      1995      1994
                                       -------   -------   -------   -------   -------
Revenues.............................  $25,089   $26,174   $22,014   $18,359   $17,765
Net Income (Loss)....................  $ 3,442   $   818   $  (391)  $  (369)  $ 2,852
Net Income (Loss) Per Share..........  $   .16   $   .04   $  (.02)  $  (.02)  $   .14
Total Assets (at December 31)........  $46,683   $45,053   $44,096   $40,805   $41,057
Notes Payable (at December 31).......  $11,376   $11,376   $11,376   $15,086   $15,945
Total Long-Term Obligations (at
  December 31).......................  $ 1,953   $ 4,110   $ 4,293   $ 1,676   $ 1,148

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Historically, the Company's cash flows from operating activities have been insufficient to meet its operating needs, planned capital expenditures and debt service requirements. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced serious difficulties obtaining additional financing. While the Company presently needs additional financing in order to fund its planned mineral development activities, management believes its ability to remain a going concern is no longer dependent on obtaining outside financing. Consequently, management intends to focus additional time and resources on improving its specialty petrochemical refining operations and reducing the cost of any required outside financing.

     Statements in Items 7 and 7A as well as elsewhere in, or incorporated by reference in, this Annual Report on Form 10-K regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal securities laws. In some case, "forward-looking statements" can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "contemplates," "proposes," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K, all of which are difficult to predict and many of which are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Refining Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

     Specialty Petrochemicals Segment. This segment contributes substantially all of the Company's internally generated cash flows from operating activities. In order to supplement its cash flows from operating activities, this business segment has a $2.25 million credit facility with Den norske Bank ASA (the "Bank"). The terms and conditions of this credit facility are discussed in Note 8 to the Company's Consolidated Financial Statements. During 1998, this segment used its available cash and debt resources to repay approximately $2.0 million of outstanding indebtedness owed to Saudi Fal Co. Ltd. which released its second lien on all of the segment's assets. In a further effort to improve this segment's liquidity and capital resources, the Company converted its previous loan advances into equity and released its third lien on all of the segment's assets. As a result of these actions, as well as its recent and expected near term operating results, this segment's cash flows from operating activities are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

     Mining Segment. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in
Item 2. Properties, management is attempting to finance commercial development of the Al Masane mining project through the proposed Arabian Mining joint venture. In the event the proposed joint venture is finalized, the Al Mashreq partners (which includes certain of the Company's shareholders) would be obligated to contribute at least $26.0 million of cash as their share of the venture's capitalization and the Company would be obligated to, at a minimum, contribute its interests in the Al Masane mining project. The joint venture then would be responsible for obtaining the remaining amount necessary to finance the project's commercial development. There is no assurance that the proposed joint venture will be finalized, or if it is finalized, that the joint venture will be able to obtain acceptable financing for the project. Obstacles to finalization of the proposed joint venture and obtaining acceptable financing for the Al Masane project include, but are not limited to, (i) near recent historically low market prices for the minerals to be extracted (see related discussion in "Results of Operations" below); (ii) the unwillingness to date of financial institutions to accept the Company's guarantee for its portion of any debt obtained by the proposed joint venture; and (iii) the Company's inability to negotiate an acceptable joint venture or other agreement(s) with Al Mashreq. In the event the proposed joint venture is finalized, but cannot obtain acceptable financing for the project, (i) if the partners decide to continue with the joint venture, the Company anticipates the joint venture would conduct additional exploration of the Al Masane project until mineral prices sufficiently recover in order to improve the project's financial viability or (ii) if the partners decide not to continue with the joint venture and the Al Masane project reverts back to the Company (or in the event the proposed joint venture is never finalized), then the Company would attempt to conduct additional exploration until mineral prices sufficiently recover in order to improve the project's financial viability. This scenario may force the Company to attempt to obtain additional outside financing.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $840,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $703,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications regarding the note payable from the Saudi government. This despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

     With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligation as they are released from the Company's employment.

     At this time, the Company has no definitive plans for the development of its domestic mining assets. It periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management will continue to review these proposals as they are received, but at this time does not anticipate making any significant domestic mining capital expenditures or receiving any significant proceeds from the sale or use of these assets.

     If the Company seeks additional outside financing, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain would be unfavorable to the Company and its existing shareholders.

RESULTS OF OPERATIONS

  Comparison of the Years 1998 to 1997

     Specialty Petrochemicals Segment. During 1998, total revenues decreased approximately $1.2 million or 4.1% while the cost of sales decreased approximately $3.9 million or 17.8% from 1997. Consequently, 1998's gross profit margin increased approximately $2.8 million or 70.1%. Sales volume decreased slightly by 2.4%. The average selling price also decreased slightly by 2.5% as a result of the adverse economic conditions affecting the petroleum refining industry during much of 1998. As a result of these changes in sales and cost of sales, the Refining Company significantly increased its gross profit (and net income) due primarily to lower operating expenses and reduced feedstock costs. The price of its primary feedstock, natural gasoline, continued to decrease throughout 1998. Natural gasoline is the heavier liquid produced by natural gas processing plants and by LPG fractionators. Feedstock prices continued the decline throughout 1998 that began in the fourth quarter of 1997. Prices in the fourth quarter of 1998 were almost 25% lower than those experienced in the first quarter. The Refining Company's reputation for superior product quality and service reliability in the petrochemical industry's specialty products segment allowed it to substantially maintain sales volumes and prices during 1998, thereby permitting it to take advantage of feedstock's reduced cost. Management expects its feedstock costs to remain near present levels during much of 1999.

     Toll processing continued to be a growing contributor to the refinery's business as fees increased 27% to $.7 million in 1998. The increase in the toll processing business is indicative of the direction of the U.S. refining and petrochemical industries. Many larger companies are outsourcing smaller jobs and processes that were formerly processed internally. The Refining Company has been in the toll processing business for over 30 years, enjoys a good reputation within the industry and believes it offers customers several competitive advantages over other suppliers. Management intends to expand the refinery's involvement in this area as opportunities arise. Construction has begun on a unit designed to produce a line of specialty solvents for a major customer on a multi-year contract. Production is scheduled to begin on April 1, 1999.

     The increase in interest income was due to the investment of increased excess cash while the slight absolute decrease in interest expense was due to the previously discussed reduction in debt as well as a slight decrease in interest rates.

     Miscellaneous income represents various items that individually are not significant enough to disclose separately. This includes income from tank and other rentals, commission income and occasional gains from small asset sales. The $.2 million decrease in 1998 is due to reduced tank rentals and no rental income from a building that was sold in 1997.

     Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. Minority interest amounts represent the Pioche minority shareholders' share of Pioche's losses that are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 1998, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were used. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments were evident.

     The Company intends to assess the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

     The Company's income tax expense includes $24,800 for the 1998 payment of its 1997 federal income tax liability (which was due to the alternative minimum income tax) and $231,000 for its 1998 state tax liability. Due primarily to the 1988 write-off of its coal lease investments, the Company had net operating loss carryforwards of approximately $28.0 million at December 31, 1998, approximately $5.9 million and $2.5 million of which are limited to the Coal Company's and Refining Company's, respectively, future taxable income. These loss carryforwards expire during the years 1999 through 2011.

  Comparison of the Years 1997 to 1996

     Specialty Petrochemicals Segment. During 1997, total revenues increased approximately $4.2 million or 18.9% while the cost of sales increased approximately $2.8 million or 14.3% from 1996. Consequently, 1997's gross profit margin increased approximately $1.4 million or 52.6%. Sales volume increased 14% to 28 million gallons. This was the largest volume achieved by the Refining Company since it began processing specialty products in 1985. This strong volume reflected increased sales to existing customers and the results of an increased marketing effort that resulted in new customers. The plastics industry continued to experience a steady demand that resulted in the continued growth in the volume of refined products sold. Its average product selling price was approximately 4% higher in 1997 compared to 1996. The Refining Company's gross profit (and net income) increased despite increases in natural gasoline, its primary feedstock, and natural gas, which is used for fuel, costs during the first two months of 1997. In March 1997, feedstock prices and natural gas fuel prices returned to their normal levels that, combined with an increase in the sales prices for its products, resulted in improved gross and operating margins for all of 1997. Feedstock costs for all of 1997 were, on average, identical to 1996 costs. The chemical industry, particularly ethylene crackers, continued to be big users of natural gasoline during 1997. This demand contributed to feedstock costs remaining higher than in recent years. Feedstock costs peaked during the period of November 1996 through February of 1997, returned to their historic levels during most of 1997 and decreased in 1997's fourth quarter.

     Toll processing fees slightly decreased in 1997 by approximately $64,000 due to the cancellation of a processing contract. In general, the refinery has experienced healthy growth in its toll processing business during the past several years.

     The increase in interest income was due to the investment of increased excess cash. The increase in interest expense was primarily due to an increased amount of interest bearing debt that resulted from a major debt restructuring in October 1996. This restructuring included the rolling over of accrued interest into principal and a higher new interest rate. However, during 1997, interest rates declined slightly.

     The decrease in miscellaneous income is almost entirely attributable to the 1997 sale of an office building that generated rental income.

     Mining Segment and General Corporate Expenses. As previously stated, none of the Company's other operations generate significant operating or other revenues. Minority interest amounts represent the Pioche minority shareholders' share of Pioche's losses, which are primarily attributable to the costs of maintaining the Nevada mining properties. However, in October 1997, Pioche entered into an Exploration Agreement and Option to Purchase with a large mining company that was subsequently terminated in 1998.

     The increase in general and administrative expenses was partially attributable to stock option expenses of $125,000 and $50,000 for the cost of issuing 50,000 shares of the Company's common stock in 1997.

     The Company's net operating loss carryforwards totaled approximately $32.3 million at December 31, 1997. Approximately $5.9 million and $1.7 million were limited to any future net income of the Coal Company and Refining Company, respectively. Certain carryforwards were set to expire in 1998 unless they were used.

OTHER MATTERS

     Year 2000. The Company, like most companies, is faced with the Year 2000 issue as a result of the use of computer systems that were designed to process two digits rather than four in order to define a year. For example, some computer software may interpret a date using the two digit representation "00" as the year 1900 instead of the Year 2000. If not corrected, such misinterpretations could result in system failures or in miscalculations causing disruptions in operational or financial processing.

     The Company began significant efforts to address its Year 2000 exposures in 1998. A project team assessed, remedied or replaced, and will test and implement Year 2000 compliant computer systems and applications (which consist of purchased computer applications, hardware, systems software and embedded chip systems) so that such systems and related processes will continue to operate and properly process information dated after December 31, 1999. Most of this work was performed in conjunction with the implementation of necessary data processing capacity increases.

     The initial phase of these plans, an inventory and assessment of potential problem areas for its information technology ("IT") systems and non-IT systems, such as embedded technology, is complete. The remediation and replacement phase for its IT and non-IT systems is substantially complete. The Company estimates that as of December 31, 1998 it had completed approximately 85% of the activities in this phase and the remaining tasks should be completed by April 30, 1999. During May 1 through September, 1999, the Company plans to conduct a complete Year 2000 readiness test as well as a full systems integration test in an environment that simulates processing conditions that will exist after December 31, 1999. The Company anticipates that all of its phases will be completed by September 30, 1999, however, there can be no assurances that this deadline will be met.

     Formal communications will be initiated with major customers and vendors to assess the Company's potential exposure from their failure to remediate their own Year 2000 issues. A failure by any of these customers and vendors could become a significant challenge to the Company's ability to operate its facilities at affected locations. Customers and vendors to be contacted include the Refining Company's customers and suppliers. If needed, the Company may choose to identify and develop alternate customers and storage facilities as well as alternative providers of products and services. Although the Company has no means of ensuring the Year 2000 readiness of such customers and vendors, it will gather information and monitor their compliance.

     The Company's total cost of achieving Year 2000 compliant systems is currently estimated to be $175,000. This amount, which includes both expense and capital spending, will be funded from the Company's net cash flows from operating activities. Through December 31, 1998, approximately $150,000 has been spent for the replacement of hardware and software and capitalized.

     The failure to correct a material Year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, could result in interruptions to the Company's operations or business activities. Such interruptions could have a material adverse impact on the Company's financial condition, operating results and cash flows. Due to the general uncertainty inherent in the Year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial condition, operating results or cash flows.

     The Company is also developing contingency plans regarding the Year 2000 issue that addresses various scenarios and alternatives. Among other things, these plans will probably include replacing electronic applications with manual processes, identifying alternative vendors, adjusting staffing requirements and increasing raw material inventory levels, as considered necessary. Contingency plans are expected to be completed by June 30, 1999, and will be updated regularly as current issues develop or as new issues are identified. However, there can be no assurances that these contingency plans will be timely completed or implemented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 1998, the Company had $1.7 million in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in approximately a $32,000 annual change in the Company's earnings and cash flows. At December 31, 1997, the Company had $4.0 million in variable rate debt outstanding and a hypothetical 10% change in interest rates underlying these borrowings would have resulted in approximately a $38,000 annual change in the Company's earnings and cash flows.

     The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal as measured against the United States dollar. The Company does not view this exposure as significant and has not acquired or issued any foreign currency derivative financial instruments. The Company's strategy in managing its exposure to commodity prices is to purchase options on commodity based derivative futures contracts when available. At December 31, 1998 and 1997, the Company's investment in such instruments was insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company, including the independent auditor's report thereon, and the financial statement schedules, including the independent auditor's report thereon, are included elsewhere in this document.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is set forth under the captions "Nominees for Election as Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Company's Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

     This information is set forth under the caption "Executive Compensation" of the Company's Proxy Statement for the Company's Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is set forth under the caption "Outstanding Capital Stock" of the Company's Proxy Statement for the Company's Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is set forth under the caption "Other Matters" of the Company's Proxy Statement for the Company's Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following financial statements are filed with this Report:

Reports of Independent Accountants.
Consolidated Balance Sheets dated December 31, 1998 and
  1997.
Consolidated Statement of Operations for the three years
  ended December 31, 1998.
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1998.
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1998.
Notes to Consolidated Financial Statements.

          2. The following financial statement schedules are filed with this
     Report:

Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 1998.

          3. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3(a)         -- Certificate of Incorporation of the Company as amended
                            through the Certificate of Amendment filed with the
                            Delaware Secretary of State on January 29, 1993
                            (incorporated by reference to Exhibit 3(a) to the
                            Company's Quarterly Report on Form 10-Q/A for the quarter
                            ended September 30, 1994 (File No. 0-6247)).
            3(b)         -- Bylaws of the Company, as amended through July 6, 1994
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Quarterly Report on Form 10-Q/A for the quarter
                            ended September 30, 1994 (File No. 0-6247)).
           10(a)         -- Contract dated July 29, 1971 between the Company,
                            National Mining Company and Petromin (incorporated by
                            reference to Exhibit 10(a) to the Company's Quarterly
                            Report on Form 10-Q/A for the quarter ended September 30,
                            1994 (File No. 0-6247)).
           10(b)         -- Loan Agreement dated January 24, 1979 between the
                            Company, National Mining Company and the Government of
                            Saudi Arabia (incorporated by reference to Exhibit 10(b)
                            to the Company's Quarterly Report on Form 10-Q/A for the
                            quarter ended September 30, 1994 (File No. 0-6247)).
           10(c)         -- Mining Lease Agreement effective May 22, 1993 by and
                            between the Ministry of Petroleum and Mineral Resources
                            and the Company, together with English translation
                            thereof (incorporated by reference to Exhibit 10(d) to
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarter ended September 30, 1994 (File No. 0-6247)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10(d)         -- Stock Option Plan of the Company, as amended
                            (incorporated by reference to Exhibit 10(e) to the
                            Company's Quarterly Report on Form 10-Q/A for the quarter
                            ended September 30, 1994 (File No. 0-6247)).*
           10(e)         -- 1987 Non-Employee Director Stock Plan (incorporated by
                            reference to Exhibit 10(f) to the Company's Quarterly
                            Report on Form 10-Q/A for the quarter ended September 30,
                            1994 (File No. 0-6247)).*
           10(f)         -- Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
                            (incorporated by reference to Exhibit 10(g) to the
                            Company's Quarterly Report on Form 10-Q/A for the quarter
                            ended September 30, 1994 (File No. 0-6247)).*
           10(g)         -- Agreement dated March 10, 1988 between Chevron Research
                            Company and South Hampton Refining Company, together with
                            related form of proposed Contract of Sale by and between
                            Chevron Chemical Company and South Hampton Refining
                            Company (incorporated by reference to Exhibit 10(o) to
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarter ended September 30, 1994 (File No. 0-6247)).
           10(h)         -- Addendum to the Agreement Relating to AROMAX(R)
                            Process -- Second Commercial Demonstration dated June 13,
                            1989 by and between Chevron Research Company and South
                            Hampton Refining Company (incorporated by reference to
                            Exhibit 10(p) to the Company's Quarterly Report on Form
                            10-Q/A for the quarter ended September 30, 1994 (File No.
                            0-6247)).
           10(i)         -- Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp.
                            and South Hampton Refining Company (incorporated by
                            reference to Exhibit 10(q) to the Company's Quarterly
                            Report on Form 10-Q/A for the quarter ended September 30,
                            1994 (File No. 0-6247)).*
           10(j)         -- Letter Agreement dated May 3, 1991 between Sheikh Kamal
                            Adham and the Company (incorporated by reference to
                            Exhibit 10(t) to the Company's Quarterly Report on Form
                            10-Q/A for the quarter ended September 30, 1994 (File No.
                            0-6247)).
           10(k)         -- Promissory Note dated February 17, 1994 from Hatem
                            El-Khalidi to the Company (incorporated by reference to
                            Exhibit 10(u) to the Company's Quarterly Report on Form
                            10-Q/A for the quarter ended September 30, 1994 (File No.
                            0-6247)).*
           10(l)         -- Letter Agreement dated August 15, 1995 between Hatem
                            El-Khalidi and the Company (incorporated by reference to
                            Exhibit 10(v) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995 (File No. 0-6247)).*
           10(m)         -- Letter Agreement dated August 24, 1995 between Sheikh
                            Kamal Adham and the Company (incorporated by reference to
                            Exhibit 10(w) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995 (File No. 0-6247)).
           10(n)         -- Letter Agreement dated October 23, 1995 between Sheikh
                            Fahad Al-Athel and the Company (incorporated by reference
                            to Exhibit 10(x) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995 (File No.
                            0-6247)).
           10(o)         -- Amended and Restated Credit Agreement dated December 28,
                            1998 between South Hampton Refining Company and Den
                            norske Bank ASA, together with related Promissory Note.
           10(p)         -- Letter Agreement dated November 30, 1996 between Sheikh
                            Fahad Al-Athel and the Company (incorporated by reference
                            to Exhibit 10(bb) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996 (File No.
                            0-6247)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10(q)         -- Joint Venture Agreement dated November 5, 1997 initialed by Al Mashreq Company for Mining Investments and the
                            Company (incorporated by reference to Exhibit 10(r) to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997 (File No. 0-6247)).
           21            -- Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q/A for the
                            quarter ended September 30, 1994 (File No. 0-6247)).
           27            -- Financial Data Schedule.

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

                                        ARABIAN SHIELD DEVELOPMENT COMPANY

                                        By:       /s/ HATEM EL-KHALIDI
                                           -------------------------------------
                                                     Hatem El-Khalidi,
                                           President and Chief Executive Officer

Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 31, 1999.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ HATEM EL-KHALIDI                     President, Chief Executive Officer and
-----------------------------------------------------      Director (principal executive officer)
                  Hatem El-Khalidi

                /s/ DREW WILSON, JR.                     Secretary and Treasurer
-----------------------------------------------------      (principal financial and accounting
                  Drew Wilson, Jr.                         officer)

                /s/ JOHN A. CRICHTON                     Chairman of the Board and Director
-----------------------------------------------------
                  John A. Crichton

              /s/ MOHAMMED O. AL-OMAIR                   Director
-----------------------------------------------------
                Mohammed O. Al-Omair

                  /s/ GHAZI SULTAN                       Director
-----------------------------------------------------
                    Ghazi Sultan

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Arabian Shield Development

     We have audited the accompanying consolidated balance sheets of Arabian Shield Development Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Arabian Shield Development Company and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            GRANT THORNTON LLP

Dallas, Texas
February 19, 1999

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 1,907,242   $   534,086
  Short-term investments....................................       30,636       407,542
  Trade receivables.........................................    2,779,964     3,047,311
  Inventories...............................................      178,714       548,320
                                                              -----------   -----------
          Total current assets..............................    4,896,556     4,537,259

REFINERY PLANT, PIPELINE AND EQUIPMENT -- AT COST...........    7,151,134     5,926,188
  LESS ACCUMULATED DEPRECIATION.............................   (3,651,626)   (3,238,623)
                                                              -----------   -----------

REFINERY PLANT, PIPELINE AND EQUIPMENT, NET.................    3,499,508     2,687,565

  AL MASANE PROJECT.........................................   34,121,501    33,522,427

  OTHER INTERESTS IN SAUDI ARABIA...........................    2,431,248     2,431,248

  MINERAL PROPERTIES IN THE UNITED STATES...................    1,280,656     1,411,190

  OTHER ASSETS..............................................      453,854       463,230
                                                              -----------   -----------

          TOTAL ASSETS......................................  $46,683,323   $45,052,919
                                                              ===========   ===========

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------   ------------
CURRENT LIABILITIES
  Accounts payable -- trade.................................  $   668,683   $    790,759
  Accrued liabilities.......................................    1,027,809        673,511
  Accrued liabilities in Saudi Arabia.......................    1,444,156      1,283,401
  Notes payable.............................................   11,375,780     11,375,780
  Current portion of long-term debt.........................      498,000        598,000
  Current portion of long-term obligations..................           --         37,915
                                                              -----------   ------------
          Total current liabilities.........................   15,014,428     14,759,366
LONG-TERM DEBT..............................................    1,250,000      3,435,773
LONG-TERM OBLIGATIONS.......................................           --         21,205
ACCRUED LIABILITIES IN SAUDI ARABIA, NET....................      703,214        653,149
DEFERRED REVENUE............................................       98,677        114,181
COMMITMENTS AND CONTINGENCIES...............................           --             --
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY................      909,600      1,044,487
SHAREHOLDERS' EQUITY
  Common stock -- authorized 40,000,000 shares of $.10 par
     value; issued and outstanding, 22,019,494 shares in
     1998 and 21,861,494 shares in 1997.....................    2,201,949      2,186,149
  Additional paid-in capital................................   36,101,150     35,875,950
  Accumulated deficit.......................................   (9,595,695)   (13,037,341)
                                                              -----------   ------------
          Total shareholders' equity........................   28,707,404     25,024,758
                                                              -----------   ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $46,683,323   $ 45,052,919
                                                              ===========   ============

        The accompanying notes are an integral part of these statements.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues
  Refined product sales...............................  $24,350,938   $25,591,600   $21,367,438
  Processing fees.....................................      738,237       582,519       646,848
                                                        -----------   -----------   -----------
                                                         25,089,175    26,174,119    22,014,286
Operating costs and expenses
  Cost of refined product sales and processing........   18,192,488    22,119,668    19,357,737
  General and administrative..........................    2,669,088     2,695,043     2,284,422
  Depreciation and amortization.......................      428,743       538,240       693,251
                                                        -----------   -----------   -----------
                                                         21,290,319    25,352,951    22,335,410
                                                        -----------   -----------   -----------
Operating income (loss)...............................    3,798,856       821,168      (321,124)
Other income (expense)
  Interest income.....................................      112,129        51,062        25,310
  Interest expense....................................     (346,117)     (405,270)     (336,979)
  Minority interest...................................        7,905        19,282        13,072
  Miscellaneous income................................      124,650       332,122       228,825
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................    3,697,423       818,364      (390,896)
Income tax expense....................................      255,777            --            --
                                                        -----------   -----------   -----------
Net income (loss).....................................  $ 3,441,646   $   818,364   $  (390,896)
                                                        ===========   ===========   ===========
Net income (loss) per common share:
  Basic...............................................  $      0.16   $      0.04   $     (0.02)
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.14   $      0.04   $     (0.02)
                                                        ===========   ===========   ===========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic...............................................   21,995,735    21,306,040    20,286,208
                                                        ===========   ===========   ===========
  Diluted.............................................   25,649,695    22,017,652    20,286,208
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  COMMON STOCK         ADDITIONAL    RECEIVABLE
                             -----------------------     PAID-IN        FROM       ACCUMULATED
                               SHARES       AMOUNT       CAPITAL     SHAREHOLDER     DEFICIT         TOTAL
                             ----------   ----------   -----------   -----------   ------------   -----------
January 1, 1996............  20,206,494   $2,020,649   $33,210,750    $(126,000)   $(13,464,809)  $21,640,590
  Common stock sold........     450,000       45,000       405,000           --              --       450,000
  Common stock issued for
    services...............     300,000       30,000       520,000           --              --       550,000
  Stock options issued.....          --           --       796,950           --              --       796,950
  Net loss.................          --           --            --           --        (390,896)     (390,896)
                             ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1996..........  20,956,494    2,095,649    34,932,700     (126,000)    (13,855,705)   23,046,644
  Common stock sold........     500,000       50,000       450,000           --              --       500,000
  Common stock issued for
    services...............      50,000        5,000        45,000           --              --        50,000
  Common stock issued on
    debt conversion........     345,000       34,500       310,500           --              --       345,000
  Stock options
    exercised..............      10,000        1,000        12,750           --              --        13,750
  Stock options issued for
    services...............          --           --       125,000           --              --       125,000
  Net income...............          --           --            --           --         818,364       818,364
                             ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1997..........  21,861,494    2,186,149    35,875,950     (126,000)    (13,037,341)   24,898,758
  Common stock sold........     100,000       10,000       140,000           --              --       150,000
  Stock options
    exercised..............      58,000        5,800        85,200           --              --        91,000
  Offset of receivable
    against related
    payables...............          --           --            --      126,000              --       126,000
  Net income...............          --           --            --           --       3,441,646     3,441,646
                             ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1998..........  22,019,494   $2,201,949    36,101,150    $      --    $ (9,595,695)  $28,707,404
                             ==========   ==========   ===========    =========    ============   ===========

         The accompanying notes are an integral part of this statement.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                            1998          1997         1996
                                                         -----------    ---------    ---------
Operating activities
  Net income (loss)....................................  $ 3,441,646    $ 818,364    $(390,896)
  Adjustments for non-cash transactions
     Depreciation and amortization.....................      428,743      538,240      693,251
     Common stock and stock options issued for
       services........................................           --      175,000           --
     Decrease in deferred revenue......................      (15,504)     (15,504)     (15,504)
  Effects of changes in operating assets and
     liabilities
     Increase in trade receivables.....................      267,347     (403,620)    (845,570)
     Decrease (increase) in inventories................      369,606       17,026     (134,614)
     Decrease in other assets..........................        9,376       42,336      135,287
     (Decrease) increase in accounts payable and
       accrued liabilities.............................      232,222     (464,852)     454,810
  Other................................................     (150,627)      (7,945)     (70,529)
                                                         -----------    ---------    ---------
          Net cash provided by (used in) operating
            activities.................................    4,582,809      699,045     (173,765)
                                                         -----------    ---------    ---------
Investing activities
  Additions to short-term investments..................      (14,387)    (108,816)      (4,116)
  Proceeds from sale of short-term investments.........      391,293           --           --
  Additions to Al Masane Project.......................     (599,074)    (639,589)    (451,110)
  Additions to refinery plant, pipeline and
     equipment.........................................   (1,224,946)    (167,336)    (195,076)
  Reduction in mineral properties in the United
     States............................................      130,534        7,425           --
  Decrease in cash in Saudi Arabia.....................           --           --      396,809
  Increase in accrued liabilities in Saudi Arabia......      210,820      174,178       53,450
                                                         -----------    ---------    ---------
          Net cash used in investing activities........   (1,105,760)    (734,138)    (200,043)
                                                         -----------    ---------    ---------
Financing activities
  Common stock sold....................................      241,000      513,750      450,000
  Additions to notes payable and long-term
     obligations.......................................    1,985,000      200,000      445,773
  Reduction of notes payable and long-term
     obligations.......................................   (4,329,893)    (529,861)    (438,714)
                                                         -----------    ---------    ---------
          Net cash provided by (used in) financing
            activities.................................   (2,103,893)     183,889      457,059
                                                         -----------    ---------    ---------
Net increase in cash...................................    1,373,156      148,796       83,251
Cash and cash equivalents at beginning of year.........      534,086      385,290      302,039
                                                         -----------    ---------    ---------
Cash and cash equivalents at end of year...............  $ 1,907,242    $ 534,086    $ 385,290
                                                         ===========    =========    =========

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 -- BUSINESS AND OPERATIONS OF THE COMPANY

     Arabian Shield Development Company (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities include refining various specialty petrochemical products (also referred to as the "Refining Segment") and developing mineral properties in Saudi Arabia and the United States (also referred to as the "Mining Segment"). All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 6 and 7).

     The Company's Refining Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns all of American Shield Coal Company (the "Coal Company") and approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). Neither the Coal Company nor Pioche conduct any substantial business activities. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

     The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material intercompany accounts and transactions are eliminated.

NOTE 2 -- BUSINESS RISKS

     Historically, the Company's cash flows from operating activities have been insufficient to meet its operating needs, planned capital expenditures and debt service requirements. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced serious difficulties obtaining additional financing. While the Company presently needs additional financing in order to fund its planned mineral development activities, management believes its ability to remain a going concern is no longer dependent on obtaining outside financing. Consequently, management intends to focus additional time and resources on improving its specialty petrochemical refining operations and reducing the cost of any required outside financing.

     The Company's mining segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in
Note 6, management is attempting to finance commercial development of the Al Masane mining project through the proposed Arabian Mining joint venture. In the event the proposed joint venture is finalized, the Al Mashreq partners (which includes certain of the Company's shareholders) would be obligated to contribute at least $26.0 million of cash as their share of the venture's capitalization and the Company would be obligated to, at a minimum, contribute its interests in the Al Masane mining project.

     The joint venture would then be responsible for obtaining the remaining amount necessary to finance the project's commercial development. There is no assurance that the proposed joint venture will be finalized, or if it is finalized, that the joint venture will be able to obtain acceptable financing for the project. Obstacles to finalization of the proposed joint venture and obtaining acceptable financing for the Al Masane project include, but are not limited to (i) recent near historically low market prices for the minerals to be extracted; (ii) the unwillingness of financial institutions to accept the Company's guarantee for its portion of any debt obtained by the proposed joint venture; and (iii) the Company's inability to negotiate an acceptable joint venture or other agreements with Al Mashreq. In the event the proposed joint venture is finalized, but

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES acceptable financing for the project is not obtainable and (i) the partners decide to continue with the joint venture, the Company anticipates the joint venture would conduct additional exploration of the Al Masane project until financing is available or (ii) the partners decide not to continue with the joint venture and the Al Masane project reverts back to the Company (or in the event the proposed joint venture is never finalized), then the Company would attempt to conduct additional exploration. This scenario may force the Company to attempt to obtain additional outside financing.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $840,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $703,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project that no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project which would result in a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

     With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligation as they are released from the Company's employment.

     A significant component of the Company's assets consists of undeveloped mineral deposits. There is no assurance that the Company will ultimately successfully develop either the Al Masane project or any of the other properties discussed in Notes 6 and 7, and if, developed, whether the mineral acquisition, development and development costs incurred will be recovered. The recovery of these costs is dependent upon a number of factors and future events, many of which are beyond the Company's control. Furthermore, the Company's ability to develop and realize its investment in these properties is dependent upon (i) obtaining significant additional financing and (ii) attaining successful operations from one or more of these projects.

     The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. Based upon a 1996 updated feasibility study by Watts, Griffis and McOuat Ltd., projected positive cash flows, net of repayment of debt, are $95.1 million over the life of the project. Prices used in the feasibility study were $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold and $6.00 per ounce for silver. Although present mineral prices are less than those used in the feasibility study, the Company believes that these price declines are not permanent and that the prior assumptions used in the study are still appropriate.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of, which was adopted in 1996, the Company intends to assess the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash, Cash Equivalents and Short-Term Investments -- The Company's principal bank and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 1998 and 1997, the Company held United States Treasury obligations with original maturities of less than one year that the Company intends to hold until maturity. At December 31, 1998, the fair value of these items approximated their carrying values. Cash balances may, at times exceed federally insured limits. The Company has not experienced any losses in its cash and short-term investment accounts and does not believe it is exposed to any significant such risks.

     Inventories -- Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.

     Mineral Exploration and Development Costs -- All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 1998, none of the projects described in Notes 6 and 7 had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

     Refinery Plant, Pipeline and Equipment -- Refinery plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.

     Other Assets -- Other assets include catalysts used in refinery operations, prepaid expenses, a note receivable and certain refinery assets which are being leased to a third party.

     Environmental Liabilities -- Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

     Deferred Revenue -- Deferred revenue represents funds advanced by a supplier and customer for equipment purchases and is being amortized over a 15 year period.

     Statements of Cash Flows -- In the statements of cash flows, cash includes cash held in the United States and Saudi Arabia. Significant noncash changes in financial position in 1997 include the issuance of 345,000 shares of common stock at $1.00 per share for the conversion of $345,000 of indebtedness (Note 9) as well as the issuance of stock and options for services, valued at a total of $175,000, which is included in general and administrative expenses (Note 10). Transactions of this type in 1996 include a restructure of debt to include $445,773 of accrued interest in the loan principal, as well as the issuance of stock and options for services, valued at a total of $1,346,950, which is capitalized as a cost of the Al Masane Project (Note 6).

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     Net Income (Loss) Per Share -- In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). In accordance with SFAS No. 128, the Company computes basic income per common share based on the weighted-average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares issuable upon conversion of debt, had been issued (Note
13).

     Foreign Currency and Operations -- Assets and liabilities denominated in foreign currencies, principally Saudi Riyals, are translated at rates in effect at the time the transaction occurs. There has been no significant change in the exchange rate for Saudi Riyals to the United States dollar during the period covered by these financial statements. Due to the stability of the Saudi Riyals, the Company feels it has no material exposure to foreign currency risks and does not employ any practices to minimize any such risks. It is anticipated that its products in Saudi Arabia will be sold in US dollars.

     The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in Saudi Arabia's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

     Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 62% of the Company's outstanding common stock at December 31, 1998.

     Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation -- Statement of financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") establishes accounting and reporting standards for various stock-based compensation plans. Statement No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), Accounting for Stock Issued to Employees. The Company has adopted only the disclosure requirements of Statement 123. Accordingly, the compensation expense of employee stock options is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock, Note 10 includes pro forma, disclosures of net income (loss) and income (loss) per share as if the Company had adopted the fair value based method of accounting set forth in Statement 123.

     Hedging Program -- The Company's refining segment uses a hedging program to decrease the price volatility of its natural gas fuel requirements. Gains or losses related to these contracts are recognized in the period when the contracts expire. For each of the years ended December 31, 1998, 1997 and 1996 the net recognized gain (loss) from hedging transactions was ($74,500), $46,000 and $0, respectively. At December 31, 1998, the Company had pledged a $100,000 bank letter of credit as collateral for its unpaid natural gas purchases.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 4 -- CONCENTRATIONS OF CREDIT RISK

     The refining segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The Company's largest customer accounted for 10% of its total revenues in 1998 and 1997 and 17% of its total revenues in 1996. It has incurred minimal credit losses. The carrying amount of accounts receivable approximates fair value at December 31, 1998.

NOTE 5 -- INVENTORIES

     Inventories include the following at December 31:

                                                                1998       1997
                                                              --------   --------
Refinery feedstock..........................................  $     --   $ 86,591
Refined products............................................   178,714    461,729
                                                              --------   --------
          Total inventories.................................  $178,714   $548,320
                                                              ========   ========

     At December 31, 1998 and 1997, the LIFO inventory value approximated current cost.

NOTE 6 -- MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

     In the accompanying consolidated financial statements, the deferred development costs have been presented based on the related projects' geographic location within Saudi Arabia. This includes the "Al Masane Project" (the "Project") and "Other Interests in Saudi Arabia" which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatari and Jebel Hoff properties.

     In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatari area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatari at Jebel Harr. While these licenses have expired, the Company has received verbal assurance from Saudi Arabian government officials that the licenses will be extended as long as exploratory work is being carried out in the areas that they covered. However, no formal extensions from the government have been obtained. In addition, the Company applied for an exploration license covering an area surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company has incurred mineral exploration costs in each of these areas and intends to formalize its claims.

     The Al Masane project, consisting of an area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. The Project includes various quantities of proved zinc, copper, gold and silver reserves.

     As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of ten thousand Saudi Riyals (approximately $2,667 at the current

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. It is contemplated that responsibility for the payment of all future rental payments would be assumed by the proposed Arabian Mining joint venture when title to the Al Masane mining lease is transferred to it. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

     In order to commercially develop the Al Masane project, which has a projected development cost of $88.6 million, the Company plans to enter into the Arabian Mining joint venture with Al Mashreq. The following summarizes certain proposed terms and conditions of the planned joint venture. The Company anticipates that, once established, Arabian Mining would attempt to finance the project and would be responsible for the construction and operation of the mining facilities. In the event the Arabian Mining joint venture is established, the Company would be obligated to transfer title to the mining lease as well as its beneficial interest in the Al Masane project to the planned joint venture. It is also possible that the Company would be required to transfer its other Saudi mining interests to the planned joint venture. In the event Arabian Mining is unable to obtain acceptable financing for the project by a date to be agreed upon, then either joint venture partner may terminate the joint venture agreement. In this event, full title to the mining lease and other interests, if any, that the Company transferred to Arabian Mining would revert back to the Company. If the joint venture is terminated, the Company may be liable to Al Mashreq for any prior surface rentals and other such costs which either Al Mashreq or the planned joint venture paid. At December 31, 1998 the amount of these costs paid by Al Mashreq was $469,333.

     Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Petroleum Mineral Organization ("Petromin"). Petromin is the Saudi Arabian government's official mining and petroleum company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin, but the sale of stock to the Saudi public could not occur until the mine's commercial operations were profitable for at least two years. The instructions added that Petromin still had the right to purchase shares in the Saudi public stock company any time it desires. The joint venture partners contemplate Arabian Mining would be transformed into a Saudi public stock company sometime after it has been profitable for two years. At that time, the Company and Al Mashreq would own no less than 50% of the shares of the contemplated Saudi public stock company, Petromin would have an option to acquire up to 25% of the shares and the remaining shares would be offered for sale in Saudi Arabia pursuant to a public stock subscription offering. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company, However, the Company would remain responsible for the repaying the $11 million loan to the Saudi Arabian government.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     Deferred development costs of the Al Masane Project at December 31, 1997, 1996 and 1995, and the changes in these amounts for each of the three years then ended are detailed below:

                               BALANCE AT                BALANCE AT                BALANCE AT
                              DECEMBER 31,   ACTIVITY   DECEMBER 31,   ACTIVITY   DECEMBER 31,    ACTIVITY
                                  1998       FOR 1998       1997       FOR 1997       1996        FOR 1996
                              ------------   --------   ------------   --------   ------------   ----------
Property and equipment:
  Mining equipment..........    2,160,206               $ 2,160,206               $ 2,160,206
  Construction costs........    3,140,493                 3,140,493                 3,140,493
                              -----------               -----------               -----------
          Total.............    5,300,699                 5,300,699                 5,300,699
Other costs:
  Labor, consulting services
     and project
     administration costs...   19,583,616    $438,320    19,145,296    $562,523    18,592,773    $1,942,596
  Materials and
     maintenance............    6,168,880         219     6,168,661         737     6,167,924           914
  Feasibility study.........    2,907,771          --     2,907,771      76,329     2,831,442        41,455
                              -----------    --------   -----------    --------   -----------    ----------
          Total.............   28,660,267     438,539    28,221,728     639,589    27,582,139     1,984,955
                              -----------    --------   -----------    --------   -----------    ----------
                              $33,960,966    $438,539   $33,522,427    $639,589   $32,882,838    $1,984,955
                              ===========    ========   ===========    ========   ===========    ==========

     The deferred development costs of the "Other Interests in Saudi Arabia", in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas. In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto would be written off.

NOTE 7 -- MINERAL PROPERTIES IN THE UNITED STATES

     The principal assets of Pioche are an undivided interest in 48 patented and 80 unpatented mining claims and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeastern Nevada. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. However, in 1997 Pioche and a prominent mining company entered into an agreement regarding certain claims. As a result of this agreement, which was terminated in November 1998, Pioche received $50,000.

     The Company has an option (which expires in 2002) to buy 720,000 shares (approximately 10% of the outstanding shares) of Pioche common stock at $0.20 per share.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 -- NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

     Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                1998          1997
                                                             -----------   -----------
Notes payable:
  Secured note to Saudi Arabian government. See (A)........  $11,000,000   $11,000,000
  Unsecured demand notes payable to Saudi investors........      363,280       363,280
  Other....................................................       12,500        12,500
                                                             -----------   -----------
          Total............................................  $11,375,780   $11,375,780
                                                             ===========   ===========
Long-term debt:
  Revolving bank note. See (B).............................  $ 1,250,000   $ 1,590,000
  Unsecured note to a Saudi company. See (C)...............           --     1,945,773
  Unsecured notes to foreign investors. See (D)............      498,000       498,000
          Total............................................    1,748,000     4,033,773
  Less current portion.....................................     (498,000)     (598,000)
                                                             -----------   -----------
          Total............................................  $ 1,250,000     3,435,773
                                                             ===========   ===========
Long-term obligations:
  Noninterest-bearing note to a supplier and customer for
     capital improvements..................................  $        --   $    24,000
  Deferred compensation contracts..........................           --        35,120
                                                             -----------   -----------
          Total............................................           --        59,120
  Less current portion.....................................           --       (37,915)
                                                             -----------   -----------
          Total............................................  $        --   $    21,205
                                                             ===========   ===========

---------------

(A) The Company has an interest-free loan of $11,000,000 from the Saudi Arabia Ministry of Finance and National Economy, the proceeds of which were used to finance the initial development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An Agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company's "movable and immovable" assets in Saudi Arabia.

(B) The Refining Segment has a $2.25 million revolving credit facility with the U.S. office of a multinational bank that is collateralized by a first security interest in all of its assets. Interest (at the bank's prime rate plus 1%) is payable monthly. The bank's loan commitment is to be reduced by at least $105,000 per calendar quarter beginning March 31, 1999. In addition, the agreement for this credit facility contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The credit facility expires December 31, 2000.

(C) This note was owed to a Saudi Arabian company to is owned by one of the Company's shareholders and was collateralized by a second security interest in all of the Refining Segment's assets. The note, which was due in December 1999, was repaid in December 1998.

(D) Represents loans payable to a shareholder of the Company for $445,000, and the Company's president for $53,000. $200,000 is due in 1999, with interest payable at the LIBOR rate plus 2% at maturity. The remaining amounts are due on demand, with interest payable at the LIBOR rate plus 2%. Each loan provides for an option to convert the loan amount to shares of the Company's common stock at $1.00 per

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES share anytime within five years from the date of the loan. In December 1997, a relative of the Company's president and shareholder who had loaned $300,000 to the Company in 1995, exercised the option and converted his loan amount, plus accrued interest of $45,000, into common stock.

     Scheduled maturities of long-term debt and long-term obligations, which exclude current notes payable balances aggregating $11,375,780, are as follows:

1999........................................................  $  498,000
2000........................................................   1,250,000
                                                              ----------
          Total.............................................  $1,748,000
                                                              ==========

     Interest of $418,403, $305,007, $186,190 was paid in 1998, 1997, and 1996, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company's Refining Segment leases various vehicles and equipment from a related party on a month to month basis at an approximate monthly cost of $29,000. The Company's total rental costs were approximately $361,000 for each of the years ended December 31, 1998 and 1997 and $349,000 for the year ended December 31, 1996.

     The Refining Segment has guaranteed a limited partnership's (in which the Company has a 19% interest) note payable of $160,000.

     South Hampton was a defendant in two lawsuits in two district courts in Jefferson County, Texas brought on July 21, 1993 and July 18, 1994 by two former employees of the Goodyear Tire & Rubber Company, seeking unspecified actual and punitive damages for certain alleged illness and diseases resulting from alleged exposure to certain chemicals during their employment with Goodyear. One of these lawsuits was settled in March 1997 and the other in January 1998. The cost to the Company was not significant. A new lawsuit by another former Goodyear employee was filed in a Jefferson County District Court on December 16, 1997 for unspecified actual and punitive damages for the same reasons as the other two. The outcome of this lawsuit is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     South Hampton has been spending an increased amount of time and expense on environmental and regulatory functions and compliance. It is South Hampton's policy to accrue costs associated with regulatory compliance when those costs are reasonably determinable. Amounts accrued at December 31, 1998 and 1997 were $250,000 and $110,000, respectively. Amounts charged to expense were approximately $430,000 in 1998, $220,000 in 1997 and $170,000 in 1996.

     In 1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested the Company to drill a well to check for groundwater contamination under the spill area. Based on the results, two pools of hydrocarbons were discovered in the groundwater. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

     In August 1997, the TNRCC notified South Hampton that it had violated various rules and procedures had proposed administrative penalties totaling $709,408 and recommended the Company undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. The Company intends to vigorously defend against this action since the allegations are in error or involve relatively minor matters. Modifications have been made where it appeared there were legitimate concerns. There have been no recent discussions with the TNRCC regarding this matter.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS

     The Company's Employee Stock Option Plan (the "Employee Plan") provides for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company has reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 1998, 325,000 shares were reserved for grant. The options vest at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant.

     The 1987 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provided for non-employee directors to receive an option for 10,000 shares of common stock upon election to the board of directors with the exercise price equal to the fair market value of the stock at the date of grant. The Non-Employee Director Plan expired in 1997.

     The Company periodically grants stock options to various parties, including certain officers and directors, who have made loans to or performed critical services for the Company. Most of these options allow the parties to purchase common share for $1.00 per share. In 1996 the Company entered into an agreement, that was terminated in 1997, with certain advisors who performed various services for the Al Masane project. The agreement provided the advisors with up to 2 million shares of the Company's common stock and options to purchase an additional 2.3 million shares at $1.00 per share. These options were to be immediately exercisable upon grant and were to have a five year term beginning with the date the proposed Arabian Mining joint venture was formed. At December 31, 1996, 300,000 shares of common stock (valued at $550,000) and options to purchase 345,000 restricted common shares (valued at $796,950) had been earned under this agreement. During 1997, the Company granted options to purchase 100,000 shares of stock and issued 50,000 shares of stock for services to two directors of the Company and recorded $175,000 of compensation expense.

     If the Company recognized compensation expense based upon the fair value at the grant date for options granted to employees, the Company's net income (loss) and income (loss) per share would be the pro forma amounts indicated as follows:

                                                        1998        1997       1996
                                                     ----------   --------   ---------
Net income (loss)
  As reported......................................  $3,441,646   $818,364   $(390,896)
  Pro forma........................................  $3,429,996   $635,714   $(390,896)
Income (loss) per common share -- basic and diluted
  As reported......................................  $     0.16   $    .04   $    (.02)
  Pro forma........................................  $     0.16   $    .03   $    (.02)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions; expected volatility of 85 percent; risk-free interest rate of 6 percent; no dividend yield; and expected lives of 3 to 10 years.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     Additional information with respect to all options outstanding at December 31, 1998, and changes for the three years then ended was as follows:

                                                                        1996
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at beginning of year..........................  1,213,000        $1.15
Granted...................................................    345,000         1.00
                                                            ---------        -----
Outstanding at end of year................................  1,558,000        $1.11
                                                            =========        =====
Options exercisable at December 31, 1996..................  1,550,000        $1.10
                                                            =========        =====

     Weighted average fair value per share of options granted in 1996 was $2.31.

                                                                        1997
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at beginning of year..........................  1,558,000        $1.11
Granted...................................................    110,000         1.14
Forfeited.................................................    (10,000)        3.50
Exercised.................................................    (10,000)        1.38
                                                            ---------
Outstanding at end of year................................  1,648,000        $1.10
                                                            =========        =====
Options exercisable at December 31, 1997..................  1,639,000        $1.09
                                                            =========        =====

     Weighted average fair value per share of options granted in 1997 was $1.77.

                                                                        1998
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at beginning of year..........................  1,648,000        $1.10
Forfeited.................................................    (10,000)        2.25
Exercised.................................................    (58,000)        1.57
                                                            ---------
Outstanding at end of year................................  1,580,000        $1.08
                                                            =========        =====
Options exercisable at December 31, 1998..................  1,580,000        $1.08
                                                            =========        =====

     Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                       OPTIONS OUTSTANDING AND EXERCISABLE
                                                     ---------------------------------------
                                                                      WEIGHTED AVERAGE
                                                                 ---------------------------
                                                                    REMAINING       EXERCISE
             RANGE OF EXERCISE PRICES                 NUMBER     CONTRACTUAL LIFE    PRICE
             ------------------------                ---------   ----------------   --------
$0 to $1...........................................  1,443,000      4.8 years        $1.00
$1 to $2...........................................    107,000      4.4 years         1.54
$2 to $3.75........................................     30,000      6.0 years         3.04
                                                     ---------
                                                     1,580,000                       $1.08
                                                     =========                       =====

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     The income (loss) before income taxes was $3,697,423, $818,364, and ($390,896) for the years ended December 31, 1998, 1997, and 1996, respectively.

     Income tax expense for the years ended December 31, 1998, 1997, and 1996 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income (loss) before income taxes. The reasons for this difference are as follows:

                                                      1998         1997        1996
                                                   -----------   ---------   ---------
Income taxes at U.S. statutory rate..............  $ 1,257,124   $ 278,244   $(132,905)
State taxes......................................      231,019          --          --
Goodwill amortization............................        6,461      39,252      94,228
Net operating losses carried forward
  (utilized).....................................   (1,255,792)   (326,839)     37,924
Other items......................................       16,965       9,343         753
                                                   -----------   ---------   ---------
          Total tax expense......................  $   255,777   $      --   $      --
                                                   ===========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------   ------------   ------------
Deferred tax liabilities:
  Refinery plant, pipeline and equipment....  $  (331,263)  $   (323,513)  $   (287,845)
Deferred tax assets:
  Accounts receivable.......................       49,761         45,967         57,284
  Mineral interests.........................      196,446        196,446        196,446
  Accrued liabilities.......................       93,137         49,341         32,300
  Net operating loss and contribution
     carryforwards..........................    9,594,376     10,943,970     11,333,611
  Tax credit carryforwards..................      197,397        147,501        221,322
  Deferred gain on sale of property.........      107,853             --             --
                                              -----------   ------------   ------------
Gross deferred tax assets...................   10,238,970     11,383,225     11,840,963
Valuation allowance.........................   (9,907,707)   (11,059,712)   (11,553,118)
                                              -----------   ------------   ------------
          Net deferred tax assets...........      331,263        323,513        287,845
                                              -----------   ------------   ------------
          Net deferred taxes................  $        --   $         --   $         --
                                              ===========   ============   ============

     At December 31, 1998 the Company had approximately $28,000,000 of net operating loss carryforwards and approximately $79,000 of general business credit carryforwards. These carryforwards expire during the years 1999 through 2011. In addition, the Company has minimum tax credit carryforwards of approximately $118,000 that may be carried over indefinitely. Approximately $2,500,000 of the net operating loss carryforwards and $23,000 of the general business credit carryforwards are limited to the net income of TOCCO. Approximately $5,900,000 of the net operating loss carryforwards are limited to the net income of the Coal Company.

     The Company has no Saudi Arabian tax liability.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 12 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss) which represents income (loss) before interest, miscellaneous income and minority interest. Information on segments is as follows:

                                                           DECEMBER 31, 1998
                                                ---------------------------------------
                                                 REFINERY       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $25,089,175   $        --   $25,089,175
Depreciation and amortization.................      428,452           291       428,743
Operating income (loss).......................    4,160,786      (361,930)    3,798,856
          Total assets........................  $ 5,566,887   $38,116,436   $46,683,323

                                                           DECEMBER 31, 1997
                                                ---------------------------------------
                                                 REFINERY       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $26,174,119   $        --   $26,174,119
Depreciation and amortization.................      537,949           291       538,240
Operating income (loss).......................    1,277,704      (456,536)      821,168
          Total assets........................  $ 7,505,075   $37,547,844   $45,052,919

                                                           DECEMBER 31, 1996
                                                ---------------------------------------
                                                 REFINERY       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $22,014,286   $        --   $22,014,286
Depreciation and amortization.................      692,960           291       693,251
Operating loss................................      (86,345)     (234,779)     (321,124)
          Total assets........................  $ 7,170,669   $36,925,278   $44,095,947

NOTE 13 -- NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share has been calculated as follows:

                                                   1998          1997          1996
                                                -----------   -----------   -----------
Basic
  Weighted average shares outstanding.........   21,995,735    21,306,040    20,286,208
  Net income (loss)...........................  $ 3,441,646   $   818,364   $  (390,896)
          Per Share...........................  $       .16   $       .04   $      (.02)
Diluted
  Weighted average shares outstanding.........   21,995,735    21,306,040    20,286,208
  Dilutive effect of assumed exercise of stock
     options..................................    3,653,960       711,612            --
                                                -----------   -----------   -----------
                                                 25,649,695    22,017,652    20,286,208
Net income (loss).............................  $ 3,441,646   $   818,364   $  (390,896)
          Per Share...........................  $       .14   $       .04   $      (.02)

     In 1996, the effect of stock options and convertible debt was anti-dilutive. Accordingly, loss per share is calculated by dividing the net loss by the weighted average shares outstanding. In 1997, the effect of assumed debt conversions is antidilutive.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                         CHARGED
                                          BEGINNING    (CREDITED)                        ENDING
              DESCRIPTION                  BALANCE     TO EARNINGS       DEDUCTIONS      BALANCE
              -----------                -----------   -----------       -----------   -----------
ALLOWANCE FOR DEFERRED TAX ASSET
December 31, 1996......................  $11,803,747       $--(a)        $  (250,629)  $11,553,118
December 31, 1997......................   11,553,118       $--(b)           (326,839)   11,059,712
                                                             (a)            (166,567)
December 31, 1998......................   11,059,712       $--(b)         (1,017,340)    9,907,707
                                                             (a)            (134,665)

---------------

(a)  Expiration of carryforwards

(b)  Utilization of carryforwards

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
Arabian Shield Development Company

     In connection with our audit of the consolidated financial statements of Arabian Shield Development Company and Subsidiaries referred to in our report dated February 19, 1999, which is included in the annual report to stockholders in Part IV of this Form 10-K, we have also audited Schedule II at December 31, 1998, 1997, and 1996 and for the years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                            GRANT THORNTON LLP

Dallas, Texas
February 19, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10(o)             -- Amended and Restated Credit Agreement dated December 28,
                            1998 between South Hampton Refining Company and Den
                            norske Bank ASA, together with related Promissory Note.
          27             -- Financial Data Schedule