Form 10-Q
period 1999-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 1999-05-14
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       FOR QUARTER ENDED MARCH 31, 1999

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 1999: 22,019,494.
                               ----------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                  MARCH 31, 1999        DECEMBER 31,
                                                                   (UNAUDITED)              1998
                                                                   ------------         ------------
ASSETS
------
   CURRENT ASSETS:
       Cash and Cash Equivalents                                   $  2,022,812         $  1,907,242
       Trade Receivables                                              2,706,508            2,779,964
       Inventories and Other Current Assets                             230,291              209,350
                                                                   ------------         ------------
          Total Current Assets                                        4,959,611            4,896,556

    REFINERY PLANT, PIPELINE AND EQUIPMENT                            8,570,289            7,151,134
       Less: Accumulated Depreciation                                (3,742,793)          (3,651,626)
                                                                   ------------         ------------
          Net Plant, Pipeline and Equipment                           4,827,496            3,499,508

    AL MASANE PROJECT                                                34,238,056           34,121,501

    OTHER MINERAL INTERESTS AND PROPERTIES AND OTHER ASSETS           4,114,933            4,165,758
                                                                   ------------         ------------

          TOTAL ASSETS                                             $ 48,140,096         $ 46,683,323
                                                                   ============         ============

 LIABILITIES
 -----------
    CURRENT LIABILITIES:
       Accounts Payable - trade                                    $    801,609         $    668,683
       Accrued Liabilities                                            2,568,172            2,471,965
       Notes Payable                                                 11,375,780           11,375,780
       Current Portion of Long-Term Debt                                498,000              498,000
                                                                   ------------         ------------
             Total Current Liabilities                               15,243,561           15,014,428

    LONG-TERM OBLIGATIONS AND DEFERRED CREDITS                        2,097,147            2,051,891

    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                        908,160              909,600

 SHAREHOLDERS' EQUITY
 --------------------
    COMMON STOCK-authorized 40,000,000
       shares of $.10 par value; 22,019,494
       shares issued and outstanding                                  2,201,949            2,201,949
    ADDITIONAL PAID-IN CAPITAL                                       36,101,150           36,101,150
    DEFICIT
                                                                     (8,411,871)          (9,595,695)
                                                                   ------------         ------------
          Total Shareholders' Equity                                 29,891,228           28,707,404
                                                                   ------------         ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 48,140,096         $ 46,683,323
                                                                   ============         ============

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                                                         Three Months         Three Months
                                                            Ended                Ended
                                                         March 31,1999        March 31,1998
                                                         -------------        -------------

 REVENUES
    Refined Product Sales                                $   5,427,997        $   5,752,538
    Processing Fees                                            113,117              264,102
                                                         -------------        -------------
                                                             5,541,114            6,016,640
 OPERATING COSTS AND EXPENSES
     Cost of Refined Product Sales and Processing            3,553,179            4,841,346
    General and Administrative                                 749,487              608,763
    Depreciation and Amortization                              113,630              103,222
                                                         -------------        -------------
                                                             4,416,296            5,553,331
                                                         -------------        -------------

 OPERATING INCOME                                            1,124,818              463,309

 OTHER INCOME (EXPENSE), NET                                    59,006              (38,273)
                                                         -------------        -------------

 INCOME BEFORE INCOME TAXES                                  1,183,824              425,036

 INCOME TAX EXPENSE                                                 --                   --

 NET INCOME                                              $   1,183,824        $     425,036
                                                         =============        =============

 NET INCOME PER COMMON SHARE:
    Basic                                                $         .05        $         .02
                                                         =============        =============

    Diluted                                              $         .05        $         .02
                                                         =============        =============

 WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                                   22,019,494           21,936,494
                                                         =============        =============

    Diluted                                                 25,112,925           22,975,161
                                                         =============        =============

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------



                                                                THREE MONTHS        THREE MONTHS
                                                                   ENDED               ENDED
                                                               MARCH 31, 1999      MARCH 31, 1998
                                                               --------------      --------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 1,615,490         $   442,647

 INVESTING ACTIVITIES:
    Additions to Plant, Pipeline and Equipment                   (1,419,155)           (123,137)
    Other, net                                                      (80,765)           (195,958)
                                                                -----------         -----------

    NET CASH USED IN INVESTING ACTIVITIES                        (1,499,920)           (319,095)

 FINANCING ACTIVITIES:
    Common Stock Sold                                                    --             177,500
    Reduction of Notes Payable and Long-Term Obligations                 --            (104,884)
                                                                -----------         -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                            --              72,616
                                                                -----------         -----------

 NET INCREASE IN CASH                                               115,570             196,168

 CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           1,907,242             534,086
                                                                -----------         -----------

 CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $ 2,022,812         $   730,254
                                                                ===========         ===========

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian Shield Development Company and Subsidiaries' (the "Company's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

2.       INVENTORIES

         Inventories at March 31, 1999 and December 31, 1998 were $225,485 and $178,714, respectively, and consisted entirely of finished goods.

3.       REVOLVING BANK CREDIT LINE

         The Company has a $2.25 million revolving credit facility with the U.S. office of a multinational bank that is collateralized by a first security interest in substantially all of its domestic assets. Interest (at the bank's prime rate plus 1%) is payable monthly. The bank's loan commitment is to be reduced by at least $105,000 per calendar quarter beginning March 31, 1999. In addition, the agreement for this credit facility contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The credit facility expires December 31, 2000.

4.       LEGAL PROCEEDINGS

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

         In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgement in favor of the United States and its agency, the CIA. The Company believes the Court erred in its interruption of the FOIA and, since it believes this could be a landmark case, it has filed an appropriate appeal with the U.S. Court of Appeals for the Fifth Circuit. In addition, the Company intends to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act.

         In late 1994, two prominent Yemen newspapers published articles that accused Yemen Hunt Oil company ("Yemen Hunt"), a wholly owned subsidiary of Hunt, of obtaining its PSA by corrupting certain government officials in Yemen. Specifically, each article alleged that Yemen Hunt engaged in corrupt practices in order to exclude consideration of the company's application from consideration for the PSA that was subsequently awarded to Hunt and its subsidiary, Yemen Hunt. The executive vice president of Yemen Hunt sent a letter to the editor of one of these newspapers. This letter, which was published on December 7, 1994, stated, after explicitly mentioning the Company and its then partner, Dorchester Gas Company, that "(Yemen Hunt) knows well those suspicious companies who are mainly engaged in political activities for the purpose of undermining the economic interest of Yemen..." On December 26, 1995, the Company filed a criminal libel complaint with Yemen's Attorney General for Publications in Sana'a, Yemen against Yemen Hunt. Its complaint alleged that Yemen Hunt, in its published letter, criminally libeled the company, which if not addressed, could seriously affect the Company's and its employees' business and reputation in the Middle East. In October 1996, the Deputy Attorney General for Publications in Yemen issued its official decision to the company. This decision, which was released after the Attorney General's office had taken statements from the Company's president and the chief of Yemen's Hunt legal department, stated it was evident that the above mentioned letter was libelous to the Company. However, Yemen Hunt could not be prosecuted for criminal libel since the company. However, Yemen Hunt could not be prosecuted for criminal libel since the fourth-month statute of limitations period for criminal libel had run. The Company had been vigorously pursuing evidence regarding Hunt, the PSA and related matters in Yemen. However, in 1997 the Company was strongly advised that it would be extremely dangerous for any of its officers, representatives or consultants to go to Yemen and pursue further evidence against Hunt. The Company plans to abide by that advice for the foreseeable future.

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

         Statements in Part 1, Item 2 as well as elsewhere in, or incorporated by reference in, this Quarterly Report on Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal securities laws. In some case, "forward-looking statements" can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "contemplates," "proposes," believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q, all of which are difficult to predict and many of which are beyond the Company's control.

Liquidity and Capital Resources

         The Company operates in two business segments, specialty petrochemicals and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

         SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities. In order to supplement its cash flows from operating activities, this business segment has a $2.25 million credit facility with Den norske Bank ASA (the "Bank"). The terms and conditions of this credit facility are discussed in Note 3 to the Company's Condensed Consolidated Financial Statements. This segment's cash flows from operating activities, along with its available credit facility, are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

         MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As previously disclosed, management has attempted to finance commercial development of the Al Masane mining project through a proposed joint venture in Saudi Arabia. Due to the continuing depressed market prices of zinc, copper, gold and silver (which comprise the Al Masane mining project's proved reserves), the Company and its proposed joint venture partner have concluded that proceeding with the mining project's financing and development is prohibitive at this time.

Accordingly, the Company has decided to delay commercial development of the Al Masane project until a sustained rise in the market price of zinc, copper, gold and silver becomes evident. Most reputable predictions indicate that metals prices (except for gold) will not increase to the average prices seen during the 1988 through 1997 period until 2001. In addition, the proposed joint venture company, Arabian Shield Company for Industrial Mining ("Arabian"), which was formed in August 1998, will be dissolved and the proposed joint venture partner's capital contribution will be withdrawn. The proposed joint venture company may be reestablished once the Company decides to proceed with the commercial development of the Al Masane mining project. The Company has advised the Saudi Ministry of Petroleum and Mineral Resources and the Saudi Industrial Development Fund of these decisions. The Al Masane mining lease will remain in the Company's name. The Company also anticipates that it will keep Arabian's previously issued Industrial License since it was issued jointly to the Company and Arabian. The Company remains fully committed to the eventual commercial development of the Al Masane mining project as well as the Company's other mineral interests in Saudi Arabia. These assets contain substantial and valuable quantities of proved and probable mineral reserves. However, as a result of these developments management is actively reviewing and evaluating its options regarding what, if any, additional near term investment will be required in the Al Masane mining project. This process may force the Company to attempt to obtain additional outside financing.

         Management also continues to address two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $840,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $714,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications regarding the note payable from the Saudi government. This despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane Mining Lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. Management would then seek to enter into immediate negotiations with the government in an effort to reach a mutually acceptable payment rescheduling agreement. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at its Specialty Petrochemicals Segment.

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

Results of Operations

         SPECIALTY PETROCHEMICALS SEGMENT. During the three months ended March 31, 1999, total revenues decreased approximately $476,000 or 7.9% while the cost of sales decreased approximately $1.3 million or 26.6% from the same period last year. Consequently, 1999's first quarter gross profit margin increased approximately $813,000 or 69.1%. Sales volume remained substantially the same in 1999 and 1998 at approximately six million gallons. The average selling price, however, decreased slightly by $.03 per gallon or 4.1% as a result of the adverse economic conditions affecting the petroleum refining industry during much of 1998 and the first quarter of 1999. Overall sales demand continues to remain strong enough to support current pricing levels. As a result of these changes in sales and cost of sales, the specialty petrochemicals segment significantly increased its gross profit (and net income) due primarily to lower operating expenses and reduced feedstock costs. The price of its primary feedstock, natural gasoline, continued to decrease throughout 1998 and this decreased price remained in place during the quarter ended March 31, 1999. Natural gasoline is the heavier liquid produced by natural gas processing plants and by LPG fractionators. Feedstock prices in the first quarter of 1999 were almost 30% lower than those experienced in the first quarter of 1998. The segment's reputation for superior product quality and service reliability in the petrochemical industry's specialty products segment allowed it to substantially maintain sales volumes during the first quarter of 1999, thereby permitting it to continue to take advantage of feedstock's reduced cost. Management expects its feedstock and natural gas costs for the second quarter of 1999 to remain near those levels experienced during the first quarter as a result of its advance purchase and hedging commitments and then to increase somewhat. The Company also anticipates that average product selling prices will increase somewhat beginning late in the second quarter or early in the third quarter of 1999.

         Construction continued during the first quarter on a toll-processing unit designed to produce a line of specialty solvents for a major customer on a multi-year contract. Production began on May 1, 1999 and should add over $135,000 per month in additional toll-processing revenues. In addition, completion of two spherical storage tanks (presently scheduled for completion during the second quarter) will allow management to make maximum use of its available production capacity and increase product sales capacity by approximately 20%.

         MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues.

         The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 1999, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were used. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. Using these price assumptions, no asset impairments were evident.

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

           The initial phase of these plans, an inventory and assessment of potential problem areas for its information technology ("IT") systems and non-IT systems, such as embedded technology, is complete. The remediation and replacement phase for its IT and non-IT systems is substantially complete. The Company estimates that as of March 31, 1999 it had completed approximately 90% of the activities in this phase and the remaining tasks should be completed by May 15, 1999. During May 1 through September, 1999, the Company plans to complete a complete Year 2000 readiness test as well as a full systems integration test in an environment that simulates processing conditions that will exist after December 31, 1999. The Company anticipates that all of its phases will be completed by September 30, 1999, however, there can be no assurances that this deadline will be met.

         Formal communications are being initiated with major customers and vendors to assess the Company's potential exposure from their failure to remediate their own Year 2000 issues. A failure by any of these customers and vendors could become a significant challenge to the Company's ability to operate its facilities at affected locations. Customers and vendors being contacted include the specialty petrochemical segment's customers and suppliers. If needed, the Company may choose to identify and develop alternate customers and storage facilities as well as alternative providers of products and services. Although the Company has no means of ensuring the Year 2000 readiness of such customers and vendors, it will continue to gather information and monitor their compliance

          The Company's total cost of achieving Year 2000 compliant systems is currently estimated to be approximately $175,000. This amount, which includes both expense and capital spending, will be funded from the Company's net cash flows from operating activities. Through March 31, 1999, approximately $150,000 has been spent for the replacement of hardware and software and capitalized.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        SHAREHOLDERS' PROPOSALS

        Any proposal by a shareholder of the Company intended to be presented at the 2000 annual meeting of shareholders, which is tentatively scheduled for sometime in May 2000, must be received by the Company at its principal executive office no later than December 3, 1999 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy which is executed and returned to the company on any matter that may properly come before the 2000 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                  None

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                        -------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 14, 1999                     ARABIAN SHIELD DEVELOPMENT COMPANY
      ------------                     -----------------------------------------
                                       (Registrant)


                                       /s/ J. A. CRICHTON
                                       -----------------------------------------
                                       J. A. Crichton, Chairman of the
                                       Board of Directors


                                       /s/ JONATHAN COCKS
                                       -----------------------------------------
                                       Jonathan Cocks, Vice President (Principal
                                       Financial and Accounting Officer)

                               INDEX TO EXHIBITS




Exhibit
Number                Description
------                -----------


  27                  Financial Data Schedule