Form 10-Q
period 1999-06-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1999-08-13
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                        FOR QUARTER ENDING JUNE 30, 1999

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

              YES  [X]           NO  [ ]

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 1999: 22,019,494.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             JUNE 30, 1999     DECEMBER 31,
                                                              (UNAUDITED)          1998
                                                             ------------      ------------
ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents                              $  1,351,715      $  1,907,242
      Short-Term Investments                                       42,396            30,636
      Trade Receivables                                         3,525,672         2,779,964
      Inventories                                                 408,602           178,714
                                                             ------------      ------------
         Total Current Assets                                   5,328,385         4,896,556

   REFINERY PLANT, PIPELINE AND EQUIPMENT                       9,179,819         7,151,134
      Less: Accumulated Depreciation                           (3,921,083)       (3,651,626)
                                                             ------------      ------------
         Net Plant, Pipeline and Equipment                      5,258,736         3,499,508

   AL MASANE PROJECT                                           34,395,515        34,121,501
   OTHER INTERESTS IN SAUDI ARABIA                              2,431,248         2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                      1,282,855         1,280,656
   OTHER ASSETS                                                   374,423           453,854
                                                             ------------      ------------

         TOTAL ASSETS                                        $ 49,071,162      $ 46,683,323
                                                             ============      ============

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable-Trade                                 $    719,281      $    668,683
      Accrued Liabilities                                       1,153,441         1,027,809
      Accrued Liabilities in Saudi Arabia                       1,444,156         1,444,156
      Notes Payable                                            11,375,780        11,375,780
      Current Portion of Long-Term Debt                           498,000           498,000
                                                             ------------      ------------
            Total Current Liabilities                          15,190,658        15,014,428

   LONG-TERM DEBT                                               1,250,000         1,250,000
   ACCRUED LIABILITIES IN SAUDI ARABIA, NET                       721,376           703,214
   DEFERRED REVENUE                                               127,659            98,677
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                   906,840           909,600

SHAREHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 22,019,494
      shares issued and outstanding                             2,201,949         2,201,949
   ADDITIONAL PAID-IN CAPITAL                                  36,101,150        36,101,150
   ACCUMULATED DEFICIT                                         (7,428,470)       (9,595,695)
                                                             ------------      ------------
         Total Shareholders' Equity                            30,874,629        28,707,404
                                                             ------------      ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 49,071,162      $ 46,683,323
                                                             ============      ============

See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three Months   Three Months      Six Months      Six Months
                                                        Ended          Ended            Ended           Ended
                                                    June 30,1999   June 30,1998     June 30,1999    June 30,1998
                                                   -------------    -------------   ------------    ------------
REVENUES
   Refined Product Sales                           $   5,958,736    $   6,428,314   $  11,386,733    $ 12,180,852
   Processing Fees                                       354,445          141,249         467,562         405,351
                                                   -------------    -------------   -------------    ------------
                                                       6,313,181        6,556,563      11,854,295      12,586,203

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                             4,326,443        4,764,785       7,879,622       9,606,131
   General and Administrative                            702,089          688,057       1,403,917       1,296,820
   Depreciation and Amortization                         178,627          103,966         292,257         207,188
                                                   -------------    -------------   -------------    ------------
                                                       5,207,159        5,556,808       9,575,796      11,110,139
                                                   -------------    -------------   -------------    ------------

OPERATING INCOME                                       1,106,022        1,012,755       2,278,499       1,476,064

OTHER INCOME (EXPENSE)
   Interest Income                                        14,040           27,565          34,984          50,113
   Interest Expense                                      (39,909)        (117,789)        (79,430)       (210,232)
   Minority Interest                                       1,321            3,635           2,760           3,828
   Miscellaneous Income                                   70,021           42,929         146,165          74,358
                                                   -------------    -------------   -------------    ------------

INCOME BEFORE INCOME TAXES                             1,151,495          969,095       2,382,978       1,394,131

INCOME TAX EXPENSE                                       152,342               --         215,753              --
                                                   -------------    -------------   -------------    ------------

NET INCOME                                         $     999,153    $     969,095   $   2,167,225    $  1,394,131
                                                   =============    =============   =============    ============

NET INCOME PER COMMON SHARE:
   Basic                                           $         .05    $         .04   $         .10    $        .06
                                                   =============    =============   =============    ============

   Diluted                                         $         .04    $         .04   $         .09    $        .06
                                                   =============    =============   =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                              22,019,494       21,946,806      22,019,494      21,957,119
                                                   =============    =============   =============    ============

   Diluted                                            24,767,042       22,814,918      24,959,705      22,854,675
                                                   =============    =============   =============    ============


See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                              COMMON STOCK            ADDITIONAL
                              ------------              PAID-IN       ACCUMULATED
                          SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                        ----------     ----------     -----------     -----------      -----------
JANUARY 1, 1999         22,019,494     $2,201,949     $36,101,150     $(9,595,695)     $28,707,404

Net Income                      --             --              --       2,167,225        2,167,225
                        ----------     ----------     -----------     -----------      -----------

JUNE 30, 1999           22,019,494     $2,201,949     $36,101,150     $(7,428,470)     $30,874,629
                        ==========     ==========     ===========     ===========      ===========


See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    SIX MONTHS      SIX MONTHS
                                                                      ENDED            ENDED
                                                                  JUNE 30, 1999    JUNE 30, 1998
                                                                  -------------    -------------
OPERATING ACTIVITIES:
   Net Income                                                      $ 2,167,225      $ 1,394,131
   Adjustments for Non-Cash Transactions:
      Income Tax Provision                                             140,339               --
      Depreciation and Amortization                                    292,257          207,188
      Increase (Decrease)in Deferred Revenue                            28,982           (7,752)
   Effects of Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Trade Receivables                        (745,708)        (339,199)
      Decrease (Increase) in Inventories                              (229,888)         222,742
      Decrease (Increase) in Other Assets                               79,431           80,821
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                                 63,016          (51,045)
   Other                                                               (52,685)          (9,595)
                                                                   -----------      -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,742,969        1,497,291
                                                                   -----------      -----------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments                                      --          339,447
   Proceeds from Sale of Short-Term Investments                        (11,760)              --
   Additions to Al Masane Project                                     (274,014)        (377,819)
   Additions to Refinery Plant, Pipeline & Equipment                (2,028,685)        (189,223)
   Additions to Mineral Properties in the U. S                          (2,199)            (365)
   Increase in Accrued Liabilities in Saudi Arabia                      18,162          187,176
                                                                   -----------      -----------

   NET CASH USED IN INVESTING ACTIVITIES                            (2,298,496)         (40,784)
                                                                   -----------      -----------

FINANCING ACTIVITIES:
   Common Stock Sold                                                        --          241,000
   Reduction of Notes Payable and Long-Term Obligations                     --         (782,091)
                                                                   -----------      -----------

   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                  --         (541,091)
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       (555,527)         915,416

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               1,907,242          534,086
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $ 1,351,715      $ 1,449,502
                                                                   ===========      ===========


See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

    The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian Shield Development Company and Subsidiaries' financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

    These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the outstanding common stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). South Hampton Refining Company ("South Hampton") is a wholly-owned subsidiary of TOCCO, and Gulf State Pipe Line Company, Inc. ("Gulf State")is a wholly-owned subsidiary of South Hampton. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals Segment. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2.   INVENTORIES

    Inventories at June 30, 1999 and December 31, 1998 were $408,602 and $178,714, respectively, and consisted entirely of finished goods.

3.   EARNINGS PER COMMON SHARE

    The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 1999, and 1998, respectively.

                                                       Six Months Ended
                                                           June 30
                                                           -------
                                                       1999        1998
                                                      -------     -------
Net Income                                            $ 2,167     $ 1,394
                                                      =======     =======

Weighted average shares outstanding (basic)            22,019      21,957
Effect of dilutive stock options                        2,941         898
                                                      -------     -------
Weighted average shares outstanding (diluted)          24,960      22,855
                                                      =======     =======

Earnings per share:
   Basic                                              $   .10     $   .06
                                                      =======     =======
   Diluted                                            $   .09     $   .06
                                                      =======     =======

    In the six months ended June 30, 1999 and 1998, the effect of assumed debt conversions was anti-dilutive.

4.   REVOLVING BANK CREDIT LINE

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

5.   SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss) which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

       Three Months ended June 30, 1999      Refinery          Mining            Total
       --------------------------------     -----------     ------------      -----------
Revenue from external customers             $ 6,313,181     $         --      $ 6,313,181
Operating income (loss)                       1,182,282          (76,260)       1,106,022

Total assets                                $10,889,124     $ 38,182,038      $49,071,162


       Three Months ended June 30, 1998      Refinery          Mining            Total
       --------------------------------     -----------     ------------      -----------
Revenue from external customers             $ 6,556,563     $         --      $ 6,556,563
Operating income (loss)                       1,114,566         (101,811)       1,012,755

Total assets                                $ 8,368,915     $ 37,661,595      $46,030,510


       Six Months ended June 30, 1999        Refinery          Mining            Total
       --------------------------------     -----------     ------------      -----------
Revenue from external customers             $11,854,295     $         --      $11,854,295
Operating income (loss)                       2,496,645         (218,146)       2,278,499

Total assets                                $10,889,124     $ 38,182,038      $49,071,162


       Six Months ended June 30, 1998        Refinery          Mining            Total
       --------------------------------     -----------     ------------      -----------
Revenue from external customers             $12,586,203     $         --      $12,586,203
Operating income (loss)                       1,711,803         (235,739)       1,476,064

Total assets                                $ 8,368,915     $ 37,661,595      $46,030,510

6.   LEGAL PROCEEDINGS

    South Hampton is a defendant in a lawsuit filed in a Jefferson County, Texas District Court in December 1997 by a former employee of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas. The suit claims an illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during his employment with Goodyear. The plaintiff claims that South Hampton engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected him to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against this lawsuit. To date, no further action has been taken.

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

    In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgement in favor of the United States and its agency, the CIA. The Company believes the Court erred in its interruption of the FOIA and, since it believes this could be a landmark case, it filed an appropriate appeal with the U.S. Court of Appeals for the Fifth Circuit on February 26, 1999. A supporting brief was filed on June 4, 1999 in which the Company requested an oral argument because it believes the facts of the case create unique applications of the FOIA, FCPA, the National Security Act, the CIA Act, and Executive Order No. 12958. In addition, the Company intends to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act.

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

    SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities and its primary source of revenue is the specialty products refinery owned and operated by South Hampton near Silsbee, Texas. In order to supplement its cash flows from operating activities, this business segment has a $2.25 million credit facility with Den norske Bank ASA (the "Bank"). The terms and conditions of this credit facility are discussed in Note 3 to the Company's Consolidated Financial Statements. This segment's cash flows from operating activities, along with its available credit facility, are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Management has attempted to finance commercial development of the Al Masane mining project through a proposed joint venture in Saudi Arabia. Due to the continuing depressed market prices of zinc, copper, gold and silver (which comprise the Al Masane mining project's proved reserves), the Company and its proposed joint venture partner have concluded that proceeding with the mining project's financing and development should be deferred at this time. Accordingly, the Company has decided to delay commercial development of the Al Masane project until a sustained rise in the market price of zinc, copper, gold and silver becomes evident. Most reputable predictions indicate that metals prices (except for gold) will not increase to the average prices seen during the 1988 through 1997 period until 2001.Therefore, the proposed joint venture company, Arabian Shield Company for Industrial Mining ("Arabian"), which was formed in August 1998, has been dissolved and the proposed joint venture partner's capital contribution has been returned. The proposed joint venture company may be reestablished once the Company decides to proceed with the commercial development of the Al Masane mining project. The Company has advised the Saudi Ministry of Petroleum and Mineral Resources and the Saudi Industrial Development Fund of these decisions. The Al Masane mining lease will remain in the Company's name. The Company also anticipates that it will keep Arabian's previously issued Industrial License since it was issued jointly to the Company and Arabian. The Company remains fully committed to the eventual commercial development of the Al Masane mining project as well as the Company's other mineral interests in Saudi Arabia. These assets contain substantial and valuable quantities of proved and probable mineral reserves. However, as a result of these developments, management is actively reviewing and evaluating its options regarding what, if any, additional near term investment will be required in the Al Masane mining project.
This process may force the Company to attempt to obtain additional outside financing.

    The Company on June 22, 1999 submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of 2,850 square kilometers which surrounds the Wadi Qatan and Jabal Harr exploration license areas, and the Al Masane thirty-year mining lease area of 44 square kilometers which the Company was granted in 1993. The Company has previously worked in the Greater Al Masane Area after obtaining written permission from the Saudi Ministry of Petroleum and Mineral Resources, and has spent over $3 million in exploration work there, which included geophysical, geochemical work and diamond core drilling. That work outlined a nickel deposit in the Wadi Qatan-Jabal Harr areas, and zinc-copper-silver-gold deposits similar to those developed in the Al Masane area, where the Company has spent over $30 million in mine development through 45,000 meters of core drilling, 3.2 miles of underground work, and a fully updated feasibility study. When the Company is granted the exploration license to the Greater Al Masane Area, a detailed exploration program will be developed.

    The Company's mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company's sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 1998 and its future, if any, is uncertain. Pioche has been inactive for many years. Its properties include 48 patented and 80 unpatented claims totaling approximately 3,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper.

    Management also continues to address two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $840,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $721,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications regarding the note payable from the Saudi government. This despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane Mining Lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. Management would then seek to enter into immediate negotiations with the government in an effort to reach a mutually acceptable payment rescheduling agreement. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at its Specialty Petrochemicals Segment.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. During the six months ended June 30, 1999, total product sales decreased approximately $794,000 or 6.5% while the cost of sales decreased approximately $1.7 million or 186% from the same period last year. Consequently, 1999's first half gross profit margin increased approximately $932,000 or 36.2%. Sales volume remained substantially the same in 1999 and 1998 at approximately seven million gallons. The average selling price, decreased slightly by $.015 per gallon as a result of the adverse economic conditions affecting the petroleum refining industry during much of 1998 and the first half of 1999. Feedstock prices were lower by almost 25% from the price for the same period in 1998. Sales for the second quarter of 1999 continued the trend of the last two years and stayed at near capacity levels for the premium Pentane products. The lower feedstock costs of 1999 are the primary reason for the much-improved performance from the same period in 1998. Operating expenses were higher in the second quarter of 1999 by $156,000 over the same period in 1998. Fuel gas expenses was higher due to higher market prices of natural gas and increased usage and operating labor costs were higher due to the training and startup of the new processing units. Administrative expenses have slightly increased in 1999 due to increased business activity. Interest Expense in 1999 and 1998 was practically all attributable to the debt of the refinery and decreased by $77,880 and $130,802 in first three and six months of 1999, respectively, due to the significant payment and settlement of existing debt in the last half of 1998. Interest Income primarily results from short-term investments by the refinery . Miscellaneous Income includes income from tank rentals, commission income and occasional small asset sales proceeds at the refinery.

    Processing fees have increased from 1998. A new toll-processing unit, designed to produce a line of specialty solvents for a major customer on a multi-year contract, was constructed in the first quarter of 1999 and production began on May 1, 1999. This is expected to add a minimum of $135,000 per month in additional toll-processing revenues. The outlook is good for increased opportunities for toll processing. The Company is currently operating processes for four different entities and, while the contracts are being renewed on a year-to-year basis, the expectations on all the contracts are for longer-term operations. Sales of the refinery's prime products remains stable and expanded marketing efforts have kept the refinery at near capacity since the second quarter of 1997. In addition, the completion in the second quarter of 1999 of two spherical storage tanks to allow maximum use of the available PenHex Unit capacity should allow the expansion of sales capacity by approximately 20%.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues.

    Income Tax Expense includes $75,414 for the payment of 1998 federal income tax in the second quarter of 1999, in addition to provisions of $22,048 and $37,800 for estimated federal income taxes for the three and six months ended June 30, 1999, respectively, and $54,880 and $102,539 for estimated state income taxes for the three and six months ended June 30, 1999, respectively. The federal income tax amounts result from the application of the "alternative minimum tax", since the Company has significant net operating loss carryforwards.

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

    The initial phase of these plans, an inventory and assessment of potential problem areas for its information technology ("IT") systems and non-IT systems, such as embedded technology, is complete. The remediation and replacement phase for its IT and non-IT systems is substantially complete. The Company estimates that as of June 30, 1999 it had completed approximately 95% of the activities in this phase and the remaining tasks should be completed by September 30, 1999. During October 1999, the Company plans to complete a complete Year 2000 readiness test as well as a full systems integration test in an environment that simulates processing conditions that will exist after December 31, 1999. The Company anticipates that all of its phases will be completed by October 31, 1999, however, there can be no assurances that this deadline will be met.

    Formal communications are being initiated with major customers and vendors to assess the Company's potential exposure from their failure to remediate their own Year 2000 issues. A failure by any of these customers and vendors could become a significant challenge to the Company's ability to operate its facilities at affected locations. Customers and vendors being contacted include the specialty petrochemical segment's customers and suppliers. If needed, the Company may choose to identify and develop alternate customers and storage facilities as well as alternative providers of products and services. Although the Company has no means of ensuring the Year 2000 readiness of such customers and vendors, it will continue to gather information and monitor their compliance

    The Company's total cost of achieving Year 2000 compliant systems is currently estimated to be approximately $175,000. This amount, which includes both expense and capital spending, will be funded from the Company's net cash flows from operating activities. Through June 30, 1999, approximately $160,000 has been spent for the replacement of hardware and software and capitalized.

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

    The Company is also developing contingency plans regarding the Year 2000 issue that addresses various scenarios and alternatives. Among other things, these plans will probably include replacing electronic applications with manual processes, identifying alternative vendors, adjusting staffing requirements and increasing raw material inventory levels, as considered necessary. Contingency plans are expected to be completed by September 30, 1999, and will be updated regularly as current issues develop or as new issues are identified. However, there can be no assurances that these contingency plans will be timely completed or implemented.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         SHAREHOLDER' PROPOSALS

         Any proposal by a shareholder of the Company intended to be presented at the 2000 annual meeting of shareholders, which is tentatively scheduled sometime in May 2000, must be received by the Company at its principal executive office no later than December 3, 1999 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy which is executed and returned to the Company on any matter that may properly come before the 2000 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         None

         (b) REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                      ------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 11, 1999                ARABIAN SHIELD DEVELOPMENT COMPANY
                                     ------------------------------------
                                     (Registrant)


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