Form 10-Q
period 1999-09-30
ARABIAN SHIELD DEVELOPMENT CO
filed 1999-11-12
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           --------------------------

                                    FORM 10-Q

                           --------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                      FOR QUARTER ENDING SEPTEMBER 30, 1999

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 1999: 22,019,494.
                                   ----------

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                 SEPTEMBER 30, 1999         DECEMBER 31,
                                                                    (UNAUDITED)                 1998
                                                                 ------------------      ------------------

ASSETS
   CURRENT ASSETS:
      Cash and Cash Equivalents                                  $        1,312,185      $        1,907,242
      Short-Term Investments                                                 20,937                  30,636
      Trade Receivables                                                   4,281,348               2,779,964
      Inventories                                                           299,657                 178,714
                                                                 ------------------      ------------------
         Total Current Assets                                             5,914,127               4,896,556

   REFINERY PLANT, PIPELINE AND EQUIPMENT                                 9,301,244               7,151,134
      Less: Accumulated Depreciation                                     (4,131,322)             (3,651,626)
                                                                 ------------------      ------------------
         Net Plant, Pipeline and Equipment                                5,169,922               3,499,508

   AL MASANE PROJECT                                                     34,497,756              34,121,501
   OTHER INTERESTS IN SAUDI ARABIA                                        2,431,248               2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                                1,305,525               1,280,656
   OTHER ASSETS                                                             341,762                 453,854
                                                                 ------------------      ------------------

         TOTAL ASSETS                                            $       49,660,340      $       46,683,323
                                                                 ==================      ==================

LIABILITIES
   CURRENT LIABILITIES:
      Accounts Payable-Trade                                     $        1,041,689      $          668,683
      Accrued Liabilities                                                 1,137,583               1,027,809
      Accrued Liabilities in Saudi Arabia                                 1,444,156               1,444,156
      Notes Payable                                                      11,375,780              11,375,780
      Current Portion of Long-Term Debt                                     498,000                 498,000
                                                                 ------------------      ------------------
            Total Current Liabilities                                    15,497,208              15,014,428

   LONG-TERM DEBT                                                           750,000               1,250,000
   ACCRUED LIABILITIES IN SAUDI ARABIA, NET                                 729,966                 703,214
   DEFERRED REVENUE                                                         174,444                  98,677
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             899,640                 909,600

SHAREHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 22,019,494
      shares issued and outstanding                                       2,201,949               2,201,949
   ADDITIONAL PAID-IN CAPITAL                                            36,101,150              36,101,150
   ACCUMULATED DEFICIT                                                   (6,694,017)             (9,595,695)
                                                                 ------------------      ------------------
         Total Shareholders' Equity                                      31,609,082              28,707,404
                                                                 ------------------      ------------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $       49,660,340      $       46,683,323
                                                                 ==================      ==================



See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                            Three Months      Three Months       Nine Months         Nine Months
                                               Ended             Ended              Ended               Ended
                                           Sep. 30, 1999      Sep. 30, 1998      Sep. 30, 1999      Sep. 30, 1998
                                           -------------      -------------      -------------      -------------

REVENUES
    Refined Product Sales                  $   7,614,063      $   6,632,986      $  19,000,796      $  18,813,838
    Processing Fees                              484,298            165,647            951,860            570,998
                                           -------------      -------------      -------------      -------------
                                               8,098,361          6,798,633         19,952,656         19,384,836

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                     6,483,917          4,704,962         14,363,539         14,311,093
    General and Administrative                   697,442            775,452          2,101,359          2,072,272
    Depreciation and Amortization                213,495            105,806            505,752            312,994
                                           -------------      -------------      -------------      -------------
                                               7,394,854          5,586,220         16,970,650         16,696,359
                                           -------------      -------------      -------------      -------------

OPERATING INCOME                                 703,507          1,212,413          2,982,006          2,688,477

OTHER INCOME (EXPENSE)
    Interest Income                               13,425             28,419             48,409             78,532
    Interest Expense                             (45,774)           (75,010)          (125,204)          (285,242)
    Minority Interest                              7,200              3,410              9,960              7,238
    Miscellaneous Income                         108,877             38,361            255,042            112,719
                                           -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                       787,235          1,207,593          3,170,213          2,601,724

INCOME TAX EXPENSE                               (52,782)           (46,800)          (268,535)           (68,500)
                                           -------------      -------------      -------------      -------------

NET INCOME                                 $     734,453      $   1,160,793      $   2,901,678      $   2,533,224
                                           =============      =============      =============      =============


NET INCOME PER COMMON SHARE:
    Basic                                  $         .03      $         .05      $         .13      $         .12
                                           =============      =============      =============      =============

    Diluted                                $         .03      $         .05      $         .13      $         .10
                                           =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                     22,019,494         22,019,494         22,019,494         21,987,816
                                           =============      =============      =============      =============

    Diluted                                   22,559,068         25,685,118         22,623,760         25,343,174
                                           =============      =============      =============      =============

See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------



                                       COMMON STOCK                ADDITIONAL
                              -------------------------------        PAID-IN         ACCUMULATED
                                  SHARES           AMOUNT            CAPITAL           DEFICIT              TOTAL
                              -------------     -------------     -------------     -------------      -------------

JANUARY 1, 1999                  22,019,494     $   2,201,949     $  36,101,150     $  (9,595,695)     $  28,707,404

Net Income                               --                --                --         2,901,678          2,901,678
                              -------------     -------------     -------------     -------------      -------------

SEPTEMBER 30, 1999               22,019,494     $   2,201,949     $  36,101,150     $  (6,694,017)     $  31,609,082
                              =============     =============     =============     =============      =============




See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                NINE MONTHS        NINE MONTHS
                                                                   ENDED              ENDED
                                                               SEP. 30, 1999      SEP. 30, 1998
                                                               -------------      -------------

OPERATING ACTIVITIES:
   Net Income                                                  $   2,901,678      $   2,533,224
   Adjustments for Non-Cash Transactions:
      Income Tax Provision                                           193,121                 --
      Depreciation and Amortization                                  505,752            312,994
      Increase (Decrease) in Deferred Revenue                         75,767            (11,628)
   Effects of Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Trade Receivables                    (1,501,384)          (585,240)
      Decrease (Increase) in Inventories                            (120,943)           343,007
      Decrease (Increase) in Other Assets                            112,092             54,700
      (Decrease) Increase in Accounts
        Payable and Accrued Liabilities                              289,659            387,629
   Other                                                             (36,016)           (15,880)
                                                               -------------      -------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,419,726          3,018,806
                                                               -------------      -------------

INVESTING ACTIVITIES:
   Additions to Short-Term Investments                                    --            321,114
   Proceeds from Sale of Short-Term Investments                        9,699                 --
   Additions to Al Masane Project                                   (376,255)          (483,736)
   Additions to Refinery Plant, Pipeline & Equipment              (2,150,110)          (409,353)
   Additions to Mineral Properties in the U.S                        (24,869)            (6,105)
   Increase in Accrued Liabilities in Saudi Arabia                    26,752            197,877
                                                               -------------      -------------

   NET CASH USED IN INVESTING ACTIVITIES                          (2,514,783)          (380,203)
                                                               -------------      -------------

FINANCING ACTIVITIES:
   Common Stock Sold                                                      --            241,000
   Additions to Notes Payable and Long-Term Obligations              750,000                 --
   Reduction of Notes Payable and Long-Term Obligations           (1,250,000)        (1,384,120)
                                                               -------------      -------------

   NET CASH USED IN FINANCING ACTIVITIES                            (500,000)        (1,143,120)
                                                               -------------      -------------

NET INCREASE (DECREASE) IN CASH                                     (595,057)         1,495,483

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             1,907,242            534,086
                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $   1,312,185      $   2,029,569
                                                               =============      =============



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

   These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the outstanding common stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). South Hampton Refining Company ("South Hampton") is a wholly-owned subsidiary of TOCCO, and Gulf State Pipe Line Company, Inc. ("Gulf State") is a wholly-owned subsidiary of South Hampton. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2. INVENTORIES

   Inventories at September 30, 1999 and December 31, 1998 were $299,657 and $178,714, respectively, and consisted entirely of finished goods.

3. EARNINGS PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1999, and 1998, respectively.


                                                           Nine Months Ended
                                                              September 30
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------

Net Income                                             $    2,902     $    2,533
                                                       ==========     ==========

Weighted average shares outstanding (basic)                22,019         21,988
Effect of dilutive stock options                              605          3,355
                                                       ----------     ----------
Weighted average shares outstanding (diluted)              22,624         25,343
                                                       ==========     ==========

Earnings per share:
      Basic                                            $      .13     $      .12
                                                       ==========     ==========
      Diluted                                          $      .13     $      .10
                                                       ==========     ==========

   In the nine months ended September 30, 1999 and 1998, the effect of assumed debt conversions was anti-dilutive.

4. REVOLVING BANK CREDIT LINE

   At September 30, 1999, South Hampton paid off the balance of its debt of $1,250,000 to Den norske Bank ASA and entered into a $2.25 million revolving credit agreement with a Houston, Texas bank that is collateralized by a first security interest in substantially all of its domestic assets. Interest (at the bank's prime rate plus .5%) is payable monthly. The agreement contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The credit agreement expires on May 31, 2001.

5. SEGMENT INFORMATION

   As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:


  Three Months ended September 30, 1999         Refining            Mining              Total
  -------------------------------------      --------------     --------------      --------------

Revenue from external customers              $    8,098,361     $           --      $    8,098,361
Operating income (loss)                             777,625            (74,118)            703,507

Total assets                                 $   11,235,790     $   38,424,550      $   49,660,340




  Three Months ended September 30, 1998         Refining            Mining              Total
  -------------------------------------      --------------     --------------      --------------

Revenue from external customers              $    6,798,633     $           --      $    6,798,633
Operating income (loss)                           1,283,796            (71,383)          1,212,413

Total assets                                 $    9,111,852     $   37,897,811      $   47,009,663



  Nine Months ended September 30, 1999          Refining            Mining              Total
  ------------------------------------       --------------     --------------      --------------

Revenue from external customers              $   19,952,656     $           --      $   19,952,656
Operating income (loss)                           3,274,270           (292,264)          2,982,006



  Nine Months ended September 30, 1998          Refining            Mining              Total
  ------------------------------------       --------------     --------------      --------------

Revenue from external customers              $   19,384,836     $           --      $   19,384,836
Operating income (loss)                           2,995,599           (307,122)          2,688,477


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

   In August 1997, the Texas Natural Resource Conservation Commission ("TNRCC") notified South Hampton that it had violated various rules and procedures. The TNRCC proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring the operations at its refinery into compliance The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend against it. A preliminary hearing was held in November 1997, but no further action has been taken.

   In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's complaint against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgment in favor of the United States and its agency, the CIA. The Company believes the Court erred in its interruption of the FOIA and, since it believes this could be a landmark case, it filed an appropriate appeal with the U.S. Court of Appeals for the Fifth Circuit on February 26, 1999. A supporting brief was filed on June 4, 1999 in which the Company requested an oral argument because it believes the facts of the case create unique applications of the FOIA, FCPA, the National Security Act, the CIA Act, and Executive Order No. 12958. The Company is now awaiting the decision of the Court of Appeals. The Company intends to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act.

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

    Statements in Part I, Item 2 as well as elsewhere in, or incorporated by reference in, this Quarterly Report on Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal securities laws. In some case, "forward-looking statements" can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "contemplates," "proposes," believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q, all of which are difficult to predict and many of which are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

    The Company operates in two business segments, specialty petrochemicals and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

    SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities and its primary source of revenue is the specialty products refinery owned and operated by South Hampton near Silsbee, Texas. In order to supplement its cash flows from operating activities, this business segment has a $2.25 million credit agreement with Southwest Bank of Texas in Houston, Texas (the "Bank"). The terms and conditions of this credit agreement are discussed in Note 4 to the Company's Consolidated Financial Statements. This segment's cash flows from operating activities, along with its available credit facility, are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

    On October 20, 1999, South Hampton signed a letter of intent to purchase a 92% interest in Productos Quimicos Coin ("Coin"), of Mexico, which owns a petrochemical plant located in the Yucatan peninsula. Coin's products are similar to those produced by South Hampton's refinery and are marketed in Mexico, Latin America and the U.S. It is estimated that the two refineries will initially have combined annual total sales of approximately forty million dollars, of which approximately twenty-five million dollars will be attributable to South Hampton's refinery. The transaction is anticipated to be completed by the end of 1999.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Management has attempted to finance commercial development of the Al Masane mining project through a proposed joint venture in Saudi Arabia. Due to the continuing depressed market prices of zinc, copper, gold and silver (which comprise the Al Masane mining project's proved reserves), the Company and its proposed joint venture partner have concluded that proceeding with the mining project's financing and development should be deferred at this time. Accordingly, the Company has decided to delay commercial development of the Al Masane project until a sustained rise in the market price of zinc, copper, gold and silver becomes evident. Most reputable predictions indicate that metals prices (except for gold) will not increase to the average prices seen during the 1988 through 1997 period until 2001, therefore, the proposed joint venture company, Arabian Shield Company for Industrial Mining ("Arabian"), which was formed in August 1998, has been dissolved and the proposed joint venture partner's capital contribution has been returned. The proposed joint venture company may be reestablished once the Company decides to proceed with the commercial development of the Al Masane mining project. The Company has advised the Saudi Ministry of Petroleum and Mineral Resources and the Saudi Industrial Development Fund of these decisions. The Al Masane mining lease will remain in the Company's name. The Company also anticipates that it will keep Arabian's previously issued Industrial License since it was issued jointly to the Company and Arabian. The Company remains fully committed to the eventual commercial development of the Al Masane mining project as well as the Company's other mineral interests in Saudi Arabia. These assets contain substantial and valuable quantities of proved and probable mineral reserves. However, as a result of these developments, management is actively reviewing and evaluating its options regarding what, if any, additional near term investment will be required in the Al Masane mining project. This process may force the Company to attempt to obtain additional outside financing.

    The Company on June 22, 1999 submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of 2,850 square kilometers, which surrounds the Wadi Qatan and Jabal Harr exploration license areas, and the Al Masane thirty-year mining lease area of 44 square kilometers, which the Company was granted in 1993. The Company has previously worked in the Greater Al Masane Area after obtaining written permission from the Saudi Ministry of Petroleum and Mineral Resources, and has spent over $3 million in exploration work there, which included geophysical, geochemical work and diamond core drilling. That work outlined a nickel deposit in the Wadi Qatan-Jabal Harr areas, and zinc-copper-silver-gold deposits similar to those developed in the Al Masane area, where the Company has spent over $30 million in mine development through 45,000 meters of core drilling, 3.2 miles of underground work, and a fully updated feasibility study. When the Company is granted the exploration license to the Greater Al Masane Area, a detailed exploration program will be developed.

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

    Management also continues to address two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $840,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $730,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications regarding the note payable from the Saudi government. This despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane Mining Lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. Management would then seek to enter into immediate negotiations with the government in an effort to reach a mutually acceptable payment rescheduling agreement. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at its Specialty Petrochemicals Segment.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the nine months ended September 30, 1999, total product sales increased approximately $187,000 or 1.0%, while the cost of sales increased approximately $52,000 or 0.4% from the same period in 1998. Consequently, 1999's gross profit margin increased approximately $135,000 or 3.0%. Sales volume in the third quarter of 1999 increased 12% over the same period in 1998 with 8.3 million gallons being sold. The average selling price in the third quarter of 1999 was slightly higher by $.021 a gallon; however, feedstock prices were higher by almost 33% from the price for the same period in 1998. Total sales for the third quarter of 1999 increased $981,000 or 14.8% over the same quarter of 1998, however, cost of sales increased $1,779,000 or 38%, due primarily to higher feedstock and fuel gas prices. Sales continued the trend of the last two years by staying at near capacity levels for the premium Pentane products. Some of the increase in volume for the quarter can be attributed to additional tankage added in early 1999, which allows improved inventory management and better capacity utilization. By the end of the third quarter, feedstock prices seemed to have leveled out and further significant increases are not expected. Fuel gas expenses were higher due to higher market prices of natural gas and increased usage. Administrative expenses have slightly increased in 1999 due to increased business activity and efforts to resolve Y2K issues. Interest Expense in the third quarter of 1999 was down from 1998 due primarily from the settlement of some existing debt in the last half of 1998. Interest Income primarily results from short-term investments by the refinery. Miscellaneous Income includes income from tank rentals, commission income and occasional small asset sales proceeds at the refinery.

    Processing fees have increased from 1998 by $380,000 in the first nine months of 1999 and by $319,000 in the third quarter of 1999. A new toll-processing unit, designed to produce a line of specialty solvents for a major customer on a multi-year contract, was constructed in the first quarter of 1999 and production began on May 1, 1999. This is expected to add a minimum of $138,000 per month in additional toll-processing revenues. The refinery has found that there are many opportunities for a smaller company to provide processing services on streams that the larger companies are not able to handle economically. The Company is currently operating processes for four different entities and, while the contracts are being renewed on a year-to-year basis, the expectations on all the contracts are for longer-term operations. Sales of the refinery's prime products remain stable and expanded marketing efforts have kept the refinery at near capacity since the second quarter of 1997. In addition, the completion in the second quarter of 1999 of two spherical storage tanks to allow maximum use of the available PenHex Unit capacity should allow the expansion of sales capacity by approximately 20%. Some of the increase in sales volume for the third quarter of 1999 was due to this increased capability.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues.

    Income Tax Expense includes a $75,414 adjustment to 1998 federal income tax expense and provisions of $15,200 and $53,000 for estimated federal income taxes for the three and nine months ended September 30, 1999, respectively, and $37,582 and $140,121 for estimated state income taxes for the three and nine months ended September 30, 1999, respectively. The estimated federal income tax amounts result from the application of the "alternative minimum tax", since the Company has significant net operating loss carryforwards.

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

    The initial phase of these plans, an inventory and assessment of potential problem areas for its information technology ("IT") systems and non-IT systems, such as embedded technology, is complete. The remediation and replacement phase for its IT and non-IT systems is substantially complete. The Company estimates that as of September 30, 1999 it had completed approximately 98% of the activities in this phase and the remaining tasks should be completed by November 30, 1999. During November 1999, the Company plans to complete a complete Year 2000 readiness test as well as a full systems integration test in an environment that simulates processing conditions that will exist after December 31, 1999. The Company anticipates that all of its phases will be completed by November 30, 1999; however, there can be no assurances that this deadline will be met.

    Formal communications have been initiated with major customers and suppliers to assess the Company's potential exposure from their failure to remediate their own Year 2000 issues. A failure by any of these customers and suppliers could become a significant challenge to the Company's ability to operate its facilities at affected locations. If needed, the Company may choose to identify and develop alternate customers and storage facilities as well as alternative providers of products and services. Although the Company has no means of ensuring the Year 2000 readiness of such customers and suppliers, it will continue to gather information and monitor their compliance

    The Company's total cost of achieving Year 2000 compliant systems is currently estimated to be approximately $175,000. This amount, which includes both expense and capital spending, will be funded from the Company's net cash flows from operating activities. Through September 30, 1999, approximately $165,000 had been spent for the replacement of hardware and software and capitalized.

    The failure to correct a material Year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis could result in interruptions to the Company's operations or business activities. Such interruptions could have a material adverse impact on the Company's financial condition, operating results and cash flows. Due to the general uncertainty inherent in the Year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial condition, operating results or cash flows.

    The Company is also developing contingency plans regarding the Year 2000 issue that addresses various scenarios and alternatives. Among other things, these plans will probably include replacing electronic applications with manual processes, identifying alternative vendors, adjusting staffing requirements and increasing raw material inventory levels, as considered necessary. Contingency plans are expected to be completed by November 30, 1999, and will be updated regularly as current issues develop or as new issues are identified. However, there can be no assurances that these contingency plans will be timely completed or implemented.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27 Financial Data Schedule

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                            ------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 10, 1999           ARABIAN SHIELD DEVELOPMENT COMPANY
     ------------------           ----------------------------------------------
                                  (Registrant)


                                  /s/ J. A. CRICHTON
                                  ----------------------------------------------
                                  J. A. Crichton, Chairman of the
                                  Board of Directors


                                  /s/ DREW WILSON, JR.
                                  ----------------------------------------------
                                  Drew Wilson, Jr. Secretary/Treasurer

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                DESCRIPTION
     -------               -----------

     27                    Financial Data Schedule