Form 10-K
period 1999-12-31
ARABIAN SHIELD DEVELOPMENT CO
filed 2000-03-30
CIK 7039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 16, 2000: 22,269,994.

     The aggregate market value on March 16, 2000 of the registrant's voting securities held by non-affiliates was $15,550,430.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (a) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 15, 2000. -- Part III

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

     On January 25, 2000, Texas Oil & Chemical Co. II, Inc., an indirect, wholly owned subsidiary of the Company, acquired 92% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The purchase price was approximately $2.5 million.

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

     Saudi Arabian Activities. The Company holds a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The Company has the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. The Company was granted exploration licenses for the other areas in southwestern Saudi Arabia which have expired.

     Mexico Activities. TOCCO acquired 92% of the issued and outstanding shares of common stock of Coin, a specialty petrochemical products refining company, from Spechem, S.A. de.C.V. on January 25, 2000 at a purchase price of approximately $2.5 million. The refinery is located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. An administrative office is located in Mexico City.

     See Item 2. Properties for additional discussions regarding all of the Company's properties and financing of the Al Masane project.

     Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments for the years ended December 31, 1999, 1998 and 1997. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

FOREIGN OPERATIONS

     Since a substantial portion of the Company's mineral properties and related interests, and its newly acquired petrochemical refinery, are located outside of the United States, its business and properties are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States.

COMPETITION

     The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal and one other competitor. Generally good economic conditions have meant strong demand for its specialty products and solvents. Consequently, the Refining Company has not faced any recent significant price competition in these markets. The acquisition of Coin will strengthen the Refining Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. All of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which trended down during 1998, began rising in mid-1999 and continued to rise dramatically in the first quarter of 2000. The rise in these feedstock prices has adversely affected the Refining Company's gross margin.

ENVIRONMENTAL MATTERS

     In 1993, while remediating a small spill area, The Texas Natural Resources Conservation Commission required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The other pool is under the South Hampton facility. Subsequent tests determined that hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing will be recorded as normal operating expenses. Expenses for future years recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its refining process, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. Also, see Item 3. Legal Proceedings.

     The Clean Air Act Amendments of 1990 have had a positive effect on the Refining Company's business as plastics manufacturers are searching for ways to use more environmentally acceptable solvents in their processes. Plastics manufacturers have historically used C6 hydrocarbons (hexanes) as coolants and catalyst carrying agents. There is a current trend among plastics manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Refining Company's product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the next few years; however, there can be no assurance that such growth will occur. While the refinery continues to manufacture C6 solvents, its manufacturing of these solvents is being phased out. The Aromax(R) unit, which was jointly developed with Chevron Research Company, has the ability to convert C6 hydrocarbons into benzene and other more valuable aromatic compounds, which is one of the reasons the Refining Company initially participated in the Aromax(R) development project. Also, see Item 2. Properties.

PERSONNEL

     The Company's officers who are resident in the United States are Mr. John
A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 75 persons.

ITEM 2. PROPERTIES.

UNITED STATES SPECIALTY PRODUCTS REFINERY

     South Hampton owns and operates a specialty products refinery near Silsbee, Texas. The refinery presently consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a pentane-hexane unit; (ii) a catalytic reformer; (iii) an aromatics fractionation unit; (iv) a cyclopentane unit; (v) an Aromax(R) unit; (vi) an aromatics hydrogenation unit; and (vii) two specialty fractionation units. All of these units are currently in operation.

     The pentane-hexane unit's design capacity is approximately 2,500 barrels per day ("BPD") of feedstock. The unit averaged 2,209 barrels per stream day during 1999. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market. De-bottlenecking and test runs increased the design capacity by approximately 200 BPD in late 1999.

     The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst which produces an aromatics concentrate sold as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 800 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 480 barrels per stream day in 1999.

     The aromatics fractionation unit consists of two towers and has a design capacity of 750 BPD. The unit processes an aromatic feedstock stream into three specialized aromatic solvents used in various applications such as pesticides, paints and coatings and adhesives. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

     The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 270 barrels of production per stream day during 1999.

     The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses a by-product from the pentane-hexane unit as feedstock. The unit's average production throughput during 1999 was 145 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process. The unit continues to successfully operate as designed.

     The aromatics hydrogenation unit consists of a hydrotreating reactor and a single fractionation tower which strips excess gas from the product. The design capacity of this unit is 500 BPD. This unit converts a high purity aromatic feedstock into a more environmentally acceptable high purity solvent. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge. This unit will be decommissioned and converted to another use during the second quarter of 2000.

     The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

     The specialty solvents fractionation unit, completed in April 1999, consists of three fractionation towers, two of which operate under vacuum. The design capacity of this unit is 1,000 BPD. This unit processes a specialized high purity feedstock into four high purity white oil solvents. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

     South Hampton owns approximately 100 storage tanks with a total capacity of approximately 320,000 barrels. Two spherical storage tanks were constructed during the second quarter of 1999 and are utilized in the management of pentane inventory. The refinery is situated on 125 acres of land, approximately 70 acres of which are developed. Approximately 25 additional acres were purchased in 1999 and South Hampton has a contract to purchase an additional eight acres in 2000. South Hampton also owns a truck and railroad loading terminal consisting of eight storage tanks, a rail spur and truck and tank car loading facilities.

     As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has surplus equipment in storage on site with which to assemble additional processing units, such as a hydrocracking unit with a 2,000 BPD capacity.

     Gulf State owns and operates three 8 inch pipelines aggregating approximately 50 miles in length that connect South Hampton's refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at the marine terminal.

MEXICO SPECIALTY PRODUCTS REFINERY

     The newly acquired refinery in Mexico is a specialty petrochemical plant, similar to South Hampton's refinery in Silsbee, Texas, which produces high purity solvents which are used in the expandable polystyrene and polystyrene foam industries. These solvents are additionally approved and used by developers of high-density polyethylene manufacturing processes for use in their licensed units. Coin markets its products in Mexico, Latin America and the United States. With this acquisition, the Company believes its refining operations are a significant supplier of high purity solvents in those markets. Coin employs 40 persons.

SAUDI ARABIA MINING PROPERTIES

  Al Masane Project

     The Al Masane project, consisting of a mining lease area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper.

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

     Phase I of WGM's recommended Al Masane development program was completed in April 1981. It involved construction of underground tunnels parallel to the ore bodies totaling 3.9 kilometers in length from which extensive underground core drilling was done in order to prove the quantity and quality of the ore reserves. This work was financed primarily with an $11 million interest-free loan from the Saudi Arabian Ministry of Finance. As a result of this work, WGM concluded that sufficient ore reserves had been established to justify completion of a full bank feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM and SNC/GECO of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of mining, ore treatment and support facilities. WGM's September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and recommendations.

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

     The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                                                RESERVE    COPPER   ZINC   GOLD    SILVER
ZONE                                           (TONNES)     (%)     (%)    (G/T)   (G/T)
----                                           ---------   ------   ----   -----   ------
Saadah.......................................  3,872,400    1.67    4.73   1.00    28.36
Al Houra.....................................  2,465,230    1.22    4.95   1.46    50.06
Moyeath......................................    874,370    0.88    8.92   1.29    64.85
                                               ---------    ----    ----   ----    -----
          Total..............................  7,212,000    1.42    5.31   1.19    40.20

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

     The metallurgical studies conducted on the ore samples taken from the zones indicated that 87.7% of the copper and 82.6% of the zinc could be recovered in copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 77.3% and 81.3%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc concentrates and mine tailings. Further studies recommended by consultants may improve those recoveries and thus the potential profitability of the project, however, there can be no assurances of this effect.

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

     The 1996 update shows the estimated capital cost to bring the project into operation to be $89 million. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per tonne of ore milled.

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

     The base case assumes the corporate structure of the entity to be formed to operate the project will be owned 50% by the Company and 50% by Saudi Arabian investors and that the owners of this entity would contribute an aggregate of $26 million to the cost of the project. The base case further assumes financing for the project from commercial loans in the aggregate amount of $25 million bearing interest at the rate of 8% per year and a loan in the amount of $38 million from the Saudi Industrial Development Fund ("SIDF") repayable in equal annual installments over the initial life of the mine. Cash generated by the operation of the project would contribute the remainder of the project financing. The base case assumes that the $11 million loan outstanding to the Saudi Arabian government will be paid by the Company in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the base case shows the project will realize an internal rate of return of 13.1%, the Company's and the Saudi Arabian investors' internal rates of return would be 27.3% and 12.1%, respectively, and projected net cash flow (after debt repayment) from the project of $95.1 million. The 1994 feasibility study base case showed the project would realize a 14.05% internal rate of return. Cash flow under the base case is exclusive of income tax as the base case assumes that any such tax would be paid by individual investors and not by the project. Assuming a 10% discount rate, the net present value of the project as shown in the update is $12.16 million compared to the $15.5 million net present value of the project shown in the 1994 feasibility study. Based on the update, WGM believes that the economic analysis shows that the project remains viable.

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

     Project Financing. As detailed above, the estimated total capital cost to bring the Al Masane project into production is $89 million. The Company does not presently have sufficient funds to bring this project into production. Also, see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

     Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government ("Ma'aden"), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization ("Petromin"). Ma'aden is the Saudi Arabian government's official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma'aden), but the sale of stock to the Saudi public could not occur until the mine's commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma'aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi public stock company. However, the Company would remain responsible for the repaying the $11 million loan to the Saudi Arabian government.

     In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 interest-free loan from SIDF.

     Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project will be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

  Other Exploration Areas in Saudi Arabia

     During the course of its exploration and development work in the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia and plans to apply for an additional exploration license(s) for these areas. With respect to these other areas, the Company has an agreement with Petromin (now Ma'aden) that governs the rights of the parties if the exploration licenses granted to the Company are converted into a mining lease. Under this agreement, Petromin (now Ma'aden) is granted an option to acquire, at any time, a 25% interest in any mineral mining project in Saudi Arabia that is the subject of the exploration licenses.

     In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired.

     In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area. The Company previously has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. Previous exploration work has been carried on and paid for by the Company.

     Reference is made to the map on page 10 of this Report for information concerning the location of the foregoing areas.

     Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company's geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company will continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation. While initial indications are encouraging, there is no assurance that a viable mining operation could be established.

     Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources and has expended over $3 million on exploration work. Geophysical, geochemical and geophysical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma'aden in this license. Ma'aden, which has expressed an interest in the Greater Al Masane area, also was informed by the Company that its participation as a joint venture partner in the license would be welcomed.

     As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company's rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government's requirements in these areas and that the government should honor the Company's claims.

U.S. MINERAL INTERESTS

     The Company's mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 1999 and its future, if any, is uncertain. Pioche also has been inactive for many years.

     Nevada Mining Properties. Pioche's properties include 48 patented and 80 unpatented claims totaling approximately 3,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.

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

                                    [GRAPH]

ITEM 3. LEGAL PROCEEDINGS.

     South Hampton, together with several other companies, is a defendant in two lawsuits brought in Jefferson County, Texas District Court and one lawsuit brought in the 163rd Judicial District Court of Orange County, Texas. The lawsuits brought in Jefferson County, Texas were filed in December 1997 and April 1998 by former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas. The lawsuit brought in Orange County, Texas was filed in April 1999 by a former employee of DuPont in Orange, Texas. Each of the suits claims illnesses and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during the plaintiffs' employment with Goodyear or DuPont. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against these lawsuits.

     South Hampton, together with several other companies, is a defendant in a lawsuit brought in Jefferson County, Texas District Court. The lawsuit was filed in December 1999 by a former electrician claiming illness and disease resulting from alleged exposure to chemical and products while on certain of the defendants' properties. The plaintiff claims he was exposed to benzene, butadiene and products containing these chemicals supplied by certain of the defendants, including South Hampton. The plaintiff asserts claims of strict liability, gross negligence and negligence against South Hampton for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against this lawsuit.

     In August 1997, the Executive Director of the Texas National Resource Conservation Commission ("TNRCC") filed a preliminary report and petition with the TNRCC alleging that South Hampton violated various TNRCC rules, TNRCC permits issued to South Hampton, a TNRCC order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TNRCC's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TNRCC's industrial and hazardous waste rules. The TNRCC's Executive Director recommends the TNRCC enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its refinery and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TNRCC rules, permits and orders. South Hampton is, and intends to continue to, vigorously defending itself against this proceeding. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action has been taken.

     On February 2, 2000, the TNRCC amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be assessed in the amount of approximately $765,000 and that certain corrective action be taken. South Hampton intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

     In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation at that time. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the

Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgement in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case and that the Court of Appeals erred in its judgment and, as a consequence, plans to file a writ of certiorari with the United States Supreme Court. In addition, the Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock trades on The Nasdaq National Market under the symbol: ARSD. The following table sets forth the high and low closing sale prices for each quarter of 1999 and 1998, respectively, as reported by NASDAQ.

                                              1999                             1998
                                  ----------------------------     -----------------------------
                                  1ST      2ND     3RD     4TH     1ST      2ND      3RD     4TH
                                  ----     ---     ---     ---     ----     ----     ---     ---
High............................  1 1/2    1 3/16  1 3/16  1 5/16  3 13/16  2 15/16  2 3/4   2 1/16
Low.............................   15/1     3/      7/      3/     2 1/16   2        1 7/8   1 7/32

     At March 16, 2000, there were 780 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future.

     On November 15, 1999, the Company issued 500 shares of its common stock to a long term employee of South Hampton in recognition of his services. In connection with the acquisition of Coin by TOCCO, on December 23, 1999 the Company sold 300,000 shares of its common stock to TOCCO at $1.00 per share to assist TOCCO with the financing of the acquisition. The Company relied upon the private offering exemption of Section 4(2) of the Securities Act of 1933 in both of these transactions.

     In March 2000, the Company issued 469,000 shares of its common stock, valued at $1.00 per share, to Al Mashreq for the cancellation of $469,000 of indebtedness incurred in connection with the payment of advance surface rentals on the Al Masane project. The Company relied upon the exemption set forth in Regulation S under the Securities Act of 1933 in this transaction.

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                        1999      1998      1997      1996      1995
                                       -------   -------   -------   -------   -------
Revenues.............................  $27,791   $25,089   $26,174   $22,014   $18,359
Net Income (Loss)....................  $ 2,740   $ 3,442   $   818   $  (391)  $  (369)
Net Income (Loss) Per Share..........  $   .12   $   .16   $   .04   $  (.02)  $  (.02)
Total Assets (at December 31)........  $52,848   $46,683   $45,053   $44,096   $40,805
Notes Payable (at December 31).......  $11,874   $11,874   $11,376   $11,376   $15,086
Total Long-Term Obligations (at
  December 31).......................  $ 4,314   $ 1,953   $ 4,110   $ 4,293   $ 1,676

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

     Statements in Items 7 and 7A, as well as elsewhere in, or incorporated by reference in, this Annual Report on Form 10-K regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal securities laws. In some cases, "forward-looking statements" can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "contemplates," "proposes," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K, all of which are difficult to predict and many of which are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Refining Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

     Specialty Petrochemicals Segment. This segment contributes substantially all of the Company's internally generated cash flows from operating activities. In order to supplement its cash flows from operating activities, this business segment entered into a $2.25 million credit facility with Southwest Bank of Texas, N.A., located in Houston, Texas (the "Bank"). The terms and conditions of this credit facility are discussed in Note 8 to the Company's Consolidated Financial Statements. As a result of these actions, as well as its recent and expected near term operating results, this segment's cash flows from operating activities are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

     In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million credit facility with Heller Financial Leasing, Inc. The credit facility is evidenced by a 47 month promissory note bearing interest at the rate of 10.55% per annum. The terms and conditions of this credit facility are discussed in Note 8 to the Company's Consolidated Financial Statements. The credit facility is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO.

     Mining Segment. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in
Item 2. Properties, the joint venture formed with Al Mashreq to develop the project was dissolved and implementation of the project delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $900,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $741,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments from the cash flows generated by its two specialty petrochemical refineries.

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

RESULTS OF OPERATIONS

  Comparison of the Years 1999 to 1998

     Specialty Petrochemicals Segment. During 1999, total revenues increased approximately $2.7 million or 10.8% while the cost of sales (excluding depreciation) increased approximately $3.2 million or 17.4% from 1998. Consequently, 1999's gross profit margin decreased approximately $.5 million or 6.6% even as sales volume increased by 6.2% and average selling prices increased slightly by 1.7%. As a result of these changes in sales volume and cost of sales, the petrochemical segment experienced a decreased in net income of $.6 million due primarily to increased feedstock and operating costs. The price of its primary feedstock, natural gasoline, remained stable throughout the first half of 1999, but began a steady increase in the second half of 1999. Natural gasoline is the heavier liquid produced by natural gas processing plants and by LPG fractionators. Feedstock prices in the fourth quarter of 1999 were almost 91% higher than those in the first quarter of 1999. The petrochemical segment's reputation for superior product quality and service reliability in the petrochemical industry's specialty products segment allowed it to increase sales volume and prices during 1999. Management expects its feedstock costs to continue to increase through the first quarter of 2000.

     Toll processing continued to be a growing contributor to the segment's business as fees increased 101.5% to approximately $1.5 million in 1999. The increase in the toll processing business is indicative of the direction of the U.S. refining and petrochemical industries. Many larger companies are outsourcing smaller jobs and processes that were formerly processed internally. The Refining Company has been in the toll processing business for over 30 years, enjoys a good reputation within the industry and believes it offers customers several competitive advantages over other suppliers. Management intends to expand the segment's involvement in this area as opportunities arise. Construction began in early 2000 on a hydrogenation unit for a major customer on a multi-year contract. Production from the unit is scheduled to begin in June 2000.

     The decrease in interest income was due to the reduced amount of excess cash while the decrease in interest expense was due to the reduction in debt.

     Miscellaneous income represents various items that individually are not significant enough to disclose separately. This includes income from tank and other rentals, dividend income from investments of excess cash and occasional gains from small asset sales. The increase in 1999 is due primarily to expanded tank rentals.

     Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. Minority interest amounts represent the Pioche minority shareholders' share of Pioche's losses that are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 1999, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were used. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values on market comparables. Using these price assumptions, no asset impairments were evident.

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

     The Company's income tax expense includes $75,400 for the 1999 payment of its 1998 federal income tax liability, $60,000 for an estimate of its 1999 federal income tax liability (both of which are due to the alternative minimum income tax), and $147,700 for its state tax liability. Due primarily to the 1988 write-off of its coal lease investments, the Company had net operating loss carryforwards of approximately $25.0 million at December 31, 1999, approximately $5.9 million and $2.8 million of which are limited to the Coal Company's and Refining Company's, respectively, future taxable income. These loss carryforwards expire during the years 2000 through 2019.

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

     The Company's income tax expense includes $24,800 for the 1998 payment of its 1997 federal income tax liability (which was due to the alternative minimum income tax) and $231,000 for its state tax liability. Due primarily to the 1988 write-off of its coal lease investments, the Company had net operating loss carryforwards of approximately $28.0 million at December 31, 1998, approximately $5.9 million and $2.5 million of which are limited to the Coal Company's and Refining Company's, respectively, future taxable income. These loss carryforwards expire during the years 1999 through 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 1999, the Company had $4.7 million in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in approximately a $43,000 annual change in the Company's earnings and cash flows. At December 31, 1998, the Company had $1.7 million in variable rate debt outstanding and a hypothetical 10% change in interest rates underlying these borrowings would have resulted in approximately a $16,000 annual change in the Company's earnings and cash flows.

     The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal as measured against the United States dollar. The Company does not view this exposure as significant and has not acquired or issued any foreign currency derivative financial instruments. The Company's strategy in managing its exposure to commodity prices is to purchase options on commodity based derivative futures contracts when available. At December 31, 1999 and 1998, the Company's investment in such instruments was insignificant.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following financial statements are filed with this Report:

Reports of Independent Accountants.

Consolidated Balance Sheets dated December 31, 1999 and 1998.

Consolidated Statements of Income for the three years ended December 31, 1999.

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999.

Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

Notes to Consolidated Financial Statements.

          2. The following financial statement schedules are filed with this
     Report:

Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 1999.

          3. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3(a)           -- Certificate of Incorporation of the Company as amended
                            through the Certificate of Amendment filed with the
                            Delaware Secretary of State on January 29, 1993.
          3(b)           -- Bylaws of the Company, as amended through March 4, 1998.
         10(a)           -- Contract dated July 29, 1971 between the Company,
                            National Mining Company and Petromin.
         10(b)           -- Loan Agreement dated January 24, 1979 between the
                            Company, National Mining Company and the Government of
                            Saudi Arabia.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10(c)           -- Mining Lease Agreement effective May 22, 1993 by and
                            between the Ministry of Petroleum and Mineral Resources
                            and the Company.
         10(d)           -- Stock Option Plan of the Company, as amended.*
         10(e)           -- 1987 Non-Employee Director Stock Plan.*
         10(f)           -- Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.*
         10(g)           -- Agreement dated March 10, 1988 between Chevron Research
                            Company and South Hampton Refining Company, together with
                            related form of proposed Contract of Sale by and between
                            Chevron Chemical Company and South Hampton Refining
                            Company.
         10(h)           -- Addendum to the Agreement Relating to AROMAX(R)
                            Process -- Second Commercial Demonstration dated June 13,
                            1989 by and between Chevron Research Company and South
                            Hampton Refining Company.
         10(i)           -- Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp.
                            and South Hampton Refining Company.*
         10(j)           -- Letter Agreement dated May 3, 1991 between Sheikh Kamal
                            Adham and the Company.
         10(k)           -- Promissory Note dated February 17, 1994 from Hatem
                            El-Khalidi to the Company.*
         10(l)           -- Letter Agreement dated August 15, 1995 between Hatem
                            El-Khalidi and the Company.*
         10(m)           -- Letter Agreement dated August 24, 1995 between Sheikh
                            Kamal Adham and the Company.
         10(n)           -- Letter Agreement dated October 23, 1995 between Sheikh
                            Fahad Al-Athel and the Company.
         10(o)           -- Letter Agreement dated November 30, 1996 between Sheikh
                            Fahad Al-Athel and the Company (incorporated by reference
                            to Exhibit 10(bb) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996 (File No.
                            0-6247)).
         10(p)           -- Stock Purchase Agreement dated as of January 25, 2000
                            between Spechem, S.A. de. C.V. and Texas Oil and Chemical
                            Co. II, Inc.
         10(q)           -- Loan and Security Agreement dated as of December 30, 1999 by and among Heller Financial Leasing, Inc., South
                            Hampton Refining Company and Gulf State Pipe Line
                            Company, Inc., together with related Promissory Note,
                            Guaranty made by the Company, Guaranty made by American
                            Shield Refining Company, Guaranty made by Texas Oil and
                            Chemical Co. II, Inc., Pledge Agreement made by Texas Oil
                            and Chemical Co. II, Inc., Pledge Agreement made by South
                            Hampton Refining Company, Ground Lease, Sub-Ground Lease
                            and Hazardous Materials Indemnity Agreement.
         10(r)           -- Loan Agreement dated as of September 30, 1999 between
                            South Hampton Refining Company and Southwest Bank of
                            Texas, N.A., together with related Promissory Note,
                            Security Agreement, Arbitration Agreement and Guaranty
                            Agreement made by Texas Oil and Chemical Co. II, Inc.
         21              -- Subsidiaries.
         27              -- Financial Data Schedule.

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

                                        ARABIAN SHIELD DEVELOPMENT COMPANY

                                        By:       /s/ HATEM EL-KHALIDI
                                           -------------------------------------
                                                     Hatem El-Khalidi
                                           President and Chief Executive Officer

Dated: March 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 21, 2000.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ HATEM EL-KHALIDI                     President, Chief Executive Officer and
-----------------------------------------------------      Director (principal executive officer)
                  Hatem El-Khalidi

                /s/ DREW WILSON, JR.                     Secretary and Treasurer (principal financial
-----------------------------------------------------      and accounting officer)
                  Drew Wilson, Jr.

                /s/ JOHN A. CRICHTON                     Chairman of the Board and Director
-----------------------------------------------------
                  John A. Crichton

              /s/ MOHAMMED O. AL-OMAIR                   Director
-----------------------------------------------------
                Mohammed O. Al-Omair

                  /s/ GHAZI SULTAN                       Director
-----------------------------------------------------
                    Ghazi Sultan

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Arabian Shield Development Company

     We have audited the accompanying consolidated balance sheets of Arabian Shield Development Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Arabian Shield Development Company and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            GRANT THORNTON LLP

Dallas, Texas
March 10, 2000

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   434,313   $ 1,907,242
  Short-term investments....................................       20,597        30,636
  Trade receivables.........................................    4,308,085     2,779,964
  Inventories...............................................      745,396       178,714
                                                              -----------   -----------
          Total current assets..............................    5,508,391     4,896,556
REFINERY PLANT, PIPELINE AND EQUIPMENT -- AT COST...........    9,357,956     7,151,134
LESS ACCUMULATED DEPRECIATION...............................   (4,330,856)   (3,651,626)
                                                              -----------   -----------
REFINERY PLANT, PIPELINE AND EQUIPMENT, NET.................    5,027,100     3,499,508
AL MASANE PROJECT...........................................   34,621,335    34,121,501
OTHER INTERESTS IN SAUDI ARABIA.............................    2,431,248     2,431,248
MINERAL PROPERTIES IN THE UNITED STATES.....................    1,299,008     1,280,656
RESTRICTED CASH.............................................    3,500,000            --
OTHER ASSETS................................................      461,127       453,854
                                                              -----------   -----------
          TOTAL ASSETS......................................  $52,848,209   $46,683,323
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable -- trade.................................  $ 1,129,926   $   668,683
  Accrued liabilities.......................................    1,005,110     1,027,809
  Accrued liabilities in Saudi Arabia.......................    1,326,823     1,444,156
  Notes payable.............................................   11,873,780    11,873,780
  Current portion of long-term debt.........................      677,439            --
                                                              -----------   -----------
          Total current liabilities.........................   16,013,078    15,014,428
LONG-TERM DEBT..............................................    3,572,561     1,250,000
ACCRUED LIABILITIES IN SAUDI ARABIA, NET....................      741,218       703,214
DEFERRED REVENUE............................................      165,835        98,677
COMMITMENTS AND CONTINGENCIES...............................           --            --
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY................      907,354       909,600
STOCKHOLDERS' EQUITY
  Common stock -- authorized 40,000,000 shares of $.10 par
     value; issued and outstanding, 22,019,994 shares in
     1999 and 22,019,494 shares in 1998.....................    2,201,999     2,201,949
  Additional paid-in capital................................   36,101,506    36,101,150
  Accumulated deficit.......................................   (6,855,342)   (9,595,695)
                                                              -----------   -----------
          Total stockholders' equity........................   31,448,163    28,707,404
                                                              -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $52,848,209   $46,683,323
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues
  Refined product sales...............................  $26,302,862   $24,350,938   $25,591,600
  Processing fees.....................................    1,487,804       738,237       582,519
                                                        -----------   -----------   -----------
                                                         27,790,666    25,089,175    26,174,119
Operating costs and expenses
  Cost of refined product sales and processing........   21,352,555    18,192,488    22,119,668
  General and administrative..........................    2,933,616     2,669,088     2,695,043
  Depreciation and amortization.......................      719,793       428,743       538,240
                                                        -----------   -----------   -----------
                                                         25,005,964    21,290,319    25,352,951
                                                        -----------   -----------   -----------
          Operating income............................    2,784,702     3,798,856       821,168
Other income (expense)
  Interest income.....................................       65,052       112,129        51,062
  Interest expense....................................     (155,829)     (346,117)     (405,270)
  Minority interest...................................        2,245         7,905        19,282
  Miscellaneous income................................      327,297       124,650       332,122
                                                        -----------   -----------   -----------
                                                            238,765      (101,433)       (2,804)
                                                        -----------   -----------   -----------
          Net income before income taxes..............    3,023,467     3,697,423       818,364
Income tax expense....................................      283,114       255,777            --
                                                        -----------   -----------   -----------
          Net income..................................  $ 2,740,353   $ 3,441,646   $   818,364
                                                        ===========   ===========   ===========
Net income per common share:
  Basic...............................................  $      0.12   $      0.16   $      0.04
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.12   $      0.14   $      0.04
                                                        ===========   ===========   ===========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic...............................................   22,026,114    21,995,735    21,306,040
                                                        ===========   ===========   ===========
  Diluted.............................................   22,604,240    25,649,695    22,017,652
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK         ADDITIONAL    RECEIVABLE
                              -----------------------     PAID-IN        FROM       ACCUMULATED
                                SHARES       AMOUNT       CAPITAL     STOCKHOLDER     DEFICIT         TOTAL
                              ----------   ----------   -----------   -----------   ------------   -----------
January 1, 1997.............  20,956,494   $2,095,649   $34,932,700    $(126,000)   $(13,855,705)  $23,046,644
  Common stock sold.........     500,000       50,000       450,000           --              --       500,000
  Common stock issued for
     services...............      50,000        5,000        45,000           --              --        50,000
  Common stock issued on
     debt conversion........     345,000       34,500       310,500           --              --       345,000
  Stock options exercised...      10,000        1,000        12,750           --              --        13,750
  Stock options issued for
     services...............          --           --       125,000           --              --       125,000
  Net income................          --           --            --           --         818,364       818,364
                              ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1997...........  21,861,494    2,186,149    35,875,950     (126,000)    (13,037,341)   24,898,758
  Common stock sold.........     100,000       10,000       140,000           --              --       150,000
  Stock options exercised...      58,000        5,800        85,200           --              --        91,000
  Offset of receivable
     against related
     payables...............          --           --            --      126,000              --       126,000
  Net income................          --           --            --           --       3,441,646     3,441,646
                              ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1998...........  22,019,494    2,201,949    36,101,150           --      (9,595,695)   28,707,404
  Common stock sold.........         500           50           356           --              --           406
  Net income................          --           --            --           --       2,740,353     2,740,353
                              ----------   ----------   -----------    ---------    ------------   -----------
December 31, 1999...........  22,019,994   $2,201,999   $36,101,506    $      --    $ (6,855,342)  $31,448,163
                              ==========   ==========   ===========    =========    ============   ===========

         The accompanying notes are an integral part of this statement.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         -----------   -----------   ---------
Operating activities
  Net income...........................................  $ 2,740,353   $ 3,441,646   $ 818,364
  Adjustments for non-cash transactions
     Depreciation and amortization.....................      719,793       428,743     538,240
     Common stock and stock options issued for
       services........................................           --            --     175,000
     (Decrease) increase in deferred revenue...........       67,158       (15,504)    (15,504)
  Effects of changes in operating assets and
     liabilities
     Decrease (increase) in trade receivables..........   (1,528,121)      267,347    (403,620)
     Decrease (increase) in inventories................     (566,682)      369,606      17,026
     Decrease (increase) in other assets...............       (7,273)        9,376      42,336
     (Decrease) increase in accounts payable and
       accrued liabilities.............................      438,544       232,222    (464,852)
  Other................................................      (42,809)     (150,627)     (7,945)
                                                         -----------   -----------   ---------
          Net cash provided by operating activities....    1,820,963     4,582,809     699,045
                                                         -----------   -----------   ---------
Investing activities
  Additions to short-term investments..................           --       (14,387)   (108,816)
  Proceeds from sale of short-term investments.........       10,039       391,293          --
  Additions to Al Masane Project.......................     (499,834)     (599,074)   (639,589)
  Additions to refinery plant, pipeline and
     equipment.........................................   (2,206,822)   (1,224,946)   (167,336)
  (Additions to) reduction in mineral properties in the
     United States.....................................      (18,352)      130,534       7,425
  Increase (decrease) in accrued liabilities in Saudi
     Arabia............................................      (79,329)      210,820     174,178
                                                         -----------   -----------   ---------
          Net cash used in investing activities........   (2,794,298)   (1,105,760)   (734,138)
                                                         -----------   -----------   ---------
Financing activities
  Common stock sold....................................          406       241,000     513,750
  Additions to notes payable and long-term
     obligations.......................................    4,250,000     1,985,000     200,000
  Reduction of notes payable and long-term
     obligations.......................................   (1,250,000)   (4,329,893)   (529,861)
                                                         -----------   -----------   ---------
          Net cash provided by (used in) financing
            activities.................................    3,000,406    (2,103,893)    183,889
                                                         -----------   -----------   ---------
Net increase in cash...................................    2,027,071     1,373,156     148,796
Cash and cash equivalents at beginning of year.........    1,907,242       534,086     385,290
                                                         -----------   -----------   ---------
Cash and cash equivalents at end of year...............  $ 3,934,313   $ 1,907,242   $ 534,086
                                                         ===========   ===========   =========

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

NOTE 2 -- BUSINESS RISKS

     Historically, the Company's cash flows from operating activities have been insufficient to meet its operating needs, planned capital expenditures and debt service requirements. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced difficulties obtaining additional financing. While the Company presently needs additional financing in order to fund its planned mineral development activities, management believes its ability to remain a going concern is no longer dependent on obtaining outside financing. Consequently, management intends to focus additional time and resources on improving its specialty petrochemical refining operations and reducing the cost of any required outside financing.

     The Company's mining segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in
Note 6, the Company intends to take steps to finance commercial development of the Al Masane mining project. However, there is no assurance the Company will be able to arrange financing.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $900,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $741,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mineral lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project that no repayment demand will be made. The Company recently communicated to the Saudi government that its

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project which would result in a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

     The second issue is the accrued salaries and termination benefits due employees working in Saudi Arabia. The Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligation as they are released from the Company's employment.

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

     The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. Based upon an updated feasibility study by Watts, Griffis and McQuat Ltd. updated in 1996, projected positive cash flows, net of repayment of debt, are $95.1 million over the life of the project. Prices used in the feasibility study were $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold and $6.00 per ounce for silver. Although present mineral prices are less than those used in the feasibility study, the Company believes that these price declines are not permanent and that the prior assumptions used in the study are still appropriate.

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash, Cash Equivalents and Short-Term Investments -- The Company's principal bank and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 1999 and 1998, the Company held certificates of deposit and mutual funds with original maturities of less than one year that the Company intends to hold until maturity. At December 31, 1999, the fair value of these items approximated their carrying values. Cash balances may at times exceed federally insured limits. The Company has not experienced any losses in its cash and short-term investment accounts and does not believe it is exposed to any significant such risks.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     Inventories -- Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.

     Mineral Exploration and Development Costs -- All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 1999, none of the projects described in Notes 6 and 7 had reached the commercial exploration stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

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

     Deferred Revenue -- Deferred revenue represents funds advanced by two suppliers and customers to defray development and processing costs and are being amortized over five year and 15 year periods.

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

     Net Income Per Share -- The Company computes basic income per common share based on the weighted-average number of common shares outstanding. Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares issuable upon conversion of debt, had been issued (Note 13).

     Foreign Currency and Operations -- Assets and liabilities denominated in foreign currencies, principally Saudi Riyals, are translated at rates in effect at the time the transaction occurs. There has been no significant change in the exchange rate for Saudi Riyals to the United States dollar during the period covered by these financial statements. Due to the stability of the Saudi Riyals, the Company feels it has no material exposure to foreign currency risks and does not employ any practices to minimize any such risks. It is anticipated that its products in Saudi Arabia will be sold in United States dollars.

     The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in Saudi Arabia's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

     Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 62% of the Company's outstanding common stock at December 31, 1999.

     Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation -- The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (Statement No. 123). Accordingly, the compensation expense of employee stock options is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. Note 10 includes pro forma disclosures of net income and income per share as if the Company had adopted the fair value based method of accounting set forth in Statement No. 123.

     Hedging Program -- The Company's refining segment uses a hedging program to decrease the price volatility of its natural gas fuel requirements. For each of the years ended December 31, 1999, 1998 and 1997 the net recognized gain (loss) from hedging transactions was $28,244, ($74,500), and $46,000, respectively. At December 31, 1999, the Company had pledged a $100,000 bank letter of credit as collateral for its unpaid natural gas purchases.

     Accounting Standards Not Adopted -- During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt Statement No. 133 no later than the first quarter of fiscal year 2001. Statement No. 133 is not expected to have a material impact on the consolidated financial statements.

NOTE 4 -- CONCENTRATIONS OF CREDIT RISK

     The refining segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The Company's largest customer accounted for 11% of its total product sales in 1999, and 10% in 1998 and 1997. It has incurred minimal credit losses. The carrying amount of accounts receivable approximates fair value at December 31, 1999.

NOTE 5 -- INVENTORIES

     Inventories include the following at December 31:

                                                                1999       1998
                                                              --------   --------
Refinery feedstock..........................................  $     --   $     --
Refined products............................................   745,396    178,714
                                                              --------   --------
          Total inventories.................................  $745,396   $178,714
                                                              ========   ========

     At December 31, 1999, current cost exceeded LIFO value by approximately $142,000. In 1998, the LIFO inventory value approximated current cost.

NOTE 6 -- MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

     In the accompanying consolidated financial statements, the deferred development costs have been presented based on the related projects' geographic location within Saudi Arabia. This includes the

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

"Al Masane Project" (the "Project") and "Other Interests in Saudi Arabia" which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatan and Jebel Harr properties.

     In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company filed a formal application for a five year exploration license covering an area of 2,850 square kilometers that includes Wadi Qatan and Jebel Harr and an area surrounding the Al Masane mining lease area, which is referred to as the Greater Al Masane area. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company has incurred mineral exploration costs in each of these areas and intends to formalize its claims.

     The Al Masane project, consisting of a mining lease area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. The Project includes various quantities of proved zinc, copper, gold and silver reserves.

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

     Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (Ma'aden), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization ("Petromin"). Ma'aden is the Saudi Arabian government's official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma'aden), but the sale of stock to the Saudi public could not occur until the mine's commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma'aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES stock company. However, the Company would remain responsible for the repaying the $11 million loan to the Saudi Arabian government.

     In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area.

     Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, the Saudi Industrial Development Fund (SIDF) and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project will be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

     Deferred development costs of the Al Masane Project at December 31, 1999, 1998 and 1997, and the changes in these amounts for each of the three years then ended are detailed below:

                               BALANCE AT                BALANCE AT                BALANCE AT
                              DECEMBER 31,   ACTIVITY   DECEMBER 31,   ACTIVITY   DECEMBER 31,   ACTIVITY
                                  1999       FOR 1999       1998       FOR 1998       1997       FOR 1997
                              ------------   --------   ------------   --------   ------------   --------
Property and equipment:
  Mining equipment..........  $ 2,160,206               $ 2,160,206               $ 2,160,206
  Construction costs........    3,140,493                 3,140,493                 3,140,493
                              -----------               -----------               -----------
          Total.............    5,300,699                 5,300,699                 5,300,699
Other costs:
  Labor, consulting services
     and project
     administration costs...   20,240,984    $496,832    19,744,152    $598,856    19,145,296    $562,523
  Materials and
     maintenance............    6,171,881       3,002     6,168,879         218     6,168,661         737
  Feasibility study.........    2,907,771          --     2,907,771          --     2,907,771      76,329
                              -----------    --------   -----------    --------   -----------    --------
          Total.............   29,320,636     499,834    28,820,802     599,074    28,221,728     639,589
                              -----------    --------   -----------    --------   -----------    --------
                              $34,621,335    $499,834   $34,121,501    $599,074   $33,522,427    $639,589
                              ===========    ========   ===========    ========   ===========    ========

     The deferred development costs of the "Other Interests in Saudi Arabia", in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto would be written off.

NOTE 7 -- MINERAL PROPERTIES IN THE UNITED STATES

     The principal assets of Pioche are an undivided interest in 48 patented and 80 unpatented mining claims and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeastern Nevada. Due to the lack of capital , the properties held by Pioche have not been commercially operated for approximately 35 years. However, in 1997 Pioche and a prominent mining company entered into an agreement regarding certain claims. As a result of this agreement, which was terminated in November 1998, Pioche received $50,000.

     The Company has an option (which expires in 2002) to buy 720,000 shares (approximately 10% of the outstanding shares) of Pioche common stock at $0.20 per share.

NOTE 8 -- NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

     Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                1999          1998
                                                             -----------   -----------
Notes payable:
  Secured note to Saudi Arabian government. See (A)........  $11,000,000   $11,000,000
  Unsecured demand notes payable to Saudi investors........      363,280       363,280
  Unsecured notes to foreign investors. See (B)............      498,000       498,000
  Other....................................................       12,500        12,500
                                                             -----------   -----------
          Total............................................  $11,873,780   $11,873,780
                                                             ===========   ===========
Long-term debt:
  Revolving bank note. See (C).............................  $        --   $ 1,250,000
  Revolving bank note. (See (D)............................      750,000            --
  Secured note with commercial lender. (See (E)............    3,500,000            --
                                                             -----------   -----------
          Total............................................    4,250,000     1,250,000
  Less current portion.....................................     (677,439)           --
                                                             -----------   -----------
          Total............................................  $ 3,572,561   $ 1,250,000
                                                             ===========   ===========

---------------

(A) The Company has an interest-free loan of $11,000,000 from the Saudi Arabia Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company's "movable and immovable" assets in Saudi Arabia.

(B) Represents loans payable to a shareholder of the Company for $445,000, and the Company's president for $53,000. The loans are due on demand with interest payable at the LIBOR rate plus 2%. Each loan provides for an option to convert the loan amount to shares of the Company's common stock at $1.00 per share anytime within five years from the date of the loan.

(C) The Refining Segment had a $2.25 million revolving credit facility with the U.S. office of a multinational bank that was collateralized by a first security interest in all of its assets. Interest (at the

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES bank's prime rate plus 1%) was payable monthly. The bank's loan commitment was to be reduced by at least $105,000 per calendar quarter beginning March 31, 1999. In addition, the agreement for this credit facility contained various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The credit facility balance was paid off on September 30, 1999.

(D) The Refining Segment entered into a $2.25 million revolving credit facility with a Houston, Texas bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest (at the bank's prime rate plus .5%) is payable monthly. The agreement contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The credit agreement expires on May 31, 2001.

(E) The Refining Segment entered into a loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in Note (D) above. Interest is at 10.55% per annum with principal and interest payable in 47 consecutive monthly installments of $89,696 each commencing February 1, 2000. The agreement for this loan contains various restrictive covenants including the maintenance of a working capital credit facility in an amount not less than $2 million and parent company distribution limitations.

     Scheduled maturities of long-term debt, which exclude current notes payable balances aggregating $11,873,780, are as follows:

2001....................................................   $1,567,349
2002....................................................      907,874
2003....................................................    1,008,424
2004....................................................       88,915
                                                           ----------
          Total.........................................   $3,572,562
                                                           ==========

     Interest of $118,145, $418,403 and $305,007 was paid in 1999, 1998, and
1997, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company's Refining Segment leases various vehicles and equipment from a related party on a month to month basis at a monthly cost of approximate $30,000. The Company's total rental costs were approximately $373,000 in 1999 and $361,000 in 1998 and 1997.

     The Refining Segment has guaranteed a note payable of $160,000 of a limited partnership in which South Hampton has a 19% interest.

     South Hampton, together with several other companies, is a defendant in two lawsuits brought in Jefferson County, Texas District Court and one lawsuit brought in the 163rd Judicial District Court of Orange County, Texas. The lawsuits brought in Jefferson County, Texas were filed in December 1997 and April 1998 by former employees of the Goodyear Tire & Rubber Company plant located in Beaumont, Texas. The lawsuit brought in Orange County, Texas was filed in April 1999 by a former employee of DuPont in Orange, Texas. Each of the suits claims illness and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during the plaintiffs' employment with Goodyear or DuPont. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against those lawsuits.

     South Hampton, together with several other companies, is a defendant in a lawsuit brought in Jefferson County, Texas District Court in December 1999 by a former electrician claiming illness and disease resulting

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES from alleged exposure to chemical and products while on certain of the defendants' properties. The plaintiff claims he was exposed to benzene, butadiene and products containing these chemicals supplied by certain of the defendants, including South Hampton. The plaintiff asserts claims of strict liability, gross negligence and negligence against South Hampton for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against this lawsuit.

     South Hampton spends a considerable amount of time and expense on environmental and regulatory functions and compliance. It is South Hampton's policy to accrue costs associated with regulatory compliance when those costs are reasonably determinable. Amounts accrued at December 31, 1999 and 1998 were $250,000 each. Amounts charged to expense were approximately $186,000 in 1999, $430,000 in 1998 and $220,000 in 1997.

     In 1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check for groundwater contamination under the spill area. Based on the results, two pools of hydrocarbons were discovered in the groundwater. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level. In August 1997, the TNRCC notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended the South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend itself against it. A preliminary hearing was held in November 1997, but no further action has been taken.

     On February 2, 2000, the TNRCC amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be assessed in he amount of approximately $765,000 and that certain corrective action be taken. South Hampton intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

NOTE 10 -- STOCK OPTIONS

     Stock Options -- The Company's Employee Stock Option Plan (the "Employee Plan") provides for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company has reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 1999, 335,000 shares were reserved for grant. The options vest at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan is registered with the Securities and Exchange Commission and expires May 16, 2003.

     The 1987 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provided for non-employee directors to receive an option for 10,000 shares of common stock upon election to the board of directors with the exercise price equal to the fair market value of the stock at the date of grant. The Non-Employee Director Plan expired in 1997.

     The Company periodically grants stock options to various parties, including certain officers and directors, who have made loans to or performed critical services for the Company. Most of these options allow the parties to purchase common share for $1.00 per share. The Company recorded $175,000 of compensation expense in 1997 with respect to below market grants to directors of 100,000 options and the issuance of 50,000 shares of stock for services to two directors.

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     If the Company recognized compensation expense based upon the fair value at the grant date for options granted to employees, the Company's net income and income per share for 1998 and 1997 (there was no effect of fair value accounting in 1999) would be the pro forma amounts indicated as follows:

                                                                 1998        1997
                                                              ----------   --------
Net income
  As reported...............................................  $3,441,646   $818,364
  Pro forma.................................................  $3,429,996   $635,714
Net income per common share -- basic and diluted
  As reported...............................................  $      .16   $    .04
  Pro forma.................................................  $      .16   $    .03

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 85 percent; risk-free interest rate of 6 percent; no dividend yield; and expected lives of 3 to 10 years.

     Additional information with respect to all options outstanding at December 31, 1999, and changes for the three years then ended was as follows:

                                                                         1997
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,558,000        $1.11
  Granted..................................................    110,000         1.14
  Forfeited................................................    (10,000)        3.50
  Exercised................................................    (10,000)        1.38
                                                             ---------
Outstanding at end of year.................................  1,648,000        $1.10
                                                             =========        =====
Options exercisable at December 31, 1997...................  1,639,000        $1.09
                                                             =========        =====

     Weighted average fair value per share of options granted in 1997 was $1.77.

                                                                         1998
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,648,000        $1.10
  Forfeited................................................    (10,000)        2.25
  Exercised................................................    (58,000)        1.57
                                                             ---------
Outstanding at end of year.................................  1,580,000        $1.08
                                                             =========        =====
Options exercisable at December 31, 1998...................  1,580,000        $1.08
                                                             =========        =====

                                                                         1999
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,580,000        $1.08
  Forfeited................................................    (10,000)        2.50
                                                             ---------
Outstanding at end of year.................................  1,570,000        $1.07
                                                             =========        =====
Options exercisable at December 31, 1999...................  1,570,000        $1.07
                                                             =========        =====

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                                                OPTIONS OUTSTANDING AND EXERCISABLE
                                                              ---------------------------------------
                                                                               WEIGHTED AVERAGE
                                                                          ---------------------------
                                                                             REMAINING       EXERCISE
RANGE OF EXERCISE PRICES                                       NUMBER     CONTRACTUAL LIFE    PRICE
------------------------                                      ---------   ----------------   --------
-- to$ 1.00........      ...................................  1,443,000      4.1 years        $1.00
1.00 $to $2.00......     ...................................    107,000      3.4 years         1.54
2.00 $to $3.75......     ...................................     20,000      3.6 years         3.32
                                                              ---------
                                                              1,570,000                       $1.07
                                                              =========                       =====

NOTE 11 -- INCOME TAXES

     Income tax expense for the years ended December 31, 1999, 1998, and 1997 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

                                                     1999         1998         1997
                                                  ----------   -----------   ---------
Income taxes at U.S. statutory rate.............  $1,027,979   $ 1,257,124   $ 278,244
State taxes.....................................     147,700       231,019          --
Goodwill amortization...........................          --         6,461      39,252
Net operating losses utilized...................    (929,278)   (1,255,792)   (326,839)
Other items.....................................      36,713        16,965       9,343
                                                  ----------   -----------   ---------
          Total tax expense.....................  $  283,114   $   255,777   $      --
                                                  ==========   ===========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                  1999          1998           1997
                                               -----------   -----------   ------------
Deferred tax liabilities:
  Refinery plant, pipeline and equipment.....  $  (355,978)  $  (331,263)  $   (323,513)
Deferred tax assets:
  Accounts receivable........................       50,985        49,761         45,967
  Mineral interests..........................      196,446       196,446        196,446
  Accrued liabilities........................      118,749        93,137         49,341
  Net operating loss and contribution
     carryforwards...........................    8,525,532     9,594,376     10,943,970
  Tax credit carryforwards...................      325,789       197,397        147,501
  Deferred gain on sale of property..........       99,570       107,853             --
                                               -----------   -----------   ------------
Gross deferred tax assets....................    9,317,071    10,238,970     11,383,225
Valuation allowance..........................   (8,961,093)   (9,907,707)   (11,059,712)
                                               -----------   -----------   ------------
  Net deferred tax assets....................      355,978       331,263        323,513
                                               -----------   -----------   ------------
  Net deferred taxes.........................  $        --   $        --   $         --
                                               ===========   ===========   ============

     The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

     At December 31, 1999, the Company had approximately $25,000,000 of net operating loss carryforwards and approximately $58,000 of general business credit carryforwards. These carryforwards expire during the

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES years 2000 through 2019. In addition, the Company has minimum tax credit carryforwards of approximately $205,000 that may be carried over indefinitely. Approximately $2,800,000 of the net operating loss carryforwards and $57,000 of the general business credit carryforwards are limited to the net income of TOCCO. Approximately $5,900,000 of the net operating loss carryforwards are limited to the net income of the Coal Company.

     The Company has no Saudi Arabian tax liability.

NOTE 12 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss) which represents income (loss) before interest, miscellaneous income and minority interest. Information on segments is as follows:

                                                           DECEMBER 31, 1999
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $27,790,666   $        --   $27,790,666
Depreciation and amortization.................      717,705         2,088       719,793
Operating income (loss).......................    3,135,730      (351,028)    2,784,702
          Total assets........................  $11,640,497   $41,207,712   $52,848,209

                                                           DECEMBER 31, 1998
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $25,089,175   $        --   $25,089,175
Depreciation and amortization.................      428,452           291       428,743
Operating income (loss).......................    4,160,786      (361,930)    3,798,856
          Total assets........................  $ 8,566,887   $38,116,436   $46,683,323

                                                           DECEMBER 31, 1997
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $26,174,119   $        --   $26,174,119
Depreciation and amortization.................      537,949           291       538,240
Operating income (loss).......................    1,277,704      (456,536)      821,168
          Total assets........................  $ 7,505,075   $37,547,844   $45,052,919

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 13 -- NET INCOME PER COMMON SHARE

     Net income per share has been calculated as follows:

                                                   1999          1998          1997
                                                -----------   -----------   -----------
Basic
  Net income..................................  $ 2,740,353   $ 3,441,646   $   818,364
  Weighted average shares outstanding.........   22,026,114    21,995,735    21,306,040
     Per share................................  $       .12   $       .16   $       .04
Diluted
  Net income..................................  $ 2,740,353   $ 3,441,646   $   818,364
  Add interest on convertible debt............       36,434       218,228            --
                                                -----------   -----------   -----------
  Net income -- diluted.......................  $ 2,776,787   $ 3,659,874   $   818,364
  Weighted shares outstanding.................   22,026,114    21,995,735    21,306,040
  Dilutive effect of convertible debt.........      511,280     2,818,138            --
  Dilutive effect of stock options............       66,846       835,822       711,612
                                                -----------   -----------   -----------
  Weighted shares outstanding -- diluted......   22,604,240    25,649,695    22,017,652
     Per share................................  $       .12   $       .14   $       .04

     In 1997, the effect of assumed debt conversions was antidilutive. In 1999, options for 1,180,000 shares were excluded from diluted shares outstanding because their effect was antidilutive.

NOTE 14 -- SUBSEQUENT EVENTS

     On January 25, 2000, TOCCO purchased 92% of the issued and outstanding shares of the common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin") from Spechem, S.A. de. D.V. for $2.5 million in cash. Coin is a specialty petrochemical products refining company located in Coatzacoalcos, Mexico Financing was provided by a loan from Heller Financial Leasing, Inc. The loan had been funded at December 31, 1999, and total proceeds of $3,500,000 are reflected on the balance sheet as restricted cash.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
Arabian Shield Development Company

     In connection with our audit of the consolidated financial statements of Arabian Shield Development Company and Subsidiaries referred to in our report dated March 10, 2000, which is included in the annual report to stockholders in
Part II of this Form 10-K, we have also audited Schedule II at December 31, 1999, 1998, and 1997 and for the years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                            GRANT THORNTON LLP

Dallas, Texas
March 10, 2000

              ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                            CHARGED
                                             BEGINNING    (CREDITED)                     ENDING
DESCRIPTION                                   BALANCE     TO EARNINGS    DEDUCTIONS      BALANCE
-----------                                 -----------   -----------    -----------   -----------
ALLOWANCE FOR DEFERRED TAX ASSET
  December 31, 1997.......................  $11,553,118       $--(b)     $  (326,839)  $11,059,712
                                                                 (a)        (166,567)
  December 31, 1998.......................   11,059,712        --(b)      (1,017,340)    9,907,707
                                                                 (a)        (134,665)
  December 31, 1999.......................    9,907,707        --(b)        (946,610)    8,961,093

---------------

(a)  Expiration of carryforwards

(b)  Utilization of carryforwards

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3(a)           -- Certificate of Incorporation of the Company as amended
                            through the Certificate of Amendment filed with the
                            Delaware Secretary of State on January 29, 1993.
          3(b)           -- Bylaws of the Company, as amended through March 4, 1998.
         10(a)           -- Contract dated July 29, 1971 between the Company,
                            National Mining Company and Petromin.
         10(b)           -- Loan Agreement dated January 24, 1979 between the
                            Company, National Mining Company and the Government of
                            Saudi Arabia.
         10(c)           -- Mining Lease Agreement effective May 22, 1993 by and
                            between the Ministry of Petroleum and Mineral Resources
                            and the Company.
         10(d)           -- Stock Option Plan of the Company, as amended.*
         10(e)           -- 1987 Non-Employee Director Stock Plan.*
         10(f)           -- Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.*
         10(g)           -- Agreement dated March 10, 1988 between Chevron Research
                            Company and South Hampton Refining Company, together with
                            related form of proposed Contract of Sale by and between
                            Chevron Chemical Company and South Hampton Refining
                            Company.
         10(h)           -- Addendum to the Agreement Relating to AROMAX(R)
                            Process -- Second Commercial Demonstration dated June 13,
                            1989 by and between Chevron Research Company and South
                            Hampton Refining Company.
         10(i)           -- Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp.
                            and South Hampton Refining Company.*
         10(j)           -- Letter Agreement dated May 3, 1991 between Sheikh Kamal
                            Adham and the Company.
         10(k)           -- Promissory Note dated February 17, 1994 from Hatem
                            El-Khalidi to the Company.*
         10(l)           -- Letter Agreement dated August 15, 1995 between Hatem
                            El-Khalidi and the Company.*
         10(m)           -- Letter Agreement dated August 24, 1995 between Sheikh
                            Kamal Adham and the Company.
         10(n)           -- Letter Agreement dated October 23, 1995 between Sheikh
                            Fahad Al-Athel and the Company.
         10(o)           -- Letter Agreement dated November 30, 1996 between Sheikh
                            Fahad Al-Athel and the Company (incorporated by reference
                            to Exhibit 10(bb) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996 (File No.
                            0-6247)).
         10(p)           -- Stock Purchase Agreement dated as of January 25, 2000
                            between Spechem, S.A. de. C.V. and Texas Oil and Chemical
                            Co. II, Inc.
         10(q)           -- Loan and Security Agreement dated as of December 30, 1999 by and among Heller Financial Leasing, Inc., South
                            Hampton Refining Company and Gulf State Pipe Line
                            Company, Inc., together with related Promissory Note,
                            Guaranty made by the Company, Guaranty made by American
                            Shield Refining Company, Guaranty made by Texas Oil and
                            Chemical Co. II, Inc., Pledge Agreement made by Texas Oil
                            and Chemical Co. II, Inc., Pledge Agreement made by South
                            Hampton Refining Company, Ground Lease, Sub-Ground Lease
                            and Hazardous Materials Indemnity Agreement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10(r)           -- Loan Agreement dated as of September 30, 1999 between
                            South Hampton Refining Company and Southwest Bank of
                            Texas, N.A., together with related Promissory Note,
                            Security Agreement, Arbitration Agreement and Guaranty
                            Agreement made by Texas Oil and Chemical Co. II, Inc.
            21           -- Subsidiaries.
            27           -- Financial Data Schedule.