Form 10-Q
period 2000-03-31
ARABIAN SHIELD DEVELOPMENT CO
filed 2000-05-11
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

                        FOR QUARTER ENDING MARCH 31, 2000

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2000: 22,738,994.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                               MARCH 31, 2000       DECEMBER 31,
                                                                 (UNAUDITED)             1999
                                                              ---------------      ---------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                               $       811,773      $       434,313
      Short-Term Investments                                               --               20,597
      Trade Receivables                                             6,191,688            4,308,085
      Inventories                                                     674,587              745,396
                                                              ---------------      ---------------
         Total Current Assets                                       7,678,048            5,508,391

   REFINERY PLANT, PIPELINE AND EQUIPMENT                          14,799,957            9,357,956
      Less: Accumulated Depreciation                               (4,550,738)          (4,330,856)
                                                              ---------------      ---------------
         Net Plant, Pipeline and Equipment                         10,249,219            5,027,100

   AL MASANE PROJECT                                               34,731,685           34,621,335
   OTHER INTERESTS IN SAUDI ARABIA                                  2,431,248            2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                          1,280,274            1,299,008
   RESTRICTED CASH                                                  1,250,000            3,500,000
   OTHER ASSETS                                                       520,225              461,127
                                                              ---------------      ---------------

         TOTAL ASSETS                                         $    58,140,699      $    52,848,209
                                                              ===============      ===============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                                  $     2,375,725      $     1,129,926
      Accrued Liabilities                                           1,019,036            1,005,110
      Accrued Liabilities in Saudi Arabia                             857,823            1,326,823
      Notes Payable                                                11,873,780           11,873,780
      Current Portion of Long-Term Debt                             2,056,792              677,439
                                                              ---------------      ---------------
            Total Current Liabilities                              18,183,156           16,013,078

   LONG-TERM DEBT                                                   6,495,508            3,572,561
   ACCRUED LIABILITIES IN SAUDI ARABIA                                754,093              741,218
   DEFERRED REVENUE                                                   157,227              165,835
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   1,110,160              907,354

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; 22,488,994
      shares issued and outstanding                                 2,248,899            2,201,999
   ADDITIONAL PAID-IN CAPITAL                                      36,523,606           36,101,506
   ACCUMULATED DEFICIT                                             (7,331,950)          (6,855,342)
                                                              ---------------      ---------------
         Total Stockholders' Equity                                31,440,555           31,448,163
                                                              ---------------      ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    58,140,699      $    52,848,209
                                                              ===============      ===============



See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                             THREE MONTHS         THREE MONTHS
                                                 ENDED                ENDED
                                            MARCH 31, 2000       MARCH 31, 1999
                                           ---------------      ---------------

REVENUES
   Refined Product Sales                   $    10,050,805      $     5,427,997
   Processing Fees                                 517,945              113,117
                                           ---------------      ---------------
                                                10,568,750            5,541,114

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                       9,903,130            3,553,179
   General and Administrative                      776,982              749,487
   Depreciation                                    219,882              113,630
                                           ---------------      ---------------
                                                10,899,994            4,416,296
                                           ---------------      ---------------

OPERATING INCOME (LOSS)                           (331,244)           1,124,818

OTHER INCOME (EXPENSE)
   Interest Income                                  20,992               20,944
   Interest Expense                               (204,524)             (39,521)
   Minority Interest                                15,386                1,439
   Miscellaneous Income                             22,782               76,144
                                           ---------------      ---------------
                                                  (145,364)              59,006
                                           ---------------      ---------------

NET INCOME (LOSS)                          $      (476,608)     $     1,183,824
                                           ===============      ===============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                   $         (0.02)     $          0.05
                                           ===============      ===============

   Diluted                                 $         (0.02)     $          0.05
                                           ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                        22,325,148           22,019,494
                                           ===============      ===============

   Diluted                                      22,325,148           22,798,159
                                           ===============      ===============



See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------




                                          COMMON STOCK                    ADDITIONAL
                                 --------------------------------          PAID-IN           ACCUMULATED
                                    SHARES              AMOUNT             CAPITAL             DEFICIT               TOTAL
                                 ------------        ------------        ------------        ------------         ------------


JANUARY 1, 2000                    22,019,994        $  2,201,999        $ 36,101,506        $ (6,855,342)        $ 31,448,163

Common Stock Issued in
   Payment of Liabilities             469,000              46,900             422,100                                  469,000

Net Loss                                   --                  --                  --            (476,608)            (476,608)
                                 ------------        ------------        ------------        ------------         ------------

MARCH 31, 2000                     22,488,994        $  2,248,899        $ 36,523,606        $ (7,331,950)        $ 31,440,555
                                 ============        ============        ============        ============         ============




See notes to consolidated financial statements.

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       THREE MONTHS        THREE MONTHS
                                                                          ENDED               ENDED
                                                                      MARCH 31, 2000      MARCH 31, 1999
                                                                      --------------      --------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                  $     (476,608)     $    1,183,824
   Adjustments for Non-Cash Transactions
      Depreciation                                                           219,882             113,630
      Increase (Decrease) in Deferred Revenue                                 (8,608)             34,124
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                              (338,152)             73,456
      Decrease (Increase) in Inventories                                     316,807             (46,771)
      Decrease (Increase) in Other Assets                                    (51,122)             51,997
      (Decrease) Increase in Accounts Payable and
          Accrued Liabilities                                               (566,326)            229,133
   Other                                                                      27,503             (23,903)
                                                                      --------------      --------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (876,624)          1,615,490
                                                                      --------------      --------------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                               20,597              25,830
   Purchase of Business (Net of Cash Acquired)                            (2,279,665)                 --
   Additions to Al Masane Project                                           (110,350)           (116,555)
   Additions to Refinery Plant, Pipeline & Equipment                        (261,599)         (1,419,155)
   (Additions to) Reduction in Mineral Properties in the U.S.                 18,734              (1,172)
   Increase in Accrued Liabilities in Saudi Arabia                            12,875              11,132
                                                                      --------------      --------------

   NET CASH USED IN INVESTING ACTIVITIES                                  (2,599,408)         (1,499,920)
                                                                      --------------      --------------

FINANCING ACTIVITIES
   Common Stock Sold                                                              --                  --
   Additions to Notes Payable and Long-Term Obligations                    1,781,827                  --
   Reduction of Notes Payable and Long-Term Obligations                     (178,335)                 --
                                                                      --------------      --------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,603,492                  --
                                                                      --------------      --------------

NET INCREASE (DECREASE) IN CASH                                           (1,872,540)            115,570

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     3,934,313           1,907,242
                                                                      --------------      --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $    2,061,773      $    2,022,812
                                                                      ==============      ==============



See notes to consolidated financial statements.

     ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     1.   BASIS OF PRESENTATION

          The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian Shield Development Company and Subsidiaries' financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and the Company's December 31, 1999 Annual Report on Form 10-K.

          These financial statements include the accounts of Arabian Shield Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton") and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico, which was purchased on January 25, 2000 for approximately $2.5 million. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company"s Specialty Petrochemicals or Refining Segment. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

     2.   INVENTORIES

          Inventories at March 31, 2000 and December 31, 1999 were $674,587 and $745,396, respectively, and consisted entirely of finished goods.

     3.   NET INCOME (LOSS) PER COMMON SHARE

          The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2000 and 1999, respectively.

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                    2000             1999
                                                                 ----------       ----------

          Net Income (Loss)                                      $     (477)      $    1,184
          Add interest on convertible debt                               --                8
                                                                 ----------       ----------
             Net Income (Loss) - diluted                         $     (477)      $    1,192
                                                                 ==========       ==========

          Weighted average shares outstanding - basic                22,325           22,019
          Dilutive effect of convertible debt                            --              511
          Dilutive effect of stock options                               --              268
                                                                 ----------       ----------
             Weighted average shares outstanding - diluted           22,325           22,798
                                                                 ==========       ==========

          Net income (loss) per share:
             Basic                                               $     (.02)      $      .05
                                                                 ==========       ==========
             Diluted                                             $     (.02)      $      .05
                                                                 ==========       ==========

     4.   ACQUISITION

          On January 25, 2000, TOCCO purchased 92% of the issued and outstanding shares of the common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin") from Spechem, S.A. de. C.V. for $2.5 million in cash. Coin is a specialty petrochemical products refining company located in Coatzacoalcos, Mexico near Veracruz. Financing was provided by a loan from Heller Financial Leasing, Inc.

          The following table (in thousands, except per share amounts) presents pro forma unaudited consolidated results of operations for the quarters ended March 31, 2000 and 1999, assuming that the acquisition had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 2000            1999
                                              ----------      ----------

          Revenue                             $   11,569      $    7,695
          Net income (loss)                         (525)          1,520

          Net income (loss) per share:
             Basic                            $     (.02)     $      .07
                                              ==========      ==========
             Diluted                          $     (.02)     $      .07
                                              ==========      ==========

     5.   SEGMENT INFORMATION

          As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

          Three Months ended March 31, 2000        Refining             Mining               Total
          ---------------------------------      ------------        ------------         ------------

          Revenue from external customers        $ 10,568,750         $         --         $ 10,568,750
          Operating income (loss)                    (281,942)             (49,302)            (331,244)

          Total assets                           $ 19,697,443         $ 38,443,256         $ 58,140,699

          Three Months ended March 31, 1999        Refining             Mining               Total
          ---------------------------------      ------------        ------------         ------------

          Revenue from external customers        $  5,541,114        $         --         $  5,541,114
          Operating income (loss)                   1,136,358             (11,540)           1,124,818

          Total assets                           $ 10,113,304        $ 38,026,792         $ 48,140,096

     6.   LEGAL PROCEEDINGS

          South Hampton is a defendant in four lawsuits filed in Jefferson County and Orange County, Texas in the period from December 1997 to December 1999 by former employees of the southeast Texas plants of the Goodyear Tire & Rubber Company, Dupont and South Hampton. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton intends to vigorously defend itself against these lawsuits.

          In August 1997, the Texas Natural Resource Conservation Commission ("TNRCC") notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring the operations at its refinery into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend itself against it. A preliminary hearing was held in November 1997, but no further action has been taken.

          On February 2, 2000, the TNRCC amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be assessed in the amount of approximately $765,000 and that certain corrective actions be taken. South Hampton intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

          In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgment in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case. As a consequence, on April 22, 2000, it filed a writ of certiorari with the United States Supreme Court in which the Company argued that the District and Appellate Courts erred in their judgments. The Company has requested the Supreme Court to issue its ruling that the matter be remandered to the trial court with instructions that the CIA review its own documents to determine if any information requested by the Company should not have been classified but handed over the Company for use in the pursuit of its case with the DOJ against Hunt for conspiracy and violation of the FCPA. In addition, the Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction.

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

     SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. In order to supplement its cash flows from operating activities, this business segment has a $2.25 million credit agreement with the Southwest Bank. In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million note with Heller Financial. This segment's cash flows from operating activities, along with its available credit facility, are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Southwest Bank's advance review and approval.

     MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 interest-free loan from the Saudi Industrial Development Fund ("SIDF").

     Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions, which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project would be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

    On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr. The Company previously worked the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $900,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $754,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments from the cash flows generated by its two specialty petrochemical refineries.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. A 92% interest in the Coin refinery in Mexico was purchased on January 25, 2000, therefore, its revenues and expenses for February and March are included in the financial statements for the first quarter of 2000. While there have been some additional expenses involved in the acquisition, the primary factor affecting first quarter results was the dramatic rise in the cost of feedstock in late 1999 and early 2000. In the three months ended March 31, 2000, total revenue increased approximately $5,027,000 ($1,554,000 attributable to Coin) or 91%, while the cost of sales (excluding depreciation) increased approximately $6,350,000 ($1,502,000 attributable to
Coin) or 179% from the same period in 1999. Consequently, the gross profit margin in 2000 decreased approximately $1,322,000 or 67%. Some of the revenue increase came from additional sales of the acquired company but product prices and toll processing fees were also higher than in the previous year. Sales volume in the first quarter of 2000 increased 57% over the same period in 1999 with 9.8 million gallons being sold. Toll processing fee income rose by 358%, which offsets in part the feedstock price increases. The increase in these fees is primarily due to the addition of a new unit added in 1999. An additional unit in being constructed and is expected to begin operation in June 2000. The new unit is expected to add approximately $70,000 per month in processing fee income.

    In late 1999 and the first two months of 2000, feedstock costs rose in conjunction with the tremendous increase in crude oil prices worldwide. Prices for the refinery feedstock increased from $.33 per gallon in the first quarter of 1999 to over $.75 per gallon the first quarter of 2000, an average increase of 225%. During periods of rapid feedstock price increases, it is not possible to raise product prices quickly enough to cover the increased costs; therefore any changes in costs will not affect the profitability on a one to one basis in the near term. The cost of natural gas, which is the refinery's single largest expense, other than feedstock costs, rose by 65% due to the increase in the worldwide prices. In the first quarter of 1999, the refinery was paying $1.70 per MMBTU for fuel gas, which increased to $2.80 per MMBTU by the end of the first quarter of 2000. Expenses in the first quarter of 2000 were higher by approximately $888,000, with about 25% of the increase due to the addition of the new refinery business. Sales of the refinery's products remain stable and expanded marketing efforts have kept the Silsbee refinery at near capacity since the second quarter of 1997. Management expects that the acquisition of the refinery in Mexico and the blending of its similar operations with the Silsbee refinery will produce improved results in the second quarter of 2000.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. Minority interest amounts represent the Pioche minority stockholders' share of Pioche losses that are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 1999 and 2000, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by its mining consultant, were used. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values on market comparables. Using these price assumptions, no asset impairments were evident.

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

ARABIAN SHIELD DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SHAREHOLDER'S PROPOSALS

     Any proposal by a shareholder of the Company intended to be presented at the 2001 annual meeting of shareholders, which is tentatively scheduled sometime in May 2001, must be received by the Company at its principal executive office no later than December 4, 2000 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy which is executed and returned to the Company on any matter that may properly come before the 2001 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None

(B) REPORTS ON FORM 8-K

     A Form 8-K report was filed on January 25, 2000, which reported that TOCCO had purchased 92% of the issued and outstanding shares of the common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin") from Spechem, S.A. de. D.V. for $2.5 million in cash. Coin is a specialty petrochemical products refining company located in Coatzacoalcos, Mexico. Financing was provided by a loan from Heller Financial Leasing, Inc.

                             ----------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 10, 2000                     ARABIAN SHIELD DEVELOPMENT COMPANY
     -------------                     ----------------------------------------
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