Form 10-Q
period 2000-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2000-08-14
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ---------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------

                        FOR QUARTER ENDING JUNE 30, 2000

                          COMMISSION FILE NUMBER 0-6247

                      ARABIAN AMERICAN DEVELOPMENT COMPANY
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

             Former name, former address and former fiscal year, if
                           changed since last report.
                      ARABIAN SHIELD DEVELOPMENT COMPANY

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2000: 22,788,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30, 2000   DECEMBER 31, 1999
                                                                     -------------   -----------------
                                                                      (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                       $    501,416    $    434,313
      Short-Term Investments                                                    --          20,597
      Trade Receivables                                                  6,211,338       4,308,085
      Inventories                                                        1,439,894         745,396
                                                                      ------------    ------------
         Total Current Assets                                            8,152,648       5,508,391

   REFINERY PLANT, PIPELINE AND EQUIPMENT                               16,963,410       9,357,956
      Less: Accumulated Depreciation                                    (4,793,321)     (4,330,856)
                                                                      ------------    ------------
         Net Plant, Pipeline and Equipment                              12,170,089       5,027,100

   AL MASANE PROJECT                                                    34,849,735      34,621,335
   OTHER INTERESTS IN SAUDI ARABIA                                       2,431,248       2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                               1,280,009       1,299,008
   RESTRICTED CASH                                                       1,276,560       3,500,000
   OTHER ASSETS                                                            524,070         461,127
                                                                      ------------    ------------

         TOTAL ASSETS                                                 $ 60,684,359    $ 52,848,209
                                                                      ============    ============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                                          $  4,452,869    $  1,129,926
      Accrued Liabilities                                                  914,691       1,005,110
      Accrued Liabilities in Saudi Arabia                                  857,823       1,326,823
      Notes Payable                                                     11,873,780      11,873,780
      Current Portion of Long-Term Debt                                  1,372,137         677,439
                                                                      ------------    ------------
            Total Current Liabilities                                   19,471,300      16,013,078

   LONG-TERM DEBT                                                        8,117,204       3,572,561
   ACCRUED LIABILITIES IN SAUDI ARABIA                                     759,341         741,218
   DEFERRED REVENUE                                                        148,618         165,835
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                        1,067,381         907,354

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding 22,488,994 shares in 2000
      and 22,019,994 shares in 1999                                      2,248,899       2,201,999
   ADDITIONAL PAID-IN CAPITAL                                           36,523,606      36,101,506
   ACCUMULATED DEFICIT                                                  (7,651,990)     (6,855,342)
                                                                      ------------    ------------
         Total Stockholders' Equity                                     31,120,515      31,448,163
                                                                      ------------    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 60,684,359    $ 52,848,209
                                                                      ============    ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                       Three Months      Three Months      Six Months        Six Months
                                          Ended             Ended             Ended             Ended
                                      June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                      --------------    --------------    --------------    --------------
REVENUES
    Refined Product Sales             $   10,396,641    $    5,958,736    $   20,447,446    $   11,386,733
    Processing Fees                          503,118           354,445         1,021,063           467,562
                                      --------------    --------------    --------------    --------------
                                          10,899,759         6,313,181        21,468,509        11,854,295

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                 9,922,723         4,326,443        19,825,853         7,879,622
    General and Administrative               876,397           702,089         1,653,379         1,403,917
    Depreciation                             242,582           178,627           462,464           292,257
                                      --------------    --------------    --------------    --------------
                                          11,041,702         5,207,159        21,941,696         9,575,796
                                      --------------    --------------    --------------    --------------

OPERATING INCOME (LOSS)                     (141,943)        1,106,022          (473,187)        2,278,499

OTHER INCOME (EXPENSE)
    Interest Income                           45,328            14,040            66,320            34,984
    Interest Expense                        (261,830)          (39,909)         (466,354)          (79,430)
    Minority Interest                         42,779             1,321            58,165             2,760
    Miscellaneous Income (Expense)            (4,374)           70,021            18,408           146,165
                                      --------------    --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES           (320,040)        1,151,495          (796,648)        2,382,978

INCOME TAX EXPENSE                                --           152,342                --           215,753
                                      --------------    --------------    --------------    --------------

NET INCOME (LOSS)                     $     (320,040)   $      999,153    $     (796,648)   $    2,167,225
                                      ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                             $         (.01)   $          .05    $         (.04)   $          .10
                                      ==============    ==============    ==============    ==============

    Diluted                           $         (.01)   $          .04    $         (.04)   $          .10
                                      ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                 22,788,994        22,019,494        22,557,071        22,019,494
                                      ==============    ==============    ==============    ==============

    Diluted                               22,788,994        22,530,774        22,557,071        22,664,467
                                      ==============    ==============    ==============    ==============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------



                                     COMMON STOCK              ADDITIONAL
                            -------------------------------      PAID-IN        ACCUMULATED
                                SHARES          AMOUNT           CAPITAL          DEFICIT            TOTAL
                            --------------   --------------   --------------   --------------    --------------
JANUARY 1, 2000                 22,019,994   $    2,201,999   $   36,101,506   $   (6,855,342)   $   31,448,163

Common Stock Issued in
   Payment of Liabilities          469,000           46,900          422,100                            469,000

Net (Loss)                              --               --               --         (796,648)         (796,648)
                            --------------   --------------   --------------   --------------    --------------

JUNE 30, 2000                   22,488,994   $    2,248,899   $   36,523,606   $   (7,651,990)   $   31,120,515
                            ==============   ==============   ==============   ==============    ==============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  SIX MONTHS       SIX MONTHS
                                                                    ENDED            ENDED
                                                                 JUNE 30, 2000    JUNE 30, 1999
                                                                 -------------    -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                             $    (796,648)   $   2,167,225
   Adjustments for Non-Cash Transactions
      Depreciation                                                     462,464          292,257
      Increase (Decrease) in Deferred Revenue                          (17,217)          28,982
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                        (357,802)        (745,708)
      Decrease (Increase) in Inventories                              (448,500)        (229,888)
      Decrease (Increase) in Other Assets                              (54,967)          79,431
      (Decrease) Increase in Accounts Payable and
          Accrued Liabilities                                        1,406,473           63,016
   Other                                                               (15,275)          87,654
                                                                 -------------    -------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 178,528        1,742,969
                                                                 -------------    -------------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                         20,597               --
   Additions to Short-Term Investments                                      --          (11,760)
   Purchase of Business (Net of Cash Acquired)                      (2,279,665)              --
   Additions to Al Masane Project                                     (228,400)        (274,014)
   Additions to Refinery Plant, Pipeline and Equipment              (2,425,052)      (2,028,685)
   (Additions to) Reduction in Mineral Properties in the U.S.           18,999           (2,199)
   Increase in Accrued Liabilities in Saudi Arabia                      18,123           18,162
                                                                 -------------    -------------

   NET CASH USED IN INVESTING ACTIVITIES                            (4,875,398)      (2,298,496)
                                                                 -------------    -------------

FINANCING ACTIVITIES
   Common Stock Sold                                                        --               --
   Additions to Notes Payable and Long-Term Obligations              2,901,948               --
   Reduction of Notes Payable and Long-Term Obligations               (361,415)              --
                                                                 -------------    -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,540,533               --
                                                                 -------------    -------------

NET INCREASE (DECREASE) IN CASH                                     (2,156,337)        (555,527)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               3,934,313        1,907,242
                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $   1,777,976    $   1,351,715
                                                                 =============    =============



See notes to consolidated financial statements.

     ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     1. BASIS OF PRESENTATION

        The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries' financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and the Company's December 31, 1999 Annual Report on Form 10-K.

        These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton") and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico, which was purchased on January 25, 2000 for approximately $2.5 million. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

     2. INVENTORIES

         Inventories include the following:

                                                JUNE 30, 2000   DEC. 31, 1999
                                                -------------   -------------
           Refinery feedstock                   $     129,215   $          --
           Refined products                         1,310,679         745,396
                                                -------------   -------------
              Total inventories                 $   1,439,894   $     745,396
                                                =============   =============

         Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 2000 and December 31, 1999, current cost exceeded LIFO value by approximately $228,000 and $142,000, respectively.

     3. NET INCOME (LOSS) PER COMMON SHARE

        The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2000 and 1999.

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                             --------------------      --------------------
                                                               2000        1999          2000        1999
                                                             --------    --------      --------    --------
           Net Income (Loss)                                 $   (320)   $    999      $   (797)   $  2,167
           Add interest on convertible debt                        --           9            --          17
                                                             --------    --------     --------    --------
              Net Income (Loss) - diluted                    $   (320)   $  1,008      $   (797)   $  2,184
                                                             ========    ========      ========    ========

           Weighted average shares outstanding - basic         22,789      22,019        22,557      22,019
           Dilutive effect of convertible debt                     --         511            --         511
           Dilutive effect of stock options                        --          --            --         134
                                                             --------    --------      --------    --------
              Weighted average shares outstanding - diluted    22,789      22,530        22,557      22,664
                                                             ========    ========      ========    ========

           Net Income (Loss) per share:
              Basic                                          $   (.01)   $    .05      $   (.04)   $    .10
                                                             ========    ========      ========    ========
              Diluted                                        $   (.01)   $    .04      $   (.04)   $    .10
                                                             ========    ========      ========    ========

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

    The following table (in thousands, except per share amounts) presents pro forma unaudited consolidated results of operations for the three and six months ended June 30, 2000 and 1999, assuming that the acquisition had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                               ----------------------------     ----------------------------
                                                   2000            1999             2000            1999
                                               ------------    ------------     ------------    ------------
                Revenue                        $     10,950    $      8,645     $     22,690    $     16,624
                Net Income (Loss)                      (369)          1,053             (937)          2,443

                Net Income (Loss) per share:
                   Basic                       $       (.01)   $        .05     $       (.04)   $        .11
                                               ============    ============     ============    ============
                   Diluted                     $       (.01)   $        .05     $       (.04)   $        .11
                                               ============    ============     ============    ============

5. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

   Three Months ended June 30, 2000              Refining          Mining           Total
   --------------------------------             ------------    ------------    ------------
   Revenue from external customers              $ 10,899,759    $         --    $ 10,899,759
   Operating income (loss)                          (104,365)        (37,578)       (141,943)

   Total assets                                 $ 20,617,007    $ 40,067,352    $ 60,684,359

   Three Months ended June 30, 1999              Refining          Mining           Total
   --------------------------------             ------------    ------------    ------------
   Revenue from external customers              $  6,313,181    $         --    $  6,313,181
   Operating income (loss)                         1,182,282         (76,260)      1,106,022

   Total assets                                 $ 10,889,124    $ 38,182,038    $ 49,071,162

   Six Months ended June 30, 2000                 Refining          Mining           Total
   --------------------------------             ------------    ------------    ------------
   Revenue from external customers              $ 21,468,509    $         --    $ 21,468,509
   Operating income (loss)                          (386,307)        (86,880)       (473,187)

   Total assets                                 $ 20,617,007    $ 40,067,352    $ 60,684,359

   Six Months ended June 30, 1999                 Refining          Mining           Total
   --------------------------------             ------------    ------------    ------------
   Revenue from external customers              $ 11,854,295    $         --    $ 11,854,295
   Operating income (loss)                         2,496,645        (218,146)      2,278,499

   Total assets                                 $ 10,889,124    $ 38,182,038    $ 49,071,162

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

    In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgment in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case. As a consequence, on April 22, 2000, it filed a writ of certiorari with the United States Supreme Court in which the Company argued that the District and Appellate Courts erred in their judgments. The Company has requested the Supreme Court to issue its ruling that the matter be remandered to the trial court with instructions that the CIA review its own documents to determine if any information requested by the Company should not have been classified but handed over the Company for use in the pursuit of its case with the DOJ against Hunt for conspiracy and violation of the FCPA. On July 1, 2000, the United States Supreme Court assigned Cause No. 00-17 to the Company's Petition. The Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction.

7. SUBSEQUENT EVENTS

    At the Company's annual stockholder's meeting on May 15, 2000, a proposal was approved to change the Company's name from "Arabian Shield Development Company", and on July 19, 2000, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to make the change effective. The Company's operational division in Saudi Arabia will continue to conduct its operations there under the name of Arabian Shield Development Company.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

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

    SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. In order to supplement its cash flows from operating activities, this business segment now has a $3.25 million credit agreement with the Southwest Bank. In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million note with Heller Financial. This segment's cash flows from operating activities, along with its available credit facility, are expected to be adequate to finance its planned capital expenditures and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Southwest Bank's advance review and approval.

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

    Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions, which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project would be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $900,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $759,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments from the cash flows generated by its two specialty petrochemical refineries while maintaining the mining lease.

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

    If the Company seeks additional outside financing, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain may be unfavorable to the Company.

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. A 92% interest in the Coin refinery in Mexico was purchased on January 25, 2000, therefore, its revenues and expenses for February through June are included in the financial statements for the first half of 2000. While there have been some additional expenses involved in the acquisition, the primary factor affecting first half results was the dramatic rise in the cost of feedstock in late 1999 and early 2000. In the quarter ended June 30, 2000, total revenue increased approximately $4,587,000 ($1,619,000 attributable to Coin) or 73%, while the cost of sales (excluding depreciation) increased approximately $5,596,000 ($2,552,000 attributable to Coin) or 129% from the same period in 1999. In the six months ended June 30, 2000, total revenue increased approximately $9,614,000 ($4,173,000 attributable to Coin) or 81%, while the cost of sales (excluding depreciation) increased approximately $11,946,000 ($4,055,000 attributable to Coin) or 152% from 1999. Consequently, the gross profit margin in 2000 decreased approximately $2,332,000 or 59%. Some of the revenue increase came from sales of the acquired company but product prices and toll processing fees were also higher than in the previous year. Product prices have increased approximately 15% as the Company has worked to catch up with the feedstock market and regain its gross margin. Sales volume of
16.1 million gallons in the first half of 2000 was an increase of 23% over the same period in 1999. Toll processing fee income in the first half of 2000 rose by 118%, which partially offsets the feedstock price increases. The increase in these fees is primarily due to the addition of a new unit added in May 1999. An additional unit has recently been constructed and began operations in July 2000. The new unit is expected to add approximately $70,000 per month in processing fee income, if operated at minimum levels and up to $110,000 per month at capacity. The Company currently has toll processing contracts with five different entities.

    In late 1999 and the first two months of 2000, feedstock costs rose in conjunction with the large increase in crude oil prices worldwide. Costs of feedstock increased from $.33 per gallon in the first half of 1999 to over $.78 per gallon in the first half of 2000, an increase of 136%. In the second quarter of 2000, feedstock costs fell during the latter part of April and through May, but rose again for June. During periods of rapid feedstock price increases, it is not possible to raise product prices quickly enough to cover the increased costs; therefore any changes in costs will not affect the profitability on a one to one basis in the near term. The cost of natural gas, which is the single largest expense other than feedstock costs, rose by 265% in the first half of 2000 due to the increases in worldwide prices. In the second quarter of 1999, the Company was paying $1.70 per MMBTU for fuel gas, which increased to $4.48 per MMBTU by the end of the first half of 2000. Administrative expenses in the first half of 2000 were higher by approximately $249,000, with about 25% of the increase attributable to the acquired refinery. Sales of the Company's products remain stable and expanded marketing efforts have kept the Silsbee refinery at near capacity since the second quarter of 1997.

    At the Mexico refinery, process modifications are being designed which should produce an additional 60,000 gallons per month of premium product for sale in the U.S. The work should be completed by the end of the year. Capital costs are estimated at approximately $225,000 and should pay back in less than one year. Their marketing capability has been upgraded with the addition of experienced petrochemical sales personnel, which is expected to result in moving more products to Central and South America. Management expects that the acquisition of the refinery in Mexico and the blending of its similar operations with the Silsbee refinery will produce improved results in the second half of 2000. Margins are improving and, if the U.S. economy continues its growth pattern, sales volumes should remain high.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. Minority interest amounts represent the Pioche minority stockholders' share of Pioche losses that are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 2000, for purposes of estimating future cash flows, the price assumptions used by its mining consultant were taken from the projections of a major international metal's company. These latest price assumptions are averages over the projected life of the Al Masane mine and are $1.08 per pound for copper, $.55 per pound for zinc, $350 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values on market comparables. Using these price assumptions, no asset impairments were evident.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 27             Financial Data Schedule

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 10, 2000                     ARABIAN AMERICAN DEVELOPMENT COMPANY
       ---------------                     ------------------------------------
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