Form 10-Q
period 2000-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2000-11-13
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                      FOR QUARTER ENDING SEPTEMBER 30, 2000

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2000: 22,788,994.
                                   ----------

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     SEPTEMBER 30, 2000     DECEMBER 31,
                                                       (UNAUDITED)             1999
                                                     ------------------  ---------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                       $       204,766    $       434,313
      Short-Term Investments                                       --             20,597
      Trade Receivables                                     6,252,295          4,308,085
      Inventories                                           1,224,378            745,396
                                                      ---------------    ---------------
         Total Current Assets                               7,681,439          5,508,391

   REFINERY PLANT, PIPELINE AND EQUIPMENT                  17,213,314          9,357,956
      Less: Accumulated Depreciation                       (5,085,191)        (4,330,856)
                                                      ---------------    ---------------
         Net Plant, Pipeline and Equipment                 12,128,123          5,027,100

   AL MASANE PROJECT                                       34,950,990         34,621,335
   OTHER INTERESTS IN SAUDI ARABIA                          2,431,248          2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                  1,280,112          1,299,008
   RESTRICTED CASH                                                 --          3,500,000
   OTHER ASSETS                                               575,591            461,127
                                                      ---------------    ---------------

         TOTAL ASSETS                                 $    59,047,503    $    52,848,209
                                                      ===============    ===============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                          $     5,429,881    $     1,129,926
      Accrued Liabilities                                     869,074          1,005,110
      Accrued Liabilities in Saudi Arabia                     857,823          1,326,823
      Notes Payable                                        11,873,780         11,873,780
      Current Portion of Long-Term Debt                     4,903,137            677,439
                                                      ---------------    ---------------
         Total Current Liabilities                         23,933,695         16,013,078

   LONG-TERM DEBT                                           3,414,792          3,572,561
   ACCRUED LIABILITIES IN SAUDI ARABIA                        771,628            741,218
   DEFERRED REVENUE                                           140,010            165,835
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES           1,029,509            907,354

STOCKHOLDERS' EQUITY

   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,488,994 shares in 2000
      and 22,019,994 shares in 1999                         2,248,899          2,201,999
   ADDITIONAL PAID-IN CAPITAL                              36,523,606         36,101,506
   ACCUMULATED CURRENCY TRANSLATION ADJUSTMENTS              (163,650)                --
   ACCUMULATED DEFICIT                                     (8,850,986)        (6,855,342)
                                                      ---------------    ---------------
         Total Stockholders' Equity                        29,757,869         31,448,163
                                                      ---------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    59,047,503    $    52,848,209
                                                      ===============    ===============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                      ----------------------------    ----------------------------
                                      SEP. 30,2000    SEP. 30,1999    SEP. 30,2000    SEP. 30,1999
                                      ------------    ------------    ------------    ------------
REVENUES
    Refined Product Sales             $ 11,095,240    $  7,614,063    $ 31,542,686    $ 19,000,796
    Processing Fees                        669,000         484,298       1,690,063         951,860
                                      ------------    ------------    ------------    ------------
                                        11,764,240       8,098,361      33,232,749      19,952,656

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing              11,496,474       6,483,917      31,322,327      14,363,539
    General and Administrative             988,054         697,442       2,641,433       2,101,359
    Depreciation                           291,871         213,495         754,335         505,752
                                      ------------    ------------    ------------    ------------
                                        12,776,399       7,394,854      34,718,095      16,970,650
                                      ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                 (1,012,159)        703,507      (1,485,346)      2,982,006

OTHER INCOME (EXPENSE)
    Interest Income                         25,736          13,425          92,056          48,409
    Interest Expense                      (291,384)        (45,774)       (757,738)       (125,204)
    Minority Interest                       37,873           7,200          96,038           9,960
    Miscellaneous Income (Expense)          40,938         108,877          59,346         255,042
                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES       (1,198,996)        787,235      (1,995,644)      3,170,213

INCOME TAX EXPENSE                              --          52,782              --         268,535
                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                     $ (1,198,996)   $    734,453    $ (1,995,644)   $  2,901,678
                                      ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
    Basic                             $      (0.05)   $       0.03    $      (0.09)   $       0.13
                                      ============    ============    ============    ============

    Diluted                           $      (0.05)   $       0.03    $      (0.09)   $       0.13
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                               22,788,994      22,019,494      22,634,379      22,019,494
                                      ============    ============    ============    ============

    Diluted                             22,788,994      22,530,774      22,634,379      22,619,902
                                      ============    ============    ============    ============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                             ACCUMULATED
                                       COMMON STOCK           ADDITIONAL      CURRENCY
                                ---------------------------     PAID-IN      TRANSLATION        ACCUM.
                                    SHARES       AMOUNT         CAPITAL      ADJUSTMENTS        DEFICIT          TOTAL
                                ------------   ------------   ------------   ------------    ------------    ------------
JANUARY 1, 2000                   22,019,994   $  2,201,999   $ 36,101,506   $         --    $ (6,855,342)   $ 31,448,163

Common Stock Issued in
   Payment of Liabilities            469,000         46,900        422,100             --              --         469,000

Comprehensive Loss
   Net Loss                               --             --             --             --      (1,995,644)     (1,995,644)
   Currency Translation
     Adjustment                           --             --             --       (163,650)             --        (163,650)

     Total Comprehensive Loss             --             --             --             --              --      (2,159,294)
                                ------------   ------------   ------------   ------------    ------------    ------------

SEPTEMBER 30, 2000                22,488,994   $  2,248,899   $ 36,523,606   $   (163,650)   $ (8,850,986)   $ 29,757,869
                                ============   ============   ============   ============    ============    ============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     NINE MONTHS ENDED
                                                                ----------------------------
                                                                SEP. 30, 2000  SEP. 30, 1999
                                                                -------------  -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                             $(1,995,644)   $ 2,901,678
   Adjustments for Non-Cash Transactions
      Income Tax Provision                                                --        193,121
      Depreciation                                                   754,335        505,752
      Increase (Decrease) in Deferred Revenue                        (25,825)        75,767
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                      (398,759)    (1,501,384)
      Decrease (Increase) in Inventories                            (232,984)      (120,943)
      Decrease (Increase) in Other Assets                           (106,488)       112,092
      (Decrease) Increase in Accounts Payable and
          Accrued Liabilities                                      2,337,868        289,659
   Other                                                            (216,798)       (36,016)
                                                                 -----------    -----------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            115,705      2,419,726
                                                                 -----------    -----------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                       20,597          9,699
   Purchase of Business (Net of Cash Acquired)                    (2,279,665)            --
   Additions to Al Masane Project                                   (329,655)      (376,255)
   Additions to Refinery Plant, Pipeline and Equipment            (2,674,956)    (2,150,110)
   (Additions to) Reduction in Mineral Properties in the U. S         18,896        (24,869)
   Increase in Accrued Liabilities in Saudi Arabia                    30,410         26,752
                                                                 -----------    -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (5,214,373)    (2,514,783)
                                                                 -----------    -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations            3,167,350        750,000
   Reduction of Notes Payable and Long-Term Obligations           (1,798,229)    (1,250,000)
                                                                 -----------    -----------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          1,369,121       (500,000)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (3,729,547)      (595,057)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             3,934,313      1,907,242
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $   204,766    $ 1,312,185
                                                                 ===========    ===========



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries" financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and the Company's December 31, 1999 Annual Report on Form 10-K.

   These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton") and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico, which was purchased on January 25, 2000 for approximately $2.5 million. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company"s Specialty Petrochemicals or Refining Segment. The Coal Company, Pioche and the Company"s mineral properties in Saudi Arabia constitute its Mining Segment.

2. INVENTORIES


   Inventories include the following:

                                      SEP. 30, 2000  DEC. 31, 1999
                                      -------------  -------------
        Refinery feedstock            $    315,064   $         --
        Refined products                   909,314        745,396
                                      ------------   ------------
         Total inventories            $  1,224,378   $    745,396
                                      ============   ============

  Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 2000 and December 31, 1999, current cost exceeded LIFO value by approximately $155,000 and $142,000, respectively.

3. FOREIGN CURRENCY TRANSLATION

   Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated currency translation adjustments component of stockholders' equity.

4. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2000 and 1999, respectively.

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                         ----------------------------   ----------------------------
                                                             2000            1999           2000            1999
                                                         ------------    ------------   ------------    ------------
       Net Income (Loss) - basic                         $     (1,199)   $        734   $     (1,996)   $      2,902
       Add interest on convertible debt                            --               9             --              42
                                                         ------------    ------------   ------------    ------------
          Net Income (Loss) - diluted                    $     (1,199)   $        743   $     (1,996)   $      2,944
                                                         ============    ============   ============    ============

       Weighted average shares outstanding - basic             22,789          22,019         22,634          22,019
       Dilutive effect of convertible debt                         --             512             --             512
       Dilutive effect of stock options                            --              --             --              89
                                                         ------------    ------------   ------------    ------------
          Weighted average shares outstanding -diluted         22,789          22,531         22,634          22,620
                                                         ============    ============   ============    ============

       Net Income (Loss) per share:
          Basic                                          $       (.05)   $        .03   $       (.09)   $        .13
                                                         ============    ============   ============    ============
          Diluted                                        $       (.05)   $        .03   $       (.09)   $        .13
                                                         ============    ============   ============    ============

5. ACQUISITION

   On January 25, 2000, TOCCO purchased 92% of the issued and outstanding shares of the common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin") from Spechem, S.A. de. C.V. for $2.5 million in cash. Coin is a specialty petrochemical products refining company located in Coatzacoalcos, Mexico near Veracruz. Financing was provided by a loan from Heller Financial Leasing, Inc.

   The following table (in thousands, except per share amounts) presents pro forma unaudited consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, assuming that the acquisition had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                                                   Three Months Ended        Nine Months Ended
                                                     September 30,              September 30,
                                               ------------------------   ------------------------
                                                     2000          1999         2000          1999
                                               ----------    ----------   ----------    ----------
        Revenue                                $   11,764    $   11,265   $   34,177    $   27,889
        Net Income (Loss)                          (1,199)          608       (2,035)        3,051

        Net Income (Loss) per share:
           Basic                               $     (.05)   $      .03   $     (.09)   $      .14
                                               ==========    ==========   ==========    ==========
           Diluted                             $     (.05)   $      .03   $     (.09)   $      .13
                                               ==========    ==========   ==========    ==========

6.  SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

   Three Months ended September 30, 2000          Refining          Mining            Total
   -------------------------------------       --------------    ------------      --------------
Revenue from external customers                $   11,764,240    $           --    $   11,764,240
Operating income (loss)                              (938,019)          (74,140)       (1,012,159)

Total assets                                   $   20,310,986    $   38,736,517    $   59,047,503


   Three Months ended September 30, 1999          Refining           Mining            Total
   -------------------------------------       --------------    ------------      --------------
Revenue from external customers                $    8,098,361    $           --    $    8,098,361
Operating income (loss)                               739,011           (35,504)          703,507

Total assets                                   $   11,235,790    $   38,424,550    $   49,660,340


   Nine Months ended September 30, 2000           Refinery           Mining            Total
   -------------------------------------       --------------    ------------      --------------
Revenue from external customers                $   33,232,749    $           --    $   33,232,749
Operating income (loss)                            (1,324,326)         (161,020)       (1,485,346)



   Nine Months ended September 30, 1999           Refinery           Mining            Total
   -------------------------------------       --------------    ------------      --------------
Revenue from external customers                $   19,952,656    $           --    $   19,952,656
Operating income (loss)                             3,134,149          (152,143)        2,982,006


7.  LEGAL PROCEEDINGS

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

    In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgment in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case. As a consequence, on April 22, 2000, it filed a writ of certiorari with the United States Supreme Court in which the Company argued that the District and Appellate Courts erred in their judgments. The Company has requested the Supreme Court to issue its ruling that the matter be remandered to the trial court with instructions that the CIA review its own documents to determine if any information requested by the Company should not have been classified but handed over the Company for use in the pursuit of its case with the DOJ against Hunt for conspiracy and violation of the FCPA. On July 1, 2000, the Supreme Court assigned Cause No. 00-17 to the Company's Petition. On October 2, 2000, the Supreme Court denied the Company's Petition without giving any opinion. The Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction. The cost to the Company of these pursuits is minimal.

8.  SUBSEQUENT EVENT

    NASDAQ notified the Company in May that its common stock would be delisted in August if the Company was unable to demonstrate compliance with its minimum bid price requirements. The Company appealed this proposed action in August and a hearing on the appeal was held in October. As a result of the hearing, the Company's stock was delisted on October 12, 2000. The Company then submitted an appeal request to a higher NASDAQ authority and a decision is expected in January. Meanwhile, the Company's stock is being traded on the OTC Bulletin Board.

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

    SPECIALTY PETROCHEMICALS SEGMENT. This segment contributes substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. In order to supplement its cash flows from operating activities, this business segment has a $3.25 million credit agreement with the Southwest Bank. In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million note with Heller Financial. This segment's cash flows from operating activities, along with its available present credit facility and possible refinancing options, are expected to be adequate to finance its operations and debt service requirements. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Southwest Bank's advance review and approval.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 million interest-free loan from the Saudi Industrial Development Fund ("SIDF").

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

    The Company"s mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company"s sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 1999 and its future, if any, is uncertain. Pioche has been inactive for many years. Its properties include 48 patented and 80 unpatented claims totaling approximately 3,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper.

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $900,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $772,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company recently communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments from the cash flows generated by its two specialty petrochemical refineries while maintaining the mining lease.

    With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligations as they are released from the Company's employment. The salary and social security benefits for these employees currently total approximately $108,000 per year.

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

    If the Company seeks additional outside financing, there is no assurance that sufficient funds could be obtained. It is also possible that the terms of the financing could be unfavorable to the Company.

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. A 92% interest in the Coin refinery in Mexico was purchased on January 25, 2000, therefore, its revenues and expenses for February through September are included in the financial statements for the first nine months of 2000. While there have been some additional expenses involved in the acquisition, the primary factor affecting the nine month results was the dramatic rise in the cost of feedstock in late 1999 and early 2000. In the quarter ended September 30, 2000, total revenue increased approximately $3,666,000 ($693,000 attributable to Coin) or 45%, while the cost of sales (excluding depreciation) increased approximately $5,013,000 ($686,000 attributable to Coin) or 77% from the same period in 1999. In the nine months ended September 30, 2000, total revenue increased approximately $13,280,000 ($4,763,000 attributable to Coin) or 67%, while the cost of sales (excluding depreciation) increased approximately $16,959,000 ($4,741,000 attributable to
Coin) or 118% from 1999. Consequently, the gross profit margin in the first nine months of 2000 decreased approximately $3,679,000 or 66% compared to the same period in 1999. Some of the revenue increase came from sales of the acquired company but product prices and toll processing fees were also higher than in the previous year. Product prices have increased approximately 15% as the Company has worked to catch up with the feedstock market and regain its gross margin. Toll processing fee income in the first nine months of 2000 rose by 78%, which partially offsets the feedstock price increases. The increase in these fees is primarily due to the addition of a new unit added in May 1999. An additional unit has recently been constructed and began operations in July 2000. The new unit is expected to add approximately $70,000 per month in processing fee income, if operated at minimum levels and up to $110,000 per month at capacity. The Company currently has toll processing contracts with five different entities.

    In late 1999 and the first nine months of 2000, feedstock costs rose in conjunction with the large increase in crude oil prices worldwide. Costs of feedstock increased from $.33 per gallon in the first quarter of 1999 to over $.80 per gallon in the third quarter of 2000, an increase of 142%. In the second quarter of 2000, feedstock costs fell during the latter part of April and through May, but rose again and have remained high. During periods of rapid feedstock price increases, it is not possible to raise product prices quickly enough to cover the increased costs; therefore any changes in costs will not affect the profitability on a one to one basis in the near term. The cost of natural gas, which is the single largest expense other than feedstock costs, rose by 265% in 2000 due to the increases in worldwide prices. In the second quarter of 1999, the Company was paying $1.70 per MMBTU for fuel gas, which increased to $5.40 per MMBTU by the end of the third quarter of 2000. Administrative expenses in the first nine months of 2000 were higher by approximately $540,000, with about 40% of the increase attributable to the acquired refinery. Sales of the Company's products remain stable and expanded marketing efforts have kept the Silsbee refinery at near capacity since the second quarter of 1997.

    At the Mexico refinery, process modifications are being designed which should produce an additional 60,000 gallons per month of premium product for sale in the U.S. The proposed work has been postponed until market conditions improve. Capital costs are estimated at approximately $225,000 and should pay back in less than one year under normal conditions. Their marketing capability has been upgraded with the addition of experienced petrochemical sales personnel, which is expected to result in moving more products to Central and South America. Management expects that the reorganization of the refinery in Mexico and the blending of its similar operations with the Silsbee refinery will continue to improve in the fourth quarter of 2000. Margins are steady, even as costs increase, and, if the U.S. economy continues its growth pattern, sales volumes should remain high.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SHAREHOLDERS' PROPOSALS

    Any proposal by a shareholder of the Company intended to be presented at the 2001 annual meeting of shareholders, which is tentatively scheduled sometime in May 2001, must be received by the Company at its principal executive office no later than December 4, 2000 for inclusion in the Company"s Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy which is executed and returned to the Company on any matter that may properly come before the 2001 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   ----------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 10, 2000                    ARABIAN AMERICAN DEVELOPMENT COMPANY
     ---------------------                 ------------------------------------
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