Form 10-K
period 2000-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2001-04-16
CIK 7039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-6247

                             ---------------------

                      ARABIAN AMERICAN DEVELOPMENT COMPANY
                 (FORMERLY ARABIAN SHIELD DEVELOPMENT COMPANY)
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

                             ---------------------

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 30, 2001: 22,788,994.

     The aggregate market value on March 30, 2001 of the registrant's voting securities held by non-affiliates was $4,072,453.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (a) Selected portions of the registrant's definitive Proxy Statement for the Annual Meeting to be held May 29, 2001. -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Arabian American Development Company (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities include refining various specialty petrochemical products and developing mineral properties in Saudi Arabia and the United States. All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations. The Company's undeveloped mineral interests are primarily located in Saudi Arabia.

     On January 25, 2000, Texas Oil & Chemical Co. II, Inc., an indirect, wholly owned subsidiary of the Company, acquired 92% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The purchase price was $2.5 million.

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

     In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it had previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.

     Mexico Activities. TOCCO acquired 92% of the issued and outstanding shares of common stock of Coin, a specialty petrochemical products refining company, from Spechem, S.A. de. C.V. on January 25, 2000 at a purchase price of $2.5 million. The refinery is located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. An administrative office is located in Mexico City.

     See Item 2. Properties for additional discussions regarding all of the Company's properties and financing of the Al Masane project.

     Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments and geographic financial information for the years ended December 31, 2000, 1999 and 1998. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

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

COMPETITION

     The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal and one other competitor. Generally good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin will strengthen the Refining Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. All of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which trended down during 1998, began rising in mid-1999 and continued to rise dramatically throughout 2000. The rise in these natural gas and feedstock prices has adversely affected the Refining Company's gross margin.

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

PERSONNEL

     The Company's officers who are resident in the United States are Mr. John
A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 61 persons.

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

     The pentane-hexane unit's design capacity is approximately 2,500 barrels per day ("BPD") of feedstock. The unit averaged 2,040 barrels per stream day during 2000. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

     The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst which produces an aromatics concentrate sold as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 800 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 450 barrels per stream day in 2000.

     The aromatics fractionation unit consists of two towers and has a design capacity of 750 BPD. The unit processes an aromatic feedstock stream into three specialized aromatic solvents used in various applications such as pesticides, paints and coatings and adhesives. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

     The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 253 barrels of production per stream day during 2000.

     The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses a by-product from the pentane-hexane unit as feedstock. The unit's average production throughput during 2000 was 72 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process. The unit continues to successfully operate as designed.

     The aromatics hydrogenation unit was modified and expanded during the first half of 2000 to meet the needs of a new, long-term toll processing customer. The unit now consists of a hydro-desulphurization reactor with an adjoining stripper tower and a new hydro-treater section with an adjoining stripper/fractionation tower. The unit, which has a design capacity of 300 BPD, was constructed to produce a specialty product using a proprietary process and is under contract with the customer for a ten year period. The modifications cost approximately $1.5 million and are expected to pay back in approximately two years, although there can be no assurance of this effect. The unit became operational in June 2000 and, after the normal start-up adjustments, has performed as intended.

     The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

     The specialty solvents fractionation unit consists of three fractionation towers, two of which operate under vacuum. The design capacity of this unit is 1,000 BPD. This unit processes a specialized high purity feedstock into four high purity white oil solvents. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

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

MEXICO SPECIALTY PRODUCTS REFINERY

     The newly acquired refinery in Mexico is a specialty petrochemical plant, similar to South Hampton's refinery in Silsbee, Texas, which produces high purity solvents which are used in the expandable polystyrene and polystyrene foam industries. These solvents are additionally approved and used by developers of high-density polyethylene manufacturing processes for use in their licensed units. Coin markets its products in Mexico, Latin America and the United States. With this acquisition, the Company believes its refining operations are a significant supplier of high purity solvents in those markets. Coin employs 34 persons.

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

     The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                                                RESERVE    COPPER   ZINC   GOLD    SILVER
ZONE                                           (TONNES)     (%)     (%)    (G/T)   (G/T)
----                                           ---------   ------   ----   -----   ------
Saadag.......................................  3,872,400    1.67    4.73   1.00    28.36
Al Houra.....................................  2,465,230    1.22    4.95   1.46    50.06
Moyeath......................................    874,370    0.88    8.92   1.29    64.85
                                               ---------    ----    ----   ----    -----
          Total..............................  7,212,000    1.42    5.31   1.19    40.20

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

     In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 million interest-free loan from SIDF, and deposited $26 million of equity capital into its bank account.

     Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project would be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

  Other Exploration Areas in Saudi Arabia

     During the course of its exploration and development work in the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia. In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired.

     In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding Wadi Qatan, Jebel Harr and the Al Masane mining lease area, which is referred to as the Greater Al Masane area. The Company previously has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. Previous exploration work has been carried on and paid for by the Company.

     Reference is made to the map on page 10 of this Report for information concerning the location of the foregoing areas.

     Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company's geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company intends to continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation, however there is no assurance that a viable mining operation could be established.

     Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources and has expended over $3 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma'aden in this license. Ma'aden, which has expressed an interest in the Greater Al Masane area, also was informed by the Company that its participation as a joint venture partner in the license would be welcomed.

     As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company's rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government's requirements in these areas and that the government should honor the Company's claims. If the Saudi Arabian government does not issue the Greater Al Masane exploration license, the Company believes that it will be entitled to a refund of the approximately $3 million it has expended on exploration work in the area, since the Company was authorized by the Saudi Arabian government to carry out exploration work in this area while waiting for the exploration license to be issued.

U.S. MINERAL INTERESTS

     The Company's mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company's sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 2000 and its future, if any, is uncertain. Pioche also has been inactive for many years.

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

                                    [GRAPH]

ITEM 3. LEGAL PROCEEDINGS.

     South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas filed in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, DuPont, Atlantic Richfield and South Hampton. In each of these suits the plaintiff claims illnesses and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas has been settled, with South Hampton contributing $10,000 toward such settlement. South Hampton intends to vigorously defend itself against the remaining lawsuits.

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

     On February 2, 2000, the TNRCC amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be increased to approximately $765,000 and that certain corrective action be taken. South Hampton intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

     In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation at that time. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued that the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgement in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case. In addition, the Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction. The cost to the Company of these pursuits is minimal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     NASDAQ notified the Company in May 2000 that the Company's common stock would be delisted in August 2000 if the Company was unable to demonstrate compliance with the minimum bid price requirements. The Company appealed this proposed action in August 2000 and a hearing on the appeal was held in October 2000. As a result of the hearing, the Company's common stock was delisted on October 12, 2000. The Company then submitted an appeal request to a higher NASDAQ authority and, at a hearing in February 2001, the prior delisting decision was affirmed.

     The Company's common stock traded on the NASDAQ National Market until October 2000 and currently trades on OTC Bulletin Board under the symbol: ARSD. The following table sets forth the high and low closing sale prices for each quarter of 2000 and 1999, respectively, as reported by NASDAQ and the OTC Bulletin Board for the relevant periods.

                                          2000                                        1999
                       ------------------------------------------  ------------------------------------------
                          1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
High.................     2 1/16    1 13/32     13/16      11/16       1 1/2     1 3/16     1 3/16     1 5/16
Low..................     29/32        5/8       9/16        1/4      15/16        3/4        7/8        3/4

     At March 30, 2001, there were 759 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                        2000      1999      1998      1997      1996
                                       -------   -------   -------   -------   -------
Revenues.............................  $42,612   $27,791   $25,089   $26,174   $22,014
Net Income (Loss)....................  $(3,903)  $ 2,740   $ 3,442   $   818   $  (391)
Net Income (Loss) Per
  Share-Diluted......................  $  (.17)  $   .12   $   .16   $   .04   $  (.02)
Total Assets (at December 31)........  $57,599   $52,848   $46,683   $45,153   $44,096
Notes Payable (at December 31).......  $11,924   $11,874   $11,874   $11,376   $11,376
Total Long-Term Obligations (at
  December 31).......................  $   841   $ 4,314   $ 1,953   $ 4,110   $ 4,293

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

     Specialty Petrochemicals Segment. Historically, this segment has contributed substantially all of the Company's internally generated cash flows. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. These prices have declined in early 2001 allowing a return to positive cash flow in February 2001. Feedstock prices, in particular, have declined so that operating margins are returning to sustainable levels. Sales are currently sustainable and there has been little downturn in demand. Some customers have recently requested increased production in the toll processing units associated with their products. Management expects adequate margins throughout the remainder of 2001, although there can be no assurance of this effect, and has taken steps to protect the operations from extreme fluctuations in natural gas prices over the next 12 months. A return to normal profitability is expected in the second quarter, although there is no assurance that this will occur.

     This business segment entered into a $3.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas (the "Bank"). The terms and conditions of this credit agreement are discussed in
Note 8 to the Company's Consolidated Financial Statements. The Company is not in compliance with certain covenants contained in the loan agreement. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

     In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is evidenced by a 47 month promissory note bearing interest at the rate of 10.55% per annum. The terms and conditions of this credit agreement are discussed in Note 8 to the Company's Consolidated Financial Statements. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. The Company is not in compliance with certain covenants contained in the loan agreement.

     Mining Segment. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in
Item 2. Properties, implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,062,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $841,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

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

     The report of the Company's independent auditors states that the $3.9 million loss incurred in 2000, the excess of current liabilities over current assets and the violations of certain covenants of loan agreements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

  Comparison of the Years 2000 to 1999

     Specialty Petrochemicals Segment. Total revenues increased approximately 53% or $14.8 million in 2000. This increase was due to revenues of Coin of $5.9 million (Coin was acquired in January 2000), an increase in sales volume of approximately two million gallons or 6.5%, an increase in toll processing fees of approximately $850,000 or 58% and a general increase in product prices. However, costs increased also and were detrimental to the final results of operations. Cost of sales (excluding depreciation) increased approximately $13.5 million or 63% from 1999, excluding the effect of the Coin acquisition. Average feedstock prices rose almost 70% in 2000 to $.81 per gallon in comparison to an average of $.48 per gallon in 1999. Consequently, the gross profit on refined product sales (excluding depreciation) for 2000 decreased by 90% to $0.5 million from $4.9 million in 1999, excluding the effect of the Coin acquisition. With domestic operating costs rising approximately 72% due primarily to the rapid rise in the cost of natural gas, which is used for fuel in the refineries, the operating income of this segment fell from a $3.1 million profit in 1999 to a loss of $2.8 million in 2000. Coin contributed $.9 million to the operating loss. It is difficult, in a competitive market, for this segment to raise product prices as rapidly as costs were escalating in 2000. The refineries use natural gasoline for feedstock. Natural gasoline is the heavier liquid produced by natural gas processing plants and by LPG fractionators. Higher natural gas prices in 2000, in conjunction with the higher crude oil prices experienced by the industry for much of the year, drove the cost of other petroleum liquids to higher than historical levels. The high BTU value of the liquids associated with natural gas production caused many gas producers to not process their gas or to leave as much of the heavier molecules as possible in the gas streams thereby causing a shortage of the liquids in the normal markets and higher prices.

     Toll processing continued to be a growing contributor to the segment's business. As stated earlier, processing fees increased 58% in 2000 from 1999. This increase in the toll processing business is indicative of the direction of the U.S. refining and petrochemical industries. Many companies are outsourcing smaller jobs and processes that were formerly done internally. The Refining Company has been in the toll processing business for over 30 years, enjoys a good reputation within the industry and believes it offers customers several competitive advantages over other suppliers of these services. Management intends to expand its involvement in this area as opportunities arise. Approximately $1.5 million and $1.6 million was invested in capital projects for toll processing in 2000 and 1999, respectively.

     General and administrative expenses increased $.9 million in 2000 to $3.5 million, primarily due to the acquisition of Coin. Interest expense and bank fees rose in 2000 to $984,000 from $118,000 in 1999. This increase was due to the addition of debt for the purchase of Coin, Coin's existing debt and the increased use of the working capital credit line due to the rising cost of feedstock. The increase in interest income was due to the increased amount of excess cash, primarily restrictive cash. The 95% decrease in miscellaneous income in 2000 of $310,601 is due primarily to reduced tank rental income.

     High feedstock prices and high fuel costs have made it difficult to generate acceptable margins on operations. For the approximate 11-month period in 2000 when Coin was a subsidiary of the Company, the total refined product sales were $5.9 million, while the costs of sales (excluding depreciation) were $5.8, resulting in a gross profit of approximately $100,000. However, after general and administrative expenses, depreciation and interest expenses, Coin had a net loss for the period of $1.4 million. In response to these economic anomalies, Coin shut the refinery down for several months in the fall and winter months of 2000. Coin continued to generate sales and maintain market share by buying product on the open market and from its U.S. parent and reselling the product to existing customers. While the margins generated in this manner are not sufficient to maintain the refinery's operations indefinitely, management expects a return to normal operation once fuel and feedstock prices return to more favorable levels. Coin's customer base remains intact and its equipment remains in good operating condition, which should enable the refinery to produce and ship product without undue delay once production recommences.

     Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 2000, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were used. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments were evident.

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that the Company will not be required to take a material write-down of its mineral properties.

     Due primarily to the 1988 write-off of its coal lease investments, the Company has net operating loss carryforwards of approximately $28.0 million at December 31, 2000, of which approximately $5.9 million and $1.7 million are limited to the Coal Company's and Refining Company's, respectively, future taxable income. These loss carryforwards expire during the years 2001 through 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2000, the Company had $8.9 million in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in approximately a $90,000 annual change in the Company's earnings and cash flows.

     The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal and the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments. The Company's strategy in managing its exposure to commodity prices is to purchase options on commodity based derivative futures contracts when available. At December 31, 1999, the Company's investment in such instruments was insignificant. At December 31, 2000, there was no such investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and the financial statement schedules, including the independent auditor's report thereon, are included elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following financial statements are filed with this Report:

Reports of Independent Certified Public Accountants.

Consolidated Balance Sheets dated December 31, 2000 and 1999.

Consolidated Statements of Operations for the three years ended December 31, 2000.

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2000.

Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

Notes to Consolidated Financial Statements.

          2. The following financial statement schedules are filed with this
     Report:

Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2000.

          3. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3(a)           -- Certificate of Incorporation of the Company as amended
                            through the Certificate of Amendment filed with the
                            Delaware Secretary of State on July 19, 2000.
          3(b)           -- Bylaws of the Company, as amended through March 4, 1998
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 0-6247)).
         10(a)           -- Contract dated July 29, 1971 between the Company,
                            National Mining Company and Petromin (incorporated by
                            reference to Exhibit 10(a) to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1999 (File
                            No. 0-6247)).
         10(b)           -- Loan Agreement dated January 24, 1979 between the
                            Company, National Mining Company and the Government of
                            Saudi Arabia (incorporated by reference to Exhibit 10(b)
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1999 (File No. 0-6247)).
         10(c)           -- Mining Lease Agreement effective May 22, 1993 by and
                            between the Ministry of Petroleum and Mineral Resources
                            and the Company (incorporated by reference to Exhibit
                            10(c) to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1999 (File No. 0-6247)).
         10(d)           -- Stock Option Plan of the Company, as amended
                            (incorporated by reference to Exhibit 10(d) to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 0-6247)).*
         10(e)           -- 1987 Non-Employee Director Stock Plan (incorporated by
                            reference to Exhibit 10(e) to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1999 (File
                            No. 0-6247)).*
         10(f)           -- Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
                            (incorporated by reference to Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 0-6247)).*
         10(g)           -- Agreement dated March 10, 1988 between Chevron Research
                            Company and South Hampton Refining Company, together with
                            related form of proposed Contract of Sale by and between
                            Chevron Company and South Hampton Refining Company
                            (incorporated by reference to Exhibit 10(g) to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 0-6247)).
         10(h)           -- Addendum to the Agreement Relating to AROMAX(R)
                            Process -- Second Commercial Demonstration dated June 13,
                            1989 by and between Chevron Research Company and South
                            Hampton Refining Company (incorporated by reference to
                            Exhibit 10(h) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).
         10(i)           -- Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp.
                            and South Hampton Refining Company (incorporated by
                            reference to Exhibit 10(i) to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1999 (File
                            No. 0-6247)).*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10(j)           -- Letter Agreement dated May 3, 1991 between Sheikh Kamal
                            Adham and the Company (incorporated by reference to
                            Exhibit 10(j) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).
         10(k)           -- Promissory Note dated February 17, 1994 from Hatem
                            El-Khalidi to the Company (incorporated by reference to
                            Exhibit 10(k) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).*
         10(l)           -- Letter Agreement dated August 15, 1995 between Hatem
                            El-Khalidi and the Company (incorporated by reference to
                            Exhibit 10(l) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).*
         10(m)           -- Letter Agreement dated August 24, 1995 between Sheikh
                            Kamal Adham and the Company (incorporated by reference to
                            Exhibit 10(m) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).
         10(n)           -- Letter Agreement dated October 23, 1995 between Sheikh
                            Fahad Al-Athel and the Company (incorporated by reference
                            to Exhibit 10(n) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1999 (File No.
                            0-6247)).
         10(o)           -- Letter Agreement dated November 30, 1996 between Sheikh
                            Fahad Al-Athel and the Company. (incorporated by reference to
                            Exhibit 10(o) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 0-6247)).
         10(p)           -- Stock Purchase Agreement dated as of January 25, 2000
                            between Spechem, S.A. de. C.V. and Texas Oil and Chemical
                            Co. II, Inc.
         10(q)           -- Loan and Security Agreement dated as of December 30, 1999 by and among Heller Financial Leasing, Inc., South
                            Hampton Refining Company and the Gulf State Pipe Line
                            Company, Inc., together with related Promissory Note,
                            Guaranty made by the Company, Guaranty made by American
                            Shield Refining Company, Guaranty made by Texas Oil and
                            Chemical Co. II, Inc., Pledge Agreement made by Texas Oil
                            and Chemical Co. II, Inc., Pledge Agreement made by South
                            Hampton Refining Company, Ground Lease, Sub-Ground Lease
                            and Hazardous Materials Indemnity Agreement (incorporated
                            by reference to Exhibit 10(q) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1999
                            (File No. 0-6247)).
         10(r)           -- Loan Agreement dated as of September 30, 1999 between
                            South Hampton Refining Company and Southwest Bank of
                            Texas, N.A., together with related Promissory Note,
                            Security Agreement, Arbitration Agreement and Guaranty
                            Agreement made by Texas Oil and Chemical Co. II, Inc.
                            (incorporated by reference to Exhibit 10(r) to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 0-6247)).
         21              -- Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1999 (File No. 0-6247)).

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Arabian American Development Company, a Delaware corporation, and the undersigned directors and officers of Arabian American Development Company, hereby constitutes and appoints John A. Crichton its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARABIAN AMERICAN DEVELOPMENT COMPANY

                                        By:       /s/ HATEM EL-KHALIDI
                                           -------------------------------------
                                                     Hatem El-Khalidi
                                           President and Chief Executive Officer

Dated: April 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 12, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ HATEM EL-KHALIDI                     President, Chief Executive Officer and
-----------------------------------------------------      Director (principal executive officer)
                  Hatem El Khalidi

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

                /s/ JOHN A. CRICHTON                     Chairman of the Board and Director
-----------------------------------------------------
                  John A. Crichton

              /s/ MOHAMMED O. AL-OMAIR                   Director
-----------------------------------------------------
                Mohammed O. Al-Omair

                  /s/ GHAZI SULTAN                       Director
-----------------------------------------------------
                    Ghazi Sultan

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Arabian American Development Company

     We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a loss of $3,902,898 in 2000 compared to net income of $2,740,353 in 1999 and $3,441,646 in 1998, and had an excess of current liabilities over current assets at December 31, 2000. Circumstances affecting the loss in 2000 and related recent positive developments are discussed in Note 2 to the financial statements. As discussed in Notes 2 and 8 to the financial statements, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lenders is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that capital would be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            GRANT THORNTON LLP

Dallas, Texas
April 11, 2001

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $    158,977   $   434,313
  Short-term investments....................................            --        20,597
  Trade receivables.........................................     5,239,769     4,308,085
  Inventories...............................................       960,494       745,396
                                                              ------------   -----------
          Total current assets..............................     6,359,240     5,508,391
REFINERY PLANT, PIPELINE AND EQUIPMENT -- AT COST...........    17,248,891     9,357,956
  LESS ACCUMULATED DEPRECIATION.............................    (5,570,930)   (4,330,856)
                                                              ------------   -----------
REFINERY PLANT, PIPELINE AND EQUIPMENT, NET.................    11,677,961     5,027,100
AL MASANE PROJECT...........................................    35,304,240    34,621,335
OTHER INTERESTS IN SAUDI ARABIA.............................     2,431,248     2,431,248
MINERAL PROPERTIES IN THE UNITED STATES.....................     1,282,142     1,299,008
RESTRICTED CASH.............................................            --     3,500,000
OTHER ASSETS................................................       543,864       461,127
                                                              ------------   -----------
          TOTAL ASSETS......................................  $ 57,598,695   $52,848,209
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable -- trade.................................  $  5,306,121   $ 1,129,926
  Accrued liabilities.......................................     1,259,272     1,005,110
  Accrued liabilities in Saudi Arabia.......................     1,062,375     1,326,823
  Notes payable.............................................    11,923,780    11,873,780
  Current portion of long-term debt.........................     8,060,981       677,439
                                                              ------------   -----------
          Total current liabilities.........................    27,612,529    16,013,078
LONG-TERM DEBT..............................................            --     3,572,561
ACCRUED LIABILITIES IN SAUDI ARABIA.........................       841,489       741,218
DEFERRED REVENUE............................................       131,401       165,835
COMMITMENTS AND CONTINGENCIES...............................            --            --
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............       999,011       907,354
STOCKHOLDERS' EQUITY
  Common stock -- authorized, 40,000,000 shares of $.10 par
     value; issued and outstanding, 22,488,994 shares in
     2000 and 22,019,994 shares in 1999.....................     2,248,899     2,201,999
  Additional paid-in capital................................    36,523,606    36,101,506
  Accumulated deficit.......................................   (10,758,240)   (6,855,342)
                                                              ------------   -----------
          Total stockholders' equity........................    28,014,265    31,448,163
                                                              ------------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 57,598,695   $52,848,209
                                                              ============   ===========

        The accompanying notes are an integral part of these statements.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues
  Refined product sales...............................  $40,267,342   $26,302,862   $24,350,938
  Processing fees.....................................    2,344,469     1,487,804       738,237
                                                        -----------   -----------   -----------
                                                         42,611,811    27,790,666    25,089,175
Operating costs and expenses
  Cost of refined product sales and processing........   40,715,332    21,352,555    18,192,488
  General and administrative..........................    3,665,642     2,933,616     2,669,088
  Depreciation........................................    1,258,953       719,793       428,743
                                                        -----------   -----------   -----------
                                                         45,639,927    25,005,964    21,290,319
                                                        -----------   -----------   -----------
          Operating income (loss).....................   (3,028,116)    2,784,702     3,798,856
Other income (expense)
  Interest income.....................................      104,795        65,052       112,129
  Interest expense....................................   (1,026,766)     (155,829)     (346,117)
  Minority interest...................................      126,537         2,245         7,905
  Foreign exchange transaction loss...................      (96,044)           --            --
  Miscellaneous income................................       16,696       327,297       124,650
                                                        -----------   -----------   -----------
                                                           (874,782)      238,765      (101,433)
                                                        -----------   -----------   -----------
          Income (loss) before income taxes...........   (3,902,898)    3,023,467     3,697,423
Income tax expense....................................           --       283,114       255,777
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $(3,902,898)  $ 2,740,353   $ 3,441,646
                                                        ===========   ===========   ===========
Income (loss) per common share:
  Basic...............................................  $     (0.17)  $      0.12   $      0.16
                                                        ===========   ===========   ===========
  Diluted.............................................  $     (0.17)  $      0.12   $      0.14
                                                        ===========   ===========   ===========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic...............................................   22,673,033    22,026,114    21,995,735
                                                        ===========   ===========   ===========
  Diluted.............................................   22,673,033    22,604,240    25,649,695
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              COMMON STOCK                           RECEIVABLE
                         -----------------------     ADDITIONAL         FROM       ACCUMULATED
                           SHARES       AMOUNT     PAID-IN CAPITAL   STOCKHOLDER     DEFICIT         TOTAL
                         ----------   ----------   ---------------   -----------   ------------   -----------
January 1, 1998........  21,861,494   $2,186,149     $35,875,950      $(126,000)   $(13,037,341)  $24,898,758
  Common stock sold....     100,000       10,000         140,000             --              --       150,000
  Stock options
     exercised.........      58,000        5,800          85,200             --              --        91,000
  Offset of receivables
     against related
     payables..........          --           --              --        126,000              --       126,000
  Net income...........          --           --              --             --       3,441,646     3,441,646
                         ----------   ----------     -----------      ---------    ------------   -----------
December 31, 1998......  22,019,494    2,201,949      36,101,150             --      (9,595,695)   28,707,404
  Common stock sold....         500           50             356             --              --           406
  Net income...........          --           --              --             --       2,740,353     2,740,353
                         ----------   ----------     -----------      ---------    ------------   -----------
December 31, 1999......  22,019,994    2,201,999      36,101,506             --      (6,855,342)   31,448,163
  Common stock issued
     on debt
     conversion........     469,000       46,900         422,100             --              --       469,000
  Net loss.............          --           --              --             --      (3,902,898)   (3,902,898)
                         ----------   ----------     -----------      ---------    ------------   -----------
December 31, 2000......  22,488,994   $2,248,899     $36,523,606      $      --    $(10,758,240)  $28,014,265
                         ==========   ==========     ===========      =========    ============   ===========

        The accompanying notes are an integral part of these statements.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Operating activities
  Net income (loss)...................................  $(3,902,898)  $ 2,740,353   $ 3,441,646
  Adjustments for non-cash transactions
     Depreciation.....................................    1,258,953       719,793       428,743
     (Decrease) increase in deferred revenue..........      (34,434)       67,158       (15,504)
  Effects of changes in operating assets and
     liabilities Decrease (increase) in trade
     receivables......................................    1,029,691    (1,528,121)      267,347
     Decrease (increase) in inventories...............       30,900      (566,682)      369,606
     Decrease (increase) in other assets..............      (74,761)       (7,273)        9,376
     Increase in accounts payable and accrued
       liabilities....................................    1,917,746       438,544       232,222
     Increase (decrease) in accrued liabilities in
       Saudi Arabia...................................      304,823       (79,329)      210,820
  Other...............................................     (102,525)      (42,809)     (150,627)
                                                        -----------   -----------   -----------
          Net cash provided by operating activities...      427,495     1,741,634     4,793,629
                                                        -----------   -----------   -----------
Investing activities
  Additions to short-term investments.................           --            --       (14,387)
  Proceeds from sale of short-term investments........       20,597        10,039       391,293
  Purchase of business (net of cash acquired).........   (2,279,665)           --            --
  Additions to Al Masane Project......................     (682,905)     (499,834)     (599,074)
  Additions to refinery plant, pipeline and
     equipment........................................   (2,743,405)   (2,206,822)   (1,224,946)
  (Additions to) reduction in mineral properties in
     the United States................................       16,866       (18,352)      130,534
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......   (5,668,512)   (2,714,969)   (1,316,580)
                                                        -----------   -----------   -----------
Financing activities
  Common stock sold...................................           --           406       241,000
  Additions to notes payable and long-term
     obligations......................................    3,338,644     4,250,000     1,985,000
  Reduction of notes payable and long-term
     obligations......................................   (1,872,963)   (1,250,000)   (4,329,893)
                                                        -----------   -----------   -----------
          Net cash provided by (used in) financing
            activities................................    1,465,681     3,000,406    (2,103,893)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash.......................   (3,775,336)    2,027,071     1,373,156
Cash and cash equivalents at beginning of year........    3,934,313     1,907,242       534,086
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year..............  $   158,977   $ 3,934,313   $ 1,907,242
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND OPERATIONS OF THE COMPANY

     Arabian American Development Company (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities include refining various specialty petrochemical products (also referred to as the "Refining Segment") and developing mineral properties in Saudi Arabia and the United States (also referred to as the "Mining Segment"). All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 6 and 7).

     The Company's Refining Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and 92% of the capital stock of Productos Quimicos Coin S.A. de. C.V. ("Coin"), which was acquired on January 25, 2000 for $2.5 million. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products refinery in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The Company also directly owns all of American Shield Coal Company (the "Coal Company") and approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). Neither the Coal Company nor Pioche conduct any substantial business activities. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

     The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material intercompany accounts and transactions are eliminated.

NOTE 2. LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a loss of $3,902,898 in 2000 in contrast to net income of $2,740,353 in 1999 and $3,441,646 in 1998, and had an excess of current liabilities over current assets of $21,253,289 at December 31, 2000. The loss in 2000 was principally due to the precipitous rise in feedstock and natural gas prices during late 1999 and 2000. These prices have recently declined, allowing the Refining Company to realize an operating profit before interest expense in February and March 2001 (unaudited). As discussed in Note 8, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lenders is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that capital would be available.

     Historically, the Company's cash flows from operating activities have been insufficient to meet its operating needs, planned capital expenditures and debt service requirements. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced difficulties obtaining additional financing. The Company presently needs additional financing in order to fund its planned mineral development activities and other activities.

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

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

     Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,062,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries of approximately $841,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could be reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

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

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2004, are $1.05 per pound for copper and $.60 per pound for zinc. Zinc and copper comprise in excess of 80% of the expected value of production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash, Cash Equivalents and Short-Term Investments -- The Company's principal bank and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 1999, the Company held certificates of deposit and mutual funds with original maturities of less than one year that the Company converted into cash in 2000. At December 31, 2000, there were no cash equivalents or short-term investments.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

     Inventories -- Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.

     Mineral Exploration and Development Costs -- All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2000, none of the projects described in Notes 6 and 7 had reached the commercial exploration stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

     Refinery Plant, Pipeline and Equipment -- Refinery plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.

     Other Assets -- Other assets include catalysts used in refinery operations, prepaid expenses, a note receivable and certain refinery assets, which are being leased to a third party.

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

     Statements of Cash Flows -- In the statements of cash flows, cash includes cash held in the United States and Saudi Arabia. Significant noncash changes in financial position in 2000 include the issuance of 469,000 shares of common stock at $1.00 per share for the conversion of $469,000 of indebtedness.

     Net Income (Loss) Per Share -- The Company computes basic earnings (loss) per common share based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares issuable upon conversion of debt, had been issued (Note 13).

     Foreign Currency and Operations -- The functional currency for each of the Company's subsidiaries is the US dollar. Transaction gains or losses as a result of remeasuring from the subsidiaries local currency to US dollar are reflected in the statement of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks. It is anticipated that its products in Mexico and Saudi Arabia will be sold in United States dollars.

     The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in the country's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

     Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 62% of the Company's outstanding common stock at December 31, 2000.

     Management Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

     Stock-Based Compensation -- The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (Statement No. 123). Accordingly, the compensation expense of employee stock options is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. Note 10 includes pro forma disclosures of net earnings and earnings per share as if the Company had adopted the fair value based method of accounting set forth in Statement No. 123.

     Hedging Program -- The Company's refining segment has used a hedging program to decrease the price volatility of its natural gas fuel requirements. For the years ended December 31, 1999 and 1998 the net recognized gain (loss) from hedging transactions was $28,244 and ($74,500), respectively. In 2000, the refining segment temporarily discontinued its hedging program.

     Prospective Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. In June 2000, FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and amendment of FASB Statement of No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transaction that receive hedge accounting. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted by the Company on January 1, 2001. Statement 133 is not expected to have a material impact on the consolidated financial statements.

NOTE 4. CONCENTRATIONS OF CREDIT RISK

     The refining segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The largest customer accounted for 10% of the total product sales in 2000, 11% in 1999 and 10% in 1998. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2000.

NOTE 5. INVENTORIES

     Inventories include the following at December 31:

                                                                2000       1999
                                                              --------   --------
Refined products............................................  $960,494   $745,396
                                                              ========   ========

     At December 31, 2000 and 1999, current cost exceeded LIFO value by approximately $178,000 and $142,000, respectively.

NOTE 6. MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

     In the accompanying consolidated financial statements, the deferred development costs have been presented based on the related projects' geographic location within Saudi Arabia. This includes the

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

"Al Masane Project" (the "Project") and "Other Interests in Saudi Arabia" which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatan and Jebel Harr properties.

     In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company previously worked the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The Company intends to formalize its claims in these areas.

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

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

Ma'aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company. However, the Company would remain responsible for the repaying the $11 million loan to the Saudi Arabian government.

     When open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study.

     Deferred development costs of the Al Masane Project at December 31, 2000, 1999 and 1998, and the changes in these amounts for each of the three years then ended are detailed below:

                                  BALANCE AT                BALANCE AT                BALANCE AT
                                 DECEMBER 31,   ACTIVITY   DECEMBER 31,   ACTIVITY   DECEMBER 31,   ACTIVITY
                                     2000       FOR 2000       1999       FOR 1999       1998       FOR 1998
                                 ------------   --------   ------------   --------   ------------   --------
Property and equipment:
  Mining equipment.............  $ 2,160,206               $ 2,160,206               $ 2,160,206
  Construction costs...........    3,140,493                 3,140,493                 3,140,493
                                 -----------               -----------               -----------
         Total.................    5,300,699                 5,300,699                 5,300,699
Other costs:
  Labor, consulting services
    and
    project administration
    costs......................   20,922,024    $681,040    20,240,984    $496,832    19,744,152    $598,856
  Materials and maintenance....    6,173,746       1,865     6,171,881       3,002     6,168,879         218
  Feasibility study............    2,907,771          --     2,907,771          --     2,907,771          --
                                 -----------    --------   -----------    --------   -----------    --------
         Total.................   29,743,621     682,905    29,320,636     499,834    28,820,802     599,074
                                 -----------    --------   -----------    --------   -----------    --------
                                 $35,304,240    $682,905   $34,621,335    $499,834   $34,121,501    $599,074
                                 ===========    ========   ===========    ========   ===========    ========

     The deferred development costs of the "Other Interests in Saudi Arabia," in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas. In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto may have to be written off. However, the Company believes it would be entitled to a refund of the amounts expended for development costs.

NOTE 7. MINERAL PROPERTIES IN THE UNITED STATES

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

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8. NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

     Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                2000          1999
                                                             -----------   -----------
Notes payable:
  Secured note to Saudi Arabian government See (A).........  $11,000,000   $11,000,000
  Unsecured demand notes payable to Saudi investors........      363,280       363,280
  Unsecured notes to foreign investors See (B).............      498,000       498,000
  Other....................................................       62,500        12,500
                                                             -----------   -----------
          Total............................................  $11,923,780   $11,873,780
                                                             ===========   ===========
Long-term debt:
  Revolving bank note See (C)..............................  $ 3,183,944   $        --
  Revolving bank note See (D)..............................    3,250,000       750,000
  Secured note with commercial lender See (E)..............    1,627,037     3,500,000
                                                             -----------   -----------
          Total............................................    8,060,981     4,250,000
  Less current portion.....................................   (8,060,981)     (677,439)
                                                             -----------   -----------
          Total............................................  $        --   $ 3,572,561
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

(C) Represents two loans payable to banks of $1,139,851 and $2,044,093, respectively. The first loan is payable in monthly payments through 2004. The second loan is payable in quarterly payments through 2007. The loans bear interest at the LIBOR rate plus seven points (LIBOR was 6.55% at December 31, 2000). Both loans are collateralized by all of the assets of Coin including the plant located in Coatzacoalcos Veracruz. Coin is in default of the loan covenants as a result of not having made its monthly and quarterly payments and has therefore classified the loans as current in the financial statements. Unpaid interest of $290,764 has been accrued and is included in accrued liabilities.

(D) The Refining Segment entered into a $3.25 million revolving credit agreement with a Houston, Texas bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest (at the bank's prime rate plus .5%) is payable monthly. The agreement contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. The Company is not in compliance with several of the financial ratio covenants. The credit agreement expires on May 31, 2001.

(E) The Refining Segment entered into a $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES to the bank mentioned in Note (D) above. Interest is at 10.55% per annum with principal and interest payable in 47 consecutive monthly installments of $89,696 from February 1, 2000 through January 2004. The agreement for this loan contains various restrictive covenants including the maintenance of a working capital credit facility in an amount not less than $2 million and parent company distribution limitations. In January 2001, the Refining Segment advised the lender that certain events of default had occurred and requested the lender to suspend borrower's principal payments for the months of December 2000, January, February and March of 2001. During this period interest only payments would be made. The lender agreed provided that, beginning on April 1, 2001, the borrower will resume making principal and interest payments. At that time, the principal payments will be adjusted to fully amortize the outstanding principal balance during or prior to the initial term of the loan. Also, the lender agreed to forbear from exercising any rights and remedies under the loan agreement with respect to certain events of default until April 1, 2001.

     Interest of $977,216, $118,145 and $418,403 was paid in 2000, 1999, and
1998, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

     The Company's Refining Segment leases various vehicles and equipment from a related party on a month to month basis at a monthly cost of approximate $34,500. The Company's total rental costs were approximately $405,000 in 2000, $373,000 in 1999 and $361,000 in 1998.

     The Refining Segment has guaranteed a note payable of $160,000 of a limited partnership in which South Hampton has a 19% interest.

     South Hampton is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, Dupont, Atlantic Richfield and South Hampton. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas has been settled, with South Hampton contributing $10,000 toward such settlement. South Hampton intends to vigorously defend itself against these lawsuits.

     South Hampton spends a considerable amount of time and expense on environmental and regulatory functions and compliance. It is South Hampton's policy to accrue costs associated with regulatory compliance when those costs are reasonably determinable. Amounts accrued at December 31, 2000 and 1999 were $216,840 and $250,000, respectively. Amounts charged to expense were approximately $338,000 in 2000, $186,000 in 1999 and $430,000 in 1998.

     In 1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check for groundwater contamination under the spill area. Based on the results, two pools of hydrocarbons were discovered in the groundwater. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level. In August 1997, the TNRCC notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended the South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend itself against it. On February 2, 2000, the TNRCC amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. South Hampton intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

NOTE 10. STOCK OPTIONS

     Stock Options -- The Company's Employee Stock Option Plan (the "Employee Plan") provides for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company has reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2000, 335,000 shares were reserved for grant. The options vest at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan is registered with the Securities and Exchange Commission and expires May 16, 2003.

     The Company periodically grants stock options to various parties, including certain officers and directors, who have made loans to or performed critical services for the Company. Most of these options allow the parties to purchase common share for $1.00 per share.

     If the Company recognized compensation expense based upon the fair value at the grant date for options granted to employees, the Company's net income and income per share for 1998 (there was no effect of fair value accounting in 2000 and 1999) would be the pro forma amounts indicated as follows:

                                                                  1998
                                                               ----------
Net income
  As reported...............................................   $3,441,646
  Pro forma.................................................   $3,429,996
Net income per common share -- basic and diluted
  As reported...............................................   $      .16
  Pro forma.................................................   $      .16

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 85 percent; risk-free interest rate of 6 percent; no dividend yield; and expected lives of 3 to 10 years.

     Additional information with respect to all options outstanding at December 31, 2000, and changes for the three years then ended was as follows:

                                                                         1998
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,648,000        $1.10
Forfeited..................................................    (10,000)        2.25
Exercised..................................................    (58,000)        1.57
                                                             ---------
Outstanding at end of year.................................  1,580,000        $1.08
                                                             =========        =====
Options exercisable at December 31, 1998...................  1,580,000        $1.08
                                                             =========        =====

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                                         1999
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,580,000        $1.08
Forfeited..................................................    (10,000)        2.50
                                                             ---------
Outstanding at end of year.................................  1,570,000        $1.07
                                                             =========        =====
Options exercisable at December 31, 1999...................  1,570,000        $1.07
                                                             =========        =====

                                                                         2000
                                                             ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  1,570,000        $1.07
Forfeited..................................................   (698,000)        1.00
                                                             ---------
Outstanding at end of year.................................    872,000        $1.07
                                                             =========        =====
Options exercisable at December 31, 2000...................    872,000        $1.07
                                                             =========        =====

     Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                        OPTIONS OUTSTANDING AND EXERCISABLE
                                                       -------------------------------------
                                                                      WEIGHTED AVERAGE
                                                                 ---------------------------
                                                                    REMAINING       EXERCISE
RANGE OF EXERCISE PRICES                               NUMBER    CONTRACTUAL LIFE    PRICE
------------------------                               -------   ----------------   --------
$- to 1.00...........................................  745,000      6.6 years        $1.00
$1.00 to $2.00.......................................  107,000      2.4 years         1.54
$2.00 to $3.75.......................................   20,000      2.6 years         3.32
                                                       -------
                                                       872,000                       $1.07
                                                       =======                       =====

NOTE 11. INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

                                                    2000          1999         1998
                                                 -----------   ----------   -----------
Income taxes at U.S. statutory rate............  $(1,326,985)  $1,027,979   $ 1,257,124
State taxes....................................           --      147,700       231,019
Goodwill amortization..........................           --           --         6,461
Net operating losses utilized..................           --     (929,278)   (1,255,792)
Net operating losses carried forward...........    1,321,421           --            --
Other items....................................        5,564       36,713        16,965
                                                 -----------   ----------   -----------
          Total tax expense....................  $        --   $  283,114   $   255,777
                                                 ===========   ==========   ===========

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                   2000          1999          1998
                                               ------------   -----------   -----------
Deferred tax liabilities:
  Refinery plant, pipeline and equipment.....  $   (383,437)  $  (355,978)  $  (331,263)
Deferred tax assets:
  Accounts receivable........................        58,948        50,985        49,761
  Mineral interests..........................       196,446       196,446       196,446
  Accrued liabilities........................       118,850       118,749        93,137
  Net operating loss and contribution
     carryforwards...........................     9,647,285     8,525,532     9,594,376
  Tax credit carryforwards...................       341,398       325,789       197,397
  Deferred gain on sale of property..........        90,542        99,570       107,853
                                               ------------   -----------   -----------
  Gross deferred tax assets..................    10,453,469     9,317,071    10,238,970
Valuation allowance..........................   (10,070,032)   (8,961,093)   (9,907,707)
                                               ------------   -----------   -----------
  Net deferred tax assets....................       383,437       355,978       331,263
                                               ------------   -----------   -----------
  Net deferred taxes.........................  $         --   $        --   $        --
                                               ============   ===========   ===========

     The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

     At December 31, 2000, the Company had approximately $28,000,000 of net operating loss carryforwards and approximately $57,000 of general business credit carryforwards. These carryforwards expire during the years 2001 through 2020. In addition, the Company has minimum tax credit carryforwards of approximately $212,000 that may be carried over indefinitely. Approximately $1,500,000 of the net operating loss carryforwards and $57,000 of the general business credit carryforwards are limited to the net earnings of TOCCO. Approximately $5,900,000 of the net operating loss carryforwards are limited to the net earnings of the Coal Company.

     The Company has no Saudi Arabian or Mexican tax liability.

NOTE 12. SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents earnings (loss) before interest, miscellaneous income and minority interest. Information on segments is as follows:

                                                           DECEMBER 31, 2000
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $42,611,811   $        --   $42,611,811
Depreciation..................................    1,256,472         2,481     1,258,953
Operating income (loss).......................   (2,837,864)     (190,252)   (3,028,116)
          Total assets........................  $18,733,016   $38,865,679   $57,598,695

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                           DECEMBER 31, 1999
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $27,790,666   $        --   $27,790,666
Depreciation..................................      717,705         2,088       719,793
Operating income (loss).......................    3,135,730      (351,028)    2,784,702
          Total assets........................  $11,640,497   $41,207,712   $52,848,209

                                                           DECEMBER 31, 1998
                                                ---------------------------------------
                                                 REFINING       MINING         TOTAL
                                                -----------   -----------   -----------
Revenue from external customers...............  $25,089,175   $        --   $25,089,175
Depreciation..................................      428,452           291       428,743
Operating income (loss).......................    4,160,786      (361,930)    3,798,856
          Total assets........................  $ 8,566,887   $38,116,436   $46,683,323

     Information regarding foreign operations for the years ended December 31, 2000, 1999 and 1998 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Revenues
  United States.........................................  $36,660   $27,791   $25,089
  Mexico................................................    5,951        --        --
  Saudi Arabia..........................................       --        --        --
                                                          -------   -------   -------
                                                          $42,611   $27,791   $25,089
                                                          =======   =======   =======
Long-lived assets
  United States.........................................  $ 7,381   $ 6,326   $ 4,780
  Mexico................................................    5,579        --        --
  Saudi Arabia..........................................   37,735    37,052    36,533
                                                          -------   -------   -------
                                                          $50,695   $43,378   $41,333
                                                          =======   =======   =======

NOTE 13. NET INCOME (LOSS) PER COMMON SHARE

     Net Income (loss) per share has been calculated as follows:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Basic
  Net income (loss)...........................  $(3,902,898)  $ 2,740,353   $ 3,441,646
  Weighted average shares outstanding.........   22,673,033    22,026,114    21,995,735
          Per share...........................  $      (.17)  $       .12   $       .16
Diluted
  Net income (loss)...........................  $(3,902,898)  $ 2,740,353   $ 3,441,646
  Add interest on convertible debt............           --        36,434       218,228
                                                -----------   -----------   -----------
  Net income (loss) -- diluted................           --   $ 2,776,787   $ 3,659,874
  Weighted shares outstanding.................   22,673,033    22,026,114    21,995,735
  Dilutive effect of convertible debt.........           --       511,280     2,818,138
  Dilutive effect of stock options............           --        66,846       835,822
                                                -----------   -----------   -----------
  Weighted shares outstanding -- diluted......           --    22,604,240    25,649,695
          Per share...........................  $      (.17)  $       .12   $       .14

     In 2000 and 1999, options for 872,000 shares and 1,180,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 14. ACQUISITION

     On January 25, 2000, TOCCO purchased 92% of the issued and outstanding shares of the common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin") from Spechem, S.A. de. D.V. for $2.5 million in cash. Coin is a specialty petrochemical products refining company located in Coatzacoalcos, Mexico near Veracruz. Financing was provided by a loan from Heller Financial Leasing, Inc.

     The following table (in thousands, except per share amounts) presents unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999, assuming that the acquisition had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented, or of future results of operations of the combined operations.

                                                               2000      1999
                                                              -------   -------
Revenue.....................................................  $44,064   $38,442
Net income (loss)...........................................   (4,147)    2,504
Net income (loss) per share
  Basic.....................................................  $  (.18)  $   .11
                                                              =======   =======
  Diluted...................................................  $  (.18)  $   .11
                                                              =======   =======

NOTE 15. RELATED PARTY TRANSACTIONS

     Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in its Dallas, Texas location with a company wholly-owned by the Company's Chairman of the Board. The Company paid approximately $24,000, $23,000 and $22,000 in 2000, 1999 and 1998, respectively, pursuant to such arrangement.

     South Hampton incurred product transportation costs of approximately $391,000, 359,000 and $349,000 in 2000, 1999 and 1998, respectively, with a trucking and transportation company owned by two of TOCCO's officers.

NOTE 16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the Company's quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                                YEAR ENDED DECEMBER 31, 2000
                                       -----------------------------------------------
                                        FIRST    SECOND     THIRD    FOURTH
                                       QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                       -------   -------   -------   -------   -------
Revenues.............................  $10,569   $10,890   $11,764   $ 9,389   $42,612
Net income (loss)....................     (477)     (320)   (1,199)   (1,907)   (3,903)
Basic and Diluted EPS................  $ (0.02)  $ (0.01)  $ (0.05)  $ (0.08)  $ (0.17)

                                                YEAR ENDED DECEMBER 31, 1999
                                       -----------------------------------------------
                                        FIRST    SECOND     THIRD    FOURTH
                                       QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                       -------   -------   -------   -------   -------
Revenues.............................  $ 5,541   $ 6,313   $ 8,098   $ 7,839   $27,791
Net income (loss)....................    1,184       999       734      (177)    2,740
Basic and Diluted EPS................  $  0.05   $  0.04   $  0.03   $ (0.01)  $  0.12

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors and Stockholders
Arabian American Development Company

     In connection with our audit of the consolidated financial statements of Arabian American Development Company and Subsidiaries referred to in our report dated April 11, 2001, which is included in the annual report to stockholders in
Part II of this Form 10-K, we have also audited Schedule II at December 31, 2000, 1999, and 1998 and for the years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                            GRANT THORNTON LLP

Dallas, Texas
April 11, 2001

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2000

                                                           CHARGED
                                           BEGINNING    (CREDITED) TO                     ENDING
DESCRIPTION                                 BALANCE       EARNINGS        DEDUCTIONS      BALANCE
-----------                               -----------   -------------     -----------   -----------
ALLOWANCE FOR DEFERRED
  TAX ASSET
  December 31, 1998.....................  $11,059,712    $       --(b)    $(1,017,340)  $ 9,907,707
                                                                   (a)       (134,665)
  December 31, 1999.....................    9,907,707            --(b)       (946,610)    8,961,093
  December 31, 2000.....................    8,961,093     1,321,421(a)       (212,482)   10,070,032

---------------

(a)  Expiration of carryforwards

(b)  Utilization of carryforwards