Form 10-Q
period 2001-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2001-05-11
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        FOR QUARTER ENDING MARCH 31, 2001

                          COMMISSION FILE NUMBER 0-6247

                      ARABIAN AMERICAN DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)


DELAWARE                                                    75-1256622
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)

10830 NORTH CENTRAL EXPRESSWAY, SUITE 175                   75231
DALLAS, TEXAS                                               (Zip code)
(Address of principal executive offices)

Registrant"s telephone number, including area code:         (214) 692-7872

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

            YES  [X]                              NO [ ]


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2001: 22,788,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       MARCH 31, 2001     DECEMBER 31,
                                                         (UNAUDITED)          2000
                                                       --------------     ------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                         $    144,127      $    158,977
      Trade Receivables                                    4,819,212         5,239,769
      Inventories                                            545,892           960,494
                                                        ------------      ------------
         Total Current Assets                              5,509,231         6,359,240

   REFINERY PLANT, PIPELINE AND EQUIPMENT                 17,310,550        17,248,891
      Less: Accumulated Depreciation                      (5,916,911)       (5,570,930)
                                                        ------------      ------------
         Net Plant, Pipeline and Equipment                11,393,639        11,677,961

   AL MASANE PROJECT                                      35,387,171        35,304,240
   OTHER INTERESTS IN SAUDI ARABIA                         2,431,248         2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                 1,279,038         1,282,142
   OTHER ASSETS                                              505,718           543,864
                                                        ------------      ------------

         TOTAL ASSETS                                   $ 56,506,045      $ 57,598,695
                                                        ============      ============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                            $  5,047,845      $  5,306,121
      Accrued Liabilities                                  1,305,120         1,259,272
      Accrued Liabilities in Saudi Arabia                  1,062,375         1,062,375
      Notes Payable                                       11,973,780        11,923,780
      Current Portion of Long-Term Debt                    8,071,504         8,060,981
                                                        ------------      ------------
            Total Current Liabilities                     27,460,624        27,612,529

   ACCRUED LIABILITIES IN SAUDI ARABIA                       855,149           841,489
   DEFERRED REVENUE                                          122,793           131,401
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES            956,340           999,011

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,488,994 shares in 2001
      and 2000                                             2,248,899         2,248,899
   ADDITIONAL PAID-IN CAPITAL                             36,523,606        36,523,606
   ACCUMULATED DEFICIT                                   (11,661,366)      (10,758,240)
                                                        ------------      ------------
         Total Stockholders' Equity                       27,111,139        28,014,265
                                                        ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 56,506,045      $ 57,598,695
                                                        ============      ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                         THREE MONTHS      THREE MONTHS
                                            ENDED             ENDED
                                        MARCH 31, 2001    MARCH 31, 2000
                                        --------------    --------------
REVENUES
   Refined Product Sales                 $  7,295,822      $ 10,050,805
   Processing Fees                          1,064,701           517,945
                                         ------------      ------------
                                            8,360,523        10,568,750

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                  7,952,108         9,903,130
   General and Administrative                 700,784           776,982
   Depreciation                               345,983           219,882
                                         ------------      ------------
                                            8,998,875        10,899,994
                                         ------------      ------------

OPERATING LOSS                               (638,352)         (331,244)

OTHER INCOME (EXPENSE)
   Interest Income                             11,646            20,992
   Interest Expense                          (351,342)         (204,524)
   Minority Interests                          42,671            15,386
   Foreign Exchange Transaction Gain            4,850                --
   Miscellaneous Income                        27,401            22,782
                                         ------------      ------------
                                             (264,774)         (145,364)
                                         ------------      ------------

NET LOSS                                 $   (903,126)     $   (476,608)
                                         ============      ============

NET LOSS PER COMMON SHARE:
   Basic                                 $      (0.04)     $      (0.02)
                                         ============      ============

   Diluted                               $      (0.04)     $      (0.02)
                                         ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                   22,788,994        22,325,148
                                         ============      ============

   Diluted                                 22,788,994        22,325,148
                                         ============      ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                           COMMON STOCK                ADDITIONAL
                    -----------------------------        PAID-IN       ACCUMULATED
                       SHARES           AMOUNT          CAPITAL           DEFICIT           TOTAL
                    ------------     ------------     ------------     ------------      ------------
JANUARY 1, 2001       22,488,994     $  2,248,899     $ 36,523,606     $(10,758,240)     $ 28,014,265

Net Loss                      --               --               --         (903,126)         (903,126)
                    ------------     ------------     ------------     ------------      ------------

MARCH 31,2001         22,488,994     $  2,248,899     $ 36,523,606     $(11,661,366)     $ 27,111,139
                    ============     ============     ============     ============      ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                MARCH 31, 2001  MARCH 31, 2000
                                                                --------------  --------------
OPERATING ACTIVITIES
   Net Loss                                                      $  (903,126)     $  (476,608)
   Adjustments for Non-Cash Transactions
      Depreciation                                                   345,983          219,882
      (Decrease) in Deferred Revenue                                  (8,608)          (8,608)
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                       420,557         (338,152)
      Decrease in Inventories                                        414,602          316,807
      Decrease (Increase) in Other Assets                             38,146          (51,122)
      (Decrease) in Accounts Payable and Accrued Liabilities        (212,428)        (566,326)
      Increase in Accrued Liabilities in Saudi Arabia                 13,660           12,875
   Other                                                             (42,673)          27,503
                                                                 -----------      -----------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             66,113         (863,749)
                                                                 -----------      -----------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                           --           20,597
   Purchase of Business (Net of Cash Acquired)                            --       (2,279,665)
   Additions to Al Masane Project                                    (82,931)        (110,350)
   Additions to Refinery Plant, Pipeline and Equipment               (61,659)        (261,599)
   Reduction in Mineral Properties in the United States                3,104           18,734
                                                                 -----------      -----------

      NET CASH USED IN INVESTING ACTIVITIES                         (141,486)      (2,612,283)
                                                                 -----------      -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations               87,526        1,781,827
   Reduction of Notes Payable and Long-Term Obligations              (27,003)        (178,335)
                                                                 -----------      -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                       60,523        1,603,492
                                                                 -----------      -----------

NET DECREASE IN CASH                                                 (14,850)      (1,872,540)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               158,977        3,934,313
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $   144,127      $ 2,061,773
                                                                 ===========      ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries" financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and the Company's December 31, 2000 Annual Report on Form 10-K.

   These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiaries, American Shield Refining Company (the "Refining Company") and American Shield Coal Company (the "Coal Company"). The Refining Company owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton") and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico, which was purchased on January 25, 2000 for $2.5 million. The Company also owns approximately 51% of the capital stock of Pioche-Ely Valley Mines, Inc. ("Pioche"), which owns mining properties in Nevada. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. The Coal Company, Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2. INVENTORIES

   Inventories include the following:

                                     MARCH 31, 2001         DECEMBER 31, 2000
                                     --------------         -----------------
      Refined products                 $   545,892             $   960,494
                                       ===========             ===========

  Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 2001 and December 31, 2000, current cost exceeded LIFO value by approximately $103,000 and $178,000, respectively.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2000, respectively.

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                           -----------      -----------
Net Loss                                                    $     (903)     $     (477)
                                                            ==========      ==========

Weighted average shares outstanding - basic and diluted         22,789          22,325
                                                            ==========      ==========

Net Loss per share:
   Basic                                                    $     (.04)     $     (.02)
                                                            ==========      ==========
   Diluted                                                  $     (.04)     $     (.02)
                                                            ==========      ==========

   In the three months ended March 31, 2001 and 2000, options for 872,000 shares and 1,570,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

Three Months ended March 31, 2001     Refining           Mining            Total
---------------------------------   ------------      ------------      ------------
Revenue from external customers     $  8,360,523      $         --      $  8,360,523
Depreciation                             345,401               582           345,983
Operating loss                          (585,280)          (53,072)         (638,352)
    Total assets                    $ 18,697,922      $ 37,808,123      $ 56,506,045

Three Months ended March 31, 2000     Refining           Mining            Total
---------------------------------   ------------      ------------      ------------
Revenue from external customers     $ 10,568,750      $         --      $ 10,568,750
Depreciation                             219,315               567           219,882
Operating loss                          (281,942)          (49,302)         (331,244)
    Total assets                    $ 19,697,443      $ 38,443,256      $ 58,140,699

    Information regarding foreign operations for the three months ended March 31, 2001 and 2000 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                      Three Months ended March 31,
                      ----------------------------
                       2001                 2000
                      -------              -------
Revenues
  United States       $ 7,849              $ 8,614
  Mexico                  512                1,955
  Saudi Arabia             --                   --
                      -------              -------
                      $ 8,361              $10,569
                      =======              =======
Long-lived Assets
  United States       $ 7,148              $ 6,400
  Mexico                5,525                5,129
  Saudi Arabia         37,818               37,163
                      -------              -------
                      $50,491              $48,692
                      =======              =======

5. LEGAL PROCEEDINGS

    South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas filed in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of the Goodyear Tire & Rubber Company, Dupont, Atlantic Richfield and South Hampton. In each of these suits, the plaintiff claims illnesses and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas has been settled, with South Hampton contributing $10,000 toward such settlement. South Hampton intends to vigorously defend itself against the remaining lawsuits.

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

In May 1991, the Company filed a complaint with the U.S. Department of Justice ("DOJ") against Hunt Oil Company of Dallas, Texas ("Hunt"). The Company's complaint alleged various violations of the Foreign Corrupt Practices Act ("FCPA") by Hunt, at the Company's detriment, in obtaining its 1981 Petroleum Production Sharing Agreement ("PSA") in Yemen. The DOJ requested additional documentation regarding the Company's allegations in 1995 that the Company provided in early 1996. In late 1996, the DOJ advised the Company that the documents presented did not provide sufficient evidence of any criminal activity and that the DOJ did not intend to pursue the investigation. In December 1996, after providing the DOJ with additional legal analyses, the Company's representatives were told that the DOJ would take a more aggressive stance if additional legal evidence was presented to the DOJ. In an effort to comply with the DOJ's request, in 1997 the Company requested certain documents from the Central Intelligence Agency ("CIA") under the Freedom of Information Act ("FOIA"). The Company believes the requested documents may contain the evidentiary information that the DOJ needs to properly and sufficiently evaluate the Company's compliant against Hunt. The CIA refused to either confirm or deny the existence of the requested information. After exhausting its administrative appeals, the Company filed suit against the CIA in early 1998 in the U.S. District Court for the Northern District of Texas seeking a judicial determination of the Company's FOIA request. The Company argued that the FOIA specifically prohibits any agency from using Executive Order 12958, relating to classification of documents, and the FOIA to conceal criminal activity, in this instance Hunt's violation of the FCPA. Following a February 1999 hearing, the Court rejected the Company's arguments and issued a summary judgment in favor of the CIA. The Company filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, which on January 28, 2000 rejected the Company's appeal. The Company believes that this could be a landmark case. As a consequence, on April 22, 2000, it filed a writ of certiorari with the United States Supreme Court in which the Company argued that the District and Appellate Courts erred in their judgments. The Company has requested the Supreme Court to issue its ruling that the matter be remanded to the trial court with instructions that the CIA review its own documents to determine if any information requested by the Company should not have been classified but handed over the Company for use in the pursuit of its case with the DOJ against Hunt for conspiracy and violation of the FCPA. On July 1, 2000, the Supreme Court assigned Cause No. 00-17 to the Company's Petition. On October 2, 2000, the Supreme Court denied the Company's Petition without giving any opinion. The Company has requested and will continue to request additional documents from both the CIA and DOJ under appropriate provisions of the FOIA and may seek judicial review in the event its requests are denied. In the event the Company is able to provide the DOJ with appropriate legal evidence and the DOJ prevails in any FCPA action against Hunt regarding the PSA, the Company would then institute an appropriate action against Hunt in accordance with the provisions of the Victim Restitution Act. Based on the advice of its counsel, the Company believes that it would be entitled to restitution of monies lost as a result of the wrongdoing by Hunt, if Hunt is convicted under the FCPA. The Company further believes, based on such advice, that the amount of restitution could include all of the profits received by Hunt from its Yemen operations and also could include proceeds from the sale of a portion of Hunt's interest in the PSA. However, there can be no assurance that the DOJ will pursue or obtain a conviction of Hunt regarding the PSA under the FCPA and no assurance that the Company would receive or be entitled to receive any restitution as a result of any such conviction. The cost to the Company of these pursuits is minimal.

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

         SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. These prices have declined in early 2001 allowing a return to positive cash flows in February and Mach 2001. Feedstock prices, in particular, have declined so that operating margins are returning to sustainable levels. Sales are currently sustainable and there has been little downturn in demand. Management expects adequate margins throughout the remainder of 2001, although there can be no assurance of this effect, and has taken steps to protect the operations from extreme fluctuations in natural gas prices over the next 12 months. A return to normal profitability is expected in the second quarter, although there is no assurance that this will occur.

         This business segment entered into a $3.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas. The Company is not in compliance with certain covenants contained in the loan agreement. In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. At March 31, 2001, the Company was not in compliance with certain covenants contained in the loan agreement, however, an amended promissory note dated April 1, 2001 is presently being circulated for signatures that requires an interest only payment on April 1, 2001, two consecutive monthly installment payments of $25,000 each commencing on May 1, 2001, and the remaining principal and interest payable in thirty-one (31) consecutive monthly installments commencing July 1, 2001.

         MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments ("Al Mashreq"), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company's shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company ("Arabian Mining"), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 million interest-free loan from the Saudi Industrial Development Fund ("SIDF"), and deposited $26 million of equity capital into its bank account.

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

         On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr. The Company previously worked the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. If the Saudi Arabian government does not issue the exploration license, the Company believes that it will be entitled to a refund of the monies expended, since the Company was authorized by the Saudi Arabian government to carry out exploration work in this area while waiting for the exploration license to be issued.

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

         Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,062,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $855,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

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

RESULTS OF OPERATIONS

         SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2001, total revenue decreased approximately $2,200,000 or 21%, while the cost of sales (excluding depreciation) decreased approximately $1,950,000 from the same period in 2000. Consequently, the gross profit margin in the first three months of 2001 decreased approximately $257,000 or 39% compared to the same period in 2000. The primary factor, which has adversely affected the operating results in the last year, was the dramatic rise in the cost of feedstock. Beginning in late 1999 and continuing into the first month of 2001, feedstock costs rose in conjunction with the large increase in crude oil prices worldwide. These costs increased from $.33 per gallon in the first quarter of 1999 to over $.95 per gallon in the fourth quarter of 2000, an increase of 188%. The prices peaked in December 2000 and January 2001, and in February they dropped back into the $.70 per gallon range. They have remained at this level for the balance of the first quarter and into the second quarter of 2001. The cost of natural gas, which is the single largest expense other than feedstock costs, also rose in 2000 due to the increases in worldwide prices. In the second quarter of 1999, the Company was paying $1.70 per MMBTU for fuel gas, which increased to $5.40 per MMBTU by the end of the third quarter of 2000. The gas market prices have dropped to about $5.00 per MMBTU after reaching a peak of $9.94 per MMBTU in January 2001, but are expected to remain strong for the rest of the year. Management is attempting to negotiate a fixed price for its gas supply which should allow adequate margins to continue throughout the usually volatile winter months, but there can be no assurance of this.

         Toll processing fee income of approximately $1,065,000 in the first three months of 2001 was 106% over the prior year period, which partially offset the feedstock price increases. This part of the business has steadily increased and has contributed in large part to offset reductions in earnings and cash flow. The increase in these fees is primarily due to the addition of a new unit in May 1999 and an additional unit in July 2000. The Company currently has toll processing contracts with five different entities.

         Administrative expenses in the first three months of 2001 for this segment were lower by approximately $107,000, due primarily to management's efforts to reduce all possible costs. Sales of the Company's products remain stable and expanded marketing efforts have kept the Silsbee refinery at near capacity since the second quarter of 1997.

         At the Mexico refinery, normal operations had to be stopped temporarily in August 2000, due to the increased feedstock and natural gas costs, with cash flow coming only from brokerage sales. Process modifications are being designed which should produce an additional 60,000 gallons per month of premium product for sale in the U.S., but the proposed work has been postponed and is dependent on the return of favorable market conditions. Capital costs of approximately $225,000 are estimated and should pay back in less than one year under normal conditions. The marketing capability has been upgraded with the addition of experienced petrochemical sales personnel, which is expected to result in moving more products to Central and South America. The reorganization of the refinery in Mexico and the blending of its similar operations with the Silsbee refinery will continue.

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

         The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, the Company will not be required to take a material write-down of its mineral properties.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SHAREHOLDER" PROPOSALS

         Any proposal by a shareholder of the Company intended to be presented at the 2002 annual meeting of shareholders, which is tentatively scheduled sometime in May 2002, must be received by the Company at its principal executive office no later than December 3, 2001 for inclusion in the Company"s Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the 2002 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         10 (a) - First Amendment to Loan Agreement between South Hampton Refining Company and Southwest Bank of Texas, N.A., dated June 20, 2000, together with related Promissory Note, Security Agreement, Arbitration Agreement and Guaranty Agreement made to Texas Oil and Chemical Co. II, Inc. The original Loan Agreement, dated September 30, 1999, was filed as Exhibit 10 (r) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 2001.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 10, 2001
      --------------------
                                      ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      ------------------------------------
                                      (Registrant)


                                      /s/ J. A. CRICHTON
                                      ------------------
                                      J. A. Crichton, Chairman of the
                                      Board of Directors


                                      /s/ DREW WILSON, JR.
                                      --------------------
                                      Drew Wilson, Jr. Secretary/Treasurer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10 (a)    -   First Amendment to Loan Agreement between South Hampton Refining
              Company and Southwest Bank of Texas, N.A., dated June 20, 2000, together with related Promissory Note, Security Agreement,
              Arbitration Agreement and Guaranty Agreement made to Texas Oil and Chemical Co. II, Inc. The original Loan Agreement, dated
              September 30, 1999, was filed as Exhibit 10 (r) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2000.