Form 10-Q
period 2001-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2001-08-10
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        FOR QUARTER ENDING JUNE 30, 2001

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2001: 22,788,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2001        DECEMBER 31,
                                                                           (UNAUDITED)             2000
                                                                         --------------       --------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                          $      319,612       $      158,977
      Trade Receivables                                                       4,848,510            5,239,769
      Inventories                                                             1,136,892              960,494
                                                                         --------------       --------------
         Total Current Assets                                                 6,305,014            6,359,240

   REFINERY PLANT, PIPELINE AND EQUIPMENT                                    17,317,028           17,248,891
      Less: Accumulated Depreciation                                         (6,261,522)          (5,570,930)
                                                                         --------------       --------------
         Net Plant, Pipeline and Equipment                                   11,055,506           11,677,961

   AL MASANE PROJECT                                                          35,466446           35,304,240
   OTHER INTERESTS IN SAUDI ARABIA                                            2,431,248            2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                                    1,278,768            1,282,142
   OTHER ASSETS                                                                 444,288              543,864
                                                                         --------------       --------------

         TOTAL ASSETS                                                    $   56,981,270       $   57,598,695
                                                                         ==============       ==============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                                             $    5,445,397       $    5,306,121
      Accrued Liabilities                                                     1,541,265            1,259,272
      Accrued Liabilities in Saudi Arabia                                     1,062,375            1,062,375
      Notes Payable                                                          12,093,780           11,923,780
      Current Portion of Long-Term Debt                                       8,049,609            8,060,981
                                                                         --------------       --------------
            Total Current Liabilities                                        28,192,426           27,612,529

   ACCRUED LIABILITIES IN SAUDI ARABIA                                          870,443              841,489
   DEFERRED REVENUE                                                             114,185              131,401
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                               900,575              999,011

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,488,994 shares in 2001
      and 2000                                                                2,248,899            2,248,899
   ADDITIONAL PAID-IN CAPITAL                                                36,523,606           36,523,606
   ACCUMULATED DEFICIT                                                      (11,868,864)         (10,758,240)
                                                                         --------------       --------------
         Total Stockholders' Equity                                          26,903,641           28,014,265
                                                                         --------------       --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   56,981,270       $   57,598,695
                                                                         ==============       ==============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             ------------------------------    ------------------------------
                                             JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                             -------------    -------------    -------------    -------------
REVENUES
    Refined Product Sales                    $   7,941,893    $  10,396,641    $  15,237,715    $  20,447,446
    Processing Fees                                898,785          503,118        1,963,486        1,021,063
                                             -------------    -------------    -------------    -------------
                                                 8,840,678       10,899,759       17,201,201       21,468,509

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                       7,506,002        9,922,723       15,458,110       19,825,853
    General and Administrative                     846,867          876,397        1,547,651        1,653,379
    Depreciation                                   345,525          242,582          691,508          462,464
                                             -------------    -------------    -------------    -------------
                                                 8,698,394       11,041,702       17,697,269       21,941,696
                                             -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS)                            142,284         (141,943)        (496,068)        (473,187)

OTHER INCOME (EXPENSE)
    Interest Income                                 12,092           45,328           23,738           66,320
    Interest Expense                              (403,463)        (261,830)        (754,805)        (466,354)
    Minority Interest                               55,765           42,779           98,436           58,165
    Foreign Exchange Transaction Loss              (79,852)              --          (75,002)              --
    Miscellaneous Income (Expense)                  65,676           (4,374)          93,077           18,408
                                             -------------    -------------    -------------    -------------
                                                  (349,782)        (178,097)        (614,556)        (323,461)
                                             -------------    -------------    -------------    -------------

NET LOSS                                     $    (207,498)   $    (320,040)   $  (1,110,624)   $    (796,648)
                                             =============    =============    =============    =============


NET LOSS PER COMMON SHARE:
    Basic                                    $       (0.01)   $       (0.01)   $       (0.05)   $       (0.04)
                                             =============    =============    =============    =============

    Diluted                                  $       (0.01)   $       (0.01)   $       (0.05)   $       (0.04)
                                             =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                       22,788,994       22,788,994       22,788,994       22,557,071
                                             =============    =============    =============    =============

    Diluted                                     22,788,994       22,788,994       22,788,994       22,557,071
                                             =============    =============    =============    =============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                   COMMON STOCK            ADDITIONAL
                             ------------------------        PAID-IN      ACCUMULATED
                               SHARES        AMOUNT          CAPITAL         DEFICIT        TOTAL
                             -----------   ----------      -----------    ------------   -----------
JANUARY 1, 2001               22,488,994   $2,248,899      $36,523,606    $(10,758,240)  $28,014,265

Net Loss                              --           --               --      (1,110,624)   (1,110,624)
                             -----------   ----------      -----------    ------------   -----------

JUNE 30,2001                  22,488,994   $2,248,899      $36,523,606    $(11,868,864)  $26,903,641
                             ===========   ==========      ===========    ============   ===========




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                         SIX MONTHS ENDED
                                                                         ----------------
                                                                  JUNE 30, 2001    JUNE 30, 2000
                                                                  -------------    -------------
OPERATING ACTIVITIES
   Net Loss                                                       $  (1,110,624)   $    (796,648)
   Adjustments for Non-Cash Transactions
      Depreciation                                                      691,508          462,464
      Decrease in Deferred Revenue                                      (17,216)         (17,217)
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                          391,259         (357,802)
      Increase in Inventories                                          (176,398)        (448,500)
      Decrease (Increase) in Other Assets                                99,576          (54,967)
      Increase in Accounts Payable and Accrued Liabilities              421,270        1,406,473
      Increase in Accrued Liabilities in Saudi Arabia                    28,954           18,123
   Other                                                                (99,352)         (15,275)
                                                                  -------------    -------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                         228,977          196,651
                                                                  -------------    -------------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                              --           20,597
   Purchase of Business (Net of Cash Acquired)                               --       (2,279,665)
   Additions to Al Masane Project                                      (162,206)        (228,400)
   Additions to Refinery Plant, Pipeline and Equipment                  (68,137)      (2,425,052)
   Reduction in Mineral Properties in the United States                   3,374           18,999
                                                                  -------------    -------------

      NET CASH USED IN INVESTING ACTIVITIES                            (226,969)      (4,893,521)
                                                                  -------------    -------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                 280,107        2,901,948
   Reduction of Notes Payable and Long-Term Obligations                (121,480)        (361,415)
                                                                  -------------    -------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                         158,627        2,540,533
                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH                                         160,635       (2,156,337)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  158,977        3,934,313
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                  $     319,612    $   1,777,976
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

2. INVENTORIES

   Inventories include the following:

                                                        JUNE 30, 2001     DECEMBER 31, 2000
                                                        -------------     -----------------
      Refined products                                  $   1,136,892        $   960,494
                                                        =============        ===========

  Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 2001, current cost was approximately the same as LIFO value. At December 31, 2000, current cost exceeded LIFO value by approximately $178,000.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2001 and 2000, respectively.

                                                    Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                   --------------------    --------------------
                                                     2001        2000        2001        2000
                                                   --------    --------    --------    --------
Net Loss                                           $   (207)   $   (320)   $ (1,112)   $   (797)
                                                   ========    ========    ========    ========

Weighted average shares outstanding - basic
     and diluted                                     22,789      22,789      22,789      22,557
                                                   ========    ========    ========    ========

Net Loss per share:
   Basic                                           $   (.01)   $   (.01)   $   (.05)   $   (.04)
                                                   ========    ========    ========    ========
   Diluted                                         $   (.01)   $   (.01)   $   (.05)   $   (.04)
                                                   ========    ========    ========    ========


   In the three and six months ended June 30, 2001 and 2000, options for 872,000 shares and 1,570,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

   Three Months ended June 30, 2001                   Refining          Mining            Total
   --------------------------------                 ------------     ------------      ------------
   Revenue from external customers                     8,840,678     $         --      $  8,840,678
   Depreciation                                          344,943              582           345,525
   Operating income (loss)                               180,169          (37,885)          142,284

   Total assets                                     $ 17,765,898     $ 39,215,373      $ 56,981,270

   Three Months ended June 30, 2000                   Refining          Mining            Total
   --------------------------------                 ------------     ------------      ------------
   Revenue from external customers                  $ 10,899,759     $         --      $ 10,899,759
   Depreciation                                          242,015              567           242,582
   Operating loss                                       (104,365)         (37,578)         (141,943)

   Total assets                                     $ 20,617,007     $ 40,007,352      $ 60,684,359

   Six Months ended June 30, 2001                     Refining          Mining            Total
   ------------------------------                   ------------     ------------      ------------
   Revenue from external customers                  $ 17,201,201     $         --      $ 17,201,201
   Depreciation                                          690,344            1,164           691,508
   Operating loss                                       (405,111)         (90,957)         (496,068)

   Six Months ended June 30, 2000                     Refining           Mining            Total
   ------------------------------                   ------------      -----------      ------------
   Revenue from external customers                  $ 21,468,509      $        --      $ 21,468,509
   Depreciation                                          461,330            1,134           462,464
   Operating loss                                       (386,307)         (86,880)         (473,187)

    Information regarding foreign operations for the three and six months ended June 30, 2001 and 2000 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.


                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
Revenues
   United States                        $  8,734   $  8,384   $ 16,582   $ 17,399
   Mexico                                    107      2,516        619      4,070
   Saudi Arabia                               --         --         --         --
                                        --------   --------   --------   --------
                                        $  8,841   $ 10,900   $ 17,201   $ 21,469
                                        ========   ========   ========   ========
Long-lived Assets
   United States                        $  6,897   $  7,691
   Mexico                                  5,438      5,758
   Saudi Arabia                           37,897     37,281
                                        --------   --------
                                        $ 50,232   $ 50,730
                                        ========   ========

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

6. LONG-TERM DEBT

    South Hampton entered into a $3.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas. The original agreement expired on May 31, 2001. An amended agreement was entered into on May 31, 2001 which extended the due date to July 31, 2001. The debt was not paid on July 31, 2001 and an extension of the agreement is currently being negotiated. At June 30, 2001, the Company was not in compliance with certain covenants contained in the loan agreement, therefore this debt has been classified as a current liability in the financial statements. In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. An amended promissory note dated April 1, 2001 was signed that requires an interest only payment on April 1, 2001, two consecutive monthly installment payments of $25,000 each commencing on May 1, 2001, and the remaining principal and interest payable in thirty-one (31) consecutive monthly installments commencing July 1, 2001. At June 30, 2001, the Company was not in compliance with certain covenants contained in the loan agreement, therefore this debt has been classified as a current liability in the financial statements.

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

    SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. These prices have declined in 2001 allowing a return to positive cash flows in February. Feedstock prices, in particular, have declined so that operating margins are returning to sustainable levels. Sales are currently sustainable and there has been little downturn in demand. Management expects adequate margins throughout the remainder of 2001, although there can be no assurance of this effect, and has taken steps, beginning in July 2001, to protect the operations from extreme fluctuations in natural gas prices over the next 12 months. A return to normal profitability is expected in the third quarter, although there is no assurance that this will occur.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,062,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $870,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2001, total revenues decreased approximately $2,059,000 ($1,490,000 attributable to Coin) or 19%, while the cost of sales (excluding depreciation) decreased approximately $2,417,000 ($1,455,000 attributable to Coin) or 24% from the same period in 2000. Consequently, the total gross profit margin in the second quarter of 2001 increased approximately $358,000 or 27% compared to the same period in 2000. This includes Coin's gross profit margin, which decreased approximately $35,000. In the six months ended June 30, 2001, total revenues decreased approximately $4,267,000 ($2,609,000 attributable to Coin) or 20%, while the cost of sales (excluding depreciation) decreased approximately $4,368,000 ($2,475,000 attributable to Coin) or 22% from 2000. Consequently, the total gross profit margin in 2001 decreased approximately $101,000 or 6%. The primary factor, which has adversely affected the operating results in the last year, was the dramatic rise in the cost of feedstock. Beginning in late 1999 and continuing into the first month of 2001, feedstock costs rose in conjunction with the large increase in crude oil prices worldwide. These costs increased from $.33 per gallon in the first quarter of 1999 to over $.95 per gallon in the fourth quarter of 2000, an increase of 188%. The prices peaked in December 2000 and January 2001, and in February they dropped back into the $.70 per gallon range. They remained at this level for the balance of the first quarter of 2001 and decreased to the $.55 per gallon range in the second quarter of 2001. The cost of natural gas, which is the single largest expense other than feedstock costs, also rose in 2000 due to the increases in worldwide prices. In the second quarter of 1999, the Company was paying $1.70 per MMBTU for fuel gas, which increased to $4.50 per MMBTU by the end of the second quarter of 2000. The gas market prices have currently dropped to about $4.00 per MMBTU after reaching a peak of $9.94 per MMBTU in January 2001, and are expected to remain strong for the remainder of this year.

    To avoid a repeat of the rapid rise in feedstock costs that occurred in the winter of 2000, the Company has hedged approximately 50% of its needs for the next six months. The hedge is not designed to totally lock in feed costs but is designed to slow any significant price changes so that corresponding changes in product prices have time to take effect. Management has also hedged 50% of its natural gas needs until April 2002 to avoid the rapid and unrecoverable expense that was experienced last winter. The fixed price of one half the supply is $4.25 with the remainder floating on the spot market. If the market opportunity is available a larger percentage may be fixed. The hedging programs began in July and August 2001 and will be continued and modified as necessary to help stabilize performance in the future.

    Toll processing fee income increased approximately $396,000 and $942,000 in the second quarter and the first six months of 2001, respectively over the same prior year periods, which has helped to offset the feedstock cost increases. This part of the business has steadily increased and has contributed in large part to offset reductions in earnings and cash flow. The increase in these fees is primarily due to the addition of a new unit in May 1999 and an additional unit in July 2000. The Company currently has toll processing contracts with four different entities. While some of the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer-term operations.

    Administrative expenses in the second quarter and the first six months of 2001 for this segment were lower than in the same prior year periods by approximately $30,000 and $110,000, respectively due primarily to management's efforts to reduce all possible costs. Sales of the Company's prime products remain stable and expanded marketing efforts have kept the Silsbee refinery at near capacity since the second quarter of 1997.

    The Mexico refinery has been shut down since August 2000, due to the increased feedstock and natural gas costs, with cash flow coming only from brokerage sales. The market for its products remains weak and under priced and the Company is exploring a change in its product mix to better match the current demand. The market share in Mexico has been maintained with production from the Silsbee refinery. The marketing capability has been upgraded with the addition of experienced petrochemical sales personnel, which is expected to result in moving more products to Central and South America. The plant economics are being evaluated and it is expected that the plant will be restarted in the third quarter of 2001.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 2000, for purposes of estimating future cash flows, the price assumptions used by its mining consultant were taken from the projections of a major international metal's company. These latest price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values on market comparables. Using these price assumptions, there were no asset impairments.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SHAREHOLDER PROPOSALS

    Any proposal by a shareholder of the Company intended to be presented at the 2002 annual meeting of shareholders, which is tentatively scheduled sometime in May 2002, must be received by the Company at its principal executive office no later than December 3, 2001 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the 2002 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10 (a) - Agreement dated as of April 1, 2001 between South Hampton Refining Co., Gulf State Pipe Line Company and Heller Financial Leasing, Inc. together with Amended and Restated Promissory Note.

    10 (b) - Second Amendment to Loan Agreement dated as of May 31, 2001 between South Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note.

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended June 30, 2001.



                              -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 8, 2001
      --------------
                                       ARABIAN AMERICAN DEVELOPMENT COMPANY
                                       ------------------------------------
                                       (Registrant)


                                       /s/ J. A. CRICHTON
                                       ------------------------------------
                                       J. A. Crichton, Chairman of the
                                       Board of Directors


                                       /s/ DREW WILSON, JR.
                                       ------------------------------------
                                       Drew Wilson, Jr. Secretary/Treasurer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
  10(a)    -      Agreement dated as of April 1, 2001 between South Hampton
                  Refining Co., Gulf State Pipe Line Company and Heller
                  Financial Leasing, Inc. together with Amended and Restated
                  Promissory Note.

  10(b)    -      Second Amendment to Loan Agreement dated as of May 31, 2001 between South Hampton Refining Company and Southwest Bank of
                  Texas, N.A., together with related Promissory Note.