Form 10-Q
period 2001-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2001-11-14
CIK 7039

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

                      FOR QUARTER ENDING SEPTEMBER 30, 2001

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2001: 22,731,994.
                                   ----------

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      SEPTEMBER 30, 2001       DECEMBER 31,
                                                          (UNAUDITED)              2000
                                                      ------------------    ------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                       $          311,636    $          158,977
      Trade Receivables                                        4,536,533             5,239,769
      Inventories                                                909,784               960,494
                                                      ------------------    ------------------
         Total Current Assets                                  5,757,953             6,359,240

   REFINERY PLANT, PIPELINE AND EQUIPMENT                     17,447,905            17,248,891
      Less: Accumulated Depreciation                          (6,603,779)           (5,570,930)
                                                      ------------------    ------------------
         Net Plant, Pipeline and Equipment                    10,844,126            11,677,961

   AL MASANE PROJECT                                          35,575,850            35,304,240
   OTHER INTERESTS IN SAUDI ARABIA                             2,431,248             2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                     1,210,980             1,282,142
   OTHER ASSETS                                                  466,684               543,864
                                                      ------------------    ------------------

         TOTAL ASSETS                                 $       56,286,841    $       57,598,695
                                                      ==================    ==================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                          $        5,361,160    $        5,306,121
      Accrued Liabilities                                      1,522,051             1,259,272
      Accrued Liabilities in Saudi Arabia                      1,062,375             1,062,375
      Notes Payable                                           12,093,780            11,923,780
      Current Portion of Long-Term Debt                        7,862,983             8,060,981
                                                      ------------------    ------------------
            Total Current Liabilities                         27,902,349            27,612,529

   ACCRUED LIABILITIES IN SAUDI ARABIA                         1,030,588               841,489
   DEFERRED REVENUE                                              131,794               131,401
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                854,993               999,011

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2001
      and 22,488,994 shares in 2000                            2,243,199             2,248,899
   ADDITIONAL PAID-IN CAPITAL                                 36,401,306            36,523,606
   ACCUMULATED DEFICIT                                       (12,277,251)          (10,758,240)
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                    (137)                   --
                                                      ------------------    ------------------
         Total Stockholders' Equity                           26,367,117            28,014,265
                                                      ------------------    ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       56,286,841    $       57,598,695
                                                      ==================    ==================



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               ------------------------------    ------------------------------
                                               SEP. 30, 2001    SEP. 30, 2000    SEP. 30, 2001    SEP. 30, 2000
                                               -------------    -------------    -------------    -------------
REVENUES
    Refined Product Sales                      $   6,769,237    $  11,095,240    $  22,006,952    $  31,542,686
    Processing Fees                                  707,489          669,000        2,670,975        1,690,063
                                               -------------    -------------    -------------    -------------
                                                   7,476,726       11,764,240       24,677,927       33,232,749

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                         6,539,332       11,496,474       21,997,442       31,322,327
    General and Administrative                       953,467          988,054        2,501,118        2,641,433
    Depreciation                                     346,381          291,871        1,037,889          754,335
                                               -------------    -------------    -------------    -------------
                                                   7,839,180       12,776,399       25,536,449       34,718,095
                                               -------------    -------------    -------------    -------------

OPERATING LOSS                                      (362,454)      (1,012,159)        (858,522)      (1,485,346)

OTHER INCOME (EXPENSE)
    Interest Income                                   10,572           25,736           34,310           92,056
    Interest Expense                                (253,266)        (291,384)      (1,008,071)        (757,738)
    Minority Interest                                 45,583           37,873          144,019           96,038
    Foreign Exchange Transaction Gain (Loss)         107,487           (9,030)          32,485          (27,384)
    Miscellaneous Income                              43,691           49,968          136,768           86,730
                                               -------------    -------------    -------------    -------------
                                                     (45,933)        (186,837)        (660,489)        (510,298)
                                               -------------    -------------    -------------    -------------

NET LOSS                                       $    (408,387)   $  (1,198,996)   $  (1,519,011)   $  (1,995,644)
                                               =============    =============    =============    =============


NET LOSS PER COMMON SHARE:
    Basic and Diluted                          $       (0.02)   $       (0.05)   $       (0.07)   $       (0.09)
                                               =============    =============    =============    =============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:

    Basic and Diluted                             22,765,451       22,788,994       22,781,146       22,634,379
                                               =============    =============    =============    =============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------


                                                                                               ACCUMULATED
                                        COMMON STOCK             ADDITIONAL                      OTHER
                                ----------------------------      PAID-IN       ACCUMULATED   COMPREHENSIVE
                                   SHARES          AMOUNT         CAPITAL         DEFICIT     INCOME (LOSS)     TOTAL
                                ------------    ------------    ------------    ------------  -------------  ------------
JANUARY 1, 2001                   22,488,994    $  2,248,899    $ 36,523,606    $(10,758,240)   $      --    $ 28,014,265

Common Stock Cancelled
   In Exchange for Receivable        (57,000)         (5,700)       (122,300)             --           --        (128,000)

COMPREHENSIVE INCOME (LOSS)
  Net Loss                                --              --              --      (1,519,011)          --      (1,519,011)
  Fair Value of Cash Flow Hedge           --              --              --              --         (137)           (137)
                                ------------    ------------    ------------    ------------    ---------    ------------
    Total Comprehensive
      Income (Loss)                                                                                            (1,519,148)
                                ------------    ------------    ------------    ------------    ---------    ------------

SEPTEMBER 30, 2001                22,431,994    $  2,243,199    $ 36,401,306    $(12,277,251)   $    (137)   $ 26,367,117
                                ============    ============    ============    ============    =========    ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                  NINE MONTHS ENDED
                                                                                           ------------------------------
                                                                                           SEP. 30, 2001    SEP. 30, 2000
                                                                                           -------------    -------------
OPERATING ACTIVITIES
   Net Loss                                                                                $  (1,519,011)   $  (1,995,644)
   Adjustments for Non-Cash Transactions
      Depreciation                                                                             1,037,889          754,335
      Abandoned Mining Claims                                                                     67,560               --
      Increase (Decrease) in Deferred Revenue                                                        393          (25,825)
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                                                   703,236         (398,759)
      Decrease (Increase) in Inventories                                                          50,710         (232,984)
      Decrease (Increase) in Other Assets                                                         77,180         (106,488)
      Increase in Accounts Payable and Accrued Liabilities                                       317,681        2,337,868
      Increase in Accrued Liabilities in Saudi Arabia                                             61,099           30,410
   Other                                                                                        (149,058)        (216,798)
                                                                                           -------------    -------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  647,679          146,115
                                                                                           -------------    -------------

INVESTING ACTIVITIES
   Proceeds from Sale of Short-Term Investments                                                       --           20,597
   Purchase of Business (Net of Cash Acquired)                                                        --       (2,279,665)
   Additions to Al Masane Project                                                               (271,610)        (329,655)
   Additions to Refinery Plant, Pipeline and Equipment                                          (199,014)      (2,674,956)
   Reduction in Mineral Properties in the United States                                            3,602           18,896
                                                                                           -------------    -------------

      NET CASH USED IN INVESTING ACTIVITIES                                                     (467,022)      (5,244,783)
                                                                                           -------------    -------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                                          229,270        3,167,350
   Reduction of Notes Payable and Long-Term Obligations                                         (257,268)      (1,798,229)
                                                                                           -------------    -------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (27,998)       1,369,121
                                                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                                  152,659       (3,729,547)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                           158,977        3,934,313
                                                                                           -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                           $     311,636    $     204,766
                                                                                           =============    =============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and the Company's December 31, 2000 Annual Report on Form 10-K.

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

2. INVENTORIES

   Inventories include the following:

                   SEP. 30, 2001   DEC. 31, 2000
                   -------------   -------------
Refined products   $     909,784   $     960,494
                   =============   =============

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 2001, current cost exceeded LIFO value by approximately $30,000. At December 31, 2000, current cost exceeded LIFO value by approximately $178,000.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              ------------------------    ------------------------
                                                 2001          2000          2001          2000
                                              ----------    ----------    ----------    ----------
Net Loss                                      $     (408)   $   (1,199)   $   (1,519)   $   (1,996)
                                              ==========    ==========    ==========    ==========

Weighted average shares outstanding - basic
     and diluted                                  22,765        22,789        22,781        22,634
                                              ==========    ==========    ==========    ==========

Net Loss per share:
   Basic and diluted                          $     (.02)   $     (.05)   $     (.07)   $     (.09)
                                              ==========    ==========    ==========    ==========


   In the three and nine months ended September 30, 2001 and 2000, options for 872,000 shares and 1,570,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2001      REFINING         MINING          TOTAL
                                         ------------    ------------    ------------
Revenue from external customers          $  7,476,726    $         --    $  7,476,726
Depreciation                                  345,799             582         346,381
Operating loss                               (239,182)       (123,272)       (362,454)

Total assets                             $ 17,036,026    $ 39,250,815    $ 56,286,841

THREE MONTHS ENDED SEPTEMBER 30, 2000      REFINING         MINING          TOTAL
                                         ------------    ------------    ------------
Revenue from external customers          $ 11,764,240    $         --    $ 11,764,240
Depreciation                                  291,304             567         291,871
Operating loss                               (938,019)        (74,140)     (1,012,159)

Total assets                             $ 20,310,986    $ 38,736,517    $ 59,047,503

NINE MONTHS ENDED SEPTEMBER 30, 2001       REFINING         MINING          TOTAL
                                         ------------    ------------    ------------
Revenue from external customers          $ 24,677,927    $         --    $ 24,677,927
Depreciation                                1,036,143           1,746       1,037,889
Operating loss                               (644,293)       (214,229)       (858,522)

NINE MONTHS ENDED SEPTEMBER 30, 2000       REFINING         MINING          TOTAL
                                         ------------    ------------    ------------
Revenue from external customers          $ 33,232,749    $         --    $ 33,232,749
Depreciation                                  752,634           1,701         754,335
Operating loss                             (1,324,326)       (161,020)     (1,485,346)

   Information regarding foreign operations for the three and nine months ended September 30, 2001 and 2000 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.


                       THREE MONTHS ENDED        NINE MONTHS ENDED
                          SEPTEMBER 30,             SEPTEMBER 30,
                    -----------------------   -----------------------
                       2001         2000         2001         2000
                    ----------   ----------   ----------   ----------
REVENUES
   United States    $    7,172   $   11,071   $   23,754   $   28,470
   Mexico                  305          693          924        4,763
   Saudi Arabia             --           --           --           --
                    ----------   ----------   ----------   ----------
                    $    7,477   $   11,764   $   24,678   $   33,233
                    ==========   ==========   ==========   ==========
LONG-LIVED ASSETS
   United States    $    6,705   $    7,710
   Mexico                5,350        5,698
   Saudi Arabia         38,007       37,382
                    ----------   ----------
                    $   50,062   $   50,790
                    ==========   ==========

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

6. LONG-TERM DEBT

   South Hampton entered into a $2.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. A second amended agreement was entered into on May 31, 2001 which extended the due date from May 31, 2001 to July 31, 2001. The debt was not paid on July 31, 2001. A third amended agreement was entered into on July 31, 2001, which extended the due date to October 31, 2001. The debt was not paid on October 31, 2001 and an extension of the agreement is currently being negotiated. At September 30, 2001, the Company was not in compliance with certain covenants contained in the loan agreement.

   In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. An amended promissory note dated April 1, 2001 was signed that requires an interest only payment on April 1, 2001, two consecutive monthly installment payments of $25,000 each commencing on May 1, 2001, and the remaining principal and interest payable in thirty-one (31) consecutive monthly installments commencing July 1, 2001. At September 30, 2001, the Company was not in compliance with certain covenants contained in the loan agreement; therefore this debt has been classified as a current liability in the financial statements.

7. HEDGING ACTIVITY

   Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   In July and October 2001, the Company entered into two swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The agreements expire in January and August 2002. They are designated as cash flow hedges. The Company's primary source of feedstock is natural gasoline. The effect of these agreements is to limit the Company's exposure by fixing the natural gasoline price of approximately 25,000 barrels (1,050,000 gallons) of feedstock per month over the term of the agreements. This amount of material will approximate 50% of the Company's average monthly sales volume. The agreements had no cost to the Company. At September 30, 2001, the July agreement had a negative fair value of approximately $108,000.

8. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements. Comprehensive income includes net earnings (losses) and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax (in thousands):


                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                    ------------------               ------------------
                                     2001        2000                 2001        2000
                                    -----      -------              -------     -------

Net loss                            $(408)     $(1,199)             $(1,519)    $(1,996)

Other comprehensive loss:
   Unrealized loss on derivatives
    held as cash flow hedges         (108)          --                 (108)         --
   Reclassification adjustment for
    gains realized                    (29)          --                  (29)         --
                                    -----      -------              -------     -------
      Other comprehensive loss       (137)          --                 (137)         --
                                    -----      -------              -------     -------
Comprehensive loss                  $(545)     $(1,199)             $(1,656)    $(1,996)
                                    =====      =======              =======     =======

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

   SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. These prices have declined in 2001 allowing a return to positive cash flows in February. Feedstock prices, in particular, have declined so that operating margins are returning to sustainable levels. Sales are currently sustainable and there has been little downturn in demand. Management expects adequate margins throughout the remainder of 2001, although there can be no assurance of this effect, and has taken steps, beginning in July 2001, to protect the operations from extreme fluctuations in the price of its feedstock purchases by hedging approximately 50% of its needs through July 2002. In addition, the purchase price of natural gas, which is used as fuel gas, has recently been fixed by agreement for the period from July 2001 through March 2002.

   As mentioned in Note 6, South Hampton was not in compliance with certain covenants contained in two loan agreements at September 30, 2001, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amount due.

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

   Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions, which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project would be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates, which may improve the commercial viability of the project.

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

   The Company's mineral interests in the United States include its ownership interests in the Coal Company and Pioche. The Coal Company's sole remaining asset is its net operating loss carryforward of approximately $5.9 million at December 31, 2000 and its future, if any, is uncertain. Pioche has been inactive for many years. Its properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper.

   Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,062,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,030,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. If a satisfactory rescheduling agreement could not reached, and there are no assurances that one could be, the Company believes it could obtain the necessary resources to meet the rescheduled installment payments by making certain changes at the Refining Company.

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

RESULTS OF OPERATIONS

   SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2001, total revenues decreased approximately $4,288,000 ($1,230,000 attributable to Coin) or 36%, while the cost of sales (excluding depreciation) decreased approximately $4,957,000 ($1,187,000 attributable to Coin) or 43% from the same period in 2000. Consequently, the total gross profit margin in the third quarter of 2001 increased approximately $669,000 compared to the same period in 2000. This includes Coin's gross profit margin, which decreased approximately $43,000. In the nine months ended September 30, 2001, total revenues decreased approximately $8,555,000 ($3,839,000 attributable to Coin) or 26%, while the cost of sales (excluding depreciation) decreased approximately $9,325,000 ($3,662,000 attributable to Coin) or 30% from 2000. Consequently, the total gross profit margin in 2001 decreased approximately $770,000. The primary factor, which has adversely affected the operating results in the last year, was the dramatic rise in the cost of feedstock. Beginning in late 1999 and continuing into the first few months of 2001, feedstock costs rose in conjunction with the large increase in crude oil prices worldwide. These costs increased from $.33 per gallon in the first quarter of 1999 to over $.95 per gallon in the fourth quarter of 2000, an increase of 188%. The prices peaked in December 2000 and January 2001, and in February they dropped back into the $.70 per gallon range. They remained at this level for the balance of the first quarter of 2001 and decreased to the $.55 to $.65 per gallon range in the second and third quarters of 2001. The cost of natural gas, which is the single largest expense other than feedstock costs, also rose in 2000 due to the increases in worldwide prices. In the second quarter of 1999, the Company was paying $1.70 per MMBTU for fuel gas, which increased to $4.50 per MMBTU by the end of the second quarter of 2000. The gas market prices have currently dropped to about $2.20 per MMBTU after reaching a peak of $9.94 per MMBTU in January 2001, and are expected to remain strong for the remainder of this year. The drop in 2001 sales volume is a result of the slower economy and the decision by the Company to concentrate its business only on those high quality customers who value the service the Company provides and the high quality of its products.

   To avoid a repeat of the rapid rise in feedstock costs that occurred in the winter of 2000, the Company has hedged approximately 50% of its needs through July 2002. The hedge is not designed to totally lock in feed costs but is designed to slow any significant price changes so that corresponding changes in product prices have time to take effect. Management feels that the hedged feedstock prices will allow the Company to remain competitive throughout the remainder of 2001 and into 2002. Management has also hedged 50% of its natural gas needs until April 2002 to avoid the rapid and unrecoverable expense that was experienced last winter. If the market opportunity is available a larger percentage may be fixed. The hedging programs began in July and August 2001 and will be continued and modified as necessary to help stabilize performance in the future.

   Toll processing fee income increased approximately $38,000 and $981,000 in the third quarter and the first nine months of 2001, respectively over the same prior year periods, which has helped to offset the feedstock cost increases. This part of the business has steadily increased and has contributed in large part to offset reductions in earnings and cash flow. The increase in these fees is primarily due to the addition of a new unit in May 1999 and an additional unit in July 2000. The Company currently has toll processing contracts with four different entities. While some of the contracts are being renewed on a year-to-year basis, the outlook on all the contracts is that they will be longer-term operations.

   Administrative expenses in the third quarter and the first nine months of 2001 for this segment were lower than in the same prior year periods by approximately $35,000 and $140,000, respectively due primarily to management's efforts to reduce all possible costs. Sales of the Company's prime products remain stable. Industry observers maintain that the demand for product volume will increase in the second or third quarter of 2002. The Company believes it is positioned to achieve acceptable cash flow and profitability when the chemical industry rebounds.

   The Mexico refinery was shut down in August 2000, due to the increased feedstock and natural gas costs, with cash flow coming only from brokerage sales. The refinery has recently operated for short periods to insure mechanical integrity in preparation for full time operations. The market for its products remains weak and under priced and the Company has made progress in changing its product mix to better match the current domestic demand. The market share in Mexico has been maintained with production from the Silsbee refinery. The marketing capability has been upgraded with the addition of experienced petrochemical sales personnel, which is expected to result in moving more products to Central and South America. The plant economics are being evaluated and it is expected that the plant will operate approximately 50% of the time in the fourth quarter of 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   10 (a) - Third Amendment to Loan Agreement dated as of July 31, 2001 between South Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note.

(b) REPORTS ON FORM 8-K

   No Reports on Form 8-K were filed during the quarter ended September 30, 2001.


                                   ----------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 2001
     ------------------------
                                       ARABIAN AMERICAN DEVELOPMENT COMPANY
                                       ------------------------------------
                                       (Registrant)


                                       /s/ J. A. CRICHTON
                                       ------------------
                                       J. A. Crichton, Chairman of the
                                       Board of Directors


                                       /s/ DREW WILSON, JR.
                                       --------------------
                                       Drew Wilson, Jr. Secretary/Treasurer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10 (a)            - Third Amendment to Loan Agreement dated as of July 31, 2001 between South Hampton Refining Company and Southwest Bank of
                    Texas, N.A., together with related Promissory Note.