Form 10-K
period 2001-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2002-07-10
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ________

                          COMMISSION FILE NUMBER 0-6247

                                   ----------

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

                                   ----------

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                                   ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of May 31, 2002: 22,731,994.

         The aggregate market value on May 31, 2002 of the registrant's voting securities held by non-affiliates was $2,346,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

          No documents are incorporated by reference into this report.

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

         United States Activities. The Company's domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest manufacturers of pentanes consumed domestically. Gulf State owns and operates three pipelines which connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). Pioche does not conduct any substantial business activities. American Shield Coal Company, an inactive wholly owned subsidiary, was merged into the Company on October 26, 2001. See Item 2. Properties.

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

         In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it has previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.

         Mexico Activities. TOCCO acquired 92% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company, from Spechem, S.A. de. C.V. on January 25, 2000 at a purchase price of $2.5 million. The refinery is located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. An administrative office is located in Mexico City.

         See Item 2. Properties for additional discussions regarding all of the Company's properties and financing of the Al Masane project.

         Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments and geographic financial information for the years ended December 31, 2001, 2000 and 1999. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

FOREIGN OPERATIONS

         Since a substantial portion of the Company's mineral properties and related interests, and one of its specialty petrochemical refineries, are located outside of the United States, its business and properties are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States.

COMPETITION

         The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal and one other competitor. Generally, good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin is intended to strengthen the Refining Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. All of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which were down in 1998, began rising in mid-1999 and continued to rise dramatically throughout 2000. The prices peaked in late 2000 and then returned to more traditional levels throughout 2001.

ENVIRONMENTAL MATTERS

         In 1993, while remediating a small spill area, The Texas Natural Resources Conservation Commission required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The other pool is under the South Hampton facility. Tests conducted at that time determined that hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing will be recorded as normal operating expenses. Expenses for future year's recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its refining process, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. South Hampton drilled additional wells in 2001 and in February 2002 to further delineate the boundaries of the pools and to ensure that, with the additional rainfall experienced in 2001, movement had not taken place. These tests confirmed that no movement of the hydrocarbon pools had taken place. As a result of the investigation, the current action plan was deemed acceptable. Also, see
Item 3. Legal Proceedings.

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

PERSONNEL

         The Company's officers who are resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 92 persons.


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

         The pentane-hexane unit's design capacity is approximately 2,500 barrels per day ("BPD") of feedstock. The unit averaged 1,725 barrels per stream day during 2001. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst which produces an aromatics concentrate sold as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 800 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 406 barrels per stream day in 2001.

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

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 214 barrels of production per stream day during 2001.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses a by-product from the pentane-hexane unit as feedstock. The unit's average production throughput during 2001 was 97 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process. The unit continues to successfully operate as designed.

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

         The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit was leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge. During the middle of 2001, this unit was inactivated and will be used for other purposes in the future. Several proposed projects are being evaluated which would make use of the existing equipment.

         The specialty solvents fractionation unit consists of three fractionation towers, two of which operate under vacuum. The design capacity of this unit is 1,000 BPD. This unit processes a specialized high purity feedstock into four high purity white oil solvents. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

         South Hampton owns approximately 100 storage tanks with a total capacity of approximately 320,000 barrels. The refinery is situated on 125 acres of land, approximately 70 acres of which are developed. South Hampton purchased an additional eight acres in 2000. South Hampton also owns a truck and railroad loading terminal consisting of eight storage tanks, a rail spur and truck and tank car loading facilities.

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

MEXICO SPECIALTY PRODUCTS REFINERY

          The Mexico specialty petrochemical refinery is similar to South Hampton's refinery in Silsbee, Texas, and produces high purity solvents which are used in the expandable polystyrene and polystyrene foam industries. These solvents are additionally approved and used by developers of high-density polyethylene manufacturing processes for use in their licensed units. Coin markets its products in Mexico, Latin America and the United States. With this acquisition, the Company believes its refining operations are a significant supplier of high purity solvents in those markets. Coin employs 23 persons. The Mexico refinery was shut down for most of 2000 and 2001 due to the high cost of feedstock and low margins. During the fourth quarter of 2001, the plant began to operate at reduced capacity and in the first quarter of 2002 is running at full capacity. Future run rates will depend upon market conditions and feedstock prices. Management expects the plant should average operating at 60% of capacity in 2002, although there can be no assurances that this will occur.

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

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:


                            RESERVE      COPPER       ZINC        GOLD        SILVER
          ZONE              (TONNES)       (%)         (%)        (g/t)       (g/t)
          ----              ---------   ---------   ---------   ---------   ---------
Saadah ..................   3,872,400        1.67        4.73        1.00       28.36
Al Houra ................   2,465,230        1.22        4.95        1.46       50.06
Moyeath .................     874,370        0.88        8.92        1.29       64.85
                            ---------   ---------   ---------   ---------   ---------
     Total ..............   7,212,000        1.42        5.31        1.19       40.20

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

         Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting Eastern Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that the joint venture was dissolved and that implementation of the project would be delayed until open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project at lower metal prices than those assumed in the feasibility study. During 2001, the open market prices for the minerals to be produced by the Al Masane project were below the average price levels experienced during 1988 through 1997.

         The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued before the end of 2002. The Minister added that this new code will expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. In light of this development, the Company is discussing with the Ministry of Petroleum and Natural Resources its current and future plans for its operations based on current and projected metal prices, as well as the status of the Company's application for the exploration license for the Greater Al Masane area.

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

         In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. This area is referred to as the Greater Al Masane area. The Company has been authorized in writing by the Saudi Arabian government to carry out exploration work in the area. Previous exploration work has been carried on and paid for by the Company. The application for the new exploration licenses is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is issued, which is expected to be before the end of 2002.

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

UNITED STATES MINERAL INTERESTS

         The Company's mineral interests in the United States are its ownership interests in Pioche. Pioche has been inactive for many years.

         Nevada Mining Properties. Pioche's properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.

         American Shield Coal Company, an inactive wholly owned subsidiary, was merged into the Company on October 26, 2001.

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

                                      [MAP]

ITEM 3. LEGAL PROCEEDINGS.

         South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas filed in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, DuPont, Atlantic Richfield and South Hampton. In each of these suits the plaintiff claims illnesses and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas was settled in 2001, with South Hampton contributing $10,000 toward the settlement. Another lawsuit is presently being settled in 2002 with South Hampton agreeing to pay a total of $60,000 in quarterly payments by the end of the year. In February 2002, a new lawsuit was filed in Jefferson County, Texas, which contains claims similar to the other suits. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

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

         On December 13, 2001, the TNRCC notified South Hampton that it found several violations of TNRCC rules during a record review in October 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

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

         The Company's common stock traded on the NASDAQ National Market until October 2000 and currently trades on OTC Bulletin Board under the symbol: ARSD. The following table sets forth for the periods from January 1, 2000 through October 12, 2000, the high and low sale prices for each quarter as reported on the NASDAQ National Market and, for the period from October 13, 2000 through December 31, 2001, the range of high and low bid prices for each quarter as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                                 NASDAQ
                                                                                    ----------------------------------
                                                                                         High               Low
                                                                                    ---------------    ---------------
Fiscal Year Ended December 31, 2000
     First Quarter ended March 31, 2000                                                 $2.06              $0.91
     Second Quarter ended June 30, 2000                                                 $1.41              $0.63
     Third Quarter ended September 30, 2000                                             $0.81              $0.56
     Fourth Quarter through October 12, 2000                                            $0.69              $0.56

                                                                                           OTC Bulletin Board
                                                                                    ----------------------------------
                                                                                         High               Low
                                                                                    ---------------    ---------------
     Fourth Quarter from October 13, 2000 to December 31, 2000                          $0.44              $0.25

Fiscal Year Ended December 31, 2001
     First Quarter ended March 31, 2001                                                 $0.44              $0.23
     Second Quarter ended June 30, 2001                                                 $0.35              $0.23
     Third Quarter ended September 30, 2001                                             $0.31              $0.22
     Fourth Quarter ended December 31, 2001                                             $0.23              $0.11


         At March 31, 2002, there were 732 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future. The provisions of the Refining Company loan agreements restrict the upstream declaration and payment of dividends and other distributions to the Company during any fiscal quarter to the lesser of (i) $150,000 or (ii) 50% of the Refining Company's earnings before interest, taxes, depreciation and amortization less interest expense for that fiscal quarter, provided there is no event of default under the relevant loan agreement. See Note 8 to the Company's Consolidated Financial Statements.

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

         In 2001, the Company cancelled a receivable of $128,000 from its President and Chief Executive Officer taken in payment several years ago for the purchase of 57,000 shares of common stock at approximately $2.25 per share. Upon cancellation, the shares were returned to the Company. The Company's share price at that date was $.30 which resulted in a charge to expense of approximately $111,000.

ITEM 6. SELECTED FINANCIAL DATA.

         The following is a five-year summary of selected financial date of the Company (in thousands, except per share amounts):

                                                 2001        2000        1999       1998       1997
                                               --------    --------    --------   --------   --------
Revenues                                       $ 32,713    $ 42,612    $ 27,791   $ 25,089   $ 26,174
Net Income (Loss)                              $ (2,095)   $ (4,288)   $  2,740   $  3,442   $    818
Net Income (Loss) Per Share-Diluted            $   (.09)   $   (.19)   $    .12   $    .16   $    .04
Total Assets (at December 31)                  $ 55,748    $ 57,599    $ 52,848   $ 46,683   $ 45,153
Notes Payable (at December 31)                 $ 11,744    $ 11,924    $ 11,874   $ 11,874   $ 11,376
Total Long-Term Obligations (at December 31)   $     --    $     --    $  4,314   $  1,953   $  4,110

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

         Specialty Petrochemicals Segment. Historically, this segment has contributed substantially all of the Company's internally generated cash flows. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of the year. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout the year and contributed to the Refining Company's steady performance. When the economy returns to a growth position, profitability is expected to return to the levels seen in previous growth years. In the latter part of 2001 and in early 2002, customer demand required that product be imported from its Mexico refinery in order to meet sales commitments.

         South Hampton entered into a $3.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas (the "Bank"). The terms and conditions of this credit agreement are discussed in
Note 8 to the Company's Consolidated Financial Statements. South Hampton is not in compliance with certain covenants contained in the loan agreement. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

         In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is evidenced by a 47 month promissory note bearing interest at the rate of 10.55% per annum. The terms and conditions of this credit agreement are discussed in Note 8 to the Company's Consolidated Financial Statements. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. South Hampton and Gulf State are not in compliance with certain covenants contained in the loan agreement.

         Coin is not in compliance with certain covenants contained in its loan agreements.

         The provisions of the Refining Company loan agreements restrict the upstream declaration and payment of dividends or other distributions to the Company during any fiscal quarter to the lesser of (i) $150,000 or (ii) 50% of the Refining Company's earnings before interest, taxes, depreciation and amortization less interest expense for that fiscal quarter, provided there is no event of default under the relevant loan agreement. See Note 8 to the Company's Consolidated Financial Statements.

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

         Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,260,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,049,000).

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

         The report of the Company's independent auditors states that the $2.1 million loss incurred in 2001, the excess of current liabilities over current assets and the violations of certain covenants of loan agreements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

     Comparison of the Years 2001 to 2000

         Specialty Petrochemicals Segment. Total refined product sales decreased approximately 28% or $11.3 million in 2001, with $4.7 million of the decrease due to the reduced revenues of Coin. Cost of sales (excluding depreciation) decreased approximately $12.4 million or 30% in 2001, including $4.5 million attributable to Coin. The reduction in sales was primarily due to lower sales volumes in the weaker economy of 2001. In 2000, substantial volumes were imported from the Mexico refinery to meet volume demands from U.S. customers. As the economy grew weaker in 2001, the economic incentive to import product went away and the Refining Company relied upon production from the U.S. plant to meet U.S. sales. Average sale prices rose 4% across product lines. Even though the volume was down, the Refining Company returned to positive cash flow in February 2001 due to the drop in feedstock prices and the return of adequate margins on sales. Average feedstock prices dropped approximately 14% in 2001 from the prior year.

            The Refining Company arranged two financial swap agreements in July and October 2001 to protect its feedstock prices from sudden increases.
While the swaps were looked upon as insurance against possible sudden and extreme price increases in the market due to terrorist activity or other unforeseen events, the actual market prices worked against the Refining Company's position in the swaps by falling below the positions taken. The feedstock costs for the last six months of 2001 were approximately $340,000 higher than they would have been had the swaps not been in place. With the instability of the world political situation, management still believes it is prudent to continue to take advantage of the protection offered by the swaps and intends to keep them in place until at least the end of 2002. The swap agreements arranged for the remainder of 2002 are more favorable to the anticipated feedstock prices than those that have expired.

         The toll processing business continued to be important to the segment's business in meeting its profitability and cash flow goals. The processing fees increased from $2.3 million in 2000 to over $3.7 million in 2001. This 59% increase was due in part to increased throughput and also to a full year's fees from a unit that was built and became operational in late 2000. The toll processing customers are steadily building up the volume that is processed in the plant and the segment has budgeted for increases in the coming year.

         General and administrative expenses for this segment increased slightly in 2001 from 2000. Interest expense rose in 2001 to $1,460,000 from $984,000 in 2000. This 48% increase was due primarily to the addition of debt for the purchase of Coin in late January 2000, for Coin's existing debt, which in 2000 resulted in eleven months of expense instead of a full year and for penalty interest on Coin's delinquent debt. The increase in miscellaneous income in 2001 of $22,200 was due primarily to reduced commission expenses.

         Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

         The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 2001, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, have been updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.04 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

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

         The Company has net operating loss carryforwards of approximately $20 million at December 31, 2001, of which approximately $414,000 is limited to the Refining Company's future taxable income. These loss carryforwards expire during the years 2002 through 2021.

     Accounting Standards Not Adopted

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. The statement will be adopted January 1, 2003. The Company is in the process of analyzing the effect of adoption.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations or cash flows.

     Comparison of Years 2000 to 1999

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

         General and administrative expenses increased $.9 million in 2000 to $3.5 million, primarily due to the acquisition of Coin. Interest expense and bank fees rose in 2000 to $1,369,000 from $118,000 in 1999. This increase was due to the addition of debt for the purchase of Coin, Coin's existing debt and the increased use of the working capital credit line due to the rising cost of feedstock. The increase in interest income was due to the increased amount of excess cash, primarily restrictive cash. The 95% decrease in miscellaneous income in 2000 of $310,601 is due primarily to reduced tank rental income.

         High feedstock prices and high fuel costs have made it difficult to generate acceptable margins on operations. For the approximate 11-month period in 2000 when Coin was a subsidiary of the Company, the total refined product sales were $5.9 million, while the costs of sales (excluding depreciation) were $5.8 million, resulting in a gross profit of approximately $100,000. However, after general and administrative expenses, depreciation and interest expenses, Coin had a net loss for the period of $1.4 million. In response to these economic anomalies, Coin shut the refinery down for several months in the fall and winter months of 2000. Coin continued to generate sales and maintain market share by buying product on the open market and from its U.S. parent and reselling the product to existing customers. While the margins generated in this manner are not sufficient to maintain the refinery's operations indefinitely, management expects a return to normal operation once fuel and feedstock prices return to more favorable levels. Coin's customer base remains intact and its equipment remains in good operating condition, which should enable the refinery to produce and ship product without undue delay once production recommences.

         Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

         The Company periodically reviews and evaluates its mineral exploration and development projects as well as its other mineral properties and related assets. The recoverability of the Company's carrying values of its development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. In 2000, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were used. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce for gold, and $6.00 per ounce for silver. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

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

         Due primarily to the 1988 write-off of its coal lease investments, the Company had net operating loss carryforwards of approximately $28.0 million at December 31, 2000, of which approximately $1.7 million is limited to the Refining Company's future taxable income. These loss carryforwards expire during the years 2001 through 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2001 and 2000, the Company had $6.8 million and $8.9 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company's earnings and cash flows of approximately $47,200 and $90,000 at December 31, 2001 and 2000, respectively.

         The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal and the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.

         The Refining Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Refining Company's revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Refining Company from time to time will engage in various hedging techniques including swap agreements. The Refining Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives.

         At December 31, 2001, the Refining Company had two financial swap agreements in effect, one of which expired in January 2002 and the other of which expires in July 2002. The Refining Company entered into another swap agreement in February 2002 which remains in effect for the remainder of 2002. The swap agreements cover approximately 50% of the Refining Company's average monthly feedstock needs. Market risk is estimated as a hypothetical 10% increase in the cost of feedstock over the market price prevailing on December 31, 2001. Assuming 2002 total refined product sales volumes at the same rate as 2001, such an increase would result in an increase in the cost of feedstock of approximately $1.105 million in fiscal 2002, before considering the effect of the swap agreements outstanding as of December 31, 2001.

         At December 31, 2000, there were no such investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following tables sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

  NAME; BUSINESS EXPERIENCE;                                                                         DATE OF
  OTHER DIRECTORSHIPS                                                           AGE                  ELECTION
  --------------------------                                                    ---                  --------
  John A. Crichton........................                                      85                   May 1967
     Chairman of the Board of the Company since 1967; Chief
     Executive Officer of the Company from 1967 to February 1994

  Hatem El-Khalidi........................                                      77                  April 1968
     President of the Company since 1975; prior to 1975 Vice
     President of the Company; Chief Executive Officer of the
     Company since February 1994

  Mohammed O. Al-Omair....................                                      58                   May 1993
     (Executive Vice President, Saudi Fal Group of Companies,
     Riyadh, Saudi Arabia since 1985 (investments); President,
     Advanced Systems Ltd., Riyadh, Saudi Arabia since 1985
     (mainframe computers)

  Ghazi Sultan............................                                      65                  Sept. 1993
     Chairman, Sultan Group of Companies, Jeddah, Saudi Arabia
     since 1987 (investments and marble mining); Director General,
     Safwah Company, Jeddah, Saudi Arabia since 1987 (investments);
     Deputy Minister of Petroleum and Mineral Resources of the
     Kingdom of Saudi Arabia 1966-1987

         Each director of the Company is elected annually to serve until his successor is elected and qualified. Each person listed in the foregoing table has served as a director since the date of election indicated. In connection with an increase in the number of positions on the Board of Directors in 1993, at the request of Sheik Fahad Al-Athel, the Company appointed Mohammed O. Al-Omair, who had served as a director of the Company from November 1989 to March 1991, to fill one of the newly-created vacancies.

         The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

   Name                                                        Positions                                 Age
   ----                                                        ---------                                 ---
   John A. Crichton                                Chairman of the Board and Director                    85
   Hatem El-Khalidi                         President, Chief Executive Officer and Director              77
   Drew Wilson, Jr.                                     Secretary and Treasurer                          68
   Nicholas N. Carter                                      President - TOCCO                             55

         Each executive officer of the Company serves for a term extending until his successor is elected and qualified. Information concerning Messrs. Crichton and El-Khalidi is set forth above. Mr. Wilson is a certified public accountant. Mr. Wilson has served as Secretary and Treasurer of the Company since November 1986, and has worked as an independent public accountant since 1975. Mr. Carter has been President of TOCCO and its subsidiaries since 1987, prior to which time he served from October 1983 as Treasurer and Controller of those companies. Mr. Carter has been employed by TOCCO and its subsidiaries since 1977.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

         The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                   RESTRICTED   SECURITIES   LONG-TERM
                                                    OTHER ANNUAL      STOCK     UNDERLYING   INCENTIVE    ALL OTHER
NAME AND                        SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS/      PLAN      COMPENSATION
PRINCIPAL POSITION(1)   YEAR    ($)(2)     ($)          ($)           ($)       SARS (#)     PAYOUTS($)     ($)(3)
---------------------   ----    ------     -----    ------------   ----------   ----------   ----------  ------------
Hatem El-Khalidi,       2001   $72,000         --        --            --           --          --          $8,000
  President and Chief   2000   $72,000         --        --            --           --          --          $8,000
  Executive Officer     1999   $72,000         --        --            --           --          --          $8,000

Nicholas N. Carter      2001   $81,575    $30,200        --            --           --          --              --
  President, TOCCO      2000   $83,769    $40,500        --            --           --          --              --
                        1999   $84,500    $56,500        --            --           --          --              --

----------

(1) Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001.

(2) Includes $38,004, $44,904 and $61,947 in compensation for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr.

         El-Khalidi aggregating $788,618 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3) Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2001 was $260,000.

         In accordance with Saudi Arabian employment laws, the Company is required to accrue termination benefits for Mr. El-Khalidi. The amount accrued for the benefit of Mr. El-Khalidi is based on the number of years of service and compensation. Accrued benefits are payable upon termination of employment.

         The Company has engaged in other transactions and entered into other arrangements, directly or indirectly, with its officers and directors, the primary purpose of certain of which was to provide additional compensation to such persons. See "Certain Relationships and Related Transactions."

         The Company is authorized to pay its non-employee directors a fee of $200 for each Board meeting and $100 for each committee meeting which they attend, in addition to reimbursing them for expenses incurred in connection with their attendance.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2001 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

                                                                                   NUMBER OF
                                                                                  SECURITIES            VALUE OF
                                                                                  UNDERLYING          UNEXERCISED
                                                                                  UNEXERCISED         IN-THE-MONEY
                                                                                OPTIONS/SARs AT     OPTIONS/SARs AT
                                         SHARES                                    FY-END(#)         FY-END ($)(1)
                                      ACQUIRED ON             VALUE             EXERCISABLE/         EXERCISABLE/
NAME                                  EXERCISE (#)          REALIZED($)          UNEXERCISABLE       UNEXERCISABLE
----                                  ------------          -----------         ---------------     ---------------
Hatem El-Khalidi...............              0                   0                 425,000/0              $0/0
Nicholas N. Carter.............              0                   0                 10,000/0               $0/0

----------

(1) Based on the closing price of $.15 of the Company's Common Stock on the OTC Bulletin Board on December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 31, 2002, information as to the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, by each of the Company's executive officers named in the Summary Compensation Table, by each of the Company's directors and by all directors and executive officers of the Company as a group.

                                                                                     SHARES
      NAME AND ADDRESS                                                            BENEFICIALLY           PERCENT
      OF BENEFICIAL OWNER                                                           OWNED(1)             OF CLASS
      -------------------                                                         ------------           --------
      Fahad Mohammed Saleh Al-Athel....................................              3,370,000            14.8%
      P. O. Box 61659
      Riyadh, Saudi Arabia

      Mohammad Salem ben Mahfouz.......................................              1,500,000             6.6%
      c/o National Commercial Bank
      Jeddah, Saudi Arabia

      Estate of Kamal Adham............................................              1,328,000             5.8%
      P. O. Box 1528
      Jeddah, Saudi Arabia

      Harb S. Al Zuhair................................................              1,300,000             5.7%
      P.O. Box 3750
      Riyadh, Saudi Arabia

      Prince Talal Bin Abdul Aziz......................................              1,272,680             5.6%
      P. O. Box 930
      Riyadh, Saudi Arabia

      Hatem El-Khalidi.................................................                474,000(2)          2.0%
      10830 North Central Expressway
      Suite 175
      Dallas, Texas 75231

      John A. Crichton.................................................                    650               *
      10830 North Central Expressway
      Suite 175
      Dallas, Texas 75231

      Mohammed O. Al-Omair.............................................                 35,000(3)            *
      10830 North Central Expressway
      Suite 175
      Dallas, Texas 75231

      Ghazi Sultan.....................................................                 35,000(4)            *
      10830 North Central Expressway
      Suite 175
      Dallas, Texas 75231

      Nicholas N. Carter...............................................                 34,500               *
      10830 North Central Expressway
      Suite 175
      Dallas, Texas 75231

      All directors and executive officers as a group (6 persons)......                604,150(5)          2.6%

----------

* Less than 1%.

(1) Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2) Includes 400,000 shares which Mr. El-Khalidi has the right to acquire through the exercise of presently exercisable stock options. Excludes 385,000 shares owned by Ingrid El-Khalidi, Mr. El-Khalidi's wife, and 443,000 shares owned by relatives of Hatem El-Khalidi.

(3) Includes 10,000 shares which Mr. Al-Omair has the right to acquire through the exercise of a presently exercisable stock option.

(4) Includes 10,000 shares which Mr. Sultan has the right to acquire through the exercise of a presently exercisable stock option.

(5) Includes 445,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

         Based on its stock ownership records, the Company believes that, as of March 31, 2002, Saudi Arabian stockholders currently hold approximately 62% of the Company's outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to "control" the Company as that term is defined in regulations promulgated by the Securities and Exchange Commission. Although they have orally waived their rights, certain of the Company's Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

         The management of the Company has welcomed the substantial stock investment by its Saudi stockholders. Saudi investors have contributed vitally needed capital to the Company since 1974. Whether the Company's Saudi stockholders will be a continuing source of future capital is not known at this time. In confronting the need for additional funds, management of the Company will follow the policy of considering all potential sources consistent with prudent business practice and the best interests of all its stockholders. In the course of considering methods of future financing and other matters relating to the operations of the Company, management of the Company anticipates that in the ordinary course of business it will receive recommendations and suggestions from its principal stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company directly owns approximately 51% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. The Company is providing the funds necessary to cover the Pioche operations. During 2001 and 2000, the Company made payments of approximately $10,300 and $22,900, respectively, for such purposes. As partial consideration for the forgiveness of indebtedness, in July 1990 Pioche granted the Company an option to purchase an additional 720,000 shares of its Common Stock at an exercise price of $.20 per share, which option is exercisable until June 1, 2002. As of December 31, 2001, Pioche owed the Company $187,361 as a result of advances made by the Company. The indebtedness bears no interest.

         Pursuant to a sharing arrangement, the Company and its subsidiaries share personnel, office space and other overhead expenses in Dallas, Texas with Mr. John A. Crichton, Chairman of the Board of the Company. Monthly rental on the office space is approximately $1,600. The Company pays $1,100 per month for rent and $980 per month for personnel and other overhead expenses pursuant to such arrangement.

         During 2001, South Hampton incurred product transportation costs of approximately $403,900 with Silsbee Trading and Transportation Corp. ("STTC"), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, Vice President of TOCCO, each have a 50% equity interest. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC at a rate of approximately $33,300 per month, subject to adjustment. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 99% of STTC's income will be derived from such lease arrangement. The Company believes that the terms of the lease arrangement are no less favorable in any material respect than those which could be obtained from an unaffiliated third party. The lease agreement is currently operating on a month-to-month basis while renewal options are being evaluated.

         In September 2001, the Company acknowledged the receipt and cancellation of 57,000 partially paid shares of the Company's Common Stock from Mr. Hatem El-Khalidi, President, Chief Executive Officer and a director of the Company, in consideration for the cancellation of $126,000 of indebtedness owed to the Company, which constituted a portion of the original purchase price paid by Mr. El-Khalidi to the Company for such shares, and a return of the remaining $2,000 of the original purchase price paid by him.

         During 2001, the Company borrowed $100,000 from the wife of Mr. El-Khalidi, which amount bears interest at the rate of 9% per annum and is due upon demand.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       The following financial statements are filed with
                           this Report:

                           Reports of Independent Certified Public Accountants.

                           Consolidated Balance Sheets dated December 31, 2001 and 2000.

                           Consolidated Statements of Operations for the three years ended December 31, 2001.

                           Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2001.

                           Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

                           Notes to Consolidated Financial Statements.

         2. The following financial statement schedules are filed with this Report:

                  Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2001.

         3. Independent Auditors' Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.

         4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

                EXHIBIT
                NUMBER                             DESCRIPTION

                  3(a)            - Certificate of Incorporation of the Company
                                    as amended through the Certificate of
                                    Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

                  3(b)            - Bylaws of the Company, as amended through
                                    March 4, 1998 (incorporated by reference to
                                    Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION

                  10(a)           - Contract dated July 29, 1971 between the
                                    Company, National Mining Company and
                                    Petromin (incorporated by reference to
                                    Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(b)           - Loan Agreement dated January 24, 1979
                                    between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(c)           - Mining Lease Agreement effective May 22,
                                    1993 by and between the Ministry of
                                    Petroleum and Mineral Resources and the
                                    Company (incorporated by reference to
                                    Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(d)           - Stock Option Plan of the Company, as amended
                                    (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(e)           - 1987 Non-Employee Director Stock Plan
                                    (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(f)           - Phantom Stock Plan of Texas Oil & Chemical
                                    Co. II, Inc. (incorporated by reference to
                                    Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(g)           - Agreement dated March 10, 1988 between
                                    Chevron Research Company and South Hampton
                                    Refining Company, together with related form of proposed Contract of Sale by and between Chevron Company and South Hampton Refining Company (incorporated by reference to
                                    Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(h)           - Addendum to the Agreement Relating to
                                    AROMAX(R) Process - Second Commercial
                                    Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining Company (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION

                  10(i)           - Vehicle Lease Service Agreement dated
                                    September 28, 1989 by and between Silsbee
                                    Trading and Transportation Corp. and South
                                    Hampton Refining Company (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(j)           - Letter Agreement dated May 3, 1991 between
                                    Sheikh Kamal Adham and the Company
                                    (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(k)           - Promissory Note dated February 17, 1994 from
                                    Hatem El-Khalidi to the Company
                                    (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(l)           - Letter Agreement dated August 15, 1995
                                    between Hatem El-Khalidi and the Company
                                    (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(m)           - Letter Agreement dated August 24, 1995
                                    between Sheikh Kamal Adham and the Company
                                    (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(n)           - Letter Agreement dated October 23, 1995
                                    between Sheikh Fahad Al-Athel and the
                                    Company (incorporated by reference to
                                    Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                  10(o)           - Letter Agreement dated November 30, 1996
                                    between Sheikh Fahad Al-Athel and the
                                    Company.

                  10(p)           - Stock Purchase Agreement dated as of January
                                    25, 2000 between Spechem, S.A. de. C.V. and
                                    Texas Oil and Chemical Co. II, Inc.
                                    (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION

                  10(q)           - Loan and Security Agreement dated as of
                                    December 30, 1999 by and among Heller
                                    Financial Leasing, Inc., South Hampton
                                    Refining Company and the Gulf State Pipe
                                    Line Company, Inc., together with related
                                    Promissory Note, Guaranty made by the
                                    Company, Guaranty made by American Shield
                                    Refining Company, Guaranty made by Texas Oil and Chemical Co. II, Inc., Pledge Agreement made by Texas Oil and Chemical Co. II, Inc., Pledge Agreement made by South Hampton Refining Company, Ground Lease, Sub-Ground Lease and Hazardous Materials Indemnity Agreement (incorporated by reference to
                                    Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                                  - (a) Agreement dated as of April 1, 2001
                                    among South Hampton Refining Company, Gulf
                                    State Pipe Line Company and Heller Financial
                                    Leasing, Inc., together with Amended and Restated Promissory Note (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-6247)).

                  10(r)           - Loan Agreement dated as of September 30,
                                    1999 between South Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note, Security Agreement, Arbitration Agreement and Guaranty Agreement made by Texas Oil and Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

                                  - (a) First Amendment to Loan Agreement dated
                                    June 20, 2000 between South Hampton Refining
                                    Company and Southwest Bank of Texas, N.A., together with related Promissory Note, Security Agreement, Arbitration Agreement and Guaranty Agreement made by Texas Oil and Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-6247)).

                                  - (b) Second Amendment to Loan Agreement dated
                                    as of May 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION

                                  - (c) Third Amendment to Loan Agreement dated
                                    as of July 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-6247)).

                                  - (d) Fourth Amendment to Loan Agreement dated
                                    as of October 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note.

                                  - (e) Fifth Amendment to Loan Agreement dated
                                    as of December 31, 2001 between South
                                    Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note.

                  21              - Subsidiaries.

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

                                       ARABIAN AMERICAN DEVELOPMENT COMPANY


                                       By: /s/ HATEM EL-KHALIDI
                                          --------------------------------------
                                          Hatem El-Khalidi
                                          President and Chief Executive Officer

         Dated: July 2, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on July 2, 2002.

                         SIGNATURE                                                TITLE
                         ---------                                                -----
                 /s/ HATEM EL-KHALIDI
------------------------------------------------------
                     Hatem El Khalidi                        President, Chief Executive Officer and Director
                                                                     (principal executive officer)

                 /s/ DREW WILSON, JR.
------------------------------------------------------
                     Drew Wilson, Jr.                        Secretary and Treasurer (principal financial and
                                                                     accounting officer)

                 /s/ JOHN A. CRICHTON
------------------------------------------------------
                     John A. Crichton                        Chairman of the Board and Director

               /s/ MOHAMMED O. AL-OMAIR
------------------------------------------------------
                   Mohammed O. Al-Omair                      Director

                   /s/ GHAZI SULTAN
------------------------------------------------------
                       Ghazi Sultan                          Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Arabian American Development Company

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of December 31, 2001, or for the year then ended, the statements of which reflect total assets and revenues constituting ten percent and five percent, respectively, of the consolidated totals. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a loss of $2,095,128 in 2001 and had an excess of current liabilities over current assets at December 31, 2001. As discussed in Notes 2 and 8 to the financial statements, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lender is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that capital would be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Dallas, Texas
April 10, 2002

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                               DECEMBER 31,
                                                     ------------------------------
                  ASSETS                                 2001              2000
                                                     ------------      ------------
                                                                      (Restated, see
                                                                         Note 17)

CURRENT ASSETS
    Cash and cash equivalents                        $    199,529      $    158,977
    Trade receivables                                   4,437,562         5,239,769
    Inventories                                           723,313           960,494
                                                     ------------      ------------

          Total current assets                          5,360,404         6,359,240

REFINERY PLANT, PIPELINE AND EQUIPMENT - AT COST       17,704,363        17,248,891
    LESS ACCUMULATED DEPRECIATION                      (6,945,934)       (5,570,930)
                                                     ------------      ------------

REFINERY PLANT, PIPELINE AND EQUIPMENT, NET            10,758,429        11,677,961

AL MASANE PROJECT                                      35,498,808        35,304,240

OTHER INTERESTS IN SAUDI ARABIA                         2,431,248         2,431,248

MINERAL PROPERTIES IN THE UNITED STATES                 1,210,969         1,282,142

OTHER ASSETS                                              487,825           543,864
                                                     ------------      ------------

          TOTAL ASSETS                               $ 55,747,683      $ 57,598,695
                                                     ============      ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                                            DECEMBER 31,
                                                                                   ------------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                                         2001              2000
                                                                                   ------------      ------------
                                                                                                    (Restated, see
                                                                                                        Note 17)
CURRENT LIABILITIES
    Accounts payable - trade                                                       $  5,197,981      $  5,306,121
    Accrued liabilities                                                               2,913,145         1,644,418
    Accrued liabilities in Saudi Arabia                                               2,308,774         1,903,864
    Notes payable                                                                    11,743,780        11,923,780
    Current portion of long-term debt                                                 7,598,768         8,060,981
                                                                                   ------------      ------------

          Total current liabilities                                                  29,762,448        28,839,164

DEFERRED REVENUE                                                                        120,872           131,401

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                          853,362           999,011

COMMITMENTS AND CONTINGENCIES                                                                --                --

STOCKHOLDERS' EQUITY
    Common stock - authorized, 40,000,000 shares of $.10 par value; issued and
       outstanding, 22,431,994 shares in 2001 and 22,488,994 shares in 2000           2,243,199         2,248,899
    Additional paid-in capital                                                       36,512,206        36,523,606
    Accumulated deficit                                                             (13,238,514)      (11,143,386)
    Accumulated other comprehensive loss                                               (505,890)               --
                                                                                   ------------      ------------

          Total stockholders' equity                                                 25,011,001        27,629,119
                                                                                   ------------      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 55,747,683      $ 57,598,695
                                                                                   ============      ============



        The accompanying notes are an integral part of these statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,




                                                            2001              2000              1999
                                                         ------------     ------------     ------------
                                                                        (Restated, see
                                                                           Note 17)

Revenues
    Refined product sales                                $ 28,982,357     $ 40,267,342     $ 26,302,862
    Processing fees                                         3,730,311        2,344,469        1,487,804
                                                         ------------     ------------     ------------
                                                           32,712,668       42,611,811       27,790,666

Operating costs and expenses
    Cost of refined product sales and processing           28,327,172       40,715,332       21,352,555
    General and administrative                              3,717,822        3,665,642        2,933,616
    Depreciation                                            1,381,469        1,258,953          719,793
                                                         ------------     ------------     ------------
                                                           33,426,463       45,639,927       25,005,964
                                                         ------------     ------------     ------------

          Operating income (loss)                            (713,795)      (3,028,116)       2,784,702

Other income (expense)
    Interest income                                            44,534          104,795           65,052
    Interest expense                                       (1,506,544)      (1,411,912)        (155,829)
    Minority interest                                         145,649          126,537            2,245
    Foreign exchange transaction loss                        (104,979)         (96,044)              --
    Miscellaneous income                                       40,007           16,696          327,297
                                                         ------------     ------------     ------------
                                                           (1,381,333)      (1,259,928)         238,765
                                                         ------------     ------------     ------------

          Income (loss) before income taxes                (2,095,128)      (4,288,044)       3,023,467

Income tax expense                                                 --               --          283,114
                                                         ------------     ------------     ------------

          Net income (loss)                              $ (2,095,128)    $ (4,288,044)    $  2,740,353
                                                         ============     ============     ============

Income (loss) per common share:
    Basic                                                $      (0.09)    $      (0.19)    $       0.12
                                                         ============     ============     ============

    Diluted                                              $      (0.09)    $      (0.19)    $       0.12
                                                         ============     ============     ============


Weighted average number of common shares outstanding:
    Basic                                                  22,768,858       22,673,033       22,026,114
                                                         ============     ============     ============

    Diluted                                                22,768,858       22,673,033       22,604,240
                                                         ============     ============     ============



         The accompanying notes are an integral part of this statement.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                 ACCUMULATED
                                         COMMON STOCK              ADDITIONAL                       OTHER
                                  ----------------------------      PAID-IN        ACCUMULATED   COMPREHENSIVE
                                     SHARES         AMOUNT          CAPITAL          DEFICIT     INCOME (LOSS)        TOTAL
                                  ------------    ------------    ------------    ------------   -------------    ------------

January 1, 1999                     22,019,494    $  2,201,949    $ 36,101,150    $ (9,595,695)   $         --    $ 28,707,404

    Common stock sold                      500              50             356              --              --             406
    Net income                              --              --              --       2,740,353              --       2,740,353
                                  ------------    ------------    ------------    ------------    ------------    ------------

December 31, 1999                   22,019,994       2,201,999      36,101,506      (6,855,342)             --      31,448,163

    Common stock issued
       on debt conversion              469,000          46,900         422,100              --              --         469,000
    Net loss (Restated, see
       Note 17)                             --              --              --      (4,288,044)             --      (4,288,044)
                                  ------------    ------------    ------------    ------------    ------------    ------------

December 31, 2000
    (Restated, see Note 17)         22,488,994       2,248,899      36,523,606     (11,143,386)             --      27,629,119

    Comprehensive loss
       Net loss                             --              --              --      (2,095,128)             --      (2,095,128)
       Fair value adjustments
            of derivatives                  --              --              --              --        (845,397)       (845,397)
       Reclassification adjust-
            ments for realized
            losses                          --              --              --              --         339,507         339,507
                                                                                                                  ------------

              Comprehensive
                 loss                                                                                               (2,601,018)
                                                                                                                  ------------

    Common stock cancelled
       in settlement of
       receivable                      (57,000)         (5,700)        (11,400)             --              --         (17,100)
                                  ------------    ------------    ------------    ------------    ------------    ------------

December 31, 2001                   22,431,994    $  2,243,199    $ 36,512,206    $(13,238,514)   $   (505,890)   $ 25,011,001
                                  ============    ============    ============    ============    ============    ============



        The accompanying notes are an integral part of these statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,




                                                                2001          2000              1999
                                                             -----------    -----------    -----------
                                                                          (Restated, see
                                                                             Note 17)

Operating activities
    Net income (loss)                                        $(2,095,128)   $(4,288,044)   $ 2,740,353
    Adjustments for non-cash transactions
       Depreciation                                            1,381,469      1,258,953        719,793
       Increase (decrease) in deferred revenue                   (10,529)       (34,434)        67,158
    Effects of changes in operating assets and liabilities
       Decrease (increase) in trade receivables                  802,207      1,029,691     (1,528,121)
       Decrease (increase) in inventories                        237,181         30,900       (566,682)
       Decrease (increase) in other assets                        56,039        (74,761)        (7,273)
       Increase in accounts payable and accrued
          liabilities                                            654,694      2,302,892        438,544
       Increase (decrease) in accrued liabilities in
          Saudi Arabia                                           276,910        304,823        (79,329)
    Other                                                        (43,694)      (102,525)       (42,809)
                                                             -----------    -----------    -----------

          Net cash provided by operating activities            1,259,149        427,495      1,741,634
                                                             -----------    -----------    -----------

Investing activities
    Proceeds from sale of short-term investments                      --         20,597         10,039
    Purchase of business (net of cash acquired)                       --     (2,279,665)            --
    Additions to Al Masane Project                              (544,568)      (682,905)      (499,834)
    Additions to refinery plant, pipeline and equipment         (455,472)    (2,743,405)    (2,206,822)
    (Additions to) reduction in mineral properties in
       the United States                                          71,173         16,866        (18,352)
                                                             -----------    -----------    -----------

          Net cash used in investing activities                 (928,867)    (5,668,512)    (2,714,969)
                                                             -----------    -----------    -----------

Financing activities
    Common stock sold                                                 --             --            406
    Additions to notes payable and long-term obligations         285,940      3,338,644      4,250,000
    Reduction of notes payable and long-term obligations        (575,670)    (1,872,963)    (1,250,000)
                                                             -----------    -----------    -----------

       Net cash provided by (used in) financing activities      (289,730)     1,465,681      3,000,406
                                                             -----------    -----------    -----------

Net increase (decrease) in cash                                   40,552     (3,775,336)     2,027,071

Cash and cash equivalents at beginning of year                   158,977      3,934,313      1,907,242
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of year                     $   199,529    $   158,977    $ 3,934,313
                                                             ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

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

    The Company's Refining Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and 92% of the capital stock of Productos Quimicos Coin S.A. de. C.V. ("Coin"), which was acquired on January 25, 2000 for $2.5 million. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products refinery in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The Company also owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. On October 26, 2001, American Shield Coal Company, a wholly-owned subsidiary, was merged into the Company. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

    The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material intercompany accounts and transactions are eliminated.

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a loss of $2,095,128 in 2001 and had an excess of current liabilities over current assets of $24,402,044 at December 31, 2001. As discussed in Note 8, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lender is not achieved, and the Company does not continue to generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that capital would be available.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS - CONTINUED

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

    Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,260,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries and termination benefits of approximately $1,049,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS - CONTINUED

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2004, are $1.04 per pound for copper and $.60 per pound for zinc. Zinc and copper comprise in excess of 80% of the expected value of production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company's principal bank and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2001 and 2000, there were no cash equivalents or short-term investments.

    INVENTORIES - Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.

    MINERAL EXPLORATION AND DEVELOPMENT COSTS - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2001, none of the projects had reached the commercial exploration stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

    REFINERY PLANT, PIPELINE AND EQUIPMENT - Refinery plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.

    OTHER ASSETS - Other assets include catalysts used in refinery operations, prepaid expenses, a note receivable and certain refinery assets, which are being leased to a third party.

    ENVIRONMENTAL LIABILITIES - Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

    DEFERRED REVENUE - Deferred revenue represents funds advanced by two suppliers and customers to defray development and processing costs and are being amortized over five year and 15 year periods.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    STATEMENTS OF CASH FLOWS - In the statements of cash flows, cash includes cash held in the United States and Saudi Arabia. Significant noncash investing and financing activities in 2001 include the cancellation of 57,000 shares of common stock in exchange for a $128,000 receivable from an officer of the Company. Transactions in 2000 include the issuance of 469,000 shares of common stock at $1.00 per share for the conversion of $469,000 of indebtedness.

    NET INCOME (LOSS) PER SHARE - The Company computes basic income (loss) per common share based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares issuable upon conversion of debt, had been issued (Note 13).

    FOREIGN CURRENCY AND OPERATIONS - The functional currency for each of the Company's subsidiaries is the US dollar. Transaction gains or losses as a result of remeasuring from the subsidiaries local currency to US dollar are reflected in the statement of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks.

    The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in the country's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

    Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 62% of the Company's outstanding common stock at December 31, 2001.

    MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION - The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (Statement No. 123). Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    DERIVATIVES - Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and the effectiveness of the hedge.

    As required, the Company adopted SFAS No. 133 on January 1, 2001. As discussed in Note 16, all of the Company's derivatives are designated as cash flow hedges. Therefore, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. Effectiveness of hedges is determined by their success in offsetting the variability of cash flows associated with the hedged item. Hedge ineffectiveness had no effect on results of operation for 2001.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2001 and 2000 due to the short-term maturity of these items. The Company's long-term debt is variable rate debt, and as a result, fair value approximates carrying value. It is not practical to estimate the fair value of the Company's notes payable because quoted market prices do not exist for similar type debt instruments, and there are no available comparative instruments as a basis to value the notes.

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

    The refining segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The largest customer accounted for 12% of the total product sales in 2001, 10% in 2000 and 11% in 1999. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2001.

NOTE 5 - INVENTORIES

    Inventories include the following at December 31:


                                                                                            2001              2000
                                                                                           ------            ------

       Refined products                                                                  $723,313          $960,494
                                                                                         ========          ========

    At December 31, 2001 the LIFO inventory approximated current cost. At December 31, 2000, current cost exceeded the LIFO value by approximately $178,000.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

    In the accompanying consolidated financial statements, the deferred exploration and development costs have been presented based on the related projects' geographic location within Saudi Arabia. This includes the "Al Masane Project" (the "Project") and "Other Interests in Saudi Arabia" which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatan and Jebel Harr properties.

    In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company previously worked the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. The application for the new exploration license is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is published, which is expected before the end of 2002. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The Company intends to formalize its claims in these areas.

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

    As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2001, approximately $308,000 of rental payments were in arrears. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA - CONTINUED

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

    When open market prices for the minerals to be produced by the Al Masane project improve to the average price levels experienced during the period from 1988 through 1997, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and improve the metallurgical recovery rates, which may improve the commercial viability of the project.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA - CONTINUED

    Deferred exploration and development costs of the Al Masane Project at December 31, 2001, 2000 and 1999, and the changes in these amounts for each of the three years then ended are detailed below:


                            Balance at                       Balance at                     Balance at
                            December 31,     Activity       December 31,     Activity       December 31,      Activity
                              2001           for 2001          2000          for 2000          1999           for 1999
                           -------------   -------------   -------------   -------------   -------------   -------------
Property and equipment:
   Mining equipment        $   2,160,206                   $   2,160,206                   $   2,160,206
   Construction costs          3,140,493                       3,140,493                       3,140,493
                           -------------                   -------------                   -------------

      Total                    5,300,699                       5,300,699                       5,300,699

Other costs:
  Labor, consulting
    services and project
    administration costs   $  21,115,106   $     193,082   $  20,922,024   $     681,040   $  20,240,984   $     496,832
  Materials and
    maintenance                6,175,232           1,486       6,173,746           1,865       6,171,881           3,002
  Feasibility study            2,907,771              --       2,907,771              --       2,907,771              --
                           -------------   -------------   -------------   -------------   -------------   -------------

      Total                   30,198,109         194,568      30,003,541         682,905      29,320,636         499,834
                           -------------   -------------   -------------   -------------   -------------   -------------

                           $  35,498,808   $     194,568   $  35,304,240   $     682,905   $  34,621,335   $     499,834
                           =============   =============   =============   =============   =============   =============

    The deferred exploration and development costs of the "Other Interests in Saudi Arabia," in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas. In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto may have to be written off. However, the Company believes it would be entitled to a refund of the amounts expended for development costs.

NOTE 7 - MINERAL PROPERTIES IN THE UNITED STATES

    The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada. In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche. Due to the lack of capital , the properties held by Pioche have not been commercially operated for approximately 35 years. The Company has an option (which expires in June 2002) to buy 720,000 shares (approximately 10% of the outstanding shares) of Pioche common stock at $0.20 per share.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

    Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:


                                                               2001            2000
                                                           ------------    ------------
Notes payable:
   Secured note to Saudi Arabian government (See Note A)   $ 11,000,000    $ 11,000,000
   Unsecured demand notes payable to Saudi investors             13,280         363,280
   Unsecured notes to foreign investors (See Note B)            618,000         498,000
   Other                                                        112,500          62,500
                                                           ------------    ------------

       Total                                               $ 11,743,780    $ 11,923,780
                                                           ============    ============

Long-term debt:
   Revolving bank notes (See Note C)                       $  3,297,401    $  3,183,944
   Revolving bank note (See Note D)                           3,043,997       3,250,000
   Secured note with commercial lender (See Note E)           1,257,370       1,627,037
                                                           ------------    ------------

       Total                                                  7,598,768       8,060,981
   Less current portion                                      (7,598,768)     (8,060,981)
                                                           ------------    ------------

       Total                                               $         --    $         --
                                                           ============    ============

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

    (B) Represents loans payable to a shareholder of the Company for $445,000, and the Company's President for $53,000. The loans are due on demand with interest payable at the LIBOR rate plus 2%. Each loan provides for an option to convert the loan amount to shares of the Company's common stock at $1.00 per share anytime within five years from the date of the loan. Also includes new loans payable in 2001 to a shareholder of the Company for $20,000 and to the wife of the Company's President for $100,000, both of which are due on demand with interest at 9%.

    (C) Represents two loans payable to banks of $1,253,306 and $2,044,095, respectively. The first loan is payable in monthly payments through 2004. The second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.88% at December 31, 2001). Both loans are collateralized by all of the assets of Coin including the plant located in Coatzacoalcos, near Veracruz. Coin is in default of the loan covenants as a result of not having made its monthly and quarterly payments and has therefore classified the loans as current in the financial statements. Unpaid interest and penalty interest of $1,251,386 has been accrued and is included in accrued liabilities.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS - CONTINUED

    (D) South Hampton entered into a $2.25 million revolving credit agreement with a Houston, Texas bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest (at the bank's prime rate plus .5%) is payable monthly. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. A second amended agreement was entered into on May 31, 2001, which extended the due date from May 31, 2001 to July 31, 2001. The debt was not paid on July 31, 2001. A third amended agreement was entered into on July 31, 2001, which extended the due date to October 31, 2001. The debt was not paid on October 31, 2001. A fourth amended agreement was entered into on October 31, 2001, which extended the due date to December 31, 2001. The debt was not paid on December 31, 2001. A fifth amended agreement was entered into on December 31, 2001, which extended the due date to April 30, 2002. The agreement contains various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. At December 31, 2001, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    (E) The Company entered into a $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in Note D above. Interest is at 10.55% per annum. Principal and interest was payable in the original agreement in 47 consecutive monthly installments of $89,696 from February 1, 2000 through January 2004. In January 2001, the Company advised the lender that certain events of default had occurred and requested the lender to suspend borrower's principal payments for the months of December 2000, January, February, March and April of 2001. During this period, interest only payments were made. For the months of May and June 2001, principal payments of $25,000 each plus interest were made. With the lender's approval, the principal payments were adjusted at that time to fully amortize the outstanding principal balance during or prior to the initial term of the loan. The new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At December 31, 2001, the Company was not in compliance with a covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    Interest of $975,102, $977,216 and $118,145 was paid in 2001, 2000, and
1999, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

    The Company's Refining Segment leases various vehicles and equipment from a related party on a month to month basis at a monthly cost of approximate $33,300. The Company's total rental costs were approximately $418,000 in 2001, $405,000 in 2000 and $373,000 in 1999.

    The Refining Segment has guaranteed a note payable of $160,000 of a limited partnership in which South Hampton has a 19% interest.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

    South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, Dupont, Atlantic Richfield and South Hampton. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas was settled in 2001, with South Hampton contributing $10,000 toward the settlement. Another lawsuit is presently being settled in 2002 with South Hampton agreeing to pay a total of $60,000 in quarterly payments by the end of the year. In February 2002, a new lawsuit was filed in Jefferson County, Texas, which contains claims similar to the other suits. South Hampton intends to vigorously defend itself against these lawsuits.

    South Hampton spends a considerable amount of time and expense on environmental and regulatory functions and compliance. It is South Hampton's policy to accrue costs associated with regulatory compliance when those costs are reasonably determinable. At December 31, 2001 and 2000, $216,840 was accrued. Amounts charged to expense were approximately $227,000 in 2001, $338,000 in 2000 and $186,000 in 1999.

    In 1993, while remediating a small spill area, the Texas Natural Resources Conservation Commission ("TNRCC") requested South Hampton to drill a well to check for groundwater contamination under the spill area. Based on the results, two pools of hydrocarbons were discovered in the groundwater. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level. In August 1997, the TNRCC notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended the South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend itself against it. On February 2, 2000, the TNRCC amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. A further amendment was made by the TNRCC on December 13, 2001 for further violations relating to air quality control and waste requirements. The TNRCC proposed that the administrative penalties be increased another $59,000. South Hampton settled this particular claim with the TNRCC in April 2002 for approximately $5,900. South Hampton believes the original penalty and the additional allegations are greatly overstated and intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 10 - STOCK OPTIONS

    STOCK OPTIONS - The Company's Employee Stock Option Plan (the "Employee Plan") provides for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company has reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2001, 393,000 shares were reserved for grant. The options vest at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan is registered with the Securities and Exchange Commission and expires May 16, 2003.

    The Company has periodically granted stock options to various parties, including certain officers and directors, who have made loans to or performed critical services for the Company. Most of these options allow the parties to purchase common stock for $1.00 per share.

    Additional information with respect to all options outstanding at December 31, 2001, and changes for the three years then ended was as follows:



                                                       1999
                                           -------------------------------
                                                          Weighted average
                                              Shares      exercise price
                                           ------------   ----------------

Outstanding at beginning of year              1,580,000    $       1.08
Forfeited                                       (10,000)           2.50
                                           ------------

Outstanding at end of year                    1,570,000    $       1.07
                                           ============    ============

Options exercisable at December 31, 1999      1,570,000    $       1.07
                                           ============    ============



                                                       2000
                                           -------------------------------
                                                          Weighted average
                                              Shares      exercise price
                                           ------------   ----------------

Outstanding at beginning of year              1,570,000    $       1.07
Forfeited                                      (698,000)           1.00
                                           ------------

Outstanding at end of year                      872,000    $       1.07
                                           ============    ============

Options exercisable at December 31, 2000        872,000    $       1.07
                                           ============    ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 10 - STOCK OPTIONS - CONTINUED



                                                              2001
                                                   ---------------------------
                                                              Weighted average
                                                   Shares      exercise price
                                                   -------    ----------------
Outstanding at beginning of year                   872,000         $1.07

Outstanding at end of year                         872,000         $1.07
                                                   =======         =====

Options exercisable at December 31, 2001           872,000         $1.07
                                                   =======         =====

    Additional information about stock options outstanding at December 31, 2001 is summarized as follows:


                                                    Options outstanding and exercisable
                                                  ---------------------------------------
                                                                    Weighted average
                                                              ---------------------------
                                                                 Remaining       Exercise
Range of exercise prices                          Number      contractual life    price
------------------------                          -------     ----------------   --------
$1.00                                             745,000        6.2 years        $1.00
$1.38 to $1.75                                    107,000        1.4 years         1.54
$2.88 to $3.75                                     20,000        1.6 years         3.32
                                                  -------                         -----

                                                  872,000                         $1.07
                                                  =======                         =====


NOTE 11 - INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:



                                            2001             2000             1999
                                         -----------      -----------      -----------
                                                          (Restated,
                                                          see Note 17)

Income taxes at U.S. statutory rate      $  (712,344)     $(1,457,935)     $ 1,027,979
State taxes                                       --               --          147,700
Net operating losses utilized                     --               --         (929,278)
Net operating losses carried forward         706,608        1,452,371               --
Other items                                    5,736            5,564           36,713
                                         -----------      -----------      -----------

   Total tax expense                     $        --      $        --      $   283,114
                                         ===========      ===========      ===========

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 11 - INCOME TAXES - CONTINUED

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:


                                                                 December 31,
                                              ------------------------------------------------
                                                 2001               2000              1999
                                              ------------      ------------      ------------
Deferred tax liabilities:
   Refinery plant, pipeline and equipment     $   (183,074)     $   (383,437)     $   (355,978)

Deferred tax assets:
   Accounts receivable                              83,188            58,948            50,985
   Mineral interests                               196,446           196,446           196,446
   Accrued liabilities                             327,271           118,850           118,749
   Net operating loss and contribution
       carryforwards                             7,657,502         9,778,235         8,525,532
   Tax credit carryforwards                        232,871           341,398           325,789
   Deferred gain on sale of property                80,701            90,542            99,570
   Unrealized losses on swap agreements            172,003                --                --
                                              ------------      ------------      ------------

   Gross deferred tax assets                     8,749,982        10,584,419         9,317,071

Valuation allowance                             (8,566,908)      (10,200,982)       (8,961,093)
                                              ------------      ------------      ------------

   Net deferred tax assets                         183,074           383,437           355,978
                                              ------------      ------------      ------------

   Net deferred taxes                         $         --      $         --      $         --
                                              ============      ============      ============

    The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

    At December 31, 2001, the Company had approximately $20,300,000 of net operating loss carryforwards. These carryforwards expire during the years 2002 through 2021. In addition, the Company has minimum tax credit carryforwards of approximately $212,000 that may be carried over indefinitely. Approximately $414,000 of the net operating loss carryforwards are limited to the income of TOCCO, and approximately $2,010,000 are limited to the income of Coin. During 2001, net operating loss carryforwards of approximately $6,975,000 expired.

    The Company has no Saudi Arabian or Mexican tax liability.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 12 - SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on segments is as follows:


                                                     December 31, 2001
                                    ------------------------------------------------
                                      Refining           Mining             Total
                                    ------------      ------------      ------------

Revenue from external customers     $ 32,712,668      $         --      $ 32,712,668
Depreciation                           1,379,201             2,268         1,381,469
Operating loss                          (296,728)         (417,067)         (713,795)

Total assets                        $ 13,861,652      $ 41,886,031      $ 55,747,683


                                                    December 31, 2000
                                    ------------------------------------------------
                                                 (Restated, see Note 17)
                                      Refining           Mining             Total
                                    ------------      ------------      ------------
Revenue from external customers     $ 42,611,811      $         --      $ 42,611,811
Depreciation                           1,256,472             2,481         1,258,953
Operating loss                        (2,837,864)         (190,252)       (3,028,116)

Total assets                        $ 18,733,016      $ 38,865,679      $ 57,598,695


                                                  December 31, 1999
                                    -----------------------------------------------
                                      Refining          Mining             Total
                                    ------------     ------------      ------------

Revenue from external customers     $ 27,790,666     $         --      $ 27,790,666
Depreciation                             717,705            2,088           719,793
Operating income (loss)                3,135,730         (351,028)        2,784,702

Total assets                        $ 11,640,497     $ 41,207,712      $ 52,848,209

    Information regarding foreign operations for the years ended December 31, 2001, 2000 and 1999 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.


                                  Year ended December 31,
                     ----------------------------------------------
                         2001             2000             1999
                     ------------     ------------     ------------

Revenues
   United States     $     31,455     $     36,660     $     27,791
   Mexico                   1,258            5,951               --
   Saudi Arabia                --               --               --
                     ------------     ------------     ------------

                     $     32,713     $     42,611     $     27,791
                     ============     ============     ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 12 - SEGMENT INFORMATION - CONTINUED



                                  Year ended December 31,
                      ----------------------------------------------
                         2001              2000             1999
                      ------------     ------------     ------------

Long-lived assets
   United States      $      6,739     $      7,381     $      6,326
   Mexico                    5,230            5,579               --
   Saudi Arabia             37,930           37,735           37,052
                      ------------     ------------     ------------

                      $     49,899     $     50,695     $     43,378
                      ============     ============     ============


NOTE 13 - NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share has been calculated as follows:


                                                        2001               2000              1999
                                                     ------------      ------------      ------------
                                                                      (Restated, see
                                                                         Note 17)
Basic
   Net income (loss)                                 $ (2,095,128)     $ (4,288,044)     $  2,740,353
   Weighted average shares outstanding                 22,768,858        22,673,033        22,026,114

       Per share                                     $       (.09)     $       (.19)     $        .12

Diluted
   Net income (loss)                                 $ (2,095,128)     $ (4,288,044)     $  2,740,353
   Add interest on convertible debt                            --                --            36,434
                                                     ------------      ------------      ------------

   Net income (loss) - diluted                       $ (2,095,128)     $ (4,288,044)     $  2,776,787

   Weighted average shares outstanding                 22,768,858        22,673,033        22,026,114
   Dilutive effect of convertible debt                         --                --           511,280
   Dilutive effect of stock options                            --                --            66,846
                                                     ------------      ------------      ------------
   Weighted average shares outstanding - diluted       22,768,858        22,673,033        22,604,240

       Per share                                     $       (.09)     $       (.19)     $        .12

    In 2001, 2000 and 1999, options for 872,000, 872,000 and 1,180,000 shares, respectively were excluded from diluted shares outstanding because their effect was antidilutive.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 14  - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    A summary of the Company's quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):


                                                       Year Ended December 31, 2001
                          ------------------------------------------------------------------------------------
                             First            Second             Third            Fourth
                            Quarter           Quarter           Quarter           Quarter             Total
                          ------------      ------------      ------------      ------------      ------------

Revenues                  $      8,361      $      8,841      $      7,477      $      8,034      $     32,713
Net loss                          (903)             (207)             (408)             (577)           (2,095)
Basic and Diluted EPS     $      (0.04)     $      (0.01)     $      (0.02)     $      (0.02)     $      (0.09)


                                                       Year Ended December 31, 2000
                          ------------------------------------------------------------------------------------
                             First            Second             Third            Fourth
                            Quarter           Quarter           Quarter           Quarter              Total
                          ------------      ------------      ------------      ------------      ------------
                                                                                (Restated,
                                                                                   see
                                                                                 Note 17)

Revenues                  $     10,569      $     10,890      $     11,764      $      9,389      $     42,612
Net loss                          (477)             (320)           (1,199)           (2,292)           (4,288)
Basic and Diluted EPS     $      (0.02)     $      (0.01)     $      (0.05)     $      (0.10)     $      (0.19)

NOTE 15 - RELATED PARTY TRANSACTIONS

    In 2001, the Company cancelled a receivable of $128,000 from its President and Chief Executive Officer taken in payment several years ago for the purchase of 57,000 shares of common stock at approximately $2.25 per share. Upon cancellation, the shares were returned to the Company. The Company's share price at that date was $.30 which resulted in a charge to expense of approximately $111,000.

    Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company's Chairman of the Board. The Company paid approximately $26,000, $25,000 and $23,000 in 2001, 2000 and 1999, respectively, pursuant to such arrangement.

    South Hampton incurred product transportation costs of approximately $404,000, $391,000 and $359,000 in 2001, 2000 and 1999, respectively, with a trucking and transportation company owned by two of TOCCO's officers.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 16 - NATURAL GASOLINE SWAP AGREEMENTS

    In July and October 2001, the Company entered into two swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The agreements expire in January and July 2002. These agreements are designated as cash flow hedges. The Company's primary source of feedstock is natural gasoline. The effect of these agreements is to limit the Company's exposure by fixing the natural gasoline price of approximately 25,000 barrels (1,050,000 gallons) of feedstock per month over the term of the agreements. This amount of material approximates 50% of the Company's average monthly feedstock requirements. The agreements had no cost to the Company. During the year ended December 31, 2001, the Company recognized $339,507 in additional expenses attributable to the difference between the actual natural gasoline prices and the fixed prices under the swap agreements. At December 31, 2001, the agreements had a total negative fair value of approximately $506,000.

NOTE 17 - RESTATEMENT

    During 2002, the Company became aware of an unrecorded accrual that existed at December 31, 2000 relating to fees payable to a lending institution as a result of one of the Company's subsidiaries being in default on its debt. The recording of the accrual resulted in an increase to the net loss of $385,146 for the year ended December 31, 2000. As a result, the Company's financial statements as of December 31, 2000 and for the year then ended have been restated to correct this omission.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors and Stockholders
Arabian American Development Company


In connection with our audit of the consolidated financial statements of Arabian American Development Company and Subsidiaries referred to in our report dated April 10, 2002, which is included in the annual report to stockholders in Part II of this Form 10-K, we have also audited Schedule II at December 31, 2001, 2000, and 1999 and for the years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Dallas, Texas
April 10, 2002

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 2001





                                             Charged
                            Beginning       (credited)                           Ending
Description                  balance       to earnings     Deductions            balance
----------------------     -----------     -----------     -----------         -----------
ALLOWANCE FOR DEFERRED
   TAX ASSET

     December 31, 1999     $ 9,907,707     $        --     $  (946,614)(b)     $ 8,961,093

     December 31, 2000       8,961,093       1,452,371        (212,482)(a)      10,200,982

     December 31, 2001      10,200,982         738,067      (2,372,141)(a)       8,566,908



----------

(a) Expiration of carryforwards

(b) Utilization of carryforwards

                 [DESPACHO FREYSSINIER MORIN, S.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
PRODUCTOS QUIMICOS COIN, S.A. DE C.V.
MEXICO CITY, MEXICO

We have audited the statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2001, and the related statements of income
(loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements (not presented herein) are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Mexico. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materiel misstatement and prepared in accordance with generally accepted accounting principles. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As described by the Company in note 2A1 to the financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2001 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency as to which we have issued a qualified opinion on April 19, 2002.

As discussed in note 1 to the financial statements, the Company has reported accumulated losses for $8,538,339, and the statement of financial position shows excess of current liabilities over current assets for $5,510,943. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest under certain loan agreements, as discussed in notes 8 and 9 to the financial statements. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. During the period January through October 2001, no production activities were carried out. These activities were partially resumed in November. As a result of the preceding issues, and despite the fact that Company's holding company decided to capitalize intercompany debt in the amount of $1,077,823 (purchase of inventory and working capital), the Company may be unable to continue its operations. The financial statements have been prepared on the basis applicable to a going concern and, accordingly, do not purport to give effect to adjustments relating to the valuation and reclassification of recorded liabilities that may be necessary in the event the Company could not continue its operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2001, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                       Despacho Freyssinier Morin, S.C.

                                          /s/ C.P. JUAN PABLO SOTO

                                            C.P. Juan Pablo Soto
                                                   Partner

[MRI LOGO]
Mexico City, Mexico
April 19, 2002

                               INDEX TO EXHIBITS

                EXHIBIT
                NUMBER                             DESCRIPTION
                -------                            -----------
                  3(a)            - Certificate of Incorporation of the Company
                                    as amended through the Certificate of
                                    Amendment filed with the Delaware Secretary
                                    of State on July 19, 2000 (incorporated by
                                    reference to Exhibit 3(a) to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 2000 (File No. 0-6247)).

                  3(b)            - Bylaws of the Company, as amended through
                                    March 4, 1998 (incorporated by reference to
                                    Exhibit 3(b) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(a)           - Contract dated July 29, 1971 between the
                                    Company, National Mining Company and
                                    Petromin (incorporated by reference to
                                    Exhibit 10(a) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(b)           - Loan Agreement dated January 24, 1979
                                    between the Company, National Mining Company
                                    and the Government of Saudi Arabia
                                    (incorporated by reference to Exhibit 10(b)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(c)           - Mining Lease Agreement effective May 22,
                                    1993 by and between the Ministry of
                                    Petroleum and Mineral Resources and the
                                    Company (incorporated by reference to
                                    Exhibit 10(c) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(d)           - Stock Option Plan of the Company, as amended
                                    (incorporated by reference to Exhibit 10(d)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(e)           - 1987 Non-Employee Director Stock Plan
                                    (incorporated by reference to Exhibit 10(e)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(f)           - Phantom Stock Plan of Texas Oil & Chemical
                                    Co. II, Inc. (incorporated by reference to
                                    Exhibit 10(f) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(g)           - Agreement dated March 10, 1988 between
                                    Chevron Research Company and South Hampton
                                    Refining Company, together with related form
                                    of proposed Contract of Sale by and between
                                    Chevron Company and South Hampton Refining
                                    Company (incorporated by reference to
                                    Exhibit 10(g) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(h)           - Addendum to the Agreement Relating to
                                    AROMAX(R) Process - Second Commercial
                                    Demonstration dated June 13, 1989 by and
                                    between Chevron Research Company and South
                                    Hampton Refining Company (incorporated by
                                    reference to Exhibit 10(h) to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1999 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION
                -------                            -----------
                  10(i)           - Vehicle Lease Service Agreement dated
                                    September 28, 1989 by and between Silsbee
                                    Trading and Transportation Corp. and South
                                    Hampton Refining Company (incorporated by
                                    reference to Exhibit 10(i) to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1999 (File No. 0-6247)).

                  10(j)           - Letter Agreement dated May 3, 1991 between
                                    Sheikh Kamal Adham and the Company
                                    (incorporated by reference to Exhibit 10(j)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(k)           - Promissory Note dated February 17, 1994 from
                                    Hatem El-Khalidi to the Company
                                    (incorporated by reference to Exhibit 10(k)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(l)           - Letter Agreement dated August 15, 1995
                                    between Hatem El-Khalidi and the Company
                                    (incorporated by reference to Exhibit 10(l)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(m)           - Letter Agreement dated August 24, 1995
                                    between Sheikh Kamal Adham and the Company
                                    (incorporated by reference to Exhibit 10(m)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                  10(n)           - Letter Agreement dated October 23, 1995
                                    between Sheikh Fahad Al-Athel and the
                                    Company (incorporated by reference to
                                    Exhibit 10(n) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                  10(o)           - Letter Agreement dated November 30, 1996
                                    between Sheikh Fahad Al-Athel and the
                                    Company.

                  10(p)           - Stock Purchase Agreement dated as of January
                                    25, 2000 between Spechem, S.A. de. C.V. and
                                    Texas Oil and Chemical Co. II, Inc.
                                    (incorporated by reference to Exhibit 10(p)
                                    to the Company's Annual Report on Form 10-K
                                    for the year ended December 31, 1999 (File
                                    No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION
                -------                            -----------
                  10(q)           - Loan and Security Agreement dated as of
                                    December 30, 1999 by and among Heller
                                    Financial Leasing, Inc., South Hampton
                                    Refining Company and the Gulf State Pipe
                                    Line Company, Inc., together with related
                                    Promissory Note, Guaranty made by the
                                    Company, Guaranty made by American Shield
                                    Refining Company, Guaranty made by Texas Oil
                                    and Chemical Co. II, Inc., Pledge Agreement
                                    made by Texas Oil and Chemical Co. II, Inc.,
                                    Pledge Agreement made by South Hampton
                                    Refining Company, Ground Lease, Sub-Ground
                                    Lease and Hazardous Materials Indemnity
                                    Agreement (incorporated by reference to
                                    Exhibit 10(q) to the Company's Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999 (File No. 0-6247)).

                                  - (a) Agreement dated as of April 1, 2001
                                    among South Hampton Refining Company, Gulf
                                    State Pipe Line Company and Heller Financial
                                    Leasing, Inc., together with Amended and Restated Promissory Note (incorporated by reference to Exhibit 10(a) to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2001 (File No.
                                    0-6247)).

                  10(r)           - Loan Agreement dated as of September 30,
                                    1999 between South Hampton Refining Company
                                    and Southwest Bank of Texas, N.A., together
                                    with related Promissory Note, Security
                                    Agreement, Arbitration Agreement and
                                    Guaranty Agreement made by Texas Oil and
                                    Chemical Co. II, Inc. (incorporated by
                                    reference to Exhibit 10(r) to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1999 (File No. 0-6247)).

                                  - (a) First Amendment to Loan Agreement dated
                                    June 20, 2000 between South Hampton Refining
                                    Company and Southwest Bank of Texas, N.A., together with related Promissory Note,
                                    Security Agreement, Arbitration Agreement and Guaranty Agreement made by Texas Oil and Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(a) to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 2001 (File No.
                                    0-6247)).

                                  - (b) Second Amendment to Loan Agreement dated
                                    as of May 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note (incorporated by reference to Exhibit 10(b) to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2001 (File No. 0-6247)).

                EXHIBIT
                NUMBER                             DESCRIPTION
                -------                            -----------
                                  - (c) Third Amendment to Loan Agreement dated
                                    as of July 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note (incorporated by reference
                                    to Exhibit 10(a) to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2001 (File No. 0-6247)).

                                  - (d) Fourth Amendment to Loan Agreement dated
                                    as of October 31, 2001 between South Hampton
                                    Refining Company and Southwest Bank of
                                    Texas, N.A., together with related
                                    Promissory Note.

                                  - (e) Fifth Amendment to Loan Agreement dated
                                    as of December 31, 2001 between South
                                    Hampton Refining Company and Southwest Bank of Texas, N.A., together with related
                                    Promissory Note.

                  21              - Subsidiaries.