Form 10-Q
period 2002-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2002-08-19
CIK 7039

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

                        FOR QUARTER ENDING MARCH 31, 2002

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2002: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
================================================================================



                                                           MARCH 31, 2002       DECEMBER 31,
                                                            (UNAUDITED)            2001
                                                           ---------------    ---------------

ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                            $       219,375    $       199,529
      Trade Receivables                                          5,031,839          4,437,562
      Inventories                                                  965,662            723,313
      Derivative Financial Instruments                             701,610                 --
                                                           ---------------    ---------------
         Total Current Assets                                    6,918,486          5,360,404

   REFINERY PLANT, PIPELINE AND EQUIPMENT                       17,886,714         17,704,363
      Less: Accumulated Depreciation                            (7,293,742)        (6,945,934)
                                                           ---------------    ---------------
         Net Plant, Pipeline and Equipment                      10,592,972         10,758,429

   AL MASANE PROJECT                                            35,598,723         35,498,808
   OTHER INTERESTS IN SAUDI ARABIA                               2,431,248          2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                       1,210,921          1,210,969
   OTHER ASSETS                                                    432,848            487,825
                                                           ---------------    ---------------

         TOTAL ASSETS                                      $    57,185,198    $    55,747,683
                                                           ===============    ===============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                               $     5,518,053    $     5,197,981
      Accrued Liabilities                                        2,632,421          2,913,145
      Accrued Liabilities in Saudi Arabia                        2,325,174          2,308,774
      Notes Payable                                             11,743,780         11,743,780
      Current Portion of Long-Term Debt                          7,565,369          7,598,768
                                                           ---------------    ---------------
            Total Current Liabilities                           29,784,797         29,762,448

   DEFERRED REVENUE                                                127,098            120,872
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  851,813            853,362

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2002
      and 2001                                                   2,243,199          2,243,199
   ADDITIONAL PAID-IN CAPITAL                                   36,512,206         36,512,206
   ACCUMULATED DEFICIT                                         (13,035,525)       (13,238,514)
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                   701,610           (505,890)
                                                           ---------------    ---------------
         Total Stockholders' Equity                             26,421,490         25,011,001
                                                           ---------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    57,185,198    $    55,747,683
                                                           ===============    ===============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================



                                                 THREE MONTHS       THREE MONTHS
                                                     ENDED             ENDED
                                                 MARCH 31, 2002    MARCH 31, 2001
                                                 --------------    --------------

REVENUES
   Refined Product Sales                         $    7,680,450    $    7,295,822
   Processing Fees                                      960,126         1,064,701
                                                 --------------    --------------
                                                      8,640,576         8,360,523

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                            6,921,448         7,952,108
   General and Administrative                           876,666           700,784
   Depreciation                                         347,807           345,983
                                                 --------------    --------------
                                                      8,145,921         8,998,875
                                                 --------------    --------------

      OPERATING INCOME (LOSS)                           494,655          (638,352)

OTHER INCOME (EXPENSE)
   Interest Income                                       10,118            11,646
   Interest Expense                                    (245,146)         (351,342)
   Minority Interest                                      1,550            42,671
   Foreign Exchange Transaction Gain (Loss)             (84,328)            4,850
   Miscellaneous Income                                  26,140            27,401
                                                 --------------    --------------
                                                       (291,666)         (264,774)
                                                 --------------    --------------

      NET INCOME (LOSS)                          $      202,989    $     (903,126)
                                                 ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                         $         0.01    $        (0.04)
                                                 ==============    ==============

   Diluted                                       $         0.01    $        (0.04)
                                                 ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   EQUIVALENT SHARES OUTSTANDING:

   Basic                                             22,731,994        22,788,994
                                                 ==============    ==============

   Diluted                                           22,731,994        22,788,994
                                                 ==============    ==============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
================================================================================


                                                                                                      ACCUMULATED
                                                 COMMON STOCK            ADDITIONAL                      OTHER
                                          ---------------------------     PAID-IN      ACCUMULATED    COMPREHENSIVE
                                             SHARES         AMOUNT        CAPITAL        DEFICIT       INCOME (LOSS)      TOTAL
                                          ------------   ------------   ------------   ------------   --------------   ------------
JANUARY 1, 2002                             22,431,994   $  2,243,199   $ 36,512,206   $(13,238,514)   $   (505,890)   $ 25,011,001

Comprehensive Income
   Net Income                                       --             --             --        202,989              --         202,989

   Fair Value Adjustments of Derivatives            --             --             --             --       1,399,335       1,399,335
   Reclassification Adjustments for
      Realized Losses                               --             --             --             --        (191,835)       (191,835)
                                                                                                                       ------------
         Comprehensive Income                       --             --             --             --              --       1,410,489
                                          ------------   ------------   ------------   ------------    ------------    ------------

MARCH 31, 2002                              22,431,994   $  2,243,199   $ 36,512,206   $(13,035,525)   $    701,610    $ 26,421,490
                                          ============   ============   ============   ============    ============    ============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================


                                                                                    THREE MONTHS ENDED
                                                                             ----------------------------------
                                                                              MARCH 31, 2002     MARCH 31, 2001
                                                                             ---------------    ---------------

OPERATING ACTIVITIES
   Net Income (Loss)                                                         $       202,989    $      (903,126)
   Adjustments for Non-Cash Transactions
      Depreciation                                                                   347,807            345,983
      Increase (Decrease) in Deferred Revenue                                          6,226             (8,608)
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                                      (594,277)           420,557
      Decrease (Increase) in Inventories                                            (242,349)           414,602
      Decrease in Other Assets                                                        54,977             38,146
      (Decrease) Increase in Accounts Payable and Accrued Liabilities                545,238           (212,428)
      Increase in Accrued Liabilities in Saudi Arabia                                 16,400             13,660
   Other                                                                              (1,548)           (42,673)
                                                                             ---------------    ---------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      335,463             66,113
                                                                             ---------------    ---------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                                    (99,915)           (82,931)
   Additions to Refinery Plant, Pipeline and Equipment                              (182,351)           (61,659)
   Reduction in Mineral Properties in the United States                                   48              3,104
                                                                             ---------------    ---------------

      NET CASH USED IN INVESTING ACTIVITIES                                         (282,218)          (141,486)
                                                                             ---------------    ---------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                              109,712             87,526
   Reduction of Notes Payable and Long-Term Obligations                             (143,111)           (27,003)
                                                                             ---------------    ---------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (33,399)            60,523
                                                                             ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                       19,846            (14,850)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                               199,529            158,977
                                                                             ---------------    ---------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                             $       219,375    $       144,127
                                                                             ===============    ===============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information in the Company's December 31, 2001 Annual Report on Form 10-K.

   These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton") and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico, which was purchased on January 25, 2000 for $2.5 million. The Company also owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.
   `
2. INVENTORIES

   Inventories include the following:


                                                                     MARCH 31, 2002        DECEMBER 31, 2001
                                                                     --------------        -----------------

      Refined products                                                 $ 965,662             $   723,313
                                                                       =========             ===========

  Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 2002, current cost exceeded LIFO value by approximately $45,000. At December 31, 2001, LIFO inventory approximated current cost.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2002 and 2001, respectively.


                                                                                            THREE MONTHS ENDED
                                                                                             MARCH 31,       -
                                                                                         ------------------------
                                                                                           2002           2001
                                                                                         --------       ---------

       Net Income (Loss)                                                                 $    203       $    (903)
                                                                                         ========       =========

       Weighted average shares outstanding - basic                                         22,732          22,789
          Dilutive effect of convertible debt                                                 511              --
                                                                                         --------       ---------
       Weighted average shares outstanding - diluted                                       23,243          22,789
                                                                                         ========       =========

       Net Income (Loss) per share:
          Basic and diluted                                                              $   0.01       $   (0.04)
                                                                                         ========       =========

   In the three months ended March 31, 2002 and 2001, options for 810,000 shares and 872,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive. Options for 62,000 shares expired in March 2002.

4. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, miscellaneous income and minority interest. Information on the segments is as follows:


THREE MONTHS ENDED MARCH 31, 2002          REFINING           MINING              TOTAL
                                       ---------------    ---------------    ---------------
Revenue from external customers        $     8,640,576    $            --    $     8,640,576

Depreciation                                   347,240                567            347,807
Operating income (loss)                        547,958            (53,303)           494,655

Total assets                           $    17,899,925    $    39,285,273    $    57,185,198




THREE MONTHS ENDED MARCH 31, 2001         REFINING            MINING              TOTAL
                                       ---------------    ---------------    ---------------

Revenue from external customers        $     8,360,523    $            --    $     8,360,523
Depreciation                                   345,401                582            345,983
Operating loss                                (585,280)           (53,072)          (638,352)

Total assets                           $    18,697,922    $    37,808,123    $    56,506,045



    Information regarding foreign operations for the three months ended March 31, 2002 and 2001 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.



                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

REVENUES
   United States                                     $      8,034   $      7,849
   Mexico                                                     607            512
   Saudi Arabia                                                --             --
                                                     ------------   ------------
                                                     $      8,641   $      8,361
                                                     ============   ============
LONG-LIVED ASSETS
   United States                                     $      7,013   $      7,148
   Mexico                                                   5,224          5,525
   Saudi Arabia                                            38,030         37,818
                                                     ------------   ------------
                                                     $     50,267   $     50,491
                                                     ============   ============


5.  LEGAL PROCEEDINGS

    South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, Dupont, Atlantic Richfield and South Hampton. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas was settled in 2001, with South Hampton contributing $10,000 toward the settlement. Another lawsuit has been settled in 2002 with South Hampton agreeing to pay a total of $60,000 in quarterly payments by the end of the year. In February 2002, a new lawsuit was filed in Jefferson County, Texas, which contains claims similar to the other suits. South Hampton intends to vigorously defend itself against these lawsuits.

    In August 1997, the Texas Natural Resource Conservation Commission ("TNRCC") notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its refinery operations into compliance The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns. South Hampton feels the penalty is greatly overstated and intends to vigorously defend itself against it.

    On February 2, 2000, the TNRCC amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TNRCC proposes that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On December 13, 2001, the TNRCC notified South Hampton that it found several violations of TNRCC rules during a record review in October 2001 and proposed that the administrative penalties be increased another $59,000. South Hampton settled this particular claim in April 2002 for approximately $5,900. South Hampton believes the original penalty and the additional allegations are greatly overstated and intends to vigorously defend itself against these additional allegations, the proposed penalties and proposed corrective actions.

6.  LONG-TERM DEBT

    South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest at the bank's prime rate plus .5% is payable monthly. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. A second amended agreement was entered into on May 31, 2001 which extended the due date from May 31, 2001 to July 31, 200l. The debt was not paid on July 31, 2001. A third amended agreement was entered into on July 31, 2001, which extended the due date to October 31, 2001. The debt was not paid on October 31, 2001. A fourth amended agreement was entered into on October 31, 2001, which extended the due date to December 31, 2001. The debt was not paid on December 31, 2001. A fifth amended agreement was entered into on December 31, 2001, which extended the due date to April 30, 2002. The debt was not paid on April 30, 2002. A sixth amended agreement was entered into on April 30, 2002, which extended the due date to August 31, 2002. At March 31, 2002, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At March 31, 2002, South Hampton was not in compliance with certain covenants contained in the loan agreement; therefore this debt is classified as current in the financial statements.

    Coin has two loans payable to banks in Mexico, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.88% at March 31, 2002). At March 31, 2002, Coin is in default of the loan covenants as a result of not having made its monthly and quarterly payments and has therefore classified the loans as current in the financial statements. Unpaid interest and penalty interest of $1,592,960 has been accrued and is included in accrued liabilities.

    By not being in compliance with the loan agreement covenants, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

7.  NATURAL GASOINE SWAP AGREEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires all derivative financial instruments to be recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and the effectiveness of the hedge. As required, the Company adopted SFAS No. 133 on January 1, 2001.

    All of the Company's derivatives are designated as cash flow hedges. Therefore, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. Effectiveness of hedges is determined by their success in offsetting the variability of cash flows associated with the hedged item. Hedge ineffectiveness had no effect on the results of operation for the quarter ended March 31, 2002.

    In July 2001, October 2001 and February 2002, the Company entered into swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The first two agreements expired in January and July 2002. The third agreement expires in December 2002. The Company's primary source of feedstock is natural gasoline. The effect of these agreements is to limit the Company's exposure by fixing the natural gasoline price of approximately 25,000 barrels (1,050,000 gallons) of feedstock per month over the term of the agreements. This amount of material approximates 50% of the Company's average monthly feedstock requirements. The agreements had no cost to the Company. During the quarter ended March 31, 2002, the Company recognized $191,835 in additional expenses attributable to the difference between the actual natural gasoline prices and the fixed prices under the swap agreements. At March 31, 2002, the agreements had a total positive fair value of approximately $702,000.

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

    SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million and in 2001 of $199,629, which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of 2001 and the first quarter of 2002. Management took steps, beginning in July 2001, to protect the operations from extreme fluctuations in the price of its feedstock purchases by hedging approximately 50% of its needs through December 2002. In addition, the purchase price of natural gas, which is used as fuel gas, has been fixed by agreement for the period from July 2001 through February 2003.

    As mentioned in Note 6, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at March 31, 2002, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amount due.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At March 31, 2002, unpaid annual rental payments total approximately $308,000.

    On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is issued, which is expected before the end of 2002. If the Saudi Arabian government does not issue the exploration license, the Company believes that it will be entitled to a refund of the monies expended, since the Company was authorized by the Saudi Arabian government to carry out exploration work in this area while waiting for the exploration license to be issued.

    The Company's mineral interest in the United States is represented by its ownership interest in Pioche, which has been inactive for many years. Its properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,260,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,065,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government were to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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


RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2002, total refined product sales increased approximately $385,000 ($173,000 attributable to Coin) or 5%, while the cost of sales (excluding depreciation) decreased approximately $1,031,000 ($65,000 attributable to Coin) or 13% from the same period in 2001. Consequently, the total gross profit margin on sales in the first quarter of 2002 increased approximately $1,415,000 or 216% compared to the same period in 2001. This includes Coin's gross profit margin, which increased approximately $107,000 or 223%.

    The gross profit margins of the refining operations were much improved for the first quarter of 2002 from what was seen a year earlier. In the first quarter of 2001, the petroleum/petrochemical industry was just coming out of one of the more short-lived, yet shocking periods in the history of the business. During most of 2000, prices for petroleum products and natural gas rose steadily. Coming from a period of some ten years of reasonable price and supply stability, by the end of 2000 prices for natural gasoline (South Hampton's feedstock) were approximately double the previous ten year average. On top of that event, the price of natural gas, the most commonly used fuel in the industry, was more than four times the average price of the previous ten years. The Company and the petrochemical industry in general were not prepared for such dramatic pricing changes, and the economics of most facilities were dramatically affected. While some companies were forced to shut down their operations temporarily, South Hampton managed to reduce its fuel usage, use alternate fuels, raise product prices, and otherwise adjust its business to weather the period of instability. The first quarter results of 2001 were still negative due to the size of the loss in January, and the quarter ended with a net loss and a negative cash flow. While South Hampton operations suffered a severe loss in the month of January 2001, by February 2001 a positive cash flow was established, a result which has been maintained since then.

     The first quarter of 2002 reflects the economics of the Company, which developed starting in the second quarter of 2001, and has continued through the present time. As pricing on feedstock and natural gas fell closer to historic levels the profitability and stability of earnings have returned. Sales volume in the first quarter of 2002 was approximately 21% higher than in 2001 and average cost of feedstock was 30% lower. Toll processing fees, which are earned when the Company manufactures products on a fee basis for others, remained fairly stabile for the 2001 quarter at approximately $960,000 as compared to approximately $1,065,000 in the prior year. Manufacturing costs were down by approximately 11%, which reflects natural gas prices falling from a high of $9.94 per MMBTU in January 2001 to an average of $3.25 for the first quarter of 2002. Natural gas is the Company's single largest manufacturing cost and dramatic price changes in this fuel cost, as occurred in late 2000 and early 2001, can have a dramatic effect on the economics of the operation. Since September 2001, the Company has entered into purchase contracts for approximately 90% of its normal monthly requirements for natural gas. Since the cost of fuel gas so directly and immediately affects the cost of the refined product, it is felt that a predictable price is more important than taking the risk of a moving market. Natural gas prices have become so volatile that simply having a stable supply and price is an acceptable goal. Administrative expenses in the first quarter of 2002 for this segment were higher than in the same prior year period by approximately $176,000.

    To prevent the fluctuations in the market from affecting the profitability of the refining operation to such a degree as was seen in the 2000 or early 2001 time frame, the Company has put a hedging program in place for both feedstock and natural gas. The policy of the Company is to keep approximately 50% of its normal feedstock requirements covered by a future hedge for a six to nine month period. Management considers that this time frame allows the Company adequate time to respond if the market price of feedstock rises significantly and stays at the higher levels for several months. The program is not designed to play the market to attempt to pay the lowest possible price for feedstock but to insure against any sudden and extreme price fluctuations.

    The Mexico refinery has continued to struggle economically even though the feedstock costs and markets in Mexico have adjusted as they have in the U.S. The market for product remains weak and under priced but Coin has made progress in changing its product mix to better match the needs of its domestic markets. It has also been able to reduce expenses by reducing the number of personnel needed for its operations. For the first quarter of 2002, the refinery operated virtually full time, with the excess product being exported into the U.S. to handle the overflow demand created by the South Hampton marketing efforts. By contrast, during the first quarter of 2001, the Mexico refinery was shut down and Coin survived by buying and reselling product. It is expected that on an ongoing basis for 2002, this facility will operate approximately 70% of the time which will be sufficient to fulfill the market needs in the country and to export to the U.S. to assist South Hampton in meeting its needs. Progress is being made in developing outlets in South America for additional product and Coin sees this area as an important market for the future of its operation.

    The outlook for the refining operation remains good for 2002. Sales volume remains steady even as the economy of the nation appears to be in a state of fluctuation. Stability of feedstock and natural gas prices remains an important issue but the Company feels it has sufficient safeguards in place to prevent a recurrence of the losses, which occurred in late 2000 and early 2001. Toll processing remains an important part of the manufacturing operation and the Company intends to remain alert for opportunities to increase that portion of the business. While the development of the Mexico operation has taken longer than was anticipated when the facility was purchased in early 2000, Management believes it is making progress in arranging the business to make full use of its potential. With all of the pieces in place, it is believed that profitability and positive cash flow will be maintained near current levels for the remainder of the year 2002.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2002. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SHAREHOLDER PROPOSALS

    Any proposal by a shareholder of the Company intended to be presented at the 2002 annual meeting of shareholders, which is tentatively scheduled sometime in November 2002, must be received by the Company at its principal executive office no later than September 9, 2002 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the 2002 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than September 27, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10 (a) - Sixth Amendment to Loan Agreement dated as of April 30, 2002 between South Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note.

    99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended March 31, 2002.


                            ------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 2002
                                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                  ------------------------------------
                                  (Registrant)


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