Form 10-Q
period 2002-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2002-08-29
CIK 7039

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

                        FOR QUARTER ENDING JUNE 30, 2002

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2002: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                              JUNE 30, 2002             DECEMBER 31,
                                                               (UNAUDITED)                  2001
                                                             ---------------           ---------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                              $       263,535           $       199,529
      Trade Receivables                                            4,993,895                 4,437,562
      Inventories                                                    677,607                   723,313
      Derivative Financial Instruments                               792,750                        --
                                                             ---------------           ---------------
         Total Current Assets                                      6,727,787                 5,360,404

   REFINERY PLANT, PIPELINE AND EQUIPMENT                         18,015,436                17,704,363
      Less: Accumulated Depreciation                              (7,623,231)               (6,945,934)
                                                             ---------------           ---------------
         Net Plant, Pipeline and Equipment                        10,392,205                10,758,429

   AL MASANE PROJECT                                              35,816,682                35,498,808
   OTHER INTERESTS IN SAUDI ARABIA                                 2,431,248                 2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                         1,211,159                 1,210,969
   OTHER ASSETS                                                      434,378                   487,825
                                                             ---------------           ---------------

         TOTAL ASSETS                                        $    57,013,459           $    55,747,683
                                                             ===============           ===============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                                 $     5,004,362           $     5,197,981
      Accrued Liabilities                                          2,674,574                 2,913,145
      Accrued Liabilities in Saudi Arabia                          2,460,432                 2,308,774
      Notes Payable                                               11,743,780                11,743,780
      Current Portion of Long-Term Debt                            7,166,444                 7,598,768
                                                             ---------------           ---------------
            Total Current Liabilities                             29,049,592                29,762,448

   DEFERRED REVENUE                                                  152,277                   120,872
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                    849,799                   853,362

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2002
      and 2001                                                     2,243,199                 2,243,199
   ADDITIONAL PAID-IN CAPITAL                                     36,512,206                36,512,206
   ACCUMULATED DEFICIT                                           (12,586,364)              (13,238,514)
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                     792,750                  (505,890)
                                                             ---------------           ---------------
         Total Stockholders' Equity                               26,961,791                25,011,001
                                                             ---------------           ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    57,013,459           $    55,747,683
                                                             ===============           ===============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   --------------------------------        --------------------------------
                                                   JUNE 30, 2002      JUNE 30, 2001        JUNE 30, 2002      JUNE 30, 2001
                                                   -------------      -------------        -------------      -------------

REVENUES
    Refined Product Sales                          $  8,063,221        $  7,941,893        $ 15,743,671        $ 15,237,715
    Processing Fees                                   1,015,404             898,785           1,975,530           1,963,486
                                                   ------------        ------------        ------------        ------------
                                                      9,078,625           8,840,678          17,719,201          17,201,201

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                            7,673,984           7,506,002          14,595,432          15,458,110
    General and Administrative                          817,580             846,867           1,694,246           1,547,651
    Depreciation                                        349,864             345,525             697,671             691,508
                                                   ------------        ------------        ------------        ------------
                                                      8,841,428           8,698,394          16,987,349          17,697,269
                                                   ------------        ------------        ------------        ------------

    OPERATING INCOME (LOSS)                             237,197             142,284             731,852            (496,068)

OTHER INCOME (EXPENSE)
    Interest Income                                       9,848              12,092              19,966              23,738
    Interest Expense                                   (294,428)           (403,463)           (539,574)           (754,805)
    Minority Interest                                     2,014              55,765               3,564              98,436
    Foreign Exchange Transaction Gain (Loss)            439,970             (79,852)            355,642             (75,002)
    Miscellaneous Income                                 64,950              65,676              91,090              93,077
                                                   ------------        ------------        ------------        ------------
                                                        222,354            (349,782)            (69,312)           (614,556)
                                                   ------------        ------------        ------------        ------------

    NET INCOME (LOSS) BEFORE
     INCOME TAXES                                       459,551            (207,498)            662,540          (1,110,624)

INCOME TAX EXPENSE                                       10,390                  --              10,390                  --
                                                   ------------        ------------        ------------        ------------

    NET INCOME (LOSS)                              $    449,161        $   (207,498)       $    652,150        $ (1,110,624)
                                                   ============        ============        ============        ============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                          $       0.02        $      (0.01)       $       0.03        $      (0.05)
                                                   ============        ============        ============        ============

    Diluted                                        $       0.02        $      (0.01)       $       0.03        $      (0.05)
                                                   ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                            22,731,994          22,788,994          22,731,994          22,788,994
                                                   ============        ============        ============        ============

    Diluted                                          23,243,274          22,788,994          23,243,274          22,788,994
                                                   ============        ============        ============        ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------



                                                                                                       ACCUMULATED
                                                COMMON STOCK            ADDITIONAL                        OTHER
                                         ---------------------------      PAID-IN      ACCUMULATED    COMPREHENSIVE
                                            SHARES         AMOUNT         CAPITAL        DEFICIT      INCOME (LOSS)       TOTAL
                                         ------------   ------------   ------------   ------------    ------------    ------------

JANUARY 1, 2002                            22,431,994   $  2,243,199   $ 36,512,206   $(13,238,514)   $   (505,890)   $ 25,011,001

Comprehensive Income
   Net Income                                      --             --             --        652,150              --         652,150

   Fair Value Adjustments of Derivatives           --             --             --             --       1,313,760       1,313,760
   Reclassification Adjustments for
      Realized Losses                              --             --             --             --         (15,120)        (15,120)
                                                                                                                      ------------

         Comprehensive Income                                                                                            1,950,790
                                         ------------   ------------   ------------   ------------    ------------    ------------

JUNE 30, 2002                              22,431,994   $  2,243,199   $ 36,512,206   $(12,586,364)   $    792,750    $ 26,961,791
                                         ============   ============   ============   ============    ============    ============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    SIX MONTHS ENDED
                                                                            ---------------------------------
                                                                            JUNE 30, 2002       JUNE 30, 2001
                                                                            -------------       -------------

OPERATING ACTIVITIES
   Net Income (Loss)                                                         $    652,150        $ (1,110,624)
   Adjustments for Non-Cash Transactions
      Depreciation                                                                697,671             691,508
      Increase (Decrease) in Deferred Revenue                                      31,405             (17,216)
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                                   (556,333)            391,259
      Decrease (Increase) in Inventories                                           45,706            (176,398)
      Decrease in Other Assets                                                     53,447              99,576
      Increase in Accounts Payable and Accrued Liabilities                         73,700             421,270
      Increase in Accrued Liabilities in Saudi Arabia                              34,325              28,954
   Other                                                                          (23,937)            (99,352)
                                                                             ------------        ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,008,134             228,977
                                                                             ------------        ------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                                (200,541)           (162,206)
   Additions to Refinery Plant, Pipeline and Equipment                           (311,073)            (68,137)
   (Additions to) Reduction in Mineral Properties in the United States               (190)              3,374
                                                                             ------------        ------------

      NET CASH USED IN INVESTING ACTIVITIES                                      (511,804)           (226,969)
                                                                             ------------        ------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                            56,767             280,107
   Reduction of Notes Payable and Long-Term Obligations                          (489,091)           (121,480)
                                                                             ------------        ------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (432,324)            158,627
                                                                             ------------        ------------

NET INCREASE IN CASH                                                               64,006             160,635

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                            199,529             158,977
                                                                             ------------        ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                             $    263,535        $    319,612
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

2. INVENTORIES

   Inventories include the following:

                                                                    JUNE 30, 2002         DECEMBER 31, 2001
                                                                    -------------         -----------------

      Refined products                                                 $ 677,607             $   723,313
                                                                       =========             ===========

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 2002, current cost exceeded LIFO value by approximately $91,000. At December 31, 2001, LIFO inventory approximated current cost.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001, respectively.

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  -----------------------------      -----------------------------
                                                      2002             2001              2002             2001
                                                  ------------     ------------      ------------     ------------

Net income (loss) -- basic                        $        449     $       (207)     $        652     $     (1,111)
   Add interest on convertible debt                          5                8                10               17
                                                  ------------     ------------      ------------     ------------
Net income (loss) -- diluted                      $        454     $       (199)     $        662     $     (1,094)
                                                  ============     ============      ============     ============

Weighted average shares outstanding -- basic            22,732           22,789            22,732           22,789
   Dilutive effect of convertible debt                     511              511               511              511
                                                  ------------     ------------      ------------     ------------
Weighted average shares outstanding -- diluted          23,243           23,300            23,243           23,300
                                                  ============     ============      ============     ============

Net income (loss) per share -- basic              $        .02     $       (.01)     $        .03     $       (.05)
   Add interest on convertible debt                         --               --                --               --
                                                  ------------     ------------      ------------     ------------
Net income (loss) per share -- diluted            $        .02     $       (.01)     $        .03     $       (.05)
                                                  ============     ============      ============     ============

   In the three and six months ended June 30, 2002 and 2001, options for 810,000 shares and 872,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED JUNE 30, 2002         REFINING           MINING             TOTAL
----------------------------------     ------------      ------------      ------------
   Revenue from external customers     $  9,078,625      $         --      $  9,078,625
   Depreciation                             349,297               567           349,864
   Operating income (loss)                  285,497           (48,300)          237,197

   Total assets                        $ 17,357,405      $ 39,656,054      $ 57,013,459

THREE MONTHS ENDED JUNE 30, 2001         REFINING           MINING             TOTAL
----------------------------------     ------------      ------------      ------------
   Revenue from external customers     $  8,840,678      $         --      $  8,840,678
   Depreciation                             344,943               582           345,525
   Operating income (loss)                  180,169           (37,885)          142,284

   Total assets                        $ 17,765,898      $ 39,215,373      $ 56,981,270

SIX MONTHS ENDED JUNE 30, 2002           REFINING           MINING             TOTAL
----------------------------------     ------------      ------------      ------------
   Revenue from external customers     $ 17,719,201      $         --      $ 17,719,201
   Depreciation                             696,537             1,134           697,671
   Operating income (loss)                  833,455          (101,603)          731,852

SIX MONTHS ENDED JUNE 30, 2001           REFINING           MINING             TOTAL
----------------------------------     ------------      ------------      ------------
   Revenue from external customers     $ 17,201,201      $         --      $ 17,201,201
   Depreciation                             690,344             1,164           691,508
   Operating loss                          (405,111)          (90,957)         (496,068)

    Information regarding foreign operations for the three and six months ended June 30, 2002 and 2001 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.


                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                 JUNE 30,                          JUNE 30,
                      -----------------------------     -----------------------------
                          2002             2001             2002             2001
                      ------------     ------------     ------------     ------------

REVENUES
   United States      $      8,612     $      8,734     $     16,645     $     16,582
   Mexico                      467              107            1,074              619
   Saudi Arabia                 --               --               --               --
                      ------------     ------------     ------------     ------------
                      $      9,079     $      8,841     $     17,719     $     17,201
                      ============     ============     ============     ============
LONG-LIVED ASSETS
   United States      $      6,690     $      6,897
   Mexico                    4,913            5,438
   Saudi Arabia             38,248           37,897
                      ------------     ------------
                      $     49,851     $     50,232
                      ============     ============

5. LEGAL PROCEEDINGS

    South Hampton, together with several other companies, is a defendant in five lawsuits filed in Jefferson County and Orange County, Texas in the period from December 1997 to December 2000 by former employees of the southeast Texas plants of Goodyear Tire & Rubber Company, Dupont, Atlantic Richfield and South Hampton. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. One of the lawsuits brought in Jefferson County, Texas was settled in 2001, with South Hampton contributing $10,000 toward the settlement. Another lawsuit was settled in January 2002 with South Hampton agreeing to pay a total of $60,000 in quarterly payments by the end of the year. In February 2002, a new lawsuit was filed in Jefferson County, Texas, which contains claims similar to the other suits. South Hampton intends to vigorously defend itself against these lawsuits.

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


6. LONG-TERM DEBT

    South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest at the bank's prime rate plus .5% is payable monthly. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. A second amended agreement was entered into on May 31, 2001 which extended the due date from May 31, 2001 to July 31, 2001. The debt was not paid on July 31, 2001. A third amended agreement was entered into on July 31, 2001, which extended the due date to October 31, 2001. The debt was not paid on October 31, 2001. A fourth amended agreement was entered into on October 31, 2001, which extended the due date to December 31, 2001. The debt was not paid on December 31, 2001. A fifth amended agreement was entered into on December 31, 2001, which extended the due date to April 30, 2002. The debt was not paid on April 30, 2002. A sixth amended agreement was entered into on April 30, 2002, which extended the due date to August 31, 2002. At June 30, 2002, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At June 30, 2002, South Hampton was not in compliance with certain covenants contained in the loan agreement; therefore this debt is classified as current in the financial statements.

    Coin has two loans payable to banks in Mexico, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.84% at June 30, 2002).

    At June 30, 2002, Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and has therefore classified the loans as current in the financial statements. Unpaid interest and penalty interest of $1,625,170 has been accrued and is included in accrued liabilities.

    By not being in compliance with the loan agreement covenants, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.


7. NATURAL GASOLINE SWAP AGREEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires all derivative financial instruments to be recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and the effectiveness of the hedge. As required, the Company adopted SFAS No. 133 on January 1, 2001. All of the Company's derivatives are designated as cash flow hedges. Therefore, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
    (loss) and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. Effectiveness of hedges is determined by their success in offsetting the variability of cash flows associated with the hedged item. Hedge ineffectiveness had no effect on the results of operation for the quarter and six months ended June 30, 2002.

    In July 2001, October 2001 and February 2002, the Company entered into swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The first two agreements expired in January and July 2002. The third agreement expires in December 2002. The Company's primary source of feedstock is natural gasoline. The effect of these agreements is to limit the Company's exposure by fixing the natural gasoline price of approximately 25,000 barrels (1,050,000 gallons) of feedstock per month over the term of the agreements. This amount of material approximates 50% of the Company's average monthly feedstock requirements. The agreements had no cost to the Company. During the six months ended June 30, 2002, the Company recognized $15,120 in additional expenses attributable to the difference between the actual natural gasoline prices and the fixed prices under the swap agreements. At June 30, 2002, the agreements had a total positive fair value of approximately $793,000.

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

    SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million and in 2001 of $199,629, which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of 2001 and the first six months of 2002. Management took steps, beginning in July 2001, to protect the operations from extreme fluctuations in the price of its feedstock purchases by hedging approximately 50% of its needs through December 2002. In addition, the purchase price of natural gas, which is used as fuel gas, has been fixed by agreement for the period from July 2001 through February 2003.

    As mentioned in Note 6, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at June 30, 2002, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amount due.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At June 30, 2002, unpaid annual rental payments total approximately $425,000.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,260,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,083,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2002, total refined product sales increased approximately $121,000 or 2%, while the cost of sales (excluding depreciation) increased approximately $168,000 or 2% from the same period in 2001. Coin's sales increased approximately $282,000 or 153%, while its cost of sales increased approximately $249,000 or 97%. Consequently, the total gross profit margin on sales in the second quarter of 2002 decreased approximately $47,000 or 11% compared to the same period in 2001. This includes Coin's negative gross profit margin for this quarter of approximately $38,000, an increase of 47% from the same quarter in 2001.

    In the six months ended June 30, 2002, total refined product sales increased approximately $506,000 or 3%, while the cost of sales (excluding depreciation) decreased approximately $863,000 or 6% from the same period in 2001. Coin's sales increased approximately $455,000 or 73%, while its cost of sales increased approximately $314,000 or 43%. Consequently, the total gross profit margin on product sales in the first six months of 2002 increased approximately $1,369,000 or 621% compared to the same period in 2001. This includes Coin's gross profit margin for the six months of approximately $21,000, an increase of approximately $141,000 or 118% from the same period in 2001.

    The results of the refining operations in Silsbee for the second quarter of 2002 were interesting in that they were similar in the bottom line results for the second quarter of 2001, but were very different in how they got there. In 2001, the industry, and the country in general, were coming out of a period when petroleum and natural gas prices had risen to the highest levels in ten years. After having suffered losses in the third and fourth quarters of 2000 and having gained a small positive cash flow in the first quarter of 2001, the Company finally had its sales prices high enough, and feedstock and operating expenses low enough, so that there was a positive cash flow of $703,908 in the second quarter of 2001. Sales for that quarter were 6.6 million gallons of solvents, which represented a 20% increase over the first quarter of 2001. The average selling price was near $1.19 per gallon but the average feedstock price was over $.70 per gallon during that second quarter of 2001. By contrast, a year later in the second quarter of 2002, the average selling price is reduced by 13% to $1.05 per gallon, the average feedstock cost is down by about the same 13% to $.63 per gallon, however volume increased 10% to over 7.2 million gallons for the quarter which resulted in a positive cash flow of $708,673. Management believes these results show the resiliency of the refining operation within its specialty niche of high purity solvents. When the business environment within the petrochemical industry changes, the Company has the ability to adapt and be successful in the business. The lower selling prices are the result of competition within the market and the realization by the customers that feedstock prices have come down and therefore there is room for negotiation involving volume and price.

    There was some concern during the first quarter of 2002 that the increase in sales and stronger demand was due to two influences. The first was that customers had decreased inventories at the end of 2001 for tax and reporting purposes and that the increased demand was simply replenishing those normal inventory levels. The second was the thought that many felt that petroleum prices were poised for an increase in the second quarter of 2002 and were ordering materials and increasing inventories in anticipation of price increases. As it has turned out, there may have been some truth to both theories, but neither appears to be the sole reason behind the success of the first quarter. The second quarter sales demand remained strong even though inventories should have been restocked long ago, and prices did in fact increase, but not to the extent feared or to the levels where customers would reduce purchases. Current petroleum prices are higher than they were during the strong economic times of the 1990's but do not seem to be at the level that severely limits normal spending or production by the plastics manufacturers making up the majority of the refining operation's customers. Sales for the third quarter have remained healthy as of the current date.

    Natural gas is the Company's single largest manufacturing cost and dramatic price changes in this fuel cost, as occurred in late 2000 and early 2001, can have a dramatic effect on the economics of the operation. Since September 2001, the Company has entered into purchase contracts for approximately 90% of its normal monthly requirements for natural gas. Since the cost of fuel gas so directly and immediately affects the cost of the refined product, it is felt that a predictable price is more important than taking the risk of a moving market. Natural gas prices have become so volatile that simply having a stable supply and price is an acceptable goal. These prices fell from $4.73 in the second quarter of 2001 to $3.34 for the same period of 2002.

    Toll processing fee income, which is earned when the Company manufactures products on a fee basis for others, remained fairly stabile for the second quarter and the first six months of 2002 at approximately $1,015,000 and $1,975,000, respectively as compared to approximately $899,000 and $1,963,000, respectively in the same prior year periods. The foreign exchange transaction gain in the second quarter and first six months of 2002 of approximately $440,000 and $356,000, respectively was primarily a result of a change in the exchange rate of the Mexican peso in relation to the U.S. dollar. Administrative expenses for this segment were lower by $40,000 in the second quarter of 2002 and higher by $136,000 in the first six months of 2002 than in the same prior year periods.

    To prevent the fluctuations in the market from affecting the profitability of the refining operation to such a degree as was seen in the 2000 or early 2001 time frame, the Company has put a hedging program in place for its feedstock purchases. The policy of the Company is to keep approximately 50% of its normal feedstock requirements covered by a future hedge for a six to nine month period. Management considers that this time frame allows the Company adequate time to respond if the market price of feedstock rises significantly and stays at the higher levels for several months. The program is not designed to play the market to attempt to pay the lowest possible price for feedstock but to insure against any sudden and extreme price fluctuations.

    The Mexico refinery has continued to make progress in correcting its difficulties in the aftermath of the difficult economic times in that country. It has continued to make progress in both sales volumes and in cash flow results since restarting production in late 2001. Expenses are under control and new opportunities are being pursued with both the domestic market and in the South American markets. As its operating and financial problems are solved, the facility will provide strategic benefit in three different areas. It will enable the Company to be the premier producer of solvents within Mexico, it will enable the refining operation to be competitive in the growing South American markets, and it can be a secondary supplier to the needs of the U.S. based operations if growth and demand outstrip the domestic capacity.

    The outlook for the refining operations for the third and fourth quarters of 2002 remains good. Sales volumes remain steady and are predicted to remain so through the end of the year. Many in the industry are predicting increased growth and activity in early 2003. Stability in petroleum markets and in the natural gas market, is important to the economy in general and to the petrochemical industry in particular. Most in the business have the ability to adjust to changes in price levels over time but have difficulty managing rapid fluctuations up or down. The refining operation has put several hedges in place to dampen any rapid changes in these markets and expects to continue to do so in the future. With stable feedstock prices and reasonable natural gas costs, the Company believes that earnings for the remainder of 2002 and early 2003 will be profitable and consistent.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2002. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    99.1 -- Certification of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 -- Certification of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended June 30, 2002.


                                   ----------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 28, 2002
      ---------------              ARABIAN AMERICAN DEVELOPMENT COMPANY
                                   ------------------------------------
                                   (Registrant)


                                   /s/ J. A. CRICHTON
                                   ------------------------------------
                                   J. A. Crichton, Chairman of the
                                   Board of Directors


                                   /s/ DREW WILSON, JR.
                                   ------------------------------------
                                   Drew Wilson, Jr. Secretary/Treasurer

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
         99.1  -- Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         99.2  -- Certification of Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.