Form 10-Q
period 2002-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2002-11-19
CIK 7039

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

                      FOR QUARTER ENDING SEPTEMBER 30, 2002

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


Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2002: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                      --------------------    --------------------
                                                          (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                       $            157,224    $            199,529
      Trade Receivables                                          4,899,781               4,437,562
      Inventories                                                  913,547                 723,313
      Derivative Financial Instruments                             433,125                      --
                                                      --------------------    --------------------
         Total Current Assets                                    6,403,677               5,360,404

   REFINERY PLANT, PIPELINE AND EQUIPMENT                       18,135,973              17,704,363
      Less: Accumulated Depreciation                            (7,980,022)             (6,945,934)
                                                      --------------------    --------------------
         Net Plant, Pipeline and Equipment                      10,155,951              10,758,429

   AL MASANE PROJECT                                            35,762,916              35,498,808
   OTHER INTERESTS IN SAUDI ARABIA                               2,431,248               2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                       1,211,324               1,210,969
   OTHER ASSETS                                                    425,812                 487,825
                                                      --------------------    --------------------

         TOTAL ASSETS                                 $         56,390,928    $         55,747,683
                                                      ====================    ====================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable-Trade                          $          4,087,410    $          5,197,981
      Accrued Liabilities                                        2,860,675               2,913,145
      Accrued Liabilities in Saudi Arabia                        2,474,514               2,308,774
      Notes Payable                                             11,743,780              11,743,780
      Current Portion of Long-Term Debt                          7,037,469               7,598,768
                                                      --------------------    --------------------
            Total Current Liabilities                           28,203,848              29,762,448

   DEFERRED REVENUE                                                175,267                 120,872
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  846,009                 853,362

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2002
      and 2001                                                   2,243,199               2,243,199
   ADDITIONAL PAID-IN CAPITAL                                   36,512,206              36,512,206
   ACCUMULATED DEFICIT                                         (12,022,726)            (13,238,514)
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                   433,125                (505,890)
                                                      --------------------    --------------------
         Total Stockholders' Equity                             27,165,804              25,011,001
                                                      --------------------    --------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $         56,390,928    $         55,747,683
                                                      ====================    ====================


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30                   SEPTEMBER 30
                                        ----------------------------    ----------------------------
                                            2002            2001            2002            2001
                                        ---------------   ------------   ------------    ------------
                                                                          (Restated,
                                                                          see Note 8)
REVENUES
    Refined Product Sales               $  8,701,738    $  6,769,237    $ 24,655,518    $ 22,006,952
    Processing Fees                        1,143,885         707,489       3,119,415       2,670,975
                                        ------------    ------------    ------------    ------------
                                           9,845,623       7,476,726      27,774,933      24,677,927

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                 7,915,765       6,539,332      22,511,197      21,997,442
    General and Administrative             1,210,064         953,467       2,904,310       2,501,118
    Depreciation                             356,792         346,381       1,054,463       1,037,889
                                        ------------    ------------    ------------    ------------
                                           9,482,621       7,839,180      26,469,970      25,536,449
                                        ------------    ------------    ------------    ------------

    OPERATING INCOME (LOSS)                  363,002        (362,454)      1,304,963        (858,522)

OTHER INCOME (EXPENSE)
    Interest Income                            8,863          10,572          28,829          34,310
    Interest Expense                        (281,614)       (253,266)       (821,188)     (1,008,071)
    Minority Interest                          3,790          45,583           7,354         144,019
    Foreign Exchange Transaction Gain        215,212         107,487         570,854          32,485
    Miscellaneous Income                      33,886          43,691         124,976         136,768
                                        ------------    ------------    ------------    ------------
                                             (19,863)        (45,933)        (89,175)       (660,489)
                                        ------------    ------------    ------------    ------------

    NET INCOME (LOSS)                   $    343,139    $   (408,387)   $  1,215,788    $ (1,519,011)
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                               $       0.02    $      (0.02)   $       0.05    $      (0.07)
                                        ============    ============    ============    ============

    Diluted                             $       0.02    $      (0.02)   $       0.05    $      (0.07)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    EQUIVALENT SHARES OUTSTANDING:

    Basic                                 22,731,994      22,765,451      22,731,994      22,781,146
                                        ============    ============    ============    ============

    Diluted                               23,243,274      22,765,451      23,243,274      22,781,146
                                        ============    ============    ============    ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                                                                                        ACCUMULATED
                                                    COMMON STOCK          ADDITIONAL                       OTHER
                                           ---------------------------      PAID-IN     ACCUMULATED    COMPREHENSIVE
                                                SHARES       AMOUNT         CAPITAL       DEFICIT       INCOME (LOSS)       TOTAL
                                           ------------   ------------   ------------   ------------   --------------   ------------
JANUARY 1, 2002                              22,431,994   $  2,243,199   $ 36,512,206   $(13,238,514) $     (505,890)   $ 25,011,001

Comprehensive Income
   Net Income                                        --             --             --      1,215,788              --       1,215,788

   Fair Value Adjustments of Derivatives             --             --             --             --         546,315         546,315
   Reclassification Adjustments for
      Realized Gains                                 --             --             --             --         392,700         392,700
                                                                                                                        ------------
         Comprehensive Income                                                                                              2,154,803
                                           ------------   ------------   ------------   ------------    ------------    ------------

SEPTEMBER 30, 2002                           22,431,994   $  2,243,199   $ 36,512,206   $(12,022,726)   $    433,125    $ 27,165,804
                                           ============   ============   ============   ============    ============    ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                         ------------    ------------
                                                                            2002             2001
                                                                         ------------    ------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $  1,215,788    $ (1,519,011)
   Adjustments for Non-Cash Transactions
      Depreciation                                                          1,054,463       1,037,889
      Abandoned Mining Claims                                                      --          67,560
      Increase in Deferred Revenue                                             54,395             393
   Effects of Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                               (462,219)        703,236
      Decrease (Increase) in Inventories                                     (190,234)         50,710
      Decrease in Other Assets                                                 62,013          77,180
      Increase (Decrease) in Accounts Payable and Accrued Liabilities        (657,151)        317,681
      Increase in Accrued Liabilities in Saudi Arabia                          48,407          61,099
   Other                                                                      (27,728)       (149,058)
                                                                         ------------    ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,097,734         647,679
                                                                         ------------    ------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                            (146,775)       (271,610)
   Additions to Refinery Plant, Pipeline and Equipment                       (431,610)       (199,014)
   (Additions to) Reduction in Mineral Properties in the United States           (355)          3,602
                                                                         ------------    ------------

      NET CASH USED IN INVESTING ACTIVITIES                                  (578,740)       (467,022)
                                                                         ------------    ------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                       206,003         229,270
   Reduction of Notes Payable and Long-Term Obligations                      (767,302)       (257,268)
                                                                         ------------    ------------

      NET CASH USED IN FINANCING ACTIVITIES                                  (561,299)        (27,998)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND                                           (42,305)        152,659
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        199,529         158,977
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $    157,224    $    311,636
                                                                         ============    ============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

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

2. INVENTORIES

   Inventories include the following:

                                                                 SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                 ------------------       -----------------
      Refined products                                           $          913,547       $         723,313
                                                                 ==================       =================

  Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 2002, current cost exceeded LIFO value by approximately $153,000. At December 31, 2001, LIFO inventory approximated current cost.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001, respectively.

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------    ---------------------------
                                                      2002           2001            2002           2001
                                                  ------------   -----------     -----------   ------------
Net income (loss) - basic                         $        343    $      (408)   $      1,216   $     (1,519)
    Add interest on convertible debt                         5              0              15              0
                                                  ------------    -----------    ------------   ------------
Net income (loss) - diluted                       $        348    $      (408)   $      1,231   $     (1,519)
                                                  ============    ===========    ============   ============

Weighted average shares outstanding - basic             22,732         22,765          22,732         22,781
     Dilutive effect of convertible debt                   511              0             511              0
                                                  -------------   ------------   -------------   ------------
Weighted average shares outstanding - diluted            23,243         22,765          23,243         22,781
                                                  =============   ============   =============   ============

Net income (loss) per share - basic and diluted   $         .02   $       (.02)            .05   $       (.07)
                                                  =============   ============   =============   ============

   In the three and nine months ended September 30, 2002 and 2001, options for 810,000 shares and 872,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

   As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002    REFINING          MINING          TOTAL
-------------------------------------   ------------    ------------    ------------
   Revenue from external customers      $  9,845,623    $         --    $  9,845,623
   Depreciation                              356,225             567         356,792
   Operating income (loss)                   590,869        (227,867)        363,002

   Total assets                         $ 16,950,730    $ 39,440,198    $ 56,390,928

THREE MONTHS ENDED SEPTEMBER 30, 2001    REFINING          MINING          TOTAL
-------------------------------------   ------------    ------------    ------------
   Revenue from external customers      $  7,476,726    $         --    $  7,476,726
   Depreciation                              345,799             582         346,381
   Operating loss                           (239,182)       (123,272)       (362,454)

   Total assets                         $ 17,036,026    $ 39,250,815    $ 56,286,841

NINE MONTHS ENDED SEPTEMBER 30, 2002     REFINING          MINING          TOTAL
-------------------------------------   ------------    ------------    ------------
   Revenue from external customers      $ 27,774,933    $         --    $ 27,774,933
   Depreciation                            1,052,762           1,701       1,054,463
   Operating income (loss)                 1,634,433        (329,470)      1,304,963

NINE MONTHS ENDED SEPTEMBER 30, 2001     REFINING          MINING          TOTAL
-------------------------------------   ------------    ------------    ------------
   Revenue from external customers      $ 24,677,927    $         --    $ 24,677,927
   Depreciation                            1,036,143           1,746       1,037,889
   Operating loss                           (644,293)       (214,229)       (858,522)

    Information regarding foreign operations for the three and nine months ended September 30, 2002 and 2001 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
                    ---------------------------   ---------------------------
                       2002           2001           2002           2001
                    ------------   ------------   ------------   ------------
REVENUES
   United States    $      9,054   $      7,172   $     25,699   $     23,754
   Mexico                    792            305          2,076            924
   Saudi Arabia               --             --             --             --
                    ------------   ------------   ------------   ------------
                    $      9,846   $      7,477   $     27,775   $     24,678
                    ============   ============   ============   ============
LONG-LIVED ASSETS
   United States    $      6,398   $      6,705
   Mexico                  4,969          5,350
   Saudi Arabia           38,194         38,007
                    ------------   ------------
                    $     49,561   $     50,062
                    ============   ============

5.  LEGAL PROCEEDINGS

    At September 30, 2002 South Hampton, together with several other companies, was a defendant in five lawsuits filed in the period from December 1999 through October 2002 by former employees or outside workers of South Hampton. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment or work at the refinery. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. A previous lawsuit was settled in October 2001, with South Hampton contributing $10,000 toward the settlement. Two other previous lawsuits were settled in 2002. One in January 2002 resulted in South Hampton agreeing to pay a total of $60,000 in quarterly payments by the end of the year and, in the other, South Hampton settled for $100,000 to be paid over one year in four quarterly payments. There have been three new lawsuits filed in 2002 which contain claims similar to the other suits. South Hampton intends to vigorously defend itself against these lawsuits.

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

6.  LONG-TERM DEBT

    South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest at the bank's prime rate plus .5% is payable monthly. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. A second amended agreement was entered into on May 31, 2001 which extended the due date from May 31, 2001 to July 31, 2001. The debt was not paid on July 31, 2001. A third amended agreement was entered into on July 31, 2001, which extended the due date to October 31, 2001. The debt was not paid on October 31, 2001. A fourth amended agreement was entered into on October 31, 2001, which extended the due date to December 31, 2001. The debt was not paid on December 31, 2001. A fifth amended agreement was entered into on December 31, 2001, which extended the due date to April 30, 2002. The debt was not paid on April 30, 2002. A sixth amended agreement was entered into on April 30, 2002, which extended the due date to August 31, 2002. The debt was not paid on August 31, 2002. A seventh amended agreement was entered into on August 31, 2002, which extended the due date to December 31, 2002. At September 30, 2002, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At September 30, 2002, South Hampton was not in compliance with certain covenants contained in the loan agreement; therefore this debt is classified as current in the financial statements.

    Coin has two loans payable to banks in Mexico, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.82% at September 30, 2002).

    At September 30, 2002, Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and has therefore classified the loans as current in the financial statements. Unpaid interest and penalty interest of $1,667,064 has been accrued and is included in accrued liabilities.

    By not being in compliance with the loan agreement covenants, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

7.  NATURAL GASOLINE SWAP AGREEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires all derivative financial instruments to be recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and the effectiveness of the hedge. As required, the Company adopted SFAS No. 133 on January 1, 2001. All of the Company's derivatives are designated as cash flow hedges. Therefore, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
    (loss) and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. Effectiveness of hedges is determined by their success in offsetting the variability of cash flows associated with the hedged item. Hedge ineffectiveness had no effect on the results of operation for the three and nine month periods ended September 30, 2002.

    In July 2001, October 2001 and February 2002, the Company entered into swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The first two agreements expired in January and July 2002. The third agreement expires in December 2002. The Company's primary source of feedstock is natural gasoline. The effect of these agreements is to limit the Company's exposure by fixing the natural gasoline price of approximately 25,000 barrels (1,050,000 gallons) of feedstock per month over the term of the agreements. This amount of material approximates 50% of the Company's average monthly feedstock requirements. The agreements had no cost to the Company. During the nine months ended September 30, 2002, the Company recognized a gain of $392,700 attributable to the difference between the actual natural gasoline prices and the fixed prices under the swap agreements. At September 30, 2002, the agreements had a total positive fair value of approximately $433,000.

8.  RESTATEMENT

    During the third quarter of 2002, the Company became aware that refined product sales of $210,109 in the first quarter of 2002 for the Mexico refinery had not been recorded at March 31, 2002 or June 30, 2002, which, therefore, resulted in an understatement of revenues and net income in the Company's financial statements at March 31, 2002 and June 30, 2002. The Statement of Operations for the nine months ended September 30, 2002 reflects the corrected amounts.

    The three and six months ended March 31 and June 30, 2002 have been restated as followed:

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                        MARCH 31, 2002                   JUNE 30, 2002
                               -------------------------------   -------------------------------
                                    AS                                 AS
                                 ORIGINALLY           AS           ORIGINALLY         AS
                                  REPORTED         RESTATED         REPORTED        RESTATED
                               --------------   --------------   --------------   --------------
REVENUES                       $    8,640,576   $    8,850,685   $   17,719,201   $   17,929,310


NET INCOME                     $      202,989   $      413,098   $      652,150   $      862,259
                               ==============   ==============   ==============   ==============

NET INCOME PER COMMON SHARE:

   Basic                       $         0.01   $         0.02   $         0.03   $         0.04
                               ==============   ==============   ==============   ==============

   Diluted                     $         0.01   $         0.02   $         0.03   $         0.04
                               ==============   ==============   ==============   ==============

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

    SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million and in 2001 of $199,629, which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of 2001 and the first nine months of 2002. Management took steps, beginning in July 2001, to protect the operations from extreme fluctuations in the price of its feedstock purchases by hedging approximately 50% of its needs through December 2002. In addition, the purchase price of natural gas, which is used as fuel gas, has been fixed by agreement for the period from July 2001 through February 2003.

    As mentioned in Note 6, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at September 30, 2002, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amount due.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At September 30, 2002, unpaid annual rental payments total approximately $425,000.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,260,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,097,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2002, total refined product sales increased approximately $1,933,000 or 29%, while the cost of sales (excluding depreciation) increased approximately $1,376,000 or 21% from the same period in 2001. Coin's sales increased approximately $487,000 or 160%, while its cost of sales increased approximately $261,000 or 77%. Consequently, the total gross profit margin on sales in the third quarter of 2002 increased approximately $557,000 or 242% compared to the same period in 2001. This includes Coin's gross profit margin for this quarter of approximately $190,000, an increase of approximately $226,000 from the same quarter in 2001. Contrary to most other companies in the petrochemical and refining industries, the refining operation in Silsbee had positive net income and cash flow for the third quarter of 2002. Sales remained steady, although some slowing of volume took place, which was not a dramatic decline and mostly occurred toward the end of the quarter. Sales early in the quarter were strong enough that the quarter as a whole showed a 2% increase in volume. Net income for this segment (including
Coin) in the third quarter rose by 13% to approximately $585,000 from the approximately $520,000 as recorded in the second quarter of 2002.

    In the nine months ended September 30, 2002, total refined product sales increased approximately $2,649,000 or 12%, while the cost of sales (excluding depreciation) increased approximately $514,000 or 2% from the same period in 2001. Coin's sales increased approximately $1,152,000 or 125%, while its cost of sales increased approximately $575,000 or 53%. Consequently, the total gross profit margin on product sales in the first nine months of 2002 increased approximately $2,135,000 compared to the same period in 2001. This includes Coin's gross profit margin for the nine months of approximately $422,000, an increase of approximately $577,000 or 372% from the same period in 2001.

    The Company attributes much of the increase in earnings to the healthy toll processing business it has developed over the last five years. The units, which were constructed in 1997, 1998, and 1999 to provide specific toll processing capabilities to contracted customers, have begun to develop into steady operations running at or near capacity most of the time. Typically when toll processing customers request services from outside parties such as South Hampton, there are several reasons. One is that they don't wish to invest the capital to build the facility in their own location either for capital cost or for operating cost reasons. The second common situation is that the process produces products which will be entering a new (for the customer) market and they need the flexibility to run low production rates for a period of time while the market is developed and then be able to raise production as demand increases. The Company builds into its proposals sufficient flexibility to allow these needs to be met in the most economical fashion. And in accordance with the agreements, as the volume increases, so does the income to the Company. The refining and petrochemical industry in general is a volume oriented business with more volume resulting in lower unit costs. The toll processing customers have been successful in increasing the markets for their products and consequently the Company is beginning to enjoy the results of their efforts. Feedstock prices and fuel gas prices are currently such that, should the Company not have invested heavily in the toll processing business in the last five years, the operating results, while positive, would be more in line with the conditions of a year ago.

    Natural gas is the Company's single largest manufacturing cost and dramatic price changes in this fuel cost, as occurred in late 2000 and early 2001, can have a dramatic effect on the economics of the operation. Since September 2001, the Company has entered into purchase contracts for approximately 90% of its normal monthly requirements for natural gas. Since the cost of fuel gas so directly and immediately affects the cost of the refined product, it is felt that a predictable price is more important than taking the risk of a moving market. Natural gas prices have become so volatile that simply having a stable supply and price is an acceptable goal. These prices fell from $4.73 in the third quarter of 2001 to $3.34 for the same period of 2002.

     Toll processing fee income, which is earned when the Company manufactures products on a fee basis for others, remained stabile for the third quarter and the first nine months of 2002 at approximately $1,144,000 and $3,119,000, respectively as compared to approximately $707,000 and $2,671,000, respectively in the same prior year periods. The foreign exchange transaction gain in the third quarter and first nine months of 2002 of approximately $215,000 and $571,000, respectively was primarily a result of a change in the exchange rate of the Mexican peso in relation to the U.S. dollar. Administrative expenses for this segment were higher by $257,000 in the third quarter of 2002 and $403,000 in the first nine months of 2002 than in the same prior year periods. This increase includes a lawsuit settlement amount of $100,000 accrued in September.

    To prevent the fluctuations in the market from affecting the profitability of the refining operation to such a degree as was seen in the 2000 or early 2001 time frame, the Company in 2001 put a hedging program in place for its feedstock purchases. The policy of the Company has been to keep approximately 50% of its normal feedstock requirements covered by a future hedge for a six to nine month period. Management considers that this time frame allows the Company adequate time to respond if the market price of feedstock rises significantly and stays at the higher levels for several months. The program is not designed to play the market to attempt to pay the lowest possible price for feedstock but to insure against any sudden and extreme price fluctuations. It is a safeguard against sudden high spikes in the cost of feedstock rather than a profit center in itself and is designed to be an insurance program versus a profit center or speculative program.

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

    The outlook for the refining operations for the fourth quarter of 2002 remains good. Sales volumes remain steady and are predicted to remain so through the end of the year. Many in the industry are predicting increased growth and activity in early 2003. Stability in petroleum markets and in the natural gas market, is important to the economy in general and to the petrochemical industry in particular. With stable feedstock prices and reasonable natural gas costs, the Company believes that operations for the remainder of 2002 and early 2003 will be profitable and consistent.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2002. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 4. CONTROLS AND PROCEDURES.

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE

ITEM 5. OTHER INFORMATION

    SHAREHOLDER PROPOSALS

    Any proposal by a shareholder of the Company intended to be presented at the 2003 annual meeting of shareholders, which is tentatively scheduled sometime in May 2003, must be received by the Company at its principal executive office no later than January 31, 2003 for inclusion in the Company's Proxy Statement and form of proxy. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the 2003 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than January 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    10 (a) - Seventh Amendment to Loan Agreement dated as of August 31, 2002 between South Hampton Refining Company and Southwest Bank of Texas, N.A., together with related Promissory Note.

    99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 6, 2002
                                           ARABIAN AMERICAN DEVELOPMENT COMPANY
                                           (Registrant)


                                           /s/ J. A. CRICHTON
                                           -------------------------------------
                                           J. A. Crichton, Chairman of the
                                           Board of Directors


                                           /s/ DREW WILSON, JR.
                                           -------------------------------------
                                           Drew Wilson, Jr. Secretary/Treasurer

                                  CERTIFICATION

I, Hatem El-Khalidi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arabian American Development Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002


/s/ HATEM EL-KHALIDI
------------------------
Hatem El-Khalidi
Chief Executive Officer

                                  CERTIFICATION

I, Drew Wilson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arabian American Development Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002


/s/ Drew Wilson, Jr.
------------------------
Drew Wilson, Jr.
Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10(a) -  Seventh Amendment to Loan Agreement dated as of August 31, 2002 between South Hampton Refining Company and Southwest Bank of Texas,
         N.A., together with related Promissory Note.

99.1  -  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

99.2  -  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.