Form 10-K
period 2002-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2003-12-29
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ________

                          COMMISSION FILE NUMBER 0-6247

                               -------------------

                      ARABIAN AMERICAN DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   75-1256622
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                            Identification No.)

   10830 NORTH CENTRAL EXPRESSWAY SUITE 175
                DALLAS, TEXAS                                    75231
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

                               -------------------

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                              ---------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of November 25, 2003: 22,731,994.

         The aggregate market value on June 28, 2002 of the registrant's voting securities held by non-affiliates was $1,906,191.

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

         Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments and geographic financial information for the years ended December 31, 2002, 2001 and 2000. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

INTERNATIONAL OPERATIONS

         A substantial portion of the Company's mineral properties and related interests, and one of its specialty petrochemical refineries, are located in Saudi Arabia and Mexico, respectively. The Company's international operations involve additional risks not generally associated with domestic operations, any of which could have a material and adverse affect on the Company's business, financial condition or results of operations, including a heightened risk of the following:

         Economic and Political Instability; Terrorist Acts; War and Other Political Unrest. The U.S. military action in Iraq, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, have caused uncertainty in the world's financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which the Company has substantial interests and operations. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against the properties and personnel of companies such as the Company. The Company's operations in Saudi Arabia and elsewhere could be further adversely affected by post-war conditions in Iraq if armed hostilities, acts of terrorism or other unrest persist. Recent acts of terrorism and threats of armed conflicts elsewhere in the Middle East could also limit or disrupt the Company's operations.

         War and other political unrest also may cause unforeseen delays in the development of the Company's mineral properties and related interests located in Saudi Arabia, and interruption in the operation of the Company's specialty petrochemical refinery located in Mexico, and may pose a direct security risk to such interests and operations.

         Such economic and political uncertainties may materially and adversely affect the Company's business, financial condition or results of operations in ways that cannot be predicted at this time.

         Termination of Mining Lease; Expropriation or Nationalization of Assets. The Company's mining lease for the Al Masane area in Saudi Arabia is subject to the risk of termination if the Company does not comply with its contractual obligations. See Item 2. Properties. Further, the Company's foreign assets are subject to the risk of expropriation or nationalization. If a dispute arises, the Company may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.

         Compliance with Foreign Laws. Because of the Company's substantial international operations, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the refining of specialty petrochemical products and the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company's operating costs or may significantly limit its business activities. Additionally, the Company's ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

         Other Difficulties and Risks Associated with International Operations. The Company also may experience difficulty in managing and staffing operations across international borders, particularly in remote locations. Additional risks associated with the Company's international operations, any of which could disrupt the Company's operations, include changing political conditions, foreign and domestic monetary policies, international economics, world metal price fluctuations, foreign currency fluctuations, foreign taxation, foreign exchange restrictions, trade protective measures and tariffs.

COMPETITION

         The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal and one other competitor. Generally, good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin is intended to strengthen the Refining Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. All of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which were down in 1998, began rising in mid-1999 and continued to rise dramatically throughout 2000. The prices peaked in late 2000 and then returned to more traditional levels throughout 2001 and 2002. During the latter part of 2002 and early 2003, prices rose upon speculation that the Iraqi freedom action would disrupt supplies.

ENVIRONMENTAL MATTERS

         In 1993, while remediating a small spill area, the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resources Conservation Commission ("TNRCC"), required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The other pool is under the South Hampton facility. Tests conducted at that time determined that hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing will be recorded as normal operating expenses. Expenses for future year's recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its refining process, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. South Hampton drilled additional wells in 2001 and 2002 to further delineate the boundaries of the pools and to ensure that, with the additional rainfall experienced in 2001 and 2002, movement had not taken place. These tests confirmed that no movement of the hydrocarbon pools had taken place. As a result of the investigation, the current action plan was deemed acceptable. South Hampton investigated a potential chemical dump site on the refinery property relating to ownership by Arco in the 1950's. The investigation indicates no further action is required and the TCEQ was so notified. South Hampton continues to remediate the site of a pipeline leak and spill which occurred in 2001. The affected site contains less than one-eight acre of land and the cost is being covered by insurance. Also, see Item 3. Legal Proceedings.

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

PERSONNEL

         The Company's officers who are resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 89 persons.

ITEM 2. PROPERTIES.

UNITED STATES SPECIALTY PRODUCTS REFINERY

         South Hampton owns and operates a specialty products refinery near Silsbee, Texas. The refinery presently consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a pentane-hexane unit; (ii) a catalytic reformer; (iii) an aromatics fractionation unit; (iv) a cyclopentane unit; (v) an Aromax(R) unit; (vi) an aromatics hydrogenation unit; and (vii) two specialty fractionation units. All of these units are currently in operation, except as noted below.

         The pentane-hexane unit's design capacity is approximately 2,500 barrels per day ("BPD") of feedstock. The unit averaged 2,000 barrels per stream day during 2002. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst which produces an aromatics concentrate sold as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 800 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 441 barrels per stream day in 2002.

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

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 250 barrels of production per stream day during 2002.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses a by-product from the pentane-hexane unit as feedstock. The unit's average production throughput during 2002 was 106 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process. The unit continues to successfully operate as designed.

         The aromatics hydrogenation unit was modified and expanded during the first half of 2000, at a cost of approximately $1.5 million, to meet the needs of a new, long-term toll processing customer. The unit now consists of a hydro-desulphurization reactor with an adjoining stripper tower and a new hydro-treater section with an adjoining stripper/fractionation tower. The unit, which has a design capacity of 300 BPD, was constructed to produce a specialty product using a proprietary process and is under contract with the customer for a ten year period. The unit became operational in June 2000 and, after the normal start-up adjustments, has performed as intended.

         The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit was leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge. The unit was idled during the middle of 2001 and is available for use for other purposes in the future. Several proposed projects are being evaluated which would make use of the existing equipment primarily to increase the capacity of existing operations.

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

MEXICO SPECIALTY PRODUCTS REFINERY

         The Mexico specialty petrochemical refinery is similar to South Hampton's refinery in Silsbee, Texas, and produces high purity solvents which are used in the expandable polystyrene and polystyrene foam industries. These solvents are additionally approved and used by developers of high-density polyethylene manufacturing processes for use in their licensed units. Coin markets its products in Mexico, Latin America and the United States. With this acquisition, the Company believes its refining operations are a significant supplier of high purity solvents in those markets. Coin employs 23 persons. Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. Coin is currently in negotiations with Pemex to secure a purchase contract for feedstock. The Mexico refinery was shut down for most of 2000 and 2001 due to the high cost of feedstock and low margins and operated at approximately 50% of capacity during most of 2002. Future run rates will depend upon market conditions, feedstock prices and feedstock availability.

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

         Phase I of WGM's recommended Al Masane development program was completed in April 1981. It involved construction of underground tunnels parallel to the ore bodies totaling 3.9 kilometers in length from which extensive underground core drilling was done in order to prove the quantity and quality of the ore reserves. This work was financed primarily with an $11 million interest-free loan from the Saudi Arabian Ministry of Finance. As a result of this work, WGM concluded that sufficient ore reserves had been established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM and SNC/GECO of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of mining, ore treatment and support facilities. WGM's September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and recommendations.

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

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                                                    RESERCE         COPPER      ZINC      GOLD       SILVER
                    ZONE                            (TONNES)         (%)        (%)      (G/T)        (G/T)
                    ----                            --------        ------      ----     -----       ------
Saadah.....................................         3,872,400        1.67       4.73      1.00       28.36
Al Houra...................................         2,465,230        1.22       4.95      1.46       50.06
Moyeath....................................           874,370        0.88       8.92      1.29       64.85
                                                    ---------        ----       ----      ----       -----
     Total.................................         7,212,000        1.42       5.31      1.19       40.20

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

         In the 1994 feasibility study, WGM stated that there is potential to find more reserves within the lease area, as the ore zones are all open at depth. Further diamond drilling, which will be undertaken by the Company, is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone are being developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small gossans in the area could yield significant tonnages of new ore.

         The 1996 update showed the estimated capital cost to bring the project into operation to be $89 million. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per tonne of ore milled.

         WGM prepared an economic analysis of the project utilizing cash flow projections. A base case was prepared that included those project elements which were most likely to be achieved. WGM believed that a majority of the base case assumptions used in the 1994 feasibility study remained valid, including the ore reserves, mill feed grade, production rate, metal recoveries and concentrate grade and smelter returns. Metal prices, capital costs, operating costs and the corporate structure were adjusted to reflect more current information. Capital and operating costs were adjusted in conformity with the updated estimates prepared by Davy.

         The base case assumed the corporate structure of the entity to be formed to operate the project would be owned 50% by the Company and 50% by Saudi Arabian investors and that the owners of this entity would contribute an aggregate of $26 million to the cost of the project. The base case further assumed financing for the project from commercial loans in the aggregate amount of $25 million bearing interest at the rate of 8% per year and a loan in the amount of $38 million from the Saudi Industrial Development Fund ("SIDF") repayable in equal annual installments over the initial life of the mine. Cash generated by the operation of the project would contribute the remainder of the project financing. The base case assumed that the $11 million loan outstanding to the Saudi Arabian government would be paid by the Company in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. Based on these assumptions, and assuming the average prices of metal over the life of the mine to be $1.05 per pound for copper, $.60 per pound for zinc, $400 per ounce of gold and $6.00 per ounce of silver, WGM's economic analysis of the 1996 base case showed the project would realize an internal rate of return of 13.1%, the Company's and the Saudi Arabian investors' internal rates of return would be 27.3% and 12.1%, respectively, and projected net cash flow (after debt repayment) from the project of $95.1 million. The 1994 feasibility study base case showed the project would realize a 14.05% internal rate of return. Cash flow under the base case is exclusive of income tax as the base case assumes that any such tax would be paid by individual investors and not by the project. Assuming a 10% discount rate, the net present value of the project as shown in the 1996 update was $12.16 million compared to the $15.5 million net present value of the project shown in the 1994 feasibility study. Based on the 1996 update, WGM believed that the economic analysis showed that the project remained viable.

         In August 2003, for purposes of estimating future cash flows, the price assumptions contained in the WGM 1996 report were updated by an independent consultant, who had previously prepared updated cash flow projections in 2000 and 2002. The new price assumptions are averages over the projected life of the mine and are $1.04 per pound for copper, $.60 per pound for zinc, $375 per ounce for gold and $5.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. Although these prices are lower than those used in the 1996 WGM report, due to the decline in the open market prices for the minerals during the past several years, the project remains viable.

         Mining Lease. As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2002, approximately $425,000 of rental payments were in arrears. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

         Due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting southeast Asia in 1998, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned.

         By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources (the "Ministry") that the recent sharp drop in the market prices of the metals to be produced from the mine at Al Masane, as a result of the economic crisis in southeast Asia, made implementation of the development of the mine uneconomical at that time and that, as a result, the Company would delay implementation of the project until metal prices recovered.

         The Ministry notified the Company one year later that it must immediately implement the project and in the Fall of 2000 further notified the Company that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. A written notice from the Ministry in the Summer of 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company's request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the Fall and Winter of 2001 and into 2002 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end.

         The Company has vigorously contested the legality of the threats of the Ministry to terminate the Company's mining lease. The Company has written numerous letters to the Ministry, and the Company and its Saudi Arabian legal advisors also have had meetings with officials of the Ministry. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry's letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining Code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry's actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible. In a further letter from the Department of Commerce, signed by William H. Lash III, Assistant Secretary for Market Access and Compliance, dated March 6, 2003, he stated the following: "After investigating the matter, the U.S. Embassy in Riyadh has been informed by the Ministry of Petroleum that it did not cancel your mining lease. According to the Ministry, it is waiting development of the site by Arabian American Development Company."

         The Ministry has not informed the Company that it will not terminate the mining lease. To date, the Company has not received a written notice of termination of the mining lease. An order of termination of the mining lease by the Minister can be appealed to the Board of Lease Appeals, in accordance with Article (55) of the Saudi Mining Code, which is an independent Board, chosen regardless of nationality, from eminent and highly reputable jurists and judges experienced in international law and problems relating to leases.

         When the market prices for the minerals to be produced by the Al Masane project rise to acceptable levels, plans to implement the project will be resumed. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company would be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project.

         The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. To date, the mining code has not been revised.

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

         In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. This area is referred to as the Greater Al Masane area. The Company has been authorized in writing by the Saudi Arabian government to carry out exploration work in the area. Previous exploration work has been carried on and paid for by the Company. The application for the new exploration licenses is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is issued.

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

                                      [MAP]

ITEM 3. LEGAL PROCEEDINGS.

         South Hampton, together with several other companies, is a defendant in six pending lawsuits filed by former employees of South Hampton and other refineries. In each of these suits the plaintiff claims illnesses and diseases resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected each and all of them to liability for unspecified actual and punitive damages. Two additional lawsuits were filed in March and May 2003 with similar claims. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred. South Hampton settled three similar lawsuits in 2002 by agreeing to pay $22,500 to settle one of these lawsuits and agreeing to pay a total of $60,000 and $100,000 in quarterly payments by October 2002 and June 2003, respectively, to settle the other two lawsuits.

         South Hampton also is a defendant in a lawsuit filed in September 2001, which alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. The plaintiff is seeking unspecified amounts and the matter is set for trial in January 2004. South Hampton is vigorously defending itself against the claim. If this matter is resolved in an adverse manner, it could have a material adverse effect on South Hampton's operating results and cash flows in a future reporting period.

         In August 1997, the Executive Director of the TCEQ, formerly the TNRCC, filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TECQ's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ's industrial and hazardous waste rules. The TCEQ's Executive Director recommended that the TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its refinery and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time.

         On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective action be taken.

         On December 13, 2001, the TCEQ notified South Hampton that it found several alleged violations of TCEQ rules during a record review in October 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900.

         In April 2003 South Hampton received a revised Notice of Violation from the TCEQ. Various claims of alleged violation were dropped, modified and added in the revised report and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted on June 2, 2003. South Hampton believes that the revised notice contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton intends to continue to vigorously defend itself in this matter. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

         By letter dated March 11, 2003, the Company was advised that the Division of Enforcement of the Securities and Exchange Commission ("SEC") was conducting an informal, non-public inquiry concerning disclosure matters relating to the Al Masane project and the Ministry's threatened termination of the Al Masane mining lease. The Company fully cooperated with the SEC in the conduct of the investigation, which became a formal investigation.

         On October 16, 2003, without admitting or denying any findings of fact or conclusions of law, the Company agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws asserted by the SEC relating to developments not previously disclosed concerning the Company's mining lease for the Al Masane area of Saudi Arabia. In connection with the settlement, the Company agreed to (i) cease and desist from violating certain provisions of the Securities Exchange Act of 1934 and (ii) comply with certain undertakings designed to improved its reporting and record keeping practices and enhance its internal accounting controls.

         On the same date, without admitting or denying any findings of fact or conclusions of law, the Company's President and Chief Executive Officer, Hatem El-Khalidi, agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws relating to the same matter and agreeing to pay a $25,000 penalty. In connection with the settlement, Mr. El-Khalidi agreed to cease and desist from violating certain provisions of the Securities Exchange Act of 1934.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock traded on the OTC Bulletin Board and the Pink Sheets (from May 22, 2002 through September 30, 2002) under the symbol:
ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the OTC Bulletin Board and the Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                      OTC Bulletin Board
                                                                                    ----------------------
                                                                                    High               Low
                                                                                    ----               ---
Fiscal Year Ended December 31, 2001
     First Quarter ended March 31, 2001                                            $0.44              $0.23
     Second Quarter ended June 30, 2001                                            $0.35              $0.23
     Third Quarter ended September 30, 2001                                        $0.31              $0.22
     Fourth Quarter ended December 31, 2001                                        $0.23              $0.11

Fiscal Year Ended December 31, 2002
     First Quarter ended March 31, 2002                                            $0.21              $0.19
     Second Quarter through May 21, 2002                                           $0.15              $0.09

                                                                                          Pink Sheets
                                                                                    ----------------------
                                                                                    High               Low
                                                                                    ----               ---
Second Quarter from May 22, 2002 to June 30, 2002                                  $0.15              $0.11
Third Quarter ended September 30, 2002                                             $0.12              $0.11

                                                                                      OTC Bulletin Board
                                                                                    ----------------------
                                                                                    High               Low
                                                                                    ----               ---
Fourth Quarter ended December 31, 2002                                             $0.08              $0.07

         At November 25, 2003, there were 753 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future. The provisions of the Refining Company agreements with its lender restrict the declaration and payment of dividends and other distributions to an amount not exceeding $50,000 per month, provided there is no event of default under the relevant loan agreement. See Note 8 to the Company's Consolidated Financial Statements.

         See Note 10 to the Company's Consolidated Financial Statements for information about stock options outstanding at December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

         The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                                   2002         2001*         2000         1999        1998
                                                  -------      -------       -------     -------      -------
Revenues                                          $36,753      $32,713       $42,612     $27,791      $25,089
Net Income (Loss)                                 $   692      $(2,601)      $(4,288)    $ 2,740      $ 3,442
Net Income (Loss) Per Share-Diluted               $   .03      $  (.11)      $  (.19)    $   .12      $   .16
Total Assets (at December 31)                     $55,621      $55,748       $57,599     $52,848      $46,683
Notes Payable (at December 31)                    $11,744      $11,744       $11,924     $11,874      $11,874
Current Portion of Long-Term Debt
  (at December 31)                                $ 7,127      $ 7,599       $ 8,061     $   677      $    --
Total Long-Term Obligations (at
  December 31)                                    $    --      $    --       $    --     $ 4,314      $ 1,953

*As restated, see Note 2 of the Company's Consolidated Financial Statements.

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

         Specialty Petrochemicals Segment. Historically, this segment has contributed substantially all of the Company's internally generated cash flows. However, significant increases in the prices of feedstock and natural gas resulted in a loss from operations in 2000 of $2.8 million which, in turn, resulted in violations of certain loan agreement covenants and a lack of liquidity. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Refining Company's steady performance. When the economy returns to a growth position, profitability is expected to return to the levels seen in previous growth years. In the latter part of 2001 and periodically in 2002, customer demand required that product be imported from its Mexico refinery in order to meet sales commitments.

         South Hampton entered into a $3.25 million credit agreement in September 1999 with Southwest Bank of Texas, N.A., located in Houston, Texas (the "Bank"), which terminated on June 15, 2003. On July 29, 2003 a Purchase and Sale Agreement was negotiated. The terms and conditions of these agreements are discussed in Note 8 to the Company's Consolidated Financial Statements. At December 31, 2002, South Hampton was not in compliance with covenants contained in the loan agreement relating to (i) the delivery of audited financial statements and (ii) exceeding the limits on dividends payable to its parent company. In the event this segment were to undertake a major capital expenditure, such as construction of a new facility, financing for this activity would most likely come from some combination of internal resources, a debt placement with a financial institution or a joint venture partner. Any major capital expenditure requires the Bank's advance review and approval.

         In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million credit agreement in December 1999 with Heller Financial Leasing, Inc. The credit agreement is evidenced by a 47 month promissory note bearing interest at the rate of 10.55% per annum. The terms and conditions of this credit agreement are discussed in Note 8 to the Company's Consolidated Financial Statements. The credit agreement is secured by a pledge of all of the capital stock of South Hampton and Gulf State, a first lien on all of South Hampton's and Gulf State's present and future machinery and equipment and a ground lease relating to South Hampton's real property, and is guaranteed by the Company, the Refining Company and TOCCO. At December 31, 2002, South Hampton and Gulf State were not in compliance with covenants contained in the loan agreement relating to (i) the delivery of audited financial statements and (ii) exceeding the limits on dividends payable to its parent company.

         At December 31, 2002 Coin had two loans payable to Mexican banks in the outstanding principal amounts of $1,171,007 and $2,044,093, respectively. The first loan is payable in monthly payments through October 2004 and bears interest at the rate of 5% per annum. The second loan is payable in quarterly payments through March 2007 and bears interest at the LIBOR rate plus seven points (LIBOR was 1.382% at December 31, 2002). Both loans are collateralized by all of the assets of Coin, including the plant located in Coatzacoalcos, near Veracruz, Mexico. At December 31, 2002, Coin was in default of the loan covenants under both loans as a result of not having made its monthly and quarterly payments.

         The provisions of the Refining Company agreements with the Bank restrict the declaration and payment of dividends and other distributions to an amount not exceeding $50,000 per month, provided there is no event of default under the relevant loan agreement. See Note 8 to the Company's Consolidated Financial Statements.

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

         Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $943,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,113,000).

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

         The report of the Company's independent auditors states that the Company had incurred cumulative losses through December 31, 2002 of $13,052,341 and had an excess of current liabilities over current assets of $23,127,040 at December 31, 2002. As discussed in Notes 3 and 8 to the Company's Consolidated Financial Statements, the Company was not in compliance with certain covenants in its loan agreements. All of these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         Comparison of the Years 2002 to 2001

         Specialty Petrochemicals Segment. Total refined product sales increased approximately 13% or $3.7 million in 2002, with $1.2 million of the increase due to the revenues of Coin. Cost of sales (excluding depreciation) increased approximately $1.7 million or 6% in 2002, including $0.9 million attributable to Coin. During 2002, the Refining Company operating results improved significantly over 2001 results. Cash flow for the U.S. refining operation increased approximately 85% to $2.8 million in 2002 from $1.5 million in 2001. The increase in cash flow was attributable to several factors. Gross sales of the products rose by 8% to $29.9 million from $27.7 million in 2001. The average selling prices of the products decreased by $ .11 per gallon but volume increased by almost 15% or 3.5 million gallons. The increase in volume was spread over the entire year with no individual quarter showing an unusually high number. Although the average final selling prices were lower for 2002 than for 2001, feedstock prices were also lower which contributed to a net increase in gross profit on refined product sales (excluding depreciation) of $1.9 million. Feedstock prices were moderate for much of the year due to a successful hedging program which kept feedstock costs to the refinery at favorable levels.

         Also contributing to the increased performance of the refining operation were the increased toll processing fees for the year 2002. Fees rose from $3.7 million in 2001 to $4.1 million in 2002, an 11% increase. Toll processing customer volume demand also increased in 2002. While the toll processing agreements provide for minimum fees, which protects the

Refining Company during business slowdowns, it is more advantageous to operate the equipment at higher volumes in order to earn higher fees.

         General and administrative expenses for this segment increased approximately 10% in 2002 from 2001 due primarily to increased costs of insurance and legal fees. Interest expense decreased in 2002 to $1.3 million from $1.5 million in 2001. The net result of the increase in refined product sales, toll processing fees and the decrease in feedstock costs, due both to market conditions and to hedging, was that operating income for the refining operation rose by $1.9 million in 2002.

         Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

         The Company had net operating loss carryforwards of approximately $18 million at December 31, 2002. These loss carryforwards expire during the years 2003 through 2020.

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

         The Company had net operating loss carryforwards of approximately $20 million at December 31, 2001, of which approximately $414,000 is limited to the Refining Company's future taxable income. These loss carryforwards expire during the years 2002 through 2020.

         New Accounting Standards

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of analyzing the effect of this statement.

         In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company does not believe the adoption of SFAS No. 145 will have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (FAS 148), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated balance sheet or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (iv) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

         Recoverability of Investments

         Management periodically reviews and evaluates the recoverability of the Company's investments, which primarily include its mineral exploration and development projects. The significant judgment required in management's recoverability assessment is the determination of the fair value of the investment. Accounting standards require that if the sum of the future cash flows expected to result from a company's asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. The recoverability of the carrying values of the Company's development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. The Company's most significant asset is the Al Masane mining project in Saudi Arabia. In August 2003, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected life of the Al Masane mine and are $1.04 per pound for copper, $.60 per pound for zinc, $375 per ounce for gold and $5.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

         The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of any of its mineral properties.

         Environmental Liabilities

         The refining operations by South Hampton are subject to the rules and regulations of the TCEQ, which inspects the operations at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business and Item 3. Legal Proceedings, evidence of groundwater contamination was discovered in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for several years.

Also, in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company's policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2002, a liability of $200,000 has been accrued to cover future estimated costs of these environmental issues.

         Foreign Currency and Operations

         The Company has undeveloped mining interests in Saudi Arabia and a majority interest in a refining company in Mexico. These interests are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States. Any changes in these conditions and influences could have a material adverse effect on the Company's financial condition, operating results and cash flows.

         The functional currency for each of the Company's two foreign operations is the U.S. dollar. Transaction gains or losses, as a result of remeasuring from the local currency to the U.S. dollar, are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks. The exchange rate of the Saudi riyal to the U.S. dollar has not changed in many years, but there is no guarantee that this will not change. The foreign exchange transaction gains and losses as reflected in the statements of operations are a result of changes in the exchange rate of the Mexican peso to the U.S. dollar, which does fluctuate periodically. These changes have not been material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2002 and 2001, the Company had $5.8 million and $6.8 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company's earnings and cash flows of approximately $34,300 and $47,200 at December 31, 2002 and 2001, respectively.

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

         At December 31, 2002, the Refining Company had two financial swap agreements in effect which expired in January 2003. No swap agreements are currently in effect. The swap agreements covered approximately 20% to 40% of the Refining Company's average monthly feedstock needs. Market risk is estimated as a hypothetical 10% increase in the cost of feedstock over the market price prevailing on December 31, 2002. Assuming 2003 total refined product sales volumes at the same rate as 2002, such an increase would result in an increase in the cost of feedstock of approximately $1.7 million in fiscal 2003, before considering the effect of the swap agreements outstanding as of December 31, 2002.

         At December 31, 2001, the Refining Company had two financial swap agreements in effect, one of which expired in January 2002 and the other of which expired in July 2002. The Refining Company entered into another swap agreement in February 2002 which remained in effect for the remainder of 2002. The swap agreements covered approximately 50% of the Refining Company's average monthly feedstock needs. Market risk is estimated as a hypothetical 10% increase in the cost of feedstock over the market price prevailing on December 31, 2001. Assuming 2002 total refined product sales volumes at the same rate as 2001, such an increase would result in an increase in the cost of feedstock of approximately $1.105 million in fiscal 2002, before considering the effect of the swap agreements outstanding as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company and the financial statement schedules, including the independent auditor's report thereon, are included elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The disclosure required by this item has been previously reported by the Company by a Current Report on Form 8-K dated January 31, 2003, a Current Report on Form 8-K/A dated January 31, 2003 and a Current Report on Form 8-K dated June 16, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following tables sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

NAME; BUSINESS EXPERIENCE;                                                   DATE OF
OTHER DIRECTORSHIPS                                                 AGE      ELECTION
--------------------------------------------------------------      ---      --------
John A. Crichton..............................................      87        May 1967
   Chairman of the Board of the Company since 1967;
   Chief Executive Officer of the Company from 1967 to
   February 1994

Hatem El-Khalidi..............................................      79      April 1968
   President of the Company since 1975; prior to 1975
   Vice President of the Company; Chief Executive
   Officer of the Company since February 1994

Mohammed O. Al-Omair..........................................      60        May 1993
   Executive Vice President, Saudi Fal Group of Companies,
   Riyadh, Saudi Arabia since 1985 (investments); President,
   Advanced Systems Ltd., Riyadh, Saudi Arabia since 1985
   (mainframe computers)

Ghazi Sultan..................................................      66      Sept. 1993
   Chairman, Sultan Group of Companies, Jeddah, Saudi Arabia
   since 1987 (investments and marble mining); Director
   General, Safwah Company, Jeddah, Saudi Arabia since 1987
   (investments); Deputy Minister of Petroleum and Mineral
   Resources of the Kingdom of Saudi Arabia 1966-1987

         Each director of the Company is elected annually to serve until his successor is elected and qualified. Each person listed in the foregoing table has served as a director since the date of election indicated. In connection with an increase in the number of positions on the Board of Directors in 1993, at the request of Sheik Fahad Al-Athel, the Company appointed Mohammed O. Al-Omair, who had served as a director of the Company from November 1989 to March 1991, to fill one of the newly-created vacancies. See Item 3. Legal Proceedings for a discussion of the cease and desist order entered into with the SEC enjoining Mr. El-Khalidi from future violations of the federal securities laws.

         The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

Name                                    Positions                           Age
----                                    ---------                           ---
John A. Crichton        Chairman of the Board and Director                   87
Hatem El-Khalidi        President, Chief Executive Officer and Director      79
Drew Wilson, Jr.        Secretary and Treasurer                              70
Nicholas N. Carter      President - TOCCO                                    56

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

         The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                   RESTRICTED   SECURITIES  LONG-TERM
                                                    OTHER ANNUAL      STOCK     UNDERLYING  INCENTIVE    ALL OTHER
NAME AND                        SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS/     PLAN      COMPENSATION
PRINCIPAL POSITION(1)   YEAR    ($) (2)     ($)          ($)           ($)       SARS (#)   PAYOUTS($)     ($) (3)
---------------------   ----    ------      ---          ---           ---       --------   ----------     -------
Hatem El-Khalidi,       2002   $ 72,000        --        --            --           --          --      $      8,000
  President and Chief   2001   $ 72,000        --        --            --           --          --      $      8,000
  Executive Officer     2000   $ 72,000        --        --            --           --          --      $      8,000

Nicholas N. Carter      2002   $124,500   $21,700        --            --           --          --                --
  President, TOCCO      2001   $ 81,575   $30,200        --            --           --          --                --
                        2000   $ 83,769   $40,500        --            --           --          --                --

-------------

(1) Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002.

(2) Includes $55,898, $61,947 and $44,904 in compensation for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating $844,516 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3) Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2002 was $268,000.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2002 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

                                                                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED            IN-THE-MONEY
                                 SHARES                           OPTIONS/SARS AT               OPTIONS/SARS AT
                              ACQUIRED ON        VALUE               FY-END(#)                   FY-END ($)(1)
           NAME               EXERCISE (#)    REALIZED($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
           ----               ------------    -----------    -------------------------     -------------------------
Hatem El-Khalidi...........        0               0                 400,000/0                       $0/0
Nicholas N. Carter.........        0               0                    0/0                          $0/0

-----------------

(1) Based on the closing price of $.04 of the Company's Common Stock on the OTC Bulletin Board on December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of November 25, 2003, information as to the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, by each of the Company's executive officers named in the Summary Compensation Table, by each of the Company's directors and by all directors and executive officers of the Company as a group.

                                                                           SHARES
NAME AND ADDRESS                                                         BENEFICIALLY         PERCENT
OF BENEFICIAL OWNER                                                        OWNED(1)           OF CLASS
----------------------------------------------------------------         ------------         --------
Fahad Mohammed Saleh Al-Athel...................................           3,586,468            15.8%
P. O. Box 61659
Riyadh, Saudi Arabia

Mohammad Salem ben Mahfouz......................................           1,500,000             6.6%
c/o National Commercial Bank
Jeddah, Saudi Arabia

Harb S. Al Zuhair...............................................           1,300,000             5.7%
P.O. Box 3750
Riyadh, Saudi Arabia

Prince Talal Bin Abdul Aziz.....................................           1,272,680             5.6%
P. O. Box 930
Riyadh, Saudi Arabia

Hatem El-Khalidi................................................             474,000(2)          2.0%
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

John A. Crichton................................................                 650               *
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

Mohammed O. Al-Omair............................................              25,000               *
P.O. Box 4900
Riyadh, Saudi Arabia

Ghazi Sultan....................................................              25,000               *
P.O. Box 5360
Jeddah, Saudi Arabia

Nicholas N. Carter..............................................              34,500               *
P.O. Box 1636
Silsbee, Texas 77656

All directors and executive officers as a group (6 persons).....             584,150(3)          2.5%

---------------

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

(3) Includes 425,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

         Based on its stock ownership records, the Company believes that, as of November 25, 2003, Saudi Arabian stockholders currently hold approximately 61% of the Company's outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to "control" the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company's Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company directly owns approximately 51% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. The Company is providing the funds necessary to cover the Pioche operations. During 2002 and 2001, the Company made payments of approximately $17,700 and $10,300, respectively, for such purposes. As partial consideration for the forgiveness of indebtedness, in July 1990 Pioche granted the Company an option to purchase an additional 720,000 shares of its Common Stock at an exercise price of $.20 per share, which option expired on June 1, 2002. As of December 31, 2002, Pioche owed the Company $204,519 as a result of advances made by the Company. The indebtedness bears no interest.

         Pursuant to a sharing arrangement, the Company and its subsidiaries share personnel, office space and other overhead expenses in Dallas, Texas with Mr. John A. Crichton, Chairman of the Board of the Company. Monthly rental on the office space is approximately $1,600. The Company pays approximately $1,100 per month for rent and approximately $980 per month for personnel and other overhead expenses pursuant to such arrangement.

         During 2002, South Hampton incurred product transportation costs of approximately $397,000 with Silsbee Trading and Transportation Corp. ("STTC"), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, Vice President of TOCCO, each have a 50% equity interest. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC at a rate of approximately $32,300 per month, subject to adjustment. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 98% of STTC's income will be derived from such lease arrangement. The Company believes that the terms of the lease arrangement are no less favorable in any material respect than those which could be obtained from an unaffiliated third party. The lease agreement is currently operating on a month-to-month basis while renewal options are being evaluated.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated nonsubsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1.    The following financial statements are filed with this Report:

                  Reports of Independent Registered Public Accounting Firm.

                  Consolidated Balance Sheets dated December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the three years
                           ended December 31, 2002.

                  Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002.

                  Consolidated Statements of Cash Flows for the three years
                           ended December 31, 2002.

                  Notes to Consolidated Financial Statements.

         2. The following financial statement schedules are filed with this Report:

                  Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2002.

         3. Independent Auditors' Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.

         4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
 3(a)     -    Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of
               State on July 19, 2000 (incorporated by reference to Exhibit 3(a)
               to the Company's Annual Report on Form 10-K for the year ended
               December 31, 2000 (File No. 0-6247)).

 3(b)     -    Bylaws of the Company, as amended through March 4, 1998
               (incorporated by reference to Exhibit 3(b) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
 10(a)    -    Contract dated July 29, 1971 between the Company, National Mining
               Company and Petromin (incorporated by reference to Exhibit 10(a)
               to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999 (File No. 0-6247)).

10(b)     -    Loan Agreement dated January 24, 1979 between the Company,
               National Mining Company and the Government of Saudi Arabia
               (incorporated by reference to Exhibit 10(b) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).


10(c)     -    Mining Lease Agreement effective May 22, 1993 by and between the
               Ministry of Petroleum and Mineral Resources and the Company
               (incorporated by reference to Exhibit 10(c) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

10(d)     -    Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1999 (File No. 0-6247)).*

10(e)     -    1987 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1999 (File No. 0-6247)).*

10(f)     -    Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
               (incorporated by reference to Exhibit 10(f) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).*

10(g)     -    Agreement dated March 10, 1988 between Chevron Research Company and South Hampton Refining Company, together with related form of proposed Contract of Sale by and between Chevron Company and
               South Hampton Refining Company (incorporated by reference to
               Exhibit 10(g) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1999 (File No. 0-6247)).

10(h)     -    Addendum to the Agreement Relating to AROMAX(R) Process - Second
               Commercial Demonstration dated June 13, 1989 by and between
               Chevron Research Company and South Hampton Refining Company
               (incorporated by reference to Exhibit 10(h) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
10(i)     -    Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South
               Hampton Refining Company (incorporated by reference to Exhibit
               10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(j)     -    Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1999 (File No. 0-6247)).


10(k)     -    Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(k) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1999 (File No. 0-6247)).

10(l)     -    Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999 (File No. 0-6247)).

10(m)     -    Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999 (File No. 0-6247)).

10(n)     -    Letter Agreement dated October 23, 1995 between Sheikh Fahad
               Al-Athel and the Company (incorporated by reference to Exhibit
               10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(o)     -    Letter Agreement dated November 30, 1996 between Sheikh Fahad
               Al-Athel and the Company (incorporated by reference to Exhibit
               10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).


10(p)     -    Stock Purchase Agreement dated as of January 25, 2000 between
               Spechem, S.A. de. C.V. and Texas Oil and Chemical Co. II, Inc.
               (incorporated by reference to Exhibit 10(p) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
10(q)     -    Loan and Security Agreement dated as of December 30, 1999 by and
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

          -    (d) Fourth Amendment to Loan Agreement dated as of October 31,
               2001 between South Hampton Refining Company and Southwest Bank of
               Texas, N.A., together with related Promissory Note (incorporated by reference to Exhibit 10(r)(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
               0-6247)).

          -    (e) Fifth Amendment to Loan Agreement dated as of December 31,
               2001 between South Hampton Refining Company and Southwest Bank of
               Texas, N.A., together with related Promissory Note (incorporated by reference to Exhibit 10(r)(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
               0-6247)).

          - (f) Sixth Amendment to Loan Agreement dated as of April 30, 2002 between South Hampton Refining Company and Southwest Bank of
               Texas, N.A., together with related Promissory Note (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No.
               0-6247)).

          -    (g) Seventh Amendment to Loan Agreement dated as of August 31,
               2002 between South Hampton Refining Company and Southwest Bank of
               Texas, N.A., together with related Promissory Note (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No.
               0-6247)).

          -    (h) Eighth Amendment to Loan Agreement dated as of December 31,
               2002 between South Hampton Refining Company and Southwest Bank of
               Texas. N.A., together with related Promissory Note.

          -    (i) Ninth Amendment to Loan Agreement dated as of February 28,
               2003 between South Hampton Refining Company and Southwest Bank of
               Texas. N.A., together with related Promissory Note.

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
          -    (j) Tenth Amendment to Loan Agreement dated as of April 30, 2003 between South Hampton Refining Company and Southwest Bank of
               Texas. N.A., together with related Promissory Note.

 10(s)    -    Purchase and Sale Agreement/Security Agreement dated July 29,
               2003 between Southwest Bank of Texas, N.A. and South Hampton
               Refining Company, together with related Restricted Payments
               Letter Agreement and Guaranty of Texas Oil & Chemical Co. II,
               Inc.

  16      -    Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Current Report on Form
               8-K/A dated January 31, 2003 (File No. 0-6247)).

  21      -    Subsidiaries (incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2001 (File
               No. 0-6247)).

 31.1     -    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     -    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1     -    Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

 32.2     -    Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this Report:

          -    Current Report on Form 8-K dated December 23, 2002.

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

                                       ARABIAN AMERICAN DEVELOPMENT
                                       COMPANY

                                       By: /s/ HATEM EL-KHALIDI
                                           -------------------------------------
                                           Hatem El-Khalidi
                                           President and Chief Executive Officer

Dated: December 15, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on December 15, 2003.

        SIGNATURE                               TITLE
        ---------                               -----
  /s/ HATEM EL-KHALIDI
----------------------------    President, Chief Executive Officer and Director
      Hatem El Khalidi               (principal executive officer)

  /s/ DREW WILSON, JR.
----------------------------    Secretary and Treasurer (principal financial and
      Drew Wilson, Jr.            accounting officer)

  /s/ JOHN A. CRICHTON
----------------------------    Chairman of the Board and Director
      John A. Crichton

  /s/ MOHAMMED O. AL-OMAIR
----------------------------    Director
      Mohammed O. Al-Omair

  /s/ GHAZI SULTAN
----------------------------    Director
      Ghazi Sultan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of December 31, 2002 and 2001, or for the years then ended, the statements of which reflect total assets and revenues constituting ten percent and five percent, respectively, of the consolidated totals. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6, the Company was notified by the Ministry of Petroleum and Mineral Resources of Saudi Arabia (the Ministry) that if the Company could not commence the implementation of the Al Masane project that the Ministry intended to terminate the lease. As discussed in Note 6, the Company is in continued negotiations with the Ministry and to date, has not received a formal written notice of the cancellation of the Company's lease.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred cumulative losses through December 31, 2002 of $13,052,341 and had an excess of current liabilities over current assets of $23,127,040 at December 31, 2002. As discussed in Notes 3 and 8 to the consolidated financial statements, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lender is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that debt financing or capital would be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001.



/s/ MOORE STEPHENS TRAVIS WOLFF, LLP


Dallas, Texas
October 16, 2003

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                      -------------------------------
                           ASSETS                         2002                2001
                                                      ------------       ------------
                                                                           (Restated,
                                                                           See Note 2)
CURRENT ASSETS
    Cash and cash equivalents                         $    319,171       $    199,529
    Trade receivables                                    4,549,369          4,437,562
    Inventories                                            900,061            723,313
                                                      ------------       ------------

          Total current assets                           5,768,601          5,360,404

REFINERY PLANT, PIPELINE AND EQUIPMENT - AT COST        18,250,302         17,704,363
    LESS ACCUMULATED DEPRECIATION                       (8,294,753)        (6,945,934)
                                                      ------------       ------------

REFINERY PLANT, PIPELINE AND EQUIPMENT, NET              9,955,549         10,758,429

AL MASANE PROJECT                                       35,818,157         35,498,808

OTHER INTERESTS IN SAUDI ARABIA                          2,431,248          2,431,248

MINERAL PROPERTIES IN THE UNITED STATES                  1,211,010          1,210,969

OTHER ASSETS                                               436,244            487,825
                                                      ------------       ------------

          TOTAL ASSETS                                $ 55,620,809       $ 55,747,683
                                                      ============       ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                          -------------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                2002                2001
                                                          ------------       ------------
                                                                              (Restated,
                                                                              See Note 2)
CURRENT LIABILITIES
    Accounts payable                                      $  4,217,014       $  5,197,981
    Accrued interest                                         2,558,478          1,756,888
    Accrued liabilities                                        759,591            650,367
    Fair value of feedstock swaps                                   --            505,890
    Accrued liabilities in Saudi Arabia                      2,490,005          2,308,774
    Notes payable                                           11,743,780         11,743,780
    Current portion of long-term debt                        7,126,773          7,598,768
                                                          ------------       ------------

          Total current liabilities                         28,895,641         29,762,448

DEFERRED REVENUE                                               177,806            120,872

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                 844,298            853,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized, 40,000,000 shares of
       $.10 par value; issued and outstanding,
       22,431,994 shares in 2002 and 2001                    2,243,199          2,243,199
    Additional paid-in capital                              36,512,206         36,512,206
    Accumulated deficit                                    (13,052,341)       (13,744,404)
                                                          ------------       ------------

          Total stockholders' equity                        25,703,064         25,011,001
                                                          ------------       ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 55,620,809       $ 55,747,683
                                                          ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                              2002               2001                2000
                                                          ------------       ------------       ------------
                                                                              (RESTATED,
                                                                              SEE NOTE 2)
Revenues
    Refined product sales                                 $ 32,638,719       $ 28,982,357       $ 40,267,342
    Processing fees                                          4,114,281          3,730,311          2,344,469
                                                          ------------       ------------       ------------
                                                            36,753,000         32,712,668         42,611,811

Operating costs and expenses
    Cost of refined product sales and processing            30,035,531         28,327,172         40,715,332
    General and administrative                               4,087,875          3,717,822          3,665,642
    Depreciation                                             1,414,202          1,381,469          1,258,953
                                                          ------------       ------------       ------------
                                                            35,537,608         33,426,463         45,639,927
                                                          ------------       ------------       ------------

          Operating income (loss)                            1,215,392           (713,795)        (3,028,116)

Other income (expense)
    Interest income                                             37,621             44,534            104,795
    Interest expense                                        (1,354,042)        (1,506,544)        (1,411,912)
    Minority interest                                            9,064            145,649            126,537
    Foreign exchange transaction gain (loss)                   240,106           (104,979)           (96,044)
    Miscellaneous income                                        38,032             40,007             16,696
    Unrealized gain (loss) on feedstock swaps                  505,890           (505,890)                --
                                                          ------------       ------------       ------------

                                                              (523,329)        (1,887,223)        (1,259,928)
                                                          ------------       ------------       ------------

          Income (loss) before income taxes                    692,063         (2,601,018)        (4,288,044)

Income tax expense                                                  --                 --                 --
                                                          ------------       ------------       ------------

          Net income (loss)                               $    692,063       $ (2,601,018)      $ (4,288,044)
                                                          ============       ============       ============

Basic and diluted net income (loss) per common share      $       0.03       $      (0.11)      $      (0.19)
                                                          ============       ============       ============

Basic and diluted weighted average number of common
    shares outstanding                                      22,731,994         22,768,858         22,673,033
                                                          ============       ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK                 ADDITIONAL
                                      -------------------------------         PAID-IN          ACCUMULATED
                                         SHARES            AMOUNT             CAPITAL            DEFICIT              TOTAL
                                      ------------       ------------       ------------       ------------       ------------
JANUARY 1, 2000                         22,019,994       $  2,201,999       $ 36,101,506       $ (6,855,342)      $ 31,448,163

    Common stock issued
      on debt conversion                   469,000             46,900            422,100                 --            469,000

    Net loss                                    --                 --                 --         (4,288,044)        (4,288,044)
                                      ------------       ------------       ------------       ------------       ------------

DECEMBER 31, 2000                       22,488,994          2,248,899         36,523,606        (11,143,386)        27,629,119

    Common stock cancelled
     in settlement of receivable           (57,000)            (5,700)           (11,400)                --            (17,100)

    Net loss*                                   --                 --                 --         (2,601,018)        (2,601,018)
                                      ------------       ------------       ------------       ------------       ------------

DECEMBER 31, 2001*                      22,431,994          2,243,199         36,512,206        (13,744,404)        25,011,001

    Net income                                  --                 --                 --            692,063            692,063
                                      ------------       ------------       ------------       ------------       ------------

DECEMBER 31, 2002                       22,431,994       $  2,243,199       $ 36,512,206       $(13,052,341)      $ 25,703,064
                                      ============       ============       ============       ============       ============

* Restated, see Note 2.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                   2002              2001               2000
                                                                -----------       -----------       -----------
                                                                                  (RESTATED,
                                                                                  SEE NOTE 2)
Operating activities
    Net income (loss)                                           $   692,063       $(2,601,018)      $(4,288,044)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation                                               1,414,202         1,381,469         1,258,953
       Increase (decrease) in deferred revenue                       56,934           (10,529)          (34,434)
       Unrealized (gain) loss on feedstock swaps                   (505,890)          505,890                --
    Changes in operating assets and liabilities:
       (Increase) decrease in trade receivables                    (111,807)          802,207         1,029,691
       (Increase) decrease in inventories                          (176,748)          237,181            30,900
       Decrease (increase) in other assets                           51,581            56,039           (74,761)
       (Decrease) increase in accounts payable and accrued
          liabilities                                              (871,743)         (396,490)        1,752,993
       Increase in accrued interest                                 801,590         1,051,184           549,899
       Increase in accrued liabilities in
          Saudi Arabia                                               63,898           276,910           304,823
    Other                                                           (74,447)          (43,694)         (102,525)
                                                                -----------       -----------       -----------

          Net cash provided by operating activities               1,339,633         1,259,149           427,495
                                                                -----------       -----------       -----------

Investing activities
    Proceeds from sale of short-term investments                         --                --            20,597
    Purchase of business (net of cash acquired)                          --                --        (2,279,665)
    Additions to Al Masane Project                                 (202,016)         (544,568)         (682,905)
    Additions to refinery plant, pipeline and equipment            (545,939)         (455,472)       (2,743,405)
    (Additions to) reduction in mineral properties in
       the United States                                                (41)           71,173            16,866
                                                                -----------       -----------       -----------

          Net cash used in investing activities                    (747,996)         (928,867)       (5,668,512)
                                                                -----------       -----------       -----------

Financing activities
    Additions to notes payable and long-term obligations            299,236           285,940         3,338,644
    Reduction of notes payable and long-term obligations           (771,231)         (575,670)       (1,872,963)
                                                                -----------       -----------       -----------

       Net cash provided by (used in) financing activities         (471,995)         (289,730)        1,465,681
                                                                -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                119,642            40,552        (3,775,336)

Cash and cash equivalents at beginning of year                      199,529           158,977         3,934,313
                                                                -----------       -----------       -----------

Cash and cash equivalents at end of year                        $   319,171       $   199,529       $   158,977
                                                                ===========       ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The Company's Refining Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. ("Coin"), which was acquired on January 25, 2000 for $2.5 million. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products refinery in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The Company also owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

    The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material intercompany accounts and transactions are eliminated.

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company's principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2002 and 2001, there were no cash equivalents or short-term investments.

    INVENTORIES - Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories in the United States and on the average cost method, or market, for inventories held in Mexico.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    MINERAL EXPLORATION AND DEVELOPMENT COSTS - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2002, none of the projects had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

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

    DEFERRED REVENUE - Deferred revenue represents funds advanced by three suppliers and customers to defray development and processing costs and are being amortized over five year and 15 year periods.

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

    FOREIGN CURRENCY AND OPERATIONS - The functional currency for each of the Company's subsidiaries is the US dollar. Transaction gains or losses as a result of remeasuring from the subsidiaries local currency to the US dollar are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks.

    The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign country's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 62% of the Company's outstanding common stock at December 31, 2002.

    MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION - The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (Statement No. 123), as amended by Statement of Financial Accounting Standards No. 148 (Statement No. 148). Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. See Note 10 for additional information relating to stock options.

    DERIVATIVES - Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Statement No. 133, as amended, was adopted by the Company on January 1, 2001.

    The Company periodically enters into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements. These derivative agreements were not designated as hedges by the Company. (See Note 16.)

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2002 and 2001 due to the short-term maturity of these items. The Company's long-term debt is variable rate debt, and as a result, fair value approximates carrying value. It is not practical to estimate the fair value of the Company's notes payable because quoted market prices do not exist for similar type debt instruments, and there are no available comparative instruments as a basis to value the notes.

    NEW ACCOUNTING STANDARDS - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of analyzing the effect of this statement.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company does not believe the adoption of SFAS No. 145 will have a material impact on the Company's financial position, results of operations or cash flows.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - RESTATEMENT

    During 2002, the Company became aware that the natural gasoline swap agreements (swap agreements) discussed in Note 16, did not qualify for cash flow hedge accounting treatment. The following table highlights the effects of the restatement adjustments on the previously reported consolidated statement of operations for 2001, accumulated other comprehensive loss and accumulated deficit. All notes and schedules have been restated as appropriate.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 2 - RESTATEMENT - CONTINUED

                                                             Accumulated other      Accumulated
                                             Net loss        comprehensive loss       deficit
                                         December 31, 2001   December 31, 2001   December 31, 2001
                                         -----------------   -----------------   -----------------
    As previously reported                 $  (2,095,128)      $    (505,890)      $ (13,238,514)

Adjustment for fair value of natural
    gasoline swaps                              (505,890)            505,890            (505,890)
                                           -------------       -------------       -------------

    As restated                            $  (2,601,018)      $          --       $ (13,744,404)
                                           =============       =============       =============

Basic and diluted net loss per share:
    As previously reported                 $       (0.09)
    Adjustment                                     (0.02)
                                           -------------

    As restated                            $       (0.11)
                                           =============

NOTE 3 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an excess of current liabilities over current assets of $23,127,040 at December 31, 2002.

    As discussed in Note 8, the Company was not in compliance with certain covenants in its loan agreements. If resolution with the lenders is not achieved, and the Company does not continue to generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that capital would be available.

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

    Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $943,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries and termination benefits of approximately $1,113,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 3 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS - CONTINUED

    made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project, that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2005, are $1.04 per pound for copper and $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.


NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

    The refining segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The largest customer accounted for 10% of the total product sales in 2001 and in 2000. No one customer accounted for 10% or more of sales in 2002. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2002.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK - CONTINUED

    Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. Coin's operations have been negatively impacted in 2002, 2001 and 2000 by the inability to obtain feedstock for production. Coin is currently in negotiations with Pemex to secure a purchase contract for feedstock.


NOTE 5 - INVENTORIES

    Inventories include the following at December 31:

                                 2002          2001
                               --------      --------
Refined products               $900,061      $723,313
                               ========      ========

    At December 31, 2002, current cost exceeded the LIFO value by approximately $203,000. At December 31, 2001 the LIFO inventory approximated current cost.


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

    In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company previously worked the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. The application for the new exploration license is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is published, which is expected before the end of 2003. Geophysical and geochemical work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The Company intends to formalize its claims in these areas.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA - CONTINUED

    As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2002, approximately $425,000 of rental payments were in arrears. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

    On May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that implementation of the Al Masane project would be delayed until open market prices for the minerals improve. One year later in May 2000, a reply was received from the Ministry notifying the Company that it must immediately implement the project. In September 2000 the Company was further notified that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. Another notice from the Ministry in August 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company's request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the Fall of 2001 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

    March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry's letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining Code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry's actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible. To date, the Company has not received a written notice of termination of the lease.

    The Company has vigorously contested the legality of the threats of the Ministry to terminate the Company's mining lease. Numerous letters have been written to the Ministry and the Company and its Saudi Arabian legal advisors also have had meetings with officials of the Ministry. The Company has told the Ministry that the Al Masane project would experience losses if the project was implemented since the market prices were still too low. When the market prices for the minerals rise to acceptable levels, plans to implement the project will be resumed. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from SIDF or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates, which may improve the commercial viability of the project.

    Deferred exploration and development costs of the Al Masane Project at December 31, 2002, 2001 and 2000, and the changes in these amounts for each of the three years then ended are detailed below:

                               Balance at                        Balance at                        Balance at
                              December 31,      Activity        December 31,      Activity        December 31,      Activity
                                  2002          for 2002           2001           for 2001            2000          for 2000
                              -----------      -----------      -----------      -----------      -----------      -----------
Property and equipment:
   Mining equipment           $ 2,160,206               --      $ 2,160,206               --      $ 2,160,206               --
   Construction costs           3,140,493               --        3,140,493               --        3,140,493               --
                              -----------      -----------      -----------      -----------      -----------      -----------

      Total                     5,300,699               --        5,300,699               --        5,300,699               --

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA - CONTINUED

Other costs:
  Labor, consulting
    services and project
    administration costs      $21,434,455      $   319,349      $21,115,106      $   193,082      $20,922,024      $   681,040
  Materials and
    maintenance                 6,175,232               --        6,175,232            1,486        6,173,746            1,865
  Feasibility study             2,907,771               --        2,907,771               --        2,907,771               --
                              -----------      -----------      -----------      -----------      -----------      -----------

      Total                    30,517,458          319,349       30,198,109          194,568       30,003,541          682,905
                              -----------      -----------      -----------      -----------      -----------      -----------

                              $35,818,157      $   319,349      $35,498,808      $   194,568      $35,304,240      $   682,905
                              ===========      ===========      ===========      ===========      ===========      ===========

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

NOTE 7 - MINERAL PROPERTIES IN THE UNITED STATES

    The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada. In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. The Company had an option, which expired in June 2002, to acquire 720,000 shares (approximately 10% of the outstanding shares) of Pioche common stock at $0.20 per share.

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

    Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                 2002             2001
                                                              -----------      -----------
Notes payable:
   Secured note to Saudi Arabian government (See Note A)      $11,000,000      $11,000,000
   Unsecured demand notes payable to Saudi investors               13,280           13,280
   Unsecured notes to foreign investors (See Note B)              618,000          618,000
   Other                                                          112,500          112,500
                                                              -----------      -----------

       Total                                                  $11,743,780      $11,743,780
                                                              ===========      ===========

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS - CONTINUED

Long-term debt:
   Revolving notes to foreign banks (See Note C)         $ 3,215,100       $ 3,297,401
   Revolving bank note (See Note D)                        3,250,000         3,043,997
   Secured note with commercial lender (See Note E)          661,673         1,257,370
                                                         -----------       -----------

       Total                                               7,126,773         7,598,768
   Less current portion                                   (7,126,773)       (7,598,768)
                                                         -----------       -----------

       Total                                             $        --       $        --
                                                         ===========       ===========

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

    (C) Represents two loans payable to Mexican banks of $1,171,007 and $2,044,093, as of December 31, 2002. The first loan is payable in monthly payments through 2004. The second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.382% at December 31, 2002). Both loans are collateralized by all of the assets of Coin including the plant located in Coatzacoalcos, near Veracruz. Coin is in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $2,275,823 are included in accrued interest.

    (D) South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. Interest was payable monthly at the bank's prime rate plus .5% to January 31, 2003; plus 1% from February 1, 2003 to March 31, 2003; plus 1.5% from April 1, 2003 to May 26, 2003 and plus 3% from May 27 to June 15, 2003. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. Amendments two through ten extended the due dates from May 31, 2001 to June 15, 2003. The agreement contained various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. At December 31, 2002, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements. On July 29, 2003, South Hampton entered into a Purchase and Sale Agreement (the "Agreement) with the bank, whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS - CONTINUED

          Under this factoring agreement, the Bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the Agreement were used to retire the $3.25 million revolving bank note. Management expects the fees and interest charged by the Bank in this arrangement will equate to an effective interest rate of approximately 9.0%. The Agreement is secured by cash accounts, accounts receivable and inventory and imposes limitations on distributions to the parent.

    (E) South Hampton and Gulf State entered into a $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest in all of its assets, except those dedicated to the bank mentioned in Note D above. Interest is at 10.55% per annum. Principal and interest was payable in the original agreement in 47 consecutive monthly installments of $89,696 from February 1, 2000 through January 2004. In January 2001, South Hampton and Gulf State advised the lender that certain events of default had occurred and requested the lender to suspend borrower's principal payments for the months of December 2000, January, February, March and April of 2001. During this period, interest only payments were made. Effective April 1, 2001, an amended and restated promissory note was executed in the principal amount of $1,627,036 with interest at 10.55%. For the months of May and June 2001, principal payments of $25,000 each plus interest were made. With the lender's approval, the principal payments were adjusted at that time to fully amortize the outstanding principal balance during or prior to the initial term of the loan. The new agreement provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At December 31, 2002, South Hampton and Gulf State were not in compliance with a covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    Interest of $552,452, $455,360 and $862,013 was paid in 2002, 2001, and
    2000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

    South Hampton leases, on a month to month basis, various vehicles and equipment from a trucking and transportation company owned by two of TOCCO's officers at a monthly cost of approximately $32,000. Total rental costs were approximately $422,000 in 2002, $418,000 in 2001 and $405,000 in 2000.

    South Hampton has guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest.

    South Hampton, together with several other companies, is a defendant in six lawsuits filed in the period from December 1999 to June 2003 by former employees of South Hampton and other refineries. The suits claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. One previous lawsuit was settled in 2002 for $22,500. Two other previous lawsuits were settled in 2002 with South Hampton agreeing to pay a total of $60,000 and $100,000 in quarterly payments by October 2002 and June 2003, respectively. In 2002 three

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

    new lawsuits were filed which contain claims similar to the other suits. Two lawsuits were filed in March and June 2003 with similar claims. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

    South Hampton is a defendant in a lawsuit filed in September 2001, which alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. The plaintiff is seeking unspecified amounts and the matter is set for trial in January 2004. South Hampton is vigorously defending itself against the claim. It is not practical to predict the ultimate outcome of the lawsuit. If this matter is resolved in an adverse manner, it could have a material adverse effect on South Hampton's operating results and cash flows in a future reporting period.

    At the request of the Texas Commission on Environmental Quality ("TCEQ"), formerly Texas Natural Resources Conservation Commission ("TNRCC"), South Hampton drilled a well to check for groundwater contamination under a spill area. Based on the results, two pools of hydrocarbons were discovered. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

    In August 1997, the TCEQ notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns.

    On February 2, 2000, the TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. A further amendment was made by the TCEQ on December 13, 2001 for further violations relating to air quality control and waste requirements. The TCEQ proposed that the administrative penalties be increased another $59,000. South Hampton settled this particular claim with the TCEQ in April 2002 for approximately $5,900.

    On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, 2003. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement. South Hampton believes the original penalty and the additional allegations are greatly overstated and intends to continue to vigorously defend itself against these allegations, the proposed penalties and proposed corrective actions. Management believes the penalties will be settled for amounts less than those proposed. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued.

    South Hampton has a liability of $200,000 and $216,840 recorded as of December 31, 2002 and 2001, respectively, related to these environmental issues. Amounts charged to expense were approximately $291,000 in 2002, $227,000 in 2001 and $338,000 in 2000.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 9 - COMMITMENTS AND CONTINGENCIES - CONTINUED

    The Company was advised by letter dated March 11, 2003 that the Division of Enforcement of the Securities and Exchange Commission ("SEC") was conducting an informal, non-public inquiry concerning matters relating to the Al Masane project and the Ministry's threatened termination of the Al Masane mining lease. The Company fully cooperated with the SEC in the conduct of the investigation, which became a formal investigation. The Company reached a settlement with the SEC relating to this matter and on October 16, 2003, the Company consented to the entry of an order by the SEC enjoining the Company from future violations of the federal securities laws. Further, the Company's President and Chief Executive Officer, Hatem El-Khalidi, simultaneously settled an SEC complaint filed against him by consenting to the entry of an order enjoining him from future violations of the federal securities laws and agreeing to pay a civil penalty of $25,000. Neither the Company nor Mr. El-Khalidi admitted or denied the allegations of the complaints.

NOTE 10 - STOCK OPTIONS

    STOCK OPTIONS - The Company's Employee Stock Option Plan (the "Employee Plan") provided for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company had reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2002, options to purchase 45,000 shares were outstanding under the Employee Plan. The options vested at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan was registered with the Securities and Exchange Commission and expired May 16, 2003.

    The Company has periodically granted stock options to various parties, including certain officers and directors, who have made loans to or performed critical services for the Company. Most of these options allow the parties to purchase common stock for $1.00 per share.

    Additional information with respect to all options outstanding at December 31, 2002, and changes for the three years then ended was as follows:

                                                          2000
                                              -----------------------------
                                                           Weighted average
                                                Shares      exercise price
                                              ----------   ----------------
Outstanding at beginning of year               1,570,000       $   1.07
Forfeited                                       (698,000)          1.00
                                              ----------       --------

Outstanding at end of year                       872,000       $   1.12
                                              ==========       ========
Options exercisable at December 31, 2000         872,000       $   1.12
                                              ==========       ========

                                                        2001
                                              -------------------------
                                                       Weighted average
                                              Shares    exercise price
                                              -------  ----------------
Outstanding at beginning and end of year      872,000      $   1.12
                                              =======      ========
Options exercisable at December 31, 2001      872,000      $   1.12
                                              =======      ========

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 10 - STOCK OPTIONS - CONTINUED

                                                        2002
                                              ---------------------------
                                                         Weighted average
                                               Shares     exercise price
                                              --------   ----------------
Outstanding at beginning of year               872,000       $   1.12
Forfeited                                      (62,000)          1.38
                                              --------       --------

Outstanding at end of year                     810,000       $   1.10
                                              ========       ========
Options exercisable at December 31, 2002       810,000       $   1.10
                                              ========       ========

    Additional information about stock options outstanding at December 31, 2002 is summarized as follows:

                                              Options outstanding and exercisable
                                           ------------------------------------------
                                                              Weighted average
                                                       ------------------------------
                                                          Remaining          Exercise
       Range of exercise prices            Number      contractual life        price
       ------------------------            -------     ----------------      --------
       $1.00                               745,000         5.2 years          $ 1.00
       $1.75                                45,000         1.8 years            1.75
       $2.88 to $3.75                       20,000          .6 years            3.32
                                           -------                            ------

                                           810,000                            $ 1.10
                                           =======                            ======

NOTE 11 - INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

                                             2002               2001*             2000
                                          -----------        -----------       -----------
Income taxes at U.S. statutory rate       $   235,301        $  (884,346)      $(1,457,935)
State taxes, net of federal benefit            64,170            174,332            53,886
Net operating losses utilized                (644,347)           (13,927)               --
Net operating losses carried forward               --                 --           779,006
Foreign operations losses with no
  benefit provided                            337,946            707,309           614,808
Other items                                     6,930             16,632            10,235
                                          -----------        -----------       -----------

   Total tax expense                      $        --        $        --       $        --
                                          ===========        ===========       ===========

*Restated, see Note 2.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 11 - INCOME TAXES - CONTINUED

    The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

                                                                   December 31,
                                               ---------------------------------------------------
                                                   2002                2001*              2000
                                               ------------        ------------       ------------
Deferred tax liabilities:
   Refinery plant, pipeline and equipment      $   (481,000)       $   (500,000)      $   (500,000)

Deferred tax assets:
   Accounts receivable                               76,000              69,000             64,000
   Mineral interests                                236,000             236,000            236,000
   Accrued liabilities                              123,000              93,000             89,000
   Net operating loss and contribution
       carryforwards                              6,837,000           7,493,000          9,873,000
   Tax credit carryforwards                         212,000             212,000            341,000
   Deferred gain on sale of property                 76,000              89,000             99,000
   Unrealized losses on swap agreements                  --             187,000                 --
                                               ------------        ------------       ------------

   Gross deferred tax assets                      7,560,000           8,379,000         10,702,000

Valuation allowance                              (7,079,000)         (7,879,000)       (10,202,000)
                                               ------------        ------------       ------------

   Net deferred tax assets                          481,000             500,000            500,000
                                               ------------        ------------       ------------

   Net deferred taxes                          $         --        $         --       $         --
                                               ============        ============       ============

*Restated, see Note 2.

    The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

    At December 31, 2002, the Company had approximately $18,000,000 of net operating loss carryforwards. These carryforwards expire during the years 2003 through 2020. In addition, the Company has alternative minimum tax credit carryforwards of approximately $212,000 that may be carried over indefinitely. During 2002, net operating loss carryforwards of approximately $410,000 expired.

    The Company has no Saudi Arabian or Mexican tax liability. At December 31, 2002, Coin has available net operating loss carryforwards and recoverable tax on assets of approximately $2,340,000 and $483,000, respectively, expiring through 2012, which are limited to the income of Coin.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 12 - SEGMENT INFORMATION - CONTINUED

                                                     December 31, 2002
                                     -------------------------------------------------
                                       Refining           Mining              Total
                                     ------------      ------------       ------------
Revenue from external customers      $36,753,000       $         --       $ 36,753,000
Depreciation                           1,412,389              1,813          1,414,202
Operating income (loss)                1,705,420           (490,028)         1,215,392

Total assets                         $16,114,394       $ 39,506,415       $ 55,620,809

                                           December 31, 2001 (Restated, see Note 2)
                                     --------------------------------------------------
                                       Refining            Mining              Total
                                     ------------       ------------       ------------
Revenue from external customers      $32,712,668        $         --       $ 32,712,668
Depreciation                           1,379,201               2,268          1,381,469
Operating loss                          (243,055)           (470,740)          (713,795)

Total assets                         $16,560,979        $ 39,186,704       $ 55,747,683

                                                     December 31, 2000
                                     --------------------------------------------------
                                       Refining            Mining              Total
                                     ------------       ------------       ------------
Revenue from external customers      $ 42,611,811       $         --       $ 42,611,811
Depreciation                            1,256,472              2,481          1,258,953
Operating loss                         (2,837,864)          (190,252)        (3,028,116)

Total assets                         $ 18,733,016       $ 38,865,679       $ 57,598,695

    Information regarding foreign operations for the years ended December 31, 2002, 2001 and 2000 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                               Year ended December 31,
                          ---------------------------------
                            2002         2001         2000
                          -------      -------      -------
Revenues
   United States          $34,057      $31,455      $36,660
   Mexico                   2,696        1,258        5,951
   Saudi Arabia                --           --           --
                          -------      -------      -------

                          $36,753      $32,713      $42,611
                          =======      =======      =======

                               Year ended December 31,
                          ---------------------------------
                           2002         2001          2000
                          -------      -------      -------
Long-lived assets
   United States          $ 6,252      $ 6,739      $ 7,381
   Mexico                   4,915        5,230        5,579
   Saudi Arabia            38,249       37,930       37,735
                          -------      -------      -------

                          $49,416      $49,899      $50,695
                          =======      =======      =======

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 13 - NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share has been calculated as follows:

                                                                    2002               2001*              2000
                                                                ------------       ------------       ------------
Basic
   Net income (loss)                                            $    692,063       $ (2,601,018)      $ (4,288,044)
   Weighted average shares outstanding                            22,731,994         22,768,858         22,673,033

       Per share                                                $       0.03       $      (0.11)      $      (0.19)

                                                                    2002               2001*              2000
                                                                ------------       ------------       ------------
Diluted
   Net income (loss)                                            $    692,063       $ (2,601,018)      $ (4,288,044)
   Dilutive effect of stock options                                       --                 --                 --
                                                                ------------       ------------       ------------
   Net income (loss) - diluted                                  $    692,063       $ (2,601,018)      $ (4,288,044)

   Weighted average shares outstanding - diluted                  22,731,994         22,768,858         22,673,033

       Per share - diluted                                      $       0.03       $      (0.11)      $      (0.19)

    *Restated, see Note 2

    In 2002, 2001 and 2000, options for 810,000, 872,000 and 872,000 shares, respectively were excluded from diluted shares outstanding because their effect was antidilutive.

NOTE 14  - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2002. The Company has restated the quarterly information to reflect the adjustments identified in the restatement of the December 31, 2001 and audit of the December 31, 2002 financial statements (in thousands, except per share data):

                                          Year Ended December 31, 2002
                           -------------------------------------------------------------
                            First       Second        Third        Fourth
                           Quarter      Quarter      Quarter       Quarter        Total
                           -------      -------      -------       -------       -------
Revenues                   $ 8,851      $ 9,079      $ 9,846       $ 8,977       $36,753
Net income (loss)            1,621          551          (16)       (1,464)          692
Basic and diluted EPS      $  0.07      $  0.02      $ (0.00)      $ (0.06)      $  0.03

                                                  Year Ended December 31, 2001
                               --------------------------------------------------------------------
                                First          Second         Third         Fourth
                               Quarter         Quarter       Quarter        Quarter         Total
                               --------       --------       --------       --------       --------
Revenues                       $  8,361       $  8,841       $  7,477       $  8,034       $ 32,713
Net loss                           (903)          (207)          (545)          (946)        (2,601)
Basic and diluted EPS          $  (0.04)      $  (0.01)      $  (0.02)      $  (0.04)      $  (0.11)

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

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

    Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company's Chairman of the Board. The Company paid approximately $24,700, $25,500 and $24,700 in 2002, 2001 and 2000, respectively, pursuant to such arrangement.

    South Hampton incurred product transportation costs of approximately $397,000, $404,000 and $391,000 in 2002, 2001 and 2000, respectively, with a trucking and transportation company owned by two of TOCCO's officers.


NOTE 16 - NATURAL GASOLINE SWAP AGREEMENTS

    South Hampton's primary source of feedstock is natural gasoline. In 2001 and 2002 South Hampton entered into three swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003 two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements is to limit the company's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements cover approximately 20% to 40% of the average monthly feedstock requirements. For the years ended December 31, 2002 and 2001, the net recognized gain (loss) from the agreements was $1,032,045 and $(339,507), respectively. The fair value liability of the derivative contracts at December 31, 2001 was $505,890. (See Note 2.) The fair value of the derivative contracts was not material to the consolidated financial statements at December 31, 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM ON SCHEDULES


Board of Directors and Stockholder
Arabian American Development Company and Subsidiaries

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated October 16, 2003. Our audits also include
Schedule II for this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2002, 2001, and 2000 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.




/s/  MOORE STEPHENS TRAVIS WOLFF, LLP


Dallas, Texas
October 16, 2003

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 2002

                                                                Charged
                                               Beginning       (credited)                                Ending
Description                                     balance        to earnings       Deductions              balance
-----------                                   -----------      -----------       -----------           -----------
ALLOWANCE FOR DEFERRED
   TAX ASSET

December 31, 2000                             $ 8,961,093      $ 1,452,371       $  (212,482)(a)       $10,200,982

December 31, 2001*                             10,200,982         (165,940)       (2,156,123)(a)(b)      7,878,919

December 31, 2002                               7,878,919               --          (799,426)(a)(b)      7,079,493

-------------

(a)  Expiration of carryforwards
(b)  Utilization of carryforwards

* Restated, see Note 2 to the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
PRODUCTOS QUIMICOS COIN, S.A. DE C.V.
MEXICO CITY, MEXICO


We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2002, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Mexico. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and prepared in accordance with generally accepted accounting principles. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As described by the Company in note 2A1 included below, the accompanying financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2002 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency as to which we have issued a qualified opinion on February 14, 2003.

As discussed in note 1 to the accompanying financial statements, the Company has reported accumulated losses for $9,762,125, and the statement of financial position shows excess of current liabilities over current assets for $6,149,133. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest under certain loan agreements, as discussed in notes 8 and 9 to the accompanying financial statements. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. Additionally, during the period January-December 2002, installed production capacity of the Company was only partially utilized, representing a cost of maintaining idle the industrial plant as described in note 1 to the accompanying financial statements. As a result of the preceding issues, the Company may be unable to continue its operations. The accompanying financial statements have been prepared on the basis applicable to a going concern and, accordingly, do not purport to give effect to adjustments relating to the valuation and reclassification of recorded liabilities that may be necessary in the event the Company could not continue its operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2002, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                        Despacho Freyssinier Morin, S.C.

                           /s/  C.P. JUAN PABLO SOTO
                                C.P. Juan Pablo Soto
                                      Partner

Mexico City, Mexico
February 14, 2003

                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
PRODUCTOS QUIMICOS COIN, S.A. DE C.V.
MEXICO CITY, MEXICO


We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2001, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Mexico. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and prepared in accordance with generally accepted accounting principles. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As described by the Company in note 2A1 included below, the accompanying financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2001 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency as to which we have issued a qualified opinion on April 19, 2002.

As discussed in note 1 to the accompanying financial statements, the Company has reported accumulated losses for $8,538,339, and the statement of financial position shows excess of current liabilities over current assets for $5,510,943. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest under certain loan agreements, as discussed in notes 8 and 9 to the accompanying financial statements. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. During the period January through October 2001, no production activities were carried out. These activities were partially resumed in November. As a result of the preceding issues, and despite the fact that the Company's holding company decided to capitalize intercompany debt in the amount of $1,077,823 (purchase of inventory and working capital), the Company may be unable to continue its operations. The accompanying financial statements have been prepared on the basis applicable to a going concern and, accordingly, do not purport to give effect to adjustments relating to the valuation and reclassification of recorded liabilities that may be necessary in the event the Company could not continue its operations.

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

Mexico City, Mexico
April 19, 2002