Form 10-Q
period 2003-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-02-24
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        FOR QUARTER ENDING MARCH 31, 2003

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
YES      NO  X
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES      NO  X
    ---     ---

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2003: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      MARCH 31, 2003   DECEMBER 31,
                                                        (UNAUDITED)         2002
                                                      --------------   ------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                        $    201,739    $    319,171
      Trade Receivables                                   4,691,487       4,549,369
      Inventories                                           795,182         900,061
                                                       ------------    ------------
         Total Current Assets                             5,688,408       5,768,601

   REFINERY PLANT, PIPELINE AND EQUIPMENT                18,285,951      18,250,302
      Less: Accumulated Depreciation                     (8,637,609)     (8,294,753)
                                                       ------------    ------------
         Refinery Plant, Pipeline and Equipment, net      9,648,342       9,955,549

   AL MASANE PROJECT                                     35,886,504      35,818,157
   OTHER INTERESTS IN SAUDI ARABIA                        2,431,248       2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                1,211,288       1,211,010
   OTHER ASSETS                                             380,007         436,244
                                                       ------------    ------------

         TOTAL ASSETS                                  $ 55,245,797    $ 55,620,809
                                                       ============    ============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable                                 $  4,895,078    $  4,217,014
      Accrued Interest                                    2,869,329       2,558,478
      Accrued Liabilities                                   846,028         759,591
      Accrued Liabilities in Saudi Arabia                 2,522,346       2,490,005
      Notes Payable                                      11,743,780      11,743,780
      Current Portion of Long-Term Debt                   6,947,046       7,126,773
                                                       ------------    ------------
            Total Current Liabilities                    29,823,607      28,895,641

   DEFERRED REVENUE                                         197,021         177,806
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES           842,418         844,298

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2003
      and 2002                                            2,243,199       2,243,199
   ADDITIONAL PAID-IN CAPITAL                            36,512,206      36,512,206
   ACCUMULATED DEFICIT                                  (14,372,654)    (13,052,341)
                                                       ------------    ------------
         Total Stockholders' Equity                      24,382,751      25,703,064
                                                       ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 55,245,797    $ 55,620,809
                                                       ============    ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                 MARCH 31, 2003   MARCH 31, 2002*
                                                 --------------   ---------------
REVENUES
   Refined Product Sales                          $  7,818,643     $  7,890,559
   Processing Fees                                   1,081,192          960,126
                                                  ------------     ------------
                                                     8,899,835        8,850,685

OPERATING COSTS AND EXPENSES
   Cost of Refined Product
      Sales and Processing                           8,472,397        5,713,948
   General and Administrative                          957,148          876,666
   Depreciation                                        342,855          347,807
                                                  ------------     ------------
                                                     9,772,400        6,938,421
                                                  ------------     ------------

      OPERATING INCOME (LOSS)                         (872,565)       1,912,264

OTHER INCOME (EXPENSE)
   Interest Income                                       8,612           10,118
   Interest Expense                                   (367,545)        (245,146)
   Minority Interest                                     1,880            1,550
   Foreign Exchange Transaction Loss                  (119,654)         (84,328)
   Miscellaneous Income                                 28,959           26,140
                                                  ------------     ------------
                                                      (447,748)        (291,666)
                                                  ------------     ------------

      NET INCOME (LOSS)                           $ (1,320,313)    $  1,620,598
                                                  ============     ============

Basic and Diluted Net Income (Loss)
  per Common Share                                $      (0.06)    $       0.07
                                                  ============     ============

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                      22,731,994       22,731,994
                                                  ============     ============


*Restated. See Note 2.

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------



                          COMMON STOCK           ADDITIONAL
                  ---------------------------     PAID-IN      ACCUMULATED
                     SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                  ------------   ------------   ------------   ------------    ------------
JANUARY 1, 2003     22,431,994   $  2,243,199   $ 36,512,206   $(13,052,341)   $ 25,703,064

   Net Loss                 --             --             --     (1,320,313)     (1,320,313)
                  ------------   ------------   ------------   ------------    ------------

MARCH 31, 2003      22,431,994   $  2,243,199   $ 36,512,206   $(14,372,654)   $ 24,382,751
                  ============   ============   ============   ============    ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                         ---------------------------
                                                                            2003            2002*
                                                                         -----------     -----------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $(1,320,313)    $ 1,620,598
   Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
      Depreciation                                                           342,855         347,807
      Increase in Deferred Revenue                                            19,215           6,226
      Unrealized Gain on Feedstock Swaps                                          --      (1,207,500)
    Changes in Operating Assets and Liabilities
      Increase in Trade Receivables                                         (142,118)       (804,386)
      Decrease (Increase) in Inventories                                     104,879        (242,349)
      Decrease in Other Assets                                                56,237          54,977
      Increase in Accounts Payable and Accrued Liabilities                   764,501         381,803
      Increase in Accrued Interest                                           310,851         163,435
      Increase in Accrued Liabilities in Saudi Arabia                         32,341          16,400
    Other                                                                     (1,879)         (1,548)
                                                                         -----------     -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                              166,569         335,463
                                                                         -----------     -----------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                            (68,347)        (99,915)
   Additions to Refinery Plant, Pipeline and Equipment                       (35,649)       (182,351)
   (Additions to) Reduction in Mineral Properties in the United States          (278)             48
                                                                         -----------     -----------

      NET CASH USED IN INVESTING ACTIVITIES                                 (104,274)       (282,218)
                                                                         -----------     -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                           --         109,712
   Reduction of Notes Payable and Long-Term Obligations                     (179,727)       (143,111)
                                                                         -----------     -----------

      NET CASH USED IN FINANCING ACTIVITIES                                 (179,727)        (33,399)
                                                                         -----------     -----------

NET DECREASE (INCREASE) IN CASH AND
   CASH EQUIVALENTS                                                         (117,432)         19,846

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       319,171         199,529
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $   201,739     $   219,375
                                                                         ===========     ===========


*Restated. See Note 2.

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information in the Company's December 31, 2002 Annual Report on Form 10-K.

   These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). TOCCO also owns 92% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico. The Company also directly owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2. RESTATEMENT

   During 2002, the Company became aware that the natural gasoline swap agreements (swap agreements) discussed in Note 8, did not qualify for cash flow hedge accounting treatment. Additionally, sales of Coin were found to have been understated. The following table highlights the effects of the restatement adjustments on the previously reported consolidated statement of operations for the three months ended March 31, 2002, accumulated other comprehensive income and accumulated deficit. All notes have been restated as appropriate.

                                                              Accumulated other      Accumulated
                                               Net income    comprehensive income      deficit
                                             March 31, 2002      March 31, 2002     March 31, 2002
                                             --------------  --------------------   --------------
As previously reported                        $    202,989       $    701,610        $(13,035,525)

    Adjustments:

       Fair value of natural gasoline swaps      1,207,500           (701,610)            701,610

       Revenue                                     210,109                 --             210,109
                                              ------------       ------------        ------------

       As restated                            $  1,620,598       $         --         (12,123,806)
                                              ============       ============        ============

    Basic and diluted net income per share:
       As previously reported                 $       0.01
       Adjustment                                     0.06
                                              ------------

       As restated                            $       0.07
                                              ============

3. INVENTORIES

   Inventories include the following:

                                          MARCH 31, 2003       DECEMBER 31, 2002
                                          --------------       -----------------
      Refined products                       $ 795,182            $ 900,061
                                             =========            =========

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States and on the average cost method, or market, for inventories held in Mexico. At March 31, 2003, current cost exceeded LIFO value by approximately $278,000. At December 31, 2002, current cost exceeded the LIFO value by approximately $203,000.

4. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2003 and 2002, respectively.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                     2003       2002*
                                                   --------    -------
       Net Income (Loss)                           $ (1,320)   $ 1,621
                                                   ========    =======

       Weighted Average Shares Outstanding:
            Basic and Diluted                        22,732     22,732
                                                   ========    =======

       Net Income (Loss) Per Share:
          Basic and Diluted                        $  (0.06)   $  0.07
                                                   ========    =======

   Restated. See Note 2.

   In the three months ended March 31, 2003 and 2002, options for 810,000 shares were excluded from diluted shares outstanding because their effect was antidilutive. Options for 62,000 shares expired in March 2002.

5. SEGMENT INFORMATION

   As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

   THREE MONTHS ENDED MARCH 31, 2003       REFINING        MINING           TOTAL
   ---------------------------------     ------------    ------------    ------------
       Revenue from external customers   $  8,899,835    $         --    $  8,899,835
       Depreciation                           342,381             474         342,855
       Operating loss                        (758,587)       (113,978)       (872,565)

       Total assets                      $ 15,644,687    $ 39,601,110    $ 55,245,797

   THREE MONTHS ENDED MARCH 31, 2002*      REFINING        MINING           TOTAL
   ---------------------------------     ------------    -----------     ------------
       Revenue from external customers   $  8,850,685   $         --    $  8,850,685
       Depreciation                           347,240            567         347,807
       Operating income (loss)              1,965,567        (53,303)      1,912,264

       Total assets                      $ 18,110,034   $ 39,285,273    $ 57,395,307

*Restated.  See Note 2.

   Information regarding foreign operations for the three months ended March 31, 2003 and 2002 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                             ------------------------
                                              2003             2002*
                                             -------          -------
   REVENUES
      United States                          $ 8,712          $ 8,244
      Mexico                                     188              607
      Saudi Arabia                                --               --
                                             -------          -------
                                             $ 8,900          $ 8,851
                                             =======          =======
   LONG-LIVED ASSETS
      United States                          $ 6,398          $ 7,013
      Mexico                                   4,841            5,224
      Saudi Arabia                            38,318           38,030
                                             -------          -------
                                             $49,557          $50,267
                                             =======          =======

   *Restated. See Note 2.

6. LEGAL PROCEEDINGS

   At March 31, 2003, South Hampton, together with several other companies, was a defendant in four pending lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. A motion for a summary judgment was granted in October 2003 for one lawsuit. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

   South Hampton also is a defendant in a lawsuit filed in September 2001, which alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. The plaintiff is seeking unspecified amounts and a previously scheduled trial date for January 2004 has not been rescheduled. South Hampton is vigorously defending itself against the claim. If this matter is resolved in an adverse manner, it could have a material adverse effect on South Hampton's operating results and cash flows in a future reporting period.

   In August 1997, the Texas Commission on Environmental Quality ("TCEQ") notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns.

   On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On December 13, 2001, the TCEQ notified South Hampton that it found several violations of its rules during a record review in October 2001 and proposed a settlement for approximately $59,000. South Hampton settled this particular claim in April 2002 for approximately $5,900.

   On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and intends to continue to vigorously defend itself against these allegations, the proposed penalties and proposed corrective actions. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

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

   On October 16, 2003, without admitting or denying any findings of fact or conclusions of law, the Company agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws asserted by the SEC relating to developments not previously disclosed concerning the Company's mining lease for the Al Masane area of Saudi Arabia. In connection with the settlement, the Company agreed to (i) cease and desist from violating certain provisions of the Securities Exchange Act of 1934 and (ii) comply with certain undertakings designed to improve its reporting and record keeping practices and enhance its internal accounting controls.

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

7. LONG-TERM DEBT

   South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. Amendments two through ten extended the due dates from May 31, 2001 to June 15, 2003. The agreement contained various restrictive covenants including the maintenance of various financial ratios, net worth and parent company distribution limitations. At March 31, 2003, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

   On July 29, 2003, South Hampton entered into a Purchase and Sale Agreement (the "Agreement) with the bank, whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the Agreement were used to retire the $3.25 million revolving credit agreement with the bank. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. The Agreement is secured by cash accounts, accounts receivable and inventory and imposes limitations on distributions to the Company.

   In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest on all of South Hampton's and Gulf State's assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At March 31, 2003, South Hampton and Gulf State were not in compliance with a covenant relating to distributions to the Company, and therefore, the debt is classified as current in the financial statements.

   Coin has two loans payable to Mexican banks, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% per annum and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.31% at March 31, 2003). At March 31, 2003, Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $2,494,369 has been accrued at March 31, 2003.

   By not being in compliance with the loan agreement covenants, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

8. NATURAL GASOLINE SWAP AGREEMENTS

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

   South Hampton's primary source of feedstock is natural gasoline. In 2001 and 2002 South Hampton entered into three swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003 two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements is to limit the company's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements cover approximately 20% to 40% of the average monthly feedstock requirements. For the quarters ended March 31, 2003 and 2002, the net realized gain (loss) from the agreements was $49,552 and $(191,835), respectively. The unrealized gain of the derivative contracts for the three months ended March 31, 2002 was $1,207,500. There was no unrealized gain or loss for the three months ended March 31, 2003.

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

    SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Management took steps, beginning in July 2001, to protect the operations from extreme fluctuations in the price of its feedstock purchases by entering into swap agreements covering approximately 20% to 40% of its needs through December 2002. In addition, the purchase price of natural gas, which is used as fuel gas, has been fixed by agreement for the period from July 2001 through February 2003.

    As mentioned in Note 7, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at March 31, 2003, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

    MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve.

    By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that implementation of the Al Masane project would be delayed until open market prices for the minerals improved. One year later in May 2000, a reply was received from the Ministry to the Company's letter of May 11, 1999 notifying the Company that it must immediately implement the Al Masane project. In September 2000 the Company was further notified that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. Another notice from the Ministry in August 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company's request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the fall of 2001 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March

2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end.

    The Company has vigorously contested the legality of the threats of the Ministry to terminate the Company's mining lease. The Company has written numerous letters to the Ministry and the Company and its Saudi Arabian legal advisors also have had meetings with officials of the Ministry. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in these letters, the Company believes that the Ministry's letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining Code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry's actions. This opinion also was conveyed in a recent letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible. In a further letter from the Department of Commerce dated March 6, 2003, the Assistant Secretary for Market Access and Compliance stated the following: "After investigating the matter, the U.S. Embassy in Riyadh has been informed by the Ministry of Petroleum that it did not cancel your mining lease. According to the Ministry, it is waiting development of the site by Arabian American Development Company." To date, the Company has not received a written notice of termination of the lease. An order of termination of the mining lease by the Minister can be appealed to the Board of Lease Appeals in accordance with Article (55) of the Saudi Mining Code, which is an independent Board, chosen regardless of nationality, from eminent and highly reputable jurists and judges experienced in international law and problems relating to leases.

    When the market prices for the minerals rise to acceptable levels, plans to implement the project will be resumed. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There are no assurances that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At March 31, 2003, unpaid annual rental payments total approximately $543,000.

    On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and is expected to be acted upon after the proposed new Saudi Arabian Mining Code is issued. If the Saudi Arabian government does not issue the exploration license, the Company believes that it will be entitled to a refund of the monies expended, since the Company was authorized by the Saudi Arabian government to carry out exploration work in this area while waiting for the exploration license to be issued.

    The Company's mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $943,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,127,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the

King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2003, total refined product sales decreased approximately $72,000 or 1%, while the cost of sales (excluding depreciation) increased approximately $2,758,000 or 48% from the same period in 2002. Coin's sales decreased approximately $629,000 or 77%, while its cost of sales decreased approximately $399,000 or 73%. Consequently, the total gross profit margin on sales in the first quarter of 2003 decreased approximately $2,830,000 or 130% compared to the same period in 2002. This includes Coin's gross profit margin for this quarter of approximately $40,000, a decrease of approximately $230,000 from the same quarter in 2002.

    The first quarter of 2003 was difficult for the petrochemical industry in general and this Company was no exception. Due to the buildup of military and diplomatic pressure in the world, centered on the situation in Iraq, petroleum prices were high and uncertainty was widespread. Margins were squeezed throughout the industry by the high feedstock prices. Additionally, costs of operation for the industry as a whole were high due to the high price of natural gas during the winter season. While this Company had protected its cost of natural gas against sudden high spikes in price via gas purchasing contracts, most of the industry felt the effects. The profitability and production levels of its customers had an adverse impact on the Company's sales volume and its ability to raise prices to the level needed to achieve the desired profitability.

    The Company uses natural gasoline for the base feedstock of most of its products. Natural gasoline is classified as an LPG and is the heavier liquid produced when the field gas from wells is separated from the propane, butane, and natural gasoline contained therein. Natural gasoline does not follow the price of crude oil directly but studies over recent years have shown an 88% correlation with the price of crude oil. During the buildup prior to the conflict in Iraq, the price of natural gasoline went from an average of $.65 per gallon during 2002 to an average price of over $.93 per gallon during the first quarter of 2003. While the Company attempted to raise sales prices to offset as much of the feedstock cost as possible, the ability to raise prices has been constrained by a lack of price movement from the major oil company which competes in the same market. The Company has a loyal customer base and has been able to adjust sales prices to some extent, but economic conditions have forced customers to be more price conscious than might ordinarily be the case, when service and product quality are the driving factors.

    The toll processing business has been steady and continued to contribute to the Company's performance throughout the first quarter of 2003. The toll processing customers continued to operate at near maximum output throughout the quarter. Total sales revenue from toll processing for the first quarter was approximately $1,081,000, which was approximately $121,000 or 13% above the quarterly average for 2002. While there were some fluctuations in the tolling volumes handled, toll processing has developed into a very steady business over the last five years.

    The Mexico refinery continues to struggle with economic conditions in Mexico. High oil prices have affected their economy, as it has for much of the world. While Mexico is a major oil producer and, hence the recipient of increased oil revenue, much of the benefit gets tied up in Pemex, the state owned oil company, and does not have the effect on the general population that it possibly could. The Coin operation was shut down in the late fourth quarter of 2002 due to market conditions and began in late March 2003 to re-establish its feedstock supply from Pemex. Restarting the plant depends upon the renewal of that supply contract.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2003. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company's Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

      During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   Reference is made to Note 6 to the consolidated financial statements contained in this report for a discussion of material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   Reference is made to Note 7 of the consolidated financial statements and Part
I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report for a discussion of the $11.0 million note payable due the Saudi Arabian government and the loans payable by Coin to Mexican banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE

ITEM 5. OTHER INFORMATION.

   NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

    The following documents are filed or incorporated by reference as exhibits to this report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3(a)     -  Certificate of Incorporation of the Company as amended
                  through the Certificate of Amendment filed with the Delaware
                  Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 2000 (File No. 0-6247)). -

      3(b)     -  Bylaws of the Company, as amended through March 4, 1998
                  (incorporated by reference to Exhibit 3(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

     10(a)     -  Contract dated July 29, 1971 between the Company, National
                  Mining Company and Petromin (incorporated by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

     10(b)     -  Loan Agreement dated January 24, 1979 between the Company,
                  National Mining Company and the Government of Saudi Arabia
                  (incorporated by reference to Exhibit 10(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10(c)     -  Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the
                  Company (incorporated by reference to Exhibit 10(c) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

     10(d)     -  Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).*

     10(e)     -  1987 Non-Employee Director Stock Plan (incorporated by
                  reference to Exhibit 10(e) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).*

     10(f)     -  Phantom Stock Plan of Texas Oil & Chemical Co. II, Inc.
                  (incorporated by reference to Exhibit 10(f) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).*

     10(g)     -  Agreement dated March 10, 1988 between Chevron Research
                  Company and South Hampton Refining Company, together with
                  related form of proposed Contract of Sale by and between
                  Chevron Company and South Hampton Refining Company
                  (incorporated by reference to Exhibit 10(g) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

     10(h)     -  Addendum to the Agreement Relating to AROMAX(R) Process -
                  Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining
                  Company (incorporated by reference to Exhibit 10(h) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

     10(i)     -  Vehicle Lease Service Agreement dated September 28, 1989 by and between Silsbee Trading and Transportation Corp. and South
                  Hampton Refining Company (incorporated by reference to Exhibit
                  10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

     10(j)     -  Letter Agreement dated May 3, 1991 between Sheikh Kamal
                  Adham and the Company (incorporated by reference to Exhibit
                  10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

     10(k)     -  Promissory Note dated February 17, 1994 from Hatem
                  El-Khalidi to the Company (incorporated by reference to
                  Exhibit 10(k) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

     10(l)     -  Letter Agreement dated August 15, 1995 between Hatem
                  El-Khalidi and the Company (incorporated by reference to
                  Exhibit 10(l) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

     10(m)     -  Letter Agreement dated August 24, 1995 between Sheikh Kamal
                  Adham and the Company (incorporated by reference to Exhibit
                  10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

     10(n)     -  Letter Agreement dated October 23, 1995 between Sheikh Fahad
                  Al-Athel and the Company (incorporated by reference to Exhibit
                  10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10(o)     -  Letter Agreement dated November 30, 1996 between Sheikh
                  Fahad Al-Athel and the Company (incorporated by reference to
                  Exhibit 10(o) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 2001 (File No. 0-6247)).

     10(p)     -  Stock Purchase Agreement dated as of January 25, 2000
                  between Spechem, S.A. de. C.V. and Texas Oil and Chemical Co.
                  II, Inc. (incorporated by reference to Exhibit 10(p) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

     10(q)     -  Loan and Security Agreement dated as of December 30, 1999 by
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

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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

               -  (h) Eighth Amendment to Loan Agreement dated as of December
                  31, 2002 between South Hampton Refining Company and Southwest
                  Bank of Texas. N.A., together with related Promissory Note
                  (incorporated by reference to Exhibit 10(r)(h) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

               -  (i) Ninth Amendment to Loan Agreement dated as of February 28,
                  2003 between South Hampton Refining Company and Southwest Bank of Texas. N.A., together with related Promissory Note
                  (incorporated by reference to Exhibit 10(r)(i) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

               -  (j) Tenth Amendment to Loan Agreement dated as of April 30,
                  2003 between South Hampton Refining Company and Southwest Bank of Texas. N.A., together with related Promissory Note
                  (incorporated by reference to Exhibit 10(r)(j) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

     10(s)     -  Purchase and Sale Agreement/Security Agreement dated July
                  29, 2003 between Southwest Bank of Texas, N.A. and South
                  Hampton Refining Company, together with related Restricted
                  Payments Letter Agreement and Guaranty of Texas Oil & Chemical
                  Co. II, Inc. (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

     31.1      -  Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

     31.2      -  Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     32.1      -  Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

     32.2      -  Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) REPORTS ON FORM 8-K

    A Form 8-K report, dated January 31, 2003 and filed on February 7, 2003, reported that Grant Thornton LLP had resigned as the independent accountants of the Company on January 31, 2003 and that the Company had not yet engaged successor independent accountants. The report explained the circumstances leading to the resignation and stated that a letter from Grant Thornton LLP would be filed by an amendment to this report.

    A Form 8-K/A report, dated January 31, 2003 and filed on February 24, 2003, contained a letter from Grant Thornton LLP responding to the Form 8-K filed by the Company on February 7, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: February 12, 2004
                                       ARABIAN AMERICAN DEVELOPMENT COMPANY
                                       ------------------------------------
                                       (Registrant)



                                       /s/ DREW WILSON, JR.
                                       ------------------------------------
                                       Drew Wilson, Jr. Secretary/Treasurer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)