Form 10-Q
period 2003-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-02-24
CIK 7039

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

                        FOR QUARTER ENDING JUNE 30, 2003

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2003: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                          JUNE 30, 2003        DECEMBER 31,
                                                           (UNAUDITED)             2002
                                                         ---------------      ---------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                          $       254,131      $       319,171
      Trade Receivables                                        5,498,654            4,549,369
      Inventories                                                838,298              900,061
                                                         ---------------      ---------------
         Total Current Assets                                  6,591,083            5,768,601

   REFINERY PLANT, PIPELINE AND EQUIPMENT                     18,309,881           18,250,302
      Less: Accumulated Depreciation                          (8,982,063)          (8,294,753)
                                                         ---------------      ---------------
         Refinery Plant, Pipeline and Equipment, net           9,327,818            9,955,549

   AL MASANE PROJECT                                          35,929,430           35,818,157
   OTHER INTERESTS IN SAUDI ARABIA                             2,431,248            2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                     1,211,258            1,211,010
   OTHER ASSETS                                                  295,857              436,244
                                                         ---------------      ---------------

         TOTAL ASSETS                                    $    55,786,694      $    55,620,809
                                                         ===============      ===============

LIABILITIES

   CURRENT LIABILITIES

      Accounts Payable                                   $     5,993,844      $     4,217,014
      Accrued Interest                                         3,079,267            2,558,478
      Accrued Liabilities                                        842,132              759,591
      Accrued Liabilities in Saudi Arabia                      2,510,158            2,490,005
      Notes Payable                                           11,743,780           11,743,780
      Current Portion of Long-Term Debt                        6,814,910            7,126,773
                                                         ---------------      ---------------
            Total Current Liabilities                         30,984,091           28,895,641

   DEFERRED REVENUE                                              181,986              177,806
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                840,806              844,298

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2003
      and 2002                                                 2,243,199            2,243,199
   ADDITIONAL PAID-IN CAPITAL                                 36,512,206           36,512,206
   ACCUMULATED DEFICIT                                       (14,975,594)         (13,052,341)
                                                         ---------------      ---------------
         Total Stockholders' Equity                           23,779,811           25,703,064
                                                         ---------------      ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    55,786,694      $    55,620,809
                                                         ===============      ===============



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 --------------------------------    --------------------------------
                                                 JUNE 30, 2003     JUNE 30, 2002*    JUNE 30, 2003     JUNE 30, 2002*
                                                 -------------    ---------------    -------------     --------------
REVENUES
    Refined Product Sales                        $   8,993,807    $    8,063,221     $  16,812,450     $  15,953,780
    Processing Fees                                    895,909         1,015,404         1,977,101         1,975,530
                                                 -------------    --------------     -------------     -------------
                                                     9,889,716         9,078,625        18,789,551        17,929,310

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                           8,836,162         7,582,844        17,308,559        13,296,792
    General and Administrative                       1,085,592           817,580         2,042,740         1,694,246
    Depreciation                                       344,454           349,864           687,309           697,671
                                                 -------------    --------------     -------------     -------------
                                                    10,266,208         8,750,288        20,038,608        15,688,709
                                                 -------------    --------------     -------------     -------------

    OPERATING INCOME (LOSS)                           (376,492)          328,337        (1,249,057)        2,240,601

OTHER INCOME (EXPENSE)
    Interest Income                                      8,541             9,848            17,153            19,966
    Interest Expense                                  (409,032)         (294,428)         (776,577)         (539,574)
    Minority Interest                                    1,612             2,014             3,492             3,564
    Foreign Exchange Transaction Gain (Loss)           113,690           439,970            (5,964)          355,642
    Miscellaneous Income                                58,741            64,950            87,700            91,090
                                                 -------------    --------------     -------------     -------------
                                                      (226,448)          222,354          (674,196)          (69,312)
                                                 -------------    --------------     -------------     -------------

    NET INCOME (LOSS)                            $    (602,940)   $      550,691     $  (1,923,253)    $   2,171,289
                                                 =============    ==============     =============     =============

Basic and Diluted Net Income (Loss)
  per Common Share                               $       (0.03)   $         0.02     $       (0.08)    $        0.10
                                                 =============    ==============     =============     =============

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                      22,731,994        22,731,994        22,731,994        22,731,994
                                                 =============    ==============     =============     =============


*Restated.  See Note 2.

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------


                            COMMON STOCK               ADDITIONAL
                    -----------------------------       PAID-IN        ACCUMULATED
                       SHARES           AMOUNT          CAPITAL          DEFICIT            TOTAL
                    ------------     ------------     ------------     ------------      ------------
JANUARY 1, 2003       22,431,994     $  2,243,199     $ 36,512,206     $(13,052,341)     $ 25,703,064

   Net Loss                   --               --               --       (1,923,253)       (1,923,253)
                    ------------     ------------     ------------     ------------      ------------

JUNE 30, 2003         22,431,994     $  2,243,199     $ 36,512,206     $(14,975,594)     $ 23,779,811
                    ============     ============     ============     ============      ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
                                                               ------------------------------
                                                                   2003              2002*
                                                               ------------      ------------
OPERATING ACTIVITIES
   Net Income (Loss)                                           $ (1,923,253)     $  2,171,289
   Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
      Depreciation                                                  687,309           697,671
      Increase in Deferred Revenue                                    4,180            31,405
      Unrealized Gain on Feedstock Swaps                                 --        (1,298,640)
   Changes in Operating Assets and Liabilities
      Increase in Trade Receivables                                (949,285)         (766,442)
      Decrease in Inventories                                        61,763            45,706
      Decrease in Other Assets                                      140,387            53,447
      Increase in Accounts Payable and Accrued Liabilities        1,859,371            41,941
      Increase in Accrued Interest                                  520,789            21,369
      Increase in Accrued Liabilities in Saudi Arabia                20,153            34,325
   Other                                                             (3,491)          (23,937)
                                                               ------------      ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                     417,923         1,008,134
                                                               ------------      ------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                  (111,273)         (200,541)
   Additions to Refinery Plant, Pipeline and Equipment              (59,579)         (311,073)
   Additions to Mineral Properties in the United States                (248)             (190)
                                                               ------------      ------------

      NET CASH USED IN INVESTING ACTIVITIES                        (171,100)         (511,804)
                                                               ------------      ------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations              10,288            56,767
   Reduction of Notes Payable and Long-Term Obligations            (322,151)         (489,091)
                                                               ------------      ------------

      NET CASH USED IN FINANCING ACTIVITIES                        (311,863)         (432,324)
                                                               ------------      ------------

NET DECREASE (INCREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (65,040)           64,006

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              319,171           199,529
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $    254,131      $    263,535
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

2. RESTATEMENT

   During 2002, the Company became aware that the natural gasoline swap agreements (swap agreements) discussed in Note 8, did not qualify for cash flow hedge accounting treatment. Additionally, sales of Coin were found to have been understated and income tax expense was not applicable. The following table highlights the effects of the restatement adjustments on the previously reported consolidated statement of operations for the six months ended June 30, 2002, accumulated other comprehensive income and accumulated deficit. All notes have been restated as appropriate.

                                                                           Accumulated other           Accumulated
                                                    Net income           comprehensive income            deficit
                                                   June 30, 2002            June 30, 2002             June 30, 2002
                                                --------------------     --------------------      --------------------
As previously reported                          $            652,150     $            792,750      $        (12,586,364)

    Adjustments:

       Fair value of natural gasoline swaps                1,298,640                 (792,750)                  792,750

       Revenue                                               210,109                       --                   210,109

       Income tax expense                                     10,390                       --                    10,390
                                                --------------------     --------------------      --------------------

       As restated                              $          2,171,289     $                 --      $        (11,573,115)
                                                ====================     ====================      ====================
    Basic and diluted net income per share:
       As previously reported                   $               0.03
       Adjustment                                               0.07
                                                --------------------

       As restated                              $               0.10
                                                ====================

3. INVENTORIES

   Inventories include the following:

                                JUNE 30, 2003         DECEMBER 31, 2002
                              ------------------     ------------------
Refined products              $          838,298     $          900,061
                              ==================     ==================

  Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States and on the average cost method, or market, for inventories held in Mexico. At June 30, 2003, current cost exceeded LIFO value by approximately $83,000. At December 31, 2002, current cost exceeded the LIFO value by approximately $203,000.

4. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002, respectively.

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                         --------------------------     --------------------------
                                            2003           2002*           2003            2002*
                                         ----------      ----------     ----------      ----------
Net Income (Loss)                        $     (603)     $      551     $   (1,923)     $    2,171
                                         ==========      ==========     ==========      ==========

Weighted Average Shares Outstanding:
      Basic and Diluted                      22,732          22,732         22,732          22,732
                                         ==========      ==========     ==========      ==========

Net Income (Loss) Per Share:
      Basic and Diluted                  $     (.03)     $      .02     $     (.08)     $      .10
                                         ==========      ==========     ==========      ==========


  *Restated.  See Note 2.

  In the three and six months ended June 30, 2003 and 2002, options for 810,000 shares were excluded from diluted shares outstanding because their effect was antidilutive.

5. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED JUNE 30, 2003        REFINING          MINING            TOTAL
----------------------------------     -----------      -----------      -----------
   Revenue from external customers     $ 9,889,716      $        --      $ 9,889,716
   Depreciation                            343,980              474          344,454
   Operating loss                         (263,997)        (112,495)        (376,492)

   Total assets                        $ 16,151,182     $39,635,512      $55,786,694

THREE MONTHS ENDED JUNE 30, 2002*       REFINING          MINING             TOTAL
----------------------------------     ------------     ------------      ------------
   Revenue from external customers     $  9,078,625     $         --      $  9,078,625
   Depreciation                             349,297              567           349,864
   Operating income (loss)                  376,637          (48,300)          328,337

   Total assets                        $ 17,357,405     $ 39,656,054      $ 57,013,459

SIX MONTHS ENDED JUNE 30, 2003       REFINING            MINING            TOTAL
----------------------------------  ------------      ------------      ------------
   Revenue from external customers  $ 18,789,551      $         --      $ 18,789,551
   Depreciation                          686,361               948           687,309
   Operating loss                     (1,022,584)         (226,473)       (1,249,057)


SIX MONTHS ENDED JUNE 30, 2002*      REFINING         MINING            TOTAL
----------------------------------  -----------     -----------      -----------
   Revenue from external customers  $17,929,310     $        --      $17,929,310
   Depreciation                         696,537           1,134          697,671
   Operating income (loss)            2,342,204        (101,603)       2,240,601

    Information regarding foreign operations for the three and six months ended June 30, 2003 and 2002 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.


   *Restated.  See Note 2.

                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                    JUNE 30,                               JUNE 30,
                      -----------------------------------     -----------------------------------
                           2003                2002*                2003               2002*
                      ---------------     ---------------     ---------------     ---------------
REVENUES
   United States      $         9,838     $         8,612     $        18,550     $        16,855
   Mexico                          52                 467                 240               1,074
   Saudi Arabia                    --                  --                  --                  --
                      ---------------     ---------------     ---------------     ---------------
                      $         9,890     $         9,079     $        18,790     $        17,929
                      ===============     ===============     ===============     ===============
LONG-LIVED ASSETS
   United States      $         6,085     $         6,690
   Mexico                       4,750               4,913
   Saudi Arabia                38,361              38,248
                      ---------------     ---------------
                      $        49,196     $        49,851
                      ===============     ===============


    *Restated.  See Note 2.

6. LEGAL PROCEEDINGS

    At June 30, 2003, South Hampton, together with several other companies, was a defendant in four pending lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. A motion for a summary judgment was granted in October 2003 for one lawsuit. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

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

7.  LONG-TERM DEBT

    South Hampton entered into a $2.25 million revolving credit agreement with a bank in September 1999 that is collateralized by a first security interest in certain of its assets. An amended agreement was entered into on June 30, 2000, which increased the total amount to $3.25 million. Amendments two through ten extended the due dates from May 31, 2001 to June 15, 2003. The agreement contained various restrictive covenants including the maintenance of various financial ratios, net worth and limitations on distributions to the Company. At June 30, 2003, South Hampton was not in compliance with the covenant relating to distributions to the parent company, and therefore, the debt is classified as current in the financial statements.

    On July 29, 2003, South Hampton entered into a Purchase and Sale Agreement (the "Agreement) with the bank, whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the Agreement were used to retire the $3.25 million revolving credit agreement. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. The Agreement is secured by cash accounts, accounts receivable and inventory and imposes limitations on distributions to the Company.

    In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest on all of South Hampton's and Gulf State's assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At June 30, 2003, South Hampton and

    Gulf State were not in compliance with a covenant relating to distributions to the Company, and therefore, the debt is classified as current in the financial statements.

    Coin has two loans payable to Mexican banks, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% per annum and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.31% at March 31, 2003). At June 30, 2003, Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $2,777,809 has been accrued at June 30, 2003.

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

    South Hampton's primary source of feedstock is natural gasoline. In 2001 and 2002 South Hampton entered into three swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003 two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements is to limit the company's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements cover approximately 20% to 40% of the average monthly feedstock requirements. For the six months ended June 30, 2003 and 2002, the net realized loss from swap agreements was $89,300 and $15,120, respectively. There was an unrealized gain related to derivative contracts for the six months ended June 30, 2003 and 2002 of approximately $18,000 and $1,299,000, respectively.

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

    As mentioned in Note 7, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at June 30, 2003, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

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

    When the market prices for the minerals rise to acceptable levels, plans to implement the project will be resumed. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There are no assurances that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At June 30, 2003, unpaid annual rental payments total approximately $543,000.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $943,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,133,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the

King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2003, total refined product sales increased approximately $931,000 or 12%, while the cost of sales (excluding depreciation) increased approximately $1,253,000 or 17% from the same period in 2002. Coin's sales decreased approximately $205,000 or 80%, while its cost of sales decreased approximately $380,000 or 75%. Consequently, the total gross profit margin on sales in the second quarter of 2003 decreased approximately $322,000 or 67% compared to the same period in 2002. Coin had a negative gross profit margin for this quarter of approximately $73,000, compared to a negative gross profit margin of approximately $248,000 for the same quarter in 2002.

    In the six months ended June 30, 2003, total refined product sales increased approximately $859,000 or 5%, while the cost of sales (excluding depreciation) increased approximately $4,012,000 or 30% from the same period in 2002. Coin's sales decreased approximately $834,000 or 78%, while its cost of sales decreased approximately $779,000 or 74%. Consequently, the total gross profit margin on product sales in the first six months of 2003 decreased approximately $3,153,000 compared to the same period in 2002. Coin had a negative gross profit margin for the six months of approximately $33,000, compared to a gross profit margin of approximately $22,000 for the same period in 2002.

    The second quarter of 2003 began to take on the pattern of low margins and high fuel costs that plagued the Company and the industry in general for the remainder of the year. After the conflict in Iraq was defined and speculation regarding the situation ended, feedstock prices fell almost 20% to the $.75 per gallon range from the highs of $.96 per gallon in the previous quarter. These price levels on feedstock would normally indicate that the Company could make a reasonable margin on its products and operating income would reach acceptable, although not necessarily record levels. Unfortunately, at the same time feedstock was falling, the gas industry in the U.S. was experiencing unusually strong prices. Most of the strength in pricing, early in the year, was related to speculation about how fast U.S. gas storage would recover from the winter usage and whether enough gas could be put back in storage to provide for the 2003-2004 winter period. The Company had planned its hedging program around protecting its fuel cost during the winter months and then riding the spot market during the warm months when gas prices historically are moderate to soft. The plan worked well in the winter as the Company enjoyed fuel prices some 60% to 70% below market prices, but when the warm weather came and gas prices stayed at the $5.50 to $6.50 MMBTU levels, the Company's operating expenses were too high and could not be totally passed through to its customers.

    The Company uses natural gasoline for the base feedstock of most of its products. Natural gasoline is classified as an LPG and is the heavier liquid produced when the field gas from wells is separated from the propane, butane, and natural gasoline contained therein. Natural gasoline does not follow the price of crude oil directly but studies over recent years have shown an 88% correlation with the price of crude oil. During the buildup prior to the conflict in Iraq, the price of natural gasoline went from an average of $.65 per gallon during 2002 to an average price of over $.93 per gallon during the first quarter of 2003 and back down to an average price per gallon of $.75 in the second quarter. While the Company attempts to raise sales prices to offset as much of the feedstock cost as possible, the ability to raise prices is constrained by a lack of price movement from the major oil company which competes in the same market. The Company has a loyal customer base and has been able to adjust sales prices to some extent, but economic conditions have forced the customers to be more price conscious than might ordinarily be the case, when service and product quality are the driving factors.

    The toll processing business has been steady and continued to contribute to the Company's performance throughout the second quarter of 2003. The toll processing customers continued to operate strongly throughout the second quarter but had some reductions from the first quarter results mainly due to a build up of inventories in the period. Total sales revenue from toll processing for the first quarter of 2003 was over $1.080 million, which was slightly above the quarterly average for 2002, but dropped 15% to $895 thousand in the second quarter. This revenue for the second quarter of 2003 decreased by approximately $119,000 from the same period in 2002. Total processing fee revenue for the first six months of 2003 of approximately $1,977,000 was a slight increase over the fees for the same period in 2002. While there were some fluctuations in the tolling volumes handled, toll processing has developed into very steady business over the last five years.

    The Mexico refinery continues to struggle with economic conditions in Mexico. High oil prices have affected their economy, as it has for much of the world. While Mexico is a major oil producer, and hence the recipient of increased oil revenue, much of the benefit gets tied up in Pemex, the state owned oil company, and does not have the effect on the general population that it possibly could. The Coin operation was shut down late in the fourth quarter of 2002 due to market conditions and began in late March 2003 to re-establish its feedstock supply from Pemex. The plant resumed operations late in the second quarter and early in the third quarter of 2003.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2003. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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

               EXHIBIT
               NUMBER                            DESCRIPTION
               ------                            -----------
                3(a)        -   Certificate of Incorporation of the Company as
                                amended through the Certificate of Amendment
                                filed with the Delaware Secretary of State on
                                July 19, 2000 (incorporated by reference to
                                Exhibit 3(a) to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 2000
                                (File No. 0-6247)).

                3(b)        -   Bylaws of the Company, as amended through March
                                4, 1998 (incorporated by reference to Exhibit
                                3(b) to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1999 (File No.
                                0-6247)).

                10(a)       -   Contract dated July 29, 1971 between the
                                Company, National Mining Company and Petromin
                                (incorporated by reference to Exhibit 10(a) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1999 (File No. 0-6247)).

                10(b)       -   Loan Agreement dated January 24, 1979 between
                                the Company, National Mining Company and the
                                Government of Saudi Arabia (incorporated by
                                reference to Exhibit 10(b) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

               EXHIBIT
               NUMBER                            DESCRIPTION
               ------                            -----------
                10(c)       -   Mining Lease Agreement effective May 22, 1993 by
                                and between the Ministry of Petroleum and
                                Mineral Resources and the Company (incorporated
                                by reference to Exhibit 10(c) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(d)       -   Stock Option Plan of the Company, as amended
                                (incorporated by reference to Exhibit 10(d) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1999 (File No.
                                0-6247)).*

                10(e)       -   1987 Non-Employee Director Stock Plan
                                (incorporated by reference to Exhibit 10(e) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1999 (File No.
                                0-6247)).*

                10(f)       -   Phantom Stock Plan of Texas Oil & Chemical Co.
                                II, Inc. (incorporated by reference to Exhibit
                                10(f) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1999 (File
                                No. 0-6247)).*

                10(g)       -   Agreement dated March 10, 1988 between Chevron
                                Research Company and South Hampton Refining
                                Company, together with related form of proposed
                                Contract of Sale by and between Chevron Company
                                and South Hampton Refining Company (incorporated
                                by reference to Exhibit 10(g) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(h)       -   Addendum to the Agreement Relating to AROMAX(R)
                                Process - Second Commercial Demonstration dated
                                June 13, 1989 by and between Chevron Research
                                Company and South Hampton Refining Company
                                (incorporated by reference to Exhibit 10(h) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1999 (File No. 0-6247)).

                10(i)       -   Vehicle Lease Service Agreement dated September
                                28, 1989 by and between Silsbee Trading and
                                Transportation Corp. and South Hampton Refining
                                Company (incorporated by reference to Exhibit
                                10(i) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1999 (File
                                No. 0-6247)).

                10(j)       -   Letter Agreement dated May 3, 1991 between
                                Sheikh Kamal Adham and the Company (incorporated
                                by reference to Exhibit 10(j) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(k)       -   Promissory Note dated February 17, 1994 from
                                Hatem El-Khalidi to the Company (incorporated by
                                reference to Exhibit 10(k) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(l)       -   Letter Agreement dated August 15, 1995 between
                                Hatem El-Khalidi and the Company (incorporated
                                by reference to Exhibit 10(l) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(m)       -   Letter Agreement dated August 24, 1995 between
                                Sheikh Kamal Adham and the Company (incorporated
                                by reference to Exhibit 10(m) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(n)       -   Letter Agreement dated October 23, 1995 between
                                Sheikh Fahad Al-Athel and the Company
                                (incorporated by reference to Exhibit 10(n) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1999 (File No. 0-6247)).

               EXHIBIT
               NUMBER                            DESCRIPTION
               ------                            -----------
                10(o)       -   Letter Agreement dated November 30, 1996 between
                                Sheikh Fahad Al-Athel and the Company
                                (incorporated by reference to Exhibit 10(o) to
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 2001 (File No. 0-6247)).

                10(p)       -   Stock Purchase Agreement dated as of January 25,
                                2000 between Spechem, S.A. de. C.V. and Texas
                                Oil and Chemical Co. II, Inc. (incorporated by
                                reference to Exhibit 10(p) to the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999 (File No. 0-6247)).

                10(q)       -   Loan and Security Agreement dated as of December
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
                                0-6247)).

               EXHIBIT
               NUMBER                            DESCRIPTION
               ------                            -----------
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

                            - (h) Eighth Amendment to Loan Agreement dated as of December 31, 2002 between South Hampton
                                Refining Company and Southwest Bank of Texas.
                                N.A., together with related Promissory Note
                                (incorporated by reference to Exhibit 10(r)(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No.
                                0-6247)).

                            - (i) Ninth Amendment to Loan Agreement dated as of February 28, 2003 between South Hampton
                                Refining Company and Southwest Bank of Texas.
                                N.A., together with related Promissory Note
                                (incorporated by reference to Exhibit 10(r)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No.
                                0-6247)).

                            - (j) Tenth Amendment to Loan Agreement dated as of April 30, 2003 between South Hampton Refining
                                Company and Southwest Bank of Texas. N.A., together with related Promissory Note
                                (incorporated by reference to Exhibit 10(r)(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No.
                                0-6247)).

                10(s)       -   Purchase and Sale Agreement/Security Agreement
                                dated July 29, 2003 between Southwest Bank of
                                Texas, N.A. and South Hampton Refining Company,
                                together with related Restricted Payments Letter
                                Agreement and Guaranty of Texas Oil & Chemical
                                Co. II, Inc. (incorporated by reference to
                                Exhibit 10(s) to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 2002
                                (File No. 0-6247)).

                31.1        -   Certification of Chief Executive Officer
                                pursuant to Section 302 of the Sarbanes-Oxley
                                Act of 2002.

                31.2        -   Certification of Chief Financial Officer
                                pursuant to Section 302 of the Sarbanes-Oxley
                                Act of 2002.

               EXHIBIT
               NUMBER                            DESCRIPTION
               ------                            -----------
                32.1        -   Certification of Chief Executive Officer
                                pursuant to 18 U.S.C. Section 1350, as adopted
                                pursuant to Section 906 of the Sarbanes-Oxley
                                Act of 2002.

                32.2        -   Certification of Chief Financial Officer
                                pursuant to 18 U.S.C. Section 1350, as adopted
                                pursuant to Section 906 of the Sarbanes-Oxley
                                Act of 2002.



   (b) REPORTS ON FORM 8-K

    A Form 8-K report, dated June 16, 2003 and filed on June 17, 2003, reported that Moore Stephens Travis Wolff, L.L.P. was engaged as the new independent accountant of the Company on June 16, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 12, 2004

                                       ARABIAN AMERICAN DEVELOPMENT COMPANY
                                       -----------------------------------------
                                       (Registrant)


                                       /s/ DREW WILSON, JR.
                                       -----------------------------------------
                                       Drew Wilson, Jr. Secretary/Treasurer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)