Form 10-Q
period 2003-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-02-24
CIK 7039

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

                      FOR QUARTER ENDING SEPTEMBER 30, 2003

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2003: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 30, 2003         DECEMBER 31,
                                                             (UNAUDITED)                2002
                                                         ------------------      ------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                          $          203,024      $          319,171
      Trade Receivables                                           2,421,123               4,549,369
      Inventories                                                   561,244                 900,061
                                                         ------------------      ------------------
         Total Current Assets                                     3,185,391               5,768,601

   REFINERY PLANT, PIPELINE AND EQUIPMENT                        18,369,052              18,250,302
      Less: Accumulated Depreciation                             (9,326,441)             (8,294,753)
                                                         ------------------      ------------------
         Refinery Plant, Pipeline and Equipment, net              9,042,611               9,955,549

   AL MASANE PROJECT                                             35,993,644              35,818,157
   OTHER INTERESTS IN SAUDI ARABIA                                2,431,248               2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                        1,211,030               1,211,010
   OTHER ASSETS                                                     405,175                 436,244
                                                         ------------------      ------------------

         TOTAL ASSETS                                    $       52,269,099      $       55,620,809
                                                         ==================      ==================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable                                   $        6,508,470      $        4,217,014
      Accrued Interest                                            3,295,818               2,558,478
      Accrued Liabilities                                           825,631                 759,591
      Accrued Liabilities in Saudi Arabia                         2,520,448               2,490,005
      Notes Payable                                              11,743,780              11,743,780
      Current Portion of Long-Term Debt                           3,338,544               7,126,773
                                                         ------------------      ------------------
            Total Current Liabilities                            28,232,691              28,895,641

   DEFERRED REVENUE                                                 166,057                 177,806
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   836,818                 844,298

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2003
      and 2002                                                    2,243,199               2,243,199
   ADDITIONAL PAID-IN CAPITAL                                    36,512,206              36,512,206
   ACCUMULATED DEFICIT                                          (15,721,872)            (13,052,341)
                                                         ------------------      ------------------
         Total Stockholders' Equity                              23,033,533              25,703,064
                                                         ------------------      ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       52,269,099      $       55,620,809
                                                         ==================      ==================



See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30                       SEPTEMBER 30
                                              ------------------------------      ------------------------------
                                                  2003              2002*             2003              2002*
                                              ------------      ------------      ------------      ------------

REVENUES
    Refined Product Sales                     $  9,679,757      $  8,701,738      $ 26,492,207      $ 24,655,518
    Processing Fees                              1,023,153         1,143,885         3,000,254         3,119,415
                                              ------------      ------------      ------------      ------------
                                                10,702,910         9,845,623        29,492,461        27,774,933

OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                       9,881,694         8,275,390        27,190,253        21,572,182
    General and Administrative                   1,015,639         1,210,064         3,058,379         2,904,310
    Depreciation                                   344,380           356,792         1,031,689         1,054,463
                                              ------------      ------------      ------------      ------------
                                                11,241,713         9,842,246        31,280,321        25,530,955
                                              ------------      ------------      ------------      ------------

    OPERATING INCOME (LOSS)                       (538,803)            3,377        (1,787,860)        2,243,978

OTHER INCOME (EXPENSE)
    Interest Income                                  7,367             8,863            24,520            28,829
    Interest Expense                              (388,782)         (281,614)       (1,165,359)         (821,188)
    Minority Interest                                3,988             3,790             7,480             7,354
    Foreign Exchange Transaction Gain              150,226           215,212           144,262           570,854
    Miscellaneous Income                            19,726            33,886           107,426           124,976
                                              ------------      ------------      ------------      ------------
                                                  (207,475)          (19,863)         (881,671)          (89,175)
                                              ------------      ------------      ------------      ------------

    NET INCOME (LOSS)                         $   (746,278)     $    (16,486)     $ (2,669,531)     $  2,154,803
                                              ============      ============      ============      ============

Basic and Diluted Net Income (Loss)
  per Common Share                            $      (0.03)     $      (0.00)     $      (0.12)     $       0.09
                                              ============      ============      ============      ============

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                  22,731,994        22,731,994        22,731,994        22,731,994
                                              ============      ============      ============      ============


*Restated. See Note 2.

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------



                               COMMON STOCK               ADDITIONAL
                       -----------------------------       PAID-IN        ACCUMULATED
                          SHARES           AMOUNT          CAPITAL          DEFICIT            TOTAL
                       ------------     ------------     ------------     ------------      ------------

JANUARY 1, 2003          22,431,994     $  2,243,199     $ 36,512,206     $(13,052,341)     $ 25,703,064

   Net Loss                      --               --               --       (2,669,531)       (2,669,531)
                       ------------     ------------     ------------     ------------      ------------

SEPTEMBER 30, 2003       22,431,994     $  2,243,199     $ 36,512,206     $(15,721,872)     $ 23,033,533
                       ============     ============     ============     ============      ============




See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                          ------------------------------
                                                                              2003              2002*
                                                                          ------------      ------------

OPERATING ACTIVITIES
   Net Income (Loss)                                                      $ (2,669,531)     $  2,154,803
   Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
      Depreciation                                                           1,031,689         1,054,463
      (Decrease) Increase in Deferred Revenue                                  (11,749)           54,395
      Unrealized Gain on Feedstock Swaps                                            --          (939,015)
   Changes in Operating Assets and Liabilities
      Decrease (Increase) in Trade Receivables                               2,128,246          (462,219)
      Decrease (Increase) in Inventories                                       338,817          (190,234)
      Decrease in Other Assets                                                  31,069            62,013
      Increase (Decrease) in Accounts Payable and Accrued Liabilities        2,357,496          (761,144)
      Increase in Accrued Interest                                             737,340           103,993
      Increase in Accrued Liabilities in Saudi Arabia                           30,443            48,407
   Other                                                                        (7,481)          (27,728)
                                                                          ------------      ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,966,339         1,097,734
                                                                          ------------      ------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                             (175,487)         (146,775)
   Additions to Refinery Plant, Pipeline and Equipment                        (118,750)         (431,610)
   Additions to Mineral Properties in the United States                            (20)             (355)
                                                                          ------------      ------------

      NET CASH USED IN INVESTING ACTIVITIES                                   (294,257)         (578,740)
                                                                          ------------      ------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                             --           206,003
   Reduction of Notes Payable and Long-Term Obligations                     (3,788,229)         (767,302)
                                                                          ------------      ------------

      NET CASH USED IN FINANCING ACTIVITIES                                 (3,788,229)         (561,299)
                                                                          ------------      ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                           (116,147)          (42,305)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                         319,171           199,529
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                          $    203,024      $    157,224
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

2. RESTATEMENT

   During 2002, the Company became aware that the natural gasoline swap agreements (swap agreements) discussed in Note 8, did not qualify for cash flow hedge accounting treatment. The following table highlights the effects of the restatement adjustments on the previously reported consolidated statement of operations for the nine months ended September 30, 2002, accumulated other comprehensive income and accumulated deficit. All notes have been restated as appropriate.

                                                                  Accumulated other         Accumulated
                                              Net income        comprehensive income          deficit
                                          September 30, 2002     September 30, 2002      September 30, 2002
                                          ------------------    --------------------     ------------------
As previously reported                    $        1,215,788     $          433,125      $      (12,022,726)

Adjustment for fair value of natural
   gasoline swaps                                    939,015               (433,125)                433,125
                                          ------------------     ------------------      ------------------

   As restated                            $        2,154,803     $               --      $      (11,589,601)
                                          ==================     ==================      ==================


Basic and diluted net income per share:
   As previously reported                 $             0.05
   Adjustment                                           0.04
                                          ------------------

   As restated                            $             0.09
                                          ==================

3. INVENTORIES

   Inventories include the following:

                     SEPTEMBER 30, 2003      DECEMBER 31, 2002
                     ------------------     ------------------

Refined products     $          561,244     $          900,061
                     ==================     ==================

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States and on the average cost method, or market, for inventories held in Mexico. At September 30, 2003, current cost exceeded LIFO value by approximately $139,000. At December 31, 2002, current cost exceeded the LIFO value by approximately $203,000.

4. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002, respectively.

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                         ------------------------------      ------------------------------
                                             2003              2002*             2003              2002*
                                         ------------      ------------      ------------      ------------

Net Income (Loss)                        $       (746)     $        (16)     $     (2,670)     $      2,155
                                         ============      ============      ============      ============

Weighted Average Shares Outstanding:
      Basic and Diluted                        22,732            22,732            22,732            22,732
                                         ============      ============      ============      ============

Net Income (Loss) Per Share:
      Basic and Diluted                  $       (.03)     $       (.00)     $       (.12)     $        .09
                                         ============      ============      ============      ============


   *Restated.  See Note 2.

   In the three and nine months ended September 30, 2003 and 2002, options for 445,000 shares and 810,000 shares, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

5. SEGMENT INFORMATION

   As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2003        REFINING           MINING             TOTAL
                                           ------------      ------------      ------------
Revenue from external customers            $ 10,702,910      $         --      $ 10,702,910
Depreciation                                    343,906               474           344,380
Operating loss                                 (437,617)         (101,186)         (538,803)

Total assets                               $ 12,576,481      $ 39,692,618      $ 52,269,099


THREE MONTHS ENDED SEPTEMBER 30, 2002*       REFINING           MINING             TOTAL
                                           ------------      ------------      ------------
Revenue from external customers            $  9,845,623      $         --      $  9,845,623
Depreciation                                    356,225               567           356,792
Operating income (loss)                         231,244          (227,867)            3,377

Total assets                               $ 16,950,730      $ 39,440,198      $ 56,390,928


NINE MONTHS ENDED SEPTEMBER 30, 2003         REFINING           MINING             TOTAL
                                           ------------      ------------      ------------
Revenue from external customers            $ 29,492,461      $         --      $ 29,492,461
Depreciation                                  1,030,267             1,422         1,031,689
Operating loss                               (1,459,761)         (328,099)       (1,787,860)


NINE MONTHS ENDED SEPTEMBER 30, 2002*        REFINING           MINING             TOTAL
                                           ------------      ------------      ------------
Revenue from external customers            $ 27,774,933      $         --      $ 27,774,933
Depreciation                                  1,052,762             1,701         1,054,463
Operating income (loss)                       2,573,448          (329,470)        2,243,978


   *Restated. See Note 2.

   Information regarding foreign operations for the three and nine months ended September 30, 2003 and 2002 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                      ------------------------------     ------------------------------
                          2003              2002*            2003              2002*
                      ------------      ------------     ------------      ------------
REVENUES
   United States      $      9,806      $      9,054     $     28,355      $     25,699
   Mexico                      897               792            1,137             2,076
   Saudi Arabia                 --                --               --                --
                      ------------      ------------     ------------      ------------
                      $     10,703      $      9,846     $     29,492      $     27,775
                      ============      ============     ============      ============
LONG-LIVED ASSETS
   United States      $      5,600      $      6,398
   Mexico                    4,654             4,919
   Saudi Arabia             38,425            38,194
                      ------------      ------------
                      $     48,679      $     49,561
                      ============      ============


   *Restated. See Note 2.

6. LEGAL PROCEEDINGS

   At September 30, 2003, South Hampton, together with several other companies, was a defendant in four pending lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. A motion for a summary judgment was granted in October 2003 for one lawsuit. South Hampton intends to vigorously defend itself against these lawsuits and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

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

   On July 29, 2003, South Hampton entered into a Purchase and Sale Agreement (the "Agreement) with a bank, whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the Agreement were used to retire the $3.25 million revolving credit agreement with the bank. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. The Agreement imposes limitations on distributions to the Company. At September 30, 2003, South Hampton was in compliance with these limitations.

   In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into the $3.5 million loan agreement with a commercial lending company in December 1999 that is collateralized by a first security interest on all of South Hampton's and Gulf State's assets, except those dedicated to the bank mentioned in the preceding paragraph. Interest is at 10.55% per annum. A new agreement dated April 1, 2001 provides for principal and interest payments in the amount of $58,340 on a monthly basis beginning July 1, 2001 and continuing until January 2004. At September 30, 2003, South Hampton and Gulf State were not in compliance with a covenant relating to distributions to the Company, and therefore, the debt is classified as current in the financial statements.

   Coin has two loans payable to Mexican banks, which are collateralized by all of the assets of Coin. The first loan is payable in monthly payments through 2004, while the second loan is payable in quarterly payments through 2007. The first loan bears interest at 5% per annum and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.12% at September 30, 2003). At September 30, 2003, Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $2,968,719 has been accrued at September 30, 2003.

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

   South Hampton's primary source of feedstock is natural gasoline. In 2001 and 2002 South Hampton entered into three swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003 two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements is to limit the company's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements cover approximately 20% to 40% of the average monthly feedstock requirements. For the nine months ended September 30, 2003 and 2002, the net realized gain (loss) from the agreements was $(71,492) and $392,700, respectively. There was no unrealized gain or loss on the derivative contracts for the nine months ended September 30, 2003. The unrealized gain for the nine months ended September 30, 2002 was approximately $939,000.

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

    As mentioned in Note 7, South Hampton and Coin were not in compliance with certain covenants contained in their loan agreements at September 30, 2003, and therefore, the creditors have the right to declare the debt to be immediately due and payable. If this were to occur, the Company would currently be unable to pay the entire amounts due.

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

    When the market prices for the minerals rise to acceptable levels, plans to implement the project will be resumed. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There are no assurances that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates beyond those stated in the feasibility study, which may improve the commercial viability of the project. At September 30, 2003, unpaid annual rental payments total approximately $543,000.

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

    Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $943,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,143,000). Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the

King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11.0 million note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

    SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2003, total refined product sales increased approximately $978,000 or 11%, while the cost of sales (excluding depreciation) increased approximately $1,606,000 or 19% from the same period in 2002. Coin's sales decreased approximately $105,000 or 10%, while its cost of sales increased approximately $384,000 or 64%. Consequently, the total gross profit margin on product sales in the third quarter of 2003 decreased approximately $628,000 or 147% compared to the same period in 2002. Coin had a negative gross profit margin in this quarter of approximately $89,000, compared to a positive gross profit margin of approximately $400,000 in the same quarter in 2002.

    In the nine months ended September 30, 2003, total refined product sales increased approximately $1,837,000 or 7%, while the cost of sales (excluding depreciation) increased approximately $5,618,000 or 26% from the same period in 2002. Coin's sales decreased approximately $939,000 or 45%, while its cost of sales decreased approximately $395,000 or 24%. Consequently, the total gross profit margin on product sales in the first nine months of 2003 decreased approximately $3,781,000 compared to the same period in 2002. Coin had a negative gross profit margin in the nine months of approximately $122,000, compared to a positive gross profit margin of approximately $422,000 in the same period in 2002.

    The third quarter of 2003 continued the pattern of low margins and high fuel costs that plagued the Company and the industry in general during most of 2003. After the conflict in Iraq was defined and speculation regarding the situation ended, feedstock prices continued into the third quarter near the levels seen in the previous quarter. These price levels on feedstock would normally indicate that the Company could make a reasonable margin on its products and achieve acceptable operating income, although not necessarily at record levels. However, during the third quarter petroleum prices began to increase which resulted in higher prices culminating in the record highs seen in early 2004. By the end of the third quarter of 2003, feedstock prices had increased almost 8% to $.84 per gallon and natural gas prices, already high by historical standards, had increased another 7% to $6.27 per MMBTU. Most of the strength in pricing, early in the year, was related to speculation about how fast U.S. gas storage would recover from the winter usage and whether enough gas could be put back into storage to provide for the 2003-2004 winter period. The Company had planned its hedging program around protecting its fuel cost during the winter months and then riding the spot market during the warm months when gas prices historically are moderate to soft. The plan worked well in the winter as the

Company enjoyed fuel prices some 60% to 70% below market prices, but when the warm weather came and gas prices stayed at the $5.50 to $6.50 MMBTU levels through the third quarter, the Company's operating expenses were too high and could not be totally passed through to its customers. The Company has consistently and diligently raised prices where possible to maintain its sales margins but the instability of the petroleum market, and pressure from market competition, combined to generate extreme pressure on product sales margins.

    The Company uses natural gasoline for the base feedstock of most of its products. Natural gasoline is classified as an LPG and is the heavier liquid produced when the field gas from wells is separated from the propane, butane, and natural gasoline contained therein. Natural gasoline does not follow the price of crude oil directly but studies over recent years have shown an 88% correlation with the price of crude oil. During the buildup prior to the conflict in Iraq, the price of natural gasoline went from an average of $.65 per gallon during 2002 to an average price of over $.93 per gallon during the first quarter of 2003, back down to an average price per gallon of $.75 and $.84 during the second and third quarters, respectively. While the Company attempts to raise sales prices to offset as much of the feedstock cost as possible, the ability to raise prices is constrained by a lack of price movement from the major oil company which competes in the same market. The Company has a loyal customer base and has been able to adjust sales prices to some extent, but economic conditions have forced customers to be more price conscious than might ordinarily be the case, when service and product quality are the driving factors.

    The toll processing business has been steady and continued to contribute to the Company's performance throughout the third quarter of 2003. The toll processing customers continued to operate strongly and processing fee revenue increased by 14% from the second quarter to approximately $1,023,000. This revenue for the third quarter of 2003 decreased by approximately $121,000 from the same period in 2002. Total processing fee revenue for the first nine months of 2003 of approximately $3,000,000 was a slight decrease over the fees for the same period in 2002. While there were some fluctuations in the tolling volumes handled, toll processing has developed into a very steady business over the last five years.

    The Mexico refinery continues to struggle with economic conditions in Mexico. High oil prices have affected their economy, as it has for much of the world. While Mexico is a major oil producer, and hence the recipient of increased oil revenue, much of the benefit gets tied up in Pemex, the state owned oil company, and does not have the effect on the general population that it possibly could. The Coin operation was shut down late in the fourth quarter of 2002 due to market conditions and began in late March 2003 to re-establish its feedstock supply from Pemex. The plant resumed operations late in the second quarter and early in the third quarter of 2003. An alliance with a major wholesale distributor of solvents has provided marketing expertise and working capital for the Coin operation. Management continues to work toward making the operation provide a suitable return on its investment.

    MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

    The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2003. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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
                    0-6247)).

       EXHIBIT
        NUMBER                             DESCRIPTION
       -------                             -----------

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
                    0-6247)).

       EXHIBIT
        NUMBER                             DESCRIPTION
       -------                             -----------

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

       EXHIBIT
        NUMBER                             DESCRIPTION
       -------                             -----------

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


(b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 2003.

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