Form 10-K
period 2003-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-07-06
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)
    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ----------- TO --------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of December 31, 2003: 22,731,994.

         The aggregate market value on June 30, 2003 of the registrant's voting securities held by non-affiliates was $1,906,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

          No documents are incorporated by reference into this report.

                               TABLE OF CONTENTS

                           ITEM NUMBER AND DESCRIPTION

                                                      PART I
ITEM 1.   BUSINESS
           General.....................................................................................1
           International Operations....................................................................2
           Competition.................................................................................3
           Environmental Matters.......................................................................3
           Personnel...................................................................................4
           Available Information.......................................................................4

ITEM 2.   PROPERTIES
           United States Specialty Products Refinery...................................................5
           Mexico Specialty Products Refinery..........................................................6
           Saudi Arabia Mining Properties..............................................................7
           United States Mineral Interests............................................................14
           Offices....................................................................................14

ITEM 3.   LEGAL PROCEEDINGS...........................................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................17

                                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................................................18

ITEM 6.   SELECTED FINANCIAL DATA.....................................................................19

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
           General....................................................................................19
           Liquidity and Capital Resources............................................................20
           Results of Operations......................................................................22
           Critical Accounting Policies...............................................................24

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................26

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................27

ITEM 9A.  CONTROLS AND PROCEDURES.....................................................................27

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................28

ITEM 11.  EXECUTIVE COMPENSATION......................................................................29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT..............................................................................31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................33

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................33

                                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................35

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

         Mexico Activities. TOCCO owns approximately 93% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company. The refinery is located in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. An administrative office is located in Mexico City.

         See Item 2. Properties for additional discussions regarding all of the Company's properties and financing of the Al Masane project.

         Note 12 to the Company's Consolidated Financial Statements contains information regarding the Company's industry segments and geographic financial information for the years ended December 31, 2003, 2002 and 2001. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

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

COMPETITION

         The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial and other resources (including facilities and personnel) greater than the Company. In the specialty products and solvents markets, the Refining Company has one principal and one other competitor. Generally, good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin is intended to strengthen the Refining Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. All of the Refining Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which tended down during 1998, began rising in mid-1999 and continued to rise dramatically throughout the year 2000. The prices peaked in late 2000 and returned to more traditional levels throughout 2001 and 2002. During the latter part of 2002 and early 2003, prices rose upon speculation the Iraqi freedom action would disrupt supplies. Prices remained at the historically higher prices throughout 2003, peaking again in January 2004 before falling back to more moderate levels.

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

PERSONNEL

         The Company's officers who are resident in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Drew Wilson, Jr., Secretary and Treasurer. Mr. Hatem El-Khalidi, the Company's President and Chief Executive Officer, supervises the Company's 28 employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Refining Company employs 94 persons.

AVAILABLE INFORMATION

         The Company will provide paper copies of this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, 10830 North Central Expressway, Suite 175, Dallas, Texas 75231, (214) 692-7872. The Company does not maintain an Internet website.

ITEM 2. PROPERTIES.

UNITED STATES SPECIALTY PRODUCTS REFINERY

         South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas. The refinery presently consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a pentane-hexane unit; (ii) a catalytic reformer; (iii) an aromatics fractionation unit; (iv) a cyclopentane unit; (v) an Aromax(R) unit;
(vi) an aromatics hydrogenation unit; and (vii) two specialty fractionation units. All of these units are currently in operation, except as noted below.

         The pentane-hexane unit's design capacity is approximately 2,500 barrels per day ("BPD") of feedstock. The unit averaged 2,083 barrels per stream day during 2003. The unit consists of a series of fractionation towers and hydrotreaters capable of producing high purity solvents which are sold primarily to expandable polystyrene and high density polyethylene producers. South Hampton purchases most of its feedstock for this unit on the spot market.

         The catalytic reforming unit is a standard industry design using a platinum-rhenium catalyst which produces an aromatics concentrate sold as feedstock for an aromatics extraction unit, as well as hydrogen which is utilized in other processes. The design capacity of the reformer is 800 BPD. The unit is operated as a source of hydrogen for the pentane-hexane unit and operates in tandem with the Aromax(R) unit as feedstock balances dictate. The unit's average production was 460 barrels per stream day in 2003.

         The aromatics fractionation unit consists of two towers and has a design capacity of 750 BPD. The unit processes an aromatic feedstock stream into three specialized aromatic solvents used in various applications such as pesticides, paints and coatings and adhesives. The aromatics fractionation unit was shut down in September 2003 and is currently idle. It is being marketed to other potential toll processing customers but no plans have been identified for use of the equipment.

         The cyclopentane unit consists of three specialized fractionation towers designed to produce a consistently high quality product which is used in the expandable polystyrene industry. The design capacity of the cyclopentane unit is 400 BPD. The unit operates according to the feedstock supplied by the pentane-hexane unit and averaged 271 barrels of production per stream day during 2003.

         The Aromax(R) unit is the world's first commercial unit using a proprietary process of Chevron Research Company to produce a high benzene content product which is sold as feedstock to refiners operating benzene extraction units. The process converts petroleum naphtha into liquid hydrocarbons having a high aromatic hydrocarbon content. The Aromax(R) unit's design capacity is 400 BPD and uses a by-product from the pentane-hexane unit as feedstock. The unit's average production throughput during 2003 was 106 barrels per stream day. Chevron Research Company has agreed to continue development of the Aromax(R) process. The unit continues to successfully operate as designed.

         The aromatics hydrogenation unit consists of a hydro-desulphurization reactor with an adjoining stripper tower and a new hydro-treater section with an adjoining stripper/fractionation tower. The unit, which has a design capacity of 300 BPD, was constructed to produce a specialty product using a proprietary process and is under contract with a long-term toll processing customer for a ten year period.

         The specialty fractionation unit consists of a single fractionation tower and has a design capacity of 500 BPD. This unit is currently idle. Several proposed projects are being evaluated which would make use of the existing equipment primarily to increase the capacity of existing operations.

         The specialty solvents fractionation unit consists of three fractionation towers, two of which operate under vacuum. The design capacity of this unit is 1,000 BPD. This unit processes a specialized high purity feedstock into four high purity white oil solvents. This unit is leased to a customer for its own use pursuant to a contract providing for the payment of a minimum daily charge.

         South Hampton owns approximately 100 storage tanks with a total capacity of approximately 320,000 barrels. The refinery owns 133 acres of land, approximately 78 acres of which are developed. South Hampton also owns a truck and railroad loading terminal consisting of eight storage tanks, a rail spur and truck and tank car loading facilities.

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

MEXICO SPECIALTY PRODUCTS REFINERY

         The Mexico specialty petrochemical products refinery is similar to South Hampton's refinery in Silsbee, Texas, and produces high purity solvents which are used in the expandable polystyrene and polystyrene foam industries. These solvents are additionally approved and used by developers of high-density polyethylene manufacturing processes for use in their licensed units. Coin markets its products in Mexico, Latin America and the United States. With this acquisition, the Company believes its refining operations are a significant supplier of high purity solvents in those markets. Coin employs 23 persons. Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. In 2003, Coin secured a purchase contract with Pemex for feedstock.

         The Mexico refinery was shut down much of 2000 and 2001 due to the high cost of feedstock and low margins. During the fourth quarter of 2001, the refinery began to operate at reduced rates and in the first quarter of 2002 was running at capacity. The refinery operated at about 50% capacity during much of 2002. The refinery shut down in early 2003 and remained idle until September 2003. The refinery was shut down again briefly in early 2004 but resumed operations in March 2004.

         As discussed in Note 18 to the Company's Consolidated Financial Statements, subsequent to December 31, 2003 a creditor initiated a mortgage foreclosure proceeding against Coin that resulted in a court ordered award of Coin's plant facilities to the creditor. The legal transfer of ownership has yet to occur and management cannot predict when such transfer will occur.

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

         The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                                                       RESERVES       COPPER           ZINC    GOLD     SILVER
                      ZONE                             (TONNES)         (%)            (%)    (G/T)     (G/T)
--------------------------------------------------     ----------     -------          ----    ----     ------
Saadah.........................................         3,872,400       1.67           4.73    1.00     28.36
Al Houra.......................................         2,465,230       1.22           4.95    1.46     50.06
Moyeath........................................           874,370       0.88           8.92    1.29     64.85
                                                      -----------       ----           ----    ----     -----
     Total.....................................         7,212,000       1.42           5.31    1.19     40.20

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

         In March 2004, for purposes of estimating future cash flows, the price assumptions contained in the WGM 1996 report were updated by an independent consultant, who had previously prepared updated cash flow projections in 2000, 2002 and 2003. The new price assumptions are averages over the projected ten-year life of the mine and are $1.04 per pound for copper, $.61 per pound for zinc, $375 per ounce for gold and $5.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. Although these prices are lower than those used in the 1996 WGM report, due to the decline in the open market prices for the minerals during the past several years, the project remains viable.

         Mining Lease. As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $543,000 of rental payments were in arrears. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

         Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government ("Ma'aden"), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization ("Petromin"). Ma'aden is the Saudi Arabian government's official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma'aden), but the sale of stock to the Saudi public could not occur until the mine's commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma'aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi public stock company. However, the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.

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

         On February 23, 2004, the Company's President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company's mining lease, to start during a period not to exceed two years, and the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

         After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and will continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not start to implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes.

         The Company intends to make preparations to start to implement the work program, which will take approximately twenty-two months to complete, after which commercial production can begin. The Company plans to update the feasibility study, and, if positive, will attempt to locate a joint venture partner to manage the project and attempt to obtain acceptable financing to commercially develop the program now that the price of zinc, copper, gold and silver have increased significantly. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.

         The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. The mining code has been revised and was recently presented to the Council of Ministers for approval.

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

         In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. This area is referred to as the Greater Al Masane area. The Company has been authorized in writing by the Saudi Arabian government to carry out exploration work in the area. Previous exploration work has been carried on and paid for by the Company. The application for the new exploration licenses is still pending and is expected to be acted upon after the new Saudi Arabian Mining Code is approved.

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

                                      [MAP]

ITEM 3. LEGAL PROCEEDINGS.

         South Hampton, together with several other companies, is presently a defendant in four lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton is vigorously defending itself against these claims and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

         In addition, South Hampton is a defendant in a lawsuit filed in September 2001 alleging that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer of $200,000. South Hampton counter-offered a structured settlement of $90,000. To date the plaintiff has not accepted or rejected the counter-offer or withdrawn their $200,000 settlement offer. A new trial date has been set for September 2004. South Hampton has named additional parties in the case. It is uncertain at this time if the case will reach trial as the other parties have requested a change of venue. The consolidated financial statements do not include any amounts related to this case.

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

         In April 2003 South Hampton received a revised Notice of Violation from the TCEQ. Various claims of alleged violation were dropped, modified and added in the revised report and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised notice contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton intends to continue to vigorously defend itself in this matter. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

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

         On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. See Note 18 to the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock has traded on the OTC Bulletin Board and the Pink Sheets at various times during the last two fiscal years under the symbol:
ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the OTC Bulletin Board and the Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                    OTC Bulletin Board
                                                                    ------------------
                                                                     High         Low
                                                                    ------       -----
Fiscal Year Ended December 31, 2003
First Quarter ended March 31, 2003                                  $0.04        $0.04
Second Quarter from April 1, 2003 to May 27, 2003                   $0.06        $0.05

                                                                        Pink Sheets
                                                                    ------------------
                                                                     High         Low
                                                                    ------       -----
Second Quarter from May 28, 2003 to June 30, 2003                   $0.06        $0.06
Third Quarter ended September 30, 2003                              $0.06        $0.03
Fourth Quarter ended December 31, 2003                              $0.07        $0.05

                                                                    OTC Bulletin Board
                                                                    ------------------
                                                                     High         Low
                                                                    ------       -----
Fiscal  Year Ended December 31, 2002
First Quarter ended March 31, 2002                                  $0.21        $0.19
Second Quarter to May 21, 2002                                      $0.15        $0.09

                                                                        Pink Sheets
                                                                    ------------------
                                                                     High         Low
                                                                    ------       -----
Second Quarter from May 22, 2002 to June 30, 2002                   $0.15        $0.11
Third Quarter ended September 30, 2002                              $0.12        $0.11

                                                                    OTC Bulletin Board
                                                                    ------------------
                                                                     High         Low
                                                                    ------       -----
Fourth Quarter ended December 31, 2002                              $0.08        $0.07

         At December 31, 2003, there were 750 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future. The provisions of the Refining Company agreements with its lender restrict the declaration and payment of dividends and other distributions to an amount not exceeding $50,000 per month, provided there is no event of default under the relevant loan agreement. See Note 8 to the Company's Consolidated Financial Statements.

         See Note 10 to the Company's Consolidated Financial Statements for information about stock options outstanding at December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                               2003             2002            2001             2000             1999
                                               ----             ----            ----             ----             ----
Revenues                                     $ 39,625         $ 36,753        $ 32,713         $ 42,612         $ 27,791
Net Income (Loss)                            $ (3,505)        $    692        $ (2,601)        $ (4,288)        $  2,740
Net Income (Loss) Per Share-Diluted          $   (.15)        $    .03        $   (.11)        $   (.19)        $    .12
Total Assets (at December 31)                $ 52,672         $ 55,621        $ 55,748         $ 57,599         $ 52,848
Notes Payable (at December 31)               $ 11,744         $ 11,744        $ 11,744         $ 11,924         $ 11,874
Current Portion of Long-Term Debt (at
     December 31)                            $  3,170         $  7,127        $  7,599         $  8,061         $    677
Total Long-Term Obligations
     (at December 31)                        $     --         $     --        $     --         $     --         $  4,314

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

         Specialty Petrochemicals Segment. Historically, this segment has contributed substantially all of the Company's internally generated cash flows. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Refining Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Refining Company's steady performance. In the latter part of 2001 and periodically in 2002, customer demand required that product be imported from its Mexico refinery in order to meet sales commitments. During 2003, the industry again experienced tighter margins resulting from the rise in feedstock prices. Feedstock prices remained at historically higher prices throughout 2003 which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices began to fall back to more moderate levels.

         South Hampton obtains its feedstock requirements from a sole source vendor. At April 30, 2004 South Hampton owed this supplier approximately $7,000,000. As discussed in Note 19, on May 7, 2004, South Hampton and a major supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton.

         South Hampton entered into a $3.25 million revolving credit agreement in September 1999 with a bank, which terminated on June 15, 2003. On July 29, 2003 a Purchase and Sale Agreement was negotiated with the same bank. The terms and conditions of this agreement are discussed in Note 4 to the Company's Consolidated Financial Statements.

         In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million loan agreement in December 1999 with a commercial lending company. This agreement is discussed in Note 8 to the Company's Consolidated Financial Statements. The loan was paid in full in 2003.

         At December 31, 2003 Coin had two loans payable to Mexican banks in the outstanding principal amounts of $1,125,725 and $2,044,096. The terms and conditions of these loans are discussed in Note 8 to the Company's Consolidated Financial Statements. Also, as discussed in Note 18 to the Company's Consolidated Financial Statements, the creditor of the $1,125,725 loan initiated a mortgage foreclosure proceeding subsequent to December 31, 2003 that resulted in a court ordered award of the plant facilities to the creditor.

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

         Management also is addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,158,000).

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

         The report of the Company's independent auditors states that the Company had incurred cumulative losses through December 31, 2003 of $16,557,704 and had an excess of current liabilities over current assets of $25,828,242 at December 31, 2003. As discussed in Notes 2 and 8 to the Company's
Consolidated Financial Statements, the Company was in default of various loan agreements totaling $17,974,211, including accrued interest. All of these matters raise substantial doubt about the Company's ability to continue as a going concern.

         The table below summarizes the following contractual obligations of the
Company:

                                                                                      PAYMENTS DUE BY PERIOD
                                                            ----------------------------------------------------------------------
                                                                            LESS THAN                          3-5       MORE THAN
                CONTRACTUAL OBLIGATIONS                       TOTAL           1 YEAR         1-3 YEARS        YEARS       5 YEARS
                -----------------------                       -----           ------         ---------        -----       -------
Long-Term Debt Obligations                                   3,169,821       3,169,821             ---             ---         ---

Capital Lease Obligations                                          ---             ---             ---             ---         ---

Operating Lease Obligations                                  4,860,007         937,265       1,534,060         746,020   1,642,662

Purchase Obligations                                               ---             ---             ---             ---         ---

Other Long-Term Liabilities Reflected on the Company's
Balance Sheet under GAAP                                           ---             ---             ---             ---         ---
                                                             ---------------------------------------------------------------------

Total                                                        8,029,828       4,107,086       1,534,060         746,020   1,642,662

RESULTS OF OPERATIONS

         Comparison of the Years 2003 to 2002

         Specialty Petrochemicals Segment. Total refined product sales increased approximately 10% or $3.1 million in 2003, despite a reduction in sales by Coin of approximately $1.9 million. Cost of sales (excluding depreciation) increased approximately 21% or $6.3 million in 2003, which includes a reduction in Coin's cost of sales of approximately $1.4 million. 2003 was a difficult year for the Refining Company and for the petrochemical industry. Feedstock prices fluctuated by as much as 25% in early to mid-2003 and were near historical highs at year end. Feedstock price variability made preparation and planning difficult. However, product sales volumes remained relatively stable and at year end were within 2% of the 2002 levels. Gross sales of refined products (excluding Coin) were up by 17% in 2003 over 2002 largely due to increased selling prices. Gross feedstock costs were approximately $6.6 million, or 38%, higher in 2003 than in 2002. A result of these factors was a reduction of gross margin on sales of $1.6 million in 2003 from 2002, a 12% decrease. The feedstock hedging program, which the Refining Company had maintained for the previous two years, was discontinued in mid-2003 due to the consolidation of the industry's petroleum trading business. Many of the remaining energy trading firms prefer to do business on a much larger scale than the Refining Company desires, and therefore a suitable trading partner was not available for much of the year. This situation was resolved in late 2003 and the hedging strategy was renewed for 2004.

         The other factor having a large effect on the Refining Company's performance during 2003 was the high cost of natural gas throughout the summer months of 2003. National gas prices are traditionally lower during the summer months as demand falls and injection into storage is done ratably throughout the warmer months. Lower than normal storage levels in early 2003 resulted in there being a higher than normal injection rate during the summer months to replenish storage reserves. This higher injection rate, in addition to perceived market shortages, kept prices 50% higher throughout the 2003 summer months than was experienced in 2002. Natural gas is the Refining Company's single largest operating expense and the increased market prices for this fuel gas increased operating costs by approximately $1.0 million for 2003 over 2002.

         Toll processing continued to be a steady revenue source for the Refining Company during 2003. While the toll processing customers continued to operate at high levels, the loss of a major customer in late 2003 caused tolling fees to be reduced by 6% to $3.9 million in 2003 compared to $4.1 million in 2002.

         General and administrative expenses of the specialty petrochemicals segment increased approximately $35,000 or 1% in 2003 compared to 2002. Lower insurance premiums in 2003 resulted from the segment's excellent safety record. In early 2004, the refinery achieved a milestone by completing three years without a lost time accident. Interest expense decreased in 2003 to $1.2 million from $1.3 million in 2002.

         The Mexico refinery operated at about 50% of capacity during much of 2002 and was shut down in early 2003 and remained idle until September 2003 when it resumed operations. The refinery was shut down briefly in early 2004 but in March 2004 resumed operations. This refinery is now delivering product to the largest consumer of pentanes in Mexico.

         Mining Segment and General Corporate Expenses. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

         The Company had net operating loss carryforwards of approximately $9.0 million at December 31, 2003. These loss carryforwards expire during the years 2004 through 2023.

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

         New Accounting Standards

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SAFS No. 143 at January 1, 2003 did not have a material impact on the Company's Consolidated Financial Statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 at January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions did not have a significant impact on the Company's financial condition or results of operations. The disclosure requirements of FIN 45 were effective for both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued FIN 46R, which superceded FIN 46 (collectively FIN 46) to address perceived weaknesses in the accounting and financial reporting for investments or interests in entities commonly known as special purpose or off-balance-sheet entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 was required to be applied to all new entities with which the Company became involved beginning February 1, 2003. Provisions of FIN 46R are applicable to all entities subject to the Interpretation no later than the end of the first quarter after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement was developed to respond to concerns expressed by users of financial statements about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position ("mezzanine equity"). This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. SFAS No. 150 aims to eliminate diversity in practice by requiring certain types of "freestanding" financial instruments, such as mandatorily redeemable instruments, to be reported as liabilities. Preferred dividends on these instruments are now classified as interest expense. Retroactive reclassification of amounts reported in historical financial statements for periods prior to the effective date of SFAS No. 150 is not permitted. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commenced after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position.

CRITICAL ACCOUNTING POLICIES

         Recoverability of Investments

         Management periodically reviews and evaluates the recoverability of the Company's investments, which primarily include its mineral exploration and development projects. The significant judgment required in management's recoverability assessment is the determination of the fair value of the investment. Accounting standards require that if the sum of the future cash flows expected to result from a company's asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. The recoverability of the carrying values of the Company's development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. The Company's most significant asset is the Al Masane mining project in Saudi Arabia. In March 2004, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.04 per pound for copper, $.61 per pound for zinc, $375 per ounce for gold and $5.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

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

         Also, in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company's policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2003, a liability of $200,000 has been accrued to cover future estimated costs of these environmental issues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2003 and 2002, the Company had $2.5 million and $5.8 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company's earnings and cash flows of approximately $18,200 and $34,300 at December 31, 2003 and 2002, respectively.

         The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal and the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.

         The Refining Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Refining Company's revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Refining Company from time to time will engage in various hedging techniques including swap and option agreements. The Refining Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives.

         At December 31, 2003, the Refining Company had natural gas option agreements in effect expiring in September 2004 and March 2005. Additionally, in the first quarter of 2004 the Refining Company entered into five feedstock swap agreements that expire through June 2004. The options and swap agreements cover approximately 72% of the average monthly fuel stock requirements. Market risk is estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2003. Assuming 2004 total refined product sales volumes at the same rate as 2003, such an increase would result in an increase in the cost of natural gas and feedstock of approximately $3.5 million in fiscal 2004, before considering the effect of the option and swap agreements outstanding as of December 31, 2003.

         At December 31, 2002, the Refining Company had two feedstock swap agreements in effect which expired in January 2003. The swap agreements covered approximately 20% to 40% of the Refining Company's average monthly feedstock needs. Market risk is estimated as a hypothetical 10% increase in the cost of feedstock over the market price prevailing on December 31, 2002. Assuming 2003 total refined product sales volumes at the same rate as 2002, such an increase would result in an increase in the cost of feedstock of approximately $1.7 million in fiscal 2003, before considering the effect of the swap agreements outstanding as of December 31, 2002.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

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

         During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following tables sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

NAME; BUSINESS EXPERIENCE; OTHER DIRECTORSHIPS                               AGE                DATE OF ELECTION
-------------------------------------------------------------------          ---                -----------------
John A. Crichton..................................................            87                   May 1967
   Chairman of the Board of the Company since 1967;
   Chief Executive Officer of the Company from 1967 to
   February 1994

Hatem El-Khalidi..................................................            79                  April 1968
   President of the Company since 1975; prior to 1975 Vice
   President of the Company; Chief Executive Officer of the
   Company since February 1994

Mohammed O. Al-Omair..............................................            60                   May 1993
   Executive Vice  President, Saudi Fal Group of
   Companies,  Riyadh, Saudi Arabia since 1985
   (investments);  President, Advanced Systems Ltd.,
   Riyadh, Saudi Arabia since 1985 (mainframe computers)

Ghazi Sultan......................................................            66                September 1993
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

         The Board of Directors of the Company has an Audit Committee which is currently composed of Messrs. Ghazi Sultan and Mohammed O. Al-Omair. The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and National Association of Securities Dealers standards for independence. The Board has also determined that Mohammed
O. Al-Omair meets the Securities and Exchange Commission criteria of an "audit committee financial expert."

         The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

      Name                                Positions                               Age
      ----                                ---------                               ---
John A. Crichton         Chairman of the Board and Director                       87
Hatem El-Khalidi         President, Chief Executive Officer and Director          79
Drew Wilson, Jr.         Secretary and Treasurer                                  71
Nicholas N. Carter       President - TOCCO                                        57

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

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

         The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002 and 2001 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                   RESTRICTED   SECURITIES   LONG-TERM
                                                    OTHER ANNUAL      STOCK     UNDERLYING   INCENTIVE     ALL OTHER
       NAME AND                 SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS/      PLAN      COMPENSATION
PRINCIPAL POSITION(1)   YEAR    ($) (2)     ($)          ($)           ($)       SARS (#)    PAYOUTS($)     ($) (3)
---------------------   ----    ------      ---          ---           ---       --------    ----------      -------
Hatem El-Khalidi,       2003   $ 72,000        --        --            --           --          --          $8,000
  President and Chief   2002   $ 72,000        --        --            --           --          --          $8,000
  Executive Officer     2001   $ 72,000        --        --            --           --          --          $8,000

Nicholas N. Carter      2003   $113,874   $26,250        --            --           --          --              --
  President, TOCCO      2002   $ 84,500   $61,700        --            --           --          --              --
                        2001   $ 81,575   $30,200        --            --           --          --              --

(1) Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003.

(2) Includes $37,639, $55,898 and $61,947 in compensation for the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating 882,155 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3) Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2003 was $276,000.

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

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2003 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

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

(1) Based on the closing price of $.05 of the Company's Common Stock on the Pink Sheets on December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 2003, information as to the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, by each of the Company's executive officers named in the Summary Compensation Table, by each of the Company's directors and by all directors and executive officers of the Company as a group.

                                                                                SHARES
                           NAME AND ADDRESS                                   BENEFICIALLY        PERCENT
                         OF BENEFICIAL OWNER                                   OWNED (1)          OF CLASS
-----------------------------------------------------------------              ----------         --------
Fahad Mohammed Saleh Al-Athel....................................              3,586,468            15.8%
c/o Saudi Fal
P. O. Box 4900
Riyadh, Saudi Arabia 11412

Mohammad Salem ben Mahfouz.......................................              1,500,000             6.6%
c/o National Commercial Bank
Jeddah, Saudi Arabia

Harb S. Al Zuhair................................................              1,300,000             5.7%
P.O. Box 3750
Riyadh, Saudi Arabia

Prince Talal Bin Abdul Aziz......................................              1,272,680             5.6%
P. O. Box 930
Riyadh, Saudi Arabia

Hatem El-Khalidi.................................................                474,000(2)          2.0%
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

John A. Crichton.................................................                    650               *
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

Mohammed O. Al-Omair.............................................                 25,000               *
c/o Saudi Fal
P. O. Box 4900
Riyadh, Saudi Arabia 11412

Ghazi Sultan.....................................................                 25,000               *
P.O. Box 5360
Jeddah, Saudi Arabia  21422

Nicholas N. Carter...............................................                 34,500               *
P.O. Box 1636
Silsbee, Texas 77656

All directors and executive officers as a group (6 persons)......                584,150(3)          2.5%

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

         Based on its stock ownership records, the Company believes that, as of December 31, 2003, Saudi Arabian stockholders currently hold approximately 61% of the Company's outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to "control" the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company's Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO                                   FUTURE ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE     WEIGHTED-AVERAGE EXERCISE    COMPENSATION PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING          SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS             COLUMN(a))
       PLAN CATEGORY                    (a)                          (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               45,000                      $78,750                             0
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    0                            0                             0
----------------------------------------------------------------------------------------------------------------------
Total                                 45,000                      $78,750                             0
----------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company directly owns approximately 51% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. The Company is providing the funds necessary to cover the Pioche operations. During 2003 and 2002, the Company made payments of approximately $17,800 and $17,700, respectively, for such purposes. As of December 31, 2003, Pioche owed the Company $222,863 as a result of advances made by the Company. The indebtedness bears no interest.

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

         During 2003, South Hampton incurred product transportation costs of approximately $388,000 with Silsbee Trading and Transportation Corp. ("STTC"), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, Vice President of TOCCO, each had a 50% equity interest. Mr. Crain resigned on January 2, 2004 as an officer of TOCCO and a co-owner of STTC. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC at a rate of approximately $32,800 per month, subject to adjustment. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC's income will be derived from such lease arrangement. The Company believes that the terms of the lease arrangement are no less favorable in any material respect than those which could be obtained from an unaffiliated third party. The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was entered into.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The table below sets forth the fees that Moore Stephens Travis Wolff, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2003 and 2002 and the review of its financial statements for the quarterly periods in the year ended December 31, 2003, and all other fees Moore Stephens Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2003 and December 31, 2002, respectively:

                                                                 2003          2002
                                                               --------      --------
Audit Fees                                                     $ 96,874      $113,339

Audit-Related Fees                                             $      0      $      0

Tax Fees                                                       $      0      $      0

All Other Fees                                                 $  2,500      $      0

         Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. During 2003, each new engagement of Moore Stephens Travis Wolff, LLP was approved in advance by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1.    The following financial statements are filed with this Report:

                  Reports of Independent Registered Public Accounting Firm.

                  Consolidated Balance Sheets dated December 31, 2003 and 2002.

                  Consolidated Statements of Operations for the three years
                           ended December 31, 2003.

                  Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2003.

                  Consolidated Statements of Cash Flows for the three years
                           ended December 31, 2003.

                  Notes to Consolidated Financial Statements.

         2. The following financial statement schedules are filed with this Report:

                  Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2003.

         3.       Independent Auditors' Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.

         4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------
   3(a)          -  Certificate of Incorporation of the Company as amended
                    through the Certificate of Amendment filed with the Delaware
                    Secretary of State on July 19, 2000 (incorporated by
                    reference to Exhibit 3(a) to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 2000 (File No.
                    0-6247)).

   3(b)          -  Bylaws of the Company, as amended through March 4, 1998
                    (incorporated by reference to Exhibit 3(b) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1999 (File No. 0-6247)).

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------
   10(a)         -  Contract dated July 29, 1971 between the Company, National
                    Mining Company and Petromin (incorporated by reference to
                    Exhibit 10(a) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 (File No. 0-6247)).

   10(b)         -  Loan Agreement dated January 24, 1979 between the Company,
                    National Mining Company and the Government of Saudi Arabia
                    (incorporated by reference to Exhibit 10(b) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1999 (File No. 0-6247)).

   10(c)         -   Mining Lease Agreement effective May 22, 1993 by and
                    between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 0-6247)).

   10(d)         -  Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
                    0-6247)).*

   10(e)         -  Agreement dated March 10, 1988 between Chevron Research
                    Company and South Hampton Refining Company, together with
                    related form of proposed Contract of Sale by and between
                    Chevron Company and South Hampton Refining Company
                    (incorporated by reference to Exhibit 10(g) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1999 (File No. 0-6247)).

   10(f)         -  Addendum to the Agreement Relating to AROMAX(R) Process -
                    Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining
                    Company (incorporated by reference to Exhibit 10(h) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 0-6247)).

   10(g)         -  Letter Agreement dated May 3, 1991 between Sheikh Kamal
                    Adham and the Company (incorporated by reference to Exhibit
                    10(j) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1999 (File No. 0-6247)).

   10(h)         -  Promissory Note dated February 17, 1994 from Hatem
                    El-Khalidi to the Company (incorporated by reference to
                    Exhibit 10(k) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 (File No. 0-6247)).

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------
   10(i)         -  Letter Agreement dated August 15, 1995 between Hatem
                    El-Khalidi and the Company (incorporated by reference to
                    Exhibit 10(l) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 (File No. 0-6247)).

   10(j)         -  Letter Agreement dated August 24, 1995 between Sheikh
                    Kamal Adham and the Company (incorporated by reference to
                    Exhibit 10(m) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 (File No. 0-6247)).

   10(k)         -  Letter Agreement dated October 23, 1995 between Sheikh
                    Fahad Al-Athel and the Company (incorporated by reference to
                    Exhibit 10(n) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 (File No. 0-6247)).

   10(l)         -  Letter Agreement dated November 30, 1996 between Sheikh
                    Fahad Al-Athel and the Company (incorporated by reference to
                    Exhibit 10(o) to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 2001 (File No. 0-6247)).

   10(m)         -  Stock Purchase Agreement dated as of January 25, 2000
                    between Spechem, S.A. de. C.V. and Texas Oil and Chemical
                    Co. II, Inc. (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 0-6247)).

   10(n)         -  Purchase and Sale Agreement/Security Agreement dated July
                    29, 2003 between Southwest Bank of Texas, N.A. and South
                    Hampton Refining Company, together with related Restricted
                    Payments Letter Agreement and Guaranty of Texas Oil &
                    Chemical Co. II, Inc. (incorporated by reference to Exhibit
                    10(s) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 2002 (File No. 0-6247)).

   10(o)         -  Equipment Lease Agreement dated November 14, 2003, between
                    Silsbee Trading and Transportation Corp. and South Hampton
                    Refining Company.

   10(p)         -  Pledge Agreement dated as of May 15, 2001, by Arabian
                    American Development Company, American Shield Refining
                    Company, Fahad Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi
                    and Preston Peak.

   14            -  Code of Ethics for Senior Financial Officers.

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------
   16            -  Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Current Report on
                    Form 8-K/A dated January 31, 2003 (File No. 0-6247)).

   21            -  Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2001 (File No. 0-6247)).

   24            -  Power of Attorney (set forth on the signature page
                    hereto).

   31.1          -  Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2          -  Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1          -  Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2          -  Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this Report:

                  -        Current Report on Form 8-K dated October 16, 2003.

                  -        Current Report on Form 8-K dated December 29, 2003.

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

                                      ARABIAN AMERICAN DEVELOPMENT
                                      COMPANY

Dated: June 22, 2004                  By:  /s/ Hatem El-Khalidi
                                         ---------------------------------------
                                           Hatem El-Khalidi
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on June 22, 2004.

          SIGNATURE                                                    TITLE
          ---------                                                    -----
  /s/ Hatem El-Khalidi                             President, Chief Executive Officer and Director
-----------------------------------------                   (principal executive officer)
      Hatem El-Khalidi

  /s/ Drew Wilson, Jr.                                        Secretary and Treasurer
-----------------------------------------           (principal financial and accounting officer)
      Drew Wilson, Jr.

  /s/  John A. Crichton                                  Chairman of the Board and Director
-----------------------------------------
      John A. Crichton

/s/ Mohammed O. Al-Omair                                              Director
-----------------------------------------
    Mohammed O. Al-Omair

    /s/  Ghazi Sultan                                                 Director
-----------------------------------------
        Ghazi Sultan

INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
     Report of Independent Registered Public Accounting Firm ..................   F-1

     Consolidated Balance Sheets at December 31, 2003 and 2002 ................   F-3

     Consolidated Statements of Operations
          For the Years Ended December 31, 2003, 2002 and 2001 ................   F-5

     Consolidated Statement of Stockholders' Equity
          For the Years Ended December 31, 2003, 2002 and 2001 ................   F-6

     Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2003, 2002 and 2001 .................   F-7

     Notes to Consolidated Financial Statements ...............................   F-8

INDEX TO FINANCIAL STATEMENT SCHEDULES

     Report of Independent Registered Public Accounting Firm on Schedules .....   F-29

     Schedule II - Valuation and Qualifying Accounts
         For the Three Years Ended December 31, 2003 ..........................   F-30

INDEX TO SUPPLEMENTAL INDEPENDENT AUDITORS' REPORTS

     Independent Auditors' Report on Productos Quimicos Coin, S.A. DE D.V.
         For the Financial Statements at December 31, 2003 ....................   F-31

     Independent Auditors' Report on Productos Quimicos Coin, S.A. DE D.V.
         For the Financial Statements at December 31, 2002 .....................  F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of December 31, 2003 and 2002, or for the three years in the period ended December 31, 2003, the statements of which reflect total assets constituting 5% and 6%, respectively, and total revenues constituting 3%, 10% and 5%, respectively, of the consolidated totals. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 18, subsequent to year-end, a Coin creditor initiated a mortgage foreclosure proceeding that resulted in a court ordered award of Coin's plant facilities to the creditor. The legal transfer of ownership has yet to occur and management cannot predict when such transfer will occur.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred cumulative losses through December 31, 2003 of $16,557,704 and had an excess of current liabilities over current assets of $25,828,242 at December 31, 2003. As discussed in Notes 2 and 8 to the consolidated financial statements, at December 31, 2003, the Company was in default of various loan agreements totaling $17,974,211, including accrued interest. If resolution with the Company's creditors is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that debt financing or capital would be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ MOORE STEPHENS TRAVIS WOLFF, LLP


Dallas, Texas
March 24, 2004
  (except for Note 19,
   as to which the date
   is May 15, 2004)

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                 ------------------------------
                           ASSETS                                    2003              2002
                                                                 ------------      ------------
CURRENT ASSETS
    Cash                                                         $    177,716      $    319,171
    Trade receivables, net                                          2,810,858         4,549,369
    Inventories                                                       656,481           900,061
                                                                 ------------      ------------
          Total current assets                                      3,645,055         5,768,601

REFINERY PLANT, PIPELINE AND EQUIPMENT - AT COST                   18,406,665        18,250,302
    LESS ACCUMULATED DEPRECIATION                                  (9,659,837)       (8,294,753)
                                                                 ------------      ------------
REFINERY PLANT, PIPELINE AND EQUIPMENT, NET                         8,746,828         9,955,549

AL MASANE PROJECT                                                  36,165,120        35,818,157

OTHER INTERESTS IN SAUDI ARABIA                                     2,431,248         2,431,248

MINERAL PROPERTIES IN THE UNITED STATES                             1,211,674         1,211,010

OTHER ASSETS                                                          472,572           436,244
                                                                 ------------      ------------
          TOTAL ASSETS                                           $ 52,672,497      $ 55,620,809
                                                                 ============      ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                                                  DECEMBER 31,
                                                                        -------------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                              2003              2002
                                                                        -------------     -------------
CURRENT LIABILITIES
    Accounts payable                                                    $   7,587,963     $   4,217,014
    Accrued interest                                                        3,467,657         2,558,478
    Accrued liabilities                                                       832,236           759,591
    Accrued liabilities in Saudi Arabia                                     2,671,840         2,490,005
    Notes payable                                                          11,025,780        11,025,780
    Notes payable to stockholders                                             718,000           718,000
    Current portion of long-term debt                                       3,169,821         7,126,773
                                                                        -------------     -------------
          Total current liabilities                                        29,473,297        28,895,641

DEFERRED REVENUE                                                              166,543           177,806

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                834,956           844,298

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized, 40,000,000 shares of $.10
       par value; issued and outstanding, 22,431,994 shares
       in 2003 and 2002                                                     2,243,199         2,243,199
    Additional paid-in capital                                             36,512,206        36,512,206
    Accumulated deficit                                                   (16,557,704)      (13,052,341)
                                                                        -------------     -------------
          Total stockholders' equity                                       22,197,701        25,703,064
                                                                        -------------     -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  52,672,497     $  55,620,809
                                                                        =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2003             2002              2001
                                                                     -----------      -----------       -----------
Revenues
    Refined product sales                                            $35,760,439      $32,638,719       $28,982,357
    Processing fees                                                    3,864,294        4,114,281         3,730,311
                                                                     -----------      -----------       -----------
                                                                      39,624,733       36,753,000        32,712,668
Operating costs and expenses
    Cost of refined product sales and processing                      36,374,346       29,529,641        28,833,062
    General and administrative                                         4,387,957        4,087,875         3,717,822
    Depreciation                                                       1,367,218        1,414,202         1,381,469
                                                                     -----------      -----------       -----------
                                                                      42,129,521       35,031,718        33,932,353
                                                                     -----------      -----------       -----------
          Operating income (loss)                                     (2,504,788)       1,721,282        (1,219,685)
Other income (expense)
    Interest income                                                       31,954           37,621            44,534
    Interest expense                                                  (1,244,749)      (1,354,042)       (1,506,544)
    Minority interest                                                      9,343            9,064           145,649
    Foreign exchange transaction gain (loss)                             149,551          240,106          (104,979)
    Miscellaneous income                                                  53,826           38,032            40,007
                                                                     -----------      -----------       -----------

                                                                      (1,000,575)      (1,029,219)       (1,381,333)
                                                                     -----------      -----------       -----------

          Income (loss) before income taxes                           (3,505,363)         692,063        (2,601,018)
Income tax expense                                                             -                -                 -
                                                                     -----------      -----------       -----------

          Net income (loss)                                          $(3,505,363)     $   692,063       $(2,601,018)
                                                                     ===========      ===========       ===========

Basic and diluted net income (loss) per common share                 $     (0.15)     $      0.03       $     (0.11)
                                                                     ===========      ===========       ===========
Basic and diluted weighted average number of common
    shares outstanding                                                22,731,994       22,731,994        22,768,858
                                                                     ===========      ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK           ADDITIONAL
                                  -------------------------       PAID-IN      ACCUMULATED
                                    SHARES         AMOUNT         CAPITAL        DEFICIT             TOTAL
                                  ----------     ----------     -----------   --------------      -----------
DECEMBER 31, 2000                 22,488,994     $2,248,899     $36,523,606   $  (11,143,386)     $27,629,119
    Common stock cancelled
     in settlement of receivable     (57,000)        (5,700)        (11,400)               -          (17,100)
    Net loss                               -              -               -       (2,601,018)      (2,601,018)
                                  ----------     ----------     -----------   --------------      -----------
DECEMBER 31, 2001                 22,431,994      2,243,199      36,512,206      (13,744,404)      25,011,001
    Net income                             -              -               -          692,063          692,063
                                  ----------     ----------     -----------   --------------      -----------
DECEMBER 31, 2002                 22,431,994      2,243,199      36,512,206      (13,052,341)      25,703,064
    Net loss                               -              -               -       (3,505,363)      (3,505,363)
                                  ----------     ----------     -----------   --------------      -----------
DECEMBER 31, 2003                 22,431,994     $2,243,199     $36,512,206   $  (16,557,704)     $22,197,701
                                  ==========     ==========     ===========   ==============      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                        2003              2002             2001
                                                                     -----------        ---------       -----------
Operating activities
    Net income (loss)                                                $(3,505,363)      $  692,063       $(2,601,018)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation                                                    1,367,218        1,414,202         1,381,469
       Increase (decrease) in deferred revenue                           (11,263)          56,934           (10,529)
       Unrealized (gain) loss on feedstock swaps                               -         (505,890)          505,890
    Changes in operating assets and liabilities:
       (Increase) decrease in trade receivables                       (1,511,489)        (111,807)          802,207
       (Increase) decrease in inventories                                243,580         (176,748)          237,181
       (Increase) decrease in other assets                               (36,328)          51,581            56,039
       (Decrease) increase in accounts payable and accrued
          liabilities                                                  3,443,594         (871,743)         (396,490)
       Increase in accrued interest                                      909,179          801,590         1,051,184
       Increase in accrued liabilities in
          Saudi Arabia                                                   181,835           63,898           276,910
    Other                                                                (11,476)         (74,447)          (43,694)
                                                                     -----------        ---------       -----------
          Net cash provided by operating activities                    1,069,487        1,339,633         1,259,149
                                                                     -----------        ---------       -----------
Investing activities
    Additions to Al Masane Project                                      (346,963)        (202,016)         (544,568)
    Additions to refinery plant, pipeline and equipment                 (156,363)        (545,939)         (455,472)
    (Additions to) reduction in mineral properties in
       the United States                                                    (664)             (41)           71,173
                                                                     -----------        ---------       -----------
          Net cash used in investing activities                         (503,990)        (747,996)         (928,867)
                                                                     -----------        ---------       -----------
Financing activities
    Additions to notes payable and long-term obligations                       -          299,236           285,940
    Reduction of notes payable and long-term obligations                (706,952)        (771,231)         (575,670)
                                                                     -----------        ---------       -----------
       Net cash used in financing activities                            (706,952)        (471,995)         (289,730)
                                                                     -----------        ---------       -----------
Net increase (decrease) in cash                                         (141,455)         119,642            40,552
Cash at beginning of year                                                319,171          199,529           158,977
                                                                     -----------        ---------       -----------
Cash at end of year                                                  $   177,716        $ 319,171       $   199,529
                                                                     ===========        =========       ===========

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

         The Company's Refining Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. ("Coin"). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products refinery near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton refinery to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products refinery in Coatzacoalcos, on the Yucatan Peninsula near Veracruz, Mexico. The Company also owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

         The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material intercompany accounts and transactions are eliminated.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company's principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2003 and 2002, there were no cash equivalents or short-term investments.

         INVENTORIES - Refined products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories in the United States and on the average cost method, or market, for inventories held in Mexico.

         MINERAL EXPLORATION AND DEVELOPMENT COSTS - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2003, none of the projects had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

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

         STATEMENTS OF CASH FLOWS - In the statements of cash flows, cash includes cash held in the United States and Saudi Arabia. Significant noncash investing and financing activities in 2003 include the pay-off of South Hampton's $3.25 million revolving bank note with proceeds from sales of accounts receivables under a Purchase and Sale Agreement with the bank. In 2001, such activities include the cancellation of 57,000 shares of common stock in exchange for a $128,000 receivable from an officer of the Company.

         NET INCOME (LOSS) PER SHARE - The Company computes basic income (loss) per common share based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares issueable upon conversion of debt, had been issued (Note 13).

         FOREIGN CURRENCY AND OPERATIONS - The functional currency for each of the Company's subsidiaries is the US dollar. Transaction gains or losses as a result of remeasuring from the subsidiary's local currency to the US dollar are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks.

         The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign country's political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

         Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 61% of the Company's outstanding common stock at December 31, 2003.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         STOCK-BASED COMPENSATION - The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148. Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. See Note 10 for additional information relating to stock options.

         DERIVATIVES - Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, was adopted by the Company on January 1, 2001 and SFAS No. 149 was adopted on June 30, 2003.

         The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option contracts to decrease the price volatility of its natural gas fuel stock requirements in 2003. These derivative agreements were not designated as hedges by the Company. (See Note 17.)

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2003 and 2002 due to the short-term maturity of these items. The Company's long-term debt is variable rate debt, and as a result, fair value approximates carrying value. It is not practical to estimate the fair value of the Company's notes payable because quoted market prices do not exist for similar type debt instruments, and there are no available comparative instruments as a basis to value the notes.

         NEW ACCOUNTING STANDARDS -In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 at January 1, 2003 did not have a material impact on the consolidated financial statements.

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

         only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 at January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions did not have a significant impact on the Company's financial condition or results of operations. The disclosure requirements of FIN 45 were effective for both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued FIN 46R, which superceded FIN 46 (collectively FIN 46) to address perceived weaknesses in the accounting and financial reporting for investments or interests in entities commonly known as special purpose or off-balance-sheet entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 was required to be applied to all new entities with which the Company became involved beginning February 1, 2003. Provisions of FIN 46R are applicable to all entities subject to the Interpretation no later than the end of the first quarter after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement was developed to respond to concerns expressed by users of financial statements about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position ("mezzanine equity"). This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. SFAS No. 150 aims to eliminate diversity in practice by requiring certain types of "freestanding" financial instruments, such as mandatorily redeemable instruments, to be reported as liabilities. Preferred dividends on these instruments are now classified as interest expense. Retroactive reclassification of amounts reported in historical financial statements for periods prior to the effective date of SFAS No. 150 is not permitted. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commenced after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position.

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an excess of current liabilities over current assets of $25,828,242 at December 31, 2003.

         As discussed in Note 8, the Company was in default of various loan agreements totaling $17,974,211, including accrued interest, and the plant facilities of Coin have been foreclosed by a creditor (See Note
         18). If resolution with the Company's creditors is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that it would be able to do so.

         Historically, the Company's cash flows from operating activities have been insufficient to meet its operating needs, planned capital expenditures and debt service requirements. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced difficulties obtaining additional financing. The Company presently needs additional financing in order to fund its planned mineral development and other activities.

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

         Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries and termination benefits of approximately $1,158,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date,

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES management believes as long as the Company diligently attempts to explore and develop the Al Masane project, that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

         A significant component of the Company's assets consists of undeveloped mineral deposits. There is no assurance that the Company will ultimately successfully develop either the Al Masane project or any of the other properties discussed in Notes 6 and 7, and, if developed, whether the mineral acquisition and development costs incurred will be recovered. The recovery of these costs is dependent upon a number of factors and future events, many of which are beyond the Company's control. Furthermore, the Company's ability to develop and realize its investment in these properties is dependent upon (i) obtaining significant additional financing and (ii) attaining successful operations from one or more of these projects.

         The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2005, are $1.04 per pound for copper and $.61 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

         The Refining Segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and does not require collateral from its customers. The largest customer accounted for 9% and 10% of the total product sales in 2002 and in 2001, respectively. No one customer accounted for more than 10% of sales in 2003. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2003.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

         South Hampton's operations are dependent upon one major supplier for its feedstock supply. At December 31, 2003, South Hampton owed the supplier approximately $5,800,000 for feedstock purchases. This liability is included in Accounts Payable in the consolidated financial statements.

         Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. Coin's operations have been negatively impacted in 2003, 2002 and 2001 by the inability to obtain feedstock for production. In 2003, Coin secured a purchase contract with Pemex for feedstock.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

         The Company accounts for the transfers of accounts receivable as sales transactions. South Hampton has an agreement in place with a bank to sell its U.S. trade receivables on a limited recourse basis up to a maximum of $4.5 million. As collections reduce previously sold receivables, South Hampton may replenish these with new receivables. At December 31, 2003, approximately $3.4 million had been sold and, due to the revolving nature of the agreement, also remained outstanding. The initial sales proceeds under this agreement were used to retire the $3.25 million revolving credit agreement balance outstanding at December 31, 2002. (See Note 8 E).

         The agreement contains restrictions on dividends payable to the Company by South Hampton and is collateralized by accounts receivable and inventory. The risk South Hampton bears from bad debt losses on U.S. trade receivables sold is retained since it holds a retained interest in the sold receivables of approximately $510,000. Receivables sold may not include amounts over 90 days past due. Expenses incurred under this program of approximately $114,000 are included in interest expense in the statements of operations.

NOTE 5 - INVENTORIES

         Inventories include the following at December 31:

                                                2003              2002
                                              --------          --------
Refined products                              $656,481          $900,061
                                              ========          ========

         At December 31, 2003 and 2002, current cost exceeded the LIFO value by approximately $256,000 and $203,000, respectively.

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

         In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company previously worked the Greater Al Masane area after obtaining written authorization from the

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA -
         CONTINUED

         Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. The application for the new exploration license is still pending and is expected to be acted upon after the proposed new Saudi Arabian Mining Code is approved. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The Company intends to formalize its claims in these areas.

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

         As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $543,000 of rental payments was in arrears. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA -
         CONTINUED

         On May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that implementation of the Al Masane project would be delayed until open market prices for the minerals improve. One year later in May 2000, a reply was received from the Ministry notifying the Company that it must immediately implement the project. In September 2000, the Company was further notified that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. Another notice from the Ministry in August 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company's request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the Fall of 2001 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry's letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry's actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible.

         On February 23, 2004, the Company's President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company's mining lease, to start during a period not to exceed two years, and the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

         After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and will continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not start to implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes.

         The Company intends to make preparations to start to implement the work program, which will take approximately twenty-two months to complete, after which commercial production can begin. The Company plans to update the feasibility study, and, if positive, will attempt to locate a joint venture partner to manage the project and attempt to obtain acceptable financing to commercially develop the program now that the price of zinc, copper, gold and silver have increased significantly.

         The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. The mining code has been revised and was recently presented to the Council of Ministers for approval.

         There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA -
         CONTINUED

         from the Saudi Industrial Development Fund ("SIDF") or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates, which may improve the commercial viability of the project. At December 31, 2003, approximately $543,000 of rental payments was unpaid.

         Deferred exploration and development costs of the Al Masane Project at December 31, 2003, 2002 and 2001, and the changes in these amounts for each of the three years then ended are detailed below:

                                Balance at                         Balance at                         Balance at
                               December 31,       Activity        December 31,        Activity        December 31,        Activity
                                  2003            for 2003            2002            for 2002            2001            for 2001
                               ------------      ----------       ------------       ----------       ------------       ----------
Property and equipment:
   Mining equipment            $  2,160,206               -       $  2,160,206                -       $  2,160,206                -
   Construction costs             3,140,493               -          3,140,493                -          3,140,493                -
                               ------------      ----------       ------------       ----------       ------------       ----------
      Total                       5,300,699               -          5,300,699                -          5,300,699                -

Other costs:
  Labor, consulting
    services and project
    administration costs       $ 21,781,418      $  346,963       $ 21,434,455       $  319,349       $ 21,115,106       $  193,082
  Materials and
    maintenance                   6,175,232               -          6,175,232                -          6,175,232            1,486
  Feasibility study               2,907,771               -          2,907,771                -          2,907,771                -
                               ------------      ----------       ------------       ----------       ------------       ----------
      Total                      30,864,421         346,963         30,517,458          319,349         30,198,109          194,568
                               ------------      ----------       ------------       ----------       ------------       ----------
                               $ 36,165,120      $  346,963       $ 35,818,157       $  319,349       $ 35,498,808       $  194,568
                               ============      ==========       ============       ==========       ============       ==========

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

         Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                   2003                2002
                                                               ------------        ------------
Notes payable:
   Secured note to Saudi Arabian government (See Note A)       $ 11,000,000        $ 11,000,000
   Unsecured demand notes payable to Saudi investors                 13,280              13,280
   Other                                                             12,500              12,500
                                                               ------------        ------------
       Total                                                   $ 11,025,780        $ 11,025,780
                                                               ============        ============
Notes payable to stockholders:
   Secured notes to investors (See Note B)                     $    698,000        $    698,000
   Unsecured note to Saudi investor (See Note C)                     20,000              20,000
                                                               ------------        ------------
       Total                                                   $    718,000        $    718,000
                                                               ============        ============
Long-term debt:
   Revolving notes to foreign banks (See Note D)               $  3,169,821        $  3,215,100
   Revolving bank note (See Note E)                                       -           3,250,000
   Secured note with commercial lender (See Note F)                       -             661,673
                                                               ------------        ------------

       Total                                                      3,169,821           7,126,773
   Less current portion                                          (3,169,821)         (7,126,773)
                                                               ------------        ------------

       Total                                                   $          -        $          -
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

         (B) Represents loans payable to a stockholder of the Company for $445,000 and the Company's President for $53,000. The loans are due on demand with interest payable at the LIBOR rate plus 2%. The balance also includes loans payable to the wife of the Company's President for $100,000 and to a stockholder of the Company for $100,000 which are due on demand with interest at 9%. All of these loans are secured by a pledge of all shares of stock of American Shield Refining Company and all shares of stock of Texas Oil and Chemical Co. II, Inc.

         (C) Represents loan payable to a stockholder of the Company, which is due on demand with interest at 9%.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS -
         CONTINUED

         (D) Represents two loans payable to Mexican banks of $1,125,725 and $2,044,096, as of December 31, 2003. The first loan is payable in monthly payments through October 2004. The second loan is payable in quarterly payments through March 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.119% at December 31, 2003). Both loans are collateralized by all of the assets of Coin including the

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
                  plant located in Coatzacoalcos, near Veracruz. Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $3,103,009 and $2,275,823 are included in accrued interest at December 31, 2003 and 2002, respectively. As discussed in Note 18, the creditor of the first loan initiated a mortgage foreclosure subsequent to December 31, 2003.

         (E) South Hampton had a $3.25 million revolving credit agreement with a bank. The agreement was collateralized by a first security interest in certain of its assets and terminated on June 15, 2003. South Hampton subsequently entered into a Purchase and Sale Agreement with the same bank to sell its accounts receivables. See Note 4.

         (F) South Hampton and Gulf State entered into a $3.5 million loan agreement with a commercial lending company in December 1999 that was collateralized by a first security interest in all of their assets, except those dedicated to the bank mentioned in Note E above. The balance outstanding at December 31, 2002 was retired in 2003.

         Interest of $335,397, $552,452 and $455,360 was paid in 2003, 2002, and
         2001, respectively.

NOTE 9  - ACCRUED LIABILITIES IN SAUDI ARABIA

         Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

                                                               2003                 2002
                                                            ------------        ------------
         Salaries                                           $  1,407,821        $  1,397,270
         Termination benefits                                    683,010             658,370
         Surface rentals                                         543,246             425,912
         Other liabilities                                        37,763               8,453
                                                            ------------        ------------
                   Total                                    $  2,671,840        $  2,490,005
                                                            ============        ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. ("STTC"), a trucking and transportation company currently owned by an officer of TOCCO at a monthly cost of approximately $32,000. Total rental costs were approximately $388,000 in 2003, $422,000 in 2002 and $418,000 in
         2001. Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835.

         The Company is the holder of the Al Masane mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years.

         Future minimum lease payments under these lease agreements are as follows:

            Year Ended
           December 31
           -----------
              2004                                          $  937,265
              2005                                             511,320
              2006                                             511,320
              2007                                             511,320
              2008                                             511,320
           Thereafter                                        1,877,462
                                                            ----------
              Total                                         $4,860,007
                                                            ==========

         South Hampton has guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2003 and 2002 is $66,570 related to this guaranty.

         South Hampton, together with several other companies, is presently a defendant in four lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. A motion for a summary judgment was granted to South Hampton in October 2003 for a previous lawsuit. South Hampton is vigorously defending itself against these claims and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

         In addition, South Hampton is a defendant in a lawsuit filed in September 2001 alleging that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer of $200,000. South Hampton counter-offered a structured settlement of $90,000. To date the plaintiff has not accepted or rejected the counter-offer or withdrawn their $200,000 settlement offer. A new trial date has been set for September 2004. South Hampton has named additional parties in the case. It is uncertain at this time if the case will reach trial as the other parties have requested a change of venue. The consolidated financial statements do not include any amounts related to this case.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

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

         On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and intends to continue to vigorously defend itself against these allegations, the proposed penalties and proposed corrective actions. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

         South Hampton has a liability of $200,000 recorded at December 31, 2003 and 2002, related to these environmental issues. Amounts charged to expense were approximately $232,500 in 2003, $291,000 in 2002 and $227,000 in 2001.

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

         On October 16, 2003, without admitting or denying any findings of fact or conclusions of law, the Company agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws asserted by the SEC relating to developments not previously disclosed concerning the Company's mining lease for the Al Masane area of Saudi Arabia. In connection with the settlement, the Company agreed to (i) cease and desist from violating certain provisions of the Securities Exchange Act of 1934 and (ii) comply with certain undertakings designed to improve its reporting and

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES record keeping practices and enhance its internal accounting controls. On the same date, without admitting or denying any findings of fact or conclusions of law, the Company's President and Chief Executive Officer, Hatem El-Khalidi, agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws relating to the same matter and agreeing to pay a $25,000 penalty. In connection with the settlement, Mr. El-Khalidi agreed to cease and desist from violating certain provisions of the Securities Exchange Act of 1934.

NOTE 11 - STOCK OPTIONS

         STOCK OPTIONS - The Company's Employee Stock Option Plan (the "Employee Plan") provided for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company had reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2003, options to purchase 45,000 shares were outstanding under the Employee Plan. The options vested at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan was registered with the Securities and Exchange Commission and expired May 16, 2003.

         The Company had periodically granted stock options to various parties, including certain officers and directors, who made loans to or performed critical services for the Company. Most of these options allowed the parties to purchase common stock for $1.00 per share.

         Additional information with respect to all options outstanding at December 31, 2003, and changes for the three years then ended was as follows:

                                                            2001
                                               --------------------------------
                                                              Weighted average
                                                 Shares        exercise price
                                               ----------     -----------------
Outstanding at beginning and end of year          872,000        $     1.12
                                               ==========        ==========
Options exercisable at December 31, 2001          872,000        $     1.12
                                               ==========        ==========

                                                            2002
                                               --------------------------------
                                                              Weighted average
                                                 Shares        exercise price
                                               ----------     -----------------
Outstanding at beginning of year                  872,000        $     1.12
Forfeited                                         (62,000)             1.38
                                               ----------        ----------
Options at end of year                            810,000        $     1.10
                                               ==========        ==========
Options exercisable at December 31, 2002          810,000        $     1.10
                                               ==========        ==========

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                           2003
                                               -------------------------------
                                                              Weighted average
                                                  Shares       exercise price
                                               ----------     ----------------
Outstanding at beginning of year                  810,000        $     1.10
Forfeited                                        (365,000)             1.13
                                               ----------        ----------
Outstanding at end of year                        445,000        $     1.08
                                               ==========        ==========
Options exercisable at December 31, 2003          445,000        $     1.08
                                               ==========        ==========

         Additional information about stock options outstanding at December 31, 2003 is summarized as follows:

                                                   Options outstanding and exercisable
                                                ------------------------------------------
                                                                  Weighted average
                                                           -------------------------------
                                                               Remaining          Exercise
Range of exercise prices                         Number    contractual life        price
------------------------                        -------    ----------------       --------
$1.00                                           400,000        10 years            $1.00
$1.75                                            45,000         8 years             1.75
                                                -------                            -----
                                                445,000                            $1.08
                                                =======                            =====

NOTE 12 - INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

                                                 2003              2002              2001
                                              -----------       ----------        ----------
Income taxes at U.S. statutory rate           $(1,191,823)      $  235,301        $ (884,346)
State taxes, net of federal benefit               270,844           64,170           174,332
Net operating losses (utilized) expired         3,704,513          155,079           (13,927)
Change in valuation allowance                  (3,344,171)        (799,426)                -
Foreign operations losses with no
  benefit provided                                580,210          337,946           707,309
Other items                                       (19,573)           6,930            16,632
                                              -----------       ----------        ----------
   Total tax expense                          $         -       $        -        $        -
                                              ===========       ==========        ==========

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

                                                                    December 31,
                                                ----------------------------------------------------
                                                   2003                2002                2001
                                                ------------        ------------        ------------
Deferred tax liabilities:
   Refinery plant, pipeline and equipment       $   (396,000)       $   (481,000)       $   (500,000)

Deferred tax assets:
   Accounts receivable                                82,000              76,000              69,000
   Mineral interests                                 236,000             236,000             236,000
   Accrued liabilities                               149,000             123,000              93,000
   Net operating loss and contribution
       carryforwards                               3,389,000           6,837,000           7,493,000
   Tax credit carryforwards                          212,000             212,000             212,000
   Deferred gain on sale of property                  63,000              76,000              89,000
   Unrealized losses on swap agreements                    -                   -             187,000
                                                ------------        ------------        ------------

   Gross deferred tax assets                       4,131,000           7,560,000           8,379,000

Valuation allowance                               (3,735,000)         (7,079,000)         (7,879,000)
                                                ------------        ------------        ------------

   Net deferred tax assets                           396,000             481,000             500,000
                                                ------------        ------------        ------------

   Net deferred taxes                           $          -        $          -        $          -
                                                ============        ============        ============

         The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

         At December 31, 2003, the Company had approximately $9,000,000 of net operating loss carryforwards. These carryforwards expire during the years 2004 through 2023. In addition, the Company has alternative minimum tax credit carryforwards of approximately $212,000 that may be carried over indefinitely. During 2003, net operating loss carryforwards of approximately $11,000,000 expired.

         The Company has no Saudi Arabian or Mexican tax liability. At December 31, 2003, Coin had available net operating loss carryforwards and recoverable tax on assets of approximately $3,537,000 and $533,000, respectively, expiring through 2013, which are limited to the income of Coin.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 13 - SEGMENT INFORMATION

         As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest. Information on segments is as follows:

                                                       December 31, 2003
                                      -----------------------------------------------
                                       Refining          Mining             Total
                                      -----------      -----------       ------------
Revenue from external customers       $39,624,733      $         -       $ 39,624,733
Depreciation                            1,365,506            1,712          1,367,218
Operating loss                         (1,749,691)        (755,097)        (2,504,788)

Total assets                          $12,787,676      $39,884,821       $ 52,672,497

                                                       December 31, 2002
                                      -----------------------------------------------
                                       Refining          Mining             Total
                                      -----------      -----------       ------------
Revenue from external customers       $36,753,000      $         -       $ 36,753,000
Depreciation                            1,412,389            1,813          1,414,202
Operating income (loss)                 2,211,310         (490,028)         1,721,282

Total assets                          $16,114,394      $39,506,415       $ 55,620,809

                                                       December 31, 2001
                                      -----------------------------------------------
                                       Refining          Mining             Total
                                      -----------      -----------       ------------
Revenue from external customers       $32,712,668      $         -       $ 32,712,668
Depreciation                            1,379,201            2,268          1,381,469
Operating loss                           (748,945)        (470,740)        (1,219,685)

Total assets                          $16,560,979      $39,186,704       $ 55,747,683

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

         Information regarding foreign operations for the years ended December 31, 2003, 2002 and 2001 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                                            Year ended December 31,
                                                ----------------------------------------------
                                                   2003              2002              2001
                                                ----------        ----------        ----------
Revenues
   United States                                $   38,852        $   34,057        $   31,455
   Mexico                                              773             2,696             1,258
   Saudi Arabia                                          -                 -                 -
                                                ----------        ----------        ----------
                                                $   39,625        $   36,753        $   32,713
                                                ==========        ==========        ==========

                                                            Year ended December 31,
                                                ----------------------------------------------
                                                   2003              2002              2001
                                                ----------        ----------        ----------
Long-lived assets
   United States                                $    5,392        $    6,252        $    6,739
   Mexico                                            4,567             4,915             5,230
   Saudi Arabia                                     38,596            38,249            37,930
                                                ----------        ----------        ----------
                                                $   48,555        $   49,416        $   49,899
                                                ==========        ==========        ==========

NOTE 14 - NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per share has been calculated as follows:

                                                2003              2002              2001
                                             -----------       -----------       -----------
Basic and diluted
   Net income (loss)                         $(3,505,363)      $   692,063       $(2,601,018)
   Weighted average shares outstanding        22,731,994        22,731,994        22,768,858
       Per share                             $     (0.15)      $      0.03       $     (0.11)

         In 2003, 2002 and 2001, options for 445,000, 810,000 and 872,000 shares, respectively were excluded from diluted shares outstanding because their effect was antidilutive .

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2003 (in thousands, except per share data):

                                                 Year Ended December 31, 2003
                            ------------------------------------------------------------------------
                              First          Second          Third          Fourth
                             Quarter        Quarter         Quarter         Quarter          Total
                            --------        --------        --------        --------        --------
Revenues                    $  8,900        $  9,890        $ 10,703        $ 10,132        $ 39,625
Net loss                      (1,320)           (603)           (746)           (836)         (3,505)
Basic and diluted EPS       $  (0.06)       $  (0.03)       $  (0.03)       $  (0.03)       $  (0.15)

                                                 Year Ended December 31, 2002
                            ------------------------------------------------------------------------
                              First          Second          Third          Fourth
                             Quarter        Quarter         Quarter         Quarter          Total
                            --------        --------        --------        --------        --------
Revenues                    $  8,851        $  9,079        $  9,846        $  8,977        $ 36,753
Net income (loss)              1,621             551             (16)         (1,464)            692
Basic and diluted EPS       $   0.07        $   0.02        $  (0.00)       $  (0.06)       $   0.03

NOTE 16 - RELATED PARTY TRANSACTIONS

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

         At December 31, 2003, the Company has a liability to its President and Chief Executive Officer of approximately $1,158,000 in accrued salary and termination benefits, a loan payable to him for $53,000 and a loan payable to his wife for $100,000. There are also loans payable to two stockholders of the Company for $465,000 and $100,000.


         Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company's Chairman of the Board. The Company paid approximately $23,500, $24,700 and $25,500 in 2003, 2002 and 2001, respectively, pursuant to such arrangement.

         South Hampton incurred product transportation costs of approximately $388,000, $397,000 and $404,000 in 2003, 2002 and 2001, respectively, with STTC, which is currently owned by an officer of TOCCO. A previous owner and officer of TOCCO resigned in January 2004.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTE 17 - DERIVATIVE INSTRUMENTS

         South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, fuel stock to operate the plant. In 2001 and 2002, South Hampton entered into three commodity swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003 two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements was to limit the Company's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements covered approximately 20% to 40% of the average monthly feedstock requirements. During the fourth quarter of 2003, South Hampton entered into option contracts for the purchase/sale of natural gas. These contracts expire in September 2004 and March 2005 and cover approximately 72% of the average monthly fuel stock requirements.

         For the years ended December 31, 2003, 2002 and 2001 the net realized gain (loss) from the derivative agreements was ($71,492), $1,032,045 and ($339,507), respectively. There was no unrealized gain (loss) on the derivative agreements for the year ended December 31, 2003. The unrealized gain (loss) for the years ended December 31, 2002 and 2001 were $505,890 and ($505,890), respectively.

NOTE 18 - COIN ASSETS SUBJECT TO FORECLOSURE

         A creditor of Coin initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor. The court order required legal transfer of the assets to the creditor within three days, however, the transfer has yet to occur and the Company, management of Coin and Coin's legal counsel are unable to determine a date certain for the legal transfer of ownership. As a result, the consolidated financial statements do not include any adjustments that may result. The following summarizes the proforma effect of the foreclosure on the December 31, 2003 consolidated financial statements:

                                                                                                   PRO FORMA
                                                            DECEMBER 31,                            ADJUSTED
                                                              2003 AS           PRO FORMA         DECEMBER 31,
         ASSETS                                               REPORTED          ADJUSTMENT            2003
                                                            -------------      -------------      -------------
         Current assets                                     $   3,645,055      $          --      $   3,645,055
         Refinery plant, pipeline and equipment, net            8,746,828         (4,566,616)         4,180,212
         Other assets                                          40,280,614                 --         40,280,614
                                                            -------------      -------------      -------------
           Total assets                                     $  52,672,497      $  (4,566,616)     $  48,105,881
                                                            =============      =============      =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities                                $  29,473,297      $  (1,804,195)     $  27,669,102
         Deferred revenue                                         166,543                 --            166,543
         Minority interest in consolidated subsidiaries           834,956                 --            834,956
         Stockholders' equity                                  22,197,701         (2,762,421)        19,435,280
                                                            -------------      -------------      -------------
            Total liabilities and stockholders' equity      $  52,672,497      $  (4,566,616)     $  48,105,881
                                                            =============      =============      =============

         Revenues                                           $  39,624,733      $          --      $  39,624,733
         Operating costs and expenses                          42,129,521                 --         42,129,521
                                                            -------------      -------------      -------------
           Operating loss                                      (2,504,788)                --         (2,504,788)
         Other income (expense)                                (1,000,575)        (2,762,421)        (3,762,996)
                                                            -------------      -------------      -------------
         Loss before income taxes                              (3,505,363)        (2,762,421)        (6,267,784)
         Income tax expense                                            --                 --                 --
                                                            -------------      -------------      -------------
           Net loss                                         $  (3,505,363)     $  (2,762,421)     $  (6,267,784
                                                            =============      =============      =============

         Basic and diluted net loss per common share
                                                            $       (0.15)     $       (0.12)     $       (0.27)
                                                            =============      =============      =============

NOTE 19 - SUBSEQUENT EVENTS

         On May 7, 2004, South Hampton and a major supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton. The equipment purchased by the supplier will remain the property of the supplier who will enter into a ground lease for the land upon which the capital equipment is located. South Hampton and the supplier will also enter into a throughput arrangement whereby South Hampton will agree to throughput product (utilizing the purchased capital equipment) from the supplier at a rate and volume to be negotiated based upon the new agreement with the customer. The terms of both the throughput arrangement and the ground lease with the supplier will be five years. As security for the funds used to purchase the capital equipment, South Hampton will execute a mortgage covering most of the refinery's land and equipment. The mortgage is expected to be executed in June 2004. The supplier is currently the sole provider of the refinery's feedstock supply. At April 30, 2004, South Hampton owed the supplier approximately $7,000,000.

         On May 15, 2004, the Company signed an agreement with the Saudi Ministry of Petroleum and Mineral Resources whereby the Company has been given two years from the date of the agreement to start the implementation of a work program similar to that which is attached to the Company's mining lease. The initial implementation was suspended in 1999 due to the worldwide decrease in the price of metals. The Company also agreed to pay the past due surface rentals, which totaled $568,000 at December 31, 2003, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005. Future annual surface rentals are to be paid as they become due.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES


Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 24, 2004, which included an explanatory paragraph discussing the uncertainties regarding the Company's ability to continue as a going concern. Our audits also include Schedule II for this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2003, 2002, and 2001 and for the years then ended, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.


/s/ MOORE STEPHENS TRAVIS WOLFF, LLP


Dallas, Texas
March 24, 2004
  (except for Note 19,
  as to which the date
  is May 15, 2004)

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 2003

                                                                      Charged
                                                    Beginning        (credited)                            Ending
Description                                          balance         to earnings    Deductions             balance
-----------                                       ------------     -------------   ------------          -----------
ALLOWANCE FOR DEFERRED
 TAX ASSET

     December 31, 2001                            $ 10,200,982     $ (165,940)     $ (2,156,123)(a)(b)   $ 7,878,919

     December 31, 2002                               7,878,919              -          (799,426)(a)(b)     7,079,493

     December 31, 2003                               7,079,493              -        (3,344,171)(a)        3,735,322

(a) Expiration of carryforwards

(b) Utilization of carryforwards

                          INDEPENDENT AUDITOR'S REPORT


TO THE SHAREHOLDERS OF
PRODUCTOS QUIMICOS COIN, S.A. DE C.V.
MEXICO CITY, MEXICO

We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2003, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described by the Company in note 2A1 to the financial statements, the accompanying financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2003 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency, as to which we have issued a qualified opinion on February 23, 2004.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2003, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As a result of the mortgage foreclosure initiated by a Company creditor, as explained in note 13 to the financial statements, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. As disclosed in note 13B to the financial statements, on March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On May 14, 2004, Company's legal counsel and management concluded that a there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown.

As discussed in note 1 to the financial statements, the Company has reported accumulated losses for $ 11,456,068 and the statement of financial position shows excess of current liabilities over current assets for $ 7,478,468. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest amounts under certain loan agreements, as discussed in notes 8 and 9 to the financial statements. The default related to a Company creditor gave origin to the legal transfer of ownership of the industrial facilities mentioned in the above paragraph. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. Additionally, during the period January-December 2003, installed production capacity of the Company was used only partially, representing a cost of maintaining idle the industrial plant as described in note 1 to the financial statements.

The issues described in the preceding two paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.


                                        DESPACHO FREYSSINIER MORIN, S.C.


                                        /s/ C.P. JUAN PABLO SOTO
                                        -----------------------------------
                                               C.P. JUAN PABLO SOTO
                                                     PARTNER


Mexico City, Mexico
February 23, 2004, except for
Note 13B, as to which the date is
May 14, 2004

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


                                         DESPACHO FREYSSINIER MORIN, S.C.


                                         /s/ C.P. JUAN PABLO SOTO
                                         ---------------------------------------
                                                   C.P. JUAN PABLO SOTO
                                                         PARTNER


Mexico City, Mexico
February 14, 2003