Form 10-Q
period 2004-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-07-23
CIK 7039

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

                           --------------------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES [ ]    NO [X]

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2004: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31, 2004    DECEMBER 31,
                                                       (UNAUDITED)          2003
                                                      --------------   ------------
ASSETS
   CURRENT ASSETS
      Cash                                            $    295,028     $    177,716
      Trade Receivables, Net                             3,128,670        2,810,858
      Inventories                                        1,041,667          656,481
                                                      ------------      -----------
         Total Current Assets                            4,465,365        3,645,055

   REFINERY PLANT, PIPELINE AND EQUIPMENT               18,538,412       18,406,665
      Less: Accumulated Depreciation                    (9,987,699)      (9,659,837)
                                                      ------------     ------------
         Net Plant, Pipeline and Equipment               8,550,713        8,746,828

   AL MASANE PROJECT                                    36,323,467       36,165,120
   OTHER INTERESTS IN SAUDI ARABIA                       2,431,248        2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES               1,211,049        1,211,674
   OTHER ASSETS                                            811,075          472,572
                                                      ------------     ------------

         TOTAL ASSETS                                 $ 53,792,917     $ 52,672,497
                                                      ============     ============
LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable                                $  9,321,948     $  7,587,963
      Accrued Interest                                   3,703,555        3,467,657
      Accrued Liabilities                                  911,881          832,236
      Accrued Liabilities in Saudi Arabia                2,765,913        2,671,840
      Notes Payable                                     11,025,833       11,025,780
      Notes Payable to Stockholders                        718,000          718,000
      Current Portion of Long-Term Debt                  3,187,725        3,169,821
                                                      ------------     ------------
            Total Current Liabilities                   31,634,855       29,473,297

   DEFERRED REVENUE                                        150,838          166,543
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          832,472          834,956

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2004
      and 2003                                           2,243,199        2,243,199
   ADDITIONAL PAID-IN CAPITAL                           36,512,206       36,512,206
   ACCUMULATED DEFICIT                                 (17,580,653)     (16,557,704)
                                                      ------------     ------------
         Total Stockholders' Equity                     21,174,752       22,197,701
                                                      ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 53,792,917     $ 52,672,497
                                                      ============     ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31
                                             ---------------------------
                                               2004              2003
                                               ----              ----
REVENUES
   Refined Product Sales                    $ 10,109,715    $    7,818,643
   Processing Fees                               805,872         1,081,192
                                            ------------    --------------
                                              10,915,587         8,899,835

OPERATING COSTS AND EXPENSES
   Cost of Refined Product Sales
      and Processing                          10,263,926         8,472,397
   General and Administrative                    958,864           957,148
   Depreciation                                  333,647           342,855
                                            ------------    --------------
                                              11,556,437         9,772,400
                                            ------------    --------------

      OPERATING LOSS                            (640,850)         (872,565)

OTHER INCOME (EXPENSE)

   Interest Income                                 7,388             8,612
   Interest Expense                             (397,770)         (367,545)
   Minority Interest                               2,484             1,880
   Foreign Exchange Transaction Loss             (24,143)         (119,654)
   Miscellaneous Income                           29,942            28,959
                                            ------------    --------------
                                                (382,099)         (447,748)
                                            ------------    --------------
      NET LOSS BEFORE INCOME TAXES          $ (1,022,949)   $   (1,320,313)

INCOME TAX EXPENSE                                    --                --
                                            ------------    --------------

      NET LOSS                              $ (1,022,949)   $   (1,320,313)
                                            ============    ==============

Basic and Diluted Net Loss
   per Common Share                         $      (0.05)   $        (0.06)
                                            ============    ==============

Basic and Diluted Weighted Average Number
   of Common Shares Outstanding               22,731,994        22,731,994
                                            ============    ==============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

                            COMMON STOCK        ADDITIONAL
                            ------------         PAID-IN      ACCUMULATED
                         SHARES       AMOUNT     CAPITAL        DEFICIT          TOTAL
DECEMBER 31, 2003      22,431,994   $2,243,199  $36,512,206   $(16,557,704)    $22,197,701

   Net Loss                    --           --           --     (1,022,949)     (1,022,949)
                     ------------   ----------  -----------   ------------    ------------

MARCH 31, 2004         22,431,994   $2,243,199  $36,512,206   $(17,580,653)    $21,174,752
                     ============   ==========  ===========   ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                         -------------------------
                                                                             2004         2003
                                                                         -----------   -----------
OPERATING ACTIVITIES
   Net Loss                                                              $(1,022,949)  $(1,320,313)
   Adjustments to Reconcile Net Loss
     To Net Cash Provided by Operating Activities:
      Depreciation                                                           333,647       342,855
      (Decrease) Increase in Deferred Revenue                                (15,705)       19,215
      Unrealized Gain on Feedstock Swap Agreements                          (280,182)           --
   Changes in Operating Assets and Liabilities:
      Increase in Trade Receivables                                         (317,812)     (142,118)
      Decrease (Increase) in Inventories                                    (385,186)      104,879
      Decrease (Increase) in Other Assets                                    (58,321)       56,237
      Increase in Accounts Payable and Accrued Liabilities                 1,813,630       764,501
      Increase in Accrued Interest                                           235,898       310,851
      Increase in Accrued Liabilities in Saudi Arabia                         94,073        32,341
   Other                                                                      (8,269)       (1,879)
                                                                         -----------   -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                              388,824       166,569
                                                                         -----------   -----------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                           (158,347)      (68,347)
   Additions to Refinery Plant, Pipeline and Equipment                      (131,747)      (35,649)
   (Additions to) Reduction in Mineral Properties in the United States           625          (278)
                                                                         -----------   -----------

      NET CASH USED IN INVESTING ACTIVITIES                                 (289,469)     (104,274)
                                                                         -----------   -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                       17,957            --
   Reduction of Notes Payable and Long-Term Obligations                           --      (179,727)
                                                                         -----------   -----------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     17,957      (179,727)
                                                                         -----------   -----------

NET INCREASE (DECREASE) IN CASH                                              117,312      (117,432)

CASH AT BEGINNING OF PERIOD                                                  177,716       319,171
                                                                         -----------   -----------

CASH AT END OF PERIOD                                                    $   295,028   $   201,739
                                                                         ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information in the Company's December 31, 2003 Annual Report on Form 10-K.

      These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 93% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Veracruz, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 51% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2.    INVENTORIES

      Inventories include the following:

                    MARCH 31, 2004       DECEMBER 31, 2003
                    --------------       -----------------
Refined products     $1,041,667             $ 656,481
                     ==========             =========

      Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 2004, current cost exceeded LIFO value by approximately $326,000. At December 31, 2003, current cost exceeded the LIFO value by approximately $256,000.

3.    NET INCOME (LOSS) PER COMMON SHARE

      The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003, respectively.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                         2004         2003
                                         ----         ----
Net Loss                               $  (1,023)   $ (1,320)
                                       =========    ========

Weighted Average Shares Outstanding:
      Basic and Diluted                   22,732      22,732
                                       =========    ========

Net Loss Per Share:
      Basic and Diluted                $   (0.05)   $  (0.06)
                                       =========    ========

      In the three months ended March 31, 2004 and 2003, options for 445,000 shares and 810,000, respectively were excluded from diluted shares outstanding because their effect was antidilutive.

4.    SEGMENT INFORMATION

      As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED MARCH 31, 2004      REFINING        MINING           TOTAL
---------------------------------      --------        ------           -----
Revenue from external customers      $ 10,915,587   $         --   $  10,915,587
Depreciation                              333,545            102         333,647
Operating loss                           (463,413)      (177,437)       (640,850)

Total assets                         $ 13,766,707   $ 40,026,210   $  53,792,917

THREE MONTHS ENDED MARCH 31, 2003      REFINING        MINING          TOTAL
---------------------------------      --------        ------          -----
Revenue from external customers      $  8,899,835   $         --   $   8,899,835
Depreciation                              342,381            474         342,855
Operating loss                           (758,587)      (113,978)       (872,565)

Total assets                         $ 15,644,687   $ 39,601,110   $  55,245,797

      Information regarding foreign operations for the three months ended March 31, 2004 and 2003 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                      THREE MONTHS ENDED
                           MARCH 31,
                      ------------------
                       2004       2003
                       ----       ----
REVENUES
   United States     $ 10,624   $   8,712
   Mexico                 292         188
   Saudi Arabia            --          --
                    ---------   ---------
                    $  10,916   $   8,900
                    =========   =========
LONG-LIVED ASSETS
   United States    $   5,282   $   6,398
   Mexico               4,479       4,841
   Saudi Arabia        38,755      38,318
                    ---------   ---------
                    $  48,516   $  49,557
                    =========   =========

5.    LEGAL PROCEEDINGS

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

      In addition, South Hampton is a defendant in a lawsuit filed in September 2001 alleging that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer of $200,000. South Hampton counter-offered a structured settlement of $90,000. To date, the plaintiff has not accepted or rejected the counter-offer or withdrawn their $200,000 settlement offer. A new trial date has been set for September 2004. South Hampton has named additional parties in the case. It is uncertain at this time if the case will reach trial as the other parties have requested a change of venue. The consolidated financial statements do not include any amounts related to this case.

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

      On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original proposed penalties and the additional allegations are greatly overstated and intends to continue to vigorously defend itself against these allegations, the proposed penalties and proposed corrective actions. Management believes the penalties will be settled for amounts less than those proposed. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

      On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. See Note 8.

6.    LONG-TERM DEBT

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

      South Hampton entered into a $3.25 million revolving credit agreement with a bank in September 1999, which terminated on June 15, 2003. On July 29, 2003 a Purchase and Sale Agreement was negotiated with the same bank whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the agreement were used to retire the revolving credit agreement in 2003. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. At March 31, 2004, approximately $2,642,000 of receivables had been sold and, due to the revolving nature of the agreement, also remained outstanding. The agreement imposes limitations on dividends payable to the Company by South Hampton. At March 31, 2004, South Hampton was in compliance with these limitations.

      In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3.5 million loan agreement with a commercial lending company in December 1999 that was collateralized by a first security interest in all of their assets, except those pledged to the bank under the revolving credit agreement mentioned in the preceding paragraph. The loan was paid in full in 2003.

      At March 31, 2004, Coin had two loans payable to Mexican banks in the outstanding principal amounts of $1,143,629 and $2,044,096. The first loan is payable in monthly payments through October 2004 and the second loan is payable in quarterly payments through March 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.09% at March 31, 2004). Both loans are collateralized by all of the assets of Coin, including the plant located near Veracruz. At March 31, 2004, Coin was in default of the loan covenants under both loans as a result of not having made its monthly and quarterly payments. As a result, the loans are classified as current in the financial statements. Unpaid interest and penalty interest of $764,453 and $2,136,106, respectively, are included in accrued interest at March 31, 2004. As discussed in Notes 5 and 8, the creditor of the first loan initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities on February 23, 2004.

7.    DERIVATIVE INSTRUMENTS

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

      South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, the fuel needed to operate the plant. These derivative agreements are not designated as hedges. In 2001 and 2002, South Hampton entered into three commodity swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003, two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements was to limit South Hampton's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements covered approximately 20% to 40% of the average monthly feedstock requirements. During the fourth quarter of 2003, South Hampton entered into option contracts for the purchase and sale of natural gas. These contracts expire in September 2004 and March 2005 and cover approximately 72% of the average monthly fuel requirements. In the first quarter of 2004, South Hampton entered into five feedstock swap agreements that expire through June 2004. For the three months ended March 31, 2004 and 2003, the net realized gain from the derivative agreements was $9,240 and $49,552, respectively. There was an unrealized gain of $280,182 for the three months ended March 31, 2004. There was no unrealized gain or loss for the three months ended March 31, 2003.

NOTE 8 - COIN ASSETS SUBJECT TO FORECLOSURE

      A creditor of Coin initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor. The court order required legal transfer of the assets to the creditor within three days, however, the transfer has yet to occur and the Company, management of Coin and Coin's legal counsel are unable to determine a date certain for the legal transfer of ownership. As a result, the consolidated financial statements do not include any adjustments that may result. The following summarizes the proforma effect of the foreclosure on the March 31, 2004 consolidated financial statements:

                                                                                   PRO FORMA
                                                    MARCH 31,                       ADJUSTED
                                                    2004 AS        PRO FORMA       MARCH  31,
                                                    REPORTED      ADJUSTMENT          2004
                                                  ------------   ------------   -------------
ASSETS
Current assets                                    $  4,465,365   $          -   $   4,465,365
Refinery plan, pipeline and equipment, net           8,550,713     (4,479,526)      4,071,187
Other Assets                                        40,776,839              -      40,776,839
                                                  ------------   ------------   -------------
  Total assets                                    $ 53,792,917   $ (4,479,526)  $  49,313,391
                                                  ============   ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                               $ 31,634,855   $ (1,908,082)  $  29,726,773
Deferred revenue                                       150,838              -         150,838
Minority interest in consolidated subsidiaries         832,472              -         832,472
Stockholders' equity                                21,174,752     (2,571,444)     18,603,308
                                                  ------------     ----------   -------------
  Total liabilities and stockholders' equity      $ 53,792,917   $ (4,479,526)  $  49,313,391
                                                  ============   ============   =============

Revenues                                          $ 10,915,587   $          -   $  10,915,587
Operating costs and expenses                        11,556,437              -      11,556,437
                                                  ------------   ------------   -------------

  Operating loss                                      (640,850)             -        (640,850)
Other income (expense)                                (382,099)    (2,571,444)     (2,953,543)
                                                  ------------   ------------   -------------
Loss before income taxes                            (1,022,949)    (2,571,444)     (3,594,393)
Income tax expense                                           -              -               -
                                                  ------------   ------------   -------------
  Net loss                                        $ (1,022,949)  $ (2,571,444)  $  (3,594,393)
                                                  ============   ============   =============

Basic and diluted net loss per common share       $      (0.05)  $      (0.11)  $       (0.16)
                                                  ============   ============   =============

9.    SUBSEQUENT EVENTS

      On May 7, 2004, South Hampton and a major supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton. The equipment purchased by the supplier will remain the property of the supplier who will enter into a ground lease for the land upon which the capital equipment is located. South Hampton and the supplier will also enter into a throughput arrangement whereby South Hampton will agree to throughput product (utilizing the purchased capital equipment) from the supplier at a rate and volume to be negotiated based upon the new agreement with the customer. The terms of both the throughput arrangement and the ground lease with the supplier will be five years. As security for the funds used to purchase the capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton will execute a mortgage covering most of the refinery's equipment. The mortgage is expected to be executed in July 2004. The supplier is currently the sole provider of the refinery's feedstock supply. At May 31, 2004, South Hampton owed the supplier approximately $6.3 million.

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

      SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. During 2003, the Company again experienced tighter margins resulting from the rise in feedstock prices. These prices remained at historically higher levels throughout 2003 which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices began to fall back to more moderate levels.

      South Hampton obtains its feedstock requirements from a sole source vendor. At May 31, 2004, South Hampton owed this supplier approximately $6.3 million. As discussed in Note 9, on May 7, 2004, South Hampton and this supplier signed a letter of intent whereby the supplier will purchase up to $1.8 million of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton.

      As mentioned in Note 6, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2004, and therefore, its creditors have the right to declare the debt to be immediately due and payable. If this were to occur, Coin would currently be unable to pay the entire amount due. The plant facilities of Coin have been foreclosed by a creditor (See Note 8).

      MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve.

      On February 23, 2004, the Company's President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company's mining lease, to start during a period not to exceed two years, and also the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

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

      The Company intends to make preparations to start to implement the work program, which will take approximately twenty-two months to compete, after which commercial production can begin. The Company plans to update the feasibility study, and, if positive, will attempt to locate a joint venture partner to manage the project and attempt to obtain acceptable financing to commercially develop the program now that the prices of zinc, copper, gold and silver have increased significantly. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.

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

      Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,270,000).

      Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund ("SIDF") to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

      SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2004, total refined product sales (including Coin) increased approximately $2,291,000 or 29%, while the cost of sales (excluding depreciation) increased approximately $1,792,000 or 21% from the same period in 2003. Consequently, the total negative gross profit margin on product sales in the first quarter of 2004 decreased approximately $500,000 or 76% compared to the same period in 2003. The cost of sales and gross profit margin for the quarter ended March 31, 2004 includes an unrealized gain of approximately $280,000 on feedstock swap agreements. Coin's sales increased approximately $103,000 or 55%, while its cost of sales increased approximately $119,000 or 80%. Coin had a positive gross profit margin in this quarter of approximately $24,000, compared to a positive gross profit margin of approximately $40,000 in the same quarter in 2003.

      The first quarter of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs for the Company at an average of $1.01 per gallon, which was above the previous record of $0.99 per gallon in February 2003. With feedstock prices rising rapidly, the Company was unable to raise product prices quickly enough to cover the increased costs resulting in severe losses in January and, to a lesser extent, February. By March, the Company had raised product prices and adjusted its business to cover the increases, which enabled it to attain a positive cash flow position again. Additionally, by March, feedstock prices were in a moderating downward trend. The Company also entered into derivative agreements to control the sudden price spikes and to provide price protection. Management believes that if the derivative agreements can moderate or slow any changes in the overall cost of feedstock, product prices could be raised over time to avoid the large losses experienced in the past. Generally approximately 20% to 40% of the monthly feedstock requirements are covered at any one time. This ratio cushions the price increases and allows the Company to experience some benefit when the price drops.

      The price of fuel gas, which is the refining operation's largest single expense, was also higher during the first quarter of 2004 than in the same period in 2003; however, through the derivative agreements, the Company capped the price of its fuel gas at prices 30% to 40% below the cash market. Therefore, while higher than historically seen, the price of fuel gas to the operation was not a large factor in the results for the first quarter. The Company also entered into option contracts for fuel gas in an effort to minimize the impact of price fluctuations in the market.

      The toll processing fee revenue for the first quarter of 2004 of approximately $806,000 was a decrease of approximately $275,000 or 25% under the fees for the same period in 2003. This decrease was primarily caused by the loss of one of the larger customers in the fourth quarter of 2003. The customer's feedstock changed and the Company's equipment was no longer suitable to produce the products they needed. The other large customers are very active and remain on long-term contracts. While there are some fluctuations in the tolling volumes that are handled, it has developed into a very steady business over the last five years.

      Interest expense increased as the debt of the Company increased due to the rising feedstock prices and inadequate cash flow. Other expenses of the Company remained flat or decreased over the last part of 2003 and in early 2004. The Company's largest supplier of feedstock has asked for security on the account because of the large increase in the amounts owed for feedstock purchases over the last six months. The Company is currently negotiating a security agreement with the supplier, which will give it a first lien on most of South Hampton's assets.

      Coin restarted production in the first quarter of 2004 after having been shut down during the latter part of 2003 due to economic reasons. Coin recently procured a sales contract with the largest user of pentanes in Mexico, which gave the operation sufficient volume to justify operating on a daily basis. First quarter cash flow was negative, due primarily to start-up costs and the weak exchange value of the dollar versus the peso. The refinery currently continues to move product at a substantial rate into both the Mexican and U.S. markets. The plant facilities of Coin have been foreclosed by a creditor (See
Note 8).

      MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

      The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper, $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2004. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Reference is made to Note 5 to the consolidated financial statements contained in this Report for a discussion of material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      RESTRICTIONS ON PAYMENT OF DIVIDENDS

      In 2003 South Hampton entered into a Purchase and Sale Agreement with a bank to sell its accounts receivable. The agreement contains restrictions on dividends payable to the Company by South Hampton. (See Note 6 to the consolidated financial statements).

      ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth the Company's Common Stock repurchases during the three months ended March 31, 2004:


                                                                         (c)                        (d)
                                                                Total Number of Shares       Maximum Number of
                                  (a)               (b)          Purchased as Part of     Shares that May Yet be
                           Total Number of     Average Price      Publicly Announced        Purchased Under the
       Period              Shares Purchased    Paid Per Share      Plans or Programs         Plans or Programs
-----------------------    ----------------    --------------   ----------------------    ----------------------
January 1, 2004 through
  January 31, 2004                       --     $          --                   --                        --

February 1, 2004 through
  February 29, 2004                      --     $          --                   --                        --

March 1, 2004 through
  March 31, 2004                         --     $          --                   --                        --
                               ------------     -------------        -------------             -------------
Total                                    --     $          --                   --                        --
                               =============    =============        =============             =============

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Reference is made to Notes 5, 6 and 8 to the consolidated financial statements and Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report for a discussion of the $11 million note payable to the Saudi Arabian government and the loans payable by Coin to Mexican banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      NONE.

ITEM 5. OTHER INFORMATION.

      A shareholder of the Company who is interested in submitting a proposal for inclusion in the Company's proxy materials for the 2004 annual meeting of shareholders, which is tentatively scheduled sometime in December 2004, must submit the proposal to the Company at its principal executive office no later than November 1, 2004. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the 2004 annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than November 1, 2004.

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

EXHIBIT
NUMBER                                                          DESCRIPTION
------                                                          -----------
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

10(m)      - Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South
             Hampton Refining Company, together with related Restricted Payments Letter Agreement and Guaranty of Texas Oil &
             Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 2002 (File No. 0-6247)).

10(n)      - Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton
             Refining Company (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(o)      - Pledge Agreement dated as of May 15, 2001, by Arabian American Development Company, American Shield Refining Company,
             Fahad Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak (incorporated by reference to Exhibit 10(p) to the
             Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------
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

(a) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 8, 2004                    ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                      By: /s/ DREW WILSON, JR.
                                          ------------------------------------
                                          Drew Wilson, Jr. Secretary/Treasurer