Form 10-Q
period 2004-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-08-20
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2004: 22,731,994.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30, 2004    DECEMBER 31,
                                                                (UNAUDITED)         2003
                                                               -------------   -------------
ASSETS
      CURRENT ASSETS
            Cash                                               $    162,337    $    177,716
            Trade Receivables, Net                                3,287,470       2,810,858
            Inventories                                             636,610         656,481
                                                               ------------    ------------
                  Total Current Assets                            4,086,417       3,645,055

      REFINERY PLANT, PIPELINE AND EQUIPMENT                     18,684,966      18,406,665
            Less: Accumulated Depreciation                      (10,263,198)     (9,659,837)
                                                               ------------    ------------
                  Net Refinery Plant, Pipeline and
                    Equipment                                     8,421,768       8,746,828

      AL MASANE PROJECT                                          36,377,705      36,165,120
      OTHER INTERESTS IN SAUDI ARABIA                             2,431,248       2,431,248
      MINERAL PROPERTIES IN THE UNITED STATES                     1,211,131       1,211,674
      OTHER ASSETS                                                  602,984         472,572
                                                               ------------    ------------

                  TOTAL ASSETS                                 $ 53,131,253    $ 52,672,497
                                                               ============    ============

LIABILITIES
      CURRENT LIABILITIES
            Accounts Payable                                   $  8,475,664    $  7,587,963
            Accrued Interest                                      3,878,898       3,467,657
            Accrued Liabilities                                   1,014,106         832,236
            Accrued Liabilities in Saudi Arabia                   2,781,360       2,671,840
            Notes Payable                                        11,025,833      11,025,780
            Notes Payable to Stockholders                           718,000         718,000
            Current Portion of Long-Term Debt                     3,135,319       3,169,821
                                                               ------------    ------------
                        Total Current Liabilities                31,029,180      29,473,297

      DEFERRED REVENUE                                              154,187         166,543
      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                830,356         834,956

STOCKHOLDERS' EQUITY
      COMMON STOCK-authorized 40,000,000
            shares of $.10 par value; issued and
            outstanding, 22,431,994 shares in 2004
            and 2003                                              2,243,199       2,243,199
      ADDITIONAL PAID-IN CAPITAL                                 36,512,206      36,512,206
      ACCUMULATED DEFICIT                                       (17,637,875)    (16,557,704)
                                                               ------------    ------------
                  Total Stockholders' Equity                     21,117,530      22,197,701
                                                               ------------    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 53,131,253    $ 52,672,497
                                                               ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30                        JUNE 30
                                                  ----------------------------    ----------------------------
                                                       2004             2003           2004            2003
                                                  ------------    ------------    ------------    ------------
REVENUES
       Refined Product Sales                      $ 12,447,956    $  8,993,807    $ 22,557,671    $ 16,812,450
       Processing Fees                               1,010,696         895,909       1,816,568       1,977,101
                                                  ------------    ------------    ------------    ------------
                                                    13,458,652       9,889,716      24,374,239      18,789,551

OPERATING COSTS AND EXPENSES
       Cost of Refined Product
            Sales and Processing                    11,963,992       8,836,162      22,227,918      17,308,559
       General and Administrative                      957,534       1,048,092       1,916,398       2,005,240
       Depreciation                                    277,984         344,454         611,631         687,309
                                                  ------------    ------------    ------------    ------------
                                                    13,199,510      10,228,708      24,755,947      20,001,108
                                                  ------------    ------------    ------------    ------------

       OPERATING INCOME (LOSS)                         259,142        (338,992)       (381,708)     (1,211,557)

OTHER INCOME (EXPENSE)
       Interest Income                                   7,080           8,541          14,468          17,153
       Interest Expense                               (409,225)       (409,032)       (806,995)       (776,577)
       Minority Interest                                 2,116           1,612           4,600           3,492
       Foreign Exchange Transaction Gain (Loss)         85,996         113,690          61,853          (5,964)
       Miscellaneous Income (Expense)                   (2,331)         21,241          27,611          50,200
                                                  ------------    ------------    ------------    ------------
                                                      (316,364)       (263,948)       (698,463)       (711,696)
                                                  ------------    ------------    ------------    ------------

       NET INCOME (LOSS)                          $    (57,222)   $   (602,940)   $ (1,080,171)   $ (1,923,253)
                                                  ============    ============    ============    ============

Basic and Diluted Net Income (Loss)
  per Common Share                                $      (0.01)   $      (0.03)   $      (0.05)   $      (0.08)
                                                  ============    ============    ============    ============

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                      22,731,994      22,731,994      22,731,994      22,731,994
                                                  ============    ============    ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

                             COMMON STOCK          ADDITIONAL
                     --------------------------     PAID-IN       ACCUMULATED
                        SHARES        AMOUNT        CAPITAL         DEFICIT          TOTAL
                     -----------   ------------   ------------   ------------    ------------
DECEMBER 31, 2003     22,431,994   $  2,243,199   $ 36,512,206   $(16,557,704)   $ 22,197,701

   Net Loss                   --             --             --     (1,080,171)     (1,080,171)
                      ----------   ------------   ------------   ------------    ------------

JUNE 30, 2004         22,431,994   $  2,243,199   $ 36,512,206   $(17,637,875)   $ 21,117,530
                      ==========   ============   ============   ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                            --------------------------
                                                                                 2004          2003
                                                                            -------------  -----------
OPERATING ACTIVITIES
      Net Loss                                                              $(1,080,171)   $(1,923,253)
      Adjustments to Reconcile Net Loss
        To Net Cash Provided by Operating Activities:
            Depreciation                                                        611,631        687,309
            (Decrease) Increase in Deferred Revenue                             (12,356)         4,180
            Unrealized Gain on Natural Gas Options                             (123,100)            --
      Changes in Operating Assets and Liabilities:
            Increase in Trade Receivables                                      (476,612)      (949,285)
            Decrease in Inventories                                              19,871         61,763
            Decrease (Increase) in Other Assets                                  (7,312)       140,387
            Increase in Accounts Payable and Accrued Liabilities              1,069,571      1,859,371
            Increase in Accrued Interest                                        411,241        520,789
            Increase in Accrued Liabilities in Saudi Arabia                     109,520         20,153
      Other                                                                     (12,870)        (3,491)
                                                                            -----------    -----------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                           509,413        417,923
                                                                            -----------    -----------

INVESTING ACTIVITIES
      Additions to Al Masane Project                                           (212,585)      (111,273)
      Additions to Refinery Plant, Pipeline and Equipment                      (278,301)       (59,579)
      (Additions to) Reduction in Mineral Properties in the United States           543           (248)
                                                                            -----------    -----------

            NET CASH USED IN INVESTING ACTIVITIES                              (490,343)      (171,100)
                                                                            -----------    -----------

FINANCING ACTIVITIES
      Additions to Notes Payable and Long-Term Obligations                           53         10,288
      Reduction of Notes Payable and Long-Term Obligations                      (34,502)      (322,151)
                                                                            -----------    -----------

            NET CASH USED IN FINANCING ACTIVITIES                               (34,449)      (311,863)
                                                                            -----------    -----------

NET DECREASE IN CASH                                                            (15,379)       (65,040)

CASH AT BEGINNING OF PERIOD                                                     177,716        319,171
                                                                            -----------    -----------

CASH AT END OF PERIOD                                                       $   162,337    $   254,131
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

2. INVENTORIES

      Inventories include the following:

                        JUNE 30, 2004   DECEMBER 31, 2003
                        -------------   -----------------
Refined products          $ 636,610         $ 656,481
                          =========         =========

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 2004, current cost exceeded LIFO value by approximately $329,000. At December 31, 2003, current cost exceeded the LIFO value by approximately $256,000.

3. NET INCOME (LOSS) PER COMMON SHARE

      The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003, respectively.

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                       ------------------------    ----------------------
                                          2004          2003           2004        2003
                                       ----------    ----------    ----------    --------
Net Loss                               $      (57)   $     (603)   $   (1,080)   $ (1,923)
                                       ==========    ==========    ==========    ========

Weighted Average Shares Outstanding:
      Basic and Diluted                    22,732        22,732        22,732      22,732
                                       ==========    ==========    ==========    ========

Net Loss Per Share:
      Basic and Diluted                $    (0.01)   $    (0.03)   $    (0.05)   $  (0.08)
                                       ==========    ==========    ==========    ========

      In the three and six months ended June 30, 2004 and 2003, options for 445,000 shares and 810,000, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

      As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED JUNE 30, 2004     REFINING        MINING           TOTAL
--------------------------------     --------        ------           -----
Revenue from external customers   $ 13,458,652    $         --    $ 13,458,652
Depreciation                           277,882             102         277,984
Operating income (loss)                402,378        (143,236)        259,142

Total assets                      $ 13,047,388    $ 40,083,865    $ 53,131,253

THREE MONTHS ENDED JUNE 30, 2003      REFINING       MINING            TOTAL
--------------------------------      --------       ------            -----
Revenue from external customers   $  9,889,716    $         --    $  9,889,716
Depreciation                           343,980             474         344,454
Operating loss                        (226,497)       (112,495)       (338,992)

Total assets                      $ 16,151,182    $ 39,635,512    $ 55,786,694

SIX MONTHS ENDED JUNE 30, 2004      REFINING         MINING            TOTAL
------------------------------      --------         ------            -----
Revenue from external customers   $ 24,374,239    $         --    $ 24,374,239
Depreciation                           611,427             204         611,631
Operating loss                         (61,035)       (320,673)       (381,708)

SIX MONTHS ENDED JUNE 30, 2003      REFINING          MINING           TOTAL
------------------------------      --------          ------           -----
Revenue from external customers   $ 18,789,551    $         --    $ 18,789,551
Depreciation                           686,361             948         687,309
Operating loss                        (985,084)       (226,473)     (1,211,557)

      Information regarding foreign operations for the three and six months ended June 30, 2004 and 2003 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                       THREE MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30,            JUNE 30,
                       -----------------   -----------------
                        2004      2003      2004      2003
                        ----      ----      ----      ----
REVENUES
       United States   $12,675   $ 9,838   $23,298   $18,550
       Mexico              784        52     1,076       240
       Saudi Arabia         --        --        --        --
                       -------   -------   -------   -------
                       $13,459   $ 9,890   $24,374   $18,790
                       =======   =======   =======   =======

LONG-LIVED ASSETS
       United States   $ 5,241   $ 6,085
       Mexico            4,392     4,750
       Saudi Arabia     38,809    38,361
                       -------   -------
                       $48,442   $49,196
                       =======   =======

5. LEGAL PROCEEDINGS

      South Hampton, together with several other companies, is presently a defendant in three lawsuits filed by former employees of South Hampton and other refineries. The suits primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment. The plaintiffs claim the defendant companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. In October 2003, a motion for a summary judgment was granted to South Hampton for a previous lawsuit and in July 2004, the plaintiff in another previous lawsuit dismissed South Hampton from the lawsuit due to a lack of connection with the plaintiff. South Hampton is vigorously defending itself against these claims and believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

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

      On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On December 13, 2001, the TCEQ notified South Hampton that it found several violations of its rules during a record review in October 2001 and proposed a settlement of $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900.

      On April 11, 2003, the TCEQ reduced the proposed penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ in June, October, and November 2003 and June 2004. South Hampton believes the original proposed penalties and the additional allegations are greatly overstated and intends to continue to vigorously defend itself against these allegations, the proposed penalties and proposed corrective actions. Management believes the penalties will be settled for amounts less than those proposed. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

      On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. See Note 8.

6. LONG-TERM DEBT

      The Company has an interest-free loan of $11,000,000 from the Saudi Arabia Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments has been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company's "movable and immovable" assets in Saudi Arabia.

      South Hampton entered into a $3.25 million revolving credit agreement with a bank in September 1999, which terminated on June 15, 2003. On July 29, 2003 a Purchase and Sale Agreement was negotiated with the same bank whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank has agreed to purchase up to $4.5 million of invoices. The initial proceeds of the agreement were used to retire the revolving credit agreement in 2003. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. At June 30, 2004, approximately $4,260,000 of receivables had been sold and, due to the revolving nature of the agreement, also remained outstanding. The agreement restricts the payment of any dividends to the Company by South

      Hampton to an amount which does not exceed $50,000 a month, provided that South Hampton is not in default under the agreement. The agreement is collateralized by a security interest in South Hampton's accounts receivable and inventory. At June 30, 2004, South Hampton was in compliance with these provisions.

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

      At June 30, 2004, Coin had two loans payable to Mexican banks in the outstanding principal amounts of $1,111,948 and $2,023,371. The first loan is payable in monthly payments through October 2004 and the second loan is payable in quarterly payments through March 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.36% at June 30, 2004). Both loans are collateralized by all of the assets of Coin, including the plant located near Veracruz. At June 30, 2004, Coin was in default of the loan covenants under both loans as a result of not having made its monthly and quarterly payments. As a result, the loans are classified as current in the financial statements. Unpaid interest on the two loans of $817,586 and $2,233,210, respectively, are included in Accrued Interest at June 30, 2004. As discussed in Notes 5 and 8, the creditor of the first loan initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities on February 23, 2004.

      At June 30, 2004, the Company has a liability to its President and Chief Executive Officer of approximately $1,168,000 for accrued salary and termination benefits, a loan payable to him of $53,000 and a loan payable to his wife of $100,000. There are also loans payable to two stockholders of the Company of $465,000 and $100,000.

7. DERIVATIVE INSTRUMENTS

      Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133, as amended, was adopted by the Company on January 1, 2001 and SFAS No. 149 was adopted on June 30, 2003.

      South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, the fuel needed to operate the plant. These derivative agreements are not designated as hedges. In 2001 and 2002, South Hampton entered into three commodity swap agreements to limit the effect of significant fluctuations in natural gasoline prices. The last of these agreements expired in January 2003. In March and April 2003, two new agreements were entered into with the last agreement expiring on July 31, 2003. The effect of these agreements was to limit South Hampton's exposure by fixing the natural gasoline price of a portion of its feedstock purchases over the term of the agreements. The agreements covered approximately 20% to 40% of the average monthly feedstock requirements. During the fourth quarter of 2003, South Hampton entered into option contracts for the purchase and sale of natural gas. These contracts expire in September 2004 and March 2005 and cover approximately 72% of the average monthly fuel requirements. In the first quarter of 2004, South Hampton entered into five feedstock swap agreements that expire through June 2004. In the second quarter of 2004, South Hampton entered into five feedstock swap agreements and ten option contracts for the purchase and sale of natural gas that expire through March 2005. For the six months ended June 30, 2004 and 2003, the net realized gain from the derivative agreements was $506,270 and $89,300, respectively. There was an estimated unrealized gain for the six months ended June 30, 2004 and 2003 of approximately $123,000 and $18,000, respectively.

NOTE 8 - COIN ASSETS SUBJECT TO FORECLOSURE

      A creditor of Coin initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor. The court order required legal transfer of the assets to the creditor within three days, however, the transfer has yet to occur and the Company, management of Coin and Coin's legal counsel are unable to determine a date certain for the legal transfer of ownership. As a result, the consolidated financial statements do not include any adjustments that may result. The following summarizes the proforma effect of the foreclosure on the June 30, 2004 consolidated financial statements:

                                                                                   PRO FORMA
                                                  AS REPORTED      PRO FORMA        ADJUSTED
                                                 JUNE 30, 2004    ADJUSTMENT     JUNE 30, 2004
                                                 -------------    ----------     -------------
ASSETS
Current assets                                   $  4,086,417    $         --    $  4,086,417
Refinery plan, pipeline and equipment, net          8,421,768      (4,392,436)      4,029,332
Other Assets                                       40,623,068              --      40,623,068
                                                 ------------    ------------    ------------
  Total assets                                   $ 53,131,253    $ (4,392,436)   $ 48,738,817
                                                 ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                              $ 31,029,180    $ (1,929,534)   $ 29,099,646
Deferred revenue                                      154,187              --         154,187
Minority interest in consolidated subsidiaries        830,356              --         830,356
Stockholders' equity                               21,117,530      (2,462,902)     18,654,628
                                                 ------------    ------------    ------------
  Total liabilities and stockholders' equity     $ 53,131,253    $ (4,392,436)   $ 48,738,817
                                                 ============    ============    ============

Revenues                                         $ 24,374,239    $         --    $ 24,374,239
Operating costs and expenses                       24,755,947              --      24,755,947
                                                 ------------    ------------    ------------
  Operating loss                                     (381,708)             --        (381,708)
Other income (expense)                               (698,463)     (2,462,902)     (3,161,365)
                                                 ------------    ------------    ------------
Loss before income taxes                           (1,080,171)     (2,462,902)     (3,543,073)
Income tax expense                                         --              --              --
                                                 ------------    ------------    ------------
  Net loss                                       $ (1,080,171)   $ (2,462,902)   $ (3,543,073)
                                                 ============    ============    ============

Basic and diluted net loss per common share      $      (0.05)   $      (0.11)   $      (0.16)
                                                 ============    ============    ============

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

      SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. During 2003, the Company experienced tighter margins resulting from the rise in feedstock prices. These prices remained at historically high levels throughout 2003, which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices began to fall back to more moderate levels.

      South Hampton obtains its feedstock requirements from a sole source vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton. The equipment purchased by the supplier will remain the property of the supplier who will enter into a ground lease for the land upon which the capital equipment is located. South Hampton and the supplier will also enter into a throughput arrangement whereby South Hampton will agree to throughput product (utilizing the purchased capital equipment) from the supplier at a rate and volume to be negotiated based upon the new agreement with the customer. The terms of both the throughput arrangement and the ground lease with the supplier will be five years. As security for the funds used to purchase the capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the refinery's equipment. A gas sales contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. The supplier is currently the sole provider of the refinery's feedstock supply. At June 30, 2004, South Hampton owed the supplier approximately $6.2 million.

      As mentioned in Note 6, Coin was not in compliance with certain covenants contained in its loan agreements at June 30, 2004, and therefore, its creditors have the right to declare the debt to be immediately due and payable. If this were to occur, Coin would currently be unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. See Note 8 to the consolidated financial statements.

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

      Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,168,000).

      Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund ("SIDF") to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and has requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

RESULTS OF OPERATIONS

      SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2004, total refined product sales (including Coin) increased approximately $3,454,000 or 38%, while the cost of sales (excluding depreciation) increased approximately $3,128,000 or 35% from the same period in 2003. Consequently, the total gross profit margin on product sales in the second quarter of 2004 increased approximately $326,000 or 207% compared to the same period in 2003. The cost of sales and gross profit margin for the quarter ended June 30, 2004 include an estimated unrealized gain of approximately $123,000 on derivative agreements. Coin's sales for the quarter increased approximately $733,000 or 1,411%, while its cost of sales (excluding depreciation) increased approximately $561,000 or 448%. Coin had a positive gross profit margin on product sales in this quarter of approximately $99,000, compared to a negative gross profit margin of approximately $73,000 in the same quarter in 2003.

      In the six months ended June 30, 2004, total refined product sales increased approximately $5,745,000 or 34%, while the cost of sales (excluding depreciation) increased approximately $4,919,000 or 28% from the same period in 2003. Consequently, the total gross profit margin on product sales in the first six months of 2004 increased approximately $826,000 compared to the same period in 2003. The cost of sales and gross profit margin for the six months ended June 30, 2004 include an estimated unrealized gain of approximately $123,000 on derivative agreements. Coin's sales increased approximately $836,000 or 348%, while its cost of sales (excluding depreciation) increased approximately $680,000 or 249%. Coin had a gross profit margin on product sales for the six months of approximately $123,000, compared to a negative gross profit margin of approximately $33,000 for the same period in 2003.

      The first quarter of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs for the Company at an average of $1.01 per gallon, which was above the previous record of $0.99 per gallon in February 2003. With feedstock prices rising rapidly, the Company was unable to raise product prices quickly enough to cover the increased costs resulting in severe losses in January and, to a lesser extent, February. By March, the Company had raised its product prices and adjusted its business to cover the increases, which enabled it to attain a positive cash flow position again. Feedstock prices moderated early in the second quarter but by the end of the quarter the prices were again in the range of $1.00 per gallon. The Company has been able to keep product prices high enough to maintain a positive cash flow and cover the higher fuel gas and transportation costs. Sales demand has remained high during the period even with the constant price increases to the customers. The Company has again entered into derivative agreements to control the sudden price spikes and to provide price protection. Management believes that if the derivative agreements can moderate or slow any changes in the overall cost of feedstock, product prices could be raised over time to avoid the large losses experienced in the past. Generally, approximately 50% of the monthly feedstock requirements are covered at any one time. This ratio cushions the price increases and allows the Company to experience some benefit when the price drops. In the second quarter of 2004, the derivative agreements had a realized gain of approximately $497,000 and an estimated unrealized gain of approximately $123,000 for a total positive effect of approximately $620,000.

      The price of fuel gas, which is the refining operation's largest single expense, continued to be high during the second quarter of 2004 compared to historical levels. The Company has entered into option contracts for fuel gas through the first quarter of 2005, which have been effective so far in minimizing the impact of price fluctuations in the market. The Company has also been able to pass through the price increases as they have occurred.

      The toll processing fee revenue for the second quarter of 2004 of approximately $1,011,000 was an increase of approximately $115,000 or 13% over the fees for the same period in 2003. The toll processing fee revenue for the first six months of 2004 of approximately $1,817,000 was a decrease of approximately $161,000 or 8% under the fees for the same period in 2003. Some of the decrease in this period was caused by the loss of a large customer in the fourth quarter of 2003. The customer's feedstock changed and the Company's equipment was no longer suitable to produce the products needed by the customer. Other large customers are very active and remain on long-term contracts. While there are some fluctuations in the tolling volumes handled, toll processing has developed into a very steady business over the last five years.

      Interest expense increased as the debt of the Company increased due to the rising feedstock prices and inadequate cash flow. Other expenses of the Company remained flat or decreased over the last part of 2003 and in early 2004. The Company's largest supplier of feedstock asked for security on the account because of the large increase in the amounts owed for feedstock purchases over the last nine months. The Company recently negotiated a security agreement with the supplier, which will solidify the supply of feedstock to the Company at favorable terms compared to what is otherwise available in the market. Under the security agreement, the supplier will have a first lien on most of South Hampton's assets.

      Coin restarted production in the first quarter of 2004 after having been shut down during the latter part of 2003 for economic reasons. Coin recently procured a sales contract with the largest user of pentanes in Mexico, which has given the operation sufficient volume to justify operating on a daily basis. Cash flow has been negative, due primarily to start-up costs and the weak exchange value of the dollar versus the peso. The refinery currently continues to move product at a substantial rate into both the Mexican and U.S. markets. The plant facilities of Coin have been foreclosed by a creditor (See Note 8 to the consolidated financial statements).

      MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' shares of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

      The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper and $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2004. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      RESTRICTIONS ON PAYMENT OF DIVIDENDS

      In 2003 South Hampton entered into a Purchase and Sale Agreement with a bank to sell its accounts receivable. The agreement contains restrictions on dividends payable to the Company by South Hampton. (See Note 6 to the consolidated financial statements). Also, in June 2004, South Hampton entered into a Security Agreement and Deed of Trust with its sole supplier of feedstock to secure outstanding debts to the supplier. The Deed of Trust contains a provision to restrict the payment of dividends to the Company by South Hampton to an amount not to exceed $50,000 a month with further provisions on dividend payments to the Company to be effective when a new processing agreement with a large customer is executed and operations have commenced

      ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth the Company's Common Stock repurchases during the three months ended June 30, 2004:

                                                                      (c)                       (d)
                                                             Total Number of Shares      Maximum Number of
                               (a)                (b)         Purchased as Part of     Shares that May Yet be
                         Total Number of     Average Price     Publicly Announced       Purchased Under the
         Period          Shares Purchased    Paid Per Share    Plans or Programs         Plans or Programs
         ------          ----------------    --------------  ----------------------    ----------------------
April 1, 2004 through
   April 30, 2004                       -    $            -                       -                         -

May 1, 2004 through
   May 31, 2004                         -    $            -                       -                         -

June 1, 2004 through
   June 30, 2004                        -    $            -                       -                         -
                         ----------------    --------------  ----------------------     ---------------------
Total                                   -    $            -                       -                         -
                         ================    ==============  ======================     =====================

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

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 3(a)        -    Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to
                  Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 2000 (File No. 0-6247)).

 3(b)        -    Bylaws of the Company, as amended through March 4, 1998
                  (incorporated by reference to Exhibit 3(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

10(a)        -    Contract dated July 29, 1971 between the Company, National
                  Mining Company and Petromin (incorporated by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

10(b)        -    Loan Agreement dated January 24, 1979 between the Company,
                  National Mining Company and the Government of Saudi Arabia
                  (incorporated by reference to Exhibit 10(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

10(c)        -    Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the
                  Company (incorporated by reference to Exhibit 10(c) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(d)        -    Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).*

10(e)        -    Agreement dated March 10, 1988 between Chevron Research
                  Company and South Hampton Refining Company, together with
                  related form of proposed Contract of Sale by and between
                  Chevron Company and South Hampton Refining Company
                  (incorporated by reference to Exhibit 10(g) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10(f)        -    Addendum to the Agreement Relating to AROMAX(R) Process -
                  Second Commercial Demonstration dated June 13, 1989 by and between Chevron Research Company and South Hampton Refining
                  Company (incorporated by reference to Exhibit 10(h) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(g)        -    Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(h)        -    Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(i)        -    Letter Agreement dated August 15, 1995 between Hatem
                  El-Khalidi and the Company (incorporated by reference to
                  Exhibit 10(l) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

10(j)        -    Letter Agreement dated August 24, 1995 between Sheikh Kamal
                  Adham and the Company (incorporated by reference to Exhibit
                  10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(k)        -    Letter Agreement dated October 23, 1995 between Sheikh Fahad
                  Al-Athel and the Company (incorporated by reference to Exhibit
                  10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(l)        -    Letter Agreement dated November 30, 1996 between Sheikh Fahad
                  Al-Athel and the Company (incorporated by reference to Exhibit
                  10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

10(m)        -    Purchase and Sale Agreement/Security Agreement dated July 29,
                  2003 between Southwest Bank of Texas, N.A. and South Hampton
                  Refining Company, together with related Restricted Payments
                  Letter Agreement and Guaranty of Texas Oil & Chemical Co. II,
                  Inc. (incorporated by reference to Exhibit 10(s) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (File No. 0-6247)).

10(n)        -    Equipment Lease Agreement dated November 14, 2003, between
                  Silsbee Trading and Transportation Corp. and South Hampton
                  Refining Company (incorporated by reference to Exhibit 10(o)
                  to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

10(o)        -    Pledge Agreement dated as of May 15, 2001, by Arabian American
                  Development Company, American Shield Refining Company, Fahad
                  Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak
                  (incorporated by reference to Exhibit 10(p) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2003 (File No. 0-6247)).

10(p)        -    Security Agreement and Deed of Trust dated June 1, 2004
                  between South Hampton Refining Company and Martin Operating
                  Partnership, L.P.

24           -    Power of Attorney (set forth on the signature page hereto).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 31.1        -    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

 31.2        -    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

 32.1        -    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

 32.2        -    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2004                   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        ----------------------------------------
                                        (Registrant)

                                        By: /s/ DREW WILSON, JR.
                                            ------------------------------------
                                            Drew Wilson, Jr. Secretary/Treasurer