Form 10-Q
period 2004-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2004-11-15
CIK 7039

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

                            ------------------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [ ]  No [X]

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2004: 22,731,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2004              2003
                                                               --------------    --------------
ASSETS
  CURRENT ASSETS
     Cash                                                      $      163,456    $      177,716
     Trade Receivables, Net                                         3,342,434         2,810,858
     Financial Contracts                                            1,657,294                --
     Inventories                                                    1,475,120           656,481
                                                               --------------    --------------
        Total Current Assets                                        6,638,304         3,645,055

  REFINERY PLANT, PIPELINE AND EQUIPMENT                           19,129,123        18,406,665
     Less: Accumulated Depreciation                               (10,510,827)       (9,659,837)
                                                               --------------    --------------
        Net Refinery Plant, Pipeline and Equipment                  8,618,296         8,746,828

  AL MASANE PROJECT                                                36,441,175        36,165,120
  OTHER INTERESTS IN SAUDI ARABIA                                   2,431,248         2,431,248
  MINERAL PROPERTIES IN THE UNITED STATES                           1,057,989         1,211,674
  OTHER ASSETS                                                        482,587           472,572
                                                               --------------    --------------

        TOTAL ASSETS                                           $   55,669,599    $   52,672,497
                                                               ==============    ==============

LIABILITIES

  CURRENT LIABILITIES

     Accounts Payable                                          $    2,608,530    $    7,587,963
     Accrued Interest                                                 885,383           756,851
     Accrued Liabilities                                            1,083,510           832,236
     Accrued Liabilities in Saudi Arabia                            2,796,142         2,671,840
     Notes Payable                                                 11,025,833        11,025,780
     Notes Payable to Stockholders                                    718,000           718,000
     Current Portion of Long-Term Debt                              1,026,236                --
     Long-term Debt in Default, including accrued interest of
        $3,213,156 and $2,710,806 respectively                      6,369,199         5,880,627
                                                               --------------    --------------

        Total Current Liabilities                                  26,512,833        29,473,297

     LONG-TERM DEBT                                                 5,128,431                --
     DEFERRED REVENUE                                                 189,556           166,543
     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   818,274           834,956

STOCKHOLDERS' EQUITY

   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2004
      and 2003                                                      2,243,199         2,243,199
   ADDITIONAL PAID-IN CAPITAL                                      36,512,206        36,512,206
   ACCUMULATED DEFICIT                                            (15,734,900)      (16,557,704)
                                                               --------------    --------------
         Total Stockholders' Equity                                23,020,505        22,197,701
                                                               --------------    --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   55,669,599    $   52,672,497
                                                               ==============    ==============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                        -------------                  -------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES
    Refined Product Sales                      $ 14,993,334    $  9,679,757    $ 37,551,005    $ 26,492,207
    Processing Fees                                 967,277       1,023,153       2,783,845       3,000,254
                                               ------------    ------------    ------------    ------------
                                                 15,960,611      10,702,910      40,334,850      29,492,461
OPERATING COSTS AND EXPENSES
    Cost of Refined Product
      Sales and Processing                       12,382,652       9,881,694      34,610,570      27,190,253
    General and Administrative                    1,064,118       1,015,639       2,980,516       3,058,379
    Depreciation                                    247,627         344,380         859,258       1,031,689
                                               ------------    ------------    ------------    ------------
                                                 13,694,397      11,241,713      38,450,344      31,280,321
                                               ------------    ------------    ------------    ------------
    OPERATING INCOME (LOSS)                       2,266,214        (538,803)      1,884,506      (1,787,860)

OTHER INCOME (EXPENSE)
    Interest Income                                   6,268           7,367          20,736          24,520
    Interest Expense                               (371,921)       (388,782)     (1,178,916)     (1,165,359)
    Minority Interest                                 3,100           3,988           7,700           7,480
    Foreign Exchange Transaction Gain (Loss)        (28,830)        150,226          33,023         144,262
    Miscellaneous Income (Expense)                   28,142          19,726          55,755         107,426
                                               ------------    ------------    ------------    ------------
                                                   (363,241)       (207,475)     (1,061,702)       (881,671)
                                               ------------    ------------    ------------    ------------
    NET INCOME (LOSS)                          $  1,902,973    $   (746,278)   $    822,804    $ (2,669,531)
                                               ============    ============    ============    ============
Basic and Diluted Net Income (Loss)
  per Common Share                             $       0.08    $      (0.03)   $       0.04    $      (0.12)
                                               ============    ============    ============    ============
Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                   22,731,994      22,731,994      22,731,994      22,731,994
                                               ============    ============    ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   COMMON STOCK        ADDITIONAL
                              -----------------------    PAID-IN        ACCUMULATED
                                SHARES       AMOUNT      CAPITAL          DEFICIT           TOTAL
                              ----------   ----------  -----------      ------------     -----------
DECEMBER 31, 2003             22,431,994   $2,243,199  $36,512,206      $(16,557,704)    $22,197,701
   Net Income                         --           --           --           822,804         822,804
                              ----------   ----------  -----------      ------------     -----------
SEPTEMBER 30, 2004            22,431,994   $2,243,199  $36,512,206      $(15,734,900)    $23,020,505
                              ==========   ==========  ===========      ============     ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
OPERATING ACTIVITIES
  Net Income (Loss)                                                      $    822,804    $ (2,669,531)
  Adjustments to Reconcile Net Income (Loss)
    To Net Cash Provided by Operating Activities:

     Depreciation                                                             859,258       1,031,689
     (Decrease) Increase in Deferred Revenue                                   23,013         (11,749)
     Unrealized Gain on Financial Contracts                                (1,657,294)             --
     Minority Interest/Other                                                  (16,682)         (7,481)
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Trade Receivables                                (531,576)      2,128,246
     (Increase) Decrease in Inventories                                      (818,639)        338,817
     (Increase) Decrease in Other Assets                                      (10,015)         31,069
     Increase in Accounts Payable and Accrued Liabilities                   1,293,330       2,357,496
     Increase in Accrued Interest                                             630,882         737,340
     Increase in Accrued Liabilities in Saudi Arabia                          124,302          30,443
                                                                         ------------    ------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                719,383       3,966,339
                                                                         ------------    ------------

INVESTING ACTIVITIES

  Additions to Al Masane Project                                             (276,055)       (175,487)
  Additions to Refinery Plant, Pipeline and Equipment                        (593,850)       (118,750)
  (Additions to) Reduction in Mineral Properties in the United States         153,685             (20)
                                                                         ------------    ------------

     NET CASH USED IN INVESTING ACTIVITIES                                   (716,220)       (294,257)
                                                                         ------------    ------------

FINANCING ACTIVITIES

  Reduction of Notes Payable and Long-Term Obligations                        (17,423)     (3,788,229)
                                                                         ------------    ------------

     NET CASH USED IN FINANCING ACTIVITIES                                    (17,423)     (3,788,229)
                                                                         ------------    ------------

NET DECREASE IN CASH                                                          (14,260)       (116,147)

CASH AT BEGINNING OF PERIOD                                                   177,716         319,171
                                                                         ------------    ------------

CASH AT END OF PERIOD                                                    $    163,456    $    203,024
                                                                         ============    ============

NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment with capital lease                              $    136,876    $         --
                                                                         ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2003 Annual Report on Form 10-K.

      These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Refining Company"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 93% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products refining company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Refining Company and its subsidiaries constitute the Company's Specialty Petrochemicals or Refining Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2.    INVENTORIES

      Inventories include the following:

                                                             SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                             ------------------    -----------------
Feedstock                                                    $          764,888    $              --
Refined products                                                        710,232              656,481
                                                             ------------------    -----------------
                                                             $        1,475,120    $         656,481
                                                             ==================    =================

      Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States, and on the average cost method, or market, for inventory held in Mexico. At September 30, 2004, current cost exceeded LIFO value by approximately $432,000. At December 31, 2003, current cost exceeded the LIFO value by approximately $256,000.

3.    NET INCOME (LOSS) PER COMMON SHARE

      The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003, respectively.

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                     -----------------------    -----------------------
                                                        2004         2003          2004         2003
                                                     ----------   ----------    ----------   ----------
Net Income (Loss)                                    $    1,903   $     (746)   $      823   $   (2,670)
                                                     ==========   ==========    ==========   ==========
Weighted Average Shares Outstanding:
      Basic and Diluted                                  22,732       22,732        22,732       22,732
                                                     ==========   ==========    ==========   ==========
Net Loss Per Share:
      Basic and Diluted                              $     0.08   $    (0.03)   $     0.04   $    (0.12)
                                                     ==========   ==========    ==========   ==========

      For the three and nine months ended September 30, 2004 and 2003, options for 400,000 shares and 445,000, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4.    SEGMENT INFORMATION

      As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

  THREE MONTHS ENDED SEPTEMBER 30, 2004                REFINING        MINING          TOTAL
  -------------------------------------              ------------   ------------    -----------
Revenue from external customers                      $ 15,960,611   $         --    $15,960,611
Depreciation                                              247,525            102        247,627
Operating income (loss)                                 2,422,083       (155,869)     2,266,214

Total assets                                         $ 15,673,677   $ 39,995,922    $55,669,599

  THREE MONTHS ENDED SEPTEMBER 30, 2003                REFINING        MINING            TOTAL
  -------------------------------------                --------        ------            -----
Revenue from external customers                      $ 10,702,910   $         --     $  10,702,910
Depreciation                                              343,906             474          344,380
Operating loss                                           (437,617)       (101,186)        (538,803)

Total assets                                         $ 12,576,481    $ 39,692,618    $  52,269,099

  NINE MONTHS ENDED SEPTEMBER 30, 2004                 REFINING        MINING           TOTAL
  ------------------------------------               ------------   ------------     -----------
Revenue from external customers                      $ 40,334,850   $         --     $40,334,850
Depreciation                                              858,952            306         859,258
Operating income (loss)                                 2,361,048       (476,542)      1,884,506

  NINE MONTHS ENDED SEPTEMBER 30, 2003                 REFINING        MINING            TOTAL
  ------------------------------------               ------------   ------------     -------------
Revenue from external customers                      $ 29,492,461   $         --     $  29,492,461
Depreciation                                            1,030,267          1,422         1,031,689
Operating loss                                         (1,459,761)      (328,099)       (1,787,860)

      Information regarding foreign operations for the three and nine months ended September 30, 2004 and 2003 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                           -------------------   -------------------
                                             2004       2003       2004       2003
                                           --------   --------   --------   --------
REVENUES
   United States                           $ 14,895   $  9,806   $ 38,193   $ 28,355
   Mexico                                     1,066        897      2,142      1,137
   Saudi Arabia                                  --         --         --         --
                                           --------   --------   --------   --------
                                           $ 15,961   $ 10,703   $ 40,335   $ 29,492
                                           ========   ========   ========   ========
LONG-LIVED ASSETS
   United States                           $  5,371   $  5,600
   Mexico                                     4,305      4,654
   Saudi Arabia                              38,872     38,425
                                           --------   --------
                                           $ 48,548   $ 48,679
                                           ========   ========

5.    LEGAL PROCEEDINGS

      South Hampton is involved in a number of lawsuits. Three of the lawsuits have been filed by former employees, two alleging asbestos exposure and a third alleging unsafe working conditions causing injury. The dates of alleged exposure or injury range from 1961 to 2002. The settlement offers in the asbestos claims range from $2,500 to $100,000 and the demands by the plaintiffs range from $35,000 to $200,000. No trial date has been set in one, and in another suit the trial date has been changed several times but currently stands at January 2005. The third suit was settled for $60,000 in October 2004 with the settlement paid by the insurance carrier. South Hampton, along with about 70 other parties, is also a defendant in seven lawsuits filed in Madison County, Illinois by plaintiffs alleging that the defendant companies engaged in the business of manufacturing, selling and/or distributing benzene in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton has no known connection with any of the plaintiffs. An additional similar suit was dropped by the plaintiff in July 2004 for lack of connection with the defendant. The consolidated financial statements contain a provision for estimated legal expenses in conjunction with the lawsuits. There are no assurances that the amounts required for defense will not be different than the amounts accrued.

      In August 1997, the Texas Commission on Environmental Quality ("TCEQ") notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its refinery operations into compliance. The violations relate to various air and water quality issues. On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On April 11, 2003, the TCEQ reduced the proposed penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ in June, October, and November 2003 and June 2004. South Hampton believes the original proposed penalties and the additional allegations are greatly overstated and intends to continue to vigorously defend itself against these allegations, the proposed penalties, and certain of proposed corrective actions. All corrective actions that South Hampton agreed were appropriate were completed timely and in accordance with TCEQ recommendations. Management believes the penalties will be settled for amounts less than those proposed and has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement. The most recent previous settlement with the TCEQ was dated December 13, 2001. The TCEQ notified South Hampton that it had found several violations of its rules during a record review in October 2001 and proposed a settlement of $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900. It cannot be assumed, however, that the current outstanding proposed penalty can be resolved in the same proportion as this previous settlement.

      On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. Coin continues to operate the plant and due to the vagaries of Mexican law, the final disposition and timing of the court action is undetermined at this time. See Note 8.

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

      On July 29, 2003, a Purchase and Sale Agreement was negotiated with a bank whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank agreed to purchase up to $4.5 million of invoices. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. In July 2004, the limit of purchases was raised to $6.0 million by the bank. At September 30, 2004, approximately $4,457,000 of receivables had been sold and, due to the revolving nature of the agreement, also remained outstanding. The agreement restricts the payment of any dividends to the Company by South Hampton to an amount not to exceed $50,000 a month, provided that South Hampton is not in default under the agreement. The agreement is collateralized by a security interest in South Hampton's accounts receivable. At September 30, 2004, South Hampton was in compliance with the provisions of the agreement.

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

      A contract was signed on June 1, 2004 between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1.0 million of the balance of approximately $6.0 million has been classified as current at September 30, 2004. The supplier is currently the sole provider of the refinery's feedstock supply.

      On August 1, 2004, South Hampton entered into a $164,523 capital lease with Silsbee Trading and Transportation for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term. At September 30, 2004, approximately $25,000 represents interest, resulting in a present value of $136,876 of which $26,536 is classified as current.

      At September 30, 2004, Coin had two loans payable to Mexican banks in the outstanding principal amounts of $1,111,948 and $2,044,096. The first loan was payable in monthly payments through October 2004 and the second loan is payable in quarterly payments through March 2007. The first loan bears interest at 5% and the second loan bears interest at the LIBOR rate plus seven points (LIBOR was 1.84% at September 30, 2004). Both loans are collateralized by all of the assets of Coin, including the plant located near Coalzacoalcos. At September 30, 2004, Coin was in default of the loan covenants under both loans as a result of not having made its monthly and quarterly payments. As a result, the loans are classified as current in the financial statements. Unpaid interest on the two loans consists of $875,006 and $2,338,150, respectively, at September 30, 2004. As discussed in Notes 5 and 8, the creditor of the first loan initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities on February 23, 2004. Coin continues to operate the plant and due to the vagaries of Mexican law, the final disposition and timing of the court action is undetermined at this time. The debt is secured solely by the assets of Coin and there are no cross collateralization or guarantee agreements with other Refining Company subsidiaries.

      At September 30, 2004, the Company has a liability to its President and Chief Executive Officer of approximately $1,182,000 for accrued salary and termination benefits, a loan payable to him of $53,000 and a loan payable to his wife of $100,000. There are also loans payable to two stockholders of the Company of $465,000 and $100,000.

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

      On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstocks and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feed volumes to the refinery for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. The Company had approximately 29 option contracts outstanding as of September 30, 2004 covering various natural gas price movement scenarios through March of 2005 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, the Company had committed to 18 financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through March of 2005. For the nine months ended September 30, 2004, the net realized gain from the derivative agreements was $685,844 as compared with a net loss of $71,492 during the same period in 2003. There was an estimated unrealized gain for the nine months ended September 30, 2004 and 2003 of approximately $1,657,294 and $0, respectively.

NOTE 8 - COIN ASSETS SUBJECT TO FORECLOSURE

      A creditor of Coin initiated a mortgage foreclosure proceeding that resulted in a court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor. The court order required legal transfer of the assets to the creditor within three days, however, the transfer has yet to occur and the Company, management of Coin and Coin's legal counsel are unable to determine a date certain for the legal transfer of ownership. As a result, the consolidated financial statements do not include any adjustments that may result. The following summarizes the proforma effect of the foreclosure on the September 30, 2004 consolidated financial statements:

                                                                                        PRO FORMA
                                                      AS REPORTED                        ADJUSTED
                                                     SEPTEMBER 30,     PRO FORMA      SEPTEMBER 30,
                                                         2004          ADJUSTMENT         2004
                                                     -------------     ---------      -------------
ASSETS
Current assets                                       $   4,981,010    $          -    $   4,981,010
Refinery plant, pipeline and equipment, net              8,618,296      (4,305,436)       4,312,860
Other assets                                            42,070,293               -       42,070,293
                                                     -------------    ------------    -------------
  Total assets                                       $  55,669,599    $ (4,305,436)   $  51,364,163
                                                     =============    ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                  $  26,512,833    $ (1,986,954)   $  24,525,879
Long-term debt                                           5,128,431                        5,128,431
Deferred revenue                                           189,556               -          189,556
Minority interest in consolidated subsidiaries             818,274               -          818,274
Stockholders' equity                                    23,020,505      (2,318,482)      20,702,023
                                                     -------------    ------------    -------------
   Total liabilities and stockholders' equity        $  55,669,599    $ (4,305,436)   $  51,364,163
                                                     =============    ============    =============

Revenues                                             $  40,334,850    $          -    $  40,334,850
Operating costs and expenses                            38,450,344               -       38,450,344
                                                     -------------    ------------    -------------
  Operating income                                       1,884,506               -        1,884,506
Other income (expense)                                  (1,061,702)     (2,318,482)      (3,380,184)
                                                     -------------    ------------    -------------
Income (loss) before income taxes                          822,804      (2,318,482)      (1,495,678)
Income tax expense                                               -               -                -
                                                     -------------    ------------    -------------
  Net income (loss)                                  $     822,804    $ (2,318,482)   $  (1,495,678)
                                                     =============    ============    =============

Basic and diluted net income (loss) per common
share                                                $        0.04    $      (0.10)   $       (0.07)
                                                     =============    ============    =============

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

      SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed substantially all of the Company's internally generated cash flows from operating activities and its primary sources of revenue are the specialty products refineries owned and operated by South Hampton near Silsbee, Texas and by Coin in Mexico. After a difficult year in 2000, the decline of feedstock prices in early 2001 returned the Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. During 2003, the Company experienced tighter margins resulting from the rise in feedstock prices. These prices remained at historically high levels throughout 2003, which, coupled with slow demand, resulted in operating losses for the segment in 2003. Feedstock prices continued to steadily climb in 2004 but demand increased and product prices were raised to stay ahead of the escalating costs resulting in a positive cash flow position year to date. The hedging program has contributed significantly to the results (see Note 7 to the consolidated financial statements.)

      South Hampton obtains its feedstock requirements from a sole source vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton. The equipment purchased by the supplier will remain the property of the supplier who will enter into a ground lease for the land upon which the capital equipment is located. South Hampton and the supplier will also enter into a throughput arrangement whereby South Hampton will agree to throughput product (utilizing the purchased capital equipment) from the supplier at a rate and volume to be negotiated based upon the new agreement with the customer. The terms of both the throughput arrangement and the ground lease with the supplier will be five years. As security for the funds used to purchase the capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the refinery's equipment. A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at September 30, 2004. The supplier is currently the sole provider of the refinery's feedstock supply. At September 30, 2004, South Hampton owed the supplier approximately $6.0 million.

      On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.

      As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at September 30, 2004, and therefore, its creditors have the right to declare the debt to be immediately due and payable. If this were to occur, Coin would currently be unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. See Note 8 to the consolidated financial statements. Coin continues to operate the plant and due to the vagaries of Mexican law, the final disposition and timing of the court action is undetermined at this time. Management intends to continue such operation until that option is no longer legally available to the Company. The debt is secured solely by the assets of Coin and there are no cross collateralization or guarantee agreements with other Refining Company subsidiaries.

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

      The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. The mining code has been revised and was recently approved by the Council of Ministers, and is expected to be issued by Royal Decree by the end of the year.

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

      Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,182,000).

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

      The Company's mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company's ownership interest in Pioche to approximately 55.01%.

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

RESULTS OF OPERATIONS

      SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2004, total refined product sales (including Coin) increased approximately $5,314,000 or 55%, while the cost of sales (excluding depreciation) increased approximately $2,501,000 or 25% from the same period in 2003. Consequently, the total gross profit margin on product sales in the third quarter of 2004 increased approximately $2,812,000 or 1393% compared to the same period in 2003. Coin's sales for the quarter increased approximately $168,000 or 19%, while its cost of sales (excluding depreciation) decreased approximately $80,000 or 8%. Coin had a positive gross profit margin on product sales in this quarter of approximately $160,000, compared to a negative gross profit margin of approximately $89,000 in the same quarter in 2003.

      In the nine months ended September 30, 2004, total refined product sales increased approximately $11,059,000 or 42%, while the cost of sales (excluding depreciation) increased approximately $7,420,000 or 27% from the same period in 2003. Consequently, the total gross profit margin on product sales in the first nine months of 2004 increased approximately $3,638,000 or 521% compared to the same period in 2003. The cost of sales and gross profit margin for the nine months ended September 30, 2004 include an estimated unrealized gain of approximately $1,657,000 on the derivative agreements. Coin's sales increased approximately $1,004,000 or 88%, while its cost of sales (excluding depreciation) increased approximately $600,000 or 48%. Coin had a gross profit margin on product sales for the nine months of approximately $282,000, compared to a negative gross profit margin of approximately $122,000 for the same period in 2003.

      The first quarter of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs for the Company and, with feedstock prices rising rapidly, the Company was unable to raise product prices quickly enough to cover the increased costs resulting in severe losses in January and, to a lesser extent, February. By March, the Company had raised its product prices and adjusted its business to cover the increases, which enabled it to attain a positive cash flow position again. Feedstock prices moderated early in the second quarter but by the end of the quarter and throughout the third quarter the prices were again on the upswing. The Company has been able to keep product prices high enough to maintain a positive cash flow and cover the higher fuel gas and transportation costs. Sales demand has remained high during the period even with the constant price increases to the customers. The Company has again entered into derivative agreements to control the sudden price spikes and to provide price protection. Management believes that if the derivative agreements can moderate or slow any changes in the overall cost of feedstock, product prices can be raised over time to avoid the large losses experienced in the past. Generally, approximately 50% of the monthly feedstock requirements are covered at any one time. This ratio cushions the price increases and allows the Company to experience some benefit when the price drops. In the third quarter of 2004, the natural gasoline derivative agreements had a realized gain of approximately $140,500 and an estimated unrealized gain of approximately $1,373,400 for a total positive effect of approximately $1,513,900.

      The price of natural gas (fuel gas), which is the refining operation's largest single expense, continued to be high during the third quarter of 2004 compared to historical levels. The Company has entered into option contracts for fuel gas through the first quarter of 2005, which have been effective so far in helping minimize the impact of price fluctuations in the market. The Company has also been able to pass through the price increases as they have occurred. In the third quarter of 2004, the natural gas derivative agreements had a realized gain of approximately $39,000 and an estimated unrealized gain of approximately $161,000 for a total positive effect of approximately $200,000.

      The toll processing fee revenue for the third quarter of 2004 of approximately $967,000 was a decrease of approximately $56,000 or 5% under the fees for the same period in 2003. The toll processing fee revenue for the first nine months of 2004 of approximately $2,784,000 was a decrease of approximately $216,000 or 7% under the fees for the same period in 2003. Some of the decrease in fees was caused by the loss of a customer in the fourth quarter of 2003. The customer's feedstock changed and the Company's equipment was no longer suitable to produce the products needed by the customer. Other customers are very active and remain on long-term contracts. While there are some fluctuations in the tolling volumes handled, toll processing has developed into a very steady business over the last five years. Toll processing fees are expected to rise in the second half of 2005 as contract negotiations are nearly complete for expanded facilitates for one of the major customers. The contract is expected to be signed prior to the end of 2004 with the expanded operations to commence within eight months of the signing of the agreement.

      Interest expense increased as the debt of the Company increased due to the rising feedstock prices and inadequate cash flow. Other expenses of the Company remained flat or decreased during the first nine months of 2004. The Company's largest supplier of feedstock asked for security on the account because of the large increase in the amounts owed for feedstock purchases. While the volume of feedstocks purchased has remained relatively consistent, the significant price changes in the petroleum markets have increased the dollar amount of such purchases. The Company negotiated a security agreement with the supplier, which has solidified the supply of feedstock to the Company at favorable terms compared to what is otherwise available in the market. Under the security agreement, the supplier has a first lien on most of South Hampton's assets.

      Coin restarted production in the first quarter of 2004 after having been shut down during the latter part of 2003 for economic reasons. Coin recently procured a sales contract with the largest user of pentanes in Mexico, which has given the operation sufficient volume to justify operating on a daily basis. Cash flow was negative in the first half of the year, due primarily to start-up costs and the weak exchange value of the dollar versus the peso. The refinery currently continues to move product at a substantial rate into both the Mexican and U.S. markets. The plant facilities of Coin have been foreclosed by a creditor (See Note 8 to the consolidated financial statements). Coin continues to operate the plant and due to the vagaries of Mexican law, the final disposition and timing of the court action is undetermined at this time. Management intends to continue such operation until that option is no longer legally available to the Company.

      MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' shares of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

      The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2004, are $1.04 per pound for copper and $.60 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2004. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company's Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information about the Company's Common Stock repurchases during the three months ended September 30, 2004:

                                                                               (c)                       (d)
                                      (a)                            Total Number of Shares       Maximum Number of
                                Total Number of         (b)           Purchased as Part of      Shares that May Yet be
                                    Shares         Average Price       Publicly Announced        Purchased Under the
Period                             Purchased       Paid Per Share       Plans or Programs         Plans or Programs
-----------------------------   ---------------    --------------    ----------------------     ----------------------
 July 1, 2004 through
   July 31, 2004                       --          $           --                        --                         --

 August 1, 2004 through
   August 31, 2004                     --          $           --                        --                         --

 September 1, 2004 through
   September 30, 2004                  --          $           --                        --                         --
                                ---------          --------------    ----------------------     ----------------------
 Total                                 --          $           --                        --                         --
                                =========          ==============    ======================     ======================

      RESTRICTIONS ON PAYMENT OF DIVIDENDS

In 2003 South Hampton entered into a Purchase and Sale Agreement with a bank to sell its accounts receivable. The agreement contains restrictions on dividends payable to the Company by South Hampton. (See Note 6 to the consolidated financial statements). Also, in June 2004, South Hampton entered into a Security Agreement and Deed of Trust with its sole supplier of feedstock to secure outstanding debts to the supplier. The Deed of Trust contains a provision to restrict the payment of dividends to the Company by South Hampton to an amount not to exceed $50,000 a month with further provisions on dividend payments to the Company to be effective when a new processing agreement with a large customer is executed and operations have commenced.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      NONE.

ITEM 5. OTHER INFORMATION.

      A shareholder of the Company who is interested in submitting a proposal for inclusion in the Company's proxy materials for the annual meeting of shareholders, which is tentatively scheduled sometime in May 2005, must submit the proposal to the Company at its principal executive office no later than February 1, 2005. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than February 1, 2005.

ITEM 6. EXHIBITS.

      The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
 3(a)        -   Certificate of Incorporation of the Company as amended through the
                 Certificate of Amendment filed with the Delaware Secretary of State on July
                 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

 3(b)        -    Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

 10(a)       -    Contract dated July 29, 1971 between the Company, National Mining
                  Company and Petromin (incorporated by reference to Exhibit 10(a) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1999
                  (File No. 0-6247)).

 10(b)       -    Loan Agreement dated January 24, 1979 between the Company, National
                  Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

 10(c)       -    Mining Lease Agreement effective May 22, 1993 by and between the
                  Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

 10(d)       -    Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).*

 10(e)       -    Agreement dated March 10, 1988 between Chevron Research Company and
                  South Hampton Refining Company, together with related form of proposed
                  Contract of Sale by and between Chevron Company and South Hampton Refining
                  Company (incorporated by reference to Exhibit 10(g) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
 10(f)       -    Addendum to the Agreement Relating to AROMAX(R) Process - Second
                  Commercial Demonstration dated June 13, 1989 by and between Chevron Research
                  Company and South Hampton Refining Company (incorporated by reference to
                  Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

 10(g)       -    Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the
                  Company (incorporated by reference to Exhibit 10(j) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

 10(h)       -    Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the
                  Company (incorporated by reference to Exhibit 10(k) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

 10(i)       -    Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the
                  Company (incorporated by reference to Exhibit 10(l) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

 10(j)       -    Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).

 10(k)       -    Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(n) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).

 10(l)       -    Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(o) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                  0-6247)).

 10(m)       -    Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South Hampton Refining Company,
                  together with related Restricted Payments Letter Agreement and Guaranty of
                  Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit
                  10(s) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (File No. 0-6247)).

 10(n)       -    Equipment Lease Agreement dated November 14, 2003, between Silsbee
                  Trading and Transportation Corp. and South Hampton Refining Company
                  (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

 10(o)       -    Pledge Agreement dated as of May 15, 2001, by Arabian American
                  Development Company, American Shield Refining Company, Fahad Al-Athel, Hatem
                  El-Khalidi, Ingrid El-Khalidi and Preston Peak (incorporated by reference to
                  Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

10 (p)       -    Security Agreement and Deed of Trust dated June 1, 2004 between South
                  Hampton Refining Company and Martin Operating Partnership, L.P. (incorporated by reference to Exhibit 10p to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 2004 (File No. 0-6247)).

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
10(q)        -    Addendum to Equipment Lease Agreement dated August 1, 2004, between
                  Silsbee Trading and Transportation Corp. and South Hampton Refining Company.

 31.1        -    Certification of Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

 31.2        -    Certification of Chief Financial Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

 32.1        -    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2        -    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2004           ARABIAN AMERICAN DEVELOPMENT COMPANY
                                  ------------------------------------
                                  (Registrant)

                                  By: /s/ NICHOLAS CARTER
                                      -----------------------------
                                      Nicholas Carter Secretary/Treasurer
                                      (Authorized Officer and Principal
                                      Financial Officer)