Form 10-K
period 2004-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2005-04-11
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

(MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of December 31, 2004: 22,731,994.

The aggregate market value on June 30, 2004 of the registrant's voting securities held by non-affiliates was $1,906,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

          No documents are incorporated by reference into this report.

                               TABLE OF CONTENTS

                           ITEM NUMBER AND DESCRIPTION

                                     PART I

ITEM 1.   BUSINESS
           General..............................................................       1
           International Operations.............................................       2
           Competition..........................................................       3
           Environmental Matters................................................       3
           Personnel............................................................       5
           Available Information................................................       5

ITEM 2.   PROPERTIES
           United States Specialty Products Facility............................       5
           Mexico Specialty Products Facility...................................       6
           Saudi Arabia Mining Properties.......................................       7
           United States Mineral Interests......................................      15
           Offices..............................................................      15

ITEM 3.   LEGAL PROCEEDINGS.....................................................      17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................      19

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...................................................      20

ITEM 6.   SELECTED FINANCIAL DATA...............................................      21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
           General..............................................................      21
           Liquidity and Capital Resources......................................      21
           Results of Operations................................................      25
           Critical Accounting Policies.........................................      28

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............      29

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................      30

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...................................      30

ITEM 9A.  CONTROLS AND PROCEDURES...............................................      30

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................       32

ITEM 11.  EXECUTIVE COMPENSATION................................................       33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT........................................................       34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................       36

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................................       37

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......      38

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

United States Activities. The Company's domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the "Petrochemical Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas that is one of the largest manufacturers of pentanes consumed in North America. Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"). Pioche does not conduct any substantial business activities. See Item 2. Properties.

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

Mexico Activities. TOCCO owns approximately 93% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical product company. The facility is located in Coatzacoalcos, on the Yucatan Peninsula. An administrative office is located in Mexico City.

See Item 2. Properties for additional discussions regarding all of the Company's properties and financing of the Al Masane project.

Note 13 to the Consolidated Financial Statements contain information regarding the Company's industry segments and geographic financial information for the years ended December 31, 2004, 2003 and 2002. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's liquidity, capital resources and operating results.

INTERNATIONAL OPERATIONS

A substantial portion of the Company's mineral properties and related interests, and one of its specialty petrochemical facilities, are located in Saudi Arabia and Mexico, respectively. Specific and known risks are discussed in detail in this report; however, the Company's international operations involve additional general risks not usually associated with domestic operations, any of which could have a material and adverse affect on the Company's business, financial condition or results of operations, including a heightened risk of the following:

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

War and other political unrest also may cause unforeseen delays in the development of the Company's mineral properties and related interests located in Saudi Arabia, and interruption in the operation of the Company's specialty petrochemical facility located in Mexico, and may pose a direct security risk to such interests and operations.

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

Compliance with Foreign Laws. Because of the Company's substantial international operations, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the manufacturing of specialty petrochemical products and the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company's operating costs or may significantly limit its business activities. Additionally, the Company's ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. The

Company is not currently aware of any specific situations of this nature, but there is always the opportunity for this type of difficulty to arise in the international business environment.

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

COMPETITION

The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial capability, facilities, personnel and other resources greater than the Company. In the specialty products and solvents markets, the Petrochemical Company has one principal competitor. Generally, good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin was intended to strengthen the Petrochemical Company's position in the market in Mexico and allow it to pursue increased sales volumes in the United States. From 2000 to early 2004 the major competitor in Mexico was selling product in Mexico for less than Coin's feedstock price. This led to the Coin facility being shutdown for much of the three years immediately after purchase by the Petrochemical Company. In early 2004, the competition's pricing formulas changed and the Coin facility was once again competitive and since that time has been profitable and active in the market. Coin has since been positioned in the market as originally planned, selling the majority of product in Mexico and exporting the remainder to be marketed by South Hampton in the United States. However, the previous years of financial drain hindered Coin's ability to service debt and have cast doubt on its ability to keep the facility and remain in operation for the future. During March 2005, an additional procedure in the process to transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacolacos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. See Note 18 to the Consolidated Financial Statements.

All of the Petrochemical Company's raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which tended down during 1998, began rising in mid-1999 and continued to rise dramatically throughout the year 2000. The prices peaked in late 2000 and returned to more traditional levels throughout 2001 and 2002. During the latter part of 2002 and early 2003, prices rose upon speculation the Iraqi freedom action would disrupt supplies. Prices remained at the historically higher prices throughout 2003 and peaked again in January 2004. During 2004, feedstock prices fluctuated, rising and falling as most of the petroleum markets do, in relation to crude oil.

ENVIRONMENTAL MATTERS

In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resources Conservation Commission ("TNRCC"), required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The analysis of the material indicates it entered the ground prior to South Hampton's acquisition of the property. The other pool is under the original South Hampton facility and analysis indicates the material was deposited several decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future year's recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect.

The light hydrocarbon recovered from the former gas plant site is compatible with the normal Penhex feedstock and is accumulated and transferred into the PenHex feedstock tank. The material recovered from under the original South Hampton site is accumulated and sold as a by-product. Approximately 540 barrels of material was recovered during 2004. The recovered material had an economic value of approximately $15,000 during 2004. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. At current market values this material, if fully recovered would be worth approximately $630,000.

South Hampton drilled additional wells in 2001 and 2002 to further delineate the boundaries of the pools and to ensure that, with the additional rainfall experienced in 2001 and 2002, movement had not taken place. These tests confirmed that no movement of the hydrocarbon pools had taken place. As a result of the investigation, the current action plan was deemed acceptable.

In other remediation activity, South Hampton investigated a potential chemical dump site on the facility property relating to ownership by Arco in the 1950's. The investigation indicates no further action is required and the TCEQ was so notified. The Company also continues to remediate the site of a pipeline leak and spill which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost is being covered by insurance. While the amount of material spilled is minimal, due to the nature of the soil and location, the Company feels the remediation will be a long term process relying heavily on natural attenuation. Also, see Item 3. Legal Proceedings.

The Clean Air Act Amendments of 1990 have had a positive effect on the Refining Company's business as plastics manufacturers are searching for ways to use more environmentally acceptable solvents in their processes. Plastics manufacturers have historically used C6 hydrocarbons (hexanes) as coolants and catalyst carrying agents. There is a current trend among plastics manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Refining Company's product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the next few years; however, there can be no assurance that such growth will occur. As the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products. As the number of producers has consolidated, the Company has been able to pick up market share at higher sales prices from customers who still require C6 solvents in their business. Also, see Item 2. Properties.

PERSONNEL

The Company's officers who reside in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Nicholas Carter, Secretary and Treasurer of the parent company and President of the petrochemical segment companies, and both are US citizens. Mr. Hatem El-Khalidi, also a US citizen and the Company's President and Chief Executive Officer splits his time between the US and Saudi Arabia. Mr. El-Khalidi supervises the Company's 20 mining segment employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Petrochemical Company employs 110 persons.

AVAILABLE INFORMATION

The Company will provide paper copies of this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX 77656, (409) 385-1400. The Company does not maintain an Internet website.

ITEM 2.  PROPERTIES.

UNITED STATES SPECIALTY PRODUCTS FACILITY

South Hampton owns and operates a specialty petrochemical products facility near Silsbee, Texas. The facility presently consists of six operating units which, while interconnected, make distinct products through differing processes: (i) a PenHex unit; (ii) a Reformer; (iii) a Cyclo-pentane unit; (iv) an Aromax(R) unit; (v) an aromatics hydrogenation unit; and (vi) a white oil fractionation unit. All of these units are currently in operation.

The capacity of the facility's processes when taken in total is approximately 4,950 barrels per run day. The facility generally consists of equipment commonly found in most petroleum refineries such as fractionation towers and hydrogen treaters except the facility is adapted to produce highly specialized products that are high purity, highly consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents. South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers' applications. South Hampton produces neither motor fuel products nor any other products commonly sold directly to retail consumers or outlets.

The products from the PenHex Unit, Reformer, Aromax(R) Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton's marketing personnel. These units had the following utilization rates during 2004 on a calendar day basis: PenHex Unit- 96.5%; Reformer- 63.3%; Cyclo-pentane Unit-94%; Aromax(R) Unit- 43.7%. The total material charged to these units averaged approximately 3,120 barrels per day, out of approximately 3,650 BPD of capacity, or an average of 85.5% utilization. All production was essentially sold during the year and no excess inventories were developed. The Reformer and Aromax(R) units are operated as needed to support the PenHex and Cyclo-pentane Units and therefore the utilization rates of these units are lower.

The other two operating units at the plant site, an Aromatics Hydrogen Treating Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes. They are dedicated to the needs of two different toll processing customers. The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products. Products may be sold directly from South Hampton's storage tanks or may be taken to the customer's location for storage and marketing. The units have a combined capacity of 1,400 BPD and realized a utilization rate of 1,062 BPD or 75.8%. The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

To meet market demand, the South Hampton has increased the capacity of the PenHex Unit by 30%. Equipment was being purchased in late 2004 and a construction permit was issued by the TCEQ in late January 2005. Expansion was accomplished primarily by the addition of two (2) larger towers and rearrangement of existing equipment. The Expanded capacity was put into service and was fully operational by the end of the first quarter 2005. Additionally, South Hampton signed an agreement in late January 2005 with one of the toll processing customers calling for an expansion of the White Oils Fractionation Unit by October 2005. Capacity will be doubled to a minimum of 2000 BPD. Procurement of additional equipment is underway and construction will commence following completion of work on the PenHex Unit. All permits are in place.

South Hampton, in support of the petrochemical operation, owns approximately 100 storage tanks with a total capacity of approximately 320,000 barrels, and 133 acres of land, approximately 78 acres of which are developed. South Hampton also owns a truck and railroad loading terminal consisting of eight storage tanks, a rail spur and truck and tank car loading facilities.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has surplus equipment on-site with which to assemble additional processing units, such as a hydro-cracking unit with a 2,000 BPD capacity.

Gulf State owns and operates three (3) 8-inch diameter pipelines aggregating approximately 50 miles in length that connect South Hampton's facility to: (1) a natural gas line, (2) South Hampton's truck and rail loading terminal and (3) a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at this marine terminal.

MEXICO SPECIALTY PRODUCTS FACILITY, COATZACOALCOS, MEXICO

The Coin specialty petrochemical products facility is similar to South Hampton's facility in Silsbee, Texas, but is less developed, having only the PenHex Unit. The capacity is 600 BPD, or approximately 25% of the capacity of the Silsbee plant. The Coin facility also produces high purity solvents, which are used in the expandable polystyrene and polystyrene foam industries. In addition, these solvents are approved and used by developers of high-density polyethylene manufacturing processes for use in licensed units. Coin markets its products in Mexico, Latin America and the United States. With the Coin acquisition, the Company believes its petrochemical operations are a significant supplier of high purity solvents in those markets. Coin employs 24 persons. Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. In late 2003, Coin secured a purchase contract with Pemex for feedstock and purchased material throughout 2004 on a prepaid basis at a price competitive with normal spot market pricing.

The Coin facility was shut down much of 2000 and 2001 due to the high cost of feedstock and low margins. During the fourth quarter of 2001, the facility began to operate at reduced rates and in the first quarter of 2002 was running at capacity. The facility operated at about 50% capacity during much of the remainder of 2002. The Coin facility shut down in early 2003 and remained essentially idle until March 2004. Since that time the facility has operated continuously and has sold its product primarily in Mexico, with the remainder being marketed by South Hampton in the United States.

As discussed in Note 18 to the Consolidated Financial Statements, in February 2004, a creditor initiated mortgage foreclosure proceedings against Coin which resulted in a court ordered award of Coin's plant facilities to the creditor. The legal transfer of ownership has yet to occur. The Company is pursuing all available remedies at law, to prevent or delay such legal action but has no assurance it will prevail. If the creditor prevails, Coin would have no more than thirty days to vacate the premises. During March 2005, an additional procedure in the process to transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacolacos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.

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

The Al Masane ore is located in three mineralized zones known as Saadah, Al Houra and Moyeath. The following table sets forth a summary of the diluted minable, proven and probable ore reserves at the Al Masane project, along with the estimated average grades of these reserves:

                              RESERVES       COPPER     ZINC      GOLD     SILVER
      ZONE                    (TONNES)        (%)        (%)      (g/t)    (g/t)
      ----                    ---------      ------     ----      -----    ------
Saadah .................      3,872,400       1.67      4.73      1.00     28.36
Al Houra ...............      2,465,230       1.22      4.95      1.46     50.06
Moyeath ................        874,370       0.88      8.92      1.29     64.85
                              ---------       ----      ----      ----     -----
     Total .............      7,212,000       1.42      5.31      1.19     40.20

For purposes of calculating proven and probable reserves, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% has been used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body that is included in the ore extraction process.

Proven reserves are those mineral deposits for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade is computed from results of detailed sampling. For ore deposits to be proven, the sites for inspection, sampling and measurement must be spaced so closely and the geologic character must be so well defined that the size, shape, depth and mineral content of reserves are well established. Probable reserves are those for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. However, the degree of assurance, although lower than that for proven reserves, must be high enough to assume continuity between points of observation.

The metallurgical studies conducted on the ore samples taken from the zones indicated that 87.7% of the copper and 82.6% of the zinc could be recovered in copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 77.3% and 81.3%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc concentrates and mine tailings. Further studies recommended by consultants may improve those recoveries and thus the potential profitability of the project; however, there can be no assurances of this effect.

The mining and milling operation recommended by WGM for Al Masane would involve the production of 2,000 tonnes of ore per day (700,000 tonnes per year), with a mine life of over ten years. Annual production is estimated to be 34,900 tonnes of copper concentrate (25% copper per tonne) containing precious metal and 58,000 tonnes of zinc concentrate (54% zinc per tonne). Total output per year of gold and silver is estimated to be 22,000 ounces of gold and 800,000 ounces of silver from the copper concentrate and bullion produced. The construction of mining, milling and infrastructure facilities is estimated to take 21 months to complete. Construction necessary to bring the Al Masane project into production includes the construction of a 2,000 tonne per day concentrator, infrastructure with a 300 man housing facility and the installation of a cynidization plant to increase the recovery of precious metals from the deposit. Project power requirements will be met by diesel generated power.

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

In February 2005, for purposes of estimating future cash flows, the price assumptions contained in the WGM 1996 report were updated by an independent consultant, who had previously prepared updated cash flow projections in 2000 through 2004. The new price assumptions are averages over the projected ten-year life of the mine and are $1.40 per pound for copper ($1.05 in 2004), $.53 per pound for zinc ($.61 in 2004), $400 per ounce for gold ($375 in 2004) and $6.50 per ounce for silver ($5.50 in 2004). Copper and zinc comprise in excess of 80% of the expected value of production. Although these prices are lower than those used in the 1996 WGM report, the project remains viable.

Mining Lease. As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

In 1998, due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting southeast Asia, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned.

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

The Company has vigorously contested the legality of the threats of the Ministry to terminate the Company's mining lease. The Company has written numerous letters to the Ministry, and the Company and its Saudi Arabian legal advisors also have had meetings with officials of the Ministry. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry's letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining Code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry's actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible. In a further letter from the Department of Commerce, signed by William H. Lash III, Assistant Secretary for Market Access and Compliance, dated March 6, 2003, it was stated:
"After investigating the matter, the U.S. Embassy in Riyadh has been informed by the Ministry of Petroleum that it did not cancel your mining lease. According to the Ministry, it is waiting development of the site by Arabian American Development Company."

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

The Company, on January 3, 2005, paid the first installment of the surface rentals for the Al Masane mining lease area in the amount of $266,000 in accordance with the terms of the agreement with the Ministry. The second installment of $320,000 is due on December 31, 2005.

The Saudi Government published and implemented the new Mining Code on October 22, 2004 which contains several provisions the Company believes beneficial, not the least of which is a reduction of taxes on profits from 45% to 20%.

The Company, in a letter to the Minister dated February 2, 2005, asked that the Company be granted fair compensation for the loss it incurred due to the severe drop in the value of its stock. The drop in value coincided with the delay in issuing the mining lease, and with the threat of termination of the lease during the 1999 to 2004 time frame and continued through the May 15, 2004 agreement when the Council of Ministries resolved to allow the Company two more years to implement the project. The Ministry in its reply did not agree that the Company deserved compensation. On February 24, 2005, the Company again wrote the Minister, re-stating the arguments for fair compensation, and asked that the matter be referred to arbitration in accordance with Article (58) of the new Mining Code. On March 4, 2005 the Company received the Ministry's reply rejecting the request for arbitration and suggested that the Company refer the matter to the Court of Grievances, which is the governing court of law in the Kingdom.

The Company is consulting with counsel on further steps which might be taken, however any such action will not affect the Company's right to implement the Al Masane project. The feasibility study is being updated and if positive, as expected, the Company will again seek joint venture partners to assist in implementing the project. There are no assurances that the Company's efforts will be successful.

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

In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. This area is referred to as the Greater Al Masane area. The Company has been authorized in writing by the Saudi Arabian government to carry out exploration work in the area. Previous exploration work has been carried on and paid for by the Company. The application for the new exploration licenses is still pending and is expected to be acted upon now that the new Saudi Arabian Mining Code has been approved.

Reference is made to the map on page 16 of this Report for information concerning the location of the foregoing areas.

Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company's geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company intends to continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation; however there is no assurance that a viable mining operation could be established.

Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources and has expended over $3 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma'aden in this license. Ma'aden, which has expressed an interest in the Greater Al Masane area, also was informed directly by the Company that its participation as a joint venture partner in the license would be welcomed.

As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company's rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government's requirements in these areas and that the government should honor the Company's claims.

The new Mining Code, adopted by the Saudi government in October, 2004, specifies that the size of an exploration license cannot exceed one hundred (100) square kilometers. However, there is no restriction on how many exploration licenses can be held by one party simultaneously. The Company intends to select the best areas of the previously explored Greater Al Masane Area, and to re-apply for those individually. The applications, per the Mining Code should be acted upon by the Minister within 30 working days. Any refusal may be appealed to the Board of Grievances within 30 days of the date of the ruling notice.

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

                                      [MAP]

ITEM 3. LEGAL PROCEEDINGS.

South Hampton is presently a defendant in ten lawsuits. The suits, seven of which are filed in Madison County, Illinois, and which include up to 70 other defendants, primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment at various occupations. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton does not believe any of plaintiffs in the Illinois lawsuits ever came in contact with its products and is vigorously defending itself against these claims. The Company also believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

South Hampton is a defendant in two lawsuits filed in Jefferson County, Texas. The first lawsuit was filed on September 2001, and alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer. South Hampton counter-offered a structured settlement. To date the plaintiff has not accepted or rejected the counter-offer or withdrawn settlement offer. A new trial date has been set for September 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans on continuing negotiations in an attempt to settle the case. The consolidated financial statements do not include any amounts related to this case.

The second lawsuit was filed on May 29, 2003, and alleges that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 - 1984. Plaintiff claims that he suffers from an asbestos related disease, although this has not been confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter assistant building a plant for South Hampton in Vidor, Orange County, Texas for approximately three months. Plaintiff made a settlement demand and South Hampton has countered. This matter is currently on the Court's trial docket for May, 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans to vigorously defend this matter and continue negotiations to settle the case for nuisance value. The consolidated financial statements do not include any amounts related to this case.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ), filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ's industrial and hazardous waste rules. The TCEQ's Executive Director recommended that the TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time.

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

In April 2003 South Hampton received a revised Notice of Violation from the TCEQ. Various claims of alleged violation were dropped, modified and added in the revised report and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised notice contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton has continued to communicate with the TCEQ concerning ongoing emission control facility upgrades which are being implemented independently of this action and the Company intends to continue to vigorously defend itself against the outstanding Notice of Violation. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

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

On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000-2003 time period when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company has remained in control of (and operates) the facility and is continuing its legal challenge to the foreclosure. The ultimate outcome of the proceedings is difficult to predict and there is no assurance the Company will maintain control and possession. The operation is continuing on a month to month basis as the dispute continues. Management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. See Note 18 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders since the last shareholders meeting in May 2001.

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

                                                                                             Pink Sheets
                                                                                    ----------------------------
                                                                                     High                   Low
                                                                                    -----                  -----
Fiscal Year Ended December 31, 2004
     First Quarter ended March 31, 2004                                             $0.05                  $0.04
     Second Quarter ended June 30, 2003                                             $0.06                  $0.05
     Third Quarter ended September 30, 2004                                         $0.10                  $0.06
     Fourth Quarter ended December 31, 2004                                         $0.13                  $0.10

                                                                                         OTC Bulletin Board
                                                                                    ----------------------------
                                                                                     High                   Low
                                                                                    -----                  -----
Fiscal  Year Ended December 31, 2003
     First Quarter ended March 31, 2003                                             $0.04                  $0.04
     Second Quarter from April 1, 2003 to May 27, 2003                              $0.06                  $0.05

                                                                                             Pink Sheets
                                                                                    ----------------------------
                                                                                     High                   Low
                                                                                    -----                  -----
Second Quarter from May 28, 2003 to June 30, 2003                                   $0.06                  $0.06
Third Quarter ended September 30, 2003                                              $0.06                  $0.03
Fourth Quarter ended December 31, 2003                                              $0.07                  $0.05

At December 31, 2004, there were approximately 753 record holders of the Company's common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future. The provisions of the Refining Company agreements with its lender restrict the declaration and payment of dividends and other distributions to an amount not exceeding $50,000 per month, provided there is no event of default under the relevant loan agreement. See Note 8 to the Consolidated Financial Statements.

See Note 11 to the Consolidated Financial Statements for information about stock options outstanding at December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

                                                  2004          2003         2002         2001           2000
                                               ----------   -----------   ----------   -----------    ----------
Revenues                                       $   59,793   $    39,625   $   36,753   $    32,713    $   42,612
Net Income (Loss)                              $    (2551)  $    (3,505)  $      692   $    (2,601)   $   (4,288)
Net Income (Loss) Per Share-Diluted            $     (.11)  $      (.15)  $      .03   $      (.11)   $     (.19)
Total Assets (at December 31)                  $   51,048   $    52,672   $   55,621   $    55,748    $   57,599
Notes Payable (at December 31)                 $   11,744   $    11,744   $   11,744   $    11,744    $   11,924
Current Portion of Long-Term Debt (at
     December 31)                              $    3,071   $     3,170   $    7,127   $     7,599    $    8,061
Total Long-Term Obligations
     (at December 31)                          $    4,916   $        --   $       --   $        --    $       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Statements in Items 7 and 7A, as well as elsewhere in, or incorporated by reference in, this Annual Report on Form 10-K regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal securities laws. In some cases, "forward-looking statements" can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "contemplates," "proposes," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K, all of which are difficult to predict and many of which are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

Specialty Petrochemicals Segment. Historically, this segment has contributed all of the Company's internally generated cash flows. Throughout the 1990's the Petrochemical Company enjoyed the benefits of economic expansion in the US and relatively low and stable energy prices. In 2000, energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company's steady performance. The Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003, the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron fiasco, several of the Company's trading partners in the hedging program dropped out of the business and the Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices temporarily began to fall back to more moderate levels and at the same time the Company was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, the Company had financial swaps in place which gave it protection against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004.

South Hampton obtains its feedstock requirements from a sole source vendor. At April 30, 2004, South Hampton owed this supplier approximately $7,000,000. As discussed in Note 8 to the Consolidated Financial Statements, on May 7, 2004, South Hampton agreed to provide the supplier a first lien on the Silsbee plant as security for the feedstock account. In addition to agreeing to continue the feedstock supply arrangement, the supplier also signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large toll processing customer and South Hampton. Under the agreement, South Hampton would share the revenue of the toll processing agreement and ownership of the equipment would revert to South Hampton after a specified period of time. South Hampton is still considering this agreement as one option for financing the project.

South Hampton entered into a $3,250,000 revolving credit agreement in September 1999 with a bank, which terminated in June 2003. In July 2003, a Purchase and Sale (Factoring) Agreement with a limit of $4,500,000 was instituted with the same bank. In July, 2004, the Bank raised the limit to $6,000,000 on the factoring arrangement to accommodate the increased sales volume of South Hampton and higher sales prices, which increased Accounts Receivable amounts. The limit was raised to $8,500,000 in January, 2005 as sales volume and prices continued to increase. Product imported from Coin increased volume during the latter part of 2004. South Hampton generally operates with sufficient working capital by having sold an average of approximately 68% of Accounts Receivable under the agreement at any one time. The terms and conditions of this agreement are discussed in Note 4 to the Consolidated Financial Statements.

In connection with the acquisition of the common stock of Coin, South Hampton and Gulf State entered into a $3,500,000 loan agreement in December 1999 with a commercial lending company. The loan was paid in full in 2003.

At December 31, 2004 Coin had two loans payable to Mexican banks in the outstanding principal amounts of $0 and $2,044,096. The terms and conditions of these loans are discussed in Note 8 to the Consolidated Financial Statements. Also the creditor of the first loan initiated a mortgage foreclosure proceeding in February, 2004 that resulted in a court ordered award of the plant facilities to the creditor. The Company continues to control and operate the facility and is vigorously protesting the foreclosure action by the lender. The final outcome of the proceedings is difficult to predict and there is no assurance the Company will maintain possession or ownership of the facility. Management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. See Note 18 to the Consolidated Financial Statements.

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

Management also is addressing two other significant financing issues within this segment. These issues are the $11,000,000 note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $947,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,195,000).

Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11,000,000 note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. Under the most recent agreement signed with the Ministry in May 2004, the Company has an obligation, among other things, to start development of the mining operation within two years from the date of the agreement. If the Company does not comply with this obligation, it is unsure what will be the resulting status of the lease or of the future of the debt as discussed.

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

The report of the Company's independent registered public accounting firm states that the Company had incurred cumulative losses through December 31, 2004 of $19,108,460 and had an excess of current liabilities over current assets of $20,428,408 at December 31, 2004. As discussed in Notes 2 and 8 to the Consolidated Financial Statements, the Company was in default of various loan agreements totaling $17,509,108, including accrued interest. All of these matters raise substantial doubt about the Company's ability to continue as a going concern in its present structure. While the petrochemical segment is able to operate within its environment, it does not have or generate sufficient resources to meet the debt or development needs of the mining operation.

The table below summarizes the following contractual obligations of the Company:

                                                                           PAYMENTS DUE BY PERIOD
                                                                           ----------------------
                                                                       LESS THAN                               MORE THAN
CONTRACTUAL OBLIGATIONS                                    TOTAL        1 YEAR      1-3 YEARS     3-5 YEARS     5 YEARS
-----------------------                                  ----------    ---------    ---------     ---------    ---------
Long-Term Debt Obligations                                7,859,168    3,044,096    4,815,072          ---            ---

Capital Lease Obligations                                   153,407       33,471       66,942       52,994            ---

Operating Lease Obligations                               4,832,028    1,090,666    1,242,600      738,600      1,760,162

Purchase Obligations                                            ---          ---          ---          ---            ---

Other Long-Term Liabilities Reflected on the Company's
Balance Sheet under GAAP                                        ---          ---          ---          ---            ---
                                                         ----------    ---------    ---------      -------      ---------

Total                                                    12,844,603    4,168,233    6,124,614      791,594      1,760,162

RESULTS OF OPERATIONS

      Comparison of the Years 2004, 2003, 2002

      Specialty Petrochemicals Segment

This discussion of the petrochemicals segment of the business uses the table below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.

South Hampton facility sales increased in each of the last three years. Historically, over the last twenty years, specialty products markets generally did not experience significant volatility and prices might only be adjusted once or twice a year. After the unstable years of 2000 and 2001, which saw a great deal of price volatility, the petroleum markets in 2002 were relatively stable as compared to what has become the norm during recent times. The Company learned in 2003 that a more aggressive approach to product pricing is required in today's environment.

From 2002 to 2003, the Company experienced an increase of 17% in Gross Sales on products while volume during the same period increased by only 3%, indicating that despite demand being somewhat flat, the Company successfully increased sales prices in response to rising feedstock costs. But, as seen in the final results, price increases alone were not sufficient to maintain the desired level of profitability. From 2003 to 2004, the same Gross Sales figures indicate an increase of 48% with a volume increase of approximately 12%. Thus, results of the dramatic rise in oil prices over the period are evident. It is important to note that the utilization rates described previously in this report and increased sales volumes for 2004 indicate that market demand played a major role in the increased success of the Company. Strong demand allowed the Company to raise prices to the necessary level and still maintain market share.

Toll Processing Revenue fell during the period 2002 to 2003 and again in 2004 due to the loss of a major customer in August, 2003. The Company successfully serviced the customers' needs for over five years and in early 2003, processing difficulties developed. Analysis indicated the customer's feedstock supply had changed characteristics and the Company's equipment was no longer suitable for producing the products required. The contract was terminated by mutual consent. The Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities. The Company, in January 2005, signed a contract with a current toll processing customer to add equipment sufficient to increase production capacity to up to twice the current levels by October 2005.

The Coin facility has had difficult times in recent years as discussed in Note 18 of the Consolidated Financial Statements. Sales in 2002 were the result of periodically operating the plant, reselling material purchased from the South Hampton facility, and other miscellaneous activities. As indicated, very little activity took place in 2003, and then in early 2004 the market conditions changed to allow the Company to start the plant and operate almost continuously from March through the end of the year. The Coin facility has during that time supplied the majority of pentane product sold in Mexico and has exported about half of its production into the US to be marketed by South Hampton. The future of the plant and its ownership by TOCCO is uncertain but the Company intends to pursue every legal remedy possible to maintain its position. During March 2005, an additional procedure in the process to transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacolacos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. The following is a three year summary of selected financial data of the Company (in thousands):

                                      2004      2003      2002
                                     -------   -------   -------
TOCCO
Product Sales                        $52,428   $34,988   $29,943
Toll Processing                      $ 3,775   $ 3,864   $ 4,114
                                     -------   -------   -------
Gross Revenue                        $56,203   $38,852   $34,057

Volume of sales (thousand gallons)    32,685    29,154    28,252

COIN
Gross Revenue                        $ 3,590   $   773   $ 2,696

TOCCO
Cost of Materials                    $34,986   $23,877   $17,199
Total Operating Expense              $15,193   $13,107   $12,054
Natural Gas Expense                  $ 4,472   $ 4,295   $ 3,070
General & Administrative Expense     $ 3,326   $ 3,086   $ 2,944

Capital Expenditures                 $ 2,091   $   126   $   614

Total Cost of Materials increased dramatically over the last three years as mentioned in the discussion of Gross Sales. After a fairly flat 2002, prices increased dramatically to record highs in early 2003, declined in early spring, and began a steady climb for the next eighteen months. Prices continue to climb today. The Company uses natural gasoline for its feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. Alternative uses are in motor gasoline blending and as a feedstock in other petrochemical processes, including ethylene crackers. The price of natural gasoline generally has an 88% correlation to the price of crude oil, meaning its market price rises and falls with crude oil approximately 88% of the time. The Company maintains a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to six months in advance as opportunities arise. The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchases rose by 39% from 2002 to 2003 and by 47% from 2003 to 2004.

Operating Expenses for the petrochemical segment have increased over the past three years, with natural gas, its single largest expense, leading the way. The cost of natural gas purchases rose 40% from 2002 to 2003, and another 4% from 2003 to 2004. The dramatic rise from 2002 to 2003 was a major contributor to the weak financial results for that time period. The Company also hedges a portion of its natural gas supply costs using primarily options contracts for up to nine months ahead. That program and its results are discussed in Note 17 to the Consolidated

Financial Statements. Operating Expenses in general increased over the three year period -- 9% from 2002 to 2003; and another 16% from 2003 to 2004. The rise from 2002 to 2003 was primarily due to fuel gas cost increases. The increase in Operating Expenses during 2004 resulted from higher fuel gas usage with increased plant utilization, increased maintenance due to increased production, and catch up of maintenance which had been delayed in the prior year due to weak financial performance. By the end of 2004, maintenance was current and equipment reliability was good.

General and Administrative costs have remained relatively flat for the periods discussed above. There were no changes in the number of personnel employed and insurance costs have been flat, reflecting only increased amounts needed to cover expanding operations and sales. The Company has successfully emphasized its safety program to assist in keeping insurance costs under control.

Capital Expenditures were average for the needs of the plant during 2002, and were minimized during 2003 as the Company struggled with high fuel and feedstock costs. In 2004, as conditions improved, the Company invested money into key areas of the plant and pipeline to ensure a safe and reliable facility. In the later part of 2004, the Company began acquiring equipment needed to de-bottleneck the PenHex Unit and increase capacity. The TCEQ permit to begin construction was obtained in January 2005. The expanded operation is expected to be completed in the first quarter of 2005.

      Mining Segment and General Corporate Expenses.

None of the Company's mining operations generate operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Company had net operating loss carry forwards of approximately $7,610,000 at December 31, 2004. These loss carry forwards expire during the years 2005 through 2023.

New Accounting Standards

In 2004, the FASB issued SFAS No. 123R, "Share-Based Payments", which will require that the cost resulting from all share-based payments be recognized in the financial statements, based upon the application of a fair value-based measurement method. SFAS 123R is effective as of the beginning of the third quarter of 2005. The Company does not anticipate the adoption of the Statement to have a material impact on the results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company does not expect adoption of SFAS No 153 to have a material impact on the results of operations.

CRITICAL ACCOUNTING POLICIES

      Recoverability of Investments

Management periodically reviews and evaluates the recoverability of the Company's investments, which primarily include its mineral exploration and development projects. The significant judgment required in management's recoverability assessment is the determination of the fair value of the investment. Accounting standards require that if the sum of the future cash flows expected to result from a company's asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. The recoverability of the carrying values of the Company's development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. The Company's most significant asset is the Al Masane mining project in Saudi Arabia. In February 2005, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project's feasibility study, which was prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.40 per pound for copper, $.53 per pound for zinc, $400 per ounce for gold and $6.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

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

      Environmental Liabilities

The petrochemical operations by South Hampton are subject to the rules and regulations of the TCEQ, which inspects the operations at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business and Item 3. Legal Proceedings, evidence of groundwater contamination was discovered in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years.

Also, in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company's policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2004, a liability of $200,000 has been accrued to cover future estimated costs of these environmental issues.

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

The functional currency for each of the Company's two foreign operations is the U.S. dollar. Transaction gains or losses, as a result of conversion from the local currency to the U.S. dollar, are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks. The exchange rate of the Saudi riyal to the U.S. dollar has not changed in many years, but there is no guarantee that this will not change. The foreign exchange transaction gains and losses as reflected in the statements of operations are a result of changes in the exchange rate of the Mexican peso to the U.S. dollar, which does fluctuate periodically. These changes have not been material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company's financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company's exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2004, 2003 and 2002, the Company had approximately $2,500,000, $2,500,000 and $5,800,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company's earnings and cash flows of approximately $18,200, $18,200 and $34,300 at December 31, 2004, 2003 and 2002, respectively.

The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal and the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.

The Petrochemical Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Petrochemical Company's revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Petrochemical Company from time to time will engage in various hedging techniques including financial swap and option agreements. The Petrochemical Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company's policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials

At the end of 2003, market risk for 2004 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2003. To help mitigate this risk, as of December 31, 2003, the Company had natural gas option agreements in effect expiring in September 2004 through March 2005. Additionally, the Company entered into option agreements for natural gas and financial swap agreements for feedstock throughout the year. Had the option and swap agreements outstanding as of December 31, 2003 not been in place, and assuming 2004 total product sales volumes at the same rate as 2003, such an increase would have resulted in an increase in the cost of natural gas and feedstock of approximately $3,500,000 in fiscal 2004, The results of the option agreements and financial swaps for 2004 are discussed further in Note 17 to the Consolidated Financial Statements.

At the end of 2004, market risk for 2005 was again estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2004. To mitigate this risk, at December 31, 2004, the Company had natural gas option agreements in effect expiring in February 2005 and March 2005, which covered approximately 70% of the fuel gas usage. Additionally, during the first quarter of 2005 the Company entered into natural gas option agreements that expire through October 2005. The options cover approximately 50% of the average monthly fuel gas requirements. The Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the second quarter of 2005. Assuming 2005 total refined product sales volumes at the same rate as 2004, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $4,000,000 in fiscal 2005, before considering the effect of the option and swap agreements outstanding as of December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and the financial statement schedules, including the report of the independent registered public accounting firm thereon, are included elsewhere in this document.

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

During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

NAME; BUSINESS EXPERIENCE; OTHER DIRECTORSHIPS                             AGE              DATE OF ELECTION
----------------------------------------------                             ---              ----------------
John A. Crichton.............................................              88                   May 1967
   Chairman of the Board of the Company since 1967;
   Chief Executive Officer of the Company from 1967 to
   February 1994

Hatem El-Khalidi.............................................              80                  April 1968
   President of the Company since 1975; prior to 1975
   Vice President of the Company; Chief Executive
   Officer of the Company since February 1994

Mohammed O. Al-Omair.........................................              61                   May 1993
   Executive Vice President, Saudi Fal Group of
   Companies, Riyadh, Saudi Arabia since 1985
   (investments); President, Advanced Systems Ltd.,
   Riyadh, Saudi Arabia since 1985 (mainframe
   computers)

Ghazi Sultan.................................................              67                September 1993
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

The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

Name                                     Positions                         Age
------------------     -----------------------------------------------     ---
John A. Crichton       Chairman of the Board and Director                  88
Hatem El-Khalidi       President, Chief Executive Officer and Director     80
Nicholas N. Carter     Secretary and Treasurer/President - TOCCO           58

Each executive officer of the Company serves for a term extending until his successor is elected and qualified. Information concerning Messrs. Crichton and El-Khalidi is set forth above. Mr. Carter was elected Secretary /Treasurer of the Company effective October 1, 2004 upon the retirement of the previous officeholder, Mr. Drew Wilson, who had served in that capacity since 1986. Mr. Carter is a Certified Public Accountant and has worked for Texas Oil and Chemical Co. and subsidiaries since 1977. Mr. Carter has been President of TOCCO and its subsidiaries since 1987, prior to which time he served as Treasurer and Controller of those companies.

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003 and 2002 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                   RESTRICTED   SECURITIES   LONG-TERM
                                                    OTHER ANNUAL      STOCK     UNDERLYING   INCENTIVE    ALL OTHER
      NAME AND                  SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS/      PLAN      COMPENSATION
PRINCIPAL POSITION(1)   YEAR    ($) (2)     ($)          ($)           ($)       SARS (#)   PAYOUTS($)     ($) (3)
---------------------   ----   --------   -------   ------------   ----------   ----------  ----------   ------------
Hatem El-Khalidi,       2004   $ 72,000        --         --           --           --          --          $8,000
  President and Chief   2003   $ 72,000        --         --           --           --          --          $8,000
  Executive Officer     2002   $ 72,000        --         --           --           --          --          $8,000

Nicholas N. Carter      2004   $139,629   $10,680         --           --           --          --              --
  President, TOCCO      2003   $113,874   $26,250         --           --           --          --              --
                        2002   $ 84,500   $61,700         --           --           --          --              --

(1) Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004.

(2) Includes $28,591, $37,639 and $55,898 in compensation for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating $910,746 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3) Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2004 was $284,000.

In accordance with Saudi Arabian employment laws, the Company is required to accrue termination benefits for Mr. El-Khalidi. The amount accrued for the benefit of Mr. El-Khalidi is based on the number of years of service and compensation. Accrued benefits are payable upon termination of employment. The Company has engaged in other transactions and entered into other arrangements, directly or indirectly, with its officers and directors, the primary purpose of certain of which was to provide additional compensation to such persons. See
Item 13,Certain Relationships and Related Transactions.

The Company is authorized to pay its non-employee directors a fee of $200 for each Board meeting and $100 for each committee meeting which they attend, in addition to reimbursing them for expenses incurred in connection with their attendance. No compensation or expense was paid in relation to Board activities during 2004.

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2004 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

                                                                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED            IN-THE-MONEY
                                 SHARES                           OPTIONS/SARS AT               OPTIONS/SARS AT
                              ACQUIRED ON        VALUE               FY-END(#)                   FY-END ($)(1)
         NAME                 EXERCISE (#)    REALIZED($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----------------------        ------------    -----------    -------------------------     -------------------------
Hatem El-Khalidi......             0               0                 400,000/0                       $0/0

(1) Based on the closing price of $.14 of the Company's Common Stock on the Pink Sheets on December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2004, information as to the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, by each of the Company's executive officers named in the Summary Compensation Table, by each of the Company's directors and by all directors and executive officers of the Company as a group.

                                                                               SHARES
 NAME AND ADDRESS                                                           BENEFICIALLY           PERCENT
OF BENEFICIAL OWNER                                                          OWNED (1)             OF CLASS
-------------------                                                         ------------           --------
Fahad Mohammed Saleh Al-Athel....................................            3,586,468              15.8%
c/o Saudi Fal
P. O. Box 4900
Riyadh, Saudi Arabia 11412

Mohammad Salem ben Mahfouz.......................................            1,500,000               6.6%
c/o National Commercial Bank
Jeddah, Saudi Arabia

Harb S. Al Zuhair................................................            1,300,000               5.7%
P.O. Box 3750
Riyadh, Saudi Arabia

Prince Talal Bin Abdul Aziz......................................            1,272,680               5.6%
P. O. Box 930
Riyadh, Saudi Arabia

Hatem El-Khalidi.................................................              474,000(2)            2.0%
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

John A. Crichton.................................................                  650                  *
10830 North Central Expressway, Suite 175
Dallas, Texas 75231

Mohammed O. Al-Omair.............................................               25,000                  *
c/o Saudi Fal
P. O. Box 4900
Riyadh, Saudi Arabia 11412

Ghazi Sultan.....................................................               25,000                  *
P.O. Box 5360
Jeddah, Saudi Arabia  21422

Nicholas N. Carter...............................................               34,500                  *
P.O. Box 1636
Silsbee, Texas 77656

All directors and executive officers as a group (6 persons)......              559,150(3)            2.5%

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

(3) Includes 400,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

Based on its stock ownership records, the Company believes that, as of December 31, 2004, Saudi Arabian stockholders currently hold approximately 61% of the Company's outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to "control" the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company's Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. The Company is providing the funds necessary to cover the Pioche operations. During 2004 and 2003, the Company made payments of approximately $19,000 and $17,800, respectively, for such purposes. As of December 31, 2004, Pioche owed the Company $97,339 as a result of advances made by the Company. The indebtedness bears no interest.

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

During 2004, South Hampton incurred product transportation costs of approximately $414,000 with Silsbee Trading and Transportation Corp. ("STTC"), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, former Vice President of TOCCO, each had a 50% equity interest. Mr. Crain resigned on January 2, 2004 as an officer of TOCCO and a co-owner of STTC. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC. Lease payments at the beginning of 2004 were approximately $34,500 per month and were raised to approximately $45,000 per month as new and additional tractors and trailers were added to the fleet throughout the year. With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC's income will be derived from such lease arrangement. The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed. The transportation company also entered into a capital lease with South Hampton for acquisition of a motorized man lift. At the end of the five year lease period, title to the equipment will be transferred to South Hampton for a final payment of one dollar.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The table below sets forth the fees that Moore Stephens Travis Wolff, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2004 and 2003 and the review of its financial statements for the quarterly periods in the year ended December 31, 2004, and all other fees Moore Stephens Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2004 and December 31, 2003, respectively:

                           2004           2003
                         --------       --------
Audit Fees               $131,626       $ 96,874

Audit-Related Fees       $      0       $      0

Tax Fees                 $      0       $      0

All Other Fees           $              $   2500

Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. During 2004, each new engagement of Moore Stephens Travis Wolff, LLP was approved in advance by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1. The following financial statements are filed with this Report:

            Reports of Independent Registered Public Accounting Firm.

            Consolidated Balance Sheets dated December 31, 2004 and 2003.

            Consolidated Statements of Operations for the three years ended
                  December 31, 2004.

            Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2004.

            Consolidated Statements of Cash Flows for the three years ended
                  December 31, 2004.

            Notes to Consolidated Financial Statements.

2.    The following financial statement schedules are filed with this Report:

            Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2004.

3. Independent Auditors' Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.

4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

3(a)    -     Certificate of Incorporation of the Company as amended through the
              Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              2000 (File No. 0-6247)).

3(b)    -     Bylaws of the Company, as amended through March 4, 1998
              (incorporated by reference to Exhibit 3(b) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1999 (File No.
              0-6247)).

10(a)   -     Contract dated July 29, 1971 between the Company, National Mining
              Company and Petromin (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December
              31, 1999 (File No. 0-6247)).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10(b)   -     Loan Agreement dated January 24, 1979 between the Company, National
              Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)   -     Mining Lease Agreement effective May 22, 1993 by and between the
              Ministry of Petroleum and Mineral Resources and the Company
              (incorporated by reference to Exhibit 10(c) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1999 (File No.
              0-6247)).

10(d)   -     Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999 (File No. 0-6247)).*

10(e)   -     Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1999 (File No. 0-6247)).

10(f)   -     Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the
              Company (incorporated by reference to Exhibit 10(k) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999
              (File No. 0-6247)).

10(g)   -     Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company (incorporated by reference to Exhibit 10(l) to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1999 (File No. 0-6247)).

10(h)   -     Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              1999 (File No. 0-6247)).

10(i)   -     Letter Agreement dated October 23, 1995 between Sheikh Fahad
              Al-Athel and the Company (incorporated by reference to Exhibit 10(n)
              to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1999 (File No. 0-6247)).

10(j)   -     Letter Agreement dated November 30, 1996 between Sheikh Fahad
              Al-Athel and the Company (incorporated by reference to Exhibit 10(o)
              to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2001 (File No. 0-6247)).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10(l)   -     Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South Hampton Refining
              Company, together with related Restricted Payments Letter Agreement and Guaranty of Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form
              10-K for the year ended December 31, 2002 (File No. 0-6247)).

10(m)   -     Equipment Lease Agreement dated November 14, 2003, between Silsbee
              Trading and Transportation Corp. and South Hampton Refining Company
              (incorporated by reference to Exhibit 10(o) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 2003 (File No.
              0-6247)).

10(n)   -     Pledge Agreement dated as of May 15, 2001, by Arabian American
              Development Company, American Shield Refining Company, Fahad
              Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak.
              (incorporated by reference to Exhibit 10(p) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 2003 (File
              No. 0-6247)).

10(o)   -     Security Agreement and Deed of Trust dated June 1, 2004 between
              South Hampton Refining Company and Martin Operating Partnership,
              L.P. (incorporated by reference to Exhibit 10(p) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
              (File No. 0-6247)).

10(p)   -     Addendum to Equipment Lease Agreement dated August 1, 2004, between
              Silsbee Trading and Transportation Corp. and south Hampton Refining
              Company (incorporated by reference to Exhibit 10(q) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              2004 (File No. 0-6247)).

14      -     Code of Ethics for Senior Financial Officers. (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 2003 (File No. 0-6247)).

16      -     Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A dated
              January 31, 2003 (File No. 0-6247)).

21      -     Subsidiaries (incorporated by reference to Exhibit 21 to the
              Company's Annual Report on Form 10-K for the year ended December 31,
              2001 (File No. 0-6247)).

24      -     Power of Attorney (set forth on the signature page hereto).

31.1    -     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    -     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
32.1    -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

32.2    -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                        -

                        - .

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

                                       ARABIAN AMERICAN DEVELOPMENT
                                       COMPANY

Dated: April 8, 2005                       By: /s/ Hatem El-Khalidi
                                               ---------------------------------
                                           Hatem El-Khalidi
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 8, 2005.

          SIGNATURE                                  TITLE

  /s/ Hatem El-Khalidi           President, Chief Executive Officer and Director
--------------------------                (principal executive officer)
      Hatem El-Khalidi

 /s/ Nicholas N. Carter                     Secretary and Treasurer
--------------------------        (principal financial and accounting officer)
     Nicholas N. Carter

  /s/  John A. Crichton                Chairman of the Board and Director
--------------------------
      John A. Crichton

/s/ Mohammed O. Al-Omair
--------------------------
    Mohammed O. Al-Omair                            Director

    /s/  Ghazi Sultan
--------------------------
        Ghazi Sultan                                Director

                                                                                      PAGE
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.....................           F-1

Consolidated Balance Sheets at December 31, 2004 and 2003...................           F-3

Consolidated Statements of Operations
     For the Years Ended December 31, 2004, 2003 and 2002...................           F-5

Consolidated Statement of Stockholders' Equity
     For the Years Ended December 31, 2004, 2003 and 2002...................           F-6

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2004, 2003 and 2002....................           F-7

Notes to Consolidated Financial Statements..................................           F-8

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedules........          F-29

Schedule II - Valuation and Qualifying Accounts
    For the Three Years Ended December 31, 2004.............................          F-30

INDEX TO SUPPLEMENTAL INDEPENDENT AUDITORS' REPORTS

Independent Auditors' Report on Productos Quimicos Coin, S.A. DE D.V.
    For the Financial Statements at December 31, 2004.......................          F-31

Independent Auditors' Report on Productos Quimicos Coin, S.A. DE D.V.
    For the Financial Statements at December 31, 2003.......................          F-33

Independent Auditors' Report on Productos Quimicos Coin, S.A. DE D.V.
    For the Financial Statements at December 31, 2002.......................          F-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of December 31, 2004 and 2003, or for the three years in the period ended December 31, 2004, the statements of which reflect total assets constituting 1% and 5%, respectively, and total revenues constituting 10%, 3% and 10%, respectively, of the consolidated totals. These statements were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred cumulative losses through December 31, 2004 of $19,108,460 and had an excess of current liabilities over current assets of $20,428,408 at December 31, 2004. As discussed in Notes 2 and 8 to the consolidated financial statements, at December 31, 2004, the Company was in default of various loan agreements totaling $17,509,108, including accrued interest. If resolution with the Company's creditors is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that debt financing or capital would be available. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORE STEPHENS TRAVIS WOLFF, LLP

Dallas, Texas
March 20, 2005

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                            ------------------------------
                                                2004              2003
                                            ------------      ------------
                  ASSETS

CURRENT ASSETS
    Cash                                    $    623,202      $    177,716
    Trade receivables, net                     3,198,081         2,810,858
    Inventories                                1,243,693           656,481
                                            ------------      ------------

          Total current assets                 5,064,976         3,645,055

PLANT, PIPELINE AND EQUIPMENT - AT COST       14,536,618        18,406,665
    LESS ACCUMULATED DEPRECIATION             (9,044,884)       (9,659,837)
                                            ------------      ------------

PLANT, PIPELINE AND EQUIPMENT, NET             5,491,734         8,746,828

AL MASANE PROJECT                             36,420,565        36,165,120

OTHER INTERESTS IN SAUDI ARABIA                2,431,248         2,431,248

MINERAL PROPERTIES IN THE UNITED STATES        1,058,102         1,211,674

OTHER ASSETS                                     581,258           472,572
                                            ------------      ------------

          TOTAL ASSETS                      $ 51,047,883      $ 52,672,497
                                            ============      ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                       2004               2003
                                                                                    -------------     -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $   2,649,899     $   7,587,963
  Accrued interest                                                                      4,133,964         3,467,657
  Accrued liabilities                                                                   1,145,399           832,236
  Accrued liabilities in Saudi Arabia                                                   2,749,128         2,671,840
  Notes payable                                                                        11,025,833        11,025,780
  Notes payable to stockholders                                                           718,000           718,000
  Current portion of long-term debt                                                     3,071,161         3,169,821
                                                                                    -------------     -------------

        Total current liabilities                                                      25,493,384        29,473,297

LONG-TERM DEBT                                                                          4,915,534                 -

DEFERRED REVENUE                                                                          175,141           166,543

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                            816,879           834,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized, 40,000,000 shares of $.10
      par value; issued and outstanding, 22,431,994 shares
      in 2004 and 2003                                                                  2,243,199         2,243,199
  Additional paid-in capital                                                           36,512,206        36,512,206
  Accumulated deficit                                                                 (19,108,460)      (16,557,704)
                                                                                    -------------     -------------

      Total stockholders' equity                                                       19,646,945        22,197,701
                                                                                    -------------     -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  51,047,883     $  52,672,497
                                                                                    =============     =============

    The accompanying notes are an integral part of the consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                        2004             2003              2002
                                                                     -----------      -----------       -----------
Revenues
  Refined product sales                                              $56,018,926      $35,760,439       $32,638,719
  Processing fees                                                      3,774,528        3,864,294         4,114,281
                                                                     -----------      -----------       -----------
                                                                      59,793,454       39,624,733        36,753,000

Operating costs and expenses
  Cost of refined product sales and processing                        52,465,984       36,374,346        29,529,641
  General and administrative                                           4,257,957        4,387,957         4,087,875
  Depreciation                                                         1,123,474        1,367,218         1,414,202
                                                                     -----------      -----------       -----------
                                                                      57,847,415       42,129,521        35,031,718
                                                                     -----------      -----------       -----------

      Operating income (loss)                                          1,946,039       (2,504,788)        1,721,282

Other income (expense)
  Interest income                                                         28,089           31,954            37,621
  Interest expense                                                    (1,600,718)      (1,244,749)       (1,354,042)
  Minority interest                                                        9,095            9,343             9,064
  Foreign exchange transaction gain (loss)                               (94,040)         149,551           240,106
  Miscellaneous income                                                    61,743           53,326            38,032
  Loss on foreclosure of Coin plant assets (Note 18)                  (2,900,964)               -                 -
                                                                     -----------      -----------       -----------

                                                                      (4,496,795)      (1,000,575)       (1,029,219)
                                                                     -----------      -----------       -----------

       Income (loss) before income taxes                              (2,550,756)      (3,505,363)          692,063

Income tax expense                                                             -                -                 -
                                                                     -----------      -----------       -----------

        Net income (loss)                                            $(2,550,756)     $(3,505,363)      $   692,063
                                                                     ===========      ===========       ===========

Basic and diluted net income (loss) per common share                 $     (0.11)     $     (0.15)      $      0.03
                                                                     ===========      ===========       ===========

Basic and diluted weighted average number of common
   shares outstanding                                                 22,731,994       22,731,994        22,731,994
                                                                     ===========      ===========       ===========

    The accompanying notes are an integral part of the consolidated financial statements.

             ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


                                        COMMON STOCK             ADDITIONAL
                                  -------------------------       PAID-IN        ACCUMULATED
                                    SHARES         AMOUNT         CAPITAL          DEFICIT           TOTAL
                                  ----------     ----------     -----------     ------------      -----------
DECEMBER 31, 2001                 22,431,994     $2,243,199     $36,512,206     $(13,744,404)     $25,011,001

    Net income                             -              -               -          692,063          692,063
                                  ----------     ----------     -----------     ------------      -----------

DECEMBER 31, 2002                 22,431,994      2,243,199      36,512,206      (13,052,341)      25,703,064

    Net loss                               -              -               -       (3,505,363)      (3,505,363)
                                  ----------     ----------     -----------     ------------      -----------

DECEMBER 31, 2003                 22,431,994     $2,243,199     $36,512,206     $(16,557,704)     $22,197,701

     Net loss                              -              -               -       (2,550,756)      (2,550,756)
                                  ----------     ----------     -----------     ------------      -----------

DECEMBER 31, 2004                 22,431,994     $2,243,199     $36,512,206     $(19,108,460)     $19,646,945
                                  ==========     ==========     ===========     ============      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                        2004              2003              2002
                                                                     -----------      -----------        ----------
Operating activities
   Net income (loss)                                                 $(2,550,756)     $(3,505,363)       $  692,063
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation                                                     1,123,474        1,367,218         1,414,202
      Increase (decrease) in deferred revenue                              8,598          (11,263)           56,934
      Unrealized (gain) loss on feedstock swaps                          184,800                -          (505,890)
      Loss on foreclosure of Coin plant assets                         2,900,964                -                 -
   Changes in operating assets and liabilities:
      (Increase) decrease in trade receivables                          (387,223)      (1,511,489)         (111,807)
      (Increase) decrease in inventories                                (587,212)         243,580          (176,748)
      (Increase) decrease in other assets                               (108,686)         (36,328)           51,581
      (Decrease) increase in accounts payable and accrued
         liabilities                                                   1,436,722        3,443,594          (871,743)
      Increase in accrued interest                                       853,832          909,179           801,590
      Increase in accrued liabilities in
         Saudi Arabia                                                     77,288          181,835            63,898
      Other                                                              (18,077)         (11,476)          (74,447)
                                                                     -----------      -----------        ----------
         Net cash provided by operating activities                     2,933,724        1,069,487         1,339,633
                                                                     -----------      -----------        ----------

Investing activities
   Additions to Al Masane Project                                       (255,445)        (346,963)         (202,016)
   Additions to plant, pipeline and equipment                         (1,949,760)        (156,363)         (545,939)
   (Additions to) reduction in mineral properties in
      the United States                                                  153,572             (664)              (41)
                                                                     -----------      -----------        ----------

         Net cash used in investing activities                        (2,051,633)        (503,990)         (747,996)
                                                                     -----------      -----------        ----------

Financing activities
    Additions to notes payable and long-term obligations                       -                -           299,236
    Reduction of notes payable and long-term obligations                (436,605)        (706,952)         (771,231)
                                                                     -----------      -----------        ----------

          Net cash used in financing activities                         (436,605)        (706,952)         (471,995)
                                                                     -----------      -----------        ----------

Net increase (decrease) in cash                                          445,486         (141,455)          119,642

Cash at beginning of year                                                177,716          319,171           199,529
                                                                     -----------      -----------        ----------

Cash at end of year                                                  $   623,202      $   177,716        $  319,171
                                                                     ===========      ===========        ==========

    The accompanying notes are an integral part of the consolidated financial statements.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS AND OPERATIONS OF THE COMPANY

      Arabian American Development Company (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities include manufacturing various specialty petrochemical products (also referred to as the "Petrochemical Segment") and developing mineral properties in Saudi Arabia and the United States (also referred to as the "Mining Segment"). All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 6 and 7).

      The Company's Petrochemical Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the "Petrochemical Company"), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. ("Coin"). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). South Hampton owns and operates a specialty petrochemical products facility near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton's truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products facility in Coatzacoalcos, on the Yucatan Peninsula. The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

      The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material inter-company accounts and transactions are eliminated.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company's principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2004 and 2003, there were no cash equivalents or short-term investments.

      INVENTORIES - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories in the United States and on the average cost method, or market, for inventories held in Mexico.

      MINERAL EXPLORATION AND DEVELOPMENT COSTS - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2004, none of the projects had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.

      PLANT, PIPELINE AND EQUIPMENT - Plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.

      OTHER ASSETS - Other assets include catalysts used in petrochemical operations, prepaid expenses, a note receivable and certain petrochemical assets.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      ENVIRONMENTAL LIABILITIES - Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

      DEFERRED REVENUE - Deferred revenue represents funds advanced by three suppliers and customers to defray development and processing costs and are being amortized over five year and fifteen year periods.

      STATEMENTS OF CASH FLOWS - In the statements of cash flows, cash includes cash held in the United States, Mexico, and Saudi Arabia. Significant non-cash investing and financing activities in 2004 include: (a) South Hampton entered into a security agreement with its feedstock supplier on an open account of $6.9 million to be reduced quarterly by $250,000, (b) South Hampton entered into a capital lease with a transportation equipment leasing company for the purchase of a manlift for approximately $137,000, and (c) the foreclosure of Coin plant assets resulted in the write-off of plant assets of $4,218,256, notes payable of $1,129,767 and accrued interest of $187,525 for a loss of $2,900,964. Significant activities in 2003 include the pay-off of South Hampton's $3.25 million revolving bank note with proceeds from sales of accounts receivables under a Purchase and Sale Agreement with the bank.

      NET INCOME (LOSS) PER SHARE - The Company computes basic income (loss) per common share based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (Note 14).

      FOREIGN CURRENCY AND OPERATIONS - The functional currency for each of the Company's subsidiaries is the US dollar. Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks.

      The Company's foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries' political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company's financial condition, operating results or cash flows.

      Saudi Arabian investors, including certain members of the Company's board of directors, own approximately 61% of the Company's outstanding common stock at December 31, 2004.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      common stock at the grant date over the amount the employee must pay to acquire the stock. See Note 11 for additional information relating to stock options.

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

      The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option contracts to decrease the price volatility of its natural gas fuel requirements in 2003 and 2004. These derivative agreements were not designated as hedges by the Company. (See Note 17.)

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2004 and 2003 due to the short-term maturity of these items. The Company's long-term debt is fixed rate debt. It is not practical to estimate the fair value of the Company's notes payable because quoted market prices do not exist for similar type debt instruments, and there are no available comparative instruments as a basis to value the notes.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

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

      In 2004, the FASB issued SFAS No. 123R, "Share-Based Payments", which will require that the cost resulting from all share-based payments be recognized in the financial statements, based upon the application of a fair value-based measurement method. SFAS 123R is effective as of the beginning of the third quarter of 2005. The Company does not anticipate the adoption of the Statement to have a material impact on the results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company does not expect adoption of SFAS No 153 to have a material impact on the results of operations.

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an excess of current liabilities over current assets of $20,428,408 at December 31, 2004.

                               Saudi Arabia      United States          Mexico            Total
                               ------------     --------------       ------------      ------------
Current assets                 $    322,964     $    4,429,927       $    312,085      $  5,064,976

Current liabilities              14,856,165          3,584,406          7,052,813        25,493,384
                               ------------     --------------       ------------      ------------

Excess of current liabilities
     over current assets       $(14,533,201)    $      845,521       $ (6,740,728)     $(20,428,408)
                               ============     ==============       ============      ============

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS -
CONTINUED

      As discussed in Note 8, the Company's Mining Segment was not in compliance with certain covenants in its loan agreements. Also, in the petrochemical segment, the plant facilities of Coin have been foreclosed by a lender (See Note 18).

      Historically, the Company's cash flows from operating activities in the petrochemical segment have been insufficient to meet the operating needs, planned capital expenditures and debt service requirements of the mining segment. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced difficulties obtaining additional financing. The Company presently needs additional financing in order to fund its planned mineral development and other activities.

      The Company's mining segment is in the development stage and has no operating revenue or cash flow. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. As discussed in Note 6, the Company intends to take steps to finance commercial development of the Al Masane mining project. However, there is no assurance the Company will be able to arrange financing.

      Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefit of approximately $947,000 due employees working in Saudi Arabia (this amount does not include amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries and termination benefits of approximately $1,195,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project, that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government's lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS -
CONTINUED

      is dependent upon (i) obtaining significant additional financing and (ii) attaining successful operations from one or more of these projects.

      The Company assesses the carrying values of its mining assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2005, are $1.40 per pound for copper and $.53 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. There are no assurances, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties.

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

      The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and generally does not require collateral from its customers. The largest customer accounted for 22.3% and 9% of the total product sales in 2004 and 2002, respectively. No one customer accounted for more than 10% of sales in 2003. The increase in sales to a single customer in 2004 was due to industry consolidation for the use of a by-product. Additional markets are available for those products. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2004.

      South Hampton's operations are dependent upon one major supplier for its feedstock supply. At December 31, 2004, South Hampton owed the supplier approximately $5,800,000 for feedstock purchases. In June of 2004, South Hampton signed a Purchase Agreement with the feedstock supplier with several conditions including a lien on the facility at Silsbee, Texas to secure the account. The agreement solidified the supply of feedstock to the facility for a two year period as long as certain conditions are met.

      Coin's operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. Coin's operations have been negatively impacted in 2003, 2002 and 2001 by the inability to obtain feedstock for production at a price that would allow it to be competitive in the market. In late 2003, Coin secured a purchase contract with Pemex for feedstock and purchased material throughout 2004 on a prepaid basis at a price which was compatible with normal market pricing.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

      The Company accounts for the transfers of accounts receivable as sales transactions. South Hampton entered into a $3.25 million revolving credit agreement in September 1999 with a bank, which terminated in June 2003. In July 2003 a Purchase and Sale (Factoring) Agreement with a limit of $4.5 million was instituted with the same bank. In July, 2004, the Bank raised the limit to $6.0 million on the factoring arrangement to accommodate the increased sales volume of the Company and also the higher sales prices which created higher Accounts Receivable amounts. The limit was raised to $8.5 million in January, 2005 as the sales volume and prices continued to increase. As collections reduce previously sold receivables, South Hampton may replenish these with new receivables. At December 31, 2004 and 2003, approximately $7.4 million and $3.4 million, respectively had been sold and, due to the revolving nature of the agreement, also remained outstanding. The initial sales proceeds under this agreement were used to retire the $3.25 million revolving credit agreement balance outstanding at December 31, 2002.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

      The agreement contains restrictions on dividends payable to the Company by South Hampton and is collateralized by accounts receivable. South Hampton was not in compliance with the dividend restriction at December 31, 2004. The Bank has waived the event of non-compliance as of December 31, 2004. The risk South Hampton bears from bad debt losses on U.S. trade receivables sold is retained since it holds a retained interest in the sold receivables of approximately $1.1 million and $0.5 million at December 31, 2004 and 2003, respectively. Receivables sold may not include amounts over 90 days past due. Expenses incurred under this program of approximately $434,000 and $114,000 are included in interest expense in the statements of operations for 2004 and 2003, respectively.

NOTE 5 - INVENTORIES

      Inventories include the following at December 31:

                                                 2004             2003
                                             -----------       -----------
Finished products                            $ 1,243,693       $   656,481
                                             ===========       ===========

      At December 31, 2004 and 2003, current cost exceeded the LIFO value by approximately $344,000 and $256,000, respectively.

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

      As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company's interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA -
CONTINUED

      upon with the Saudi Arabian government from the Company's share of the project's cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

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

      After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and will continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes. The Company paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005.

      Because of the very significant rise in the price of copper, zinc, gold, and silver which can be mined from the Al Masane mine, the Company is in the process of updating the feasibility study by its technical consultants. This will take approximately eight to ten weeks. When updating is completed, and if proven positive, the Company will attempt to locate a joint venture partner or partners and acceptable financing to develop the Al Masane mining project in accordance with the work program agreed upon with the Saudi Ministry of Petroleum and Mineral Resources. Once started, it will take approximately twenty-two months to complete. At that point, commercial production can begin from the mine.

      The Minister of Petroleum and Mineral Resources announced in October 2004, that a new revised Saudi Arabian Mining Code was approved by the Council of Ministries, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia.

      There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from the Saudi Industrial Development Fund ("SIDF") or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 6 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA -
CONTINUED

      rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates, which may improve the commercial viability of the project.

      Deferred exploration and development costs of the Al Masane Project at December 31, 2004, 2003 and 2002, and the changes in these amounts for each of the three years then ended are detailed below:

                             Balance at                   Balance at                 Balance at
                            December 31,     Activity    December 31,   Activity    December 31,    Activity
                               2004          for 2004        2003       for 2003        2002        for 2002
                            ------------     ---------   ------------   --------    ------------    --------
Property and equipment:
   Mining equipment         $  2,160,206             -   $  2,160,206          -    $  2,160,206           -
   Construction costs          3,140,493             -      3,140,493          -       3,140,493           -
                            ------------     ---------   ------------   --------    ------------    --------

      Total                    5,300,699             -      5,300,699          -       5,300,699           -

Other costs:
  Labor, consulting
    services and project
    administration costs    $ 22,036,863     $ 255,445   $ 21,781,418   $346,963    $ 21,434,455    $319,349
  Materials and
    maintenance                6,175,232             -      6,175,232          -       6,175,232           -
  Feasibility study            2,907,771             -      2,907,771          -       2,907,771           -
                            ------------     ---------   ------------   --------    ------------    --------

      Total                   31,119,866       255,445     30,864,421    346,963      30,517,458     319,349
                            ------------     ---------   ------------   --------    ------------    --------

                            $ 36,420,565     $ 255,445   $ 35,165,120   $346,963    $ 35,818,157    $319,349
                            ============     =========   ============   ========    ============    ========

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

      Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

                                                                        2004              2003
                                                                    ------------      ------------
Notes payable:
   Secured note to Saudi Arabian government (See Note A)            $ 11,000,000      $ 11,000,000
   Unsecured demand notes payable to Saudi investors                      13,333            13,280
   Other                                                                  12,500            12,500
                                                                    ------------      ------------

       Total                                                        $ 11,025,833      $ 11,025,780
                                                                    ============      ============

Notes payable to stockholders:
   Secured notes to investors (See Note B)                          $    698,000      $    698,000
   Unsecured note to Saudi investor (See Note C)                          20,000            20,000
                                                                    ------------      ------------

       Total                                                        $    718,000      $    718,000
                                                                    ============      ============

Long-term debt:
   Revolving notes to foreign banks (See Note D)                    $  2,044,096      $  3,169,821
   Secured note with vendor (See Note E)                               5,815,072                 -
   Capital lease with affiliated party (See Note F)                      127,527                 -
                                                                    ------------      ------------

       Total long-term debt                                            7,986,695         3,169,821
   Less current portion                                               (3,071,161)       (3,169,821)
                                                                    ------------      ------------

       Total long-term debt, less Current Portion                   $  4,915,534      $          -
                                                                    ============      ============

      (A) The Company has an interest-free loan of $11,000,000 from the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company's "movable and immovable" assets in Saudi Arabia.

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

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

      (D) Represents two loans payable to Mexican banks of $0 and $2,044,096, as of December 31, 2004. The first loan was payable in monthly payments through October 2004 and bears an interest rate of 5%. Due to economic conditions, neither interest nor principal had been paid since 2001. As discussed in Note 18, a loss on foreclosure was recorded in the fourth quarter of 2004. The second loan is payable in quarterly payments through March, 2007 and bears interest at the LIBOR rate plus seven points (LIBOR was 2.418% at December 31, 2004). The lender of the second loan holds a second lien on the plant facilities. This lender was placed in receivership by the Mexican government in 2001 and Coin has been unable to communicate with this lender since that occurrence. Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loan is classified as current in the financial statements. Unpaid interest and penalty interest of $3,721,179 and $3,103,009 are included in accrued interest at December 31, 2004 and 2003, respectively.

      (E) On June 1, 2004, South Hampton entered into a contract with a supplier for the purchase of 65,000 barrels per month of natural gasoline on an open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1,000,000 of the balance of $5,815,072 has been classified as current at December 31, 2004.

      (F) On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift. The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250. Title transfers to South Hampton at the end of the term.

      Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

                                                                           Capital Lease
      Year Ending December 31,                     Long-Term Debt           Obligations
                2005                               $    3,044,096          $     33,471
                2006                                    4,815,072                33,471
                2007                                            -                33,471
                2008                                            -                33,471
                2009                                            -                19,523
             Thereafter                                         -                     -
                                                   --------------          ------------

                Total                              $    7,859,168               153,407
                                                   ==============
 Less: Amount representing interest                                             (25,880)
                                                                           ------------

Present value of future minimum lease                                      $    127,527
              payments                                                     ============


      Interest of $ 746,444, $335,397 and $552,452 was paid in 2004, 2003, and
      2002, respectively.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 9 - ACCRUED LIABILITIES IN SAUDI ARABIA

      Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

                                                         2004              2003
                                                      ----------        ----------
Salaries                                              $1,433,712        $1,407,821
Termination benefits                                     708,317           683,010
Surface rentals                                          586,666           543,246
Other liabilities                                         20,433            37,763
                                                      ----------        ----------

          Total                                       $2,749,128        $2,671,840
                                                      ==========        ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. ("STTC"), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service. Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $42,000 per month as new and additional tractors and trailers were added to the fleet throughout the year. Total rental costs were approximately $414,000 in 2004, $388,000 in 2003 and $422,000 in 2002. See Note 16.

      The Company is the holder of the Al Masane Mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years. At December 31, 2004 annual payments due totaled $586,666. See Note 6.

      Future minimum lease payments under these lease agreements are as follows:

Year Ending
December 31
  2005                       $ 1,090,666
  2006                           621,300
  2007                           621,300
  2008                           621,300
  2009                           117,300
  Thereafter                   1,760,162
                             -----------

           Total             $ 4,832,028
                             ===========

      South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2004 and 2003 is $66,570 related to this guaranty.

      In October 2004, a $100,000 irrevocable standby letter of credit was issued by a bank in favor of the Company's trading partner for financial swap and option agreements. The letter of credit will expire on October 31, 2006.

      South Hampton is presently a defendant in ten lawsuits. The suits, seven of which are filed in Madison County, Illinois, and which include up to 70 other defendants, primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment at various occupations. The plaintiffs claim that the companies engaged in

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton does not believe the plaintiffs in the Illinois lawsuits ever came in contact with its products and is vigorously defending itself against these claims. The Company also believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

      South Hampton is a defendant in two lawsuits filed in Jefferson County, Texas. The first lawsuit was filed on September 2001, and alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer. South Hampton counter-offered a structured settlement. To date the plaintiff has not accepted or rejected the counter-offer or withdrawn settlement offer. A new trial date has been set for September 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans on continuing negotiations in an attempt to settle the case. The consolidated financial statements do not include any amounts related to this case. The second lawsuit was filed on May 29, 2003, and alleges that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 - 1984. Plaintiff claims that he suffers from an asbestos related disease, although this has not been confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter assistant building a plant for South Hampton in Vidor, Orange County, Texas for approximately three months. Plaintiff made a settlement demand and South Hampton has countered. This matter is currently number 46 on the Court's trial docket for May, 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans to vigorously defend this matter and continue negotiations to settle the case for nuisance value. The consolidated financial statements do not include any amounts related to this case.

      In 1993, at the request of the Texas Commission on Environmental Quality ("TCEQ"), formerly Texas Natural Resources Conservation Commission ("TNRCC"), South Hampton drilled a well to check for groundwater contamination under a spill area. Based on the results, two pools of hydrocarbons were discovered. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

      In August 1997, the TCEQ notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its petrochemical operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns.

      On February 2, 2000, the TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and intends to continue to vigorously defend against these allegations, the proposed penalties and proposed corrective actions. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES settlement. South Hampton has a liability of $200,000 recorded at December 31, 2004 and 2003, related to these environmental issues.

      A further amendment on separate issues was made by the TCEQ on December 13, 2001 for further violations relating to air quality control and waste requirements. The TCEQ proposed administrative penalties of $59,000. South Hampton settled this particular claim with the TCEQ in April 2002 for approximately $5,900.

      Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $232,100 in 2004, $232,500 in 2003 and $291,000 in 2002.

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

NOTE 11 - STOCK OPTIONS

      STOCK OPTIONS - The Company's Employee Stock Option Plan (the "Employee Plan") provided for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company had reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2004, no options to purchase shares were outstanding under the Employee Plan. The options vested at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan was registered with the Securities and Exchange Commission and expired May 16, 2003.

      The Company had periodically granted stock options to various parties, including certain officers and directors, who made loans to or performed critical services for the Company. Most of these options allowed the parties to purchase common stock for $1.00 per share.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

      Additional information with respect to all options outstanding at December 31, 2004, and changes for the three years then ended was as follows:

                                                                         2002
                                                            ------------------------------
                                                                          Weighted average
                                                             Shares        exercise price
                                                            ----------    ----------------
Outstanding at beginning of year                               872,000         $1.12
Forfeited                                                      (62,000)         1.38
                                                            ----------         -----

Options at end of year                                         810,000         $1.10
                                                            ==========         =====
Options exercisable at December 31, 2002                       810,000         $1.10
                                                            ==========         =====

                                                                         2003
                                                            ------------------------------
                                                                          Weighted average
                                                             Shares        exercise price
                                                            ----------    ----------------
Outstanding at beginning of year                               810,000         $1.10
Forfeited                                                     (365,000)         1.13
                                                            ----------         -----

Outstanding at end of year                                     445,000         $1.08
                                                            ==========         =====

Options exercisable at December 31, 2003                       445,000         $1.08
                                                            ==========         =====

                                                                         2004
                                                            ------------------------------
                                                                          Weighted average
                                                             Shares        exercise price
                                                            ----------    ----------------
Outstanding at beginning of year                               445,000         $1.08
Forfeited                                                      (45,000)         1.75
                                                            ----------         -----

Outstanding at end of year                                     400,000         $1.00
                                                            ==========         =====

Options exercisable at December 31, 2004                       400,000         $1.00
                                                            ==========         =====

      Additional information about stock options outstanding at December 31, 2004 is summarized as follows:

                                                    Options outstanding and exercisable
                                                 -----------------------------------------
                                                                   Weighted average
                                                            ------------------------------
                                                               Remaining          Exercise
Range of exercise prices                          Number    contractual life        price
------------------------                         -------    ----------------      --------
$1.00                                            400,000         10 years         $   1.00

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 12 - INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

                                                                 2004           2003                2002
                                                             ------------    -------------       -----------
Income taxes at U.S. statutory rate                          $   (867,257)   $  (1,191,823)      $   235,301
State taxes, net of federal benefit                                37,013          270,844            64,170
Net operating losses expired                                            -        3,704,513           155,079
Change in valuation allowance                                    (460,734)      (3,344,171)         (799,426)
Foreign operations losses with no
  benefit provided                                              1,276,609          580,210           337,946
Other items                                                        14,369          (19,573)            6,930
                                                             ------------    -------------       -----------

   Total tax expense                                         $          -    $           -       $         -
                                                             ============    =============       ===========

      The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

                                                                               December 31,
                                                             -----------------------------------------------
                                                                2004             2003               2002
                                                             ------------    -------------       -----------
Deferred tax liabilities:
   Plant, pipeline and equipment                             $   (377,000)   $    (396,000)      $  (481,000)

Deferred tax assets:
   Accounts receivable                                             36,000           82,000            76,000
   Mineral interests                                              236,000          236,000           236,000
   Accrued liabilities                                            184,000          149,000           123,000
   Net operating loss and contribution
       carry-forwards                                           2,870,000        3,389,000         6,837,000
   Tax credit carry-forwards                                      212,000          212,000           212,000
   Deferred gain on sale of property                               50,000           63,000            76,000
   Unrealized losses on swap agreements                            64,000                -                 -
                                                             ------------    -------------       -----------

   Gross deferred tax assets                                    3,652,000        4,131,000         7,560,000

Valuation allowance                                            (3,275,000)      (3,735,000)       (7,079,000)
                                                             ------------    -------------       -----------

   Net deferred tax assets                                        377,000          396,000           481,000
                                                             ------------    -------------       -----------

   Net deferred taxes                                        $          -    $           -       $         -
                                                             ============    =============       ===========

      The Company has provided a valuation allowance against the deferred tax assets because of uncertainties regarding their realization.

      At December 31, 2004, the Company had approximately $7,610,000 of net operating loss carry-forwards. These carry-forwards expire during the years 2005 through 2023. In addition, the Company has alternative minimum tax credit carry-forwards of approximately $212,000 that may be carried over indefinitely.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

      The Company has no Saudi Arabian or Mexican tax liability. At December 31, 2004, Coin had available net operating loss carry-forwards and recoverable tax on assets of approximately $6,514,000 and $562,000, respectively, expiring through 2014, which are limited to the income of Coin.

NOTE 13 - SEGMENT INFORMATION

      As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest. Information on segments is as follows:

                                                                           December 31, 2004
                                                             -----------------------------------------------
                                                              Refining          Mining             Total
                                                             ------------    -------------       -----------
Revenue from external customers                              $ 59,793,454    $           -       $59,793,454
Depreciation                                                    1,123,063              411         1,123,474
Operating income (loss)                                         2,559,527         (613,488)        1,946,039

Total assets                                                 $ 10,796,800    $  40,251,083       $51,047,883

                                                                           December 31, 2003
                                                             -----------------------------------------------
                                                              Refining          Mining            Total
                                                             ------------    -------------       -----------
Revenue from external customers                              $ 39,624,733    $           -       $39,624,733
Depreciation                                                    1,365,506            1,712         1,367,218
Operating income (loss)                                        (1,749,691)        (755,097)       (2,504,788)

Total assets                                                 $ 12,787,676    $  39,884,821       $52,672,497

                                                                           December 31, 2002
                                                             -----------------------------------------------
                                                               Refining          Mining            Total
                                                             ------------    -------------       -----------
Revenue from external customers                              $ 36,753,000    $           -       $36,753,000
Depreciation                                                    1,412,389            1,813         1,414,202
Operating income (loss)                                         2,211,310         (490,028)        1,721,282

Total assets                                                 $ 16,114,394    $  39,506,415       $55,620,809

      Information regarding foreign operations for the years ended December 31, 2004, 2003 and 2002 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                                               Year ended December 31,
                                                         -----------------------------------
                                                          2004         2003           2002
                                                         -------      -------        -------
Revenues
   United States                                         $56,203      $38,852        $34,057
   Mexico                                                  3,590          773          2,696
   Saudi Arabia                                                -            -              -
                                                         -------      -------        -------

                                                         $59,793      $39,625        $36,753
                                                         =======      =======        =======

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

                                                         Year ended December 31,
                                                     -------------------------------
                                                      2004         2003       2002
                                                     -------      -------    -------
Long-lived assets
   United States                                     $ 6,550      $ 5,392    $ 6,252
   Mexico                                                  -        4,567      4,915
   Saudi Arabia                                       38,852       38,596     38,249
                                                     -------      -------    -------

                                                     $45,402      $48,555    $49,416
                                                     =======      =======    =======

NOTE 14 - NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per share has been calculated as follows:

                                                                 2004            2003               2002
                                                              -----------     ------------       -----------
Basic and diluted
   Net income (loss)                                          $(2,550,756)    $ (3,505,363)      $   692,063
   Weighted average shares outstanding                         22,731,994       22,731,994        22,731,994

       Per share                                              $     (0.11)    $      (0.15)      $      0.03

      In 2004, 2003 and 2002, options for 400,000, 445,000 and 810,000 shares, respectively were excluded from diluted shares outstanding because their effect was anti-dilutive.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2004 (in thousands, except per share data):

                                                    Year Ended December 31, 2004
                                        -------------------------------------------------------
                                          First       Second     Third     Fourth
                                         Quarter     Quarter    Quarter   Quarter(1)     Total
                                        --------     --------  ---------  ----------    -------
Revenues                                $ 10,916     $ 13,459  $  15,961  $   19,457    $59,793
Net income (loss)                         (1,023)         (57)     1,903      (3,374)    (2,551)
Basic and diluted EPS                   $  (0.04)    $  (0.00) $    0.08  $    (0.15)   $ (0.11)

                                                    Year Ended December 31, 2003
                                        -------------------------------------------------------
                                          First       Second     Third      Fourth
                                         Quarter     Quarter    Quarter     Quarter      Total
                                        --------     --------  ---------  ----------    -------
Revenues                                $  8,900     $  9,890  $  10,703  $   10,132    $39,625
Net income (loss)                         (1,320)        (603)      (746)       (836)    (3,505)
Basic and diluted EPS                   $  (0.06)    $  (0.03) $   (0.03) $    (0.03)   $ (0.15)

(1) See "Note 18. Coin Assets Foreclosure" for the disclosure of the loss on foreclosure of $2,900,964 recorded in the fourth quarter.

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 16 - RELATED PARTY TRANSACTIONS

      At December 31, 2004, the Company has a liability to its President and Chief Executive Officer of approximately $1,195,000 in accrued salary and termination benefits, a loan payable to him for $53,000 and a loan payable to his wife for $100,000. There are also loans payable to two stockholders of the Company for $465,000 and $100,000.

      Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company's Chairman of the Board. The Company paid approximately $24,700, $23,500 and $24,700 in 2004, 2003 and 2002, respectively, pursuant to such arrangement.

      South Hampton incurred product transportation costs of approximately $414,000, $388,000 and $397,000 in 2004, 2003 and 2002, respectively, with
      STTC, which is currently owned by the President of TOCCO. A previous 50% owner of STTC and officer of TOCCO retired in January 2004.

      On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift. The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250. Title transfers to South Hampton at the end of the term. In 2004, gross payments of $16,250 were made.

NOTE 17 - DERIVATIVE INSTRUMENTS

      South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plant. Since 1992, the Company has used a varying number of financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. The effect of these agreements is to limit the Company's exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements. The agreements have covered approximately 20% to 40% of the average monthly feedstock requirements and up to 100% of natural gas purchases. Commodity swap agreements were entered into during 2004 with the last agreement expiring on June 30, 2005. South Hampton had option contracts outstanding as of December 31,2004 covering various natural gas price movement scenarios through March of 2005 and covering from 50% to 100% of the natural gas requirements for each month.

      For the years ended December 31, 2004, 2003 and 2002 the net realized gain
      (loss) from the derivative agreements was $1,779,240, ($71,492) and $1,032,045, respectively. The unrealized gain (loss) for the years ended December 31, 2004, 2003, and 2002 was ($184,800), $ -0-, and $505,890,
      respectively. The realized and unrealized gain (loss) is recorded in cost of refined product sales and processing in the consolidated statements of operations.

NOTE 18 - COIN ASSET FORECLOSURE

      A creditor of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days, however, the transfer had not occurred as of December 31, 2004. Management had been engaged with the creditor in negotiations to stop the legal transfer. As a result management of Coin and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. Coin remains in control and operates the facility. In March 2005, an additional procedure in the process to

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacoalcos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.

NOTE 19 - SUBSEQUENT EVENTS

      On January 28, 2005 South Hampton signed a contract with a major toll processing customer to double the capacity of the White Oils Fractionation Unit. Under the terms of the contract, the Company has eight (8) months to procure the equipment and complete construction. If construction is not completed timely, a monthly penalty will be assessed. The design of the addition is completed and all regulatory permits have been granted. The customer will reimburse the Company for capital expenditures in monthly payments over a five year period. Process fees are based upon the expanded capacity and contain minimum throughput requirements. Capital expenditure is expected to be approximately $2.0 million.

      On March 1, 2005 South Hampton signed a letter of intent with an investment group to finance the expansion of the White Oils Fractionation Unit. The interest rate of the note will be 12% and the loan will be repaid in quarterly installments over a five year period. The note will be secured by the assignment of the capital repayment portion of the proceeds of the contract with the customer. Other fees and conditions will apply. The loan is expected to close in early April, 2005. The procurement of the major equipment is in process and the financing is expected to mesh with the cash flow needs of the capital project.

      On March 15, 2005 the Board of Directors approved an agreement whereby a shareholder would loan the Company approximately $100,000 to be used to update the 1996 feasibility study of the Al Masane project. It is expected to take six to eight weeks to update the study.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Arabian American Development Company and Subsidiaries

Dallas, Texas

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 20, 2005. Our audits also include
Schedule II for this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2004, 2003, and 2002 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ MOORE STEPHENS TRAVIS WOLFF, LLP

Dallas, Texas
March 20, 2005

              ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 2004

                                                              Charged
                                          Beginning          (credited)                            Ending
Description                                balance          to earnings    Deductions             balance
-----------                               ---------         -----------   ------------            ---------
ALLOWANCE FOR DEFERRED
   TAX ASSET

     December 31, 2002                    7,878,919              -            (799,426)(a)(b)     7,079,493

     December 31, 2003                    7,079,493              -          (3,344,171)(a)        3,735,322

     December 31, 2004                    3,735,322              -            (460,734)(b)        3,274,588

(a) Expiration of carryforwards

(b) Utilization of carryforwards

                          INDEPENDENT AUDITOR'S REPORT

TO THE SHAREHOLDERS OF
PRODUCTOS QUIMICOS COIN, S.A. DE C.V.
MEXICO CITY, MEXICO

We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31 2004, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described by the Company in note 2A1 to the financial statements, the accompanying financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2004 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency, as to which we have issued a qualified opinion on February 22, 2005.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2004, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in note 8 to the financial statements, as a result of the mortgage foreclosure initiated by a Company creditor, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. On March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On February 22, 2005, Company's legal counsel and management concluded that there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown. As a result of the legal action, and not withstanding that formal notarization has not been formalized granting the creditor ownership of the assets, Company's management has resolved to recognize in its results for year ended December 31, 2004 the book value loss of the industrial plant representing an amount of $ 1,330,786, net of the amount in which Banco Internacional, S.A. obtained judicial award of the industrial plant for $ 1,059,769. This loss is included in results of operation as an extraordinary item. Company's management does not foresee to carry out activities leading to continue with its operations once the Company stops operating the industrial facilities.

As discussed in note 1 to the financial statements, the Company has reported accumulated losses for $12,772,428 and the statement of financial position shows excess of current liabilities over current assets for $6,400,280. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest amounts under certain loan agreements, as discussed in notes 8 and 9 to the financial statements. The default related to a Company creditor gave origin to the legal transfer of ownership of the industrial facilities mentioned in the above paragraph. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the

Company as a result of legal action followed by any business-related third party. Additionally, during the period January-May 2004, installed production capacity of the Company was used only partially, representing a cost of maintaining idle the industrial plant as described in note 1 to the financial statements.

Additionally, as discussed in note 13 to the financial statements, the Company has received notice of labor strike by the labor union, to take effect on March 1, 2005. Prior to February 22, 2005, a meeting was held before the Mexican Labor Authorities, having obtained an extension to formalize an agreement which guarantees the terms of the current labor contract. The labor union is calling for a review of the Collective Bargaining Agreement, to include, mainly, salary increases. If the Company and the labor union do not reach an agreement, the labor strike will break on March 1, 2005. Company's management estimates that a satisfactory agreement will be reached, allowing the continuation of production activities.

The issues described in the preceding three paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                                      DESPACHO FREYSSINIER MORIN, S.C.

                                       /s/ C.P. JUAN PABLO SOTO
                                       ------------------------
                                         C.P.C. JUAN PABLO SOTO
                                                PARTNER

Mexico City, Mexico
February 22, 2005

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

                                         DESPACHO FREYSSINIER MORIN, S.C.

                                           /s/ C.P. JUAN PABLO SOTO
                                           ------------------------
                                             C.P. JUAN PABLO SOTO
                                                    PARTNER

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

As described by the Company in note 2A1 to the financial statements, the accompanying financial statements are presented using accounting principles generally accepted in the United States of America and translated into U.S. dollars to comply with specific request by the shareholders. Separately, the Company has issued financial statements as of December 31, 2002 and for the year then ended in conformity with accounting principles generally accepted in Mexico and are expressed in Mexican currency, as to which we have issued a qualified opinion on February 24, 2003.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2003, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company has reported accumulated losses for $ 9,762,125 and the statement of financial position shows excess of current liabilities over current assets for $ 6,149,133. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest amounts under certain loan agreements, as discussed in notes 8 and 9 to the financial statements. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. Additionally, during the period January-December 2002, installed production capacity of the Company was only partially utilized, representing a cost of maintaining idle the industrial plant as described in note 1 to the accompanying financial statements. As a result of the preceding issues, the Company may be unable to continue its operations. The accompanying financial statements have been prepared on the basis applicable to a going concern and , accordingly, do not purport to give effect to adjustments relating to the valuation and reclassification of recorded liabilities that may be necessary in the event the company could not continue its operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2002, the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                              DESPACHO FREYSSINIER MORIN, S.C.

                                                /s/ C.P. JUAN PABLO SOTO
                                                -------------------------
                                                  C.P. JUAN PABLO SOTO
                                                        PARTNER

Mexico City, Mexico
February 14, 2003