Form 10-Q
period 2005-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2005-05-18
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

YES [ ] NO [X]

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2005: 22,731,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         MARCH 31,        DECEMBER 31,
                                                           2005               2004
                                                       ------------       ------------
ASSETS
    CURRENT ASSETS
       Cash                                            $    256,996       $    623,202
       Trade Receivables, Net                             3,147,571          3,198,081
       Financial Contracts                                1,032,320                 --
       Inventories                                        2,579,044          1,243,693
                                                       ------------       ------------
          Total Current Assets                            7,015,931          5,064,976

    PLANT, PIPELINE AND EQUIPMENT                        15,336,936         14,536,618
       Less: Accumulated Depreciation                    (9,193,615)        (9,044,884)
                                                       ------------       ------------
          Net Plant, Pipeline and Equipment               6,143,321          5,491,734

    AL MASANE PROJECT                                    36,474,352         36,420,565
    OTHER INTERESTS IN SAUDI ARABIA                       2,431,248          2,431,248
    MINERAL PROPERTIES IN THE UNITED STATES               1,058,525          1,058,102
    OTHER ASSETS                                            718,484            581,258
                                                       ------------       ------------

          TOTAL ASSETS                                 $ 53,841,861       $ 51,047,883
                                                       ============       ============

LIABILITIES
    CURRENT LIABILITIES
       Accounts Payable                                $  2,180,640       $  2,649,899
       Accrued Interest                                   4,013,592          4,133,964
       Accrued Liabilities                                1,326,717          1,145,399
       Accrued Liabilities in Saudi Arabia                2,499,157          2,749,128
       Notes Payable                                     11,025,833         11,025,833
       Notes Payable to Stockholders                        818,000            718,000
       Current Portion of Long-Term Debt                  3,071,161          3,071,161
                                                       ------------       ------------

              Total Current Liabilities                  24,935,100         25,493,384

    LONG-TERM DEBT                                        4,341,763          4,915,534
    DEFERRED REVENUE                                        163,436            175,141
    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          814,781            816,879

STOCKHOLDERS' EQUITY
    COMMON STOCK-authorized 40,000,000
       shares of $.10 par value; issued and
       outstanding, 22,431,994 shares in 2005
       and 2004                                           2,243,199          2,243,199
    ADDITIONAL PAID-IN CAPITAL                           36,512,206         36,512,206
    ACCUMULATED DEFICIT                                 (15,168,624)       (19,108,460)
                                                       ------------       ------------
          Total Stockholders' Equity                     23,586,781         19,646,945
                                                       ------------       ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 53,841,861       $ 51,047,883
                                                       ============       ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2005               2004
                                                         ------------       ------------
REVENUES
    Petrochemical Product Sales                          $ 17,682,776       $ 10,109,715
    Processing Fees                                         1,034,714            805,872
                                                         ------------       ------------
                                                           18,717,490         10,915,587

OPERATING COSTS AND EXPENSES
    Cost of Petrochemical Product Sales and Processing     13,189,369         10,263,926
    General and Administrative                              1,364,891            958,864
    Depreciation                                              148,732            333,647
                                                         ------------       ------------
                                                           14,702,992         11,556,437
                                                         ------------       ------------

    OPERATING INCOME (LOSS)                                 4,014,498           (640,850)

OTHER INCOME (EXPENSE)
    Interest Income                                             8,611              7,388
    Interest Expense                                         (376,942)          (397,770)
    Minority Interest                                           2,099              2,484
    Foreign Exchange Transaction Gain (Loss)                  269,187            (24,143)
    Miscellaneous Income (Expense)                             22,383             29,942
                                                         ------------       ------------
                                                              (74,662)          (382,099)
                                                         ------------       ------------

    NET INCOME (LOSS)                                    $  3,939,836       $ (1,022,949)
                                                         ============       ============

Basic and Diluted Net Income (Loss)
  per Common Share                                       $       0.17       $      (0.05)
                                                         ============       ============

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                             22,731,994         22,731,994
                                                         ============       ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005


                             COMMON STOCK                ADDITIONAL
                    ------------------------------        PAID-IN         ACCUMULATED
                       SHARES            AMOUNT           CAPITAL            DEFICIT            TOTAL
                    ------------      ------------      ------------      ------------       ------------
DECEMBER 31, 2004     22,431,994      $  2,243,199      $ 36,512,206      $(19,108,460)      $ 19,646,945

   Net Income                 --                --                --         3,939,836          3,939,836
                    ------------      ------------      ------------      ------------       ------------

MARCH 31, 2005        22,431,994      $  2,243,199      $ 36,512,206      $(15,168,624)      $ 23,586,781
                    ============      ============      ============      ============       ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                            2005               2004
                                                                         -----------       -----------
OPERATING ACTIVITIES
    Net Income (Loss)                                                    $ 3,939,836       $(1,022,949)
    Adjustments to Reconcile Net Income (Loss)
      To Net Cash Provided by Operating Activities:
       Depreciation                                                          148,732           333,647
       Decrease in Deferred Revenue                                          (11,705)          (15,705)
       Unrealized Gain on Financial Contracts                             (1,217,120)         (280,182)
    Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Trade Receivables                               50,510          (317,812)
       Increase in Inventories                                            (1,335,351)         (385,186)
       Increase in Other Assets                                             (137,226)          (58,321)
       Increase (Decrease) in Accounts Payable and Accrued Liabilities      (103,141)        1,813,630
       Increase (Decrease) in Accrued Interest                              (120,372)          235,898
       Increase (Decrease) in Accrued Liabilities in Saudi Arabia           (249,971)           94,073
       Other                                                                  (2,099)           (8,269)
                                                                         -----------       -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                             962,093           388,824
                                                                         -----------       -----------

INVESTING ACTIVITIES
    Additions to Al Masane Project                                           (53,787)         (158,347)
    Additions to Plant, Pipeline and Equipment                              (800,318)         (131,747)
    (Additions to) Reduction in Mineral Properties in the United States         (423)              625
                                                                         -----------       -----------

       NET CASH USED IN INVESTING ACTIVITIES                                (854,528)         (289,469)
                                                                         -----------       -----------

FINANCING ACTIVITIES
    Additions to Notes Payable and Long-Term Obligations                     100,000            17,957
    Reduction of Notes Payable and Long-Term Obligations                    (573,771)               --
                                                                         -----------       -----------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (473,771)           17,957
                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH                                             (366,206)          117,312

CASH AT BEGINNING OF PERIOD                                                  623,202           177,716
                                                                         -----------       -----------

CASH AT END OF PERIOD                                                    $   256,996       $   295,028
                                                                         ===========       ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2004 Annual Report on Form 10-K.

   These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Petrochemical Company"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and approximately 99.9% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company's Specialty Petrochemicals Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2. INVENTORIES

   Inventories include the following:

                          MARCH 31, 2005    DECEMBER 31, 2004
                          --------------    -----------------
Feedstock                   $1,062,312          $       --
Petrochemical products       1,516,732           1,243,693
                            ----------          ----------
                            $2,579,044          $1,243,693
                            ==========          ==========

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States, and on the average cost method, or market, for inventory held in Mexico. At March 31, 2005, current cost exceeded LIFO value by approximately $452,000. At December 31, 2004, current cost exceeded the LIFO value by approximately $344,000.

3. NET INCOME (LOSS) PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2004, respectively.

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ----------------------
                                            2005          2004
                                          --------      --------
Net Income (Loss)                         $  3,940      $ (1,023)
                                          ========      ========
Weighted Average Shares Outstanding:
      Basic and Diluted                     22,732        22,732
                                          ========      ========
Net Income (Loss) Per Share:
      Basic and Diluted                   $   0.17      $  (0.05)
                                          ========      ========

   For the three months ended March 31, 2005 and 2004, options for 400,000 shares and 445,000, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4. SEGMENT INFORMATION

   As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED MARCH 31, 2005    PETROCHEMICAL     MINING         TOTAL
---------------------------------    -------------  ------------   ------------
Revenue from external customers       $ 18,717,490  $         --   $ 18,717,490
Depreciation                               148,732            --        148,732
Operating income (loss)                  4,137,135      (122,637)     4,014,498

Total assets                          $ 13,707,032  $ 40,134,829   $ 53,841,861

THREE MONTHS ENDED MARCH 31, 2004    PETROCHEMICAL     MINING          TOTAL
----------------------------------   -------------  ------------   ------------
Revenue from external customers       $ 10,915,587  $         --   $ 10,915,587
Depreciation                               333,545           102        333,647
Operating loss                            (463,413)     (177,437)      (640,850)

Total assets                          $ 13,766,707  $ 40,026,210   $ 53,792,917

   Information regarding foreign operations for the three months ended March 31, 2005 and 2004 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                   THREE MONTHS ENDED
                        MARCH 31,
                   -------------------
                    2005         2004
                   -------     -------
REVENUES
    United States  $17,385     $10,624
    Mexico           1,332         292
    Saudi Arabia        --          --
                   -------     -------
                   $18,717     $10,916
                   =======     =======
LONG-LIVED ASSETS
    United States  $ 7,201     $ 5,282
    Mexico              --       4,479
    Saudi Arabia    38,906      38,755
                   -------     -------
                   $46,107     $48,516
                   =======     =======

5. LEGAL PROCEEDINGS

   South Hampton is presently a defendant in eight lawsuits. The suits, seven of which are filed in Madison County, Illinois, and which include up to 70 other defendants, primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment at various occupations. The plaintiffs claim that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton does not believe the plaintiffs in the Illinois lawsuits ever came in contact with its products and is vigorously defending itself against these claims. The Company also believes it has adequate insurance coverage to protect it financially from any damage awards that might be incurred.

   South Hampton is a defendant in one lawsuit filed in Jefferson County, Texas. The lawsuit was filed on September 2001, and alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer. South Hampton counter-offered a structured settlement. The plaintiff has rejected the counter-offer and has maintained their settlement offer. The case is currently on the September 2005 court docket. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans on continuing negotiations in an attempt to settle the case. The consolidated financial statements do not include any amounts related to this case.

   A second lawsuit filed on May 29, 2003 alleges that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 - 1984. A notice of non-suit was filed in April of 2005 by the Plaintiff's attorney.

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

   For comparison purposes, in the only settlement by the Company in recent history, the TCEQ notified South Hampton on December 13, 2001 that it found several alleged violations of TCEQ rules during a record review in October 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900. There is no assurance the outcome of this incident is reflective of the potential outcome of the currently outstanding allegation issues.

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

   On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000-2003 time period when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company has remained in control of the facility and has continued its legal challenge to the foreclosure. As a result of the matters discussed in Note 8, management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. Also see Note 9.

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

   On July 29, 2003, a Purchase and Sale Agreement was negotiated with a bank whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank agreed to purchase up to $4.5 million of invoices. Management expects the fees and interest charged by the bank in this arrangement will equate to an effective interest rate of approximately 9.0%. In July 2004, the limit of purchases was raised to $6.0 million by the bank, and in January, 2005 it was raised again to $8,500,000. At March 31, 2005, approximately $4,288,000 of receivables had been sold and, due to the revolving nature of the agreement, also remained outstanding. The original agreement restricts the payment of any dividends to the Company by South Hampton to an amount not to exceed $50,000 a month, provided that South Hampton is not in default under the agreement. The Company adhered to this agreement until December 2004 when the first installment of the mining lease payment was due. South Hampton advanced to the parent Company in the form of a dividend, $260,000, which was used to pay the installment due. The Bank waived default on this excess 2004 dividend by letter dated April 6, 2005. The Bank also approved an amendment raising the total dividends allowed during 2005 to $1,000,000. The agreement is collateralized by a security interest in South Hampton's accounts receivable. At March 31, 2005, South Hampton was in compliance with the provisions of the agreement.

   A contract was signed on June 1, 2004 between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1.0 million of the balance of approximately $5.2 million has been classified as current at March 31, 2005. The supplier is currently the sole provider of the facility's feedstock supply.

   On August 1, 2004, South Hampton entered into a $164,523 capital lease with Silsbee Trading and Transportation for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term. At March 31, 2005, approximately $23,000 represents interest, resulting in a present value of $121,755 of which $27,065 is classified as current.

   At March 31, 2005, Coin had a loan to a Mexican bank in the amount of $2,044,096, payable in quarterly payments through March, 2007, bearing interest at the LIBOR rate plus seven points (LIBOR was 2.86% at March 31, 2005) and collateralized by a second lien on the plant facilities. This lender was placed in receivership by the Mexican government in 2001 and Coin has been unable to communicate with this lender since that occurrence. Coin was in default of the loan covenants as a result of not having made its quarterly payments and therefore the loan is classified as current in the financial statements. Unpaid interest totaled $2,601,587 at March 31, 2005.

   TOCCO recorded a loss on foreclosure in the fourth quarter of 2004 related to a loan from a Mexican bank holding a first lien on the plant facilities. See Notes 8 and 9. Unpaid interest on this loan totaled $529,797 at March 31, 2005 and has not been extinguished by the bank's insubstance foreclosure of the Coin plant.

   At March 31, 2005, the Company has a liability to its President and Chief Executive Officer of approximately $1,212,000 for accrued salary and termination benefits, a loan payable to him of $53,000 and a loan payable to his wife of $100,000. There are also loans payable to two stockholders of the Company of $565,000 and $100,000.

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

   On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstocks and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feed volumes to the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. The Company had option contracts outstanding as of March 31, 2005 covering various natural gas price movement scenarios through October of 2005 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, the Company had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through June of 2005. For the three months ended March 31, 2005 and 2004, the net realized gain from the derivative agreements was $342,318 and $9,240, respectively. There was an estimated unrealized gain for the three months ended March 31, 2005 and 2004 of approximately $1,217,120 and $280,182, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2005 and 2004.

8. COIN ASSET FORECLOSURE

    A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days, however, the transfer had not occurred as of March 31, 2005. Management had been engaged with the creditor in negotiations to stop the legal transfer. As a result, management of Coin and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. In March 2005, an additional procedure in the process to transfer title occurred, such that, management believes it is probable that title to the plant in Coatzacoalcos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. See Note 9.

9. SUBSEQUENT EVENTS

   In late April, 2005, management met with a third party who has a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings are completed. A tentative agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company would receive relief from the remaining outstanding bank interest and penalties of approximately $530,000, would be relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and would receive $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation is being prepared and is expected to be completed in the second quarter 2005.

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

   SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. Throughout the 1990's the Petrochemical Company enjoyed the benefits of economic expansion in the US and relatively low and stable energy prices. In 2000, energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company's steady performance. The Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003, the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron fiasco, several of the Company's trading partners in the hedging program dropped out of the business and the Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices temporarily began to fall back to more moderate levels and at the same time the Company was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, the Company had financial swaps in place which gave it protection against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004 and has continued into 2005.

   South Hampton obtains its feedstock requirements from a sole source vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier will purchase up to $1,800,000 of capital equipment for use by South Hampton to facilitate the execution of a new processing agreement between a large customer and South Hampton. The equipment purchased by the supplier will remain the property of the supplier who will enter into a ground lease for the land upon which the capital equipment is located. South Hampton and the supplier will also enter into a throughput arrangement whereby South Hampton will agree to throughput product (utilizing the purchased capital equipment) from the supplier at a rate and volume to be negotiated based upon the new agreement with the customer. The terms of both the throughput arrangement and the ground lease with the supplier will be five years. As security for the funds used to purchase the capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility's equipment.

   A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at March 31, 2005. The supplier is currently the sole provider of the feedstock supply. At March 31, 2005, South Hampton owed the supplier approximately $5.2 million.

   The Company has signed a Letter of Intent with an investment group to provide financing via a five year loan for the expanded toll processing facility as an alternative to the ground lease and throughput fee arrangement discussed in a preceding paragraph. Discussions are continuing and a decision will be made in the second quarter as to which arrangement is more advantageous to the Company.

   On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.

   As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2005, and therefore, its creditors have the right to declare the debt to be immediately due and payable. If this were to occur, Coin would currently be unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. See Notes 8 and 9 to the consolidated financial statements.

   MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed over the last five years because the open market prices for the minerals were not sufficient to attract the additional investment required to achieve production. As the world economy and metal prices have improved over the last year, the investment viability has improved and steps are being taken to take advantage of the improved investment climate.

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

   After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and was attached to the letter. The Company also agreed to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and to continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes. The Company paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005.

   The Company is making preparations to implement the work program. After initialization, the program will take approximately twenty-two months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavin Engineering and Construction Company of Toronto, Canada, to update the feasibility study. The updated study will allow the Company to pursue potential joint venture partners to manage the project and to obtain acceptable financing to commercially develop the program. The prices of zinc, copper, gold and silver have increased significantly over the last two years. The updated study is expected to be completed by early in the third quarter of 2005. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Without a joint venture, the work program cannot be accomplished as planned. Financing for the updated feasibility study was provided by an advance from a major shareholder.

   The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. The mining code was revised, was approved by the Council of Ministers, and was issued by Royal Decree prior to the end of 2004.

   On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and is expected to be acted upon now that the new Saudi Arabian Mining Code is approved.

   Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $933,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,212,000).

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

   The Company's management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Two members of the Board are geologists, and a third is a petroleum engineer. Neither management nor the Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation. The Company intends to hire qualified and experienced managers for the operation at the appropriate time. In addition, the Company has from time to time employed various respected engineering and financial advisors to assist in development and evaluation of the project. The consultants currently being employed to update the feasibility of the project are SNC-Lavalin of Toronto, Canada. Company management may not be totally aware in detail of the specific requirements related to working within this industry. Therefore, there is risk the decisions and choices may not take into account standard engineering or management approaches mineral exploration companies commonly use. If these issues are not correctly handled, the operations, earnings and ultimate financial success of the Mining Segment could suffer irreparable harm due to management's lack of experience in this portion of the development of the project. The amount of risk will ultimately depend upon the Company's skill in using consultants and in hiring experienced personnel to manage the operation.

RESULTS OF OPERATIONS

   SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2005, total petrochemical product sales (including Coin) increased approximately $7,573,000 or 75%, while the cost of sales (excluding depreciation) increased approximately $2,925,000 or 29% from the same period in 2004. Consequently, the total gross profit margin on revenue in the first quarter of 2005 increased approximately $4,876,000 or 748% compared to the same period in 2004. Coin's sales for the quarter increased approximately $1,040,438 or 357%, while its cost of sales (excluding depreciation) increased approximately $480,000 or 1798%. Coin had a positive gross profit margin on product sales in this quarter of approximately $584,000, compared to a positive gross profit margin of approximately $24,000 in the same quarter in 2004.

   The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. The total capacity of the unit was increased by approximately 30% and was fully functional by March 31, 2005. The Company has experienced typical mechanical reliability issues since the startup with the increased volume and is resolving those as they arise. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. No reportable injuries were recorded during the effort.

   The first quarter of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs for the Company and, with feedstock prices rising rapidly, the Company was unable to raise product prices quickly enough to cover the increased costs. This resulted in severe losses in January and, to a lesser extent, February. By March, 2004, the Company had raised its product prices and adjusted its business to cover the increases, which enabled it to regain a positive cash flow position. Feedstock prices moderated early in the second quarter 2004 but by the end of the quarter and throughout the third and fourth quarters the prices were again on the upswing. The first quarter of 2005 has seen generally high feedstock prices but they have fluctuated within a range rather than continuing the steady increase of the prior year. The Company has been able to keep product prices high enough to maintain a positive cash flow and cover the higher fuel gas and transportation costs. Sales demand has remained high during the last fifteen months even with the constant price increases to the customers. Management attributes the strong sales demand to both the stronger general economic activity of the past year, and to the growth in the industries served by the petrochemical product lines. Growth of the markets served has generally been 2% to 3% annually over the last ten years.

   Since late 2003, the Company has entered into derivative agreements to dampen the sudden price spikes and to provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed to avoid the large losses experienced in the past. Generally, approximately 50% of the monthly feedstock requirements are covered at any one time. This ratio cushions the price increases and still allows the Company to experience partial benefit when the price drops. In the first quarter of 2005, the natural gasoline derivative agreements had a realized gain of approximately $361,368 and an estimated unrealized gain of approximately $1,106,490 for a total positive effect of approximately $1,467,858.

   The price of natural gas (fuel gas), which is the petrochemical operation's largest single expense, continued to be high during the first quarter of 2005 compared to historical levels. The Company has entered into option contracts for fuel gas through the first quarter of 2006, to attempt to minimize the impact of price fluctuations in the market. The Company has also been able to pass through the price increases as they have occurred. In the first quarter of 2005, the natural gas derivative agreements had a realized loss of approximately $(19,050) and an estimated unrealized gain of approximately $110,630 for a total positive effect of approximately $91,580.

   The toll processing fee revenue for the first quarter of 2005 of approximately $1,035,000 was an increase of approximately $229,000 or 28% above the fees for the same period in 2004. Customers are very active and remain on long-term contracts. While there are some fluctuations in the tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise in the second half of 2005 when expanded facilitates for one of the major customers are completed. The contract was signed on January 28,

   2005 with the expanded operations to commence within eight months of the signing of the agreement. The revised contract will generate additional processing fees, contains a capital repayment feature, and carries penalties for being late in completion of the expansion project.

   Interest expense decreased as the debt of the Company decreased due to improved profitability of the Company and adequate cash flow. The Company's largest supplier of feedstock asked for security on the account because of the large increase in the amounts owed for feedstock purchases. While the volume of feedstocks purchased has remained relatively consistent, the significant price changes in the petroleum markets have increased the dollar amount of such purchases. The Company negotiated a security agreement with the supplier, which has solidified the supply of feedstock to the Company at favorable terms compared to what is otherwise available in the market. Under the security agreement, the supplier has a first lien on most of South Hampton's assets. The increased feedstock volumes required by the expanded solvent operation will be provided under this same arrangement with the current supplier.

   Coin restarted production in the first quarter of 2004 after having been shut down during the latter part of 2003 for economic reasons. Coin, in early 2004, procured a sales contract with the largest user of pentanes in Mexico, which gave the operation sufficient volume to justify operating on a daily basis. The plant facilities of Coin have been foreclosed by a creditor (See Notes 8 and 9 to the consolidated financial statements).

   MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' shares of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

   The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs, based on production to begin no sooner that 2005, are $1.40 per pound for copper and $.53 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2005. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   ISSUER PURCHASES OF EQUITY SECURITIES

   The following table sets forth information about the Company's Common Stock repurchases during the three months ended March 31, 2005:

                                                                               (c)                         (d)
                                                                       Total Number of Shares       Maximum Number of
                                        (a)               (b)           Purchased as Part of     Shares that May Yet be
                                  Total Number of    Average Price       Publicly Announced       Purchased Under the
         Period                   Shares Purchased   Paid Per Share       Plans or Programs         Plans or Programs
------------------------          ----------------   --------------    ----------------------    ----------------------
January 1, 2005 through
   January 31, 2005                      --             $    --                  --                       --

February 1, 2005 through
   February 28, 2005                     --             $    --                  --                       --

March 1, 2005 through
   March 31, 2005                        --             $    --                  --                       --
                                        ---             -------                 ---                      ---

Total                                    --             $    --                  --                       --
                                        ===             =======                 ===                      ===

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE.

ITEM 5. OTHER INFORMATION.

   A shareholder of the Company who is interested in submitting a proposal for inclusion in the Company's proxy materials for the annual meeting of shareholders, which is tentatively scheduled sometime in December 2005, must submit the proposal to the Company at its principal executive office no later than September 1, 2005. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than September 1, 2005.

ITEM 6. EXHIBITS.

   The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
3(a)        -     Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to
                  Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 2000 (File No. 0-6247)).

3(b)        -     Bylaws of the Company, as amended through March 4, 1998
                  (incorporated by reference to Exhibit 3(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

10(a)       -     Contract dated July 29, 1971 between the Company, National
                  Mining Company and Petromin (incorporated by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

10(b)       -     Loan Agreement dated January 24, 1979 between the Company,
                  National Mining Company and the Government of Saudi Arabia
                  (incorporated by reference to Exhibit 10(b) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999 (File No. 0-6247)).

10(c)       -     Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the
                  Company (incorporated by reference to Exhibit 10(c) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(d)       -     Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1999 (File No.
                  0-6247)).*

10(e)       -     Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(f)       -     Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 0-6247)).

10(g)       -     Letter Agreement dated August 15, 1995 between Hatem
                  El-Khalidi and the Company (incorporated by reference to
                  Exhibit 10(l) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 (File No. 0-6247)).

10(h)       -     Letter Agreement dated August 24, 1995 between Sheikh Kamal
                  Adham and the Company (incorporated by reference to Exhibit
                  10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(i)       -     Letter Agreement dated October 23, 1995 between Sheikh Fahad
                  Al-Athel and the Company (incorporated by reference to Exhibit
                  10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(j)       -     Letter Agreement dated November 30, 1996 between Sheikh Fahad
                  Al-Athel and the Company (incorporated by reference to Exhibit
                  10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

10(k)       -     Purchase and Sale Agreement/Security Agreement dated July 29,
                  2003 between Southwest Bank of Texas, N.A. and South Hampton
                  Refining Company, together with related Restricted Payments
                  Letter Agreement and Guaranty of Texas Oil & Chemical Co. II,
                  Inc. (incorporated by reference to Exhibit 10(s) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (File No. 0-6247)).

10(l)       -     Equipment Lease Agreement dated November 14, 2003, between
                  Silsbee Trading and Transportation Corp. and South Hampton
                  Refining Company (incorporated by reference to Exhibit 10(o)
                  to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2003 (File No. 0-6247)).

10(m)       -     Pledge Agreement dated as of May 15, 2001, by Arabian American
                  Development Company, American Shield Refining Company, Fahad
                  Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak
                  (incorporated by reference to Exhibit 10(p) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2003 (File No. 0-6247)).

10 (n)      -     Security Agreement and Deed of Trust dated June 1, 2004
                  between South Hampton Refining Company and Martin Operating
                  Partnership, L.P. (incorporated by reference to Exhibit 10(p)
                  to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-6247)).

10 (o)      -     Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and South
                  Hampton Refining Company (incorporated by reference to Exhibit
                  10(q) to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 2004 (file No. 0-6247)).

10 (p)      -     Letter Agreement dated May 7, 2005 between Sheikh Fahad
                  Al-Athel and the Company.

31.1        -     Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31.2        -     Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1        -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

32.2        -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2005      ARABIAN AMERICAN DEVELOPMENT COMPANY
                        (Registrant)

                        By: /s/ NICHOLAS CARTER
                            ------------------------------------------
                            Nicholas Carter Secretary/Treasurer
                            (Authorized Officer and Principal Financial Officer)