Form 10-K/A
period 2004-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2005-06-14
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from ___________ to ________

Commission File Number 0-6247

ARABIAN AMERICAN DEVELOPMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)

10830 North Central Expressway Suite 175 Dallas, Texas (Address of principal executive offices)	75231 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (214) 692-7872

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title Of Class)
Common Stock, par value $0.10 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of December 31, 2004: 22,731,994.

The aggregate market value on June 30, 2004 of the registrant’s voting securities held by non-affiliates was $1,906,191.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report.

TABLE OF CONTENTS`

Item Number and Description

PART I

ITEM 1. Business.

General

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967. The Company’s principal business activities include refining various specialty petrochemical products and developing mineral properties in Saudi Arabia and the United States. All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations. The Company’s undeveloped mineral interests are primarily located in Saudi Arabia.

United States Activities. The Company’s domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Refining Company (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas that is one of the largest manufacturers of pentanes consumed in North America. Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”). Pioche does not conduct any substantial business activities. See Item 2. Properties.

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

Mexico Activities. TOCCO owns approximately 93% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. (“Coin”), a specialty petrochemical product company. The facility is located in Coatzacoalcos, on the Yucatan Peninsula. An administrative office is located in Mexico City.

See Item 2. Properties for additional discussions regarding all of the Company’s properties and financing of the Al Masane project.

Note 13 to the Consolidated Financial Statements contain information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2004, 2003 and 2002. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.

International Operations

A substantial portion of the Company’s mineral properties and related interests, and one of its specialty petrochemical facilities, are located in Saudi Arabia and Mexico, respectively. Specific and known risks are discussed in detail in this report; however, the Company’s international operations involve additional general risks not usually associated with domestic operations, any of which could have a material and adverse affect on the Company’s business, financial condition or results of operations, including a heightened risk of the following:

Economic and Political Instability; Terrorist Acts; War and Other Political Unrest. The U.S. military action in Iraq, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which the Company has substantial interests and operations. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against the properties and personnel of companies such as the Company. The Company’s operations in Saudi Arabia and elsewhere could be further adversely affected by post-war conditions in Iraq if armed hostilities, acts of terrorism or other unrest persist. Recent acts of terrorism and threats of armed conflicts elsewhere in the Middle East could also limit or disrupt the Company’s operations.

War and other political unrest also may cause unforeseen delays in the development of the Company’s mineral properties and related interests located in Saudi Arabia, and interruption in the operation of the Company’s specialty petrochemical facility located in Mexico, and may pose a direct security risk to such interests and operations.

Such economic and political uncertainties may materially and adversely affect the Company’s business, financial condition or results of operations in ways that cannot be predicted at this time.

Termination of Mining Lease; Expropriation or Nationalization of Assets. The Company’s mining lease for the Al Masane area in Saudi Arabia is subject to the risk of termination if the Company does not comply with its contractual obligations. See Item 2. Properties. Further, the Company’s foreign assets are subject to the risk of expropriation or nationalization. If a dispute arises, the Company may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.

Compliance with Foreign Laws. Because of the Company’s substantial international operations, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the manufacturing of specialty petrochemical products and the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company’s operating costs or may significantly limit its business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. The

Company is not currently aware of any specific situations of this nature, but there is always the opportunity for this type of difficulty to arise in the international business environment.

Mining Management Risks. The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, the Chairman of the Board, is a renowned oil and mineral consultant to major companies with world wide experience. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr Hatem El-Khalidi , who holds an MSc. in Geology from Michigan State University, is also a consultant in oil & mineral exploration and is the person who discovered the Al Masane deposits which were subsequently developed by the Company under his direct supervision. The other board members, Saudi citizens, are both graduates with Masters degrees with an MSc. in Geology being held by Mr. Ghazi Sultan from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources for Mineral Resources from 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry which had a two hundred million dollar yearly budget and was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these explored and evaluated many mineral deposits for the Ministry in the Kingdom with some becoming mines. Mr. Mohammad Al-Omair, another Saudi director, holds an MBA degree from the University of Washington and is the senior executive vice president of Fal Holdings Company of Saudi Arabia which is one of the large industrial and business holding companies in the country with offices in London and Portland, Oregon. Mr. Sultan and Mr. Al-Omair are members of the Audit and Executive Committees of the Company. Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA degree and is a CPA with extensive experience in the management of the company’s refinery and petrochemical plant since before it was acquired by the Company in 1986.

Neither management nor the Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation. The Company intends to hire qualified and experienced managers for the operation at the appropriate time. In addition, the Company has from time to time employed various respected engineering and financial advisors to assist in the development and evaluation of the mining projects. The consultants currently being employed to update the feasibility of the Al Masane project are SNC-Lavalin of Toronto, Canada. Company management may not be totally aware in detail of the specific requirements related to working within this industry. Therefore, there is risk that the decisions and choices may not take into account standard engineering or management approaches mining companies commonly use. If these issues are not correctly handled, the operations, earnings and ultimate financial success of the Mining Segment could suffer irreparable harm due to management’s lack of experience in this portion of the development of the project. The amount of risk will ultimately depend upon the Company’s ability to use consultants and in hiring experienced personnel to manage the operation.

Other Difficulties and Risks Associated with International Operations. The Company also may experience difficulty in managing and staffing operations across international borders, particularly in remote locations. Additional risks associated with the Company’s international operations, any of which could disrupt the Company’s operations, include changing political conditions, foreign and domestic monetary policies, international economics, world metal price fluctuations, foreign currency fluctuations, foreign taxation, foreign exchange restrictions, trade protective measures and tariffs.

Competition

The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial capability, facilities, personnel and other resources greater than the Company. In the specialty products and solvents markets, the Petrochemical Company has one principal competitor. Generally, good economic conditions have meant strong demand for its specialty products and solvents. The acquisition of Coin was intended to strengthen the Petrochemical Company’s position in the market in Mexico and allow it to pursue increased sales volumes in the United States. From 2000 to early 2004 the major competitor in Mexico was selling product in Mexico for less than Coin’s feedstock price. This led to the Coin facility being shutdown for much of the three years immediately after purchase by the Petrochemical Company. In early 2004, the competition’s pricing formulas changed and the Coin facility was once again competitive and since that time has been profitable and active in the market. Coin has since been positioned in the market as originally planned, selling the majority of product in Mexico and exporting the remainder to be marketed by South Hampton in the United States. However, the previous years of financial drain hindered Coin’s ability to service debt and have cast doubt on its ability to keep the facility and remain in operation for the future. During March 2005, an additional procedure in the process to transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacolacos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. See Note 18 to the Consolidated Financial Statements.

All of the Petrochemical Company’s raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which tended down during 1998, began rising in mid-1999 and continued to rise dramatically throughout the year 2000. The prices peaked in late 2000 and returned to more traditional levels throughout 2001 and 2002. During the latter part of 2002 and early 2003, prices rose upon speculation the Iraqi freedom action would disrupt supplies. Prices remained at the historically higher prices throughout 2003 and peaked again in January 2004. During 2004, feedstock prices fluctuated, rising and falling as most of the petroleum markets do, in relation to crude oil.

Environmental Matters

In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (“TCEQ”), formerly the Texas Natural Resources Conservation Commission (“TNRCC”), required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. The analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property. The other pool is under the original South Hampton facility and analysis indicates the material was deposited several decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and are not moving in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to an acceptable level. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future year’s recovery are expected to stabilize and be less per annum than the initial set up cost, although there can be no assurance of this effect.

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

In other remediation activity, South Hampton investigated a potential chemical dump site on the facility property relating to ownership by Arco in the 1950’s. The investigation indicates no further action is required and the TCEQ was so notified. The Company also continues to remediate the site of a pipeline leak and spill which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost is being covered by insurance. While the amount of material spilled is minimal, due to the nature of the soil and location, the Company feels the remediation will be a long term process relying heavily on natural attenuation. Also, see Item 3. Legal Proceedings.

The Clean Air Act Amendments of 1990 have had a positive effect on the Refining Company’s business as plastics manufacturers are searching for ways to use more environmentally acceptable solvents in their processes. Plastics manufacturers have historically used C6 hydrocarbons (hexanes) as coolants and catalyst carrying agents. There is a current trend among plastics manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Refining Company’s product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the next few years; however, there can be no assurance that such growth will occur. As the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products. As the number of producers has consolidated, the Company has been able to pick up market share at higher sales prices from customers who still require C6 solvents in their business. Also, see Item 2. Properties.

Personnel

The Company’s officers who reside in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Nicholas Carter, Secretary and Treasurer of the parent company and President of the petrochemical segment companies, and both are US citizens. Mr. Hatem El-Khalidi, also a US citizen and the Company’s President and Chief Executive Officer splits his time between the US and Saudi Arabia. Mr. El-Khalidi supervises the Company’s 20 mining segment employees in

Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Petrochemical Company employs 110 persons.

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

ITEM 2. Properties.

United States Specialty Products Facility

South Hampton owns and operates a specialty petrochemical products facility near Silsbee, Texas. The facility presently consists of six operating units which, while interconnected, make distinct products through differing processes: (i) a PenHex unit; (ii) a Reformer; (iii) a Cyclo-pentane unit; (iv) an Aromax® unit; (v) an aromatics hydrogenation unit; and (vi) a white oil fractionation unit. All of these units are currently in operation.

The capacity of the facility’s processes when taken in total is approximately 4,950 barrels per run day. The facility generally consists of equipment commonly found in most petroleum refineries such as fractionation towers and hydrogen treaters except the facility is adapted to produce highly specialized products that are high purity, highly consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents. South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers’ applications. South Hampton produces neither motor fuel products nor any other products commonly sold directly to retail consumers or outlets.

The products from the PenHex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton’s marketing personnel. These units had the following utilization rates during 2004 on a calendar day basis: PenHex Unit- 96.5%; Reformer- 63.3%; Cyclo-pentane Unit- 94%; Aromax® Unit- 43.7%. The total material charged to these units averaged approximately 3,120 barrels per day, out of approximately 3,650 BPD of capacity, or an average of 85.5% utilization. All production was essentially sold during the year and no excess inventories were developed. The Reformer and Aromax® units are operated as needed to support the PenHex and Cyclo-pentane Units and therefore the utilization rates of these units are lower.

The other two operating units at the plant site, an Aromatics Hydrogen Treating Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes. They are dedicated to the needs of two different toll processing customers. The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products. Products may be sold directly from South Hampton’s storage tanks or may be taken to the customer’s location for storage and marketing. The units have a combined capacity of 1,400 BPD and realized a utilization rate of 1,062 BPD or 75.8%. The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

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

Gulf State owns and operates three (3) 8-inch diameter pipelines aggregating approximately 50 miles in length that connect South Hampton’s facility to: (1) a natural gas line, (2) South Hampton’s truck and rail loading terminal and (3) a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at this marine terminal.

Mexico Specialty Products Facility, Coatzacoalcos, Mexico

The Coin specialty petrochemical products facility is similar to South Hampton’s facility in Silsbee, Texas, but is less developed, having only the PenHex Unit. The capacity is 600 BPD, or approximately 25% of the capacity of the Silsbee plant. The Coin facility also produces high purity solvents, which are used in the expandable polystyrene and polystyrene foam industries. In addition, these solvents are approved and used by developers of high-density polyethylene manufacturing processes for use in licensed units. Coin markets its products in Mexico, Latin America and the United States. With the Coin acquisition, the Company believes its petrochemical operations are a significant supplier of high purity solvents in those markets. Coin employs 24 persons. Coin’s operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. In late 2003, Coin secured a purchase contract with Pemex for feedstock and purchased material throughout 2004 on a prepaid basis at a price competitive with normal spot market pricing.

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

As discussed in Note 18 to the Consolidated Financial Statements, in February 2004, a creditor initiated mortgage foreclosure proceedings against Coin which resulted in a court ordered award of

Coin’s plant facilities to the creditor. The legal transfer of ownership has yet to occur. The Company is pursuing all available remedies at law, to prevent or delay such legal action but has no assurance it will prevail. If the creditor prevails, Coin would have no more than thirty days to vacate the premises. During March 2005, an additional procedure in the process to transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacolacos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.

Saudi Arabia Mining Properties

Al Masane Project

Location, Access and Transportation. The Al Masane project consists of a mining lease area of approximately 44 square kilometers in southwestern Saudi Arabia approximately 640 km southeast of Jeddah. Reference is made to the map on page 15 of this Report for information concerning the location of the Al Masane project. Presently, the site can be accessed by heavy trucks via the 20 kilometer improved gravel road from Sifah. The elevation of the Al Masane project is approximately 1,620 m above sea level. Najran is the major town located in the area and is serviced by air from Jeddah and Riyadh. Access from the town of Najran to the project site is 130 km by a paved road to Sifah. From Sifah, access to the site is by a 20 km gravel road. There are scheduled flights from Jeddah to Abha and Najran. From the west, there is paved road between Abha and Gusap, and then a dirt road to the site.

Conditions to Retain Title. The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993. As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for rental payments and other obligations required by the mining lease and repayment of an $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years beginning May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,350 annually) during the period of the lease. At December 31, 2003, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

History of Previous Operations. The Al Masane project contains extensive ancient mineral workings and smelters which were discovered by the Company in 1967. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. Various regional investigations of the Al Masane area have been carried out by the United States Geological Survey (“USGS”) mission. The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood (1980) carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane. Conway (1984) undertook geologic mapping of the area in 1976. Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which lead to the discovery of the ore lenses. In 1975, Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development. In 1977, Watts, Griffis and McOuat Limited of Toronto, Canada (“WGM”) was retained by the Company to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit. By September 1980, a permanent exploration camp including water supply and power plant had been established. A program of 3,700 m of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and 20,000 meters of surface drilling was completed by WGM in April 1981 (“Phase I”). Bulk metallurgical samples were taken from underground and pilot plant testwork was done at the Colorado School of Mines Research to confirm the laboratory testwork completed previously by Lakefield Research in Canada on the drill core. This work was financed primarily with the $11 million interest-free loan from the Saudi Arabian Ministry of Finance. Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980. Although the surface expression of the gossan1 was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth. Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves. In addition, a number of studies relating to water supply for the project were completed. Environmental studies for the project were completed by independent consultants in 1995 as part of the bankable feasibility studies.

Description of Current Property Condition. WGM concluded that sufficient ore reserves had been established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM and SNC/GECO of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of underground mining, ore treatment and support facilities. WGM’s September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and recommendations. In 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada (“Davy”). WGM

[1]	“Gossan” means the rust colored oxidized, capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphides.

and Davy updated this study in 1996. WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and Dore2 bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the Dore bullion to be produced from the proposed cynidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide. After the smelter refining process, the metals could be sold by the Company or the smelter for the Company’s account in the open market. As recommended by WGM, the source of power for the Al Masane site will be from diesel powered generators until such time as the site is connected to the national power grid, which is presently 20 km from the site.

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

Based only on average metal prices for 2002 through 2004, when metal prices were at their lowest level during 2002 and 2003, and WGM’s bankable feasibility studies, an analysis prepared by A. Molinari & Associates concludes that the Al Masane project is not economically viable. However, if spot prices as of December 31, 2004 or ten year average prices are used in the analysis, the economic viability of the project becomes very attractive. The following chart illustrates the change from the record low prices of 2002 and 2003 to current levels:

	Average Price	Spot Price as of	Increase/
	for 2002-2004	December 31, 2004	(Decrease)
Gold	$360.00/oz.	$435.00/oz.	$75.00/oz.
Silver	$ 5.39/oz.	$ 6.77/oz.	$ 1.38/oz.
Copper	$ 0.945/lb.	$ 1.42/lb.	$0.475/lb.
Zinc	$ 0.405/lb.	$ 0.58/lb.	$0.175/lb.

Other than a base camp with accompanying facilities and equipment, as well as 3,700 m of underground access and water wells completed by WGM in April 1981, there has been no other significant infrastructure development by the Company at the Al Masane project. As noted

[2]	“Dore” means unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

above, the estimated total capital cost to bring the Al Masane project into production is $89 million. The Company does not presently have sufficient funds to bring this project into production. Also, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (“Ma’aden”), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi public stock company. However, the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.

In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments (“Al Mashreq”), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company’s shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company (“Arabian Mining”), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 million interest-free loan from SIDF, and deposited $26 million of equity capital into its bank account. In 1998, due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting southeast Asia, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources (the “Ministry”) that the recent sharp drop in the market prices of the metals to be produced from the mine at Al Masane, as a result of the economic crisis in southeast Asia, made implementation of the development of the mine uneconomical at that time and that, as a result, the Company would delay implementation of the project until metal prices recovered.

The Ministry notified the Company one year later that it must immediately implement the project and in the fall of 2000 further notified the Company that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. A written notice from the Ministry in the Summer of 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company’s request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the fall and winter of 2001 and into 2002 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end.

The Company has vigorously contested the legality of the threats of the Ministry to terminate the Company’s mining lease. The Company has written numerous letters to the Ministry, and the Company and its Saudi Arabian legal advisors also have had meetings with officials of the Ministry. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry’s letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining Code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry’s actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible. In a further letter from the Department of Commerce, signed by William H. Lash III, Assistant Secretary for Market Access and Compliance, dated March 6, 2003, it was stated: “After investigating the matter, the U.S. Embassy in Riyadh has been informed by the Ministry of Petroleum that it did not cancel your mining lease. According to the Ministry, it is waiting development of the site by Arabian American Development Company.”

On February 23, 2004, the Company’s President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company’s mining lease, to start during a period not to exceed two years, and the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company. After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company’s technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 (which was paid) and the second on December 31, 2005 and will continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not start to implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes.

The Saudi Government published and implemented the new Mining Code on October 22, 2004 which contains several provisions the Company believes beneficial, not the least of which is a reduction of taxes on profits from 45% to 20%. The Company, in a letter to the Minister dated

February 2, 2005, asked that the Company be granted fair compensation for the loss it incurred due to the severe drop in the value of its stock. The drop in value coincided with the delay in issuing the mining lease, and with the threat of termination of the lease during the 1999 to 2004 time frame and continued through the May 15, 2004 agreement when the Council of Ministries resolved to allow the Company two more years to implement the project. The Ministry in its reply did not agree that the Company deserved compensation. On February 24, 2005, the Company again wrote the Minister, re-stating the arguments for fair compensation, and asked that the matter be referred to arbitration in accordance with Article (58) of the new Mining Code. On March 4, 2005 the Company received the Ministry’s reply rejecting the request for arbitration and suggested that the Company refer the matter to the Court of Grievances, which is the governing court of law in the Kingdom.

The Company is consulting with counsel on further steps which might be taken, however any such action will not affect the Company’s right to implement the Al Masane project. The feasibility study is being updated and if positive, as expected, the Company will again seek joint venture partners to assist in implementing the project. There are no assurances that the Company’s efforts will be successful.

Rock Formations and Mineralization. Three mineralized zones, the Saadah, Al Houra and Moyeath, have been outlined by diamond drilling. The Saadah and Al Houra zones occur in a volcanic sequence that consists of two mafic-felsic sequences with interbedded exhalative cherts and metasedimentary rocks. The Moyeath zone was discovered after the completion of underground development in 1980. It is located along an angular unconformity with underlying felsic volcanics and shales. The principle sulphide minerals in all of the zones are pyrite, sphalerite, and chalcopyrite. The precious metals occur chiefly in tetrahedrite and as tellurides and electrum. The following table sets forth a summary of the diluted recoverable, proven and probable mineralized materials at the Al Masane project, along with the estimated average grades of these mineralized materials:

	Mineralized
	Materials	Copper	Zinc	Gold	Silver
Zone	(Tonnes)	(%)	(%)	(g/t)	(g/t)
Saadah	3,872,400	1.67	4.73	1.00	28.36
Al Houra	2,465,230	1.22	4.95	1.46	50.06
Moyeath	874,370	0.88	8.92	1.29	64.85

Total	7,212,000	1.42	5.31	1.19	40.20

For purposes of calculating proven and probable mineralized materials, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% has been used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body that is included in the ore extraction process.

Proven mineralized materials are those mineral deposits for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade is computed from results of detailed sampling. For ore deposits to be proven, the sites for inspection, sampling and measurement must be spaced so closely and the geologic character must be so well defined that the size, shape, depth and mineral content of reserves are well established. Probable mineralized materials are those for which quantity and grade are computed from information similar to that used for proven mineralized materials, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. However, the degree of assurance, although lower than that for proven mineralized materials, must be high enough to assume continuity between points of observation.

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

Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company’s geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company intends to continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation; however there is no assurance that a viable mining operation could be established.

Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources and has expended over $3 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma’aden in this license. Ma’aden, which has expressed an interest in the Greater Al Masane area, also was informed directly by the Company that its participation as a joint venture partner in the license would be welcomed.

As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company’s rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government’s requirements in these areas and that the government should honor the Company’s claims.

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

United States Mineral Interests

The Company’s mineral interests in the United States are its ownership interests in Pioche. Pioche has been inactive for many years.

Nevada Mining Properties. Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.

Offices

The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy. The Company also leases a house in Jeddah that is used as a technical office and for staff housing. The Company continues to lease office space in Dallas, Texas on a month-to-month basis.

ASIR PLATEAU
AL MASANE
GREATER AL MASANE AREA
AL MASANE LICENCE AREA
JEBEL HARR LICENCE AREA
WADI QATAN LICENCE AREA
TO JEDDAH
TIHAMAT
RUB AL KHALI
Khamis Mushayt
Abha
Ash Shuqayq
Ad Darb
Ash Sharayt
Harjan
Al Fayd
Qusap
Majma
Badr
Sifah
Thar
Qatan
Habunah
Al Hajma
Selwa
Huswamlah
Hadaddah
Najran
Gizan
RED SEA
REPUBLIC OF YEMEN
Paved road
Dirt road
51 Distances between points in kilometres
0
25
50
kilometres
KINGDOM OF SAUDI ARABIA
Riyadh
Jeddah
Abha
YEMEN
ARABIAN SEA

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

The second lawsuit was filed on May 29, 2003, and alleges that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 – 1984. Plaintiff claims that he suffers from an asbestos related disease, although this has not been confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter assistant building a plant for South Hampton in Vidor, Orange County, Texas for approximately three months. Plaintiff made a settlement demand and South Hampton has countered. This matter is currently on the Court’s trial docket for May, 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans to vigorously defend this matter and continue negotiations to settle the case for nuisance value. The consolidated financial statements do not include any amounts related to this case.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ), filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ’s air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ’s industrial and hazardous waste rules. The TCEQ’s Executive Director recommended that the TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time.

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

By letter dated March 11, 2003, the Company was advised that the Division of Enforcement of the Securities and Exchange Commission (“SEC”) was conducting an informal, non-public inquiry concerning disclosure matters relating to the Al Masane project and the Ministry’s threatened termination of the Al Masane mining lease. The Company fully cooperated with the SEC in the conduct of the investigation, which became a formal investigation.

On October 16, 2003, without admitting or denying any findings of fact or conclusions of law, the Company agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws asserted by the SEC relating to developments not previously disclosed concerning the Company’s mining lease for the Al Masane area of Saudi Arabia. In connection with the settlement, the Company agreed to (i) cease and desist from violating certain provisions of the Securities Exchange Act of 1934 and (ii) comply with certain undertakings designed to improve its reporting and record keeping practices and enhance its internal accounting controls. On the same date, without admitting or denying any findings of fact or conclusions of law, the Company’s President and Chief Executive Officer, Hatem El-Khalidi, agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws relating to the same matter and agreeing to pay a $25,000 penalty. In connection with the settlement, Mr. El-Khalidi agreed to cease and desist from violating certain provisions of the Securities Exchange Act of 1934.

On February 23, 2004, by court order, a creditor was awarded Coin’s plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000-2003 time period when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company has remained in control of (and operates) the facility and is continuing its legal challenge to the foreclosure. The ultimate outcome of the proceedings is difficult to predict and there is no assurance the Company will maintain control and possession. The operation is continuing on a month to month basis as the dispute continues. Management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. See Note 18 to the Consolidated Financial Statements.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of the Company’s shareholders since the last shareholders meeting in May 2001.

PART II

ITEM 5. Market For Registrant’s Common Equity And Related Shareholder Matters.

The Company’s common stock has traded on the OTC Bulletin Board and the Pink Sheets at various times during the last two fiscal years under the symbol: ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the OTC Bulletin Board and the Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Pink Sheets
	High	Low
Fiscal Year Ended December 31, 2004
First Quarter ended March 31, 2004	$0.05	$0.04
Second Quarter ended June 30, 2003	$0.06	$0.05
Third Quarter ended September 30, 2004	$0.10	$0.06
Fourth Quarter ended December 31, 2004	$0.13	$0.10

	OTC Bulletin Board
	High	Low
Fiscal Year Ended December 31, 2003
First Quarter ended March 31, 2003	$0.04	$0.04
Second Quarter from April 1, 2003 to May 27, 2003	$0.06	$0.05

	Pink Sheets
	High	Low
Second Quarter from May 28, 2003 to June 30, 2003	$0.06	$0.06
Third Quarter ended September 30, 2003	$0.06	$0.03
Fourth Quarter ended December 31, 2003	$0.07	$0.05

At December 31, 2004, there were approximately 753 record holders of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay any dividends in the foreseeable future. The provisions of the Refining Company agreements with its lender restrict the declaration and payment of dividends and other distributions to an amount not exceeding $50,000 per month, provided there is no event of default under the relevant loan agreement. See Note 8 to the Consolidated Financial Statements.

See Note 11 to the Consolidated Financial Statements for information about stock options outstanding at December 31, 2004.

ITEM 6. Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2004	2003	2002	2001	2000
Revenues	$59,793	$39,625	$36,753	$32,713	$42,612
Net Income (Loss)	$(2551)	$(3,505)	$692	$(2,601)	$(4,288)
Net Income (Loss) Per Share-Diluted	$(.11)	$(.15)	$.03	$(.11)	$(.19)
Total Assets (at December 31)	$51,048	$52,672	$55,621	$55,748	$57,599
Notes Payable (at December 31)	$11,744	$11,744	$11,744	$11,744	$11,924
Current Portion of Long-Term Debt (at December 31)	$3,071	$3,170	$7,127	$7,599	$8,061
Total Long-Term Obligations (at December 31)	$4,916	$—	$—	$—	$—

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

General

Statements in Items 7 and 7A, as well as elsewhere in, or incorporated by reference in, this Annual Report on Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of the Company’s management for future operations and other statements that are not historical facts, are “forward-looking statements” as that term is defined under applicable Federal securities laws. In some cases, “forward-looking statements” can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “contemplates,” “proposes,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company’s filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K, all of which are difficult to predict and many of which are beyond the Company’s control.

Liquidity And Capital Resources

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment’s liquidity and capital resources follows.

Specialty Petrochemicals Segment. Historically, this segment has contributed all of the Company’s internally generated cash flows. Throughout the 1990’s the Petrochemical Company enjoyed the benefits of economic expansion in the US and relatively low and stable energy prices. In 2000, energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company’s steady performance. The Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003, the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron fiasco, several of the Company’s trading partners in the hedging program dropped out of the business and the Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 which resulted in operating losses for the segment in 2003. After January 2004, feedstock prices temporarily began to fall back to more moderate levels and at the same time the Company was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, the Company had financial swaps in place which gave it protection against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004.

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

Mining Segment. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. As discussed in Item 2. Properties, implementation of the project has been delayed until the open market prices for the minerals to be produced by the mine improve. At that time, the Company will attempt to locate a joint venture partner, form a joint venture and, together with the joint venture partner, attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.

Management also is addressing two other significant financing issues within this segment. These issues are the $11,000,000 note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $947,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company’s President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,195,000).

Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11,000,000 note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government’s lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company’s share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due. Under the most recent agreement signed with the Ministry in May 2004, the Company has an obligation, among other things, to start development of the mining operation within two years from the date of the agreement. If the Company does not comply with this obligation, it is unsure what will be the resulting status of the lease or of the future of the debt as discussed.

With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligation as they are released from the Company’s employment.

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

The report of the Company’s independent registered public accounting firm states that the Company had incurred cumulative losses through December 31, 2004 of $19,108,460 and had an excess of current liabilities over current assets of $20,428,408 at December 31, 2004. As discussed in Notes 2 and 8 to the Consolidated Financial Statements, the Company was in default of various loan agreements totaling $17,509,108, including accrued interest. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern in its present structure. While the petrochemical segment is able to operate within its environment, it does not have or generate sufficient resources to meet the debt or development needs of the mining operation.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	7,859,168	3,044,096	4,815,072	—	—
Capital Lease Obligations	153,407	33,471	66,942	52,994	—
Operating Lease Obligations	4,832,028	1,090,666	1,242,600	738,600	1,760,162
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	12,844,603	4,168,233	6,124,614	791,594	1,760,162

Results of Operations

Comparison of the Years 2004, 2003, 2002

Specialty Petrochemicals Segment

This discussion of the petrochemicals segment of the business uses the table below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.

South Hampton facility sales increased in each of the last three years. Historically, over the last twenty years, specialty products markets generally did not experience significant volatility and prices might only be adjusted once or twice a year. After the unstable years of 2000 and 2001, which saw a great deal of price volatility, the petroleum markets in 2002 were relatively stable as compared to what has become the norm during recent times. The Company learned in 2003 that a more aggressive approach to product pricing is required in today’s environment.

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

Toll Processing Revenue fell during the period 2002 to 2003 and again in 2004 due to the loss of a major customer in August, 2003. The Company successfully serviced the customers’ needs for over five years and in early 2003, processing difficulties developed. Analysis indicated the customer’s feedstock supply had changed characteristics and the Company’s equipment was no longer suitable for producing the products required. The contract was terminated by mutual consent. The Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities. The Company, in January 2005, signed a contract with a current toll processing customer to add equipment sufficient to increase production capacity to up to twice the current levels by October 2005.

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

	2004	2003	2002
TOCCO

Product Sales	$52,428	$34,988	$29,943
Toll Processing	$3,775	$3,864	$4,114

Gross Revenue	$56,203	$38,852	$34,057

Volume of sales (thousand gallons)	32,685	29,154	28,252

COIN
Gross Revenue	$3,590	$773	$2,696

TOCCO
Cost of Materials	$34,986	$23,877	$17,199
Total Operating Expense	$15,193	$13,107	$12,054
Natural Gas Expense	$4,472	$4,295	$3,070
General & Administrative Expense	$3,326	$3,086	$2,944

Capital Expenditures	$2,091	$126	$614

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

Operating Expenses for the petrochemical segment have increased over the past three years, with natural gas, its single largest expense, leading the way. The cost of natural gas purchases rose 40% from 2002 to 2003, and another 4% from 2003 to 2004. The dramatic rise from 2002 to 2003 was a major contributor to the weak financial results for that time period. The Company also hedges a portion of its natural gas supply costs using primarily options contracts for up to nine months ahead. That program and its results are discussed in Note 17 to the Consolidated

Financial Statements. Operating Expenses in general increased over the three year period — 9% from 2002 to 2003; and another 16% from 2003 to 2004. The rise from 2002 to 2003 was primarily due to fuel gas cost increases. The increase in Operating Expenses during 2004 resulted from higher fuel gas usage with increased plant utilization, increased maintenance due to increased production, and catch up of maintenance which had been delayed in the prior year due to weak financial performance. By the end of 2004, maintenance was current and equipment reliability was good.

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

     Mining Segment and General Corporate Expenses.

None of the Company’s mining operations generate operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders’ share of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Company had net operating loss carry forwards of approximately $7,610,000 at December 31, 2004. These loss carry forwards expire during the years 2005 through 2023.

New Accounting Standards

In 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which will require that the cost resulting from all share-based payments be recognized in the financial statements, based upon the application of a fair value-based measurement method. SFAS 123R is effective as of the beginning of the third quarter of 2005. The Company does not anticipate the adoption of the Statement to have a material impact on the results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company does not expect adoption of SFAS No 153 to have a material impact on the results of operations.

Critical Accounting Policies

Recoverability of Investments

Management periodically reviews and evaluates the recoverability of the Company’s investments, which primarily include its mineral exploration and development projects. The significant judgment required in management’s recoverability assessment is the determination of the fair value of the investment. Accounting standards require that if the sum of the future cash flows expected to result from a company’s asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. The recoverability of the carrying values of the Company’s development properties are assessed by comparing the carrying values to estimated future net cash flows from each property. The Company’s most significant asset is the Al Masane mining project in Saudi Arabia. In February 2005, for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project’s feasibility study, which was prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.40 per pound for copper, $.53 per pound for zinc, $400 per ounce for gold and $6.50 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production. For its other mineral properties and related assets, carrying values were compared to estimated net realizable values based on market comparables. Using these price assumptions, no asset impairments existed.

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

Also, in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company’s policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2004, a liability of $200,000 has been accrued to cover future estimated costs of these environmental issues.

Foreign Currency and Operations

The Company has undeveloped mining interests in Saudi Arabia and a majority interest in a refining company in Mexico. These interests are subject to foreign laws and foreign conditions, with the attendant varying risks and advantages. Foreign exchange controls, foreign legal and political concepts, foreign government instability, international economics and other factors create risks not necessarily comparable with those involved in doing business in the United States. Any changes in these conditions and influences could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

The functional currency for each of the Company’s two foreign operations is the U.S. dollar. Transaction gains or losses, as a result of conversion from the local currency to the U.S. dollar, are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks. The exchange rate of the Saudi riyal to the U.S. dollar has not changed in many years, but there is no guarantee that this will not change. The foreign exchange transaction gains and losses as reflected in the statements of operations are a result of changes in the exchange rate of the Mexican peso to the U.S. dollar, which does fluctuate periodically. These changes have not been material.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2004, 2003 and 2002, the Company had approximately $2,500,000, $2,500,000 and $5,800,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $18,200, $18,200 and $34,300 at December 31, 2004, 2003 and 2002, respectively.

The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal and the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.

The Petrochemical Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Petrochemical Company’s revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Petrochemical Company from time to time will engage in various hedging techniques including financial swap and option agreements. The Petrochemical Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company’s policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials

At the end of 2003, market risk for 2004 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2003. To help mitigate this risk, as of December 31, 2003, the Company had natural gas option agreements in effect expiring in September 2004 through March 2005. Additionally, the Company entered into option agreements for natural gas and financial swap agreements for feedstock throughout the year. Had the option and swap agreements outstanding as of December 31, 2003 not been in place, and assuming 2004 total product sales volumes at the same rate as 2003, such an increase would have resulted in an increase in the cost of natural gas and feedstock of approximately $3,500,000 in fiscal 2004, The results of the option agreements and financial swaps for 2004 are discussed further in Note 17 to the Consolidated Financial Statements.

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

ITEM 9A. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

Name; Business Experience; Other Directorships	Age	Date of Election
John A. Crichton	88	May 1967
Chairman of the Board of the Company since 1967; Chief Executive Officer of the Company from 1967 to February 1994

Hatem El-Khalidi	80	April 1968
President of the Company since 1975; prior to 1975 Vice President of the Company; Chief Executive Officer of the Company since February 1994

Mohammed O. Al-Omair	61	May 1993
Executive Vice President, Saudi Fal Group of Companies, Riyadh, Saudi Arabia since 1985 (investments); President, Advanced Systems Ltd., Riyadh, Saudi Arabia since 1985 (mainframe computers)

Ghazi Sultan	67	September 1993
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

The Board of Directors of the Company has an Audit Committee which is currently composed of Messrs. Ghazi Sultan and Mohammed O. Al-Omair. The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and National Association of Securities Dealers standards for independence. The Board has also determined that Mohammed O. Al-Omair meets the Securities and Exchange Commission criteria of an “audit committee financial expert.”

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

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation.

The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003 and 2002 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

SUMMARY COMPENSATION TABLE

					Restricted	Securities	Long-Term
				Other Annual	Stock	Underlying	Incentive	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options/	Plan	Compensation
Principal Position(1)	Year	($) (2)	($)	($)	($)	SARs (#)	Payouts($)	($) (3)
Hatem El-Khalidi,	2004	$72,000	—	—	—	—	—	$8,000
President and Chief	2003	$72,000	—	—	—	—	—	$8,000
Executive Officer	2002	$72,000	—	—	—	—	—	$8,000

Nicholas N. Carter	2004	$139,629	$10,680	—	—	—	—	—
President, TOCCO	2003	$113,874	$26,250	—	—	—	—	—
	2002	$84,500	$61,700	—	—	—	—	—

(1)	Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004.

(2)	Includes $28,591, $37,639 and $55,898 in compensation for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating $910,746 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3)	Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2004 was $284,000.

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

AGGREGATED OPTION/SAR EXERCISES IN

LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2004 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
			Options/SARs at	Options/SARs at
	Shares Acquired on	Value	FY-End(#)	FY-End ($)(1)
Name	Exercise (#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Hatem El-Khalidi	0	0	400,000/0	$0/0

(1)	Based on the closing price of $.14 of the Company’s Common Stock on the Pink Sheets on December 31, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2004, information as to the beneficial ownership of the Company’s Common Stock by each person known by the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, by each of the Company’s executive officers named in the Summary Compensation Table, by each of the Company’s directors and by all directors and executive officers of the Company as a group.

	Shares
Name and Address	Beneficially	Percent
Of Beneficial Owner	Owned (1)	of Class
Fahad Mohammed Saleh Al-Athel c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	3,586,468	15.8%

Mohammad Salem ben Mahfouz c/o National Commercial Bank Jeddah, Saudi Arabia	1,500,000	6.6%

Harb S. Al Zuhair P.O. Box 3750 Riyadh, Saudi Arabia	1,300,000	5.7%

Prince Talal Bin Abdul Aziz P. O. Box 930 Riyadh, Saudi Arabia	1,272,680	5.6%

Hatem El-Khalidi 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	474,000 (2)	2.0%

John A. Crichton 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	650	*

Mohammed O. Al-Omair c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	25,000	*

Ghazi Sultan P.O. Box 5360 Jeddah, Saudi Arabia 21422	25,000	*

Nicholas N. Carter P.O. Box 1636 Silsbee, Texas 77656	34,500	*

All directors and executive officers as a group (6 persons)	559,150 (3)	2.5%

(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2)	Includes 400,000 shares which Mr. El-Khalidi has the right to acquire through the exercise of presently exercisable stock options. Excludes 385,000 shares owned by Ingrid El-Khalidi, Mr. El-Khalidi’s wife, and 443,000 shares owned by relatives of Hatem El-Khalidi.

(3)	Includes 400,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

Based on its stock ownership records, the Company believes that, as of December 31, 2004, Saudi Arabian stockholders currently hold approximately 61% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company’s Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

The management of the Company has welcomed the substantial stock investment by its Saudi stockholders. Saudi investors have contributed vitally needed capital to the Company since 1974. Whether the Company’s Saudi stockholders will be a continuing source of future capital is not known at this time. In confronting the need for additional funds, management of the Company will follow the policy of considering all potential sources consistent with prudent business practice and the best interests of all its stockholders. In the course of considering methods of future financing and other matters relating to the operations of the Company, management of the Company anticipates that in the ordinary course of business it will receive recommendations and suggestions from its principal stockholders.

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

During 2004, South Hampton incurred product transportation costs of approximately $414,000 with Silsbee Trading and Transportation Corp. (“STTC”), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, former Vice President of TOCCO, each had a 50% equity interest. Mr. Crain resigned on January 2, 2004 as an officer of TOCCO and a co-owner of STTC. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC. Lease payments at the beginning of 2004 were approximately $34,500 per month and were raised to approximately $45,000 per month as new and additional tractors and trailers were added to the fleet throughout the year. With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement. The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed. The transportation company also entered into a capital lease with South Hampton for acquisition of a motorized man lift. At the end of the five year lease period, title to the equipment will be transferred to South Hampton for a final payment of one dollar.

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

	2004		2003
Audit Fees		$131,626	$96,874
Audit-Related Fees		$0	$0
Tax Fees		$0	$0
All Other Fees	$		$2500

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

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2004.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004.

Notes to Consolidated Financial Statements.

2. The following financial statement schedules are filed with this Report:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2004.

3. Independent Auditors’ Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.

4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit
Number		Description
3(a)	-	Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

3(b)	-	Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(a)	-	Contract dated July 29, 1971 between the Company, National Mining Company and Petromin (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

Exhibit
Number		Description
10(b)	-	Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)	-	Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(d)	-	Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).*

10(e)	-	Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(f)	-	Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(g)	-	Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(h)	-	Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(i)	-	Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(j)	-	Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

Exhibit
Number		Description
10(l)	-	Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South Hampton Refining Company, together with related Restricted Payments Letter Agreement and Guaranty of Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-6247)).

10(m)	-	Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(n)	-	Pledge Agreement dated as of May 15, 2001, by Arabian American Development Company, American Shield Refining Company, Fahad Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(o)	-	Security Agreement and Deed of Trust dated June 1, 2004 between South Hampton Refining Company and Martin Operating Partnership, L.P. (incorporated by reference to Exhibit 10(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-6247)).

10(p)	-	Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and south Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-6247)).

14	-	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

16	-	Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247)).

21	-	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

24	-	Power of Attorney (set forth on the signature page hereto).

Exhibit
Number		Description
31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

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

Signature	Title
/s/ Hatem El-Khalidi	President, Chief Executive Officer and Director

Hatem El-Khalidi	(principal executive officer)

/s/ Nicholas N. Carter	Secretary and Treasurer

Nicholas N. Carter	(principal financial and accounting officer)

/s/ John A. Crichton	Chairman of the Board and Director

John A. Crichton

/s/ Mohammed O. Al-Omair	Director

Mohammed O. Al-Omair

/s/ Ghazi Sultan	Director

Ghazi Sultan

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of December 31, 2004 and 2003, or for the three years in the period ended December 31, 2004, the statements of which reflect total assets constituting 1% and 5%, respectively, and total revenues constituting 10%, 3% and 10%, respectively, of the consolidated totals. These statements were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the reports of the other auditors.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred cumulative losses through December 31, 2004 of $19,108,460 and had an excess of current liabilities over current assets of $20,428,408 at December 31, 2004. As discussed in Notes 2 and 8 to the consolidated financial statements, at December 31, 2004, the Company was in default of various loan agreements totaling $17,509,108, including accrued interest. If resolution with the Company’s creditors is not achieved, and the Company does not generate positive cash flow adequate for its operations and loan obligations, the Company will have to raise debt or equity capital. There is no assurance that debt financing or capital would be available. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORE STEPHENS TRAVIS WOLFF, LLP

Dallas, Texas
March 20, 2005

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$623,202	$177,716
Trade receivables, net	3,198,081	2,810,858
Inventories	1,243,693	656,481

Total current assets	5,064,976	3,645,055

PLANT, PIPELINE AND EQUIPMENT — AT COST	14,536,618	18,406,665
LESS ACCUMULATED DEPRECIATION	(9,044,884)	(9,659,837)

PLANT, PIPELINE AND EQUIPMENT, NET	5,491,734	8,746,828

AL MASANE PROJECT	36,420,565	36,165,120

OTHER INTERESTS IN SAUDI ARABIA	2,431,248	2,431,248

MINERAL PROPERTIES IN THE UNITED STATES	1,058,102	1,211,674

OTHER ASSETS	581,258	472,572

TOTAL ASSETS	$51,047,883	$52,672,497

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — Continued

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,649,899	$7,587,963
Accrued interest	4,133,964	3,467,657
Accrued liabilities	1,145,399	832,236
Accrued liabilities in Saudi Arabia	2,749,128	2,671,840
Notes payable	11,025,833	11,025,780
Notes payable to stockholders	718,000	718,000
Current portion of long-term debt	3,071,161	3,169,821

Total current liabilities	25,493,384	29,473,297

LONG-TERM DEBT	4,915,534	—

DEFERRED REVENUE	175,141	166,543

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	816,879	834,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock — authorized, 40,000,000 shares of $.10 par value; issued and outstanding, 22,431,994 shares in 2004 and 2003	2,243,199	2,243,199
Additional paid-in capital	36,512,206	36,512,206
Accumulated deficit	(19,108,460)	(16,557,704)

Total stockholders’ equity	19,646,945	22,197,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,047,883	$52,672,497

The accompanying notes are an integral part of the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2004	2003	2002
Revenues
Refined product sales	$56,018,926	$35,760,439	$32,638,719
Processing fees	3,774,528	3,864,294	4,114,281

	59,793,454	39,624,733	36,753,000

Operating costs and expenses
Cost of refined product sales and processing	52,465,984	36,374,346	29,529,641
General and administrative	4,257,957	4,387,957	4,087,875
Depreciation	1,123,474	1,367,218	1,414,202

	57,847,415	42,129,521	35,031,718

Operating income (loss)	1,946,039	(2,504,788)	1,721,282

Other income (expense)
Interest income	28,089	31,954	37,621
Interest expense	(1,600,718)	(1,244,749)	(1,354,042)
Minority interest	9,095	9,343	9,064
Foreign exchange transaction gain (loss)	(94,040)	149,551	240,106
Miscellaneous income	61,743	53,826	38,032
Loss on foreclosure of Coin plant assets (Note 18)	(2,900,964)	—	—

	(4,496,795)	(1,000,575)	(1,029,219)

Income (loss) before income taxes	(2,550,756)	(3,505,363)	692,063

Income tax expense	—	—	—

Net income (loss)	$(2,550,756)	$(3,505,363)	$692,063

Basic and diluted net income (loss) per common share	$(0.11)	$(0.15)	$0.03

Basic and diluted weighted average number of common shares outstanding	22,731,994	22,731,994	22,731,994

The accompanying notes are an integral part of the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003, and 2002

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
DECEMBER 31, 2001	22,431,994	$2,243,199	$36,512,206	$(13,744,404)	$25,011,001

Net income	—	—	—	692,063	692,063

DECEMBER 31, 2002	22,431,994	2,243,199	36,512,206	(13,052,341)	25,703,064

Net loss	—	—	—	(3,505,363)	(3,505,363)

DECEMBER 31, 2003	22,431,994	$2,243,199	$36,512,206	$(16,557,704)	$22,197,701

Net loss	—	—	—	(2,550,756)	(2,550,756)

DECEMBER 31, 2004	22,431,994	$2,243,199	$36,512,206	$(19,108,460)	$19,646,945

The accompanying notes are an integral part of the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2004	2003	2002
Operating activities
Net income (loss)	$(2,550,756)	$(3,505,363)	$692,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,123,474	1,367,218	1,414,202
Increase (decrease) in deferred revenue	8,598	(11,263)	56,934
Unrealized (gain) loss on feedstock swaps	184,800	—	(505,890)
Loss on foreclosure of Coin plant assets	2,900,964	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(387,223)	(1,511,489)	(111,807)
(Increase) decrease in inventories	(587,212)	243,580	(176,748)
(Increase) decrease in other assets	(108,686)	(36,328)	51,581
(Decrease) increase in accounts payable and accrued liabilities	1,436,722	3,443,594	(871,743)
Increase in accrued interest	853,832	909,179	801,590
Increase in accrued liabilities in Saudi Arabia	77,288	181,835	63,898
Other	(18,077)	(11,476)	(74,447)

Net cash provided (used) by operating activities	2,933,724	1,069,487	1,339,633

Investing activities
Additions to Al Masane Project	(255,445)	(346,963)	(202,016)
Additions to plant, pipeline and equipment	(1,949,760)	(156,363)	(545,939)
(Additions to) reduction in mineral properties in the United States	153,572	(664)	(41)

Net cash used in investing activities	(2,051,633)	(503,990)	(747,996)

Financing activities
Additions to notes payable and long-term obligations	—	—	299,236
Reduction of notes payable and long-term obligations	(436,605)	(706,952)	(771,231)

Net cash used in financing activities	(436,605)	(706,952)	(471,995)

Net increase (decrease) in cash	445,486	(141,455)	119,642

Cash at beginning of year	177,716	319,171	199,529

Cash at end of year	$623,202	$177,716	$319,171

The accompanying notes are an integral part of the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations of the Company

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967. The Company’s principal business activities include manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Segment”) and developing mineral properties in Saudi Arabia and the United States (also referred to as the “Mining Segment”). All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 6 and 7).

The Company’s Petrochemical Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Refining Company (“South Hampton”), and approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. (“Coin”). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical products facility near Silsbee, Texas that is one of the largest domestic manufacturers of pentanes. Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. Coin owns and operates a specialty petrochemical products facility in Coatzacoalcos, on the Yucatan Peninsula. The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. Pioche and the Company’s mineral properties in Saudi Arabia constitute its Mining Segment.

The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material inter-company accounts and transactions are eliminated.

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2004 and 2003, there were no cash equivalents or short-term investments.

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

Other Assets - Other assets include catalysts used in petrochemical operations, prepaid expenses, a note receivable and certain petrochemical assets.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Statements of Cash Flows - In the statements of cash flows, cash includes cash held in the United States, Mexico, and Saudi Arabia. Significant non-cash investing and financing activities in 2004 include: (a) South Hampton entered into a security agreement with its feedstock supplier on an open account of $6.9 million to be reduced quarterly by $250,000, (b) South Hampton entered into a capital lease with a transportation equipment leasing company for the purchase of a manlift for approximately $137,000, and (c) the foreclosure of Coin plant assets resulted in the write-off of plant assets of $4,218,256, notes payable of $1,129,767 and accrued interest of $187,525 for a loss of $2,900,964. Significant activities in 2003 include the pay-off of South Hampton’s $3.25 million revolving bank note with proceeds from sales of accounts receivables under a Purchase and Sale Agreement with the bank.

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

Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar. Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks.

The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Saudi Arabian investors, including certain members of the Company’s board of directors, own approximately 61% of the Company’s outstanding common stock at December 31, 2004.

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

Stock-Based Compensation - The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148. Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company’s

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

common stock at the grant date over the amount the employee must pay to acquire the stock. See Note 11 for additional information relating to stock options.

Derivatives - Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, was adopted by the Company on January 1, 2001 and SFAS No. 149 was adopted on June 30, 2003.

The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option contracts to decrease the price volatility of its natural gas fuel requirements in 2003 and 2004. These derivative agreements were not designated as hedges by the Company. (See Note 17.)

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2004 and 2003 due to the short-term maturity of these items. The Company’s long-term debt is fixed rate debt. It is not practical to estimate the fair value of the Company’s notes payable because quoted market prices do not exist for similar type debt instruments, and there are no available comparative instruments as a basis to value the notes.

New Accounting Standards -In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143), that established uniform methodology for accounting for estimated costs associated with legal obligations related to retirement of assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 at January 1, 2003 did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. The adoption of SFAS No. 145 at January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. The disclosure requirements of FIN 45 were effective for both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46R, which superceded FIN 46 (collectively FIN 46) to address perceived weaknesses in the accounting and financial reporting for investments or interests in entities commonly known as special purpose or off-balance-sheet entities. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position.

In 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which will require that the cost resulting from all share-based payments be recognized in the financial statements, based upon the application of a fair value-based measurement method. SFAS 123R is effective as of the beginning of the third quarter of 2005. The Company does not anticipate the adoption of the Statement to have a material impact on the results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company does not expect adoption of SFAS No 153 to have a material impact on the results of operations.

NOTE 2 — LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

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

	Saudi Arabia	United States	Mexico	Total
Current assets	$322,964	$4,429,927	$312,085	$5,064,976

Current liabilities	14,856,165	3,584,406	7,052,813	25,493,384

Excess of current liabilities over current assets	$(14,533,201)	$845,521	$(6,740,728)	$(20,428,408)

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 2 — LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS - Continued

As discussed in Note 8, the Company’s Mining Segment was not in compliance with certain covenants in its loan agreements. Also, in the petrochemical segment, the plant facilities of Coin have been foreclosed by a lender (See Note 18).

Historically, the Company’s cash flows from operating activities in the petrochemical segment have been insufficient to meet the operating needs, planned capital expenditures and debt service requirements of the mining segment. The Company has continually sought additional debt and equity financing in order to fund its mineral development and other investing activities and experienced difficulties obtaining additional financing. The Company presently needs additional financing in order to fund its planned mineral development and other activities.

The Company’s mining segment is in the development stage and has no operating revenue or cash flow. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. As discussed in Note 6, the Company intends to take steps to finance commercial development of the Al Masane mining project. However, there is no assurance the Company will be able to arrange financing.

Management is also addressing two other significant financing issues within this segment. These issues are the $11.0 million note payable due the Saudi Arabian government and accrued salaries and termination benefit of approximately $947,000 due employees working in Saudi Arabia (this amount does not include amounts due the Company’s President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salaries and termination benefits of approximately $1,195,000). The note payable was originally due in ten annual installments beginning in 1984. While the Company has not made any repayments, it has not received any payment demands or other communications from the Saudi government regarding the note payable. This is despite the fact the Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes as long as the Company diligently attempts to explore and develop the Al Masane project, that no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government’s lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the operating cash flows generated by the commercial development of the Al Masane project, which would result in a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

The second issue is the accrued salaries and termination benefits due employees working in Saudi Arabia. The Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management will then begin the process of gradually releasing certain employees and paying its obligation as they are released from the Company’s employment.

A significant component of the Company’s assets consists of undeveloped mineral deposits. There is no assurance that the Company will ultimately successfully develop either the Al Masane project or any of the other properties discussed in Notes 6 and 7, and, if developed, whether the mineral acquisition and development costs incurred will be recovered. The recovery of these costs is dependent upon a number of factors and future events, many of which are beyond the Company’s control. Furthermore, the Company’s ability to develop and realize its investment in these properties

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 2 — LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS — Continued

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

NOTE 3 — CONCENTRATIONS OF REVENUES AND CREDIT RISK

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

South Hampton’s operations are dependent upon one major supplier for its feedstock supply. At December 31, 2004, South Hampton owed the supplier approximately $5,800,000 for feedstock purchases. In June of 2004, South Hampton signed a Purchase Agreement with the feedstock supplier with several conditions including a lien on the facility at Silsbee, Texas to secure the account. The agreement solidified the supply of feedstock to the facility for a two year period as long as certain conditions are met.

Coin’s operations are dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. Coin’s operations have been negatively impacted in 2003, 2002 and 2001 by the inability to obtain feedstock for production at a price that would allow it to be competitive in the market. In late 2003, Coin secured a purchase contract with Pemex for feedstock and purchased material throughout 2004 on a prepaid basis at a price which was compatible with normal market pricing.

NOTE 4 — SALE OF ACCOUNTS RECEIVABLE

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

NOTE 4 — SALE OF ACCOUNTS RECEIVABLE – Continued

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

NOTE 5 — INVENTORIES

Inventories include the following at December 31:

	2004	2003

Finished products	$1,243,693	$656,481

At December 31, 2004 and 2003, current cost exceeded the LIFO value by approximately $344,000 and $256,000, respectively.

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

In the accompanying consolidated financial statements, the deferred exploration and development costs have been presented based on the related projects’ geographic location within Saudi Arabia. This includes the “Al Masane Project” (the “Project”) and “Other Interests in Saudi Arabia” which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatan and Jebel Harr properties.

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

As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA – Continued

upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (Ma’aden), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company. However, the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.

On May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that implementation of the Al Masane project would be delayed until open market prices for the minerals improve. One year later in May 2000, a reply was received from the Ministry notifying the Company that it must immediately implement the project. In September 2000, the Company was further notified that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. Another notice from the Ministry in August 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company’s request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the fall of 2001 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believes that the Ministry’s

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA – Continued

letters to the Company asking for the implementation of the project, without any regard to metal market conditions, is contrary to the Saudi Mining code and the mining lease agreement. In addition, the Company has had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry’s actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce has a strong commitment in helping United States companies whenever possible.

On February 23, 2004, the Company’s President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company’s Mining Lease, to start during a period not to exceed two years, and also the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company’s technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and will continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes. The Company paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005.

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

There can be no assurances that the Company will be able to locate a joint venture partner, form a joint venture or obtain financing from the Saudi Industrial Development Fund (“SIDF”) or any other sources. Financing plans for the above are currently being studied. In the meantime, the Company intends to maintain the Al Masane mining lease through the payment of the annual advance surface

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA – Continued

rental, the implementation of a drilling program to attempt to increase proven and probable reserves and to attempt to improve the metallurgical recovery rates, which may improve the commercial viability of the project.

Deferred exploration and development costs of the Al Masane Project at December 31, 2004, 2003 and 2002, and the changes in these amounts for each of the three years then ended are detailed below:

	Balance at		Balance at		Balance at
	December 31,	Activity	December 31,	Activity	December 31,	Activity
	2004	for 2004	2003	for 2003	2002	for 2002
Property and equipment:
Mining equipment	$2,160,206	—	$2,160,206	—	$2,160,206	—
Construction costs	3,140,493	—	3,140,493	—	3,140,493	—

Total	5,300,699	—	5,300,699	—	5,300,699	—

Other costs:
Labor, consulting services and project administration costs	$22,036,863	$255,445	$21,781,418	$346,963	$21,434,455	$319,349
Materials and maintenance	6,175,232	—	6,175,232	—	6,175,232	—
Feasibility study	2,907,771	—	2,907,771	—	2,907,771	—

Total	31,119,866	255,445	30,864,421	346,963	30,517,458	319,349

	$36,420,565	$255,445	$35,165,120	$346,963	$35,818,157	$319,349

The deferred exploration and development costs of the “Other Interests in Saudi Arabia,” in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas. In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto may have to be written off.

NOTE 7 — MINERAL PROPERTIES IN THE UNITED STATES

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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 8 — NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2004	2003
Notes payable:
Secured note to Saudi Arabian government (See Note A)	$11,000,000	$11,000,000
Unsecured demand notes payable to Saudi investors	13,333	13,280
Other	12,500	12,500

Total	$11,025,833	$11,025,780

Notes payable to stockholders:
Secured notes to investors (See Note B)	$698,000	$698,000
Unsecured note to Saudi investor (See Note C)	20,000	20,000

Total	$718,000	$718,000

Long-term debt:
Revolving notes to foreign banks (See Note D)	$2,044,096	$3,169,821
Secured note with vendor (See Note E)	5,815,072	—
Capital lease with affiliated party (See Note F)	127,527	—

Total long-term debt	7,986,695	3,169,821
Less current portion	(3,071,161)	(3,169,821)

Total long-term debt, less Current Portion	$4,915,534	$—

(A)	The Company has an interest-free loan of $11,000,000 from the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company’s “movable and immovable” assets in Saudi Arabia.

(B)	Represents loans payable to a stockholder of the Company for $445,000 and the Company’s President for $53,000. The loans are due on demand with interest payable at the LIBOR rate plus 2%. The balance also includes loans payable to the wife of the Company’s President for $100,000 and to a stockholder of the Company for $100,000 which are due on demand with interest at 9%. All of these loans are secured by a pledge of all shares of stock of American Shield Refining Company and all shares of stock of Texas Oil and Chemical Co. II, Inc.

(C)	Represents loan payable to a stockholder of the Company, which is due on demand with interest at 9%.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 8 — NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS — Continued

(D)	Represents two loans payable to Mexican banks of $0 and $2,044,096, as of December 31, 2004. The first loan was payable in monthly payments through October 2004 and bears an interest rate of 5%. Due to economic conditions, neither interest nor principal had been paid since 2001. As discussed in Note 18, a loss on foreclosure was recorded in the fourth quarter of 2004. The second loan is payable in quarterly payments through March, 2007 and bears interest at the LIBOR rate plus seven points (LIBOR was 2.418% at December 31, 2004). The lender of the second loan holds a second lien on the plant facilities. This lender was placed in receivership by the Mexican government in 2001 and Coin has been unable to communicate with this lender since that occurrence. Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments and therefore the loan is classified as current in the financial statements. Unpaid interest and penalty interest of $3,721,179 and $3,103,009 are included in accrued interest at December 31, 2004 and 2003, respectively.

(E)	On June 1, 2004, South Hampton entered into a contract with a supplier for the purchase of 65,000 barrels per month of natural gasoline on an open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1,000,000 of the balance of $5,815,072 has been classified as current at December 31, 2004.

(F)	On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift. The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250. Title transfers to South Hampton at the end of the term.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

		Capital Lease
Year Ending December 31,	Long-Term Debt	Obligations
2005	$3,044,096	$33,471
2006	4,815,072	33,471
2007	—	33,471
2008	—	33,471
2009	—	33,471
Thereafter	—	—

Total	$7,859,168	153,407

Less: Amount representing interest		(25,880)

Present value of future minimum lease payments		$127,527

Interest of $ 746,444, $335,397 and $552,452 was paid in 2004, 2003, and 2002, respectively.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 9 – ACCRUED LIABILITIES IN SAUDI ARABIA

Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2004	2003
Salaries	$1,433,712	$1,407,821
Termination benefits	708,317	683,010
Surface rentals	586,666	543,246
Other liabilities	20,433	37,763

Total	$2,749,128	$2,671,840

NOTE 10 — COMMITMENTS AND CONTINGENCIES

South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service. Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $42,000 per month as new and additional tractors and trailers were added to the fleet throughout the year. Total rental costs were approximately $414,000 in 2004, $388,000 in 2003 and $422,000 in 2002. See Note 16.

The Company is the holder of the Al Masane Mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years. At December 31, 2004 annual payments due totaled $586,666. See Note 6.

Future minimum lease payments under these lease agreements are as follows:

Year Ending
December 31
2005	$1,090,666
2006	621,300
2007	621,300
2008	621,300
2009	117,300
Thereafter	1,760,162

Total	$4,832,028

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2004 and 2003 is $66,570 related to this guaranty.

In October 2004, a $100,000 irrevocable standby letter of credit was issued by a bank in favor of the Company’s trading partner for financial swap and option agreements. The letter of credit will expire on October 31, 2006.

South Hampton is presently a defendant in ten lawsuits. The suits, seven of which are filed in Madison County, Illinois, and which include up to 70 other defendants, primarily claim illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment at various occupations. The plaintiffs claim that the companies engaged in

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 10 — COMMITMENTS AND CONTINGENCIES – Continued

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

South Hampton is a defendant in two lawsuits filed in Jefferson County, Texas. The first lawsuit was filed on September 2001, and alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Mediation occurred during 2003 in which the plaintiff made a financial offer. South Hampton counter-offered a structured settlement. To date the plaintiff has not accepted or rejected the counter-offer or withdrawn settlement offer. A new trial date has been set for September 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans on continuing negotiations in an attempt to settle the case. The consolidated financial statements do not include any amounts related to this case. The second lawsuit was filed on May 29, 2003, and alleges that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 – 1984. Plaintiff claims that he suffers from an asbestos related disease, although this has not been confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter assistant building a plant for South Hampton in Vidor, Orange County, Texas for approximately three months. Plaintiff made a settlement demand and South Hampton has countered. This matter is currently number 46 on the Court’s trial docket for May, 2005. Due to the time period in which the claimant was allegedly injured, the Company has not been able to locate insurance coverage for this particular suit. The Company plans to vigorously defend this matter and continue negotiations to settle the case for nuisance value. The consolidated financial statements do not include any amounts related to this case.

In 1993, at the request of the Texas Commission on Environmental Quality (“TCEQ”), formerly Texas Natural Resources Conservation Commission (“TNRCC”), South Hampton drilled a well to check for groundwater contamination under a spill area. Based on the results, two pools of hydrocarbons were discovered. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

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

On February 2, 2000, the TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On April 11, 2003, the TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted to the TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and intends to continue to vigorously defend against these allegations, the proposed penalties and proposed corrective actions. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 10 — COMMITMENTS AND CONTINGENCIES- Continued

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

By letter dated March 11, 2003, the Company was advised that the Division of Enforcement of the Securities and Exchange Commission (“SEC”) was conducting an informal, non-public inquiry concerning matters relating to the Al Masane project and the Ministry’s threatened termination of the Al Masane mining lease. The Company fully cooperated with the SEC in the conduct of the investigation, which became a formal investigation.

On October 16, 2003, without admitting or denying any findings of fact or conclusions of law, the Company agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws asserted by the SEC relating to developments not previously disclosed concerning the Company’s mining lease for the Al Masane area of Saudi Arabia. In connection with the settlement, the Company agreed to (i) cease and desist from violating certain provisions of the Securities Exchange Act of 1934 and (ii) comply with certain undertakings designed to improve its reporting and record keeping practices and enhance its internal accounting controls. On the same date, without admitting or denying any findings of fact or conclusions of law, the Company’s President and Chief Executive Officer, Hatem El-Khalidi, agreed to a cease-and-desist order with the SEC settling alleged violations of the federal securities laws relating to the same matter and agreeing to pay a $25,000 penalty. In connection with the settlement, Mr. El-Khalidi agreed to cease and desist from violating certain provisions of the Securities Exchange Act of 1934.

NOTE 11 — STOCK OPTIONS

Stock Options - The Company’s Employee Stock Option Plan (the “Employee Plan”) provided for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company had reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2004, no options to purchase shares were outstanding under the Employee Plan. The options vested at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan was registered with the Securities and Exchange Commission and expired May 16, 2003.

The Company had periodically granted stock options to various parties, including certain officers and directors, who made loans to or performed critical services for the Company. Most of these options allowed the parties to purchase common stock for $1.00 per share.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 11 — STOCK OPTIONS – Continued

Additional information with respect to all options outstanding at December 31, 2004, and changes for the three years then ended was as follows:

	2002
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	872,000	$1.12
Forfeited	(62,000)	1.38

Options at end of year	810,000	$1.10

Options exercisable at December 31, 2002	810,000	$1.10

	2003
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	810,000	$1.10
Forfeited	(365,000)	1.13

Outstanding at end of year	445,000	$1.08

Options exercisable at December 31, 2003	445,000	$1.08

	2004
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	445,000	$1.08
Forfeited	(45,000)	1.75

Outstanding at end of year	400,000	$1.00

Options exercisable at December 31, 2004	400,000	$1.00

Additional information about stock options outstanding at December 31, 2004 is summarized as follows:

	Options outstanding and exercisable
		Weighted average
		Remaining	Exercise
Range of exercise prices	Number	contractual life	price
$1.00	400,000	10 years	$1.00

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 12 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

	2004	2003	2002
Income taxes at U.S. statutory rate	$(867,257)	$(1,191,823)	$235,301
State taxes, net of federal benefit	37,013	270,844	64,170
Net operating losses expired	—	3,704,513	155,079
Change in valuation allowance	(460,734)	(3,344,171)	(799,426)
Foreign operations losses with no benefit provided	1,276,609	580,210	337,946
Other items	14,369	(19,573)	6,930

Total tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2004	2003	2002
Deferred tax liabilities:
Plant, pipeline and equipment	$(377,000)	$(396,000)	$(481,000)

Deferred tax assets:
Accounts receivable	36,000	82,000	76,000
Mineral interests	236,000	236,000	236,000
Accrued liabilities	184,000	149,000	123,000
Net operating loss and contribution carry-forwards	2,870,000	3,389,000	6,837,000
Tax credit carry-forwards	212,000	212,000	212,000
Deferred gain on sale of property	50,000	63,000	76,000
Unrealized losses on swap agreements	64,000	—	—

Gross deferred tax assets	3,652,000	4,131,000	7,560,000

Valuation allowance	(3,275,000)	(3,735,000)	(7,079,000)

Net deferred tax assets	377,000	396,000	481,000

Net deferred taxes	$—	$—	$—

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

NOTE 12 – INCOME TAXES – Continued

The Company has no Saudi Arabian or Mexican tax liability. At December 31, 2004, Coin had available net operating loss carry-forwards and recoverable tax on assets of approximately $6,514,000 and $562,000, respectively, expiring through 2014, which are limited to the income of Coin.

NOTE 13 — SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest. Information on segments is as follows:

	December 31, 2004
	Refining	Mining	Total
Revenue from external customers	$59,793,454	$—	$59,793,454
Depreciation	1,123,063	411	1,123,474
Operating income (loss)	2,559,527	(613,488)	1,946,039

Total assets	$10,796,800	$40,251,083	$51,047,883

	December 31, 2003
	Refining	Mining	Total
Revenue from external customers	$39,624,733	$—	$39,624,733
Depreciation	1,365,506	1,712	1,367,218
Operating income (loss)	(1,749,691)	(755,097)	(2,504,788)

Total assets	$12,787,676	$39,884,821	$52,672,497

	December 31, 2002
	Refining	Mining	Total
Revenue from external customers	$36,753,000	$—	$36,753,000
Depreciation	1,412,389	1,813	1,414,202
Operating income (loss)	2,211,310	(490,028)	1,721,282

Total assets	$16,114,394	$39,506,415	$55,620,809

Information regarding foreign operations for the years ended December 31, 2004, 2003 and 2002 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Year ended December 31,
	2004	2003	2002
Revenues
United States	$56,203	$38,852	$34,057
Mexico	3,590	773	2,696
Saudi Arabia	—	—	—

	$59,793	$39,625	$36,753

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 13 — SEGMENT INFORMATION — Continued

	Year ended December 31,
	2004	2003	2002
Long-lived assets
United States	$6,550	$5,392	$6,252
Mexico	—	4,567	4,915
Saudi Arabia	38,852	38,596	38,249

	$45,402	$48,555	$49,416

NOTE 14 — NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share has been calculated as follows:

	2004	2003	2002
Basic and diluted
Net income (loss)	$(2,550,756)	$(3,505,363)	$692,063
Weighted average shares outstanding	22,731,994	22,731,994	22,731,994

Per share	$(0.11)	$(0.15)	$0.03

In 2004, 2003 and 2002, options for 400,000, 445,000 and 810,000 shares, respectively were excluded from diluted shares Options excluded from diluted shares outstanding because their effect was is anti-dilutive.

NOTE 15 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2004 (in thousands, except per share data):

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total
Revenues	$10,916	$13,459	$15,961	$19,457	$59,793
Net income (loss)	(1,023)	(57)	1,903	(3,374)	(2,551)
Basic and diluted EPS	$(0.04)	$(0.00)	$0.08	$(0.15)	$(0.11)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$8,900	$9,890	$10,703	$10,132	$39,625
Net income (loss)	(1,320)	(603)	(746)	(836)	(3,505)
Basic and diluted EPS	$(0.06)	$(0.03)	$(0.03)	$(0.03)	$(0.15)

(1) See “Note 18. Coin Assets Foreclosure” for the disclosure of the loss on foreclosure of $2,900,964 recorded in the fourth quarter.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 16 — RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company has a liability to its President and Chief Executive Officer of approximately $1,195,000 in accrued salary and termination benefits, a loan payable to him for $53,000 and a loan payable to his wife for $100,000. There are also loans payable to two stockholders of the Company for $465,000 and $100,000.

Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company’s Chairman of the Board. The Company paid approximately $24,700, $23,500 and $24,700 in 2004, 2003 and 2002, respectively, pursuant to such arrangement.

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

NOTE 17 – DERIVATIVE INSTRUMENTS

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plant. Since 1992, the Company has used a varying number of financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. The effect of these agreements is to limit the Company’s exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements. The agreements have covered approximately 20% to 40% of the average monthly feedstock requirements and up to 100% of natural gas purchases. Commodity swap agreements were entered into during 2004 with the last agreement expiring on June 30, 2005. South Hampton had option contracts outstanding as of December 31,2004 covering various natural gas price movement scenarios through March of 2005 and covering from 50% to 100% of the natural gas requirements for each month.

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

NOTE 18 – COIN ASSET FORECLOSURE

A creditor of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days, however, the transfer had not occurred as of December 31, 2004. Management had been engaged with the creditor in negotiations to stop the legal transfer. As a result management of Coin and Coin’s legal counsel were unable to determine if or when the legal transfer of ownership would occur. Coin remains in control and operates the facility. In March 2005, an additional procedure in the process to

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIAIRES

NOTE 18 – COIN ASSET FORECLOSURE — Continued

transfer title occurred, such that, management believes that it is probable title to the plant in Coatzacoalcos will ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.

NOTE 19 – SUBSEQUENT EVENTS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 20, 2005. Our audits also include Schedule II for this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2004, 2003, and 2002 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ MOORE STEPHENS TRAVIS WOLFF, LLP

Dallas, Texas
March 20, 2005

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2004

		Charged
	Beginning	(credited)			Ending
Description	balance	to earnings	Deductions		balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2002	7,878,919	—	(799,426	)(a)(b)	7,079,493

December 31, 2003	7,079,493	—	(3,344,171	)(a)	3,735,322

December 31, 2004	3,735,322	—	(460,734	)(b)	3,274,586

(a)	Expiration of carryforwards

(b)	Utilization of carryforwards

INDEPENDENT AUDITOR ´S REPORT

To the Shareholders of
Productos Quimicos Coin, S.A. de C.V.
Mexico City, Mexico

We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31 2004, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in note 8 to the financial statements, as a result of the mortgage foreclosure initiated by a Company creditor, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. On March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On February 22, 2005, Company’s legal counsel and management concluded that there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown. As a result of the legal action, and not withstanding that formal notarization has not been formalized granting the creditor ownership of the assets, Company ´s management has resolved to recognize in its results for year ended December 31, 2004 the book value loss of the industrial plant representing an amount of $ 1,330,786, net of the amount in which Banco Internacional, S.A. obtained judicial award of the industrial plant for $ 1,059,769. This loss is included in results of operation as an extraordinary item. Company´s management does not foresee to carry out activities leading to continue with its operations once the Company stops operating the industrial facilities.

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

Additionally, as discussed in note 13 to the financial statements, the Company has received notice of labor strike by the labor union, to take effect on March 1, 2005. Prior to February 22, 2005, a meeting was held before the Mexican Labor Authorities, having obtained an extension to formalize an agreement which guarantees the terms of the current labor contract. The labor union is calling for a review of the Collective Bargaining Agreement, to include, mainly, salary increases. If the Company and the labor union do not reach an agreement, the labor strike will break on March 1, 2005. Company ´s management estimates that a satisfactory agreement will be reached, allowing the continuation of production activities.

The issues described in the preceding three paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Despacho Freyssinier Morin, S.C.

/s/ C.P. JUAN PABLO SOTO

C.P.C. Juan Pablo Soto
Partner

Mexico City, Mexico
February 22, 2005

INDEPENDENT AUDITOR ´S REPORT

To the Shareholders of
Productos Quimicos Coin, S.A. de C.V.
Mexico City, Mexico

We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2003, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As a result of the mortgage foreclosure initiated by a Company creditor, as explained in note 13 to the financial statements, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. As disclosed in note 13B to the financial statements, on March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On May 14, 2004, Company ´s legal counsel and management concluded that a there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown.

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

The issues described in the preceding two paragraphs raise substantial doubt about the Company ´s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Despacho Freyssinier Morin, S.C.

/s/ C.P. JUAN PABLO SOTO

C.P. Juan Pablo Soto
Partner

Mexico City, Mexico
February 23, 2004, except for
Note 13B, as to which the date is
May 14, 2004

INDEPENDENT AUDITOR ´S REPORT

To the Shareholders of
Productos Quimicos Coin, S.A. de C.V.
Mexico City, Mexico

We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of December 31, 2002, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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