Form 10-Q
period 2005-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2005-08-19
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES       NO   X
    -----    -----

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2005: 22,731,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          JUNE 30,    DECEMBER 31,
                                                            2005          2004
                                                        -----------   ------------
ASSETS
   CURRENT ASSETS
      Cash                                              $ 1,652,677   $    623,202
      Trade Receivables, Net                              3,796,529      3,198,081
      Financial Contracts                                    21,861             --
      Inventories                                         1,350,048      1,243,693
                                                        -----------   ------------
         Total Current Assets                             6,821,115      5,064,976

   PLANT, PIPELINE AND EQUIPMENT                         16,077,689     14,536,618
      Less: Accumulated Depreciation                     (9,356,214)    (9,044,884)
                                                        -----------   ------------
         Net Plant, Pipeline and Equipment                6,721,475      5,491,734

   AL MASANE PROJECT                                     36,527,268     36,420,565
   OTHER INTERESTS IN SAUDI ARABIA                        2,431,248      2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                1,057,972      1,058,102
   OTHER ASSETS                                             459,898        581,258
                                                        -----------   ------------
         TOTAL ASSETS                                   $54,018,976   $ 51,047,883
                                                        ===========   ============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable                                  $ 1,297,903   $  2,649,899
      Accrued Interest                                      319,392      4,133,964
      Accrued Liabilities                                 1,533,480      1,145,399
      Accrued Liabilities in Saudi Arabia                 2,515,646      2,749,128
      Notes Payable                                      11,025,833     11,025,833
      Notes Payable to Stockholders                         565,000        718,000
      Current Portion of Long-Term Debt                   1,227,065      3,071,161
                                                        -----------   ------------
         Total Current Liabilities                       18,484,319     25,493,384

   LONG-TERM DEBT                                         3,136,397      4,915,534
   DEFERRED REVENUE                                         153,830        175,141
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES           813,246        816,879

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2005 and 2004     2,243,199      2,243,199
   ADDITIONAL PAID-IN CAPITAL                            36,512,206     36,512,206
   ACCUMULATED DEFICIT                                   (7,324,221)   (19,108,460)
                                                        -----------   ------------
         Total Stockholders' Equity                      31,431,184     19,646,945
                                                        -----------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $54,018,976   $ 51,047,883
                                                        ===========   ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30                     JUNE 30
                                              -------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
REVENUES
   Petrochemical Product Sales                $19,735,554   $11,663,469   $36,086,333   $21,481,626
   Processing Fees                                853,501     1,010,696     1,888,215     1,816,568
                                              -----------   -----------   -----------   -----------
                                               20,589,055    12,674,165    37,974,548    23,298,194

OPERATING COSTS AND EXPENSES
   Cost of Petrochemical Product
      Sales and Processing                     17,422,591    11,278,418    29,863,725    21,274,499
   General and Administrative                   1,100,024       879,414     2,126,630     1,768,040
   Depreciation                                   162,598       190,894       311,330       437,451
                                              -----------   -----------   -----------   -----------
                                               18,685,213    12,348,726    32,301,685    23,479,990
                                              -----------   -----------   -----------   -----------
   OPERATING INCOME (LOSS)                      1,903,842       325,439     5,672,863      (181,796)

OTHER INCOME (EXPENSE)
   Interest Income                                  9,888         7,080        18,499        14,468
   Interest Expense                              (200,181)     (210,615)     (428,492)     (411,587)
   Minority Interest                                1,535         2,116         3,634         4,600
   Miscellaneous Income (Expense)                  28,427        15,669        50,811        63,087
                                              -----------   -----------   -----------   -----------
                                                 (160,331)     (185,750)     (355,548)     (329,432)
                                              -----------   -----------   -----------   -----------
   INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES            1,743,511       139,689     5,317,315      (511,228)

INCOME TAXES                                      227,500            --       348,600            --
                                              -----------   -----------   -----------   -----------
   INCOME FROM CONTINUING OPERATIONS            1,516,011       139,689     4,968,715      (511,228)

DISCONTINUED OPERATIONS
   Income (Loss) from Operations of Coin          502,724      (196,911)      989,856      (568,943)
   Gain on Disposal of Coin                     5,825,668            --     5,825,668            --
                                              -----------   -----------   -----------   -----------
   GAIN FROM DISCONTINUED OPERATIONS            6,328,392      (196,911)    6,815,524      (568,943)
                                              -----------   -----------   -----------   -----------
   NET INCOME (LOSS)                          $ 7,844,403   $   (57,222)  $11,784,239   $(1,080,171)
                                              ===========   ===========   ===========   ===========

Basic and Diluted Earnings
   per Common Share

   Income (Loss) from Continuing Operations   $     0.067   $     0.006   $     0.218   $    (0.023)
   Discontinued Operations                          0.278        (0.009)        0.300        (0.025)
                                              -----------   -----------   -----------   -----------
   Net Income (Loss)                          $     0.345   $    (0.003)  $     0.518   $    (0.048)
                                              ===========   ===========   ===========   ===========
Basic and Diluted Weighted Average Number
   of Common Shares Outstanding                22,731,994    22,731,994    22,731,994    22,731,994
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

                          COMMON STOCK         ADDITIONAL
                    -----------------------     PAID-IN      ACCUMULATED
                      SHARES       AMOUNT       CAPITAL        DEFICIT        TOTAL
                    ----------   ----------   -----------   ------------   -----------
DECEMBER 31, 2004   22,431,994   $2,243,199   $36,512,206   $(19,108,460)  $19,646,945
   Net Income               --           --            --     11,784,239    11,784,239
                    ----------   ----------   -----------   ------------   -----------
JUNE 30, 2005       22,431,994   $2,243,199   $36,512,206   $ (7,324,221)  $31,431,184
                    ==========   ==========   ===========   ============   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
                                                                               2005         2004
                                                                           -----------   -----------
OPERATING ACTIVITIES
   Net Income (Loss)                                                       $11,784,239   $(1,080,171)
   Adjustments to Reconcile Net Income (Loss)
      To Net Cash Provided by Operating Activities:
      Depreciation                                                             311,330       611,631
      Decrease in Deferred Revenue                                             (21,311)      (12,356)
      Unrealized Gain on Financial Contracts                                  (195,111)     (123,100)
      Gain on Disposal of Coin                                              (5,825,668)           --
   Changes in Operating Assets and Liabilities:
      Increase in Trade Receivables                                           (598,448)     (476,612)
      (Increase) Decrease in Inventories                                      (106,355)       19,871
      Increase in Other Assets                                                 (96,171)       (7,312)
      Increase (Decrease) in Accounts Payable and Accrued Liabilities          (25,167)    1,069,571
      Increase (Decrease) in Accrued Interest                                 (580,967)      411,241
      Increase (Decrease) in Accrued Liabilities in Saudi Arabia              (233,482)      109,520
      Other                                                                     (3,633)      (12,870)
                                                                           -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,409,256       509,413
                                                                           -----------   -----------
INVESTING ACTIVITIES
   Additions to Al Masane Project                                             (106,703)     (212,585)
   Additions to Plant, Pipeline and Equipment                               (1,541,071)     (278,301)
   Reduction in Mineral Properties in the United States                            130           543
                                                                           -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                                 (1,647,644)     (490,343)
                                                                           -----------   -----------
FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                      1,300,000            53
   Reduction of Notes Payable and Long-Term Obligations                     (3,032,137)      (34,502)
                                                                           -----------   -----------
   NET CASH USED IN FINANCING ACTIVITIES                                    (1,732,137)      (34,449)
                                                                           -----------   -----------
NET INCREASE (DECREASE) IN CASH                                              1,029,475       (15,379)
CASH AT BEGINNING OF PERIOD                                                    623,202       177,716
                                                                           -----------   -----------
CASH AT END OF PERIOD                                                      $ 1,652,677   $   162,337
                                                                           ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2004 Annual Report on Form 10-K/A-1.

     These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Petrochemical Company"or "ASRC"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Refining Company ("South Hampton"), and, until June 9, 2005, approximately 99.9% of the capital stock of Productos Quimicos Coin, S.A. de. C.V. ("Coin"), a specialty petrochemical products company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company's Specialty Petrochemicals Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2.   INVENTORIES

     Inventories include the following:

                         JUNE 30, 2005  DECEMBER 31, 2004
                         -------------  -----------------
Feedstock                  $  731,593       $       --
Petrochemical products        618,455        1,243,693
                           ----------       ----------
                           $1,350,048       $1,243,693
                           ==========       ==========

     Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States, and on the average cost method, or market, for inventory held in Mexico. At June 30, 2005, current cost exceeded LIFO value by approximately $415,000. At December 31, 2004, current cost exceeded the LIFO value by approximately $344,000.

3.   NET INCOME (LOSS) PER COMMON SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004, respectively.

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   -----------------
                                                 2005      2004      2005      2004
                                               -------   -------   -------   -------
Continuing Operations
   Income (Loss) from Continuing Operations    $ 1,516   $   140   $ 4,969   $  (511)
                                               =======   =======   =======   =======
   Weighted Average Shares Outstanding:
      Basic and Diluted                         22,732    22,732    22,732    22,732
                                               =======   =======   =======   =======
   Income (Loss) Per Share from Continuing
      Operations:
      Basic and Diluted                        $ 0.067   $ 0.006   $ 0.218   $(0.022)
                                               =======   =======   =======   =======

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              -----------------    -----------------
                                                2005      2004       2005      2004
                                              -------   -------    -------   -------
Discontinued Operations
   Gain (Loss) from Discontinued Operations   $ 6,328   $  (197)   $ 6,816   $  (569)
                                              =======   =======    =======   =======
   Weighted Average Shares Outstanding:
   Basic and Diluted                           22,732    22,732     22,732    22,732
                                              =======   =======    =======   =======
   Gain (Loss) Per Share from Discontinued
      Operations:
   Basic and Diluted                          $ 0.278   $(0.009)   $ 0.300   $(0.025)
                                              =======   =======    =======   =======

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                          ------------------   -----------------
                                            2005      2004       2005      2004
                                          -------   -------    -------   -------
Total Operations
   Net Income (Loss)                      $ 7,844   $   (57)   $11,784   $(1,080)
                                          =======   =======    =======   =======
   Weighted Average Shares Outstanding:
      Basic and Diluted                    22,732    22,732     22,732    22,732
                                          =======   =======    =======   =======
   Net Income (Loss) Per Share:
      Basic and Diluted                   $ 0.345   $(0.003)   $ 0.518   $(0.048)
                                          =======   =======    =======   =======

     For the three and six months ended June 30, 2005 and 2004, options for 400,000 shares and 445,000, respectively, were excluded from diluted shares outstanding because their effect was antidilutive.

4.   SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED JUNE 30, 2005   PETROCHEMICAL      MINING        TOTAL
--------------------------------   -------------   -----------   -----------
Revenue from external customers     $21,299,734    $        --   $21,299,734
Depreciation                            162,598             --       162,598
Operating income (loss)               2,069,299       (171,804)    1,897,495

Total assets                        $13,848,181    $40,170,795   $54,018,976

THREE MONTHS ENDED JUNE 30, 2004   PETROCHEMICAL      MINING        TOTAL
--------------------------------   -------------   -----------   -----------
Revenue from external customers     $13,458,652    $        --   $13,458,652
Depreciation                            277,882            102       277,984
Operating income (loss)                 402,378       (143,236)      259,142

Total assets                        $13,047,388    $40,083,865   $53,131,253

SIX MONTHS ENDED JUNE 30, 2005      REFINING      MINING       TOTAL
------------------------------    -----------   ---------   -----------
Revenue from external customers   $40,017,224   $      --   $40,017,224
Depreciation                          311,330          --       311,330
Operating income (loss)             6,206,434    (294,441)    5,911,993

SIX MONTHS ENDED JUNE 30, 2004      REFINING      MINING       TOTAL
------------------------------    -----------   ---------   -----------
Revenue from external customers   $24,374,239   $      --   $24,374,239
Depreciation                          611,427         204       611,631
Operating loss                        (61,035)   (320,673)     (381,708)

     Information regarding foreign operations for the three and six months ended June 30, 2005 and 2004 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                    THREE MONTHS ENDED    SIX MONTHS ENDED
                         JUNE 30,             JUNE 30,
                    ------------------   -----------------
                      2005      2004       2005      2004
                    -------   -------    -------   -------
REVENUES
   United States    $20,589   $12,675    $37,975   $23,298
   Mexico               711       784      2,042     1,076
   Saudi Arabia          --        --         --        --
                    -------   -------    -------   -------
                    $21,300   $13,459    $40,017   $24,374
                    =======   =======    =======   =======
LONG-LIVED ASSETS
   United States    $ 7,779   $ 5,241
   Mexico                --     4,392
   Saudi Arabia      38,959    38,809
                    -------   -------
                    $46,738   $48,442
                    =======   =======

5.   LEGAL PROCEEDINGS

     South Hampton is presently a defendant in two lawsuits. One of the lawsuits, which is filed in Madison County, Illinois, and which includes up to 70 other defendants, primarily claims illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during employment at various occupations. The plaintiff claims that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected it to liability for unspecified actual and punitive damages. South Hampton does not believe the plaintiff in the Illinois lawsuit ever came in contact with its products and is vigorously defending itself against this claim. The Company also believes it has adequate insurance coverage to protect it financially from any damage award that might be incurred. The Company was involved in five similar lawsuits which were filed in September of 2004 and voluntarily dismissed by the plaintiffs in June of 2005.

     The second lawsuit filed in Jefferson County, Texas, in September 2001, alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Due to the time period in which the claimant was allegedly injured, the Company was unable to locate insurance coverage for this particular suit. South Hampton has negotiated and is about to enter into a settlement agreement with the plaintiff in order to eliminate its risk in this matter.

     A notice of non-suit was filed in April of 2005 by the Plaintiff's attorney for an additional lawsuit which was filed on May 29, 2003 and alleged that the plaintiff was exposed to asbestos containing products in his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 - 1984.

     In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ), filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the

     TCEQ's industrial and hazardous waste rules. The TCEQ's Executive Director recommended that the TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time. On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective action be taken. Again, appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. In April 2003, South Hampton received a revised Notice of Violation from the TCEQ. Various claims of alleged violation were dropped, modified and added in the revised report and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised notice contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton has continued to communicate with the TCEQ concerning ongoing emission control facility upgrades which are being implemented independently of this action and the Company intends to continue to vigorously defend itself against the outstanding Notice of Violation. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

     For comparison purposes, in the only settlement by the Company in recent history, the TCEQ notified South Hampton on December 13, 2001 that it found several alleged violations of TCEQ rules during a record review in October 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900. There is no assurance the outcome of this incident is reflective of the potential outcome of the currently outstanding allegations.

     On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000-2003 time periods when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company remained in control of the facility and continued its legal challenge to the foreclosure. On May 19, 2005, Coin, with agreement from the bank, transferred the facility in Coatzacoalcos to a third party for a combination of cash and relief from certain liabilities relating to bank debt and employee severance liabilities. The transfer of the facility satisfied all liability to the foreclosing bank. On June 9, 2005, the Company sold the stock in the Mexican corporation (Coin) for a minor amount. As a result of the matters discussed in Note 8, management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004 and a gain on the sale of the stock of $5,825,668 in the second quarter of 2005.

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

     On June 30, 2005, the Company signed a $2,000,000 loan agreement to provide funds for the expansion of one of the toll processing units. The loan will be repaid over five years with payments to begin the first quarter after the commencement of operations of the new facilities or no later than January of 2006. Payments are due quarterly and the note carries an interest rate of 12% per annum. The contract with the toll processing customer contains provision for capital recovery to be paid monthly and the Company intends to apply those payments to retirement of the debt. The loan is collateralized by the proceeds of the toll processing contract, and by a second lien on most of the Company's plant and equipment. At June 30, 2005, $1,200,000 of the loan commitment had been drawn of which $200,000 is classified as current and $1,000,000 as long term.

     On July 29, 2003, a Purchase and Sale Agreement was negotiated with a bank whereby the bank will purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this factoring agreement, the bank agreed to purchase up to $4.5 million of invoices. For the first six months of 2005, the average effective interest rate was 14%. In July 2004, the limit of purchases was raised to $6.0 million by the bank, and in January, 2005 it was raised again to $8,500,000. At June 30, 2005, approximately $5,351,000 of receivables had been sold and, due to the revolving nature of the agreement, also remained outstanding. The original agreement restricts the payment of any dividends to the Company by South Hampton to an amount not to exceed $50,000 a month, provided that South Hampton is not in default under the agreement. The Company adhered to this agreement until December 2004 when the first installment of the mining lease payment was due. South Hampton advanced to the parent Company in the form of a dividend, $260,000, which was used to pay the installment due. The Bank waived default on this excess 2004 dividend by letter dated April 6, 2005. The Bank also approved an amendment raising the total dividends allowed during 2005 to $1,000,000. The agreement is collateralized by a security interest in South Hampton's accounts receivable. At June 30, 2005, South Hampton was in compliance with the provisions of the agreement.

     A contract was signed on June 1, 2004 between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1.0 million of the balance of approximately $3.05 million has been classified as current at June 30, 2005. The supplier is currently the sole provider of the facility's feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007.

     On August 1, 2004, South Hampton entered into a $164,523 capital lease with Silsbee Trading and Transportation, which is owned by a Company officer, for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term. At June 30, 2005, approximately $21,000 represents unpaid interest, resulting in a present value of $115,860 of which $27,065 is classified as current.

     At March 31, 2005, Coin had a loan to a Mexican bank in the amount of $2,044,096, payable in quarterly payments through March, 2007, bearing interest at the LIBOR rate plus seven points (LIBOR was 3.34% at June 30, 2005) and collateralized by a second lien on the plant facilities. The note balance and unpaid interest of $2,601,587 were removed from the Consolidated Financial Statements when the stock of Coin was sold on June 9, 2005. See Note 8.

     TOCCO recorded a loss on foreclosure in the fourth quarter of 2004 related to a loan from a Mexican bank holding a first lien on the plant facilities. Unpaid interest on this loan of $529,797 was extinguished by the transfer of the Coin facility on May 19, 2005. See Note 8.

     In June of 2005, TOCCO paid dividends to ASRC in amounts sufficient to repay loans to the President of $53,000 and his wife of $100,000 and a stockholder of $100,000, including all accrued interest. A loan of $565,000 with a stockholder remains outstanding. At June 30, 2005, the Company has a liability to its President and Chief Executive Officer of approximately $1,229,000 for accrued salary and termination benefits which are included in Accrued Liabilities in Saudi Arabia in the Consolidated Balance Sheet.

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

     On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstocks and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feed volumes to the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. The Company had option contracts outstanding as of June 30, 2005 covering various natural gas price movement scenarios through October of 2005 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, the Company had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through June of 2005. For the six months ended June 30, 2005 and 2004, the net realized gain from the derivative agreements was $837,000 and $506,270, respectively. There was an estimated unrealized gain for the six months ended June 30, 2005 and 2004 of approximately $195,000 and $123,000, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2005 and 2004.

8.   DISCONTINUED OPERATIONS

     A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. In late April, 2005, management met with a third party who had a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed and an agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.

     On June 9, 2005, the Company sold the stock in the Mexican corporation to an independent third party in Mexico and essentially ceased all operations in the country. The stock was sold for an immaterial amount and the sale was designed to allow the third party to make use of the accumulated tax losses. The Company recorded a gain on disposal of Coin of approximately $5.9 million. There are no material continuing liabilities associated with the Company's prior ownership of the Coin operation.

9.   SUBSEQUENT EVENTS

     In July, 2005, the Company entered into discussions with its bank to replace the Purchase and Sale Agreement (see Note 6) with a line of credit. The bank has agreed to re-structure the relationship and documentation is expected to be completed in the third quarter 2005.

     On August 9, 2005 the Company reached an agreement with the plaintiff in the Jefferson County, Texas lawsuit. Payments of $100,000 each will be made on September 1, and December 1, 2005 in final settlement of the case. Documentation is expected to be completed in August, 2005.

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

     SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. Throughout the 1990's the Petrochemical Company enjoyed the benefits of economic expansion in the US and relatively low and stable energy prices. In 2000, energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February 2001, the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it attained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company's steady performance. The Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003, the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron fiasco, several of the Company's trading partners in the hedging program dropped out of the business and the Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 and flat demand would not allow accompanying rises in selling prices and therefore resulted in operating losses for the segment in 2003. After January 2004, feedstock prices temporarily began to fall back to more moderate levels and at the same time the Company was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, the Company had financial swaps in place which gave it protection against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004 and has continued into 2005. These conditions have allowed the Petrochemical Company to report significant earnings and to prepare to meet continued volatility of the markets in the future.

     South Hampton obtains its feedstock requirements from a sole source vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier would assist with the capital required to expand a toll processing unit for a large customer. As security for the funds used to purchase the capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility's equipment. South Hampton elected not to take advantage of the equipment financing portion of the agreement but continues to purchase feedstock through the vendor and continues to secure those purchases with a lien on fixed assets.

     A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. On June 1, 2005, the contract was extended through May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at June 30, 2005. The supplier is currently the sole provider of the feedstock supply. At June 30, 2005, South Hampton owed the supplier approximately $3.05 million.

     On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.

     As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2005, and therefore, its creditors had the right to declare the debt to be immediately due and payable. If this had occurred, Coin would have been unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until early 2005. On May 19, 2005 the facility was transferred to the acquiror and on June 9, 2005 the stock in Coin was sold. See Note 8 to the consolidated financial statements.

     MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed over the last five years because the open market prices for the metals were not sufficient to attract the additional investment required to achieve production. As the world economy and metal prices have improved over the last year, the investment viability has improved and steps are being taken to take advantage of the improved investment climate.

     On February 23, 2004, the Company's President received a letter from the Deputy Minister of Petroleum and Mineral Resources of the Kingdom of Saudi Arabia stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company's mining lease, to start during a period not to exceed two years, and also the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

     After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and was attached to the letter. The Company also agreed to pay the past due surface rentals, which were a total of approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005 and to continue to pay the surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes. The Company paid $266,000 of the back payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005.

     The Company is making preparations to implement the work program. After initialization, the program will take approximately twenty-two months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada, to update the feasibility study. The updated study will allow the Company to pursue potential joint venture partners to manage the project and to obtain acceptable financing to commercially develop the program. The prices of zinc, copper, gold and silver have increased significantly over the last two years. The updated study is expected to be completed by early in the third quarter of 2005. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Without a joint venture, the work program cannot be accomplished as planned. Financing for the updated feasibility study was provided by an advance from a major shareholder.

     The Minister of Petroleum and Mineral Resources announced on April 2, 2002 that a new revised Saudi Arabian Mining Code would be issued, which would expedite the issuance of licenses and has new incentives to encourage investment by the private sector, both Saudi and foreign, in the development of mineral resources in Saudi Arabia. The mining code was revised, approved by the Council of Ministers, and issued by Royal Decree prior to the end of 2004.

     The Company has communicated to the Minister of Petroleum and Mineral Resources that the unreasonable delay in granting of the mining lease from 1983 to 1993 and the unreasonable threat of cancellation during 2000 to 2003, which was lifted in 2004, were the underlying reasons for the Company's losses while maintaining its legal position in Saudi Arabia, and which further caused the severe drop in the share price of its stock. A request for fair compensation was made by the Company and denied by the Ministry, as was a request for arbitration. The Company is consulting with counsel on further steps which might be taken, however any such action would not affect the Company's right to implement the Al Masane project.

     On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and may be acted upon now that the new Saudi Arabian Mining Code is issued, but there can be no assurance that this will happen.

     Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $947,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,229,000).

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

     If the Company seeks additional outside financing, to proceed with the development of the mining segment, either foreign or domestic, there is no assurance that sufficient funds could be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain would be unfavorable to the Company and its existing shareholders.

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

RESULTS OF OPERATIONS

     SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2005, total petrochemical product sales and processing fees from continuing operations increased approximately $7,915,000 or 62%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $6,144,000 or 54% from the same period in 2004. Consequently, the total gross profit margin on revenue in the second quarter of 2005 increased approximately $1,771,000 or 127% compared to the same period in 2004.

     Sales from discontinued operations for the quarter decreased approximately $74,000 or 9%, while its cost of sales (excluding depreciation) decreased approximately $277,000 or 40%. Discontinued operations had a positive gross profit margin on product sales in this quarter of approximately $302,000, compared to a positive gross profit margin of approximately $99,000 in the same quarter in 2004.

     In the six months ended June 30, 2005, total petrochemical product sales and processing fees from continuing operations increased approximately $14,676,000 or 63%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $8,589,000 or 40% from the same period in 2004. Consequently, the total gross profit margin on petrochemical product sales and processing in the first six months of 2005 increased approximately $6,087,000 compared to the same period in 2004. The cost of petrochemical product sales and processing and gross profit margin for the six months ended June 30, 2005 include an estimated unrealized gain of approximately $195,000 on the derivative agreements.

     Sales from discontinued operations increased approximately $966,000 or 90%, while its cost of sales (excluding depreciation) increased approximately $204,000 or 21%. Therefore, discontinued operations had a gross profit margin on product sales for the six months of approximately $886,000, compared to a gross profit margin of approximately $123,000 for the same period in 2004.

     The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. The total capacity of the unit was increased by approximately 30% and was functional by March 31, 2005. The Company has experienced typical mechanical reliability issues since the startup with the increased volume and is resolving those as they arise, but is generally satisfied with the performance of the additional equipment. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. No reportable injuries were recorded during the effort.

     The first half of 2005 has seen generally high feedstock prices but they have fluctuated within a range rather than continuing the steady increase of the prior year. The Company has been able to keep product prices high enough to maintain a positive cash flow and cover the higher fuel gas and transportation costs. Importantly, sales demand has remained high during the last fifteen months even with the constant price increases to the customers. Management attributes the strong sales demand to both the stronger general economic activity of the past year, and to the growth in the industries served by the petrochemical product lines. Growth of the markets served has generally been 2% to 3% annually over the last ten years.

     For comparison the first half of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs for the Company and, with feedstock prices rising rapidly, the Company was unable to raise product prices quickly enough to cover the increased costs. This resulted in severe losses in January and, to a lesser extent, February. By March, 2004, the Company had raised its product prices and adjusted its business to cover the increases, which enabled it to regain a positive cash flow position. Feedstock prices moderated early in the second quarter 2004 but by the end of the quarter and throughout the third and fourth quarters the prices were again on the upswing.

     Since late 2003, the Company has entered into derivative agreements to dampen the sudden price spikes and to provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed to avoid the large losses experienced in the past. Generally, approximately 50% of the monthly feedstock requirements are covered at any one time. This ratio cushions the price increases and still allows the Company to experience partial benefit when the price drops. In the second quarter of 2005, the natural gasoline derivative agreements had a realized gain of approximately $476,000 and an estimated unrealized loss of approximately $69,000 for a total positive effect of approximately $407,000.

     The price of natural gas (fuel gas), which is the petrochemical operation's largest single expense, continued to be high during the first quarter of 2005 compared to historical levels. The Company has entered into option contracts for fuel gas through the first quarter of 2006, to attempt to minimize the impact of price fluctuations in the market. The Company has also been able to pass through the price increases as they have occurred. In the second quarter of 2005, the natural gas derivative agreements had a realized gain of approximately $27,380 and an estimated unrealized gain of approximately $91,161 for a total positive effect of approximately $118,541.

     The toll processing fee revenue for the second quarter of 2005 of approximately $854,000 was a decrease of approximately $157,000 or 16% below the fees for the same period in 2004. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in the tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise in the second half of 2005 when expanded facilities for one of the major customers are completed. The contract was signed on January 28, 2005 with the expanded operations to commence within eight months of signing of the agreement. The revised contract will generate additional processing fees, contains a capital repayment feature, and carries penalties for being late in completion of the expansion project. The project is on schedule and is expected to be completed timely.

     Interest expense remained relatively unchanged. The Company's largest supplier of feedstock asked for security on the account because of the large increase in the amounts owed for feedstock purchases. While the volume of feedstocks purchased is rising because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases. The Company negotiated a security agreement with the supplier, which has solidified the supply of feedstock to the Company at favorable terms compared to what is otherwise available in the market. Under the security agreement, the supplier has a first lien on most of South Hampton's fixed assets.

     MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche and Coin minority stockholders' shares of the losses from the Pioche and Coin operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2005 are $1.40 per pound for copper and $.53 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2005. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information about the Company's Common Stock repurchases during the three months ended June 30, 2005:

                             (a)                                  (c)                      (d)
                        Total Number                    Total Number of Shares     Maximum Number of
                             of              (b)         Purchased as Part of    Shares that May Yet be
                           Shares       Average Price     Publicly Announced       Purchased Under the
Period                    Purchased    Paid Per Share      Plans or Programs        Plans or Programs
------                  ------------   --------------   ----------------------   ----------------------
April 1, 2005 through
   April 30, 2005             --             $--                   --                       --

May 1, 2005 through
   May 31, 2005               --             $--                   --                       --

June 1, 2005 through
   June 30, 2005              --             $--                   --                       --
                             ---             ---                  ---                      ---
Total                         --             $--                   --                       --
                             ===             ===                  ===                      ===

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

10(n)   - Security Agreement and Deed of Trust dated June 1, 2004 between South
          Hampton Refining Company and Martin Operating Partnership, L.P.
          (incorporated by reference to Exhibit 10(p) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2004 (File No.
          0-6247)).

10(o)   - Addendum to Equipment Lease Agreement dated August 1, 2004, between
          Silsbee Trading and Transportation Corp. and South Hampton Refining
          Company (incorporated by reference to Exhibit 10(q) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
          (file No. 0-6247)).

10(p)   - Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March
          31, 2005 (file No. 0-6247)).

10(q)   - Loan Agreement dated June 30, 2005 between Texas Oil & Chemical Co.
          II/South Hampton Refining Co. and The Catalyst Fund,
          LTD/Soutwest/Catalyst Capital, LTD.

10(r)   - Judicial Agreement dated May 19, 2005 between Fabricante Y
          Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V.

10(s)   - Agreement dated June 6, 2005 between Fabricante Y Comercializadora
          Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V.

10(t)   - Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez
          Castro and Mauricio Ramon Arevalo Mercado.

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
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

DATE: August 19, 2005                   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        (Registrant)


                                        By: /s/ NICHOLAS CARTER
                                            ------------------------------------
                                            Nicholas Carter Secretary/Treasurer
                                            (Authorized Officer and Principal
                                            Financial Officer)