Form 10-Q
period 2005-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2005-11-14
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO   X
    -----    -----

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2005: 22,731,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2005           2004
                                                      -------------   ------------
ASSETS
   CURRENT ASSETS
      Cash                                             $ 3,277,386    $    623,202
      Trade Receivables, Net                             7,597,402       3,198,081
      Financial Contracts                                3,095,952              --
      Inventories                                          643,325       1,243,693
                                                       -----------    ------------
         Total Current Assets                           14,614,065       5,064,976

   PLANT, PIPELINE AND EQUIPMENT                        17,650,030      14,536,618
      Less: Accumulated Depreciation                    (9,526,445)     (9,044,884)
                                                       -----------    ------------
         Net Plant, Pipeline and Equipment               8,123,585       5,491,734

   AL MASANE PROJECT                                    36,581,813      36,420,565
   OTHER INTERESTS IN SAUDI ARABIA                       2,431,248       2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES               1,057,921       1,058,102
   OTHER ASSETS                                            798,837         581,258
                                                       -----------    ------------
         TOTAL ASSETS                                  $63,607,469    $ 51,047,883
                                                       ===========    ============

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable                                 $ 1,419,471    $  2,649,899
      Accrued Interest                                     321,400       4,133,964
      Accrued Liabilities                                2,211,424       1,145,399
      Accrued Liabilities in Saudi Arabia                2,527,751       2,749,128
      Notes Payable                                     11,025,833      11,025,833
      Notes Payable to Stockholders                        565,000         718,000
      Current Portion of Long-Term Debt                  1,227,065       3,071,161
                                                       -----------    ------------
         Total Current Liabilities                      19,297,944      25,493,384

   LONG-TERM DEBT                                        5,995,424       4,915,534
   DEFERRED REVENUE                                        146,001         175,141
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          809,932         816,879

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2005
      and 2004                                           2,243,199       2,243,199
   ADDITIONAL PAID-IN CAPITAL                           36,512,206      36,512,206
   ACCUMULATED DEFICIT                                  (1,397,237)    (19,108,460)
                                                       -----------    ------------
         Total Stockholders' Equity                     37,358,168      19,646,945
                                                       -----------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $63,607,469    $ 51,047,883
                                                       ===========    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30                SEPTEMBER 30
                                              -------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
REVENUES
   Petrochemical Product Sales                $19,521,900   $13,927,710   $55,608,233   $35,409,335
   Processing Fees                              1,211,825       967,277     3,100,040     2,783,845
                                              -----------   -----------   -----------   -----------
                                               20,733,725    14,894,987    58,708,273    38,193,180

OPERATING COSTS AND EXPENSES
   Cost of Petrochemical Product
      Sales and Processing                     12,826,547    11,476,771    42,690,272    32,751,269
   General and Administrative                   1,125,042       965,040     3,251,672     2,733,080
   Depreciation                                   170,231       160,537       481,561       597,988
                                              -----------   -----------   -----------   -----------
                                               14,121,820    12,602,348    46,423,505    36,082,337
                                              -----------   -----------   -----------   -----------
   OPERATING INCOME                             6,611,905     2,292,639    12,284,768     2,110,843

OTHER INCOME (EXPENSE)
   Interest Income                                 23,519         6,268        42,018        20,736
   Interest Expense                              (230,560)     (172,769)     (659,052)     (584,356)
   Minority Interest                                3,314         3,100         6,948         7,700
   Miscellaneous Income (Expense)                    (194)       46,142        50,617       109,229
                                              -----------   -----------   -----------   -----------
                                                 (203,921)     (117,259)     (559,469)     (446,691)
                                              -----------   -----------   -----------   -----------
   INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES            6,407,984     2,175,380    11,725,299     1,664,152

INCOME TAXES                                      481,000            --       829,600            --
                                              -----------   -----------   -----------   -----------
   INCOME FROM CONTINUING OPERATIONS            5,926,984     2,175,380    10,895,699     1,664,152

DISCONTINUED OPERATIONS
   Income (Loss) from Operations of Coin               --      (272,407)      989,856      (841,350)
   Gain on Disposal of Coin                            --            --     5,825,668            --
                                              -----------   -----------   -----------   -----------
   GAIN (LOSS) FROM DISCONTINUED OPERATIONS            --      (272,407)    6,815,524      (841,350)
                                              -----------   -----------   -----------   -----------
   NET INCOME                                 $ 5,926,984   $ 1,902,973   $17,711,223   $   822,802
                                              ===========   ===========   ===========   ===========
Basic and Diluted Earnings
   per Common Share
   Income from Continuing Operations          $     0.261   $     0.096   $     0.479   $     0.073
   Discontinued Operations                             --        (0.012)        0.300        (0.037)
                                              -----------   -----------   -----------   -----------
    Net Income                                $     0.261   $     0.084   $     0.779   $     0.036
                                              ===========   ===========   ===========   ===========
Basic and Diluted Weighted Average Number
   of Common Shares Outstanding                22,731,994    22,731,994    22,731,994    22,731,994
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                           COMMON STOCK         ADDITIONAL
                     -----------------------     PAID-IN      ACCUMULATED
                       SHARES       AMOUNT       CAPITAL        DEFICIT        TOTAL
                     ----------   ----------   -----------   ------------   -----------
DECEMBER 31, 2004    22,431,994   $2,243,199   $36,512,206   $(19,108,460)  $19,646,945
   Net Income                --           --            --     17,711,223    17,711,223
                     ----------   ----------   -----------   ------------   -----------
SEPTEMBER 30, 2005   22,431,994   $2,243,199   $36,512,206   $ (1,397,237)  $37,358,168
                     ==========   ==========   ===========   ============   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                          2005          2004
                                                                      -----------   -----------
OPERATING ACTIVITIES
   Net Income                                                         $17,711,223   $   822,804
   Adjustments to Reconcile Net Income
      To Net Cash Provided by Operating Activities:
         Depreciation                                                     481,561       859,258
         (Decrease) Increase in Deferred Revenue                          (29,140)       23,013
         Unrealized Gain on Financial Contracts                        (3,269,202)   (1,657,294)
         Gain on Disposal of Coin                                      (5,825,668)           --
         Minority Interest/Other                                           (6,947)      (16,682)
   Changes in Operating Assets and Liabilities:
         Increase in Trade Receivables                                 (4,399,321)     (531,576)
         (Increase) Decrease in Inventories                               600,368      (818,639)
         Increase in Other Assets                                        (261,860)      (10,015)
         Increase in Accounts Payable and Accrued Liabilities             601,095     1,293,330
         Increase (Decrease) in Accrued Interest                         (578,959)      630,882
         Increase (Decrease) in Accrued Liabilities in Saudi Arabia      (221,377)      124,302
                                                                      -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,801,773       719,383
                                                                      -----------   -----------

INVESTING ACTIVITIES
   Additions to Al Masane Project                                        (161,248)     (276,055)
   Additions to Plant, Pipeline and Equipment                          (3,113,412)     (593,850)
   Reduction in Mineral Properties in the United States                       181       153,685
                                                                      -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES                         (3,274,479)     (716,220)
                                                                      -----------   -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations                 1,379,890            --
   Reduction of Notes Payable and Long-Term Obligations                  (253,000)      (17,423)
                                                                      -----------   -----------
         NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES               1,126,890       (17,423)
                                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH                                         2,654,184       (14,260)
CASH AT BEGINNING OF PERIOD                                               623,202       177,716
                                                                      -----------   -----------
CASH AT END OF PERIOD                                                 $ 3,277,386   $   163,456
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

     These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Petrochemical Company"or "ASRC"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. ("South Hampton"), and, until June 9, 2005, approximately 99.9% of the capital stock of Productos Quimicos Coin, S.A. de C.V. ("Coin"), a specialty petrochemical products company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company's Specialty Petrochemicals Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2. INVENTORIES

     Inventories include the following:

                         SEPTEMBER 30, 2005   DECEMBER 31, 2004
                         ------------------   -----------------
Petrochemical products        $643,325            $1,243,693
                              ========            ==========

     Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market, for inventory in the United States. At September 30, 2005, current cost exceeded LIFO value by approximately $651,000. At December 31, 2004, current cost exceeded the LIFO value by approximately $344,000.

3. NET INCOME (LOSS) PER COMMON SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004, respectively.

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   -----------------
                                             2005      2004      2005      2004
                                           -------   -------   -------   -------
Continuing Operations
   Income from Continuing Operations       $ 5,927   $ 2,175   $10,896   $ 1,664
                                           =======   =======   =======   =======
   Weighted Average Shares Outstanding:
      Basic and Diluted                     22,732    22,732    22,732    22,732
                                           =======   =======   =======   =======
   Income Per Share from Continuing
      Operations:
      Basic and Diluted                    $ 0.261   $ 0.096   $ 0.479   $ 0.073
                                           =======   =======   =======   =======

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                    ------------------   -----------------
                                                      2005      2004       2005      2004
                                                    -------   -------    -------   -------
Discontinued Operations (Productos Quimicos Coin)
   Gain (Loss) from Discontinued Operations         $    --   $  (272)   $ 6,816   $  (841)
                                                    =======   =======    =======   =======
   Weighted Average Shares Outstanding:
      Basic and Diluted                              22,732    22,732     22,732    22,732
                                                    =======   =======    =======   =======
   Gain (Loss) Per Share from Discontinued
      Operations:
      Basic and Diluted                             $ 0.000   $(0.012)   $ 0.300   $(0.037)
                                                    =======   =======    =======   =======

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   -----------------
                                             2005      2004      2005      2004
                                           -------   -------   -------   -------
Total Operations
   Net Income                              $ 5,927   $ 1,903   $17,711   $   823
                                           =======   =======   =======   =======
   Weighted Average Shares Outstanding:
      Basic and Diluted                     22,732    22,732    22,732    22,732
                                           =======   =======   =======   =======
   Net Income Per Share:
      Basic and Diluted                    $ 0.261   $ 0.084   $ 0.779   $ 0.036
                                           =======   =======   =======   =======

     For the three and nine months ended September 30, 2005 and 2004, options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

4. SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2005   PETROCHEMICAL      MINING        TOTAL
-------------------------------------   -------------   -----------   -----------
Continuing operations:
   Revenue from external customers       $20,733,725    $        --   $20,733,725
   Depreciation                              170,231             --       170,231
   Operating income (loss)                 6,764,647       (152,742)    6,611,905
Total assets                             $23,374,655    $40,232,814   $63,607,469

THREE MONTHS ENDED SEPTEMBER 30, 2004               PETROCHEMICAL      MINING        TOTAL
-------------------------------------               -------------   -----------   -----------
Continuing operations
   Revenue from external customers                   $14,894,987    $        --   $14,894,987
   Depreciation                                          160,435            102       160,537
   Operating income (loss)                             2,448,508       (155,869)    2,292,639

Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                   $ 1,065,624    $        --   $ 1,065,624
   Depreciation                                           87,090             --        87,090
   Operating loss                                        (26,425)            --       (26,425)

Total assets                                         $15,673,677    $39,995,922   $55,669,599

NINE MONTHS ENDED SEPTEMBER 30, 2005                  REFINING      MINING       TOTAL
------------------------------------                -----------   ---------   -----------
Continuing operations
   Revenue from external customers                  $58,708,273   $      --   $58,708,273
   Depreciation                                         481,561          --       481,561
   Operating income (loss)                           12,731,951    (447,183)   12,284,768

Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                  $ 2,042,676   $      --   $ 2,042,676
   Depreciation                                              --          --            --
   Operating income                                     497,730          --       497,730

NINE MONTHS ENDED SEPTEMBER 30, 2004                  REFINING      MINING       TOTAL
------------------------------------                -----------   ---------   -----------
Continuing operations
   Revenue from external customers                  $38,193,180   $      --   $38,193,180
   Depreciation                                         597,682         306       597,988
   Operating income (loss)                            2,587,385    (476,542)    2,110,843

Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                  $ 2,141,670   $      --   $ 2,141,670
   Depreciation                                         261,270          --       261,270
   Operating loss                                      (226,337)         --      (226,337)

Information regarding foreign operations for the three and nine months ended September 30, 2005 and 2004 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                    THREE MONTHS ENDED   NINE MONTHS ENDED
                       SEPTEMBER 30,       SEPTEMBER 30,
                    ------------------   -----------------
                       2005      2004      2005      2004
                     -------   -------   -------   -------
REVENUES
   United States     $20,734   $14,895   $58,709   $38,193
   Mexico                 --     1,066     2,042     2,142
   Saudi Arabia           --        --        --        --
                     -------   -------   -------   -------
                     $20,734   $15,961   $60,751   $40,335
                     =======   =======   =======   =======
LONG-LIVED ASSETS
   United States     $ 9,182   $ 5,371
   Mexico                 --     4,305
   Saudi Arabia       39,013    38,872
                     -------   -------
                     $48,195   $48,548
                     =======   =======

5. LEGAL PROCEEDINGS

     As of September 30, 2005, South Hampton was a defendant in one lawsuit. The lawsuit, which was filed in Madison County, Illinois, and which includes up to 70 other defendants, primarily claims illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during employment at various occupations. The plaintiff claims that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected it to liability for unspecified actual and punitive damages. In October 2005 the plaintiff non-suited South Hampton.

     A second lawsuit filed in Jefferson County, Texas, in September 2001, alleges that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Due to the time period in which the claimant was allegedly injured, the Company was unable to locate insurance coverage for this particular suit. In July 2005 South Hampton entered into a settlement agreement with the plaintiff in order to eliminate its risk in this matter. The settlement was not material to financial position or results of operations.

     In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ's industrial and hazardous waste rules. The TCEQ's Executive Director recommended that the TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and order South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with Texas Water Code, the Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time. On February 2, 2000, the TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective action be taken. Again, appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. In April 2003 South Hampton received a revised Notice of Violation from the TCEQ. Various claims of alleged violation were dropped, modified and added in the revised report and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with the TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised notice contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton has continued to communicate with the TCEQ concerning ongoing emission control facility upgrades which are being implemented independently of this action and the Company intends to continue to vigorously defend itself against the outstanding Notice of Violation. Negotiations between South Hampton and the TCEQ are expected to continue in order to reach a final settlement.

     For comparison purposes, in the only settlement by the Company in recent history, the TCEQ notified South Hampton on December 13, 2001, that it found several alleged violations of TCEQ rules during a record review in October 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April 2002 for approximately $5,900. There is no assurance the outcome of this incident is reflective of the potential outcome of the currently outstanding allegations.

     On February 23, 2004, by court order, a creditor was awarded Coin's plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000-2003 time periods when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, Coin immediately took legal steps to delay and, if possible, prevent seizure of the plant. Coin remained in control of the facility and continued its legal challenge to the foreclosure. On May 19, 2005, Coin, with agreement from the bank, transferred the facility in Coatzacoalcos to a third party for a combination of cash and relief from certain liabilities relating to bank debt and employee severance liabilities. The transfer of the facility satisfied all liability to the foreclosing bank. On June 9, 2005, the Company sold the stock in the Mexican corporation (Coin) for a minor amount. As a result of the matters discussed in Note 8, management recorded a loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004 and a gain on the sale of the stock of $5,825,668 in the second quarter of 2005.

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

     On June 30, 2005, South Hampton signed a $2,000,000 loan agreement with The Catalyst Fund, Ltd. & Southwest/Catalyst Capital, Ltd. ("Catalyst") to provide funds for the expansion of one of the toll processing units. The loan will be repaid over five years with payments to begin the first quarter after the commencement of operations of the new facilities or no later than January 2006. Payments are due quarterly and the note carries an interest rate of 12% per annum. The agreement carries certain limits on distributions to the parent Company and any deviations from the listed amounts must be pre-approved by Catalyst. The contract with the toll processing customer contains provision for capital recovery to be paid monthly and South Hampton intends to apply those payments to retirement of the debt. The loan is collateralized by the proceeds of the toll processing contract, and by a second lien on most of South Hampton's plant and equipment. At September 30, 2005, all of the loan commitment had been drawn with $200,000 classified as current and $1,800,000 as long term. The process was operational in October 2005 and capital payments by the customer have commenced.

     On July 29, 2003, a Purchase and Sale Agreement was negotiated with a bank whereby the bank would purchase the accounts receivable of South Hampton at a 15% discount. The discounted amount is returned to South Hampton, less fees, when the invoice is collected. Under this agreement, the bank agreed to purchase up to $4.5 million of invoices. For the first nine months of 2005, the average effective interest rate was approximately 15%. In July 2004 the limit of purchases was raised to $6.0 million by the bank, and in January 2005 it was raised again to $8.5 million. At September 30, 2005, approximately $1,657,000 of receivables have been sold and, due to the revolving nature of the agreement, also remain outstanding. The original agreement restricts the payment of any dividends to the Company by South Hampton to an amount not to exceed $50,000 a month, provided that South Hampton is not in default under the agreement. The Company adhered to this agreement until December 2004 when the first installment of the mining lease payment was due. South Hampton advanced to the parent Company in the form of a dividend, $260,000, which was used to pay the mining lease installment. The Bank waived default on this excess 2004 dividend by letter dated April 6, 2005. The Bank also approved an amendment raising the total dividends allowed during 2005 to $1,000,000. At September 30, 2005, South Hampton was in compliance with the provisions of the agreement. This agreement was replaced in October 2005 by an asset-based lending agreement with the same bank. See Note 9.

     A contract was signed on June 1, 2004 between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. The contract requires South Hampton to begin reducing its current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1.0 million of the balance of approximately $5.11 million has been classified as current at September 30, 2005. The supplier is currently the sole provider of the facility's feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007 and in November 2005 the contract was amended to cover 80,000 barrels per month.

     On August 1, 2004, South Hampton entered into a $164,523 capital lease with Silsbee Trading and Transportation, which is owned by a Company officer, for the purchase of a diesel powered man-lift. The lease is for five years with title transferring to South Hampton at term end. At September 30, 2005, approximately $18,000 represents unpaid interest, resulting in a present value of $115,860 of which $27,065 is classified as current.

     At March 31, 2005, Coin had a loan to a Mexican bank in the amount of $2,044,096, payable in quarterly payments through March 2007, bearing interest at the LIBOR rate plus seven points (LIBOR was 3.34% at June 30, 2005) and collateralized by a second lien on the plant facilities. The note balance and unpaid interest of $2,601,587 was extinguished when the stock of Coin was sold on June 9, 2005. See Note 8.

     TOCCO recorded a loss on foreclosure in the fourth quarter of 2004 related to a loan from a Mexican bank holding a first lien on the plant facilities. Unpaid interest on this loan of $529,797 was extinguished by the negotiated transfer of the Coin facility on May 19, 2005. See Note 8.

     In June 2005 TOCCO paid dividends to ASRC in amounts sufficient to repay a $53,000 loan owed the President, a $100,000 loan owed his spouse, and a $100,000 loan owed a stockholder. The dividend was sufficient to also pay $110,018 of accrued interest due on the loans. A loan of $565,000 with a stockholder remains outstanding. At September 30, 2005, the Company has a liability to its President and Chief Executive Officer of approximately $1,241,000 for accrued salary and termination benefits which are included in Accrued Liabilities in Saudi Arabia in the Consolidated Balance Sheet.

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

     On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feed volumes to the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. TOCCO had option contracts outstanding as of September 30, 2005 covering various natural gas price movement scenarios through October of 2006 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through March of 2006. For the nine months ended September 30, 2005 and 2004, the net realized gain from the derivative agreements was approximately $760,000 and $686,000, respectively. There was an estimated unrealized gain for the nine months ended September 30, 2005 and 2004 of approximately $3,269,000 and $1,657,000, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2005 and 2004.

8. DISCONTINUED OPERATIONS

     A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. In late April, 2005, management met with a third party who had a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed. An agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.

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

9. SUBSEQUENT EVENTS

     In July 2005 South Hampton entered into discussions with their bank to replace the Purchase and Sale Agreement (see Note 6) with a line of credit. Documentation was completed in October 2005 and is valid for two years. The new agreement has a borrowing limit of up to $6,000,000 or 85% of eligible Accounts Receivable and provides an interest rate of Prime Rate plus .25%. Distributions to the parent Company are limited to approximately 50% of cash flow as long as certain financial covenants are met.

     On September 22, 2005 South Hampton suspended operations at its petrochemical facility in Silsbee, Texas so that its employees could evacuate ahead of the incoming Hurricane Rita. The storm passed over the area on Saturday, September 24, and by Monday employees and management began returning to assess damage and to make preparations for repair and operations. Power was restored within a week, and employees resumed regular work shifts. On October 5, the facility resumed operations and within three days, production was at pre-storm levels. The repairs to the facility are estimated to cost approximately $500,000, most of which we anticipate will be covered by insurance. South Hampton lost approximately two weeks of sales and production, which is split between September and October reporting periods. The total reduction in Gross Income is estimated at approximately $3,000,000. No long term effects of the outage are expected, and no market share was lost.

     In October 2005 Catalyst agreed to allow additional dividends to the parent company in amounts sufficient to repay the remainder of shareholder loans and partially retire the debt to the President of the Company. Documentation of this amendment to the loan agreement is expected to be completed in November 2005.

     In October 2005 South Hampton signed a long term feedstock transportation agreement with its supplier whereby the supplier would build a tank near Beaumont, TX to receive natural gasoline from the TEPPCO pipeline system. The supplier will maintain sufficient inventory on hand to meet South Hampton's needs. South Hampton guaranteed a minimum throughput and will be liable for repayment of the cost of the tank in the event of default. South Hampton believes this arrangement solidifies feedstock availability year round and improves the current means of transportation. Additionally, South Hampton signed a pipeline use agreement whereby South Hampton will transport natural gasoline in its Gulf State subsidiary pipeline for the benefit of the feedstock supplier. The supplier will pay a fee based upon throughput which will offset up to 50% of the cost of operating the line. South Hampton granted a Right of First Refusal to the supplier for the purchase of some unused Rights of Way in the event the Gulf State pipeline is not suitable for the movements required and the supplier wished to build their own line. The potential sale of the Rights of Way would be at market price. Construction of the tank and initial operation of the two agreements are expected to take place in the second quarter of 2006.

     In October 2005 South Hampton received a notice of cancellation from the smaller of its two toll processing customers. The contract with the customer requires a two year notification prior to cancellation by either party. The customer has indicated it wishes to utilize the unit in a different fashion than covered by the current contract and is starting negotiation for future activity. South Hampton believes the hydro-treating unit involved is readily marketable and will be kept in service either with the current customer or with another party.

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

     On August 25, 2005, South Hampton legally changed its name from South Hampton Refining Co. to South Hampton Resources, Inc. The former name had been used by South Hampton since the late 1970's when it was involved in the processing of crude oil and the production of motor fuels. Since South Hampton had emphasized the petrochemical and specialty product business for the past twenty years and no longer produced motor fuels of any nature, it was felt the name was misleading and needed to be changed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

     SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. Throughout the 1990's the Petrochemical Company enjoyed the benefits of economic expansion in the US and relatively low and stable energy prices. In 2000 energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February 2001 the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it maintained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company's steady performance. The Petrochemical Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003 the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron failure, several of TOCCO's trading partners in the hedging program dropped out of the business. Consequently, the Petrochemical Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 and flat demand would not allow accompanying rises in selling prices. This resulted in operating losses for the segment in 2003. After January 2004 feedstock prices temporarily began to fall back to more moderate levels and at the same time TOCCO was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, the TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004 and has continued into 2005. These conditions allowed the Petrochemical Company to report significant earnings and to prepare to meet continued volatility of the markets in the future.

     South Hampton obtains its feedstock requirements from a sole source vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier would assist with the capital required to expand a toll processing unit for a large customer. As security for the funds used to purchase capital equipment and to secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility's equipment. South Hampton elected not to take advantage of the equipment financing portion of the agreement but continues to purchase feedstock from the vendor and to secure those purchases with a lien on fixed assets.

     A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty days written notice of termination by either party. On June 1, 2005, the contract was extended through May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at September 30, 2005. The supplier is currently the sole provider of feedstock. At September 30, 2005, South Hampton owed the supplier approximately $5.11 million. No payments were made to the supplier during the last week of September or the first ten days of October due to the disruptions from Hurricane Rita in the area. The account balance was subsequently reduced as operations and banking returned to normal.

     On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.

     As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2005, and therefore, its creditors had the right to declare the debt to be immediately due and payable. If this occurred, Coin would have been unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until early 2005. On May 19, 2005, through a negotiated settlement, the facility was transferred to the acquirer and on June 9, 2005 the stock in Coin was sold. See Note 8 to the consolidated financial statements.

     MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has been delayed over the last five years because open market prices for metals were insufficient to attract additional investment required to achieve production. As world economy and metal prices have improved over the last year, investment viability has improved and steps are being taken to take advantage of the improved investment climate.

     On February 23, 2004, the Company's President received a letter from the Deputy Minister of Petroleum and Mineral Resources of the Kingdom of Saudi Arabia stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company's mining lease, to start during a period not to exceed two years and also the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that, if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

     After discussions with the Deputy Minister, the Company President responded in a letter to the Minister dated, March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and attached to the letter. The Company also agreed to pay past due surface rentals, which totaled approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005, and to continue to pay surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. If the Company does not implement the program during the two-year period, the matter will be referred to the Ministry to seek direction in accordance with the Mining Code and other concerned codes. The Company is currently in the preliminary stages of negotiations with a viable joint venture partner and feels that sufficient progress will be made by the May deadline to justify an extension of time, if necessary, on agreement with the Ministry. The Company paid $266,000 of the back lease payments on January 3, 2005, and is scheduled to pay the remaining $320,000 on December 31, 2005.

     The Company is making preparations to implement the work program. After initialization, the program will take approximately twenty-two months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada ("SNC-Lavalin"), to update the feasibility study. The updated study will allow the Company to pursue potential joint venture partners to manage the project and to obtain acceptable financing to commercially develop the program. The prices of zinc, copper, gold and silver have increased significantly over the last two years. The updated study was completed in August of 2005. The study by SNC-Lavalin updated the estimated capital cost and operating expenses of the project. The firm concluded that capital expenditure of approximately $115 million is needed to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery. The study was then turned over to a separate and independent consultant for further analysis and to allow the economic feasibility to be reviewed. The consultant, Molinari and Associates, Inc. of Toronto, Canada, ("Molinari") concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented. Based on average pricing for gold, silver, zinc and copper during the last three years, Molinari determined the project's Internal Rate of Return to be negative 1.68%. However, if current metals prices are used, Molinari concluded that the project should produce an Internal Rate of Return of 7.28% for the conservative case, and 13.0% if operating and capital cost reductions are achieved. Molinari also believes that increasing demand for zinc and copper from China and India will support metal prices in the foreseeable future. The following chart illustrates the change from the low prices of 2003 and 2004 to current levels:

           AVERAGE PRICE      SPOT PRICE AS OF
           FOR 2003-2005          09/2005            INCREASE
         -----------------   -----------------   ----------------
GOLD     $404.00 per ounce   $453.00 per ounce   $49.00 per ounce
SILVER   $6.21 per ounce     $7.15 per ounce     $0.94 per ounce
COPPER   $1.25 per pound     $1.75 per pound     $0.50 per pound
ZINC     $0.50 per pound     $0.63 per pound     $0.13 per pound

     There is no assurance that even with favorable economic reports, a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project. Without a joint venture, the work program cannot be accomplished as planned. Financing for the updated feasibility study was provided by an advance from a major shareholder.

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

     The Company has communicated to the Minister of Petroleum and Mineral Resources that the unreasonable delay in granting of the mining lease from 1983 to 1993 and the unreasonable threat of cancellation during 2000 to 2003, which was lifted in 2004, were the underlying reasons for the Company's losses while maintaining its legal position in Saudi Arabia, and which further caused the severe drop in the share price of its stock. A request for fair compensation was made by the Company and denied by the Ministry, as was a request for arbitration. The Company is consulting with counsel on further steps which might be taken; however, any such action will not affect the Company's right to implement the Al Masane project.

     On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and may be acted upon now that the new Saudi Arabian Mining Code is issued; however, as is frequently the case when making such applications with the Ministry, there is no timetable for action on our application.

     Management is also addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $947,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed approximately $1,241,000).

     Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund ("SIDF") to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company's share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government was to demand immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

     With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals until it is able to generate sufficient excess funds to begin payment of this liability. Management believes it will be able to maintain sufficient cash to allow the payment of its obligations as any affected employees leave the Company's employment. Consideration is being given to establishment of a Reserve Fund to manage these obligations.

     As noted previously, the Company's mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company's ownership interest in Pioche to approximately 55%.

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

     If the Company seeks additional outside financing to proceed with the development of the mining segment, either foreign or domestic, there is no assurance that sufficient funds could be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain would be unfavorable to the Company and its existing shareholders.

     The Company's management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Two members of the Board are geologists, and a third is a petroleum engineer. Neither management nor the Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation. The Company intends to hire qualified and experienced managers for the operation at the appropriate time. In addition, the Company has from time to time employed various respected engineering and financial advisors to assist in development and evaluation of the project. The consultants employed to update the feasibility of the project were SNC-Lavalin of Toronto, Canada. The consulting group employed to review the feasibility study and to develop current economic analysis is Molinari and Associates, Inc. of Toronto, Canada. Company management may not be totally aware in detail of the specific requirements related to working within this industry. Therefore, there is risk the decisions and choices may not take into account standard engineering or management approaches mineral exploration companies commonly use. If these issues are not correctly handled, the operations, earnings and ultimate financial success of the Mining Segment could suffer irreparable harm due to management's lack of experience in this portion of the development of the project. The amount of risk will ultimately depend upon the Company's skill in using consultants and in hiring experienced personnel to manage the operation.

RESULTS OF OPERATIONS

     SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2005, total petrochemical product sales and processing fees from continuing operations increased approximately $5,839,000 or 39%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $1,350,000 or 12% from the same period in 2004. Consequently, the total gross profit margin on revenue in the third quarter of 2005 increased approximately $4,489,000 or 131% compared to the same period in 2004.

     Sales from discontinued operations (the Productos Quimicos Coin subsidiary) for the quarter decreased approximately $1,066,000 or 100%, while its cost of sales (excluding depreciation) decreased approximately $906,000 or 100%. Discontinued operations had no effect on gross profit margin on product sales in this quarter, compared to a positive gross profit margin of approximately $160,000 in the same quarter in 2004.

     In the nine months ended September 30, 2005, total petrochemical product sales and processing fees from continuing operations increased approximately $20,515,000 or 54%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $9,939,000 or 30% from the same period in 2004. Consequently, the total gross profit margin on petrochemical product sales and processing in the first nine months of 2005 increased approximately $10,576,000 compared to the same period in 2004. The cost of petrochemical product sales and processing and gross profit margin for the nine months ended September 30, 2005 and 2004 include an estimated unrealized gain of approximately $3,269,000 and $1,657,000 respectively on the derivative agreements.

     Sales from discontinued operations (the Productos Quimicos Coin subsidiary) for the nine months decreased approximately $99,000 or 5%, while its cost of sales (excluding depreciation) decreased approximately $702,000 or 38%. Therefore, discontinued operations had a gross profit margin on product sales for the nine months of approximately $886,000, compared to a gross profit margin of approximately $282,000 for the same period in 2004.

     The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. Total capacity of the unit was increased by approximately 30% and functional by March 31, 2005. The Company experienced typical mechanical reliability issues since the startup with the increased volume. These issues were resolved as they arose and the Company is generally satisfied with the performance of the additional equipment. Consistent operation at full capacity of the expanded equipment was attained in the early part of the third quarter 2005. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. No reportable injuries were recorded during the effort.

     During first nine months of 2005 the Company has generally experienced high feedstock prices that fluctuated within a range, rather than continuing the steady increase experienced in 2004--the exception being late August when Hurricane Katrina hit the Gulf Coast. The damage in the Gulf producing regions from Hurricane Katrina, followed by Hurricane Rita, spiked the prices of all petroleum related materials. The Company has been able to maintain sufficient cash flow to cover increased natural gas and transportation costs by keeping its product pricing at sufficient levels coupled with the positive contribution from the hedging program. Importantly, sales demand has remained high during the last eighteen months despite constant price increases to customers. Management attributes the strong sales demand to improved general economic activity during the past year and to growth in the industries served by the petrochemical product lines. Growth of markets served has generally been 2% to 3% annually over the last ten years.

     For comparison, the first half of 2004 was a difficult period for the Company and the petrochemical industry in general. Feedstock prices rose to record highs and the Company was unable to raise product prices quickly enough to cover the increased costs. This resulted in severe losses in January 2004 and to a lesser extent, February 2004. By March, 2004, the Company had raised its product prices and adjusted its business to cover the increases, which enabled it to regain a positive cash flow position. Feedstock prices moderated early in the second quarter of 2004 but by the end of the quarter and throughout the third and fourth quarters prices were again on the upswing.

     Since late 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed to avoid the large losses experienced in the past. Approximately 50% of the Company's monthly feedstock requirements are covered at any one time. This ratio cushions price increases and allows the

     Company to experience partial benefit when the price drops. In the third quarter of 2005 the natural gasoline derivative agreements had a realized gain of approximately $731,000 and an estimated unrealized gain of approximately $1,625,000 for a total positive effect of approximately $2,356,000.

     The price of natural gas (fuel gas), which is the petrochemical operation's largest single expense, continued to be high during the first quarter of 2005 as compared to historical levels. The Company has option contracts in place for fuel gas through the first quarter of 2006 in order to minimize the impact of price fluctuations in the market. The Company has also been able to pass through price increases as they have occurred. In the third quarter of 2005, the natural gas derivative agreements had a realized gain of approximately $29,000 and an estimated unrealized gain of approximately $1,644,000 for a total positive effect of approximately $1,673,000.

     Toll processing fee revenue for the third quarter of 2005 of approximately $1,212,000 represents an increase of approximately $245,000 or 25% above the fees for the same period in 2004. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise in the fourth quarter of 2005 as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer.

     Interest expense decreased primarily due to the reduction in notes payable. South Hampton's largest supplier of feedstock asked for security on the account because of the large increase in the amounts owed for feedstock purchases. While the volume of feedstock purchased is rising because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases. South Hampton's successful negotiation of a security agreement with the supplier, solidified supply of feedstock to the Company at favorable terms as compared to what is otherwise available in the market. Under the security agreement, the supplier has a first lien on most of South Hampton's fixed assets.

     MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche minority stockholders' shares of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2005 are $1.55 per pound for copper and $.57 per pound for zinc for the projected life of the mine. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2005. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company's President and Chief Executive Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company's Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information about the Company's Common Stock repurchases during the three months ended September 30, 2005:

                                                                          (c)                      (d)
                                                                Total Number of Shares      Maximum Number of
                                   (a)               (b)         Purchased as Part of    Shares that May Yet be
                             Total Number of    Average Price     Publicly Announced       Purchased Under the
Period                      Shares Purchased   Paid Per Share      Plans or Programs        Plans or Programs
------                      ----------------   --------------   ----------------------   ----------------------
July 1, 2005 through
   July 31, 2005                   --                $--                   --                       --

August 1, 2005 through
   August 31, 2005                 --                $--                   --                       --

September 1, 2005 through
   September 30, 2005              --                $--                   --                       --
                                  ---                ---                  ---                      ---

 Total                             --                $--                   --                       --
                                  ===                ===                  ===                      ===

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

     Reference is made to Notes 5, 6 and 8 to the consolidated financial statements and Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report for a discussion of the $11 million note payable to the Saudi Arabian government.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 5. OTHER INFORMATION.

   A shareholder of the Company who is interested in submitting a proposal for inclusion in the Company's proxy materials for the annual meeting of shareholders, which is tentatively scheduled sometime in May 2006, must submit the proposal to the Company at its principal executive office no later than March 1, 2006. Any such proposal must also comply with the other requirements of the proxy solicitation rules of the Securities and Exchange Commission. The Company intends to exercise discretionary voting authority granted under any proxy, which is executed and returned to the Company on any matter that may properly come before the annual meeting of shareholders, unless written notice of the matter is delivered to the Company at its principal executive office no later than March 1, 2006.

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

 10(q)  - Loan Agreement dated June 30, 2005 between Texas Oil & Chemical Co.
          II/South Hampton Refining Co. and The Catalyst Fund,
          LTD/Southwest/Catalyst Capital, LTD. (incorporated by reference to
          Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

 10(r)  - Judicial Agreement dated May 19, 2005 between Fabricante Y
          Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V.
          (incorporated by reference to Exhibit 10(r) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
          0-6247)).

 10(s)  - Agreement dated June 6, 2005 between Fabricante Y Comercializadora
          Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V.
          (incorporated by reference to Exhibit 10(s) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
          0-6247)).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10(t)  - Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez
          Castro and Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 2005 (file No. 0-6247)).

 10(u) - Natural Gasoline Feedstock Handling Agreement dated September 21, 2005 between South Hampton Resources, Inc. and Martin Gas Sales.

 10(v) - Pipeline Use, Right of Way Option and Right of First Refusal Agreement dated September 21, 2005 between Gulf State Pipe Line Co., Inc. and
          Martin Gas Sales.

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

DATE: November 14, 2005                 ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        (Registrant)


                                        By: /s/ NICHOLAS CARTER
                                            ------------------------------------
                                            Nicholas Carter Secretary/Treasurer
                                            (Authorized Officer and Principal
                                            Financial Officer)

                                  Exhibit Index

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

 10(q)  - Loan Agreement dated June 30, 2005 between Texas Oil & Chemical Co.
          II/South Hampton Refining Co. and The Catalyst Fund,
          LTD/Southwest/Catalyst Capital, LTD. (incorporated by reference to
          Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

 10(r)  - Judicial Agreement dated May 19, 2005 between Fabricante Y
          Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V.
          (incorporated by reference to Exhibit 10(r) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
          0-6247)).

 10(s)  - Agreement dated June 6, 2005 between Fabricante Y Comercializadora
          Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V.
          (incorporated by reference to Exhibit 10(s) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
          0-6247)).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10(t)  - Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez
          Castro and Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 2005 (file No. 0-6247)).

 10(u) - Natural Gasoline Feedstock Handling Agreement dated September 21, 2005 between South Hampton Resources, Inc. and Martin Gas Sales.

 10(v) - Pipeline Use, Right of Way Option and Right of First Refusal Agreement dated September 21, 2005 between Gulf State Pipe Line Co., Inc. and
          Martin Gas Sales.

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