Form 10-K
period 2005-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-04-11
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from                                          to
Commission File Number 0-6247

ARABIAN AMERICAN DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-1256622
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

10830 North Central Expressway Suite 175
Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (214) 692-7872
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
(Title Of Class)
Common Stock, par value $0.10 per share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value on June 30, 2005 of the registrant’s voting securities held by non-affiliates was $6,697,303.
Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of December 31, 2005: 22,731,994.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this report.

TABLE OF CONTENTS`
Item Number and Description

PART I
ITEM 1. Business.
General
Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967. The Company’s principal business activities include manufacturing various specialty petrochemical products and developing mineral properties in Saudi Arabia and the United States. All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations. The Company’s undeveloped mineral interests are primarily located in Saudi Arabia.
United States Activities. The Company’s domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products. Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”). Pioche does not conduct any substantial business activities. See Item 2. Properties.
Saudi Arabian Activities. The Company holds a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The Company has the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. The Company was granted exploration licenses for other areas in southwestern Saudi Arabia which have expired.
In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it has previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.
Mexico Activities. TOCCO owned until June 2005 approximately 93% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. (“Coin”), a specialty petrochemical product company. The facility is located in Coatzacoalcos, on the Yucatan Peninsula. An administrative office was located in Mexico City. The facility was transferred, and the stock in the corporation was sold in May and June, 2005, respectively.
See Item 2. Properties for additional discussions regarding all of the Company’s properties and financing of the Al Masane project.
Note 13 to the Consolidated Financial Statements contains information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2005, 2004 and 2003. In addition, see Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.
International Operations
A substantial portion of the Company’s mineral properties and related interests is located in Saudi Arabia. Specific and known risks are discussed in detail in this report; however, the Company’s international operations involve additional general risks not usually associated with domestic operations, any of which could have a material and adverse affect on the Company’s business, financial condition or results of operations, including a heightened risk of the following:
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
War and other political unrest also may cause unforeseen delays in the development of the Company’s mineral properties and related interests located in Saudi Arabia and may pose a direct security risk to such interests and operations.
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
Compliance with Foreign Laws. Because of the Company’s substantial international operations, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company’s operating costs or may significantly limit its business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. The Company is not currently aware of any specific situations of this nature, but there is always the opportunity for this type of difficulty to arise in the international business environment.
Mining Management Risks. The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Hatem El-Khalidi, who holds an MSc. Degree in Geology from Michigan State University, is also a consultant in oil & mineral exploration. Mr. El-Khalidi is the person who discovered the Al Masane deposits, which under his direct supervision were subsequently developed by the Company. The third board member, Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources for Mineral Resources from 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. In that position, a two hundred million dollar annual budget was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these studies explored and evaluated many mineral deposits for the Ministry in the Saudi Arabia with some becoming mines. The fourth member of the Board is a Saudi citizen, Mr. Mohammad Al-Omair. Mr. Al-Omair is the Senior Executive Vice President of Fal Holdings Company of Saudi Arabia. Fal Holdings is one of the large industrial and business holding companies in the Kingdom with offices in Riyadh, London, and Portland, Oregon. Mr. Al-Omair recently submitted a letter to the Company expressing his intention to resign for personal reasons as director effective April 1, 2006 after serving since May of 1993. Mr. Sultan and Mr. Al-Omair are members of the Audit and Executive Committees of the Company. Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987.
Neither management nor Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation. The Company intends to hire qualified and experienced managers for the mining operation at the appropriate time. In addition, the Company has from time to time employed various respected engineering and financial advisors to assist in the development and evaluation of the mining projects. The consultants currently being employed to update the feasibility of the Al Masane project are SNC-Lavalin of Toronto, Canada. Company management may not be totally aware in detail of the specific requirements related to working within this industry. Therefore, there is risk that the decisions and choices may not take into account standard engineering or management approaches mining companies commonly use. If these issues are not correctly handled, the operations, earnings and ultimate financial success of the Mining Segment could suffer irreparable harm due to management’s lack of experience in this portion of the development of the project. The amount of risk will ultimately depend upon the Company’s ability to use consultants and in hiring experienced personnel to manage the operation.
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
Competition
The Company competes in both the petrochemical and mining industries. Accordingly, the Company is subject to intense competition among a large number of companies, both larger and smaller than the Company, many of which have financial capability, facilities, personnel and other resources greater than the Company. In the specialty products and solvents markets, the Petrochemical Company has one principal competitor. Generally, favorable economic conditions have resulted in strong demand for its specialty products and solvents. The acquisition of Coin was intended to strengthen the Petrochemical Company’s position in the market in Mexico and allow it to pursue increased sales volumes in the United States. From 2000 to early 2004 the major competitor in Mexico was selling product in Mexico for less than Coin’s feedstock price. This led to the Coin facility being shutdown for much of the three years immediately after purchase by the Petrochemical Company. In early 2004, the competition’s pricing formulas changed and the Coin facility was once again competitive, profitable, and active in the market. Coin was positioned in the market as originally planned, selling the majority of product in Mexico and exporting the remainder to be marketed by South Hampton in the United States. However, the previous years of financial drain hindered Coin’s ability to service debt and cast doubt on its ability to keep the facility and remain in operation for the future. Finally, during March 2005, an additional procedure in the process to transfer title to the foreclosing bank occurred, such that, management believed it was probable that title to the plant in Coatzacoalcos would ultimately be transferred to the creditor or its assignee. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. Title to the facility was ultimately turned over to the new owner in May 2005 through a negotiated settlement, and the stock of the corporation was sold in June 2005 to a Mexican entity. A gain of $5,825,668 was recorded on the sale of the corporate stock. See Note 18 to the Consolidated Financial Statements.
All of the Petrochemical Company’s raw materials are purchased on the open market. The cost of these materials is a function of spot market oil and gas prices, which trended down during 1998, began rising in mid-1999 and rose dramatically throughout 2000. Prices peaked in late 2000 and returned to more traditional levels throughout 2001 and 2002. During the latter part of 2002 and early 2003, prices rose upon speculation the Iraqi Freedom action would disrupt supplies. Prices remained at the historically higher prices throughout 2003 and have since fluctuated, rising and falling as most of the petroleum markets do, in relation to crude oil.
Environmental Matters
In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (“TCEQ”) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property. The other pool is under the original South Hampton facility and analysis indicates the material was deposited several decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.
The light hydrocarbon recovered from the former gas plant site is compatible with the normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank. The material recovered from under the original South Hampton site is accumulated and sold as a by-product. Approximately 540 barrels of material was recovered during 2004 and 425 barrels during 2005. The recovered material had an economic value of approximately $30,000 during 2004 and $24,000 during 2005. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. At current market values this material, if fully recovered would be worth approximately $1.1 million.
South Hampton drilled additional wells in 2001 and 2002 to further delineate the boundaries of the pools and to ensure that, with the additional rainfall experienced in 2001 and 2002, migration had not taken place. These tests confirmed that no migration of the hydrocarbon pools had occurred. As a result of the investigation, the current action plan was deemed acceptable.
In other remediation activity, South Hampton investigated a potential chemical dump site on the facility property relating to ownership by Arco in the 1950’s. The investigation indicated no further action is required, and the TCEQ was so notified. The Company also continues to remediate the site of a pipeline leak which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost is being covered by insurance. While the amount of material spilled is minimal, due to the nature of the soil and location, the Company feels the remediation will be a long term process relying heavily on natural attenuation. Also, see Item 3. Legal Proceedings.
The Clean Air Act Amendments of 1990 have had a positive effect on the Petrochemical Company’s business as manufacturers search for ways to use more environmentally acceptable solvents in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Petrochemical Company’s product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years; however, there can be no assurance that such growth will occur. Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products. As the number of producers has consolidated, the Company has been able to pick up market share at higher sales prices from customers who still require C6 solvents in their business. Also, see Item 2. Properties.
Personnel
The Company’s officers who reside in the United States are Mr. John A. Crichton, Chairman of the Board, and Mr. Nicholas Carter, Secretary and Treasurer of the parent company and President of the petrochemical segment companies. Both are US citizens. Mr. Hatem El-Khalidi, also a US citizen and the Company’s President and Chief Executive Officer splits his time between the US and Saudi

Arabia. Mr. El-Khalidi supervises the Company’s 20 mining segment employees in Saudi Arabia, consisting of the office personnel and field crews who conduct exploration and related activities. The Petrochemical Company employs 95 persons.
Available Information
The Company will provide paper copies of this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX 77656, (409) 385-1400. The Company does not maintain an Internet website however the petrochemical subsidiary, South Hampton Resources, Inc. has a web site at southhamptonrefining.com.
ITEM 2. Properties.
United States Specialty Products Facility
South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility presently consists of six operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Treating Unit; and (vi) a White Oil Fractionation Unit. All of these units are currently in operation.
The capacity of the facility’s processes when taken in total is approximately 7,530 barrels per stream day. The facility generally consists of equipment commonly found in most petroleum facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce highly specialized products that are high purity, highly consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents. South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers’ applications. South Hampton produces neither motor fuel products nor any other commodity type products commonly sold directly to retail consumers or outlets.
The products from the Penhex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton’s marketing personnel. These units had the following utilization rates during 2005 on a calendar day basis: Penhex Unit- 88%; Reformer- 76%; Cyclo-pentane Unit- 98%; Aromax® Unit- 65%. The total material charged to these units averaged approximately 3,260 barrels per day, out of approximately 4,130 BPD of capacity (after the March 2005 expansion), or an average of 85.5% utilization for the year. Prior to the expansion, the Penhex Unit was averaging approximately 96% utilization. All production was essentially sold during the year, and no excess inventories were developed. The Reformer and Aromax® units are operated as needed to support the Penhex and Cyclo-pentane Units and therefore the utilization rates of these units are lower.
The other two operating units at the plant site, an Aromatics Hydrogenation Treating Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes. They are dedicated to the needs of two different toll processing customers. The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products. Products may be sold directly from South Hampton’s storage tanks or taken to the customer’s location for storage and marketing. As of October 2005, after the expansion program, the units have a combined capacity of 3,400 BPD and realized a utilization rate of 1,529 BPD or 45%. Prior to the expansion, the units operated at virtually 99% capacity. The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.
To meet market demand, South Hampton increased the capacity of the Penhex Unit by 30% in March 2005. Equipment was purchased in late 2004 and a construction permit was issued by TCEQ in late January 2005. Expansion was accomplished primarily by the addition of two (2) larger fractionation towers and rearrangement of existing equipment. The expanded capacity was put into service and fully operational by the end of the first quarter 2005. Additionally, South Hampton signed an agreement in late January 2005 with one of the toll processing customers calling for an expansion of the White Oils Fractionation Unit by October 2005. Capacity was to be doubled to a minimum of 2,000 BPD and final test runs indicated actual capacity to be approximately 3,000 BPD. The expansion was completed within contract terms and operation of the expanded facility began in October 2005.
South Hampton, in support of the petrochemical operation, owns approximately 100 storage tanks with a total capacity of approximately 320,000 barrels, and 142 acres of land, approximately 78 acres of which are developed. South Hampton also owns a truck and railroad loading terminal consisting of four storage tanks, a rail spur, and truck and tank car loading facilities.
As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has surplus equipment stored on-site which may be used in the future to assemble additional processing units as the need arises.
Gulf State owns and operates three (3) 8-inch diameter pipelines aggregating approximately 50 miles in length connecting South Hampton’s facility to: (1) a natural gas line, (2) South Hampton’s truck and rail loading terminal and (3) a marine terminal owned by an unaffiliated third party. South Hampton leases storage facilities at this marine terminal.
Mexico Specialty Products Facility, Coatzacoalcos, Mexico
The Coin specialty petrochemical products facility is similar to South Hampton’s facility in Silsbee, Texas, but is less developed, having only the Penhex Unit. The capacity is 600 BPD, or approximately 25% of the capacity of the Silsbee plant. The Coin facility also produced high purity solvents used in the expandable polystyrene and polystyrene foam industries. In addition, these solvents were approved and used by developers of high-density polyethylene manufacturing processes for use in licensed units. Coin marketed its products in Mexico, Latin America and the United States. With the Coin acquisition, the Company believed its petrochemical operations were a significant supplier of high purity solvents in those markets. Coin employed 24 persons. Coin’s operations were dependent upon Pemex (Mexican government owned vendor) for its feedstock supply. In late 2003, Coin secured a purchase contract with Pemex for feedstock and purchased material throughout 2004 on a prepaid basis at a price competitive with normal spot market pricing.
The Coin facility was shut down much of 2000 and 2001 due to the high cost of feedstock and low margins. During the fourth quarter of 2001, the facility began to operate at reduced rates and in the first quarter of 2002 was running at capacity. The facility operated at about 50% capacity during much of the remainder of 2002. The Coin facility shut down in early 2003 and remained essentially idle until March 2004. Since that time the facility operated continuously until May of 2005, when the Company sold its interest in the facility. Coin sold its product primarily in Mexico, with the remainder being marketed by South Hampton in the United States.
As discussed in Note 18 to the Consolidated Financial Statements, in February 2004, a creditor initiated mortgage foreclosure proceedings against Coin which resulted in a court ordered award of Coin’s plant facilities to the creditor. The Company pursued all available remedies at law, to prevent or delay such legal action, but finally in May of 2005 negotiated a settlement whereby title to the facility was signed over to the new owner in return for a minor amount of cash and relief from certain liabilities. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. The Company then sold the stock in the corporation to another Mexican entity and recorded a gain of $5,825,668 in June of 2005.
Saudi Arabia Mining Properties
Al Masane Project
Location, Access and Transportation. The Al Masane project consists of a mining lease area of approximately 44 square kilometers in southwestern Saudi Arabia approximately 640 km southeast of Jeddah. Reference is made to the map on page 15 of this Report for information concerning the location of the Al Masane project. Presently, the site can be accessed by heavy trucks via the 20 kilometer improved gravel road from Sifah. The elevation of the Al Masane project is approximately 1,620 meters above sea level. Najran is the major town located in the area and is serviced by air from Jeddah and Riyadh. Access from the town of Najran to the project site is 130 km by a paved road to Sifah. There are scheduled flights from Jeddah to Abha and Najran. From the west, there is paved road between Abha and Gusap, and then a dirt road to the site.
Conditions to Retain Title. The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993. As holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for rental payments and other obligations required by the mining lease and repayment of an $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years beginning May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,350 annually) during the period of the lease. At December 31, 2004, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. Additionally, the Company paid $234,700 in March of 2006, which pays the lease amounts in full through the end of 2006. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.
History of Previous Operations. The Al Masane project contains extensive ancient mineral workings and smelters which were discovered by the Company in 1967. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. Various regional investigations of the Al Masane area have been carried out by the United States Geological Survey (“USGS”) mission. The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane. Conway undertook geologic mapping of the area in 1976. Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which lead to the discovery of the ore lenses. In 1975, Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development. In 1977, Watts, Griffis and McOuat Limited of Toronto, Canada (“WGM”) was retained by the Company to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit. By September 1980, a permanent exploration camp including water supply and power plant had been established. A program of 3,700 meters of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and 20,000 meters of surface drilling was completed by WGM in April 1981 (“Phase I”). Bulk metallurgical samples were taken from underground, and pilot plant testwork was done at the Colorado School of Mines Research to confirm the laboratory testwork completed previously by Lakefield Research in Canada on the drill core. This work was financed primarily with the $11 million interest-free loan from the Saudi Arabian Ministry of Finance. Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980. Although the surface expression of the gossan1 was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth. Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves. In addition, a number of studies relating to water supply for the project were completed. Environmental studies for the project were completed by independent consultants in 1995 as part of the bankable feasibility studies.
Description of Current Property Condition. WGM concluded that sufficient ore reserves were established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM and SNC/GECO of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of underground mining, ore treatment and support facilities. WGM’s September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and

[1]	“Gossan” means the rust colored oxidized, capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphides.

recommendations. In 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada (“Davy”). WGM and Davy updated this study in 1996. WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and Dore2 bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the Dore bullion to be produced from the proposed cyanidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide. After the smelter refining process, the metals could be sold by the Company or the smelter for the Company’s account in the open market. As recommended by WGM, the source of power for the Al Masane site will be from diesel powered generators until such time as the site is connected to the national power grid, which is presently 20 km from the site.
In the 1994 feasibility study, WGM stated that there is potential to find more reserves within the lease area, as the ore zones are all open at depth. Further diamond drilling is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone may be developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small gossans in the area could yield significant tonnages of new ore. The 1996 update showed the estimated capital cost to bring the project into operation to be $89 million. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per tonne of ore milled. The feasibility study was updated in August of 2005, by SNC-Lavalin, Engineers and Constructors, Inc. of Toronto, Canada using the field work and conclusions of the previous studies. No design work or field work was performed, but the update was designed to apply current costs and metal prices to the existing work. The 2005 update indicates the current capital cost to be approximately $116 million with an additional $7 million needed for the addition of a Gold Recovery Circuit (“GRC”). The updated operating costs are estimated to be $53.37 per tonne of ore milled, without the GRC, or $60.01 with the GRC
Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As the prices have recovered for the 2004-2005 time period, the project becomes near breakeven over the three year period. If spot prices as of December 31, 2005, are used in the analysis, or even the ten year average of prices is used, the project becomes very economically attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

[2]	“Dore” means unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

The following chart illustrates the change from the record low prices of 2003 and 2005 to current levels:

	Average Price	Spot Price as of	Increase/
	for 2003-2005	December 31, 2005	(Decrease)
Gold	$406.00/oz.	$530.00/oz.	$124.00/oz.

Silver	$6.29/oz.	$9.04/oz.	$2.75/oz.

Copper	$1.26/lb.	$2.05/lb.	$0.79/lb.

Zinc	$0.49/lb.	$0.86/lb.	$0.37/lb.
Other than a base camp with accompanying facilities and equipment, as well as 3,700 meters of underground access and water wells completed by WGM in April 1981, there has been no other significant infrastructure development by the Company at the Al Masane project. As noted above, the estimated total capital cost to bring the Al Masane project into production is $116 million. The Company does not presently have sufficient funds to bring this project into production. Also, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.
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
In order to commercially develop the Al Masane project, the Company entered into a joint venture arrangement with Al Mashreq Company for Mining Investments (“Al Mashreq”), a Saudi limited liability company owned by Saudi Arabian investors (including certain of the Company’s shareholders). The partners formed The Arabian Shield Company for Mining Industries Ltd., a Saudi limited liability company (“Arabian Mining”), which was officially registered and licensed in August 1998 to conduct business in Saudi Arabia and authorized to mine and process minerals from the Al Masane lease area. Arabian Mining received conditional approval for a $38.1 million interest-free loan from Saudi Industrial Development Fund (“SIDF”), and deposited $26 million of equity capital into its bank account. In 1998, due to the severe decline in the open market prices for the minerals to be produced by the Al Masane project and the financial crisis affecting southeast Asia, SIDF and other potential lenders required additional guarantees and other financing conditions which were unacceptable to the Company and Al Mashreq. As a consequence, Al Mashreq withdrew from the joint venture and all equity capital was returned. By letter dated May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources (the “Ministry”) that the recent sharp drop in the market prices of the metals to be produced from the mine at Al Masane, as a result of the economic crisis in southeast Asia, made implementation of the development of the mine uneconomical at that time and that, as a result, the Company would delay implementation of the project until metal prices recovered.
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
On February 23, 2004, the Company’s President received a letter from the Deputy Minister of Petroleum and Mineral Resources stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company’s mining lease, to start during a period not to exceed two years, and the payment of the past due surface rentals. If agreeable, a document is to be signed to that effect. The resolution stated further that if no agreement is reached, the Ministry of Finance will give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company. After discussions with the Deputy Minister, the Company President responded, in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company’s technical consultants and was attached to the letter. The Company also will agree to pay the past due surface rentals, which now total approximately $586,000, in two equal installments, the first on December 31, 2004 (which was paid) and the second on December 31, 2005 (also paid timely) and will continue to pay the surface rentals as specified in the Mining Lease Agreement (currently paid up to date through December 2006). On May 15, 2004, an agreement was signed with the Ministry covering these provisions. In the event the Company does not start to implement the program during the two-year period, the matter will be referred to the concerned parties to seek direction in accordance with the Mining Code and other concerned codes.
With the dramatic continued rise in the price of zinc and copper that the mine will produce, there is now great interest in Saudi Arabia. Therefore, the Company is optimistic in finding joint venture partners and in starting to implement the work program. However, there can be no assurance Company efforts will be successful or what actions the Ministry may take as a result.
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
In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. This area is referred to as the Greater Al Masane area. The Company was authorized in writing by the Saudi Arabian government to carry out exploration work in the area. Previous exploration work was carried on and paid for by the Company. The application for the new exploration licenses is still pending and expected to be acted upon now that the 2004 Saudi Arabian Mining Code has been approved.
Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company’s geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company intends to continue its exploratory drilling program in order to prove whether enough ore reserves exist to justify a viable mining operation; however there is no assurance that a viable mining operation can be established.
Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the

Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources and has expended over $3 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area reveals mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma’aden in this license. Ma’aden, which expressed an interest in the Greater Al Masane area, was informed directly by the Company that its participation as a joint venture partner in the license would be welcomed.
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
United States Mineral Interests
The Company’s mineral interest in the United States is its ownership interest in Pioche. Pioche has been inactive for many years.
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

ITEM 3. Legal Proceedings.
On December 31, 2004, South Hampton was a defendant in eleven lawsuits. The suits, eight of which were filed in Madison County, Illinois, and which included up to 70 other defendants, primarily claimed illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during their employment at various occupations. The plaintiffs claimed that the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton did not believe any of plaintiffs in the Illinois lawsuits ever came in contact with its products and vigorously defended itself against these claims. The Madison County plaintiffs dismissed all claims against South Hampton in 2005.
South Hampton was also a defendant in three lawsuits filed in Jefferson County, Texas. The first lawsuit was filed in September 2001, alleging that the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Due to the time period in which the claimant was allegedly exposed, the Company was unable to locate insurance coverage for this particular suit. The Company settled the lawsuit with structured payments completed in December of 2005.
The second Jefferson County lawsuit was filed on May 29, 2003, and alleged that the plaintiff was exposed to asbestos containing products while performing his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 through 1984. Plaintiff claimed an asbestos related disease, although this was not confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter’s assistant building a plant for South Hampton in Vidor, Texas for approximately three months in 1979. The lawsuit was dropped with no settlement payment made.
The third Jefferson County lawsuit was filed on June 6, 2002, alleging that the plaintiff while working on South Hampton’s premises, seriously injured his shoulder. The Greenwich Insurance Company accepted coverage, and this matter was settled with the plaintiff in early 2005. The consolidated financial statements as of December 31, 2005 include all amounts related to these lawsuits.
In August of 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ), filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, Texas Clean Air Act and Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ industrial and hazardous waste rules. The TCEQ Executive Director recommended that TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and requiring South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with the Texas Water Code, Texas Health and Safety Code, TCEQ rules, permits and orders. Appropriate modifications were made by South Hampton where it appeared there were legitimate concerns. A preliminary hearing was held in November 1997, but no further action was taken at that time.
On February 2, 2000, TCEQ amended its pending administrative enforcement action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. The TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective action be taken.
On December 13, 2001, the TCEQ notified South Hampton that it found several alleged violations of TCEQ rules during a record review in October of 2001 and proposed a settlement for $59,375. South Hampton settled this particular claim in April of 2002 for approximately $5,900.
In April 2003 South Hampton received a revised Notice of Violation (“NOV”) from TCEQ. Various claims of alleged violation were dropped, modified and added in the revised NOV and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised NOV contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton has continued to communicate with TCEQ concerning ongoing emission control facility upgrades which are being implemented independently of this action and the Company intends to continue to vigorously defend itself against the outstanding NOV. Negotiations between South Hampton and TCEQ are expected to continue in order to reach a final settlement.
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
On February 23, 2004, by court order, a creditor was awarded Coin’s plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000 through 2003 time period when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company remained in control of the facility and negotiated a transfer with the new owners in May of 2005. The Company received a small cash payment to defer the expenses associated with a change of ownership, and was relieved of severance liabilities associated with the Mexican employees. Due to the impending foreclosure, management recorded a loss of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. The stock in the corporation was sold in June of 2005 and a gain of $5,825,668 resulting principally from the foregiveness of debt was recorded at that time. See Note 18 to the Consolidated Financial Statements.
ITEM 4. Submission Of Matters To A Vote Of Security Holders.
No matters were submitted to a vote of the Company’s shareholders since the last shareholders’ meeting in May of 2001.

PART II
ITEM 5. Market For Registrant’s Common Equity And Related Shareholder Matters.
The Company’s common stock has traded on the Pink Sheets during the last two fiscal years under the symbol: ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Pink Sheets
	High	Low
Fiscal Year Ended December 31, 2005
First Quarter ended March 31, 2005	$0.35	$0.23
Second Quarter ended June 30, 2005	$0.45	$0.37
Third Quarter ended September 30, 2005	$0.70	$0.55
Fourth Quarter ended December 31, 2005	$1.11	$0.94

Fiscal Year Ended December 31, 2004
First Quarter ended March 31, 2004	$0.05	$0.04
Second Quarter ended June 30, 2004	$0.06	$0.05
Third Quarter ended September 30, 2004	$0.10	$0.06
Fourth Quarter ended December 31, 2004	$0.13	$0.10
At December 31, 2005, there were approximately 753 recorded holders of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future. The provisions of the Petrochemical Company agreements with one of its lenders restricts the declaration and payment of dividends and other distributions to an amount not exceeding $600,000 annually, provided there is no event of default under the relevant loan agreement. In 2005 consent was obtained, and approximately $2.6 million were distributed to the parent company with the additional being applied to outstanding debt. See Note 8 to the Consolidated Financial Statements.
See Note 11 to the Consolidated Financial Statements for information about stock options outstanding at December 31, 2005.
ITEM 6. Selected Financial Data.
The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2005	2004	2003	2002	2001
Revenues	$82,416	$59,793	$39,625	$36,753	$32,713
Net Income (Loss)	$16,636	$(2551)	$(3,505)	$692	$(2,601)
Net Income (Loss) Per Share-Diluted	$0.73	$(.11)	$(.15)	$.03	$(.11)
Total Assets (at December 31)	$66,948	$51,048	$52,672	$55,621	$55,748
Notes Payable (at December 31)	$11,026	$11,744	$11,744	$11,744	$11,744
Current Portion of Long-Term Debt (at December 31)	$1,426	$3,071	$3,170	$7,127	$7,599
Total Long-Term Obligations (at December 31)	$9,839	$4,916	$—	$—	$—

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
SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company’s internally generated cash flows. Throughout the 1990’s the Petrochemical Company enjoyed the benefits of economic expansion in the U.S. and relatively low and stable energy prices. In 2000 energy prices became more volatile and the economy slowed, and the Company suffered operating losses as the petrochemical industry struggled to adjust to the new environment. Beginning in February of 2001 the decline of feedstock and natural gas prices returned the Petrochemical Company to a positive cash flow, which it maintained for the remainder of 2001 and throughout 2002. Demand for specialty solvents, while not enough to justify operating the plant at capacity, was strong enough to cover fixed and variable costs. The toll processing segment of the business remained strong throughout 2001 and 2002 and contributed to the Petrochemical Company’s steady performance. The Petrochemical Company also was able to successfully hedge its feedstock and a portion of its fuel gas to dampen the effects of the new volatility in the energy markets. During 2003 the industry again experienced tighter margins resulting from the rise in feedstock prices and unfortunately, due to increased scrutiny of the industry after the Enron failure, several of TOCCO’s trading partners in the hedging program dropped out of the business. Consequently, the Petrochemical Company was again at the mercy of rising petroleum costs. Feedstock prices remained at historically higher prices throughout 2003 and flat demand would not allow accompanying rises in selling prices. This resulted in operating losses for the segment in 2003. After January 2004 feedstock prices temporarily began to fall back to more moderate levels and at the same time TOCCO was able to establish a trading relationship with an international integrated oil concern. When oil prices began their dramatic rise in 2004, TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004 and has continued into the present. These conditions allowed the Petrochemical Company to report significant earnings and prepare to meet continued volatility of the markets in the future.
South Hampton obtains its feedstock requirements from a sole vendor. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier would assist with the capital required to expand a toll processing unit for a large customer. As security for the funds used to purchase capital equipment and secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility’s equipment. South Hampton elected not to take advantage of the equipment financing portion of the agreement but continues to purchase feedstock from the vendor and secure those purchases with a lien on fixed assets.
A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and annually thereafter with thirty days written notice of termination by either party. On June 1, 2005, the contract was extended through May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at December 31, 2005. The supplier is currently the sole provider of feedstock. At December 31, 2005, South Hampton owed the supplier approximately $4.3 million.
In July 2003, a Purchase and Sale (Factoring) Agreement with a limit of $4,500,000 was entered into with a lending bank. In July, 2004, the bank raised the limit to $6,000,000 on the factoring arrangement to accommodate the increased sales volume of South Hampton and higher sales prices, which increased Accounts Receivable amounts. The limit was raised to $8,500,000 in January, 2005 as sales volume and prices continued to increase. South Hampton generally operated with sufficient working capital under this arrangement by having sold an average of approximately 68% of Accounts Receivable under the agreement at any one time. The factoring agreement was replaced in October of 2005 with an asset based lending agreement with the same bank. The terms and conditions of this agreement are discussed in Note 4 to the Consolidated Financial Statements.
On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.
As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2005, and therefore, its creditors had the right to declare the debt to be immediately due and payable. If this occurred, Coin would have been unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until early 2005. On May 19, 2005, through a negotiated settlement, the facility was transferred to the acquirer, and on June 9, 2005 the stock in Coin was sold. See Note 8 to the Consolidated Financial Statements.
MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. As discussed in Item 2. Properties, implementation of the project has been delayed until the open market prices for the metals to be produced by the mine improve. With current prices being at acceptable levels, the Company is attempting to locate a joint venture partner, form a joint venture and, together with the joint venture partner, will attempt to obtain acceptable financing to commercially develop the project. There is no assurance that a joint venture partner can be located, a joint venture formed or, if it is formed, that the joint venture would be able to obtain acceptable financing for the project.
Management also is addressing two other significant financing issues within this segment. These issues are the $11,000,000 note payable due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,007,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company’s President and Chief Executive Officer who also primarily works in Saudi Arabia and is owed accrued salary and termination benefits of approximately $1,255,000).
Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the $11,000,000 note be incorporated into a loan from SIDF to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the note is a direct result of the government’s lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company’s share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due at the present time. Under the most recent agreement signed with the Ministry in May 2004, the Company has an obligation, among other things, to start development of the mining operation within two years from the date of the agreement. If the Company does not comply with this obligation, it is unsure what will be the resulting status of the lease or of the future of the debt as discussed.
With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation. Management believes it has sufficient resources to manage this severance liability as necessary. The President was paid approximately $400,000 in early 2006, and the balance is planned to be further reduced on a periodic basis.

At this time, the Company has no definitive plans for the development of its domestic mining assets. It periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management will continue to review these proposals as they are received, but at this time, does not anticipate making any significant domestic mining capital expenditures or receiving any significant proceeds from the sale or use of these assets.
If the Company seeks additional outside financing, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain would be unfavorable to the Company and its existing shareholders.
The table below summarizes the following contractual obligations of the Company:

	Payments due by period
		Less than		3-5	More than
Contractual Obligations	Total	1 year	1-3 years	years	5 years
Long-Term Debt Obligations	11,160,906	1,400,000	9,760,906	—	—

Capital Lease Obligations	103,688	25,932	58,746	19,010	—

Operating Lease Obligations	3,695,400	645,300	1,290,600	234,600	1,524,900

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	14,959,994	2,071,232	11,110,252	253,610	1,524,900

Results of Operations
Comparison of the Years 2005, 2004, 2003
Specialty Petrochemicals Segment
This discussion of the petrochemicals segment of the business uses the table below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.
South Hampton facility sales increased in each of the last three years. Historically, over the last twenty years, specialty products markets generally did not experience significant volatility and prices might only be adjusted once or twice a year. After the unstable years of 2000 and 2001, which saw a great deal of price volatility, the petroleum markets in 2002 were relatively stable as compared to what has become the norm during recent times. The Petrochemical Company learned in 2003 that a more aggressive approach to product pricing is required in today’s environment.
From 2003 to 2004, the Petrochemical Company experienced an increase of 49% in Gross Sales on products while volume during the same period increased by only 12%, indicating that despite moderate demand gains, the Petrochemical Company successfully increased sales prices in response to rising feedstock costs. The volume gain in 2004 was primarily due to the contribution by the Coin facility which operated for approximately eight months during that year. From 2004 to 2005, the same Gross Sales figures indicate an increase of 45% with a volume increase of approximately 7%. The Coin facility was shut down in early 2005 but expanded Penhex production in Silsbee was activated in March 2005, thereby giving a net volume gain for the year over the previous time period. The results of the dramatic rise in oil prices over the period are evident. It is important to note that the utilization rates described previously in this report and increased sales volumes for 2004 and 2005 indicate that market demand played a major role in the increased success of the Petrochemical Company. Strong demand allowed the Petrochemical Company to raise prices to the necessary level and still maintain market share.
Toll Processing Revenue fell during the period 2003 to 2004 due to the loss of a major customer in August 2003. The Petrochemical Company successfully serviced the customers’ needs for over five years and in early 2003, processing difficulties developed. Analysis indicated the customer’s feedstock supply had changed characteristics and the Petrochemical Company’s equipment was no longer suitable for producing the products required. The contract was terminated by mutual consent. The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities. The Petrochemical Company, in January 2005, signed a contract with a current toll processing customer to add equipment sufficient to increase production capacity to up to twice the current levels by October 2005. The construction was completed on a timely basis and the increase in revenues from 2004 to 2005 is the result of the expansion program.

	2005	2004	2003
TOCCO

Product Sales	$76,268	$52,428	$34,988
Toll Processing	$4,105	$3,775	$3,864

Gross Revenue	$80,373	$56,203	$38,852

Volume of sales (thousand gallons)	34,826	32,685	29,154

COIN
Gross Revenue	$2,043	$3,590	$773

TOCCO
Cost of Materials	$45,638	$34,672	$23,877
Total Operating Expense	$18,638	$15,193	$13,107
Natural Gas Expense	$4,743	$4,472	$4,295
General & Administrative Expense	$4,389	$3,326	$3,086

COIN
Cost of Materials	$503	$1,250	$199
Total Operating Expense	$654	$1,532	$740
Natural Gas Expense	$294	$482	$17
General & Administrative Expense	$388	$412	$379

Capital Expenditures	$3,491	$2,091	$126

Total Cost of Materials increased dramatically over the last three years as mentioned in the discussion of Gross Sales. After a fairly flat 2002, prices increased dramatically to record highs in early 2003, declined in early spring, and began a steady climb for the next eighteen months. Prices continue to be volatile today. The Petrochemical Company uses natural gasoline for its feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. Alternative uses are in motor gasoline blending, ethanol de-naturing, and as a feedstock in other petrochemical processes, including ethylene crackers. The price of natural gasoline historically has an 88% correlation to the price of crude oil, meaning its market price rises and falls with crude oil approximately 88% of the time. The Petrochemical Company maintains a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to six months in advance as opportunities arise. The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchases rose by 46% from 2003 to 2004 and by 30% from 2004 to 2005.
Operating Expenses for the petrochemical segment have increased over the past three years, with natural gas, its single largest expense, leading the way. The cost of natural gas purchases rose 4% from 2003 to 2004, and another 6% from 2004 to 2005. The dramatic rise from 2002 to 2003 was a major contributor to the weak financial results for that time period. The Petrochemical Company also hedges a portion of its natural gas supply costs using options contracts for up to nine months ahead. That program and its results are discussed in Note 17 to the Consolidated Financial Statements. Operating Expenses in general increased over the three year period — 16% from 2003 to 2004; and another 23% from 2004 to 2005. The rise from 2002 to 2003 was primarily due to fuel gas cost increases. The increase in Operating Expenses during 2004 and 2005 resulted from higher fuel gas usage with increased plant utilization, increased labor costs due to higher wages and number of employees, increased maintenance due to increased production, and catch up of maintenance which had been delayed in the prior years due to weak financial performance. By the end of 2005, maintenance was current and equipment reliability was good.
General and Administrative costs remained relatively flat for the 2003 to 2004 periods discussed above, however 2005 saw a significant increase due to legal and audit costs, insurance, taxes, and the unwinding of the ownership of Coin. The Petrochemical Company has successfully emphasized its safety program to assist in keeping insurance costs under control.
Capital Expenditures were average for the needs of the plant during 2003, however, in 2004, as conditions improved, the Petrochemical Company invested money into key areas of the plant and pipeline to ensure a safe and reliable facility. In the later part of 2004, the Petrochemical Company began acquiring equipment needed to de-bottleneck the Penhex Unit and increase capacity and the project was operational in March 2005. By October 2005 the Petrochemical Company had expanded its toll processing capacity and that also was operational. The Petrochemical Company also complied with the Pipeline Integrity requirements promulgated by Federal Department of Transportation regulations during 2005.
Mining Segment and General Corporate Expenses.
None of the Company’s mining operations generate operating or other revenues. The minority interest amount represents Pioche and Coin minority stockholders’ share of the losses from the Pioche and Coin operations for years prior to 2005. In 2005 Coin operations were discontinued;

therefore, no minority interest remains relating to Coin. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.
The Company had no net operating loss carry forwards at December 31, 2005.
New Accounting Standards
In 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which will require that the cost resulting from all share-based payments be recognized in the financial statements, based upon the application of a fair value-based measurement method. SFAS 123R was adopted by the Company January 1, 2006. The adoption of the Statement did not have a material impact on the results of operations.
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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard in 2006 and management does not expect the initial adoption to have a material impact on the results of operations, financial position or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Critical Accounting Policies
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The Company’s long-lived assets primarily include its mineral exploration and development projects. The Company’s most significant long-lived asset is the Al Masane mining project in Saudi Arabia. In February 2006 for purposes of estimating future cash flows, the price assumptions contained in the 1996 update to the Al Masane project’s feasibility study, which was prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $2.05 per pound for copper, $0.86 per pound for zinc, $530 per ounce for gold and $9.04 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production.
The Greater Al-Masane area is known to include massive sulphide deposits similar to those found in the Al-Mane area, which has been more thoroughly classified and explored. In consideration of the comparable amount of deposit area included, and the amount expended to date in the exploration efforts, and using current metal prices to calculate potential undiscounted cash flow, no impairment of this asset existed at December 31, 2005.
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
Also, in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company’s policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2005, a liability of $200,000 has been accrued to cover future estimated costs of these environmental issues.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2005, 2004 and 2003, the Company had approximately $5,000,000, $2,500,000 and $2,500,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $35,000, $18,200 and $18,200 at December 31, 2005, 2004 and 2003, respectively.
The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal, and previously, the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.
The Petrochemical Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Petrochemical Company’s revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Petrochemical Company from time to time will engage in various hedging techniques including financial swap and option agreements. The Petrochemical Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. The Petrochemical Company’s policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials
At the end of 2004, market risk for 2005 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2004. To mitigate this risk, at December 31, 2004, the Petrochemical Company had natural gas option agreements in effect expiring in February 2005 and March 2005, which covered approximately 70% of the fuel gas usage. Additionally, during the first quarter of 2005 the Petrochemical Company entered into natural gas option agreements that expire through October 2005. The options cover approximately 50% of the average monthly fuel gas requirements. The Petrochemical Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the second quarter of 2005. Assuming 2005 total petrochemical product sales volumes at the same rate as 2004, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $4,000,000 in fiscal 2005, before considering the effect of the option and swap agreements outstanding as of December 31, 2004.
At the end of 2005, market risk for 2006 was again estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2005. To mitigate this risk, at December 31, 2005, the Petrochemical Company had natural gas option agreements in effect expiring in March 2006, which covered from 50% to 100% of the fuel gas requirement. The Petrochemical Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the third quarter of 2006. Assuming 2006 total petrochemical product sales volumes at the same rate as 2005, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately

$4,600,000 in fiscal 2006, before considering the effect of the option and swap agreements outstanding as of December 31, 2005.
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
During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information.
On October 31, 2005, South Hampton entered into a $6.0 million revolving loan agreement with a domestic bank. The note bears interest at Prime plus .25% (7.5% at December 31, 2005), payable monthly, with a 2 year term. At December 31, 2005, $5.0 million of the agreement was outstanding.

PART III
ITEM 10. Directors and Executive Officers of the Registrant.
The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

Name; Business Experience; Other Directorships	Age	Date of Election
John A. Crichton	89	May 1967
Chairman of the Board of the Company since 1967; Chief Executive Officer of the Company from 1967 to February 1994

Hatem El-Khalidi	81	April 1968
President of the Company since 1975; prior to 1975 Vice President of the Company; Chief Executive Officer of the Company since February 1994

Mohammed O. Al-Omair	62	May 1993
Executive Vice President, Saudi Fal Group of Companies, Riyadh, Saudi Arabia since 1985 (investments); President, Advanced Systems Ltd., Riyadh, Saudi Arabia since 1985 (mainframe computers)

Ghazi Sultan	68	September 1993
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

The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

Name	Positions	Age
John A. Crichton	Chairman of the Board and Director	89
Hatem El-Khalidi	President, Chief Executive Officer and Director	81
Nicholas N. Carter	Secretary and Treasurer/President — TOCCO	59
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.
ITEM 11. Executive Compensation.
The following information summarizes annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:
SUMMARY COMPENSATION TABLE

					Restricted	Securities	Long-Term
				Other Annual	Stock	Underlying	Incentive	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options/	Plan	Compensation
Principal Position(1)	Year	($) (2)	($)	($)	($)	SARs (#)	Payouts($)	($) (3)
Hatem El-Khalidi,	2005	$72,000	—	—	—	—	—	$8,000
President and Chief	2004	$72,000	—	—	—	—	—	$8,000
Executive Officer	2003	$72,000	—	—	—	—	—	$8,000

Nicholas N. Carter	2005	$155,748	$45,705	—	—	—	—	—
President, TOCCO	2004	$139,629	$10,680	—	—	—	—	—
	2003	$113,874	$26,250	—	—	—	—	—

(1)	Except for Mr. Carter, no executive officer of the Company had total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005.

(2)	Includes $11,957, $28,591 and $37,639 in compensation for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating $963,328 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(3)	Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2005 was $292,000.
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
The Company is authorized to pay its non-employee directors a fee of $200 for each Board meeting and $100 for each committee meeting which they attend, in addition to reimbursing them for expenses incurred in connection with their attendance. No compensation or expense was paid in relation to Board activities during 2005.
AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES
The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2005 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs at	Options/SARs at
	Acquired on	Value	FY-End(#)	FY-End ($)(1)
Name	Exercise (#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Hatem El-Khalidi	0	0	400,000/0	$0/0

(1)	Based on the closing price of $1.46 of the Company’s Common Stock on the Pink Sheets on December 31, 2005.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth, as of December 31, 2005, information as to the beneficial ownership of the Company’s Common Stock by each person known by the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, by each of the Company’s executive officers named in the Summary Compensation Table, by each of the Company’s directors and by all directors and executive officers of the Company as a group.

	Shares
Name and Address	Beneficially	Percent
Of Beneficial Owner	Owned (1)	of Class
Fahad Mohammed Saleh Al-Athel c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	3,612,268	15.9%

Mohammad Salem ben Mahfouz c/o National Commercial Bank Jeddah, Saudi Arabia	1,500,000	6.6%

Harb S. Al Zuhair P.O. Box 3750 Riyadh, Saudi Arabia	1,300,000	5.7%

Prince Talal Bin Abdul Aziz P. O. Box 930 Riyadh, Saudi Arabia	1,272,680	5.6%

Hatem El-Khalidi 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	474,000 (2)	2.0%

John A. Crichton 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	650	*

Mohammed O. Al-Omair c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	25,000	*

Ghazi Sultan P.O. Box 5360 Jeddah, Saudi Arabia 21422	25,000	*

Nicholas N. Carter P.O. Box 1636 Silsbee, Texas 77656	34,500	*

All directors and executive officers as a group (6 persons)	559,150 (3)	2.5%

(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2)	Includes 400,000 shares which Mr. El-Khalidi has the right to acquire through the exercise of presently exercisable stock options. Excludes 385,000 shares owned by Ingrid El-Khalidi, Mr. El-Khalidi’s wife, and 443,000 shares owned by relatives of Hatem El-Khalidi.

(3)	Includes 400,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

Based on its stock ownership records, the Company believes that, as of December 31, 2005, Saudi Arabian stockholders currently hold approximately 57% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company’s Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.
The management of the Company has welcomed the substantial stock investment by its Saudi stockholders. Saudi investors have contributed vitally needed capital to the Company since 1974. Whether the Company’s Saudi stockholders will be a continuing source of future capital is unknown at this time. In confronting the need for additional funds, management of the Company will follow the policy of considering all potential sources consistent with prudent business practice and the best interests of all its stockholders. In the course of considering methods of future financing and other matters relating to the operations of the Company, management of the Company anticipates that in the ordinary course of business it will receive recommendations and suggestions from its principal stockholders.
ITEM 13. Certain Relationships And Related Transactions.
The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. The Company is providing the funds necessary to cover the Pioche operations. During 2005 and 2004, the Company made payments of approximately $17,500 and $19,000, respectively, for such purposes. As of December 31, 2005, Pioche owed the Company $114,880 as a result of advances made by the Company. The indebtedness bears no interest.
Pursuant to a sharing arrangement, the Company and its subsidiaries share personnel, office space and other overhead expenses in Dallas, Texas with Mr. John A. Crichton, Chairman of the Board of the Company. Monthly rental on the office space is approximately $1,600. The Company pays approximately $1,100 per month for rent and approximately $980 per month for personnel and other overhead expenses pursuant to such arrangement. In 2005 the sharing arrangement was discontinued, and the Company elected to pay all office expenses incurred.
During 2005, South Hampton incurred product transportation costs of approximately $507,000 with Silsbee Trading and Transportation Corp. (“STTC”), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, and Richard Crain, former Vice President of TOCCO, each had a 50% equity interest. Mr. Crain resigned on January 2, 2004 as an officer of TOCCO and a co-owner of STTC. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC. Lease payments at the beginning of 2005 were approximately $42,000 per month and were raised to approximately $44,000 per month as new and additional tractors and trailers were added to the fleet throughout the year. With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement. The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed. The transportation company also entered into a capital lease with South Hampton for acquisition of a motorized man lift. At the end of the five year lease period, title to the equipment will be transferred to South Hampton for a final payment of one dollar.
ITEM 14. Principal Accountant Fees and Services.
The table below sets forth the fees that Moore Stephens Travis Wolff, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2005 and 2004 and the review of its financial statements for the quarterly periods in the year ended December 31, 2005, and all other fees Moore Stephens Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2005 and December 31, 2004, respectively:

	2005		2004
Audit Fees		$126,118	$131,626

Audit-Related Fees		$0	$0

Tax Fees		$7,525	$0

All Other Fees	$		$0
Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. During 2005, each new engagement of Moore Stephens Travis Wolff, LLP was approved in advance by the Audit Committee.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.
(a)1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets dated December 31, 2005 and 2004.
Consolidated Statements of Operations for the three years ended December 31, 2005.
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2005.
Consolidated Statements of Cash Flows for the three years ended December 31, 2005.
Notes to Consolidated Financial Statements.
2. The following financial statement schedules are filed with this Report:
Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2005.
3. Independent Auditors’ Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.
4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit
Number		Description
3(a)	-	Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

3(b)	-	Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(a)	-	Contract dated July 29, 1971 between the Company, National Mining Company and Petromin (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

Exhibit
Number		Description
10(b)	-	Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)	-	Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(d)	-	Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).*

10(e)	-	Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(f)	-	Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the Company (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(g)	-	Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the Company (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(h)	-	Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(i)	-	Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(j)	-	Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

Exhibit
Number			Description
10	(k)	-	Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South Hampton Refining Company, together with related Restricted Payments Letter Agreement and Guaranty of Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-6247)).

10	(l)	-	Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10	(m)	-	Pledge Agreement dated as of May 15, 2001, by Arabian American Development Company, American Shield Refining Company, Fahad Al-Athel, Hatem El-Khalidi, Ingrid El-Khalidi and Preston Peak (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10	(n)	-	Security Agreement and Deed of Trust dated June 1, 2004 between South Hampton Refining Company and Martin Operating Partnership, L.P. (incorporated by reference to Exhibit 10(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-6247)).

10	(o)	-	Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and south Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-6247)).

10	(p)	-	Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-6247)).

10	(q)	-	Loan Agreement dated June 30, 2005 between Texas Oil & Chemical Co. II/South Hampton Refining Co. and The Catalyst Fund, LTD/Southwest/Catalyst Capital, LTD. (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

Exhibit
Number			Description
10	(r)	-	Judicial Agreement dated May 19, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A. de C.V. (incorporated by reference to Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

10	(s)	-	Agreement dated June 6, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V. (incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

10	(t)	-	Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez Castro and Mauricio Ramon Arevalo Mercado (incorporated by reference to Exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file No. 0-6247)).

10	(u)	-	Natural Gasoline Feedstock Handling Agreement dated September 21, 2005 between South Hampton Resources, Inc. and Martin Gas Sales (incorporated by reference to Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file No. 0-6247)).

10	(v)	-	Pipeline Use, Right of Way Option and Right of First Refusal Agreement dated September 21, 2005 between Gulf State Pipe Line Co., Inc. and Martin Gas Sales (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file No. 0-6247)).

10	(w)	-	Loan Agreement dated October 31, 2005 between South Hampton Resources, Inc. and Amegy Bank National Association.

14		-	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

16		-	Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247)).

21		-	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

24		-	Power of Attorney (set forth on the signature page hereto).

Exhibit
Number		Description
31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: March 31, 2006	By:	/s/ Hatem El-Khalidi
Hatem El-Khalidi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 31, 2006.

Signature	Title

/s/ Hatem El-Khalidi Hatem El-Khalidi	President, Chief Executive Officer and Director (principal executive officer)

/s/ Nicholas N. Carter Nicholas N. Carter	Secretary and Treasurer (principal financial and accounting officer)

/s/ John A. Crichton John A. Crichton	Chairman of the Board and Director

/s/ Mohammed O. Al-Omair Mohammed O. Al-Omair	Director

/s/ Ghazi Sultan Ghazi Sultan	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Arabian American Development Company and Subsidiaries
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of June 12, 2005 and December 31, 2004, or for the period ended June 12, 2005 and the two years in the period ended December 31, 2004, the statements of which reflect total assets constituting 0% and 1%, respectively, and total revenues constituting 5%, 10% and 3%, respectively, of the consolidated totals. These statements were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.
/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.
Dallas, Texas
March 24, 2006

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$1,738,558	$623,202
Trade receivables, net	12,972,657	3,198,081
Inventories	1,164,674	1,243,693

Total current assets	15,875,889	5,064,976

PLANT, PIPELINE AND EQUIPMENT — AT COST	17,905,048	14,536,618
LESS ACCUMULATED DEPRECIATION	(9,678,443)	(9,044,884)

PLANT, PIPELINE AND EQUIPMENT, NET	8,226,605	5,491,734

AL MASANE PROJECT	36,804,098	36,420,565

OTHER INTERESTS IN SAUDI ARABIA	2,431,248	2,431,248

MINERAL PROPERTIES IN THE UNITED STATES	1,058,492	1,058,102

OTHER ASSETS	2,551,617	581,258

TOTAL ASSETS	$66,947,949	$51,047,883

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — Continued

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,787,353	$2,649,899
Accrued interest	58,749	4,133,964
Accrued liabilities	1,282,993	1,145,399
Accrued liabilities in Saudi Arabia	2,407,282	2,749,128
Notes payable	11,025,833	11,025,833
Notes payable to stockholders	—	718,000
Current portion of long-term debt	1,425,932	3,071,161

Total current liabilities	17,988,142	25,493,384

LONG-TERM DEBT, net of current portion	9,838,662	4,915,534

DEFERRED REVENUE	1,732,556	175,141

DEFERRED INCOME TAXES	297,000	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	808,443	816,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock — authorized, 40,000,000 shares of $.10 par value; issued and outstanding, 22,431,994 shares in 2005 and 2004	2,243,199	2,243,199
Additional paid-in capital	36,512,206	36,512,206
Accumulated deficit	(2,472,259)	(19,108,460)

Total stockholders’ equity	36,283,146	19,646,945

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,947,949	$51,047,883

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2005	2004	2003
Revenues
Petrochemical product sales	$76,268,360	$52,429,267	$34,987,145
Processing fees	4,105,227	3,774,528	3,864,294

	80,373,587	56,203,795	38,851,439

Operating costs and expenses
Cost of petrochemical product sales and processing	63,626,497	49,683,489	35,435,409
General and administrative	4,468,253	3,845,116	4,008,626
Depreciation	756,596	775,114	1,018,858

	68,851,346	54,303,719	40,462,893

Operating income (loss)	11,522,241	1,900,076	(1,611,454)

Other income (expense)
Interest income	80,489	28,089	31,954
Interest expense	(792,976)	(795,023)	(353,433)
Minority interest	8,437	9,095	9,343
Miscellaneous income	136,273	61,743	124,729

	(567,777)	(696,096)	(187,407)

Income (loss) from continuing operations before income taxes	10,954,464	1,203,980	(1,798,861)

Income tax expense	1,133,787	—	—

Net income (loss) from continuing operations	9,820,677	1,203,980	(1,798,861)

Discontinued operations
Income (loss) from operations of Coin	989,856	(853,772)	(1,706,502)
Gain (loss) on disposal of Coin	5,825,668	(2,900,964)	—

Income (loss) from discontinued operations	6,815,524	(3,754,736)	(1,706,502)

Net income (loss)	$16,636,201	$(2,550,756)	$(3,505,363)

Basic and diluted net income (loss) per common share

Continuing operations	$0.43	$0.05	$(0.08)
Discontinued operations	0.30	(0.16)	(0.07)

Net income (loss)	$0.73	$(0.11)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	22,731,994	22,731,994	22,731,994

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004, and 2003

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
DECEMBER 31, 2002	22,431,994	$2,243,199	$36,512,206	$(13,052,341)	$25,703,064

Net loss	—	—	—	(3,505,363)	(3,505,363)

DECEMBER 31, 2003	22,431,994	$2,243,199	$36,512,206	$(16,557,704)	$22,197,701

Net loss	—	—	—	(2,550,756)	(2,550,756)

DECEMBER 31, 2004	22,431,994	$2,243,199	$36,512,206	$(19,108,460)	$19,646,945

Net income	—	—	—	16,636,201	16,636,201

DECEMBER 31, 2005	22,431,994	$2,243,199	$36,512,206	$(2,472,259)	$36,283,146

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2005	2004	2003
Operating activities
Net income (loss)	$16,636,201	$(2,550,756)	$(3,505,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	756,596	1,123,474	1,367,218
Increase (decrease) in deferred revenue	(104,989)	8,598	(11,263)
Unrealized (gain) loss on financial contracts	(169,951)	184,800	—
Loss on foreclosure of Coin plant assets	—	2,900,964	—
Gain on disposal of Coin	(5,825,668)	—	—
Deferred income taxes	297,000	—	—
Changes in operating assets and liabilities:
Increase in trade receivables	(9,774,576)	(387,223)	(1,511,489)
(Increase) decrease in inventories	79,019	(587,212)	243,580
Increase in other assets	(182,285)	(108,686)	(36,328)
Increase (decrease) in accounts payable and accrued liabilities	(132,704)	1,436,722	3,443,594
Increase (decrease) in accrued interest	(841,610)	853,832	909,179
Increase (decrease) in accrued liabilities in Saudi Arabia	(341,846)	77,288	181,835
Other	(8,436)	(18,077)	(11,476)

Net cash provided by operating activities	386,751	2,933,724	1,069,487

Investing activities
Additions to Al Masane Project	(383,533)	(255,445)	(346,963)
Additions to plant, pipeline and equipment	(3,491,467)	(1,949,760)	(156,363)
(Additions to) reduction in mineral properties in the United States	(390)	153,572	(664)

Net cash used in investing activities	(3,875,390)	(2,051,633)	(503,990)

Financing activities
Repayments of notes payable to stockholders	(718,000)	—	—
Advances on long-term debt	7,000,000	—	—
Repayment of long-term debt	(1,678,005)	(436,605)	(706,952)

Net cash used in financing activities	4,603,995	(436,605)	(706,952)

Net increase (decrease) in cash	1,115,356	445,486	(141,455)

Cash at beginning of year	623,202	177,716	319,171

Cash at end of year	$1,738,558	$623,202	$177,716

See notes to the consolidated financial statements.

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s Petrochemical Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and until June 2005 approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. (“Coin”). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas, which manufactures high purity solvents used primarily in the plastics and foam industries. Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a marine terminal owned by an unaffiliated third party. The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. Pioche and the Company’s mineral properties in Saudi Arabia constitute its Mining Segment.
The Company consolidates all subsidiaries for which it has majority ownership or voting control that is other than temporary. All material inter-company accounts and transactions are eliminated.
Summary of Significant Accounting Policies
Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2005 and 2004, there were no cash equivalents or short-term investments.
Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories in the United States and on the average cost method, or market, for inventories held in Mexico.
Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2005, none of the projects had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.
Plant, Pipeline and Equipment - Plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.
Other Assets - Other assets include catalysts used in petrochemical operations, prepaid expenses, a note receivable and certain petrochemical assets.

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Long-Lived Assets Impairment - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.
The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The            Company has not recognized any impairment losses through December 31, 2005.
Revenue recognition — Sales of petrochemicals are recorded when title passes to the customer. Revenue associated with processing fees is recognized in the period the service is performed. Sales are presented net of discounts and allowances. Freight costs billed to customers are recorded as a component of revenue.
Shipping and handling costs — Shipping and handling cost are classified as cost of petrochemical product sales and processing and are expensed as incurred.
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
Statements of Cash Flows - In the statements of cash flows, cash includes cash held in the United States, Mexico, and Saudi Arabia. Significant non-cash investing and financing activities in 2005 include: South Hampton entered into an agreement with a processing customer to expand capacity which resulted in a note receivable and deferred revenue of $1.6 million. Significant activities for 2004 include: (a) South Hampton entered into a security agreement with its feedstock supplier on an open account of $6.9 million to be reduced quarterly by $250,000, (b) South Hampton entered into a capital lease with a transportation equipment leasing company for the purchase of a manlift for approximately $137,000, and (c) the foreclosure of Coin plant assets resulted in the write-off of plant assets of $4,218,256, notes payable of $1,129,767 and accrued interest of $187,525 for a loss of $2,900,964. Significant activities in 2003: include the pay-off of South Hampton’s $3.25 million revolving bank note with proceeds from sales of accounts receivables under a Purchase and Sale Agreement with the bank.
Net Income (Loss) Per Share - The Company computes basic income (loss) per common share based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 14).
Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar. Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of operations as a foreign exchange

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
Saudi Arabian investors, including certain members of the Company’s Board of Directors, own approximately 57% of the Company’s outstanding common stock at December 31, 2005.
Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts receivable and the assessment of impairment of the Company’s mining assets. Actual results could differ from those estimates.
Stock-Based Compensation - The Company accounts for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148. Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. See Note 11 for additional information relating to stock options.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.
SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, that is, the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a rule that amends the required compliance dates for SFAS 123(R). The new SEC rule allows companies to delay implementing SFAS 123(R) until the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) and the initial adoption did not have a material impact on results of operations, financial position or cash flows.

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Derivatives - Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option contracts to decrease the price volatility of its natural gas fuel requirements in 2003, 2004 and 2005. These derivative agreements were not designated as hedges by the Company (see Note 17).
Fair Value of Financial Instruments – The Company’s financial instruments include cash, notes payable and long-term debt. The carrying amount of cash and variable rate long-term debt approximates fair value at December 31, 2005 and 2004. The fair value of fixed rate long-term debt at December 31, 2005 is $1,586,073. There was no fixed rate long-term debt at December 31, 2004. The fair value of the note payable to the Saudi Arabian Ministry of Finance and National Economy is not practical to estimate because quoted market prices do not exist for similar type debt instruments and there are no available comparative instruments that can be used as a basis to value this note payable.
New Accounting Pronouncements
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company does not expect adoption of SFAS No 153 to have a material impact on the results of operations.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to

NOTE 1 —	BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard in 2006 and we do not expect the initial adoption to have a material impact on the results of operations, financial position or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.
Although management is currently evaluating the statement, the company’s planned adoption of SFAS No. 155 on January 1, 2007 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 —	LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an shortage of current assets over current liabilities of $2,112,792 at December 31, 2005.

	Saudi Arabia	United States	Total
Current assets	$467,398	$15,408,491	$15,875,889

Current liabilities	13,465,706	4,522,975	17,988,681

Excess (shortage) of current assets over current liabilities	$(12,998,308)	$10,885,516	$(2,112,792)

Over the last seven years, except for brief periods when earnings were down, the petrochemical segment has been able to provide sufficient working capital to pay the operating and administrative needs of the Company and still have capital needed for major maintenance and planned capital items within the segment. During the periods when earnings were not sufficient to provide the support needed by the mining segment, the Company has relied upon shareholder loans and advances to cover its ongoing costs. However, the earnings of the petrochemical segment, even in 2004 and 2005, were not sufficient to cover the large amount of capital needed to develop the mining asset in Saudi Arabia, nor to repay the loan outstanding with the Saudi government of $11.0 million. In order to bring the project to fruition and to repay the loan, the Company will need additional financing. The mining segment is in the development stage and is a net user of cash and capital resources. The Company intends to find a joint venture partner to help finance the commercial development of the Al Masane mining project (see Note 6). However, there is no assurance the Company will be able to find a joint venture partner or otherwise arrange financing.
The other issues being addressed by management are the accrued salaries and accrued termination benefits for the Saudi employees working in the mining segment. These amounts include an accrued termination benefit of approximately $1,007,000 due the employees and approximately $1,255,000 due the Company’s President in accrued salary and termination benefit. Management feels the

NOTE 2 —	LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS — Continued
Petrochemical Segment will generate sufficient working capital to retire these amounts in a reasonable period of time and financing will not be necessary.
The earnings of the Petrochemical Segment have been sufficient to provide working capital for the operation of the business and for the addition of needed capital improvements. Certain lenders have restrictions on the amount of dividends the Petrochemical Segment is allowed to pass to the Parent Company. However, in 2005, with the consent of lenders, approximately $2.6 million in dividends were paid and used to retire past due lease payments and shareholder loans in addition to the standard amount allowed (see Notes 6 & 8).

NOTE 3 —	CONCENTRATIONS OF REVENUES AND CREDIT RISK
The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and generally does not require collateral from its customers. The largest customer accounted for 21.5% and 22.3% of the total product sales in 2005 and 2004, respectively. No one customer accounted for more than 10% of sales in 2003. The increase in sales to a single customer in 2005 and 2004 was due to industry consolidation for the use of a by-product. Additional markets are available for those products. Minimal credit losses have been incurred. The carrying amount of accounts receivable approximates fair value at December 31, 2005.
South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed. At December 31, 2005, South Hampton owed the supplier approximately $4,261,000 for feedstock purchases. In June of 2004, South Hampton signed a Purchase Agreement with the feedstock supplier with several conditions including a lien on the facility at Silsbee, Texas to secure the account. The agreement solidified the supply of feedstock to the facility for a two year period as long as certain conditions are met.

NOTE 4 —	SALE OF ACCOUNTS RECEIVABLE
In July of 2003, South Hampton entered into an Accounts Receivable Purchase and Sale (Factoring) Agreement with a limit of $4.5 million. The limit was increased to $6.0 million in July 2004 and to $8.5 million in January 2005. The increases were designed to accommodate the increased volumes and sales prices generated by the Company.
Under the Factoring Agreement the Company accounted for the transfers of accounts receivable as sales transactions in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement 125”. As collections reduced previously sold receivables, South Hampton replenished these with new receivables. At December 31, 2004, approximately $7.4 million had been sold and, due to the revolving nature of the agreement, also remained outstanding.
The Factoring Agreement contained restrictions on dividends payable to the Company by South Hampton and was collateralized by accounts receivable. South Hampton was not in compliance with the dividend restriction at December 31, 2004. The Bank waived the event of non-compliance as of December 31, 2004. Expenses incurred under this program of approximately $434,000 and $114,000 are included in interest expense in the statements of operations for 2004 and 2003, respectively. On October 31, 2005 this agreement was replaced with a Revolving Loan Agreement with the same bank with a limit of $6.0 million (see Note 8).

NOTE 5 —	INVENTORIES
Inventories include the following at December 31:

	2005	2004
Finished products	$1,164,674	$1,243,693

At December 31, 2005 and 2004, current cost exceeded the LIFO value by approximately $601,000 and $344,000, respectively.

NOTE 6 —	MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA
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
Al Masane Project
The Project, consisting of a mining lease area of approximately 44 square kilometers, contains extensive ancient mineral workings and smelters. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. The Project includes various quantities of proved zinc, copper, gold and silver reserves.
As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the period of the lease. At December 31, 2003, approximately $586,000 of rental payments was in arrears. The Company, in accordance with the most recent agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax will not be due during the first stage of mining operations, which is the period of five years starting from the earlier of (i) the date of the first sale of products or (ii) the beginning of the fourth year since the issue of the mining lease. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.
Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (Ma’aden), as successor to and assignee

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA — Continued
if the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease will be transferred to the Saudi public stock company. However, the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.

On May 11, 1999, the Company informed the Ministry of Petroleum and Mineral Resources that implementation of the Al Masane project would be delayed until open market prices for the minerals improve. One year later in May 2000, a reply was received from the Ministry notifying the Company that it must immediately implement the project. In September 2000, the Company was further notified that the project should be immediately implemented or the mining lease would be terminated. A second notice from the Ministry several weeks later stated that the Committee of the Supreme Council of Petroleum and Minerals in Saudi Arabia had recommended giving the Company six months to take positive steps to implement the project. Another notice from the Ministry in August 2001 stated that the Council of Ministers of Saudi Arabia had issued a resolution in which it refused the Company’s request to postpone implementation of the project, that the Company must start implementation of the project within six months of the date of the resolution and that, if the project was not then started, the Ministry was authorized to begin procedures to terminate the mining lease. Subsequent correspondence from the Ministry in the fall of 2001 reiterated the threat to terminate the mining lease if the project was not immediately implemented. A letter from the Ministry in March 2002 stated that the six-month period to implement the project had expired without the Company taking positive steps towards that end. In September 2002, the Company sent a letter to Saudi Arabian Crown Prince Abdullah Ben Abdul Aziz, in his capacity as Deputy Chairman of the Saudi Supreme Council of Petroleum and Minerals (the King of Saudi Arabia is the chairman), in which the Company contested the legality of the threats of the Ministry to terminate the mining lease and requested his advice. As stated in its letters to the Ministry and the Crown Prince, the Company believed that the Ministry’s letters to the Company asking for the implementation of the project, without any regard to metal market conditions, was contrary to the Saudi Mining code and the mining lease agreement. In addition, the Company had correspondence and a meeting with the United States Ambassador to Saudi Arabia where the Company presented its opinion regarding the legality of the Ministry’s actions. This opinion also was conveyed in a letter to the United States Secretary of Commerce, who replied that the United States Embassy is working to set up meetings with Saudi Arabian government officials in an effort to resolve the matter. The Secretary of Commerce assured the Company that the Department of Commerce had a strong commitment in helping United States companies whenever possible.

On February 23, 2004, the Company’s President received a letter from the Deputy Minister of Petroleum and Mineral Resources of the Kingdom of Saudi Arabia stating that the Council of Ministers had issued a resolution, dated November 17, 2003, which directed the Minister, or whomever he may designate, to discuss with the President of the Company the implementation of a work program, similar to that which is attached to the Company’s mining lease, to start during a period not to exceed two years and also the payment of the past due surface rentals. If agreeable, a document was to be signed to that effect. The resolution stated further that, if no agreement was reached, the Ministry of Finance would give the Council of Ministers its recommendation regarding the $11 million loan granted to the Company.

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA — Continued
After discussions with the Deputy Minister, the Company President responded in a letter to the Minister dated, March 23, 2004, that the Company would agree to abide by the resolution and would start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company’s technical consultants and attached to the letter. The Company also agreed to pay past due surface rentals, which totaled approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005, and to continue to pay surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. If the Company does not implement the program during the two-year period, the matter will be referred to the Ministry to seek direction in accordance with the Mining Code and other concerned codes. The Company paid $266,000 of the back lease payments on January 3, 2005, and paid the remaining $320,000 on December 27, 2005.

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

Deferred exploration and development costs of the Al Masane Project at December 31, 2005, 2004 and 2003, and the changes in these amounts for each of the three years then ended are detailed below:

	Balance at		Balance at		Balance at
	December 31,	Activity	December 31,	Activity	December 31,	Activity
	2005	for 2005	2004	for 2004	2003	for 2003
Property and equipment:
Mining equipment	$2,160,206	—	$2,160,206	—	$2,160,206	—
Construction costs	3,140,493	—	3,140,493	—	3,140,493	—

Total	5,300,699	—	5,300,699	—	5,300,699	—

Other costs:
Labor, consulting services and project administration costs	$22,370,730	$333,867	$22,036,863	$255,445	$21,781,418	$346,963

Materials and maintenance	6,175,232	—	6,175,232	—	6,175,232	—
Feasibility study	2,957,437	49,666	2,907,771	—	2,907,771	—

Total	31,503,399	383,533	31,119,866	255,445	30,864,421	346,963

	$36,804,098	$383,533	$36,420,565	$255,445	$36,165,120	$346,963

NOTE 6 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA — Continued
Other Interest in Saudi Arabia

In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia. The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr. These licenses have expired. On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area. The Company previously worked the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. The application for the new exploration license is still pending. Geophysical, geochemical and geologic work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The Company intends to formalize its claims in these areas.

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

The Company assesses the carrying values of its mining assets on an ongoing basis for impairment. Factors which may result in impairment include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2008, are $2.05 per pound for copper and $.86 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. The Company has recorded no impairment losses through December 31, 2005.
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

NOTE 8 — NOTES PAYABLE , LONG-TERM DEBT AND LONG-TERM OBLIGATIONS
     Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2005	2004
Notes payable:
Secured note to Saudi Arabian government (A)	$11,000,000	$11,000,000
Unsecured demand notes payable to Saudi investors	13,333	13,333
Other	12,500	12,500

Total	$11,025,833	$11,025,833

Notes payable to stockholders:
Secured notes to investors (B)	$—	$698,000
Unsecured note to Saudi investor (C)	—	20,000

Total	$—	$718,000

Long-term debt:
Revolving notes to foreign banks (D)	$—	$2,044,096
Secured note with vendor (E)	4,260,906	5,815,072
Capital lease with affiliated party (F)	103,688	127,527
Revolving note to domestic bank (G)	5,000,000	—
Secured note to Capital Group (H)	1,900,000	—

Total long-term debt	11,264,594	7,986,695

Less current portion	(1,425,932)	(3,071,161)

Total long-term debt, less Current Portion	$9,838,662	$4,915,534

(A)	The Company has an interest-free loan of $11,000,000 from the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company’s “movable and immovable” assets in Saudi Arabia.

(B)	Represents loans payable to a stockholder of the Company for $445,000 and the Company’s President for $53,000. The loans were due on demand with interest payable at the LIBOR rate plus 2%. The balance also includes loans payable to the wife of the Company’s President for $100,000 and to a stockholder of the Company for $100,000 which were due on demand with interest at 9%. All of these loans were secured by a pledge of all shares of stock of American Shield Refining Company and all shares of stock of Texas Oil and Chemical Co. II, Inc. These loans were paid in 2005.

(C)	Represents a loan payable to a stockholder of the Company, which was due on demand with interest at 9%. This loan was paid in 2005.

(D)	Represents two loans payable to Mexican banks of $0 and $2,044,096, as of December 31, 2004. The first loan was payable in monthly payments through October 2004 with interest of 5%. Due to economic conditions, neither interest nor principal had been paid since 2001. As discussed in Note 18, a loss on foreclosure was recorded in the fourth quarter of 2004. The second loan was

NOTE 8 — NOTES PAYABLE , LONG-TERM DEBT AND LONG-TERM OBLIGATIONS — Continued
payable in quarterly payments through March, 2007 with interest at the LIBOR rate plus seven points (LIBOR was 2.418% at December 31, 2004). The lender of the second loan held a second lien on the Coin plant facilities. This lender was placed in receivership by the Mexican government in 2001 and Coin was unable to communicate with this lender since that occurrence. Coin was in default of the loan covenants as a result of not having made its monthly and quarterly payments, and therefore, the loan was classified as current in the financial statements. Unpaid interest and penalty interest of $3,721,179 is included in accrued interest at December 31, 2004. The stock of Coin was sold in June 2005.

(E)	On June 1, 2004, South Hampton entered into a contract with a supplier for the purchase of 65,000 barrels per month of natural gasoline on an open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. On June 1, 2005, the term was extended to May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1,000,000 of the balance of $4,260,906 has been classified as current at December 31, 2005.

(F)	On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift. The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250. Title transfers to South Hampton at the end of the term.

(G)	On October 31, 2005 South Hampton entered into a $6.0 million revolving loan agreement with a domestic bank. This agreement replaced the Purchase and Sale (Factoring) Agreement with the same bank. The note bears interest at Prime plus .25% (7.5% at December 31, 2005), payable monthly, with a 2 year term. At December 31, 2005, $5.0 million of the agreement was outstanding and classified as long term.

(H)	On June 30, 2005 South Hampton entered into $2.0 million loan agreement with a capital investment group to fund the expansion of a toll processing unit. The note bears interest at 12% has a 5 year term and payments due quarterly of $100,000 plus accrued interest. At December 31, 2005, $400,000 of the balance of $1,900,000 has been classified as current.
   Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations
2006	$1,400,000	$33,471
2007	8,660,906	33,471
2008	400,000	33,471
2009	400,000	19,523
Thereafter	300,000	—

Total	$11,160,906	119,936

Less: Amount representing interest		(16,248)

Present value of future minimum lease payments		$103,688

     Interest of $1,490,807, $746,444 and $335,397 was paid in 2005, 2004, and 2003, respectively.

NOTE 9 — ACCRUED LIABILITIES IN SAUDI ARABIA
     Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2005	2004
Salaries	$1,528,422	$1,433,712
Termination benefits	733,624	708,317
Surface rentals	117,333	586,666
Other liabilities	27,903	20,433

Total	$2,407,282	$2,749,128

NOTE 10 — COMMITMENTS AND CONTINGENCIES
South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service. Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $44,000 per month as new and additional tractors and trailers were added to the fleet throughout the years. Total rental costs were approximately $507,000 in 2005, $414,000 in 2004 and $388,000 in 2003 (see Note 16).

The Company is the holder of the Al Masane Mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years. At December 31, 2005, annual payments due totaled $117,300 (see Note 6).

Future minimum lease payments under these lease agreements are as follows:

Year Ending
December 31
2006	$645,300
2007	645,300
2008	645,300
2009	117,300
2010	117,300
Thereafter	1,524,900

Total	$3,695,400

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2005 and 2004 is $66,570 related to this guaranty.

In October 2004, a $100,000 irrevocable standby letter of credit was issued by a bank in favor of the Company’s trading partner for financial swap and option agreements. The letter of credit will expire on October 31, 2006. In 2005 the letter of credit expiration date was extended to October 31, 2007.

In April 2005, a $25,000 irrevocable standby letter of credit was issued by a bank in favor of the Railroad Commission of Texas for Gulf State operations. The letter of credit will expire on July 31, 2006.

NOTE 10 — COMMITMENTS AND CONTINGENCIES — continued
Litigation - On December 31, 2004, South Hampton was a defendant in eleven lawsuits. The suits, eight of which were filed in Madison County, Illinois, and included up to 70 other defendants, primarily claimed illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during employment at various occupations. The plaintiffs claimed the companies engaged in the business of manufacturing, selling and/or distributing these chemicals in a manner which subjected them to liability for unspecified actual and punitive damages. South Hampton did not believe any of the plaintiffs in the Illinois lawsuits ever came in contact with its products and vigorously defended itself against these claims. The Madison County plaintiffs dismissed all the claims against South Hampton in 2005.

South Hampton was also a defendant in three lawsuits filed in Jefferson County, Texas. The first lawsuit was filed in September 2001, alleging the plaintiff became ill from exposure to asbestos while employed by South Hampton from 1961 through 1975. Due to the time period in which the claimant was allegedly exposed, the Company was unable to locate insurance coverage for this particular suit. The Company settled the lawsuit with a structured payment completed in December of 2005. The settlement did not have a material impact on financial condition or the results of operations.

The second Jefferson County lawsuit was filed on May 29, 2003, and alleged that the plaintiff was exposed to asbestos containing products while performing his duties as a welder, pipefitter assistant, laborer, floor hand and mud hand/derrick hand from 1950 through 1984. Plaintiff claimed an asbestos related disease, although this was not confirmed by a pathologist. Plaintiff testified in his deposition that he worked as a pipefitter assistant building a plant for South Hampton in Vidor, Texas for approximately three months in 1979. The lawsuit was dropped in 2005 with no settlement payment made.

The third Jefferson County lawsuit was filed on June 6, 2002, alleging that the plaintiff while working on South Hampton’s premises, seriously injured his shoulder. The Greenwich Insurance Company accepted coverage, and this matter was settled with the plaintiff in early 2005.

The consolidated financial statements as of December 31, 2005 include all amounts related to the defense or settlement of these lawsuits.

Environmental remediation — In 1993, at the request of the Texas Commission on Environmental Quality (“TCEQ”), South Hampton drilled a well to check for groundwater contamination under a spill area. Based on the results, two pools of hydrocarbons were discovered. The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

In August 1997, TCEQ notified South Hampton that it had violated various rules and procedures. It proposed administrative penalties totaling $709,408 and recommended that South Hampton undertake certain actions necessary to bring its petrochemical operations into compliance. The violations generally relate to various air and water quality issues. Appropriate modifications have been made by South Hampton where it appeared there were legitimate concerns.

On February 2, 2000, TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements. TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken. On April 11, 2003, TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted to TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued
intends to continue to vigorously defend against these allegations, the proposed penalties and proposed corrective actions. Management has accrued an estimate for a proposed settlement. There are no assurances that the amounts settled will not be different than the amounts accrued. Negotiations between South Hampton and TCEQ are expected to continue in order to reach a final settlement.South Hampton has a liability of $200,000 recorded at December 31, 2005 and 2004, related to these environmental issues.

A further amendment on separate issues was made by TCEQ on December 13, 2001 for further violations relating to air quality control and waste requirements. TCEQ proposed administrative penalties of $59,000. South Hampton settled this particular claim with TCEQ in April 2002 for approximately $5,900.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $285,500 in 2005, $232,100 in 2004 and $232,500 in 2003.

Other Matters — By letter dated March 11, 2003, the Company was advised that the Division of Enforcement of the Securities and Exchange Commission (“SEC”) was conducting an informal, non-public inquiry concerning matters relating to the Al Masane project and the Ministry’s threatened termination of the Al Masane mining lease. The Company fully cooperated with the SEC in the conduct of the investigation, which became a formal investigation.

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
NOTE 11 — STOCK OPTIONS
Stock Options - The Company’s Employee Stock Option Plan (the “Employee Plan”) provided for the grant of incentive options at the market price of the stock on the date of grant and non-incentive options at a price not less than 85% of the market price of the stock on the date of grant. The Company had reserved up to 500,000 shares of common stock for grant pursuant to the Employee Plan. At December 31, 2005, no options to purchase shares were outstanding under the Employee Plan. The options vested at such times and in such amounts as is determined by the Compensation Committee of the Board of Directors at the date of grant. The Employee Plan was registered with the Securities and Exchange Commission and expired May 16, 2003.

The Company had periodically granted stock options to various parties, including certain officers and directors, who made loans to or performed critical services for the Company. Most of these options allowed the parties to purchase common stock for $1.00 per share.

NOTE 11 — STOCK OPTIONS — Continued
Additional information with respect to all options outstanding at December 31, 2005, and changes for the three years then ended was as follows:

	2003
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	810,000	$1.10

Forfeited	(365,000)	1.13

Outstanding at end of year	445,000	$1.08

Options exercisable at December 31, 2003	445,000	$1.08

	2004
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	445,000	$1.08

Forfeited	(45,000)	1.75

Outstanding at end of year	400,000	$1.00

Options exercisable at December 31, 2004	400,000	$1.00

	2005
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	400,000	$1.00

Forfeited	—	—

Outstanding at end of year	400,000	$1.00

Options exercisable at December 31, 2005	400,000	$1.00

     Additional information about stock options outstanding at December 31, 2005 is summarized as follows:

	Options outstanding and exercisable
		Remaining	Exercise
Exercise prices	Number	contractual life	price
$1.00	400,000	undetermined	$1.00

NOTE 12 — INCOME TAXES
     The provision for income taxes consisted of the following:

Year ended
December 31
2005
Current federal provision	$394,789
Current state provision	441,998
Deferred federal provision	273,000
Deferred state provision	24,000

Income tax expense	$1,133,787

Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes. The reasons for this difference are as follows:

	2005	2004	2003
Income taxes at U.S. statutory rate	$6,064,431	$(867,257)	$(1,191,823)
State taxes, net of federal benefit	533,763	37,013	270,844
Net operating losses expired	—	—	3,704,513
Change in valuation allowance	(3,170,892)	(460,734)	(3,344,171)
Foreign operations with no benefit (tax) provided	(2,317,278)	1,276,609	580,210
Other items	23,763	14,369	(19,573)

Total tax expense	$1,133,787	$—	$—

The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2005	2004	2003
Deferred tax liabilities:
Plant, pipeline and equipment	$(907,000)	$(377,000)	$(396,000)

Deferred tax assets:
Accounts receivable	42,000	36,000	82,000
Mineral interests	236,000	236,000	236,000
Accrued liabilities	215,000	184,000	149,000
Net operating loss and contribution carry-forwards	55,000	2,870,000	3,389,000
Capital loss carryforward	1,336,000	—	—
Tax credit carry-forwards	—	212,000	212,000
Deferred gain on sale of property	34,000	50,000	63,000
Unrealized losses on swap agreements	28,000	64,000	—

Gross deferred tax assets	1,946,000	3,652,000	4,131,000

Valuation allowance	(1,336,000)	(3,275,000)	(3,735,000)

Net deferred tax assets (liabilities)	(297,000)	377,000	396,000

Net deferred taxes	$(297,000)	$—	$—

NOTE 12 — INCOME TAXES — continued
The Company has provided a valuation allowance in 2005, 2004 and 2003 against certain deferred tax assets because of uncertainties regarding their realization.
     At December 31, 2005, the Company had no net operating loss carry-forwards.
     The Company has no Saudi Arabian or Mexican tax liability.
     Cash paid for income taxes for the year ended December 31, 2005 totaled $837,326. No taxes were paid in 2004 and 2003.
NOTE 13 — SEGMENT INFORMATION
As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest. Information on segments is as follows:

	December 31, 2005
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$80,373,587	$—	$80,373,587
Depreciation	756,571	25	756,596
Operating income (loss)	12,147,234	(624,993)	11,522,241

Discontinued operations (Coin)
Revenue from external customers	$2,042,676	$—	$2,042,676
Depreciation	—	—	—
Operating income	497,730	—	497,730

Total assets	$26,165,931	$40,782,018	$66,947,949

	December 31, 2004
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$56,203,795	$—	$56,203,795
Depreciation	774,703	411	775,114
Operating income (loss)	2,513,564	(613,488)	1,900,076

Discontinued operations (Coin)
Revenue from external customers	$3,589,659	$—	$3,589,659
Depreciation	348,360	—	348,360
Operating income	45,963	—	45,963

Total assets	$10,796,800	$40,251,083	$51,047,883

NOTE 13 — SEGMENT INFORMATION — Continued

	December 31, 2003
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$38,851,439	$—	$38,851,439
Depreciation	1,017,146	1,712	1,018,858
Operating income (loss)	(856,357)	(755,097)	(1,611,454)
Discontinued operations (Coin)
Revenue from external customers	$773,294	$—	$773,294
Depreciation	348,360	—	348,360
Operating income (loss)	(893,334)	—	(893,334)
Total assets	$12,787,676	$39,884,821	$52,672,497
Information regarding foreign operations for the years ended December 31, 2005, 2004 and 2003 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Year ended December 31,
	2005	2004	2003
Revenues
United States	$80,373	$56,203	$38,852
Mexico (discontinued operations)	2,043	3,590	773
Saudi Arabia	—	—	—

	$82,416	$59,793	$39,625

	Year ended December 31,
	2005	2004	2003
Long-lived assets
United States	$9,285	$6,550	$5,392
Mexico	—	—	4,567
Saudi Arabia	39,235	38,852	38,596

	$48,520	$45,402	$48,555

NOTE 14 — NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted earnings	Year ended December 31,
per common share	2005	2004	2003
Income from continuing operations	$0.43	$0.05	$(0.08)
Discontinued operations	0.30	(0.16)	(0.07)

Net income (loss)	$0.73	$(0.11)	$(0.15)

Weighted average shares outstanding	22,731,994	22,731,994	22,731,994
In 2005, 2004 and 2003, options for 400,000, 400,000 and 445,000 shares, respectively were excluded from diluted shares outstanding because their effect was anti-dilutive.

NOTE 15 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2005 (in thousands, except per share data):

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter(2)	Quarter	Quarter	Total
Revenues	$18,717	$21,300	$20,734	$21,665	$82,416
Net income (loss)	3,940	7,844	5,927	(1,075)	16,636
Basic and diluted EPS	$0.17	$0.35	$0.26	$(0.05)	$0.73

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total
Revenues	$10,916	$13,459	$15,961	$19,457	$59,793
Net income (loss)	(1,023)	(57)	1,903	(3,374)	(2,551)
Basic and diluted EPS	$(0.04)	$(0.00)	$0.08	$(0.15)	$(0.11)

(1)	See “Note 18. Discontinued Operations” for the disclosure of the loss on foreclosure of $2,900,964 recorded in the fourth quarter.

(2)	See “Note 18. Discontinued Operations” for the disclosure of the gain on sale of $5,825,668 recorded in the second quarter.
NOTE 16 — RELATED PARTY TRANSACTIONS
At December 31, 2005, the Company has a liability to its President and Chief Executive Officer of approximately $1,255,000 in accrued salary and termination benefits.
Pursuant to a sharing arrangement, the Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company’s Chairman of the Board. The Company paid approximately $24,700 and $23,500 in 2004 and 2003, respectively, pursuant to such arrangement. In 2005 the sharing arrangement was discontinued and the Company elected to cover all office expenses incurred.
South Hampton incurred product transportation costs of approximately $507,000, $414,000 and $388,000 in 2005, 2004 and 2003, respectively, with STTC, which is currently owned by the President of TOCCO. A previous 50% owner of STTC and officer of TOCCO retired in January 2004.
On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift. The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250. Title transfers to South Hampton at the end of the term. In 2005, gross payments of $39,000 were made.

NOTE 17 — DERIVATIVE INSTRUMENTS
South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plant. Since 1992, the Company has used a varying number of financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. The effect of these agreements is to limit the Company’s exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements. The agreements have covered approximately 20% to 40% of the average monthly feedstock requirements and up to 100% of natural gas purchases. Commodity swap agreements were entered into during 2005 with the last agreement expiring on September 30, 2006. South Hampton had option contracts outstanding as of December 31, 2005 covering various natural gas price movement scenarios through March of 2006 and covering from 50% to 100% of the natural gas requirements for each month.
For the years ended December 31, 2005, 2004 and 2003 the net realized gain (loss) from the derivative agreements was $2,408,966, $1,779,240 and ($71,492), respectively. The asset (liability) as of December 31, 2005, 2004, and 2003 was $74,752, ($173,250), and $ -0-, respectively. The unrealized gain (loss) of $169,951, ($184,800), and $0 and the realized gain (loss) for the years ended December 31, 2005, 2004 and 2003, respectively, are recorded in cost of petrochemical product sales and processing in the consolidated statements of operations.
NOTE 18 — DISCONTINUED OPERATIONS
A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin’s legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. In late April, 2005, management met with a third party who had a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed. An agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.
On June 9, 2005, the Company sold the stock in the Mexican corporation to an independent third party in Mexico and essentially ceased all operations in the country. The stock was sold for an immaterial amount and the sale was designed to allow the third party to make use of the accumulated tax losses. The Company recorded a gain on disposal of Coin of approximately $5.9 million. There are no material continuing liabilities associated with the Company’s prior ownership of the Coin operation.

NOTE 19 — SUBSEQUENT EVENTS
In February 2006 the Petrochemical Segment paid dividends to the Parent Company in the amount of $235,000. This amount was subsequently used to pay the 2005 and 2006 lease payments for the Al Masane mining lease. This payment brings the lease current on all amounts due through December 31, 2006.
In January 2006 the Company paid $400,000 of the amounts due the President leaving a balance of $855,000 due for accrued salary and termination benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
Arabian American Development Company and Subsidiaries
Dallas, Texas
We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006. Our audits also include Schedule II for this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the Schedule II at December 31, 2005, 2004, and 2003 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.

Dallas, Texas
March 24, 2006

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2005

		Charged
	Beginning	(credited)			Ending
Description	balance	to earnings	Deductions		balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2003	7,079,493	—	(3,344,171	)(a)	3,735,322

December 31, 2004	3,735,322	—	(460,734	)(b)	3,274,588

December 31, 2005	3,274,588	1,336,451	(3,274,588	)(b)	1,336,451

(a)	Expiration of carryforwards

(b)	Utilization of carryforwards

INDEPENDENT AUDITOR’S REPORT
To the Shareholders of
Productos Quimicos Coin, S.A. de C.V.
Mexico City, Mexico
We have audited the accompanying statement of financial position of Productos Quimicos Coin, S.A. de C.V. as of June 12, 2005, and the related statements of income (loss) and comprehensive income (loss), changes in equity (deficit) and cash flows for the suitable period. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the Generally Accepted Auditing Standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and prepared in accordance with Generally Accepted Accounting Principles in the United States of America. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.
As described by the Company in note 2.a.1 of the financial statements, the accompanying financial statements are presented using Generally Accepted Accounting Principles in the United States of America and translated into United States dollars to comply with specific request by the shareholders.
The figures are presented as of June 12, 2005, by virtue of that the Company celebrated a agreement of sale and purchase of shares on June 9, 2005, and the other hand on May 19, 2005 the industrial plant located in Coatzacoalcos Veracruz, Mexico it was awarded to another Company, as a result of the celebration of a judicial agreement.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productos Quimicos Coin, S.A. de C.V. as of June 12, 2005, the results of its operations and cash flows for the year then ended in conformity with Generally Accepted Accounting Principles in the United States of America.
As described in note 7 to the financial statements, as a result of the mortgage foreclosure initiated by a Company creditor, the installations where the industrial facilities are located by court resolution, were placed for sale under public auction on February 23, 2004. On March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On February 22, 2005, the Company’s legal counsel and management concluded that there are no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue operating the industrial plant, were unknown. On May 19, 2005 it was signed and ratified a judicial agreement taken place among Productos Quimicos Coin, S.A. de C.V., who acts as the debtor and maker and Comercializadora Beta, S.A. de C.V., to who is denominated the grantee by the creditor HSBC (Banco Internacional).
In this agreement, it is pointed out that the grantee took the real and artificial possession of the entirety of the goods furniture and properties of the industrial plant, and the obligation also settles down on the part of the grantee of to respond and to delimit in the debtor of any conflict or derived judgment of the labor relationships that has begun or that begins with the union of the workers.
As discussed in Note 1 to the financial statements, the Company has reported accumulated losses for $12,062,489 and the statement of financial position shows excess of current liabilities over current assets for $5,692,127. Moreover, the Company has defaulted in meeting scheduled payments of principal and interest amounts under certain loan agreements, as discussed in notes 7 and 8 to the financial statements. The default related to a Company creditor gave origin to the legal transfer of ownership of the industrial facilities mentioned in the above paragraph. Accumulated losses exceed capital stock, which in conformity with the provisions of Mexican General Corporate Law, these losses may represent cause for dissolution of the Company as a result of legal action followed by any business-related third party. Additionally, during the period January-May 2004, installed production capacity of the Company was only partially used, representing a cost of maintaining idle the industrial plant as described in note 1 to the financial statements.
The issues described in the preceding three paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. The Company was sold completely on June 9, 2005. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.
The figures of financial statements as of December 31, 2004 are showing only for comparison and were reviewed by another Public Accountant, who issued his opinion on February 22, 2005, without any exceptions.

Orozco Medina & Asociados, S.C.

/s/ Francisoco J. Olvera Fonseca

Francisco J. Olvera Fonseca
CPA
Mexico City, Mexico
June 27, 2005

INDEPENDENT AUDITOR’S REPORT
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
As described in note 8 to the financial statements, as a result of the mortgage foreclosure initiated by a Company creditor, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. On March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On February 22, 2005, Company’s legal counsel and management concluded that there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown. As a result of the legal action, and not withstanding that formal notarization has not been formalized granting the creditor ownership of the assets, Company’s management has resolved to recognize in its results for year ended December 31, 2004 the book value loss of the industrial plant representing an amount of $ 1,330,786, net of the amount in which Banco Internacional, S.A. obtained judicial award of the industrial plant for $ 1,059,769. This loss is included in results of operation as an extraordinary item. Company’s management does not foresee to carry out activities leading to continue with its operations once the Company stops operating the industrial facilities.
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
Additionally, as discussed in note 13 to the financial statements, the Company has received notice of labor strike by the labor union, to take effect on March 1, 2005. Prior to February 22, 2005, a meeting was held before the Mexican Labor Authorities, having obtained an extension to formalize an agreement which guarantees the terms of the current labor contract. The labor union is calling for a review of the Collective Bargaining Agreement, to include, mainly, salary increases. If the Company and the labor union do not reach an agreement, the labor strike will break on March 1, 2005. Company’s management estimates that a satisfactory agreement will be reached, allowing the continuation of production activities.
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

INDEPENDENT AUDITOR’S REPORT
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
As a result of the mortgage foreclosure initiated by a Company creditor, as explained in note 13 to the financial statements, the installations where the industrial facilities are located, by court resolution, were placed for sale under public auction on February 23, 2004. As disclosed in note 13B to the financial statements, on March 3, 2004, the court awarded the industrial facilities in favor of the creditor. On May 14, 2004, Company’s legal counsel and management concluded that a there is no reasonable basis to estimate a date for the formal and legal transfer of ownership of the industrial facilities to the creditor. In the same manner, the terms and conditions, and the period during which management would continue to operate the industrial plant, are unknown.
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

The issues described in the preceding two paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Despacho Freyssinier Morin, S.C.

/s/ C.P. JUAN PABLO SOTO

C.P. Juan Pablo Soto
Partner
Mexico City, Mexico
February 23, 2004, except for
Note 13B, as to which the date is
May 14, 2004