Form 10-Q
period 2006-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-05-15
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from _________ to __________

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).
LARGE ACCELERATED FILER [ ]   ACCELERATED FILER [ ]  NON-ACCELERATED FILER [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ] NO [X]

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at March 31, 2006: 22,731,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                                                         2006          2005
                                                     ------------   -----------
ASSETS
   CURRENT ASSETS
      Cash                                           $  1,389,938   $  1,738,558
      Trade Receivables, Net                           11,409,956     12,972,657
      Financial Contracts                                 501,060         74,752
      Inventories                                         758,600      1,164,674
                                                     ------------   ------------
         Total Current Assets                          14,059,554     15,950,641

   PLANT, PIPELINE AND EQUIPMENT                       18,710,084     17,905,048
      Less: Accumulated Depreciation                   (9,953,101)    (9,678,443)
                                                     ------------   ------------
         Net Plant, Pipeline and Equipment              8,756,983      8,226,605

   AL MASANE PROJECT                                   36,976,109     36,804,098
   OTHER INTERESTS IN SAUDI ARABIA                      2,431,248      2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES              1,058,556      1,058,492
   OTHER ASSETS                                         2,816,220      2,476,865
                                                     ------------   ------------

         TOTAL ASSETS                                $ 66,098,670   $ 66,947,949
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts Payable                               $    626,431   $  1,787,353
      Accrued Liabilities                               3,497,132      1,638,742
      Accrued Liabilities in Saudi Arabia               2,162,875      2,407,282
      Notes Payable                                    11,025,833     11,025,833
      Current Portion of Long-Term Debt                 1,425,932      1,425,932
                                                     ------------   ------------

            Total Current Liabilities                  18,738,203     18,285,142

   LONG-TERM DEBT                                       5,854,375      9,838,662
   DEFERRED REVENUE                                     1,655,010      1,732,556
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         806,655        808,443

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,431,994 shares in 2006
      and 2005                                          2,247,199      2,243,199
   ADDITIONAL PAID-IN CAPITAL                          36,568,206     36,512,206
   RETAINED EARNINGS (ACCUMULATED DEFICIT)                229,022     (2,472,259)
                                                     ------------   ------------
         Total Stockholders' Equity                    39,044,427     36,283,146
                                                     ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 66,098,670   $ 66,947,949
                                                     ============   ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                         --------------------------
                                             2006           2005
                                         ------------   -----------
REVENUES
    Petrochemical Product Sales          $ 23,586,369   $16,350,780
    Processing Fees                           730,004     1,034,714
                                         ------------   -----------
                                           24,316,373    17,385,494

OPERATING COSTS AND EXPENSES
    Cost of Petrochemical Product
      Sales and Processing                 18,399,203    12,441,134
    General and Administrative              1,371,855     1,147,706
    Depreciation                              274,659       148,732
                                         ------------   -----------
                                           20,045,717    13,737,572
                                         ------------   -----------

    OPERATING INCOME                        4,270,656     3,647,922

OTHER INCOME (EXPENSE)
    Interest Income                            49,688         8,611
    Interest Expense                         (145,852)     (228,311)
    Minority Interest                           1,789         2,099
    Miscellaneous Income                      103,069        22,383
                                         ------------   -----------

                                                8,694      (195,218)
                                         ------------   -----------

    INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES        4,279,350     3,452,704

INCOME TAXES                                1,578,069            --
                                         ------------   -----------

    INCOME FROM CONTINUING OPERATIONS       2,701,281     3,452,704

DISCONTINUED OPERATIONS
    Income from Operations of Coin                 --       487,132
                                         ------------   -----------

    INCOME FROM DISCONTINUED OPERATIONS            --       487,132
                                         ------------   -----------

    NET INCOME                           $  2,701,281   $ 3,939,836
                                         ============   ===========

Basic Earnings per Common Share
    Income from Continuing Operations    $      0.119   $     0.152
    Discontinued Operations                        --         0.021
                                         ------------   -----------
    Net Income                           $      0.119   $     0.173
                                         ============   ===========
Basic Weighted Average Number
  of Common Shares Outstanding             22,765,327    22,731,994
                                         ============   ===========

Diluted Earnings per Common Share
    Income from Continuing Operations    $      0.118   $     0.152

    Discontinued Operations                        --         0.021
                                         ------------   -----------
    Net Income                           $      0.118   $     0.173
                                         ============   ===========
Diluted Weighted Average Number
  of Common Shares Outstanding             22,916,106    22,731,994
                                         ============   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                     RETAINED
                                   COMMON STOCK        ADDITIONAL    EARNINGS
                              ----------------------    PAID-IN    (ACCUMULATED
                                 SHARES      AMOUNT     CAPITAL      DEFICIT)       TOTAL
                              ----------  ----------  -----------  ------------   -----------
DECEMBER 31, 2005             22,431,994  $2,243,199  $36,512,206  $ (2,472,259)  $36,283,146

       Common Stock
          Issued to Employees     40,000       4,000       56,000            --        60,000

        Net Income                    --          --           --     2,701,281     2,701,281
                              ----------  ----------  -----------  ------------   -----------

MARCH 31, 2006                22,471,994  $2,247,199  $36,568,206  $    229,022   $39,044,427
                              ==========  ==========  ===========  ============   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2006          2005
                                                            -----------   -----------
OPERATING ACTIVITIES
   Net Income                                               $ 2,701,281    $3,939,836
   Adjustments to Reconcile Net Income
     To Net Cash Provided by Operating Activities:
      Depreciation                                              274,659       148,732
      Decrease in Deferred Revenue                              (77,546)      (11,705)
      Unrealized Gain on Financial Contracts                   (426,308)   (1,217,120)
      Common Stock Compensation Expense                          60,000            --
     Changes in Operating Assets and Liabilities:
      Decrease in Trade Receivables                           1,562,701        50,510
      (Increase) Decrease in Inventories                        406,074    (1,335,351)
      Increase in Other Assets                                 (339,355)     (137,226)
      Increase in Accounts Payable and Accrued Liabilities      721,156      (103,141)
      Increase in Accrued Interest                              (23,688)     (120,372)
      Increase in Accrued Liabilities in Saudi Arabia          (244,407)     (249,971)
      Other                                                      (1,788)       (2,099)
                                                            -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               4,612,779       962,093
                                                            -----------   -----------

INVESTING ACTIVITIES
   Additions to Al Masane Project                              (172,011)      (53,787)
   Additions to Plant, Pipeline and Equipment                  (805,037)     (800,318)
   Reduction in Mineral Properties in the United States             (64)         (423)
                                                            -----------   -----------

      NET CASH USED IN INVESTING ACTIVITIES                    (977,112)     (854,528)
                                                            -----------   -----------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations              --       100,000
   Reduction of Notes Payable and Long-Term Obligations      (3,984,287)     (573,771)
                                                            -----------   -----------

      NET CASH USED IN FINANCING ACTIVITIES                  (3,984,287)     (473,771)
                                                            -----------   -----------

NET DECREASE IN CASH                                           (348,620)     (366,206)

CASH AT BEGINNING OF PERIOD                                   1,738,558       623,202
                                                            -----------   -----------

CASH AT END OF PERIOD                                       $ 1,389,938   $   256,996
                                                            ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Arabian American Development Company and Subsidiaries financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2005 Annual Report on Form 10-K.

      These financial statements include the accounts of Arabian American Development Company (the "Company") and its wholly-owned subsidiary, American Shield Refining Company (the "Petrochemical Company" or "ASRC"), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. ("South Hampton"), and, until June 9, 2005, approximately 99.9% of the capital stock of Productos Quimicos Coin, S.A. de C.V. ("Coin"), a specialty petrochemical products company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("Gulf State"). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. ("Pioche"), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company's Specialty Petrochemicals Segment. Pioche and the Company's mineral properties in Saudi Arabia constitute its Mining Segment.

2.    INVENTORIES

      Inventories include the following:

                        MARCH 31, 2006  DECEMBER 31, 2005
                        --------------  -----------------
Petrochemical products  $      758,600  $       1,164,674
                        ==============  =================

      Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 2006 and December 31, 2005, current cost exceeded LIFO value by approximately $663,000 and $601,000, respectively,

3.    NET INCOME PER COMMON SHARE

      The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2006 and 2005, respectively.

                                        THREE MONTHS ENDED          THREE MONTHS ENDED
                                          MARCH 31, 2006             MARCH 31, 2005
                                    ---------------------------  -------------------------
                                                      Per Share                  Per Share
                                    Income  Shares     Amount    Income  Shares    Amount
BASIC NET INCOME PER SHARE:
Income from continuing operations   $2,701    22,765  $   0.119  $3,453  22,732  $   0.152

Dilutive stock options outstanding               151
                                    ------  --------  ---------  ------  ------  ---------
DILUTED NET INCOME PER SHARE:
Income from continuing operations   $2,701    22,916  $   0.118  $3,453  22,732  $   0.152
                                    ======  ========  =========  ======  ======  =========

                                        THREE MONTHS ENDED          THREE MONTHS ENDED
                                          MARCH 31, 2006             MARCH 31, 2005
                                    ---------------------------  -------------------------
                                                      Per Share                  Per Share
                                    Income  Shares     Amount    Income  Shares    Amount
BASIC NET INCOME PER SHARE:
Income from discontinued operations $   --    22,765  $   0.000  $  487  22,732  $   0.021

Dilutive stock options outstanding               151
                                    ------  --------  ---------  ------  ------  ---------

DILUTED NET INCOME PER SHARE:
Income from discontinued operations $   --    22,916  $   0.000  $  487  22,732  $   0.021
                                    ======  ========  =========  ======  ======  =========

BASIC NET INCOME PER SHARE:

Net income                          $2,701    22,765  $   0.119  $3,940  22,732  $   0.173

Dilutive stock options outstanding               151
                                    ------  --------  ---------  ------  ------  ---------

DILUTED NET INCOME PER SHARE:
Net income                          $2,701    22,916  $   0.118  $3,940  22,732  $   0.173
                                    ======  ========  =========  ======  ======  =========

      For the three months ended March 31, 2005, options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

4.    SEGMENT INFORMATION

      As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED MARCH 31, 2006     PETROCHEMICAL        MINING         TOTAL
------------------------------------  -------------  ---------------  ---------------
Continuing operations:
     Revenue from external customers  $  24,316,373  $            --  $    24,316,373
     Depreciation                           274,621               38          274,659
     Operating income (loss)              4,560,727         (290,071)       4,270,656

Total assets                          $  25,251,327  $    40,847,343  $    66,098,670

THREE MONTHS ENDED MARCH 31, 2005                  PETROCHEMICAL      MINING         TOTAL
-------------------------------------------------  -------------  --------------  ------------
Continuing operations
  Revenue from external customers                  $  17,385,494  $           --  $ 17,385,494
  Depreciation                                           148,732              --       148,732
  Operating income (loss)                              3,770,559        (122,637)    3,647,922

Discontinued operations (Productos Quimicos Coin)
  Revenue from external customers                  $   1,331,996  $           --  $ 1,331,996
  Depreciation                                                --              --            --
  Operating income                                       366,576              --       366,576

Total assets                                       $  13,707,032    $ 40,134,829  $ 53,841,861

      Information regarding foreign operations for the three months ended March 31, 2006 and 2005 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                    THREE MONTHS ENDED
                        MARCH 31,
                   --------------------
                      2006      2005
                   ---------  ---------
REVENUES
   United States   $  24,316   $ 17,385
   Mexico                 --      1,332
   Saudi Arabia           --         --
                   ---------  ---------
                   $  24,316   $ 18,717
                   =========   ========
LONG-LIVED ASSETS
   United States   $   9,815  $   7,201
   Mexico                 --         --
   Saudi Arabia       39,407     38,906
                   ---------   --------
                   $  49,222   $ 46,107
                   =========   ========

5.    LEGAL PROCEEDINGS

      For the period ending March 31, 2006, South Hampton had no outstanding lawsuits.

      In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates TCEQ's air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates TCEQ's industrial and hazardous waste rules. No action occurred on this item in the first quarter of 2006. See the 10-K Report as of December 31, 2005 for more detail on this topic.

6.    LONG-TERM DEBT

      A contract was signed on June 1, 2004 between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. The contract requires South Hampton to begin reducing its current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1.0 million of the balance of approximately $2.38 million has been classified as current at March 31, 2006. The supplier is currently the sole provider of the facility's feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007 and in November 2005 the contract was amended to cover 80,000 barrels per month.

      At March 31, 2005, Coin had a loan to a Mexican bank in the amount of $2,044,096, payable in quarterly payments through March 2007, bearing interest at the LIBOR rate plus seven points (LIBOR was 3.34% at June 30, 2005) and collateralized by a second lien on the plant facilities. The note balance and unpaid interest of $2,601,587 was extinguished when the stock of Coin was sold on June 9, 2005 (see Note 8).

      In the first quarter of 2006 TOCCO paid dividends to ASRC in amounts sufficient to repay approximately $40,000 of the liability to its President and Chief Executive Officer. During the first quarter of 2006, $147,000 of this liability was paid and $1,128,000 remained outstanding.

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

      On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feed volumes to the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. TOCCO had option contracts outstanding as of March 31, 2006 covering various natural gas price movement scenarios through October of 2006 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through September of 2006. For the three months ended March 31, 2006 and 2005, the net realized gain (loss) from the derivative agreements was approximately $(167,000) and $342,000, respectively. There was an estimated unrealized gain for the three months ended March 31, 2006 and 2005 of approximately $426,308 and $1,217,120, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2006 and 2005.

      In March 2006 a margin call was made on the financial swaps for $700,000, due to a temporary decrease in the price of natural gasoline. As of March 31, 2006 this amount is recorded in Other Assets in the consolidated balance sheet, as a prepayment against potential hedge settlements.

8.    DISCONTINUED OPERATIONS

      A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005 management ceased operating the plant and shut down the facility. In late April 2005 management met with a third party who had a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed. An agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.

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

9.    SUBSEQUENT EVENTS

      On April 27, 2006, Nicholas N. Carter, Secretary/Treasurer of the Company, and serving as President of the petrochemical companies, was elected to the Board of Directors to replace Mohammed O. Al-Omair who resigned for personal reasons effective April 1, 2006. Mr. Carter has worked with the petrochemical companies since 1977. Mr. Carter is also the sole owner of Silsbee Trading and Transportation Corp. (STTC) which leases trucks and equipment to South Hampton for their transportation needs. STTC derives 95% of its income from the leases with South Hampton.

      In April of 2006 the Company entered into negotiations with Bank of America to establish a new banking relationship including a revolving line of credit for the petrochemical segment. The President was authorized on April 26, 2006, to establish the accounts and to enter into such agreements as necessary to develop the line of credit. Documentation is being prepared and is expected to be completed in the second quarter of 2006.

      In May of 2006 the Company extended its application of the natural gas hedging program to cover the months of September 2006 through October of 2007 with various structures designed to give the price volatility protection that management felt should be in place. See RESULTS OF OPERATIONS for more information.

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

      SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. As the petroleum markets have fluctuated the last twenty years, South Hampton has been able to adapt by raising prices, cutting costs, shifting focus, or developing new markets as necessary. When oil prices began their dramatic rise in 2004, TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand also grew in 2004 and continued into 2005. These conditions allowed the Petrochemical segment to report significant earnings and to meet continued volatility of the markets in the future. The Company also moved to take advantage of the increased demand by increasing its production capacity by 30% in the first quarter of 2005.

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

      A contract was signed on June 1, 2004 between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty days written notice of termination by either party. On June 1, 2005, the contract was extended through May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt has been classified as current at March 31, 2006. The supplier is currently the sole provider of feedstock. At March 31, 2006, South Hampton owed the supplier approximately $2.38 million.

      On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered man lift. The lease is for five years with title transferring to South Hampton at the end of the term.

      As mentioned in Note 6 to the consolidated financial statements, Coin was not in compliance with certain covenants contained in its loan agreements at March 31, 2005, and therefore, its creditors had the right to declare the debt to be immediately due and payable. If this occurred, Coin would have been unable to pay the entire amount due. On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until early 2005. On May 19, 2005, through a negotiated settlement, the facility was transferred to the acquirer and on June 9, 2005, the stock in Coin was sold (see Note 8).

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

      After discussions with the Deputy Minister, the Company President responded in a letter to the Minister dated March 23, 2004, that the Company will agree to abide by the resolution and will start implementing the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement. The work program was prepared by the Company's technical consultants and attached to the letter. The Company also agreed to pay past due surface rentals, which totaled approximately $586,000, in two equal installments, the first on December 31, 2004 and the second on December 31, 2005, and to continue to pay surface rentals as specified in the Mining Lease Agreement. On May 15, 2004, an agreement was signed with the Ministry covering these provisions. If the Company does not implement the program during the two-year period, the matter will be referred to the Ministry to seek direction in accordance with the Mining Code and other concerned codes. The Company is currently in the preliminary stages of negotiations with a viable joint venture partner and feels that sufficient progress will be made by the May deadline to justify an extension of time, if necessary, on agreement with the Ministry. The Company paid $266,000 of the back lease payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. The lease payments were brought fully current in the first quarter of 2006 with the payment of $234,000 for the years 2005 and 2006. The 2007 lease payment of $117,000 will be due on January 1, 2007.

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

      Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As the prices have recovered for the 2004-2005 time period,the project becomes near breakeven over the three year period. If spot prices as of March 31, 2006, are used in the analysis, or even the ten year average of prices is used, the project becomes very economically attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

      The following chart illustrates the change from the low prices of 2003 and 2004 to current levels:

         AVERAGE PRICE     SPOT PRICE AS OF
         FOR 2003-2005        03/31/2006            INCREASE
GOLD    $406.00 per ounce  $584.00 per ounce  $178.00 per ounce
SILVER  $  6.29 per ounce  $ 11.76 per ounce  $  5.47 per ounce
COPPER  $  1.26 per pound  $  2.42 per pound  $  1.16 per pound
ZINC    $  0.49 per pound  $  1.18 per pound  $  0.69 per pound

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

      On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane. The application for the new exploration license is still pending and may be acted upon now that the new Saudi Arabian Mining Code was issued; however, as is frequently the case when making such applications with the Ministry, there is no timetable for action on the application.

      Management is also addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,007,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $1,255,000 at December 31, 2005 and $1,128,000 as of March 31, 2006).

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

      With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation. Management believes it has sufficient resources to manage this severance liability as necessary. The President was paid approximately $140,000 in early 2006, and plans are to further reduce the balance on a periodic basis.

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

      If the Company seeks additional outside financing to proceed with the development of the mining segment, either foreign or domestic, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing that the Company would be able to obtain would be unfavorable to the Company and its existing shareholders.

      The Company's management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Hatem El-Khalidi, who holds an MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration. Mr. El-Khalidi is the person who discovered the Al Masane deposits, which under his direct supervision were subsequently developed by the Company. The third board member, Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. In that position, a two hundred million dollar annual budget was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these studies explored and evaluated many mineral deposits for the Ministry in Saudi Arabia with some becoming mines. The fourth member of the Board is a Saudi citizen, Mr. Mohammad Al-Omair. Mr. Al-Omair is the Senior Executive Vice President of Fal Holdings Company of Saudi Arabia. Fal Holdings is one of the large industrial and business holding companies in the Kingdom with offices in Riyadh, London, and Portland, Oregon. Mr. Al-Omair recently submitted a letter to the Company expressing his intention to resign for personal reasons as director effective April 1, 2006 after serving since May of 1993. Mr. Sultan and Mr. Al-Omair are members of the Audit and Executive Committees of the Company. Mr. Nicholas Carter, the Company's Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company's petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter replaced Mr. Al-Omair on the Board effective April 27, 2006.

      RESULTS OF OPERATIONS

      SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2006, total petrochemical product sales and processing fees from continuing operations increased approximately $6,931,000 or 40%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $5,958,000 or 48% from the same period in 2005. Consequently, the total gross profit margin on revenue in the first quarter of 2006 increased approximately $973,000 or 20% compared to the same period in 2005.

      Sales from discontinued operations (the Productos Quimicos Coin subsidiary) for the quarter decreased approximately $1,332,000 or 100%, while its cost of sales (excluding depreciation) decreased approximately $748,000 or 100%. Discontinued operations had no effect on gross profit margin on product sales in this quarter, compared to a positive gross profit margin of approximately $584,000 in the same quarter in 2005.

      The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. Total capacity of the unit was increased by approximately 30% and was functional by March 31, 2005. The Company experienced typical mechanical reliability issues since the startup with the increased volume. These issues were resolved as they arose, and the Company is generally satisfied with the performance of the additional equipment. Consistent operation at full capacity of the expanded equipment was attained in the early part of the third quarter 2005. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. No reportable injuries were recorded during the effort.

      During the first nine months of 2005 the Company experienced high feedstock prices that fluctuated within a range, rather than continuing the steady increase experienced in 2004--the exception being late August when Hurricane Katrina hit the Gulf Coast. The damage in the Gulf producing regions from Hurricane Katrina, followed by Hurricane Rita, spiked the prices of all petroleum related materials. The Company was able to maintain sufficient cash flow to cover increased natural gas and transportation costs by keeping its product pricing at sufficient levels coupled with the positive contribution from the hedging program. Importantly, sales demand remained high during the last eighteen months despite constant price increases to customers. Management attributes the strong sales demand to improved general economic activity during the past year and to growth in the industries served by the petrochemical product lines. Growth of markets served has generally been 2% to 3% annually over the last ten years. The Company's growth in volume has generally matched that trend over the same time period, although with the recently expanded capacity, the growth rate in sales has increased above the industry wide growth rate.

      By January of 2006 most of the feedstock price fluctuation generated by the hurricanes had worked out of the markets, and prices remained fairly steady throughout the quarter with only normal changes occurring. Sales prices generated acceptable margins, and no price increases were instituted. Demand remained very strong on most products, and the process ran at near practical capacity with a 92% utilization rate. Small operational equipment modifications were made as the Company continued to fine tune the equipment which was added in the previous year.

      Since late 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed to avoid the large losses experienced at times in the past. Approximately 50% of the Company's monthly feedstock requirements is covered at any one time. This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. In the first quarter of 2006 the natural gasoline derivative agreements had a realized loss of approximately $85,000 and an estimated unrealized gain of approximately $426,000 for a total positive effect of approximately $341,000. The program is designed to be insurance against unforeseen dramatic price swings rather than as a speculative profit center. It operates mostly as a "buy and hold" program.

      The price of natural gas (fuel gas), which is the petrochemical operation's largest single operating expense, continued to be high during the first quarter of 2006 as compared to historical levels. Of course what is historically considered a "high" price has changed within the industry as the Company's natural gas price, including the effect of the hedge program, has fluctuated within the $6.00 to $8.00 per mmbtu range for the last twenty-four months. The Company has option contracts in place for fuel gas through the third quarter of 2006 in order to minimize the impact of price fluctuations in the market (see Note 9). The Company has also been able to pass through price increases as they have occurred. In the first quarter of 2006, the natural gas derivative agreements had a realized loss of approximately $81,000. No unrealized gain occurred due to the fact that the agreements outstanding had a net effect of zero.

      Toll processing fee revenue for the first quarter of 2006 of approximately $730,000 represents a decrease of approximately $305,000 or 29% below the fees for the same period in 2005. This decrease can be attributed to the shut down of one unit due to lack of feedstock availability from the customer. The customer had resolved the feedstock shortage by the end of the first quarter and toll processing fees have rebounded sharply. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise in the remainder of 2006 and beyond as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer. There are shortages in the markets served by this process, and it is expected the expanded unit will run at capacity for the remainder of 2006.

      Interest expense decreased in the later part of 2005 primarily due to a reduction in notes payable and the replacement of the factoring agreement with a line of credit. While the volume of feedstock purchased is rising because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases. The Company has absorbed most of the increased working capital needs through cash flow, and the line of credit is only partially used. Insurance expenses are expected to remain flat throughout 2006 with the exception of property coverage. The hurricanes are expected to cause the premiums for that line of coverage to increase significantly upon renewal in June of 2006. Various means of negating the effect of this increase will be considered.

      MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche minority stockholders' shares of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

      The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2006 are $2.42 per pound for copper and $1.18 per pound for zinc for the projected life of the mine. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2006. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information about the Company's Common Stock repurchases during the three months ended March 31, 2006:


                                                                     (c)                     (d)
                                (a)                         Total Number of Shares    Maximum Number of
                          Total Number of        (b)         Purchased as Part of    Shares that May Yet
                              Shares        Average Price     Publicly Announced      be Purchased Under
 Period                      Purchased     Paid Per Share     Plans or Programs     the Plans or Programs
------------------------  ---------------  --------------   ----------------------  ----------------------
January 1, 2006 through
  January 31, 2006               --        $           --                       --                      --

February 1, 2006 through
  February 28, 2006              --        $           --                       --                      --

March 1, 2006 through
  March 31, 2006                 --        $           --                       --                      --
                                           --------------   ----------------------  ----------------------

Total                            --        $           --                       --                      --
                                           ==============   ======================  ======================

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

      NONE.

ITEM 6. EXHIBITS.

      The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
NUMBER                                      DESCRIPTION
-------     ----------------------------------------------------------------------------
3(a)   -    Certificate of Incorporation of the Company as amended through the
            Certificate of Amendment filed with the Delaware Secretary of State on July
            19, 2000 (incorporated by reference to Exhibit 3(a) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

3(b)   -    Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1999 (File No. 0-6247)).

10(a)  -    Contract dated July 29, 1971 between the Company, National Mining
            Company and Petromin (incorporated by reference to Exhibit 10(a) to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1999
            (File No. 0-6247)).

10(b)  -    Loan Agreement dated January 24, 1979 between the Company, National
            Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)  -    Mining Lease Agreement effective May 22, 1993 by and between the
            Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1999 (File No. 0-6247)).

10(d)  -    Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).*

10(e)  -    Letter Agreement dated May 3, 1991 between Sheikh Kamal Adham and the
            Company (incorporated by reference to Exhibit 10(j) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(f)  -    Promissory Note dated February 17, 1994 from Hatem El-Khalidi to the
            Company (incorporated by reference to Exhibit 10(k) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(g)  -    Letter Agreement dated August 15, 1995 between Hatem El-Khalidi and the
            Company (incorporated by reference to Exhibit 10(l) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(h)  -    Letter Agreement dated August 24, 1995 between Sheikh Kamal Adham and the Company (incorporated by reference to Exhibit 10(m) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
            0-6247)).

10(i)  -    Letter Agreement dated October 23, 1995 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(n) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
            0-6247)).

EXHIBIT
NUMBER                                      DESCRIPTION
-------     ----------------------------------------------------------------------------
10(j)  -    Letter Agreement dated November 30, 1996 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(o) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
            0-6247)).

10(k)  -    Purchase and Sale Agreement/Security Agreement dated July 29, 2003 between Southwest Bank of Texas, N.A. and South Hampton Refining Company,
            together with related Restricted Payments Letter Agreement and Guaranty of
            Texas Oil & Chemical Co. II, Inc. (incorporated by reference to Exhibit
            10(s) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2002 (File No. 0-6247)).

10(l)  -    Equipment Lease Agreement dated November 14, 2003, between Silsbee
            Trading and Transportation Corp. and South Hampton Refining Company
            (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(m)  -    Pledge Agreement dated as of May 15, 2001, by Arabian American
            Development Company, American Shield Refining Company, Fahad Al-Athel, Hatem
            El-Khalidi, Ingrid El-Khalidi and Preston Peak (incorporated by reference to
            Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2003 (File No. 0-6247)).

10(n)  -    Security Agreement and Deed of Trust dated June 1, 2004 between South
            Hampton Refining Company and Martin Operating Partnership, L.P.
            (incorporated by reference to Exhibit 10(p) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-6247)).

10(o)  -    Addendum to Equipment Lease Agreement dated August 1, 2004, between
            Silsbee Trading and Transportation Corp. and South Hampton Refining Company
            (incorporated by reference to Exhibit 10(q) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2004 (file No.
            0-6247)).

10(p)  -    Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the
            Company (incorporated by reference to Exhibit 10(p) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No.
            0-6247)).

10(q)  -    Loan Agreement dated June 30, 2005 between Texas Oil & Chemical Co.
            II/South Hampton Refining Co. and The Catalyst Fund, LTD/Southwest/Catalyst
            Capital, LTD. (incorporated by reference to Exhibit 10(q) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
            0-6247)).

10(r)  -    Judicial Agreement dated May 19, 2005 between Fabricante Y
            Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V.
            (incorporated by reference to Exhibit 10(r) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

10(s)  -    Agreement dated June 6, 2005 between Fabricante Y Comercializadora Beta,
            S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V. (incorporated by reference to Exhibit 10(s) to the Company's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 2005 (file No. 0-6247)).

EXHIBIT
NUMBER                                      DESCRIPTION
-------     ----------------------------------------------------------------------------
10(t)  -    Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between
            Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez Castro and
            Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t)
            to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 2005 (file No. 0-6247)).

10(u)  -    Natural Gasoline Feedstock Handling Agreement dated September 21, 2005 between South Hampton Resources, Inc. and Martin Gas Sales (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q
            for the quarter ended September 30, 2005 (file No. 0-6247)).

10(v)  -    Pipeline Use, Right of Way Option and Right of First Refusal Agreement
            dated September 21, 2005 between Gulf State Pipe Line Co., Inc. and Martin
            Gas Sales Sales (incorporated by reference to Exhibit 10(v) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file
            No. 0-6247)).

10(w)  -    Loan Agreement dated October 31, 2005 between South Hampton Resources,
            Inc. and Amegy Bank National Association Sales (incorporated by reference to
            Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2005 (file No. 0-6247)).

31.1   -    Certification of Chief Executive Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

31.2   -    Certification of Chief Financial Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

32.1   -    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   -    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2006                      ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        ----------------------------------------
                                        (Registrant)

                                        By: /s/ NICHOLAS CARTER
                                            ------------------------------------
                                            Nicholas Carter Secretary/Treasurer
                                            (Authorized Officer and Principal
                                              Financial Officer)