Form 10-Q/A
period 2006-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-08-15
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-Q/A

                                  -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006

                                       or

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

LARGE ACCELERATED FILER      ACCELERATED FILER      NON-ACCELERATED FILER  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES       NO   X
    -----    -----

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2006: 22,771,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2006           2005
                                                              ------------   ------------
ASSETS
   CURRENT ASSETS
      Cash                                                    $  1,374,512    $ 1,738,558
      Trade Receivables, Net                                    11,064,193     12,972,657
      Financial Contracts                                          646,276         74,752
      Inventories                                                  720,630      1,164,674
                                                              ------------    -----------
         Total Current Assets                                   13,805,611     15,950,641

   PLANT, PIPELINE AND EQUIPMENT                                19,379,571     17,905,048
      Less: Accumulated Depreciation                           (10,240,934)    (9,678,443)
                                                              ------------    -----------
         Net Plant, Pipeline and Equipment                       9,138,637      8,226,605
   AL MASANE PROJECT                                            37,029,962     36,804,098
   OTHER INTERESTS IN SAUDI ARABIA                               2,431,248      2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                       1,058,215      1,058,492
   OTHER ASSETS                                                  2,947,533      2,476,865
                                                              ------------    -----------
         TOTAL ASSETS                                         $ 66,411,206    $66,947,949
                                                              ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts Payable                                        $    584,774    $ 1,787,353
      Accrued Liabilities                                        2,145,038      1,638,742
      Accrued Liabilities in Saudi Arabia                        1,914,538      2,407,282
      Notes Payable                                             11,012,500     11,025,833
      Current Portion of Long-Term Debt                          1,977,192      1,425,932
                                                              ------------    -----------
         Total Current Liabilities                              17,634,042     18,285,142
   LONG-TERM DEBT                                                4,623,786      9,838,662
   DEFERRED REVENUE                                              1,656,383      1,732,556
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  804,836        808,443
STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,471,994 and 22,431,994 shares in 2006
      and 2005, respectively                                     2,247,199      2,243,199
   ADDITIONAL PAID-IN CAPITAL                                   36,568,206     36,512,206
   RETAINED EARNINGS (ACCUMULATED DEFICIT)                       2,876,754     (2,472,259)
                                                              ------------    -----------
         Total Stockholders' Equity                             41,692,159     36,283,146
                                                              ------------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 66,411,206    $66,947,949
                                                              ============    ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                           -------------------------   -------------------------
                                               2006          2005          2006          2005
                                           -----------   -----------   -----------   -----------
REVENUES
   Petrochemical Product Sales             $22,795,530   $19,735,554   $46,381,899   $36,086,333
   Processing Fees                           1,286,744       853,501     2,016,748     1,888,215
                                           -----------   -----------   -----------   -----------
                                            24,082,274    20,589,055    48,398,647    37,974,548
OPERATING COSTS AND EXPENSES
   Cost of Petrochemical Product
      Sales and Processing                  17,995,788    17,422,591    36,394,991    29,863,725
   General and Administrative                1,395,044     1,100,024     2,766,899     2,126,630
   Depreciation                                287,832       162,598       562,491       311,330
                                           -----------   -----------   -----------   -----------
                                            19,678,664    18,685,213    39,724,381    32,301,685
                                           -----------   -----------   -----------   -----------
   OPERATING INCOME                          4,403,610     1,903,842     8,674,266     5,672,863
OTHER INCOME (EXPENSE)
   Interest Income                              49,638         9,888        99,326        18,499
   Interest Expense                           (393,979)     (200,181)     (539,831)     (428,492)
   Minority Interest                             1,818         1,535         3,607         3,634
   Miscellaneous Income                        139,994        28,427       243,063        50,811
                                           -----------   -----------   -----------   -----------
                                              (202,529)     (160,331)     (193,835)     (355,548)
                                           -----------   -----------   -----------   -----------
   INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES         4,201,081     1,743,511     8,480,431     5,317,315
INCOME TAXES                                 1,553,349       227,500     3,131,418       348,600
                                           -----------   -----------   -----------   -----------
      INCOME FROM CONTINUING OPERATIONS      2,647,732     1,516,011     5,349,013     4,968,715
DISCONTINUED OPERATIONS
   Income (Loss) from Operations of Coin            --       502,724            --       989,856
   Gain on Disposal of Coin                         --     5,825,668            --     5,825,668
                                           -----------   -----------   -----------   -----------
   GAIN FROM DISCONTINUED OPERATIONS                --     6,328,392            --     6,815,524
                                           -----------   -----------   -----------   -----------
   NET INCOME                              $ 2,647,732   $ 7,844,403   $ 5,349,013   $11,784,239
                                           ===========   ===========   ===========   ===========
Basic Earnings per Common Share
   Income from Continuing Operations       $     0.116   $     0.067   $     0.235   $     0.218
   Discontinued Operations                       0.000         0.278         0.000         0.300
                                           -----------   -----------   -----------   -----------
   Net Income                              $     0.116   $     0.345   $     0.235   $     0.518
                                           ===========   ===========   ===========   ===========
Basic Weighted Average Number
   of Common Shares Outstanding             22,771,994    22,731,994    22,768,661    22,731,994
                                           ===========   ===========   ===========   ===========
Diluted Earnings per Common Share
   Income from Continuing Operations       $     0.116   $     0.067   $     0.234   $     0.218
   Discontinued Operations                       0.000         0.278         0.000         0.300
                                           -----------   -----------   -----------   -----------
   Net Income                              $     0.116   $     0.345   $     0.234   $     0.518
                                           ===========   ===========   ===========   ===========
Diluted Weighted Average Number
   of Common Shares Outstanding             22,898,209    22,731,994    22,907,734    22,731,994
                                           ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                   RETAINED
                               COMMON STOCK         ADDITIONAL     EARNINGS
                         -----------------------     PAID-IN     (ACCUMULATED
                           SHARES       AMOUNT       CAPITAL       DEFICIT)        TOTAL
                         ----------   ----------   -----------   ------------   -----------
DECEMBER 31, 2005        22,431,994   $2,243,199   $36,512,206   $(2,472,259)   $36,283,146
Common Stock
   Issued to Employees       40,000        4,000        56,000            --         60,000
   Net Income                    --           --            --     5,349,013      5,349,013
                         ----------   ----------   -----------   -----------    -----------
JUNE 30, 2006            22,471,994   $2,247,199   $36,568,206   $ 2,876,754    $41,692,159
                         ==========   ==========   ===========   ===========    ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             -------------------------
                                                                 2006          2005
                                                             -----------   -----------
OPERATING ACTIVITIES
   Net Income                                                $ 5,349,013   $11,784,239
   Adjustments to Reconcile Net Income
      To Net Cash Provided by Operating Activities:
      Depreciation                                               562,491       311,330
      Deferred Revenue                                           (76,173)      (21,311)
      Unrealized Gain on Financial Contracts                    (571,524)     (195,111)
      Gain on Disposal of Coin                                        --    (5,825,668)
      Common Stock Compensation Expense                           60,000            --
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Trade Receivables                 1,908,464      (598,448)
      (Increase) Decrease in Inventories                         444,044      (106,355)
      Increase in Other Assets                                  (470,668)      (96,171)
      Increase in Accounts Payable and Accrued Liabilities      (701,174)      (25,167)
      Increase (Decrease) in Accrued Interest                      4,890      (580,967)
      Increase in Accrued Liabilities in Saudi Arabia           (492,744)     (233,482)
      Other                                                       (3,607)       (3,633)
                                                             -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                6,013,012     4,409,256
                                                             -----------   -----------
INVESTING ACTIVITIES
   Additions to Al Masane Project                               (225,864)     (106,703)
   Additions to Plant, Pipeline and Equipment                 (1,474,523)   (1,541,071)
   Reduction in Mineral Properties in the United States              277           130
                                                             -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                   (1,700,110)   (1,647,644)
                                                             -----------   -----------
FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations        4,558,726     1,300,000
   Reduction of Notes Payable and Long-Term Obligations       (9,235,674)   (3,032,137)
                                                             -----------   -----------
      NET CASH USED IN FINANCING ACTIVITIES                   (4,676,948)   (1,732,137)
                                                             -----------   -----------
NET INCREASE (DECREASE) IN CASH                                 (364,046)    1,029,475
CASH AT BEGINNING OF PERIOD                                    1,738,558       623,202
                                                             -----------   -----------
CASH AT END OF PERIOD                                        $ 1,374,512   $ 1,652,677
                                                             ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2005 Annual Report on Form 10-K.

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

2.   INVENTORIES

     Inventories include the following:

                         JUNE 30, 2006   DECEMBER 31, 2005
                         -------------   -----------------
Petrochemical products      $720,630         $1,164,674
                            ========         ==========

     Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At June 30, 2006, and December 31, 2005, current cost exceeded LIFO value by approximately $811,000 and $601,000, respectively,

3.   NET INCOME PER COMMON SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005, respectively.

                                            THREE MONTHS ENDED         THREE MONTHS ENDED
                                               JUNE 30, 2006              JUNE 30, 2005
                                         ------------------------   ------------------------
                                                             Per                        Per
                                                            Share                      Share
                                         Income   Shares   Amount   Income   Shares   Amount
                                         ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from continuing operations     $2,648   22,772   $0.116   $1,516   22,732   $0.067
   Dilutive stock options outstanding                126
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Income from continuing operations     $2,648   22,898   $0.116   $1,516   22,732   $0.067
                                         ======   ======   ======   ======   ======   ======
DISCONTINUED OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,772   $0.000   $6,328   22,732   $0.278
   Dilutive stock options outstanding                126
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,898   $0.000   $6,328   22,732   $0.278
                                         ======   ======   ======   ======   ======   ======
TOTAL OPERATIONS
   BASIC NET INCOME PER SHARE:
   Net income                            $2,648   22,772   $0.116   $7,844   22,732   $0.345
   Dilutive stock options outstanding                126
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Net income                            $2,648   22,898   $0.116   $7,844   22,732   $0.345
                                         ======   ======   ======   ======   ======   ======

                                             SIX MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30, 2006              JUNE 30, 2005
                                         ------------------------   ------------------------
                                                             Per                        Per
                                                            Share                      Share
                                         Income   Shares   Amount   Income   Shares   Amount
                                         ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from continuing operations     $5,349   22,769   $0.235   $4,969   22,732   $0.218
   Dilutive stock options outstanding                139
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Income from continuing operations     $5,349   22,908   $0.234   $4,969   22,732   $0.218
                                         ======   ======   ======   ======   ======   ======
DISCONTINUED OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,769   $0.000   $6,816   22,732   $0.300
   Dilutive stock options outstanding                139
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,908   $0.000   $6,816   22,732   $0.300
                                         ======   ======   ======   ======   ======   ======
TOTAL OPERATIONS
   BASIC NET INCOME PER SHARE:
   Net income                            $5,349   22,769   $0.235   $11,784  22,732   $0.518
   Dilutive stock options outstanding                139
                                         ------   ------   ------   ------   ------   ------
   DILUTED NET INCOME PER SHARE:
   Net income                            $5,349   22,908   $0.234   $11,784  22,732   $0.518
                                         ======   ======   ======   =======  ======   ======

For the three and six months ended June 30, 2005, options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

4.   SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED JUNE 30, 2006                    PETROCHEMICAL      MINING         TOTAL
--------------------------------                    -------------   ------------   -----------
Continuing operations:
   Revenue from external customers                   $24,082,274    $         --   $24,082,274
   Depreciation                                          287,781              51       287,832
   Operating income (loss)                             4,568,565        (164,955)    4,403,610
                                                     -----------    ------------   -----------
Total assets                                         $25,771,616    $ 40,639,590   $66,411,206
                                                     ===========    ============   ===========

 THREE MONTHS ENDED JUNE 30, 2005                   PETROCHEMICAL      MINING         TOTAL
--------------------------------                    -------------   ------------   -----------
Continuing operations
   Revenue from external customers                   $20,589,054    $         --   $20,589,054
   Depreciation                                          162,598              --       162,598
   Operating income (loss)                             1,938,145        (171,804)    1,766,341

Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                   $   710,680    $         --   $   710,680
   Depreciation                                               --              --            --
   Operating income                                      131,154              --       131,154
                                                     -----------    ------------   -----------
Total assets                                         $13,848,181    $ 40,170,795   $54,018,976
                                                     ===========    ============   ===========

SIX MONTHS ENDED JUNE 30, 2006                      PETROCHEMICAL      MINING         TOTAL
------------------------------                      -------------   ------------   -----------
Continuing operations:
   Revenue from external customers                   $48,398,647    $         --   $48,398,647
   Depreciation                                          562,402              89       562,491
   Operating income (loss)                             9,129,292        (455,026)    8,674,266

SIX MONTHS ENDED JUNE 30, 2005                      PETROCHEMICAL      MINING         TOTAL
------------------------------                      -------------   ------------   -----------
Continuing operations
   Revenue from external customers                   $37,974,548    $         --   $37,974,548
   Depreciation                                          311,330              --       311,330
   Operating income (loss)                             5,708,704        (294,441)    5,414,263

Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                   $ 2,042,676    $         --   $ 2,042,676
   Depreciation                                               --              --            --
   Operating income                                      497,730              --       497,730

     Information regarding foreign operations for the three and six months ended June 30, 2006 and 2005 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------   ------------------
                                            2006      2005      2006      2005
                                          -------   -------   -------   --------
REVENUES
   United States                          $24,082   $20,589   $48,399   $37,975
   Mexico                                      --       711        --     2,042
   Saudi Arabia                                --        --        --        --
                                          -------   -------   -------   -------
                                          $24,082   $21,300   $48,399   $40,017
                                          =======   =======   =======   =======
LONG-LIVED ASSETS
   United States                          $10,197   $ 7,779
   Mexico                                      --        --
   Saudi Arabia                            39,461    38,959
                                          -------   -------
                                          $49,658   $46,738
                                          =======   =======

5.   LEGAL PROCEEDINGS

     For the period ending June 30, 2006, South Hampton had no outstanding lawsuits.

     In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. No action occurred on this item in the second quarter of 2006. See the 10-K Report as of December 31, 2005 for more detail on this topic.

6.   LIABILITIES AND LONG-TERM DEBT

     In May 2006, South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by Accounts Receivable and Inventory. The agreement expires in October 31, 2008. The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.

     A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party. The contract requires South Hampton to reduce its debt to the supplier by $250,000 per quarter. Therefore, $1.0 million of the balance of approximately $4.26 million was classified as current at December 31, 2005. At June 31, 2006, the total balance of $1.95 million is classified as current. The supplier is currently the sole provider of the facility's feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007.

     In the first half of 2006 TOCCO paid dividends to ASRC in amounts sufficient to repay approximately $40,000 of the liability to its President and Chief Executive Officer. During the first half of 2006, approximately $415,000 of this liability was paid and $880,000 remained outstanding.

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

     On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. TOCCO had option and swap contracts outstanding as of June 30, 2006, covering various natural gas price movement scenarios through October of 2007 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through September of 2006. For the six months ended June 30, 2006 and 2005, the net realized gain from the derivative agreements was approximately $606,000 and $837,000, respectively. There was an estimated unrealized gain for the six months ended June 30, 2006 and 2005 of approximately $646,000 and $195,000, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2006 and 2005.

     In March 2006, a margin call was made on the financial swaps for $700,000, due to a temporary decrease in the price of natural gasoline. As of June 30, 2006, this amount is recorded in Other Assets in the consolidated balance sheet as a prepayment against potential hedge settlements.

8.   DISCONTINUED OPERATIONS

     A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin's legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. In late April 2005, management met with a third party having a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed. An agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.

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

9.   SUBSEQUENT EVENTS

     On August 4, 2006, the margin call paid due to the decrease in the price of natural gasoline in March 2006, was reversed and $700,000 was returned to South Hampton by the trading partner.

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

     On July 31, 2006, the Company, which was quoted on the Pink Sheets for the last four (4) years, began trading on the OTC Bulletin Board. The change was pursued by the Company in an effort to expand the availability of information and increase the liquidity of the Company's common stock for the benefit of its shareholders. Assisting the Company in changing its trading venue to the OTC Bulletin Board was Westminster Securities Corp., a full service brokerage firm headquartered in New York.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

     SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. As the petroleum markets have fluctuated the last twenty years, South Hampton was able to adapt by raising prices, cutting costs, shifting focus, or developing new markets as necessary. When oil prices began their dramatic rise in 2004, TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand has continued to be strong during the last several years of fluctuating petroleum markets. These conditions allowed the Petrochemical segment to report significant earnings and to meet continued volatility of the markets in the future. The Company also moved to take advantage of the increased demand by increasing its production capacity by 30% in the first quarter of 2005.

     A contract is in place between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2007, and year to year thereafter, with thirty days written notice of termination by either party. A provision of the contract states that South Hampton will reduce the debt to the supplier by $250,000 per quarter. South Hampton has paid the account ahead of the scheduled balance reductions, and the account is now operating as an open account, secured by inventory and fixed assets. The supplier is currently the sole provider of feedstock, although other sources are available in the open market. At June 30, 2006, South Hampton owed the supplier approximately $1.95 million.

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

     MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project was delayed over the last five years because open market prices for metals were insufficient to attract additional investment required to achieve production. As world economy and metal prices have improved over the last two years, investment viability has improved and steps are being taken to take advantage of the improved investment climate.

     On May 15, 2004, the Company agreed to abide by a resolution from the Council of Ministries requiring implementation of the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement The Company also agreed to pay past due surface rentals, totaling approximately $586,000, in two equal installments, the first on December 31, 2004, and the second on December 31, 2005, and to continue to pay surface rentals as specified in the Mining Lease Agreement. The Company paid $266,000 of the back lease payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. The lease payments were brought current in the first quarter of 2006 with the payment of $234,000 for the years 2005 and 2006. The 2007 lease payment of $117,000 will be due on January 1, 2007. On May 29, 2006, the Company's President notified the Ministry by letter of the progress made in the formation of a joint venture which will directly implement the work plan.

     The Company is presently engaged in negotiations with three companies organized and existing under the laws of the Kingdom of Saudi Arabia, concerning the formation of a joint stock company under the name Al Masane Al Kobra Mining Company ("ALAK"). ALAK's primary activity will be the mining of base metals ore and concomitant metals, and refining the ore into condensed copper, zinc, gold and silver alloys, at the Al Masane mining project location. On June 10, 2006, the Company developed a preliminary Memorandum of Understanding ("MOU") with Thamarat Najran Company, a company organized and existing under the laws of the Kingdom of Saudi Arabia ("TNC"). The basis of the MOU was preliminarily approved by the Boards of the Company and TNC on July 7 and July 3, 2006, respectively. A Partnership Agreement including two additional Saudi investment companies, Qasr Al-Ma'adin Corporation and Durrat Al-Masani' Corporation, was negotiated and approved by the Saudi partners on August 9, 2006 and is under consideration by the Board of the Company. While final detailed arrangements may change as the project develops, the basic terms of agreement are as follows: (1) The capitalization of the joint stock company will be the amount necessary to develop the project, approximately $120 million, (2)the Company will own 50% of ALAK and the remainder will be held by the Saudi investors; (3) the Company will contribute the mining lease for a credit of $30 million and the Saudi investors will contribute $30 million, and (4) the remaining capital will be raised by ALAK by other means including application for a loan from the Saudi Industrial Development Fund. ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry.

     After initialization, the work plan will take approximately twenty-two (22) months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada ("SNC-Lavalin"), to update the feasibility study. The prices of zinc, copper, gold and silver have increased significantly over the last two years. The updated study was completed in August of 2005. The study by SNC-Lavalin updated the estimated capital cost and operating expenses of the project. The firm concluded that capital expenditure of approximately $115 million is needed to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery. The study was then turned over to a separate and independent consultant for further analysis and to allow the economic feasibility to be reviewed. The consultant, Molinari and Associates, Inc. of Toronto, Canada, ("Molinari") concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.

     Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As the prices have recovered for the 2004-2006 time period, the project becomes near breakeven over the three year period, 2003 through 2005. If spot prices as of June 30, 2006, are used in the analysis, or even the ten year average of prices is used, the project becomes economically very attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

     The following chart illustrates the change from the prices of 2003 and 2004 to current levels:

           AVERAGE PRICE      SPOT PRICE AS OF
           FOR 2003-2005         06/30/2006           INCREASE
         -----------------   -----------------   -----------------
GOLD     $406.00 per ounce   $600.00 per ounce   $194.00 per ounce
SILVER   $  6.29 per ounce   $ 10.70 per ounce   $  4.41 per ounce
COPPER   $  1.26 per pound   $  3.35 per pound   $  2.09 per pound
ZINC     $  0.49 per pound   $  1.51 per pound   $  1.02 per pound

     On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane. In August of 2006, the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the Mining Code adopted in 2004. The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area. There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.

     Management is also addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,007,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $1,255,000 at December 31, 2005 and $880,000 as of June 30,
     2006).

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

     With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation. Management believes it has sufficient resources to manage this severance liability as necessary. The President has been paid approximately $415,000 in 2006, and plans are to further reduce the balance on a periodic basis.

     As noted previously, the Company's mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted on the property. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company's ownership interest in Pioche to approximately 55%. The recent high metal prices and positive outlook on the metals markets have generated a renewed interest in the properties. Inquiries are evaluated as they appear and the Company is investigating the best use of the properties.

     If the Company seeks additional outside financing to proceed with the development of the mining segment, either foreign or domestic, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing the Company is able to obtain would be unfavorable to the Company and its existing shareholders.

     The Company's management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Hatem El-Khalidi, who holds an MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration. Mr. El-Khalidi is the person who discovered the Al Masane deposits, which under his direct supervision were subsequently developed by the Company. The third board member, Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. In that position, a $200 million annual budget was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these studies explored and evaluated many mineral deposits for the Ministry in Saudi Arabia with some becoming mines. Mr. Sultan is the member responsible for the Audit Committee of the Company. Mr. Nicholas Carter, the Company's Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company's petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter replaced Mr. Mohammed Al-Omair on the Board effective April 27, 2006.

RESULTS OF OPERATIONS

     SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2006, total petrochemical product sales and processing fees from continuing operations increased approximately $3,493,000 or 17%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $573,000 or 3% from the same period in 2005. Consequently, the total gross profit margin on revenue in the second quarter of 2006 increased approximately $2,920,000 or 92% compared to the same period in 2005.

     Sales from discontinued operations (the Productos Quimicos Coin subsidiary) for the quarter decreased approximately $710,000 or 100%, while its cost of sales (excluding depreciation) decreased approximately $409,000 or 100%. Discontinued operations had no effect on gross profit margin on product sales in this quarter, compared to a positive gross profit margin of approximately $302,000 in the same quarter in 2005.

     In the six months ended June 30, 2006, total petrochemical product sales and processing fees from continuing operations increased approximately $10,424,000 or 28%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $6,531,000 or 22% from the same period in 2005. Consequently, the total gross profit margin on petrochemical product sales and processing in the first six months of 2006 increased approximately $3,893,000 compared to the same period in 2005. The cost of petrochemical product sales and processing and gross profit margin for the six months ended June 30, 2006 include an estimated unrealized gain of approximately $646,000 on the derivative agreements.

     The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. Total capacity of the unit was increased by approximately 30% and was functional by March 31, 2005. Consistent operation at full capacity of the expanded equipment was attained in the early part of the third quarter 2005. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. The expanded capacity will allow the Company to increase sales to meet demand growth and to increase market share.

     Sales from discontinued operations decreased approximately $2,043,000 or 100%, while its cost of sales (excluding depreciation) decreased approximately $1,545,000 or 100%. Therefore, discontinued operations had a gross profit margin on product sales for the six months of approximately $0, compared to a gross profit margin of approximately $498,000 for the same period in 2005.

     Sales demand has remained high during the last twenty-four (24) months despite constant price increases to customers. Management attributes the strong sales demand to improved general economic activity during the past year and to growth in the industries served by the petrochemical product lines. Growth of markets served has generally been 2% to 3% annually over the last ten (10) years. The Company's growth in volume has generally matched that trend over the same time period, although with the recently expanded capacity, the growth rate in sales has increased above the industry wide growth rate.

     By January of 2006 most of the feedstock price fluctuation related to hurricanes Rita and Katrina had worked out of the markets. Sales prices generated acceptable margins, and only one price increase was instituted. Demand has remained strong on most products through the first half of 2006, and the process ran at 92% of capacity for the first quarter, and 88% in the second quarter. Small operational equipment modifications were made as the Company continues to fine tune the equipment which was added in the previous year.

     Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed. Approximately 50% of the Company's monthly feedstock requirements for three to six months ahead are covered at any one time. This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. In the second quarter of 2006, the natural gasoline derivative agreements had a realized gain of approximately $705,000 and an estimated unrealized gain of approximately $854,000 for a total positive effect of approximately $1,559,000. The program is designed to be insurance against unforeseen dramatic price swings rather than as a speculative profit center. It operates mostly as a "buy and hold" program.

     The price of natural gas (fuel gas), which is the petrochemical operation's largest single operating expense, continued to be high during the second quarter of 2006 as compared to historical levels. Of course what is historically considered a "high" price has changed within the industry as the Company's natural gas price, including the effect of the hedge program, has fluctuated within the $6.00 to $8.00 per mmbtu range for the last twenty-four (24) months. The Company has option contracts in place for fuel gas through the first quarter of 2007 in order to minimize the impact of price fluctuations in the market (see Note 9). The Company was also able to pass through price increases as they have occurred. In the second quarter of 2006, the natural gas derivative agreements had a realized loss of approximately $99,000 and an estimated unrealized loss of approximately $207,000

     Toll processing fee revenue for the second quarter of 2006 of approximately $1,287,000 represents an increase of approximately $433,000 or 51% above the fees for the same period in 2005. Toll processing fee revenue for the first six months of 2006 of approximately $2,017,000 represents an increase of approximately $129,000 or 7% above the fees for the same period in 2005. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise during the remainder of 2006 and beyond as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer. There are shortages in the markets served by this process, and it is expected the expanded unit will run at capacity for the remainder of 2006. A project expanding the capacity of a tolling unit for a different customer was operational by August 3, 2006, and is expected to further enhance tolling revenues.

     Interest expense for the second quarter of 2006 of approximately $394,000 represents an increase of approximately $208,000 or 111% above the fees for the same period in 2005. Interest expense for the first six months of 2006 of approximately $540,000 represents an increase of approximately $137,000 or 34% above the fees for the same period in 2005. Interest expense increased in the second quarter of 2006 primarily due to the buyout of the Catalyst note.

     While the volume of feedstock purchased is rising because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases. The Company has absorbed most of the increased working capital needs through cash flow, and the line of credit is only partially used. Insurance expenses will remain flat throughout 2006 with the exception of property coverage. The hurricanes caused the premiums for that line of coverage to increase by 250% upon renewal in June of 2006. The increase is not material to the results of the operation.

     MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche minority stockholders' shares of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

     The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2006 are $3.35 per pound for copper and $1.51 per pound for zinc for the projected life of the mine. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2006. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information about the Company's Common Stock repurchases during the three months ended June 30, 2006:

                                                                      (c)                      (d)
                                                            Total Number of Shares      Maximum Number of
                               (a)               (b)         Purchased as Part of    Shares that May Yet be
                         Total Number of    Average Price     Publicly Announced       Purchased Under the
Period                  Shares Purchased   Paid Per Share      Plans or Programs        Plans or Programs
------                  ----------------   --------------   ----------------------   ----------------------
April 1, 2006 through
   April 30, 2006               --               $--                   --                       --
May 1, 2006 through
   May 31, 2006                 --               $--                   --                       --
June 1, 2006 through
   June 30, 2006                --               $--                   --                       --
                               ---               ---                  ---                      ---
Total                           --               $--                   --                       --
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 5. OTHER INFORMATION.

     REFERENCE IS MADE TO PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR A DISCUSSION of negotiations with several Saudi Arabian companies concerning the formation of a joint venture company under the name Al Masane Al Kobra Mining Company to mine base metals ore at the Al Masane mining project and the Memorandum of Understanding which was preliminarily approved by the Board of the Company on July 7, 2006.

ITEM 6. EXHIBITS.

     The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3(i)      -    Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of
               State on July 19, 2000 (incorporated by reference to Exhibit 3(a)
               to the Company's Annual Report on Form 10-K for the year ended
               December 31, 2000 (File No. 0-6247)).

3(ii)     -    Bylaws of the Company, as amended through March 4, 1998
               (incorporated by reference to Exhibit 3(b) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

10(a)     -    Loan Agreement dated January 24, 1979 between the Company,
               National Mining Company and the Government of Saudi Arabia
               (incorporated by reference to Exhibit 10(b) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

10(b)     -    Mining Lease Agreement effective May 22, 1993 by and between the
               Ministry of Petroleum and Mineral Resources and the Company
               (incorporated by reference to Exhibit 10(c) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999
               (File No. 0-6247)).

10(c)     -    Equipment Lease Agreement dated November 14, 2003, between
               Silsbee Trading and Transportation Corp. and South Hampton
               Refining Company (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 2003 (File No. 0-6247)).

10(d)     -    Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and South
               Hampton Refining Company (incorporated by reference to Exhibit
               10(q) to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 2004 (file No. 0-6247)).

10(e)     -    Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2005 (file No. 0-6247)).

10(f)     -    Judicial Agreement dated May 19, 2005 between Fabricante Y
               Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de
               C.V. (incorporated by reference to Exhibit 10(r) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
               (file No. 0-6247)).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10(g)     -    Agreement dated June 6, 2005 between Fabricante Y
               Comercializadora Beta, S.A. de C.V. and Productos Quimicos Coin,
               S.A. de C.V. (incorporated by reference to Exhibit 10(s) to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2005 (file No. 0-6247)).

10(h)     -    Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier
               Gonzalez Castro and Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No.
               0-6247)).

31.1      -    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      -    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      -    Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

32.2      -    Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2006                   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        (Registrant)


                                        By: /s/ NICHOLAS CARTER
                                            ------------------------------------
                                            Nicholas Carter Secretary/Treasurer
                                            Authorized Officer and Principal
                                            Financial Officer)