Form 10-Q
period 2006-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-08-15
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549




                                      FORM 10-Q



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

                         COMMISSION FILE NUMBER 0-6247

                       ARABIAN AMERICAN DEVELOPMENT COMPANY
              (Exact name of registrant as specified in its charter)


       DELAWARE                                            75-1256622
       (State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification no.)

       10830 NORTH CENTRAL EXPRESSWAY, SUITE 175           75231
       DALLAS, TEXAS                                       (Zip code)
       (Address of principal executive offices)

       Registrant?s telephone number, including area code:  (214) 692-7872

            Former name, former address and former fiscal year, if
                           changed since last report.
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).
	Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer
 X______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes       No  X___

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at June 30, 2006: 22,771,994.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                   JUNE 30,      DECEMBER 31,
                                                                    2006         ______2005__
ASSETS
   Current Assets
    Cash                                                         1,374,512      $  1,738,558
    Trade Receivables, Net                                      11,064,193        12,972,657
    Financial Contracts                                            646,276            74,752
    Inventories                                                    720,630         1,164,674
         Total Current Assets                                    13,805,611        5,950,641

   Plant, Pipeline and Equipment                                 19,379,571       17,905,048
      Less: Accumulated Depreciation                            (10,240,934)      (9,678,443)
         Net Plant, Pipeline and Equipment                         9,138,637       8,226,605

   Al Masane Project                                             37,029,962       36,804,098
   Other Interests in Saudi Arabia                                2,431,248        2,431,248
   Mineral Properties in the United States                        1,058,215        1,058,492
   Other Assets                                                   2,947,533        2,476,865

         TOTAL ASSETS                                           $66,411,206      $66,947,949
LIABILITIES AND STOCKHOLDERS? EQUITY
   Current Liabilities
      Accounts Payable                                       $      584,774	 $ 1,787,353
      Accrued Liabilities                                         2,145,038	   1,638,742
      Accrued Liabilities in Saudi Arabia                         1,914,538	   2,407,282
      Notes Payable                                              11,012,500       11,025,833
      Current Portion of Long-Term Debt                           1,977,192        1,425,932

            Total Current Liabilities                            17,634,042       18,285,142

   Long-term Debt                                                 4,623,786        9,838,662
   Deferred Revenue                                               1,656,383        1,732,556
   Minority Interest in Consolidated Subsidiaries                   804,836          808,443
STOCKHOLDERS' EQUITY
   Common Stock-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,471,994 and 22,431,994 shares in 2006
      and 2005, respectively                                      2,247,199        2,243,199
   Additional Paid-in Capital                                    36,568,206       36,512,206
   Retained Earnings (Accumulated Deficit)                        2,876,754       (2,472,259)
         Total Stockholders' Equity                              41,692,159       36,283,146

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   66,411,206	  66,947,949

<F1>
See notes to consolidated financial statements.


ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30                  JUNE 30
                                                   2006        2005         2006         2005
REVENUES
   Petrochemical Product Sales                $22,795,530  $19,735,554     $46,381,899 $36,086,333
   Processing Fees                              1,286,744      853,501       2,016,748   1,888,215
                                               24,082,274   20,589,055      48,398,647  37,974,548
OPERATING COSTS AND EXPENSES
   Cost of Petrochemical Product
   Sales and Processing                        17,995,788   17,422,591	    36,394,991  29,863,725
   General and Administrative                   1,395,044    1,100,024	     2,766,899   2,126,630
   Depreciation                                   287,832      162,598	       562,491     311,330
                                               19,678,664   18,685,213	    39,724,381	32,301,685

  OPERATING INCOME                             4,403,610     1,903,842	     8,674,266   5,672,863
OTHER INCOME (EXPENSE)
   Interest Income                                 49,638        9,888	       99,326	    18,499
   Interest Expense                              (393,979)    (200,181)      (539,831)    (428,492)
   Minority Interest                                1,818        1,535	        3,607        3,634
   Miscellaneous Income                           139,994	28,427	      243,063	    50,811
                                                 (202,529)    (160,331)      (193,835)    (355,548)
   INCOME FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES             4,201,081    1,743,511	    8,480,431	 5,317,315
INCOME TAXES                                    1,553,349      227,500	    3,131,418	   348,600

     INCOME FROM CONTINUING OPERATIONS          2,647,732    1,516,011      5,349,013    4,968,715
DISCONTINUED OPERATIONS
   Income (Loss) from Operations of Coin               --      502,724	           --      989,856
   Gain on Disposal of Coin                            --    5,825,668	           --	 5,825,668

   GAIN FROM DISCONTINUED OPERATIONS                   --    6,328,392	           --    6,815,524
   NET INCOME                                  $2,647,732   $7,844,403	   $5,349,013  $11,784,239
Basic Earnings per Common Share
   Income from Continuing Operations	           $0.116       $0.067	       $0.235       $0.218
   Discontinued Operations	                    0.000	 0.278	        0.000	     0.300
   Net Income           	                   $0.116	$0.345	       $0.235       $0.518
Basic Weighted Average Number
   of Common Shares Outstanding                22,771,994   22,731,994	   22,768,661   22,731,994
Diluted Earnings per Common Share
	Income from Continuing Operations	   $0.116       $0.067	       $0.234       $0.218
	Discontinued Operations	                    0.000        0.278	        0.000        0.300
	Net Income           	                   $0.116       $0.345	       $0.234	    $0.518
Diluted Weighted Average Number
  of Common Shares Outstanding                 22,898,209   22,731,994     22,907,734	 22,731,994

<F1>
See notes to consolidated financial statements.


ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                                RETAINED
                                                ADDITIONAL      EARNINGS
                              COMMON STOCK        PAID-IN     (ACCUMULATED
                           SHARES    AMOUNT       CAPITAL        DEFICIT)         TOTAL

DECEMBER 31, 2005      $22,431,994  $2,243,199	$36,512,206   $(2,472,259)    $36,283,146

Common Stock
  Issued to Employees       40,000       4,000	     56,000	     --	           60,000

  Net Income                    --          --	         --     5,349,013       5,349,013
JUNE 30, 2006           22,471,994  $2,247,199	$36,568,206    $2,876,754     $41,692,159

<F1>
See notes to consolidated financial statements.




ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      2006            2005
OPERATING ACTIVITIES
   Net Income                                                    $5,349,013       $11,784,239
   Adjustments to Reconcile Net Income
     To Net Cash Provided by Operating Activities:
      Depreciation                                                  562,491           311,330
      Deferred Revenue                                              (76,173)          (21,311)
      Unrealized Gain on Financial Contracts                        571,524)         (195,111)
      Gain on Disposal of Coin                                           --        (5,825,668)
      Common Stock Compensation Expense                              60,000                --
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Trade Receivables                    1,908,464          (598,448)
      (Increase) Decrease in Inventories                            444,044          (106,355)
      Increase in Other Assets                                     (470,668)          (96,171)
      Increase in Accounts Payable and Accrued Liabilities         (701,174)          (25,167)
      Increase (Decrease) in Accrued Interest                         4,890          (580,967)
      Increase in Accrued Liabilities in Saudi Arabia              (492,744)         (233,482)
     Other                                                         _ (3,607)      _   _(3,633)
      Net Cash Provided by Operating Activities                   6,013,012         4,409,256
INVESTING ACTIVITIES
   Additions to Al Masane Project                                  (225,864)         (106,703)
   Additions to Plant, Pipeline and Equipment                    (1,474,523)       (1,541,071)
   Reduction in Mineral Properties in the United States                 277               130
      Net Cash Used in Investing Activities                      (1,700,110)       (1,647,644)
FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations           4,558,726         1,300,000
   Reduction of Notes Payable and Long-Term Obligations          (9,235,674)       (3,032,137)

      	Net Cash Used in Financing Activities                    (4,676,948)       (1,732,137)

NET INCREASE (DECREASE) IN CASH                                    (364,046)        1,029,475

CASH AT BEGINNING OF PERIOD                                       1,738,558           623,202

CASH AT END OF PERIOD                                            $1,374,512        $1,652,677

<F1>
See notes to consolidated financial statements.

















ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (?GAAP?) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto and to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company?s December 31, 2005 Annual Report on Form 10-K.

These financial statements include the accounts of Arabian American Development Company (the ?Company?) and its wholly-owned subsidiary, American Shield Refining Company (the ?Petrochemical Company? or ?ASRC?), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (?TOCCO?). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. (?South Hampton?), and, until June 9, 2005, approximately 99.9% of the capital stock of Productos Quimicos Coin, S.A. de C.V. (?Coin?), a specialty petrochemical products company located near Coatzacoalcos, Mexico. South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (?Gulf State?). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (?Pioche?), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company?s Specialty Petrochemicals Segment. Pioche and the Company?s mineral properties in Saudi Arabia constitute its Mining Segment.
`
2. INVENTORIES

  Inventories include the following:
                                            June 30, 2006  December 31, 2005
     Petrochemical products                    $720,630        $1,164,674

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





                                            Three Months Ended               Three Months Ended
                                                June 30, 2006       	              June 30, 2005
                                                            Per Share                        Per Share
                                            Income  Shares    Amount         Income  Shares    Amount
      Continuing Operations
   Basic Net Income per Share:
       Income from continuing operations    $2,648   22,772    $0.116        $1,516   22,732   $0.067

       Dilutive stock options outstanding   ______      126    _____           ____   ______    _____

       Diluted Net Income per Share:
       Income from continuing operations    $2,648   22,898    $0.116        $1,516   22,732   $0.067
      Discontinued Operations
       Basic Net Income per Share:
       Income from discontinued operations  $   --   22,772    $0.000        $6,328   22,732   $0.278

       Dilutive stock options outstanding   ____ _     126    ______         ____    ______    _____

       Diluted Net Income per Share:
       Income from discontinued operations  $   --   22,898   $0.000         $6,328  22,732    $0.278
      Total Operations
       Basic Net Income per Share:
       Net income 			   $2,648   22,772    $0.116         $7,844  22,732    $0.345

       Dilutive stock options outstanding   _____      126    _____          _____   ______    _____

       Diluted Net Income per Share:
       Net income	                   $2,648   22,898    $0.116         $7,844  22,732    $0.345


                                             Six Months Ended                 Six Months Ended
                                              June 30, 2006        	       June 30, 2005
                                                            Per Share                        Per Share
                                           Income   Shares    Amount      Income     Shares   Amount
      Continuing Operations
       Basic Net Income per Share:
       Income from continuing operations   $5,349   22,769    $0.235        $4,969  22,732    $0.218

       Dilutive stock options outstanding  ______      139    ______         _____   ______    _____

       Diluted Net Income per Share:
       Income from continuing operations   $5,349   22,908    $0.234        $4,969  22,732    $0.218
      Discontinued Operations
       Basic Net Income per Share:
       Income from discontinued operations $   --   22,769    $0.000        $6,816  22,732    $0.300

       Dilutive stock options outstanding  ______   _  139    ______         ______  ______    ______

       Diluted Net Income per Share:
       Income from discontinued operations $   --   22,908    $0.000        $6,816  22,732    $0.300
     Total Operations
       Basic Net Income per Share:
       Net income 	                    $5,349    22,769   $0.235       $11,784  22,732   $0.518

       Dilutive stock options outstanding ______       139   _______         ______  ______    ______
       Diluted Net Income per Share:
       Net income	                   $ 5,349    22,908   $0.234       $11,784  22,732   $0.518

<F1>
For the three and six months ended June 30, 2005, options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.


4. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:
Three Months ended June 30, 2006                      Petrochemical       Mining          Total
     Continuing operations:
       Revenue from external customers                   $ 24,082,274   $        --    $ 24,082,274
       Depreciation                                           287,781            51         287,832
       Operating income (loss)                              4,568,565      (164,955)      4,403,610

     Total assets                                        $ 25,771,616   $ 40,639,590   $ 66,411,206
Three Months ended June 30, 2005                      Petrochemical       Mining          Total
       Continuing operations
       Revenue from external customers                  $ 20,589,054    $        --    $ 20,589,054
       Depreciation                                          162,598	         --         162,598
       Operating income (loss)                             1,938,145       (171,804)      1,766,341

     Discontinued operations (Productos Quimicos Coin)
       Revenue from external customers                    $ 710,680   	$        --       $ 710,680
       Depreciation                                              --              --              --
       Operating income                                     131,154              --	    131,154

     Total assets                                       $ 13,848,181    $ 40,170,795   $ 54,018,976
Six Months ended June 30, 2006                         Petrochemical      Mining         Total
     Continuing operations:
       Revenue from external customers                   $ 48,398,647	   $      --   $ 48,398,647
       Depreciation                                           562,402             89        562,491
       Operating income (loss)                              9,129,292       (455,026)     8,674,266
Six Months ended June 30, 2005                         Petrochemical      Mining         Total
     Continuing operations
      Revenue from external customers                    $ 37,974,548   $         --   $ 37,974,548
      Depreciation                                            311,330             --        311,330
      Operating income (loss)                               5,708,704       (294,441)     5,414,263

     Discontinued operations (Productos Quimicos Coin)
       Revenue from external customers                    $ 2,042,676   $         --    $ 2,042,676
       Depreciation                                               --              --             --
       Operating income                                       497,730             --        497,730

<F1>
Information regarding foreign operations for the three and six months ended June 30, 2006 and 2005 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                                                       Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                        2006        2005         2006          2005
 Revenues
United States                                        $ 24,082    $ 20,589     $ 48,399      $ 37,975
Mexico                                                     --         711           --         2,042
Saudi Arabia	                                           --          --           --            --
                                                     $ 24,082    $ 21,300     $ 48,399       $ 40,017
Long-lived Assets
United States                                        $ 10,197    $  7,779
Mexico                                                     --          --
       Saudi Arabia                                     39,461	   38,959
                                                     $ 49,658    $ 46,738


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

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party. The contract requires South Hampton to reduce its debt to the
supplier by $250,000 per quarter.   Therefore, $1.0 million of the balance of
approximately $4.26 million was classified as current at December 31, 2005. At June 31, 2006, the total balance of $1.95 million is classified as current. The supplier is currently the sole provider of the facility?s feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007.

In the first half of 2006 TOCCO paid dividends to ASRC in amounts sufficient to repay approximately $40,000 of the liability to its President and Chief Executive Officer. During the first half of 2006, approximately $415,000 of this liability was paid and $880,000 remained outstanding.

7.  DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standard (SFAS) No. 133, ?Accounting for Derivative Instruments and Hedging Activities,? as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument?s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument?s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

8.  DISCONTINUED OPERATIONS

A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin?s legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management ceased operating the plant and shut down the facility. In late April 2005, management met with a third party having a contract with the Mexican bank to take over the Coin facility in the event the foreclosure proceedings were completed. An agreement was reached whereby the Company would sign appropriate documentation transferring title to the facility in exchange for relief from certain outstanding liabilities. In exchange for an orderly and clean transfer of title, the Company received relief from the remaining outstanding bank interest and penalties of approximately $530,000, was relieved of severance liabilities of approximately $160,000 due the remaining employees at the Coatzacoalcos location, and received $100,000 cash with which to satisfy miscellaneous expenses associated with closing the Mexico City office. Documentation was completed and signed on May 19, 2005.

On June 9, 2005, the Company sold the stock in the Mexican corporation to an independent third party in Mexico and essentially ceased all operations in the country. The stock was sold for an immaterial amount and the sale was designed to allow the third party to make use of the accumulated tax losses.
 The Company recorded a gain on disposal of Coin of approximately $5.9 million. There are no material continuing liabilities associated with the Company?s prior ownership of the Coin operation.

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

On August 25, 2005, South Hampton legally changed its name from South Hampton Refining Co. to South Hampton Resources, Inc. The former name had been used by South Hampton since the late 1970?s when it was involved in the processing of crude oil and the production of motor fuels. Since South Hampton had emphasized the petrochemical and specialty product business for the past twenty years and no longer produced motor fuels of any nature, it was felt the name was misleading and needed to be changed.

On July 31, 2006, the Company, which was quoted on the Pink Sheets for the last four (4) years, began trading on the OTC Bulletin Board. The change was pursued by the Company in an effort to expand the availability of information and increase the liquidity of the Company?s common stock for the benefit of its shareholders. Assisting the Company in changing its trading venue to the OTC Bulletin Board was Westminster Securities Corp., a full service brokerage firm headquartered in New York.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. Its corporate overhead needs are minimal. A discussion of each segment's liquidity and capital resources follows.

SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company?s internally generated cash flows. As the petroleum markets have fluctuated the last twenty years, South Hampton was able to adapt by raising prices, cutting costs, shifting focus, or developing new markets as necessary. When oil prices began their dramatic rise in 2004, TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand has continued to be strong during the last several years of fluctuating petroleum markets. These conditions allowed the Petrochemical segment to report significant earnings and to meet continued volatility of the markets in the future. The Company also moved to take advantage of the increased demand by increasing its production capacity by 30% in the first quarter of 2005.

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

On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until
early 2005.   On May 19, 2005, through a negotiated settlement, the facility was transferred to the acquirer and on June 9, 2005, the stock in Coin was sold (see Note 8). There are no material continuing liabilities associated with the Company?s prior ownership of the Coin operation.

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

On May 15, 2004, the Company agreed to abide by a resolution from the Council of Ministries requiring implementation of the work program to build the mine, treatment plant and infrastructure within two years from the date of the signed agreement The Company also agreed to pay past due surface rentals, totaling approximately $586,000, in two equal installments, the first on December 31, 2004, and the second on December 31, 2005, and to continue to pay surface rentals as specified in the Mining Lease Agreement. The Company paid $266,000 of the back lease payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. The lease payments were brought current in the first quarter of 2006 with the payment of $234,000 for the years 2005 and 2006. The 2007 lease payment of $117,000 will be due on January 1, 2007. On May 29, 2006, the Company?s President notified the Ministry by letter of the progress made in the formation of a joint venture which will directly implement the work plan.

The Company is presently engaged in negotiations with three companies organized and existing under the laws of the Kingdom of Saudi Arabia, concerning the formation of a joint stock company under the name Al Masane Al Kobra Mining Company (?ALAK?). ALAK?s primary activity will be the mining of base metals ore and concomitant metals , and refining the ore into condensed copper, zinc, gold and silver alloys, at the Al Masane mining project location. On June 10, 2006, the Company developed a preliminary Memorandum of Understanding (?MOU?) with Thamarat Najran Company, a company organized and existing under the laws of the Kingdom of Saudi Arabia (?TNC?). The basis of the MOU was preliminarily approved by the Boards of the Company and TNC on July 7 and July 3, 2006, respectively. A Partnership Agreement including two additional Saudi investment companies, Qasr Al-Ma?adin Corporation and Durrat Al-Masani? Corporation, was negotiated and approved by the Saudi partners on August 9, 2006 and is under consideration by the Board of the Company. While final detailed arrangements may change as the project develops, the basic terms of agreement are as follows: (1) capitalization of the joint stock company will be the amount necessary to develop the project, approximately $120 million, (2)the Company will own 50% of ALAK and the remainder will be held by the Saudi investors; (3) the Company will contribute the mining lease for a credit of $30 million and the Saudi investors will contribute $30 million, and (4) remaining capital will be raised by ALAK by other means including application for a loan from the Saudi Industrial Development Fund. ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry.

After initialization, the work plan will take approximately twenty-two (22) months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (?SNC-Lavalin?), to update the feasibility study. The prices of zinc, copper, gold and silver have increased significantly over the last two years. The updated study was completed in August of 2005. The study by SNC-Lavalin updated the estimated capital cost and operating expenses of the project. The firm concluded that capital expenditure of approximately $115 million is needed to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery. The study was then turned over to a separate and independent consultant for further analysis and to allow the economic feasibility to be reviewed. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (?Molinari?) concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.

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

The following chart illustrates the change from the prices of 2003 and 2004 to current levels:

               Average Price            Spot Price as of         Increase
               For 2003-2005               06/30/2006
Gold          $406.00 per ounce       $600.00 per ounce     $194.00 per ounce
Silver          $6.29 per ounce        $10.70 per ounce       $4.41 per ounce
Copper          $1.26 per pound         $3.35 per pound       $2.09 per pound
Zinc            $0.49 per pound         $1.51 per pound       $1.02 per pound

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

Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (?SIDF?) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company?s share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of this note to the Company?s share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

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

As noted previously, the Company?s mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted on the property. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company?s ownership interest in Pioche to approximately 55%. The recent high metal prices and positive outlook on the metals markets have generated a renewed interest in the properties. Inquiries are evaluated as they appear and the Company is investigating the best use of the properties.

If the Company seeks additional outside financing to proceed with the development of the mining segment, either foreign or domestic, there is no assurance that sufficient funds can be obtained. It is also possible that the terms of any additional financing the Company is able to obtain would be unfavorable to the Company and its existing shareholders.

The Company?s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Hatem El-Khalidi, who holds an MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration. Mr. El-Khalidi is the person who discovered the Al Masane deposits, which under his direct supervision were subsequently developed by the Company. The third board member, Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. In that position, a $200 million annual budget was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these studies explored and evaluated many mineral deposits for the Ministry in Saudi Arabia with some becoming mines. Mr. Sultan is the member responsible for the Audit Committee of the Company. Mr. Nicholas Carter, the Company?s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company?s petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter replaced Mr. Mohammed Al-Omair on the Board effective April 27, 2006.

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

Sales demand has remained high during the last twenty-four (24) months despite constant price increases to customers. Management attributes the strong sales demand to improved general economic activity during the past year and to growth in the industries served by the petrochemical product lines. Growth of markets served has generally been 2% to 3% annually over the last ten (10) years. The Company?s growth in volume has generally matched that trend over the same time period, although with the recently expanded capacity, the growth rate in sales has increased above the industry wide growth rate.

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

Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be raised sufficiently as needed. Approximately 50% of the Company?s monthly feedstock requirements for three to six months ahead are covered at any one time. This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. In the second quarter of 2006, the natural gasoline derivative agreements had a realized gain of approximately $705,000 and an estimated unrealized gain of approximately $854,000 for a total positive effect of approximately $1,559,000. The program is designed to be insurance against unforeseen dramatic price swings rather than as a speculative profit center. It operates mostly as a ?buy and hold? program.

The price of natural gas (fuel gas), which is the petrochemical operation?s largest single operating expense, continued to be high during the second quarter of 2006 as compared to historical levels. Of course what is historically considered a ?high? price has changed within the industry as the Company?s natural gas price, including the effect of the hedge program, has fluctuated within the $6.00 to $8.00 per mmbtu range for the last twenty-four
(24) months. The Company has option contracts in place for fuel gas through the first quarter of 2007 in order to minimize the impact of price fluctuations in the market (see Note 9). The Company was also able to pass through price increases as they have occurred. In the second quarter of 2006, the natural gas derivative agreements had a realized loss of approximately $99,000 and an estimated unrealized loss of approximately $207,000

Toll processing fee revenue for the second quarter of 2006 of approximately $1,287,000 represents an increase of approximately $433,000 or 51% above the fees for the same period in 2005. Toll processing fee revenue for the first six months of 2006 of approximately $2,017,000 represents an increase of approximately $129,000 or 7% above the fees for the same period in 2005. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise during the remainder of 2006 and beyond as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer. There are shortages in the markets served by this process, and it is expected the expanded unit will run at capacity for the remainder of 2006. A project expanding the capacity of a tolling unit for a different customer was operational by August 3, 2006, and is expected to further enhance tolling revenues.

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

MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents the Pioche minority stockholders? shares of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Other than as disclosed, there have been no material changes in the Company?s exposure to market risk from the disclosure included in the Company?s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company?s President and Chief Executive Officer and Treasurer, of the effectiveness of the Company?s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company?s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company?s Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company?s management, including the President and Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

During the period covered by this report, there were no changes in the Company?s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company?s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 5 to the consolidated financial statements contained in this Report for a discussion of material pending legal proceedings.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table sets forth information about the Company?s Common Stock repurchases during the three months ended June 30, 2006:



























        (a)                (b)             (c)                    (d)
Total Number of       Average Price    Total Number of    Maximum Number
Shares Purchased     Paid Per Share    Shares Purchased   of Shares that
                                     as Part of Publicly  May Yet Be
Period                               Announced Plans or  Purchased Under
                                     Plans or Programs Plans or Programs

April 1,  --                 --                 --                     --
2006
through
April 30, 2006

May 1,
2006     --                 --                 --                     --
Through May 31, 2006

June 1,
2006    --                 --                 --                     --
Through June 30, 2006

Total   --                $--                 --                     --


ITEM 3. DEFAULTS ON SENIOR SECURITIES.

Reference is made to Notes 5, 6 and 8 to the consolidated financial statements and Part I. Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report for a discussion of the $11 million note payable to the Saudi Arabian government.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

Reference is made to Part I. Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of negotiations with several Saudi Arabian companies concerning the formation of a joint venture company under the name Al Masane Al Kobra Mining Company to mine base metals ore at the Al Masane mining project and the Memorandum of Understanding which was preliminarily approved by the Board of the Company on July 7, 2006.


ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.






































































Exhibit
Number                                Description
3(i) Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company?s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).
3(ii) Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company?s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).
10(a) Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit
                10(b) to the Company?s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).
10(b) Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company?s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).
10(c) Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company?s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-
                6247)).
10(d) Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company?s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-6247)).
10(e) Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the Company?s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-
                6247)).
10(f) Judicial Agreement dated May 19, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V. (incorporated by reference to Exhibit 10(r) to the Company?s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).
10(g) Agreement dated June 6, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V. (incorporated by reference to
                Exhibit 10(s) to the Company?s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-
                6247)).

10(h) Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez Castro and Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t) to the Company?s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).
31.1            Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
31.2            Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







































                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 14, 2006           ARABIAN AMERICAN DEVELOPMENT COMPANY
                                    (Registrant)


                                    By: /s/ NICHOLAS CARTER
                                        Nicholas Carter Secretary/Treasurer
                                        Authorized Officer and Principal
                                        Financial Officer)













                                                              EXHIBIT 31.1

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

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this quarterly report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	August 14, 2006				/s/ HATEM EL-KHALIDI
                                                Hatem El-Khalidi
President and Chief Executive
Officer

                                                  EXHIBIT 31.2

                           CERTIFICATION

I, Nicholas Carter, certify that:

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

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this quarterly report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:      August 14, 2006                        /s/ NICHOLAS CARTER
       Nicholas Carter
       Treasurer


                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                18. U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arabian American Development Company (the ?Company?) on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Hatem El-Khalidi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ HATEM EL-KHALIDI
Hatem El-Khalidi
President and Chief Executive Officer

August 14, 2006






                                                                 EXHIBIT 32.2

                                 CERTIFICATION PURSUANT TO
                      18. U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arabian American Development Company (the ?Company?) on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Nicholas Carter, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ NICHOLAS CARTER
Nicholas Carter
Treasurer

August 14, 2006










13






                                           21