Form 10-Q
period 2006-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-11-14
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

                                       or

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
(State or other jurisdiction of                       (I.R.S. employer
     identification no.)                        incorporation or organization)

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at September 30, 2006: 22,771,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                 2006             2005
                                                              ------------    ------------
ASSETS
   CURRENT ASSETS
      Cash                                                    $  3,814,261    $  1,738,558
      Trade Receivables, Net                                    10,682,636      12,972,657
      Financial Contracts                                               --          74,752
     Prepaid Derivative Settlement                               2,300,000              --
      Inventories                                                  369,329       1,164,674
                                                              ------------    ------------
         Total Current Assets                                   17,166,226      15,950,641

   PLANT, PIPELINE AND EQUIPMENT                                20,643,705      17,905,048
      Less: Accumulated Depreciation                           (10,619,956)     (9,678,443)
                                                              ------------    ------------
         Net Plant, Pipeline and Equipment                      10,023,749       8,226,605

   AL MASANE PROJECT                                            37,085,131      36,804,098
   OTHER INTERESTS IN SAUDI ARABIA                               2,431,248       2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                       1,058,079       1,058,492
   OTHER ASSETS                                                  2,542,024       2,476,865
                                                              ------------    ------------

         TOTAL ASSETS                                         $ 70,306,457    $ 66,947,949
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts Payable                                        $  1,115,496    $  1,787,353
      Financial Contracts                                        2,261,284              --
      Accrued Liabilities                                        1,431,247       1,638,742
      Accrued Liabilities in Saudi Arabia                        1,619,919       2,407,282
      Notes Payable                                             11,012,500      11,025,833
      Current Portion of Long-Term Debt                          2,429,743       1,425,932
                                                              ------------    ------------

            Total Current Liabilities                           19,870,189      18,285,142

   LONG-TERM DEBT                                                4,617,237       9,838,662
   DEFERRED REVENUE                                              2,281,617       1,732,556
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  801,653         808,443

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,571,994 and 22,431,994 shares in 2006
      and 2005, respectively                                     2,257,199       2,243,199
   ADDITIONAL PAID-IN CAPITAL                                   37,087,206      36,512,206
   RETAINED EARNINGS (ACCUMULATED DEFICIT)                       3,391,356      (2,472,259)
                                                              ------------    ------------
         Total Stockholders' Equity                             42,735,761      36,283,146
                                                              ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 70,306,457    $ 66,947,949
                                                              ============    ============


See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                  ------------                   ------------
                                            2006             2005            2006            2005
                                         ------------    ------------    ------------    ------------
REVENUES
    Petrochemical Product Sales          $ 26,253,133    $ 19,521,900    $ 72,635,032    $ 55,608,233
    Processing Fees                         1,288,351       1,211,825       3,305,099       3,100,040
                                         ------------    ------------    ------------    ------------
                                           27,541,484      20,733,725      75,940,131      58,708,273

OPERATING COSTS AND EXPENSES
    Cost of Petrochemical Product
      Sales and Processing                 24,763,985      12,826,547      61,158,976      42,690,272
    General and Administrative              1,522,286       1,125,042       4,289,185       3,251,672
    Depreciation                              379,021         170,231         941,512         481,561
                                         ------------    ------------    ------------    ------------
                                           26,665,292      14,121,820      66,389,673      46,423,505
                                         ------------    ------------    ------------    ------------

    OPERATING INCOME                          876,192       6,611,905       9,550,458      12,284,768

OTHER INCOME (EXPENSE)
    Interest Income                            72,592          23,519         171,918          42,018
    Interest Expense                          (92,973)       (230,560)       (632,804)       (659,052)
    Minority Interest                           3,184           3,314           6,791           6,948
    Miscellaneous Income (Expense)            (43,544)           (194)        199,519          50,617
                                         ------------    ------------    ------------    ------------
                                              (60,741)       (203,921)       (254,576)       (559,469)
                                         ------------    ------------    ------------    ------------
    INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES          815,451       6,407,984       9,295,882      11,725,299

INCOME TAXES                                  300,849         481,000       3,432,267         829,600
                                         ------------    ------------    ------------    ------------

     INCOME FROM CONTINUING OPERATIONS        514,602       5,926,984       5,863,615      10,895,699

DISCONTINUED OPERATIONS
    Income from Operations of Coin                 --              --              --         989,856
    Gain on Disposal of Coin                       --              --              --       5,825,668
                                         ------------    ------------    ------------    ------------

    GAIN FROM DISCONTINUED OPERATIONS              --              --              --       6,815,524
                                         ------------    ------------    ------------    ------------

    NET INCOME                           $    514,602    $  5,926,984    $  5,863,615    $ 17,711,223
                                         ============    ============    ============    ============

Basic Earnings per Common Share
    Income from Continuing Operations    $      0.023    $      0.261    $      0.257    $      0.479
    Discontinued Operations                     0.000           0.000           0.000           0.300
                                         ------------    ------------    ------------    ------------
    Net Income                           $      0.023    $      0.261    $      0.257    $      0.779
                                         ============    ============    ============    ============
Basic Weighted Average Number
  of Common Shares Outstanding             22,808,954      22,731,994      22,782,092      22,731,994
                                         ============    ============    ============    ============

Diluted Earnings per Common Share
    Income from Continuing Operations    $      0.022    $      0.261    $      0.255    $      0.479
    Discontinued Operations                     0.000           0.000           0.000           0.300
                                         ------------    ------------    ------------    ------------
    Net Income                           $      0.022    $      0.261    $      0.255    $      0.779
                                         ============    ============    ============    ============
Diluted Weighted Average Number
  of Common Shares Outstanding             23,073,902      22,731,994      22,967,626      22,731,994
                                         ============    ============    ============    ============

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                        RETAINED
                                   COMMON STOCK           ADDITIONAL    EARNINGS
                               --------------------        PAID-IN    (ACCUMULATED
                               SHARES        AMOUNT        CAPITAL       DEFICIT)        TOTAL
                             -----------   -----------   -----------   -----------    -----------
DECEMBER 31, 2005             22,431,994   $ 2,243,199   $36,512,206   $(2,472,259)   $36,283,146

Common Stock
  Issued to Employees             40,000         4,000        56,000            --         60,000
  Issued to Directors            100,000        10,000       290,000            --        300,000

Stock Options to Directors            --            --       229,000            --        229,000

  Net Income                          --            --            --     5,863,615      5,863,615
                             -----------   -----------   -----------   -----------    -----------

SEPTEMBER 30, 2006            22,571,994   $ 2,257,199   $37,087,206   $ 3,391,356    $42,735,761
                             ===========   ===========   ===========   ===========    ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                              2006            2005
                                                          ------------    ------------
OPERATING ACTIVITIES
   Net Income                                             $  5,863,615    $ 17,711,223
   Adjustments to Reconcile Net Income
     To Net Cash Provided by Operating Activities:
      Depreciation                                             941,512         481,561
      Increase (Decrease) in Deferred Revenue                  549,061         (29,140)
      Unrealized (Gain) Loss on Financial Contracts          2,336,036      (3,269,202)
      Gain on Disposal of Coin                                      --      (5,825,668)
      Minority Interest/Other                                   (6,789)         (6,947)
      Common Stock/Option Compensation Expense                 589,000              --
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Trade Receivables               2,290,021      (4,399,321)
      Increase in Prepaid Derivative Settlement             (2,300,000)             --
      Decrease in Inventories                                  795,345         600,368
      (Increase) Decrease in Other Assets                        9,593        (261,860)
      Increase (Decrease) in Accounts Payable and
       Accrued Liabilities                                    (886,415)        601,095
      Increase (Decrease) in Accrued Interest                    7,063        (578,959)
      Increase in Accrued Liabilities in Saudi Arabia         (787,363)       (221,377)
                                                          ------------    ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES              9,325,927       4,801,773
                                                          ------------    ------------

INVESTING ACTIVITIES
   Additions to Al Masane Project                             (281,033)       (161,248)
   Additions to Plant, Pipeline and Equipment               (2,738,657)     (3,113,412)
   Reduction in Mineral Properties in the United States            413             181
                                                          ------------    ------------

      NET CASH USED IN INVESTING ACTIVITIES                 (3,019,277)     (3,274,479)
                                                          ------------    ------------

FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations      4,558,726       1,379,890
   Reduction of Notes Payable and Long-Term Obligations     (8,789,673)       (253,000)
                                                          ------------    ------------

      NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES      (4,230,947)      1,126,890
                                                          ------------    ------------

NET INCREASE IN CASH                                         2,075,703       2,654,184

CASH AT BEGINNING OF PERIOD                                  1,738,558         623,202
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $  3,814,261    $  3,277,386
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

2. ACCOUNTING PRONOUNCEMENTS

   FASB STATEMENT NO. 123 (REVISED 2004)

   In December 2004 the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment" (Statement No. 123R), which requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense over the employees' requisite service period. The Company adopted Statement No. 123R on a prospective basis effective January 1, 2006. Under the prospective method, the Company continues to account for previously outstanding stock options at the date of adoption of SFAS 123R under APB 25. The specific impact of our adoption will depend on the levels of share-based incentive awards granted in the future.


   FASB STATEMENT NO. 155

   In February 2006 the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. We are currently evaluating the impact, if any, of adopting FAS 155 on our financial statements.

FASB STATEMENT NO. 48

   In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109(FIN48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement NO. 109. "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

EITF ISSUE NO. 06-3

   In June 2006 the FASB ratified its consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. Adoption of EITF No. 06-3 is not expected to affect our financial position or results of operations.

FASB STATEMENT NO. 157

   In September 2006 the FASB issued Statement No. 157, "Fair Value Measurements." Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

3. INVENTORIES

   Inventories include the following:

                           SEPTEMBER 30, 2006       DECEMBER 31, 2005
                           ------------------       -----------------
Petrochemical products         $  369,329               $1,164,674
                               ==========               ==========

   Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At September 30, 2006, and December 31, 2005, current cost exceeded LIFO value by approximately $596,000 and $601,000, respectively,

4. NET INCOME PER COMMON SHARE

   The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005, respectively.

                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                           SEPTEMBER 30, 2006        SEPTEMBER 30, 2005
                                       -------------------------  -------------------------
                                                       Per Share                  Per Share
                                       Income   Shares   Amount   Income   Shares   Amount
                                       ------   ------   ------   ------   ------   ------
CONTINUING OPERATIONS
  BASIC NET INCOME PER SHARE:
 Income from continuing operations     $  515   22,809   $0.023   $5,927   22,732   $0.261

 Dilutive stock options outstanding                265
                                       ------   ------   ------   ------   ------   ------

 DILUTED NET INCOME PER SHARE:
 Income from continuing operations     $  515   23,074   $0.022   $5,927   22,732   $0.261
                                       ======   ======   ======   ======   ======   ======

DISCONTINUED OPERATIONS
 BASIC NET INCOME PER SHARE:
 Income from discontinued operations   $   --   22,809   $0.000   $   --   22,732   $0.000

 Dilutive stock options outstanding                265
                                       ------   ------   ------   ------   ------   ------

 DILUTED NET INCOME PER SHARE:
 Income from discontinued operations   $   --   23,074   $0.000   $   --   22,732   $0.000
                                       ======   ======   ======   ======   ======   ======

TOTAL OPERATIONS
 BASIC NET INCOME PER SHARE:
 Net income                            $  515   22,809   $0.023   $5,927   22,732   $0.261

 Dilutive stock options outstanding                265
                                       ------   ------   ------   ------   ------   ------

 DILUTED NET INCOME PER SHARE:
 Net income                            $  515   23,074   $0.022   $5,927   22,732   $0.261
                                       ======   ======   ======   ======   ======   ======


                                                NINE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30, 2006          SEPTEMBER 30, 2005
                                          ---------------------------  ----------------------------
                                                            Per Share                    Per Share
                                          Income    Shares    Amount   Income    Shares    Amount
                                          -------   -------   ------   -------   -------   ------
 CONTINUING OPERATIONS
  BASIC NET INCOME PER SHARE:
  Income from continuing operations       $ 5,864    22,782   $0.257   $10,896    22,732   $0.479

  Dilutive stock options outstanding                    185
                                          -------   -------   ------   -------   -------   ------


  DILUTED NET INCOME PER SHARE:
  Income from continuing operations       $ 5,864    22,967   $0.255   $10,896    22,732   $0.479
                                          =======   =======   ======   =======   =======   ======

 DISCONTINUED OPERATIONS
  BASIC NET INCOME PER SHARE:
  Income from discontinued operations     $    --    22,782   $0.000   $ 6,816    22,732   $0.300

  Dilutive stock options outstanding                    185
                                          -------   -------   ------   -------   -------   ------


  DILUTED NET INCOME PER SHARE:
  Income from discontinued operations     $    --    22,967   $0.000   $ 6,816    22,732   $0.300
                                          =======   =======   ======   =======   =======   ======

TOTAL OPERATIONS
  BASIC NET INCOME PER SHARE:
  Net income                              $ 5,864    22,782   $0.257   $17,711    22,732   $0.779

  Dilutive stock options outstanding                    185
                                          -------   -------   ------   -------   -------   ------


  DILUTED NET INCOME PER SHARE:
  Net income                              $ 5,864    22,967   $0.255   $17,711    22,732   $0.779
                                          =======   =======   ======   =======   =======   ======


   For the three and nine months ended September 30, 2005, options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

5. SEGMENT INFORMATION

    As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2006   PETROCHEMICAL     MINING           TOTAL
-------------------------------------   -------------  ------------    ------------
 Continuing operations:
  Revenue from external customers       $ 27,541,484   $         --    $ 27,541,484
  Depreciation                               378,942             79         379,021
  Operating income (loss)                  1,012,130       (135,938)        876,192

Total assets                            $ 29,615,506   $ 40,690,951    $ 70,306,457

THREE MONTHS ENDED SEPTEMBER 30, 2005   PETROCHEMICAL     MINING           TOTAL
-------------------------------------   -------------  ------------    ------------
 Continuing operations
  Revenue from external customers       $ 20,733,725   $         --    $ 20,733,725
  Depreciation                               170,231             --         170,231
  Operating income (loss)                  6,764,647       (152,742)      6,611,905

Total assets                            $ 23,374,655   $ 40,232,814    $ 63,607,469

NINE MONTHS ENDED SEPTEMBER 30, 2006    PETROCHEMICAL     MINING           TOTAL
-------------------------------------   -------------   -----------    -----------
 Continuing operations:
  Revenue from external customers       $75,940,131     $        --    $75,940,131
  Depreciation                              941,344             168        941,512
  Operating income (loss)                10,141,422        (590,964)     9,550,458

NINE MONTHS ENDED SEPTEMBER 30, 2005                PETROCHEMICAL      MINING         TOTAL
-------------------------------------------------   -------------   -----------    -----------
 Continuing operations
  Revenue from external customers                   $58,708,273     $        --    $58,708,273
  Depreciation                                          481,561              --        481,561
  Operating income (loss)                            12,731,951        (447,183)    12,284,768

Discontinued operations (Productos Quimicos Coin)
  Revenue from external customers                   $ 2,042,676     $        --    $ 2,042,676
  Depreciation                                               --              --             --
  Operating income                                      497,730              --        497,730

   Information regarding foreign operations for the three and nine months ended September 30, 2006 and 2005 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                       THREE MONTHS ENDED  NINE MONTHS ENDED
                          SEPTEMBER 30,       SEPTEMBER 30,
                       ------------------  -----------------
                        2006      2005       2006     2005
                       -------   -------   -------   -------
REVENUES
   United States       $27,541   $20,734   $75,940   $58,709
   Mexico                   --        --        --     2,042
   Saudi Arabia             --        --        --        --
                       -------   -------   -------   -------
                       $27,541   $20,734   $75,940   $60,751
                       =======   =======   =======   =======
LONG-LIVED ASSETS
   United States       $11,082   $ 9,182
   Mexico                   --        --
   Saudi Arabia         39,516    39,013
                       -------   -------
                       $50,598   $48,195
                       =======   =======

6. LEGAL PROCEEDINGS

   For the period ending September 30, 2006, South Hampton had no outstanding lawsuits.

   In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. No action occurred on this item in the third quarter of 2006. See the 10-K Report as of December 31, 2005 for more detail on this topic.

7.  LIABILITIES AND LONG-TERM DEBT

   In May 2006, South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by Accounts Receivable and Inventory. The agreement expires October 31, 2008. The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program. At September 30, 2006, approximately $4.6 million was outstanding.

   A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party. The contract requires South Hampton to reduce its debt to the supplier by $250,000 per quarter. Therefore, $1.0 million of the balance of approximately $4.26 million was classified as current at December 31, 2005. At September 30, 2006, the total balance of $2.4 million is classified as current. The supplier is currently the sole provider of the facility's feedstock supply. On June 1, 2005, the contract was extended to May 31, 2007.

   In the first three quarters of 2006 TOCCO paid dividends to ASRC in amounts sufficient to repay approximately $340,000 of the liability to its President and Chief Executive Officer. During the first three quarters of 2006, approximately $730,000 of this liability was paid and $585,000 remained outstanding.

8.  DERIVATIVE INSTRUMENTS

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

   On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. TOCCO had option and swap contracts outstanding as of September 30, 2006, covering various natural gas price movement scenarios through October of 2007 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through March of 2007. For the nine months ended September 30, 2006 and 2005, the net realized gain from the derivative agreements was approximately $1,192,000 and $760,000, respectively. There was an estimated unrealized loss for the nine months ended September 30, 2006 of approximately

   $2,336,000 and an unrealized gain for the nine months ended September 30, 2005 of approximately $3,269,000. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2006 and 2005.

   In September 2006, margin calls were made on the financial swaps for $2,300,000, due to a decrease in the price of natural gasoline. As of September 30, 2006, this amount is recorded in Other Assets in the consolidated balance sheet as a prepayment against potential hedge settlements.

9.  DISCONTINUED OPERATIONS

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

10. SHARE-BASED COMPENSATION

   Common Stock

   In January 2006, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. In August 2006, the Company issued 100,000 shares of its common stock to an independent director of the Company as recognition for many years of service. Compensation expense recognized in connection with these issuances was $300,000 and $360,000 for the three and nine months ended September 30, 2006, respectively.

   Stock Options

   In August 2006, the Company issued 100,000 stock options to a director of the Company for his many years of service. The options have a three year exercise period at an exercise price of $2. Stock option compensation expense recognized for the three and nine months ended September 30, 2006 was $300,000. The fair value for these options was estimated on the date of grant using the fair value option pricing model with the following assumptions: (1) risk-free interest rate of 4.8%, (2) an expected life of 3 years, (3) 115% volatility and (4) no dividends.


   A summary of the status of our stock option awards is presented below:


                                                    WEIGHTED
                                                    AVERAGE
                                        NUMBER      EXERCISE
                                          OF         PRICE
                                        STOCK         PER
                                       OPTIONS       SHARE
                                       -------      --------
OUTSTANDING AT JANUARY 1, 2006         400,000       $1.00
   GRANTED                             100,000       $2.00
   EXERCISED                                --
   FORFEITED                                --
                                       -------
OUTSTANDING AT SEPTEMBER 30, 2006      500,000       $1.20
                                       =======
EXERCISABLE AT SEPTEMBER 30, 2006      500,000       $1.20
                                       =======

   The outstanding options of 400,000 at January 1, 2006 have an indefinite life and the 100,000 options issued during the period have a remaining contractual life of 35 months.

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

   SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company's internally generated cash flows. As the petroleum markets have fluctuated the last twenty years, South Hampton was able to adapt by raising prices, cutting costs, shifting focus, or developing new markets as necessary. When oil prices began their dramatic rise in 2004, TOCCO had financial swaps in place which protected it against sudden and volatile price swings in feedstock prices and to a lesser extent, fuel gas costs. Product demand has continued to be strong during the last several years of fluctuating petroleum markets. These conditions allowed the Petrochemical segment to report significant earnings and to meet continued volatility of the markets in the future. The Company also moved to take advantage of the increased demand by increasing its production capacity by 30% in the first quarter of 2005. The increased capacity has been fully utilized over the last eighteen months and further expansion is being considered.

   A contract is in place between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2007, and year to year thereafter, with thirty days written notice of termination by either party. A provision of the contract states that South Hampton will reduce the debt to the supplier by $250,000 per quarter. South Hampton has paid the account ahead of the scheduled balance reductions, and the account is now operating as an open account, secured by inventory and fixed assets. The supplier is currently the sole provider of feedstock, although other sources are available in the open market. At September 30, 2006, South Hampton owed the supplier approximately $2.39 million.

   On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered man lift. The lease is for five years with title transferring to South Hampton at the end of the term.

   On February 23, 2004, the Coin plant facilities were awarded to a creditor in a foreclosure hearing. The foreclosure was contested successfully until early 2005. On May 19, 2005, through a negotiated settlement, the facility was transferred to the acquirer and on June 9, 2005, the stock in Coin was sold. See Note 9 to the notes to the consolidated financial statements (unaudited). There are no material continuing liabilities associated with the Company's prior ownership of the Coin operation.

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

   During 2005, the Company paid past due lease amounts of $586,000 plus $117,000 due for 2006. The 2007 lease payment of $117,000 will be due on January 1, 2007. On May 29, 2006, the Company's President notified the Ministry by letter of the progress made in the formation of a joint venture which will directly implement the work plan.

   The Company is presently working with three companies organized and existing under the laws of the Kingdom of Saudi Arabia, to achieve the formation of a joint stock company under the name Al Masane Al Kobra Mining Company ("ALAK"). ALAK's primary activity will be the mining of base metals ore and concomitant metals, and refining the ore into condensed copper, zinc, gold and silver alloys, at the Al Masane mining project location. On June 10, 2006, the Company developed a preliminary Memorandum of Understanding ("MOU") with Thamarat Najran Company, a company organized and existing under the laws of the Kingdom of Saudi Arabia ("TNC"). The basis of the MOU was approved by the Boards of the Company and TNC on July 7 and July 3, 2006, respectively. A Partnership Agreement including two additional Saudi investment companies, Qasr Al-Ma'adin Corporation and Durrat Al-Masani' Corporation, was negotiated and approved by the Saudi partners on August 9, 2006 and was approved by the Board of the Company on August 28, 2006. While final detailed arrangements may change as the project develops, the basic terms of agreement are as follows: (1) The capitalization of the joint stock company will be the amount necessary to develop the project, approximately $120 million, (2)the Company will own 50% of ALAK and the remainder will be held by the Saudi investors;
   (3) the Company will contribute the mining assets, mining lease, and outstanding debt of approximately $11 million for a credit of $30 million and the Saudi investors will contribute $30 million, and (4) the remaining capital will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund. ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry. The Company has hired an attorney and a consultant in Saudi Arabia to facilitate (1)the formation of the Joint Stock Company,
   (2)the net transfer of the mining assets and lease into the newly formed company, and (3)the raising of the additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as the steps are completed. The formation of a new Joint Stock company and the transfer of the assets are dependent upon successfully negotiating the regulations and bureaucracy of the Saudi Government and the Company expects to accomplish this in early 2007. Any guarantees which might be required to raise the additional capital for ALAK is undetermined at this time.

   After initialization, the work plan will take approximately twenty-two (22) months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada ("SNC-Lavalin"), to update the feasibility study. The prices of zinc, copper, gold and silver have increased significantly over the last two years, and the updated study with current prices was completed in August of 2005. The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. The firm concluded that capital expenditure of approximately $115 million is needed to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery. The study was then turned over to a separate and independent consultant for further analysis and to allow the economic feasibility to be reviewed. The consultant, Molinari and Associates, Inc. of Toronto, Canada, ("Molinari") concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.

   Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As the prices have recovered for the 2004-2006 time period, the project becomes near breakeven over the three year period, 2003 through 2005. If spot prices as of September 29, 2006, are used in the analysis, or even the ten year average of prices is used, the project becomes economically very attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

   The following chart illustrates the change from the prices of 2003 and 2005 to current levels:

         AVERAGE PRICE       SPOT PRICE AS OF    INCREASE
         FOR 2003-2005       09/29/2006
GOLD     $406.00 per ounce   $601.75 per ounce   $195.75 per ounce
SILVER   $6.29 per ounce     $11.50 per ounce    $5.21 per ounce
COPPER   $1.26 per pound     $3.44 per pound     $2.18 per pound
ZINC     $0.49 per pound     $1.53 per pound     $1.04 per pound

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

   In August of 2006, the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the Mining Code adopted in 2004. The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area. There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations. Information is being accumulated currently and the applications are expected to be submitted in early 2007.

   Management is also addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,007,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $1,255,000 at December 31, 2005 and $585,000 as of September 30, 2006).

   Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund ("SIDF") to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company's share of the operating cash flows generated by the project. As a part of the current arrangement with the formation of the Joint Stock Company (ALAK), the liability for the loan is intended to be transferred along with the assets and lease of the mining activity to the new organization. Any continuing guarantees or liability is undetermined at this time. In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would be unable to pay the entire amount due.

   With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation until ALAK actually takes over the facility. Management believes it has sufficient resources to manage this severance liability as necessary. The President has been paid approximately $730,000 in 2006 of the total amount owed, and plans are to eliminate the balance by the end of the year.

   As noted previously, the Company's mineral interests in the United States are its ownership interest in Pioche, which has been inactive for many years. Its properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. A claim consists of 22.5 acres and by being "patented", the Company actually owns the surface area. "Unpatented" means the Company leases the surface area, and owns the mineral deposits. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche; however, the mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted on the property. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company's ownership interest in Pioche to approximately 55%. The recent high metal prices and positive outlook on the metals markets have generated a renewed interest in the properties. Inquiries are evaluated as they appear and the Company is investigating the best use of the properties. A recent review of the property indicates the real estate value may preclude the practicality of developing mining operations.

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

RESULTS OF OPERATIONS

   SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2006, total petrochemical product sales and processing fees from continuing operations increased approximately $6,808,000 or 33%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $11,937,000 or 93% from the same period in 2005. Consequently, the total gross profit margin on revenue in the third quarter of 2006 decreased approximately $5,130,000 or 65% compared to the same period in 2005. The change in gross profit margin for the period was primarily due to the change in the fair value of derivatives for feedstock purchases. See Note
   8. of the notes to the consolidated financial statements (unaudited) concerning the accounting for Derivative Instruments. The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time which unfortunately sometimes has negative results during the short term when price fluctuations are significant as they were in the third quarter of 2006.

   In the nine months ended September 30, 2006, total petrochemical product sales and processing fees from continuing operations increased approximately $17,232,000 or 29%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $18,469,000 or 43% from the same period in 2005. Consequently, the total gross profit margin on petrochemical product sales and processing in the first nine months of 2006 decreased approximately $1,237,000 compared to the same period in 2005. The cost of petrochemical product sales and processing and gross profit margin for the nine months ended September 30, 2006 includes an estimated unrealized loss of approximately $2,336,000 on the derivative agreements.

   The Petrochemical segment completed a de-bottlenecking project on the solvents unit during the later part of the first quarter of 2005. The project added two new, larger fractionation towers and divided the solvent production into two trains. Total capacity of the unit was increased by approximately 30% and was functional by March 31, 2005. Consistent operation at full capacity of the expanded equipment was attained in the early part of the third quarter 2005. The project cost approximately $1.5 million and was accomplished using current maintenance department employees. The expanded capacity has allowed the Company to increase sales to meet demand growth and to increase market share. The expanded capacity has operated at maximum rates for the last twelve months and further expansion is being considered.

   Sales from discontinued operations decreased approximately $2,043,000 or 100%, while its cost of sales (excluding depreciation) decreased approximately $1,545,000 or 100%. Therefore, discontinued operations had a gross profit margin on product sales for the nine months of $0, compared to a gross profit margin of approximately $498,000 for the same period in 2005. The discontinued operations relates to the Mexican venture discussed in Note 9 to the notes to the consolidated financial statements (unaudited).

   Sales demand has remained high during the last twenty-four (24) months despite constant price increases to customers. Management attributes the strong sales demand to improved general economic activity during the past year and to growth in the industries served by the petrochemical product lines. Growth of markets served has generally been 2% to 3% annually over the last ten (10) years. The Company's growth in volume has generally matched that trend over the same time period, although with the recently expanded capacity, the growth rate in sales has increased above the industry wide growth rate. The Company bases its marketing philosophy on high quality, consistent product, and service to the customer and believes this is essential to being successful in this specialty product marketplace.

   By January of 2006 most of the feedstock price fluctuation related to hurricanes Rita and Katrina had worked out of the markets. Throughout 2006 sales prices have generated acceptable margins, and the need for constant price increases has deminished. Demand has remained strong on most products through the nine months of 2006, and the process ran at 92% of capacity for the first quarter, 88% in the second quarter and 97% in the third quarter. Small operational equipment modifications were made as the Company continues to fine tune the equipment which was added in the previous year. Reliability and mechanical integrity of the equipment is continually being improved by the Company to assist its ability to meet market demand.

   Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed. Approximately 50% of the Company's monthly feedstock requirements for three to six months ahead are covered at any one time. This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. In the third quarter of 2006, the natural gasoline derivative agreements had a realized gain of approximately $619,000 and an estimated unrealized loss of approximately $1,814,000 for a total negative effect of approximately $1,195,000. The program is designed to be insurance against unforeseen dramatic price swings rather than as a speculative profit center. It operates mostly as a "buy and hold" program. See Note 8 to the consolidated financial statements (unaudited) for a discussion of the accounting methods used for Derivatives.

   The price of natural gas (fuel gas), which is the petrochemical operation's largest single operating expense, continued to be high during the third quarter of 2006 as compared to historical levels. Of course what is historically considered a "high" price has changed within the industry as the Company's natural gas price, including the effect of the hedge program, has fluctuated within the $6.00 to $8.00 per mmbtu range for the last twenty-four
   (24) months. The Company has option contracts in place for fuel gas through the third quarter of 2007 in order to minimize the impact of price fluctuations in the market (see Note 8 to the consolidated financial statements (unaudited)). The Company was also able to pass through price increases as they have occurred. In the third quarter of 2006, the natural gas derivative agreements had a realized loss of approximately $33,000 and an estimated unrealized loss of approximately $447,000.

   Toll processing fee revenue for the third quarter of 2006 of approximately $1,288,000 represents an increase of approximately $77,000 or 6% above the fees for the same period in 2005. Toll processing fee revenue for the first nine months of 2006 of approximately $3,305,000 represents an increase of approximately $205,000 or 7% above the fees for the same period in 2005. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise during the remainder of 2006 and beyond as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer. There are shortages in the markets served by this process, and it is expected the expanded unit will run at capacity for the remainder of 2006. A project expanding the capacity of a tolling unit for a different customer was operational by August 3, 2006, and is expected to further enhance tolling revenues.

   Interest expense for the third quarter of 2006 of approximately $93,000 represents a decrease of approximately $129,000 or 58% below the fees for the same period in 2005. Interest expense for the first nine months of 2006 of approximately $632,000 represents an increase of approximately $258,000 or 69% above the fees for the same period in 2005. Interest expense increased in 2006 primarily due to the penalties associated with the buyout of the Catalyst note.

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

   The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2006 are $3.35 per pound for copper and $1.51 per pound for zinc for the projected life of the mine. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2006. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   Reference is made to Note 6 to the notes to the consolidated financial statements (unaudited) contained in this Report for a discussion of material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    ISSUER PURCHASES OF EQUITY SECURITIES

   The following table sets forth information about the Company's Common Stock repurchases during the three months ended September 30, 2006:

                                      (a)                                    (c)                  (d)
                                     Total                              Total Number of      Maximum Number
                                   Number of                (b)            Shares                 of
                                     Shares               Average        Purchased as       Shares that May
Period                             Purchased            Price Paid        Part of               Yet be
------                             ---------             Per Share        Publicly          Purchased Under
                                                        ----------       Announced                the
                                                                          Plans or             Plans or
                                                                          Programs             Programs
                                                                        ---------------     ---------------
July 1, 2006 through
 July 31, 2006                        --                    $--               --                  --

August 1, 2006 through
 August 31, 2006                      --                    $--               --                  --

September 1, 2006 through
 September 30, 2006                   --                    $--               --                  --


Total                                 --                    $--               --                  --
                                      ==                     ==               ==                  ==

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

   Reference is made to Notes 6, 7 and 9 to the notes to consolidated financial statements (unaudited) and Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report for a discussion of the $11 million note payable to the Saudi Arabian government.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE.

ITEM 5. OTHER INFORMATION.

   Reference is made to Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of activities related to formation of a joint venture company under the name Al Masane Al Kobra Mining Company ("ALK") to mine base metals ore at the Al Masane mining project.


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

   EXHIBIT
    NUMBER                             DESCRIPTION
   -------                             -----------
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
               0-6247)).

     10(i)  -  Partnership Agreement dated August 6, 2006 between Arabian
               American Development Company, Thamarat Najran Company, Qasr
               Al-Ma'adin Corporation, and Durrat Al-Masani' Corporation.

     10(j)  -  Financial and Legal Service and Advice Agreement dated August 5,
               2006 between Arabian American Development Company, Nassir Ali
               Kadasa, and Dr. Ibrahim AL-Mounif.

     31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   -  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   -  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 14, 2006           ARABIAN AMERICAN DEVELOPMENT COMPANY
                                   ------------------------------------
                                 (Registrant)


                                 By: /s/ NICHOLAS CARTER
                                     -------------------------------------------
                                    Nicholas Carter Secretary/Treasurer
                                    Authorized Officer and Principal Financial
                                    Officer)