Form 10-Q/A
period 2006-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2006-12-13
CIK 7039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2006           2005
                                                              -------------   ------------
ASSETS
   CURRENT ASSETS
      Cash                                                     $  3,814,261    $ 1,738,558
      Trade Receivables, Net                                     10,682,636     12,972,657
      Financial Contracts                                                --         74,752
      Prepaid Derivative Settlement                               2,300,000             --
      Inventories                                                   369,329      1,164,674
                                                               ------------    -----------
         Total Current Assets                                    17,166,226     15,950,641

   PLANT, PIPELINE AND EQUIPMENT                                 20,643,705     17,905,048
      Less: Accumulated Depreciation                            (10,619,956)    (9,678,443)
                                                               ------------    -----------
         Net Plant, Pipeline and Equipment                       10,023,749      8,226,605

   AL MASANE PROJECT                                             37,085,131     36,804,098
   OTHER INTERESTS IN SAUDI ARABIA                                2,431,248      2,431,248
   MINERAL PROPERTIES IN THE UNITED STATES                        1,058,079      1,058,492
   OTHER ASSETS                                                   2,542,024      2,476,865
                                                               ------------    -----------
         TOTAL ASSETS                                          $ 70,306,457    $66,947,949
                                                               ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts Payable                                         $  1,115,496    $ 1,787,353
      Financial Contracts                                         2,261,284             --
      Accrued Liabilities                                         1,431,247      1,638,742
      Accrued Liabilities in Saudi Arabia                         1,619,919      2,407,282
      Notes Payable                                              11,012,500     11,025,833
      Current Portion of Long-Term Debt                           2,429,743      1,425,932
                                                               ------------    -----------
            Total Current Liabilities                            19,870,189     18,285,142

   LONG-TERM DEBT                                                 4,617,237      9,838,662
   DEFERRED REVENUE                                               2,281,617      1,732,556
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   801,653        808,443

STOCKHOLDERS' EQUITY
   COMMON STOCK-authorized 40,000,000
      shares of $.10 par value; issued and
      outstanding, 22,571,994 and 22,431,994 shares in 2006
      and 2005, respectively                                      2,257,199      2,243,199
   ADDITIONAL PAID-IN CAPITAL                                    37,087,206     36,512,206
   RETAINED EARNINGS (ACCUMULATED DEFICIT)                        3,391,356     (2,472,259)
                                                               ------------    -----------
         Total Stockholders' Equity                              42,735,761     36,283,146
                                                               ------------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 70,306,457    $66,947,949
                                                               ============    ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                          -------------------------   -------------------------
                                              2006          2005          2006          2005
                                          -----------   -----------   -----------   -----------
REVENUES
   Petrochemical Product Sales            $26,253,133   $19,521,900   $72,635,032   $55,608,233
   Processing Fees                          1,288,351     1,211,825     3,305,099     3,100,040
                                          -----------   -----------   -----------   -----------
                                           27,541,484    20,733,725    75,940,131    58,708,273
OPERATING COSTS AND EXPENSES
   Cost of Petrochemical Product
      Sales and Processing                 24,763,985    12,826,547    61,158,976    42,690,272
   General and Administrative               1,522,286     1,125,042     4,289,185     3,251,672
   Depreciation                               379,021       170,231       941,512       481,561
                                          -----------   -----------   -----------   -----------
                                           26,665,292    14,121,820    66,389,673    46,423,505
                                          -----------   -----------   -----------   -----------
   OPERATING INCOME                           876,192     6,611,905     9,550,458    12,284,768
OTHER INCOME (EXPENSE)
   Interest Income                             72,592        23,519       171,918        42,018
   Interest Expense                           (92,973)     (230,560)     (632,804)     (659,052)
   Minority Interest                            3,184         3,314         6,791         6,948
   Miscellaneous Income (Expense)             (43,544)         (194)      199,519        50,617
                                          -----------   -----------   -----------   -----------
                                              (60,741)     (203,921)     (254,576)     (559,469)
                                          -----------   -----------   -----------   -----------
   INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES          815,451     6,407,984     9,295,882    11,725,299
INCOME TAXES                                  300,849       481,000     3,432,267       829,600
                                          -----------   -----------   -----------   -----------
      INCOME FROM CONTINUING OPERATIONS       514,602     5,926,984     5,863,615    10,895,699
DISCONTINUED OPERATIONS
   Income from Operations of Coin                  --            --            --       989,856
   Gain on Disposal of Coin                        --            --            --     5,825,668
                                          -----------   -----------   -----------   -----------
   GAIN FROM DISCONTINUED OPERATIONS               --            --            --     6,815,524
                                          -----------   -----------   -----------   -----------
   NET INCOME                             $   514,602   $ 5,926,984   $ 5,863,615   $17,711,223
                                          ===========   ===========   ===========   ===========
Basic Earnings per Common Share
   Income from Continuing Operations      $     0.023   $     0.261   $     0.257   $     0.479
   Discontinued Operations                      0.000         0.000         0.000         0.300
                                          -----------   -----------   -----------   -----------
   Net Income                             $     0.023   $     0.261   $     0.257   $     0.779
                                          ===========   ===========   ===========   ===========
Basic Weighted Average Number
   of Common Shares Outstanding            22,808,954    22,731,994    22,782,092    22,731,994
                                          ===========   ===========   ===========   ===========
Diluted Earnings per Common Share
   Income from Continuing Operations      $     0.022   $     0.261   $     0.255   $     0.479
   Discontinued Operations                      0.000         0.000         0.000         0.300
                                          -----------   -----------   -----------   -----------
   Net Income                             $     0.022   $     0.261   $     0.255   $     0.779
                                          ===========   ===========   ===========   ===========
Diluted Weighted Average Number
   of Common Shares Outstanding            23,073,902    22,731,994    22,967,626    22,731,994
                                          ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                       RETAINED
                                   COMMON STOCK         ADDITIONAL     EARNINGS
                             -----------------------     PAID-IN     (ACCUMULATED
                               SHARES       AMOUNT       CAPITAL       DEFICIT)        TOTAL
                             ----------   ----------   -----------   ------------   -----------
DECEMBER 31, 2005            22,431,994   $2,243,199   $36,512,206   $(2,472,259)   $36,283,146
Common Stock
   Issued to Employees           40,000        4,000        56,000            --         60,000
   Issued to Directors          100,000       10,000       290,000            --        300,000
Stock Options to Directors           --           --       229,000            --        229,000
   Net Income                        --           --            --     5,863,615      5,863,615
                             ----------   ----------   -----------   -----------    -----------
SEPTEMBER 30, 2006           22,571,994   $2,257,199   $37,087,206   $ 3,391,356    $42,735,761
                             ==========   ==========   ===========   ===========    ===========

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -------------------------
                                                              2006          2005
                                                          -----------   -----------
OPERATING ACTIVITIES
   Net Income                                             $ 5,863,615   $17,711,223
   Adjustments to Reconcile Net Income
      To Net Cash Provided by Operating Activities:
      Depreciation                                            941,512       481,561
      Increase (Decrease) in Deferred Revenue                 549,061       (29,140)
      Unrealized (Gain) Loss on Financial Contracts         2,336,036    (3,269,202)
      Gain on Disposal of Coin                                     --    (5,825,668)
      Minority Interest/Other                                  (6,789)       (6,947)
      Common Stock/Option Compensation Expense                589,000            --
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Trade Receivables              2,290,021    (4,399,321)
      Increase in Prepaid Derivative Settlement            (2,300,000)           --
      Decrease in Inventories                                 795,345       600,368
      (Increase) Decrease in Other Assets                     (65,159)     (261,860)
      Increase (Decrease) in Accounts Payable and
         Accrued Liabilities                                 (886,415)      601,095
      Increase (Decrease) in Accrued Interest                   7,063      (578,959)
      Increase in Accrued Liabilities in Saudi Arabia        (787,363)     (221,377)
                                                          -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             9,325,927     4,801,773
                                                          -----------   -----------
INVESTING ACTIVITIES
   Additions to Al Masane Project                            (281,033)     (161,248)
   Additions to Plant, Pipeline and Equipment              (2,738,657)   (3,113,412)
   Reduction in Mineral Properties in the United States           413           181
                                                          -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                (3,019,277)   (3,274,479)
                                                          -----------   -----------
FINANCING ACTIVITIES
   Additions to Notes Payable and Long-Term Obligations     4,558,726     1,379,890
   Reduction of Notes Payable and Long-Term Obligations    (8,789,673)     (253,000)
                                                          -----------   -----------
      NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES     (4,230,947)    1,126,890
                                                          -----------   -----------
NET INCREASE IN CASH                                        2,075,703     2,654,184
CASH AT BEGINNING OF PERIOD                                 1,738,558       623,202
                                                          -----------   -----------
CASH AT END OF PERIOD                                     $ 3,814,261   $ 3,277,386
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

3.   INVENTORIES

     Inventories include the following:

                         SEPTEMBER 30, 2006   DECEMBER 31, 2005
                         ------------------   -----------------
Petrochemical products        $369,329            $1,164,674
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

                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                              SEPTEMBER 30, 2006            SEPTEMBER 30, 2005
                                         ---------------------------   ---------------------------
                                                           Per Share                     Per Share
                                         Income   Shares     Amount    Income   Shares     Amount
                                         ------   ------   ---------   ------   ------   ---------
CONTINUING OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from continuing operations      $515    22,809     $0.023    $5,927   22,732     $0.261
   Dilutive stock options outstanding                265
                                          ----    ------     ------    ------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Income from continuing operations      $515    23,074     $0.022    $5,927   22,732     $0.261
                                          ====    ======     ======    ======   ======     ======
DISCONTINUED OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from discontinued operations    $ --    22,809     $0.000    $   --   22,732     $0.000
   Dilutive stock options outstanding                265
                                          ----    ------     ------    ------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Income from discontinued operations    $ --    23,074     $0.000    $   --   22,732     $0.000
                                          ====    ======     ======    ======   ======     ======
TOTAL OPERATIONS
   BASIC NET INCOME PER SHARE:
   Net income                             $515    22,809     $0.023    $5,927   22,732     $0.261
   Dilutive stock options outstanding                265
                                          ----    ------     ------    ------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Net income                             $515    23,074     $0.022    $5,927   22,732     $0.261
                                          ====    ======     ======    ======   ======     ======

                                               NINE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2006            SEPTEMBER 30, 2005
                                         ---------------------------   ----------------------------
                                                           Per Share                      Per Share
                                         Income   Shares     Amount     Income   Shares     Amount
                                         ------   ------   ---------   -------   ------   ---------
CONTINUING OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from continuing operations     $5,864   22,782     $0.257    $10,896   22,732     $0.479
   Dilutive stock options outstanding                185
                                         ------   ------     ------    -------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Income from continuing operations     $5,864   22,967     $0.255    $10,896   22,732     $0.479
                                         ======   ======     ======    =======   ======     ======
DISCONTINUED OPERATIONS
   BASIC NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,782     $0.000    $ 6,816   22,732     $0.300
   Dilutive stock options outstanding                185
                                         ------   ------     ------    -------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Income from discontinued operations   $   --   22,967     $0.000    $ 6,816   22,732     $0.300
                                         ======   ======     ======    =======   ======     ======
TOTAL OPERATIONS
   BASIC NET INCOME PER SHARE:
   Net income                            $5,864   22,782     $0.257    $17,711   22,732     $0.779
   Dilutive stock options outstanding                185
                                         ------   ------     ------    -------   ------     ------
   DILUTED NET INCOME PER SHARE:
   Net income                            $5,864   22,967     $0.255    $17,711   22,732     $0.779
                                         ======   ======     ======    =======   ======     ======

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

5.   SEGMENT INFORMATION

     As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, miscellaneous income and foreign exchange transaction gain or loss. Information on the segments is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2006               PETROCHEMICAL      MINING        TOTAL
-------------------------------------               -------------   -----------   -----------
Continuing operations:
   Revenue from external customers                   $27,541,484    $        --   $27,541,484
   Depreciation                                          378,942             79       379,021
   Operating income (loss)                             1,012,130       (135,938)      876,192
Total assets                                         $29,615,506    $40,690,951   $70,306,457

THREE MONTHS ENDED SEPTEMBER 30, 2005               PETROCHEMICAL      MINING         TOTAL
-------------------------------------               -------------   -----------   -----------
Continuing operations
   Revenue from external customers                   $20,733,725    $        --   $20,733,725
   Depreciation                                          170,231             --       170,231
   Operating income (loss)                             6,764,647       (152,742)    6,611,905
Total assets                                         $23,374,655    $40,232,814   $63,607,469

NINE MONTHS ENDED SEPTEMBER 30, 2006                PETROCHEMICAL     MINING       TOTAL
------------------------------------                -------------   ---------   -----------
Continuing operations:
   Revenue from external customers                   $75,940,131    $      --   $75,940,131
   Depreciation                                          941,344          168       941,512
   Operating income (loss)                            10,141,422     (590,964)    9,550,458

NINE MONTHS ENDED SEPTEMBER 30, 2005                PETROCHEMICAL     MINING       TOTAL
------------------------------------                -------------   ---------   -----------
Continuing operations
   Revenue from external customers                   $58,708,273    $      --   $58,708,273
   Depreciation                                          481,561           --       481,561
   Operating income (loss)                            12,731,951     (447,183)   12,284,768
Discontinued operations (Productos Quimicos Coin)
   Revenue from external customers                   $ 2,042,676    $      --   $ 2,042,676
   Depreciation                                               --           --            --
   Operating income                                      497,730           --       497,730

     Information regarding foreign operations for the three and nine months ended September 30, 2006 and 2005 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

                    THREE MONTHS ENDED  NINE MONTHS ENDED
                      SEPTEMBER 30,       SEPTEMBER 30,
                    -----------------   -----------------
                      2006      2005      2006      2005
                    -------   -------   -------   -------
REVENUES
   United States    $27,541   $20,734   $75,940   $58,709
   Mexico                --        --        --     2,042
   Saudi Arabia          --        --        --        --
                    -------   -------   -------   -------
                    $27,541   $20,734   $75,940   $60,751
                    =======   =======   =======   =======
LONG-LIVED ASSETS
   United States    $11,082   $ 9,182
   Mexico                --        --
   Saudi Arabia      39,516    39,013
                    -------   -------
                    $50,598   $48,195
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

     A summary of the status of our stock option awards is presented below:

                                                 WEIGHTED
                                                 AVERAGE
                                    NUMBER OF    EXERCISE
                                      STOCK     PRICE PER
                                     OPTIONS      SHARE
                                    ---------   ---------
OUTSTANDING AT JANUARY 1, 2006       400,000      $1.00
   GRANTED                           100,000      $2.00
   EXERCISED                              --
   FORFEITED                              --
                                     -------
OUTSTANDING AT SEPTEMBER 30, 2006    500,000      $1.20
                                     =======
EXERCISABLE AT SEPTEMBER 30, 2006    500,000      $1.20
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

     The following chart illustrates the change from the prices of 2003 and 2005 to current levels:

           AVERAGE PRICE      SPOT PRICE AS OF
           FOR 2003-2005         09/29/2006           INCREASE
         -----------------   -----------------   -----------------
GOLD     $406.00 per ounce   $601.75 per ounce   $195.75 per ounce
SILVER   $  6.29 per ounce   $ 11.50 per ounce   $  5.21 per ounce
COPPER   $  1.26 per pound   $  3.44 per pound   $  2.18 per pound
ZINC     $  0.49 per pound   $  1.53 per pound   $  1.04 per pound

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information about the Company's Common Stock repurchases during the three months ended September 30, 2006:

                                                                          (c)                     (d)
                                                                Total Number of Shares     Maximum Number of
                                  (a)               (b)          Purchased as Part of    Shares that May Yet be
                            Total Number of    Average Price      Publicly Announced      Purchased Under the
Period                      Shares Purchased   Paid Per Share      Plans or Programs       Plans or Programs
------                      ----------------   --------------   ----------------------   ----------------------
July 1, 2006 through
   July 31, 2006                   --                $--                  --                       --
August 1, 2006 through
   August 31, 2006                 --                $--                  --                       --
September 1, 2006 through
   September 30, 2006              --                $--                  --                       --
                                  ---                ---                 ---                      ---
Total                              --                $--                  --                       --
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

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
3(i)      -  Certificate of Incorporation of the Company as amended through the
             Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 2000 (File No. 0-6247)).

3(ii)     -  Bylaws of the Company, as amended through March 4, 1998
             (incorporated by reference to Exhibit 3(b) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999 (File No.
             0-6247)).

10(a)     -  Loan Agreement dated January 24, 1979 between the Company, National
             Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form
             10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(b)     -  Mining Lease Agreement effective May 22, 1993 by and between the
             Ministry of Petroleum and Mineral Resources and the Company
             (incorporated by reference to Exhibit 10(c) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999 (File No.
             0-6247)).

10(c)     -  Equipment Lease Agreement dated November 14, 2003, between Silsbee
             Trading and Transportation Corp. and South Hampton Refining Company
             (incorporated by reference to Exhibit 10(o) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 2003 (File No.
             0-6247)).

10(d)     -  Addendum to Equipment Lease Agreement dated August 1, 2004, between
             Silsbee Trading and Transportation Corp. and South Hampton Refining
             Company (incorporated by reference to Exhibit 10(q) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2004 (file No. 0-6247)).

10(e)     -  Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March
             31, 2005 (file No. 0-6247)).

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
10(f)     -  Judicial Agreement dated May 19, 2005 between Fabricante Y
             Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A.de C.V.
             (incorporated by reference to Exhibit 10(r) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
             (file No. 0-6247)).

10(g)     -  Agreement dated June 6, 2005 between Fabricante Y Comercializadora
             Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V.
             (incorporated by reference to Exhibit 10(s) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
             (file No. 0-6247)).

10(h)     -  Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier
             Gonzalez Castro and Mauricio Ramon Arevalo Mercado. (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

10(i)     -  Partnership Agreement dated August 6, 2006 between Arabian American
             Development Company, Thamarat Najran Company, Qasr Al-Ma'adin
             Corporation, and Durrat Al-Masani' Corporation.

10(j)     -  Financial and Legal Service and Advice Agreement dated August 5,
             2006 between Arabian American Development Company, Nassir Ali
             Kadasa, and Dr. Ibrahim AL-Mounif.

31.1      -  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      -  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      -  Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      -  Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 7, 2006                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                        (Registrant)


                                        By: /s/ NICHOLAS CARTER
                                            ------------------------------------
                                            Nicholas Carter Secretary/Treasurer
                                            Authorized Officer and Principal
                                            Financial Officer)