Form 10-K
period 2006-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2007-04-06
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value on June 30, 2006 of the registrant’s voting securities held by non-affiliates was $25,716,505.
Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of December 31, 2006: 22,871,994.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this report.

TABLE OF CONTENTS
Item Number and Description

PART I

ITEM 1. BUSINESS	1
General	1
International Operations	2
Competition	5
Environmental Matters	7
Personnel	8
Available Information	10

ITEM 2. PROPERTIES	11
United States Specialty Products Facility	11
Mexico Specialty Products Facility	12
Saudi Arabia Mining Properties	12
United States Mineral Interests	18
Offices	19

ITEM 3. LEGAL PROCEEDINGS	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM 6. SELECTED FINANCIAL DATA	24

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
General	24
Liquidity and Capital Resources	24
Results of Operations	27
Critical Accounting Policies	32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 9A. CONTROLS AND PROCEDURES	34

ITEM 9B. OTHER INFORMATION	35

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36

ITEM 11. EXECUTIVE COMPENSATION	37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE	42

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

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
In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it has previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources. In 2005 the Mining Code was changed which necessitated the re-submission of these applications and the re-submission is being prepared in the format required by the new Code.
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
Note 15 to the Consolidated Financial Statements contains information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2006, 2005 and 2004. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.

The Company’s use of single source suppliers for certain raw materials could exacerbate supplier issues. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. The loss of a single source supplier, the deterioration of the Company’s relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied raw materials by a single source supplier could adversely effect the Company’s revenue and gross margins.
The revenue and profitability of the Company’s operations have historically varied, which makes its future financial results less predictable. The Company’s revenue, gross margin and profit vary among its products, customer groups and geographic markets and therefore will likely be different in future periods than currently. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to the Company’s operations.
Unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities could affect its profitability. The Company is currently subject to income taxes in the United States.
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
Economic and Political Instability; Terrorist Acts; War and Other Political Unrest. The U.S. military action in Iraq, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which the Company has substantial interests and operations. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against the properties and personnel of companies such as the Company. The Company’s operations in Saudi Arabia and elsewhere could be further adversely affected by post-war conditions in Iraq if armed hostilities, acts of terrorism or other unrest persist. Recent acts of terrorism and threats of armed conflicts elsewhere in the Middle East could also limit or disrupt the Company’s operations.
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

Terrorist acts, conflicts and wars may seriously harm our business and revenue, costs and expenses and financial condition and stock price. Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to the Company, its employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. The Company is predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. The Company’s future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:
•	ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions and regulations;

•	geographically dispersed workforce;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for labor and raw materials or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

•	fluctuations in freight costs and disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.
Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products.

Business disruptions could seriously harm the Company’s future revenue and financial condition and increase its costs and expenses. The Company’s operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which the Company is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm the Company’s revenue and financial condition and increase its costs and expenses.
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
Compliance with Foreign Laws. Because of the Company’s substantial international operations, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company’s operating costs or may significantly limit its business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. The Company is not currently aware of any specific situations of this nature, but there is always opportunity for this type of difficulty to arise in the international business environment.
Mining Management Risks. The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. The members of the Board are:
Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He has an undergraduate degree from Texas A&M and is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Crichton is an American citizen.
Mr. Hatem El-Khalidi, who holds an MSc. Degree in Geology from Michigan State University, is also a consultant in oil & mineral exploration. Mr. El-Khalidi discovered the Al Masane deposits, and it was under his direct efforts and supervision that they were subsequently financed and developed by the Company. Mr. El-Khalidi is an American citizen.
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
Mr. Robert E. Kennedy joined the Board in January 2007. Mr. Kennedy has a Bs. Degree in Chemical Engineering from the University of Iowa and attended the MBA program of American University in Washington DC. He began his career in chemicals with Gulf Oil in Houston, and retired as General Manager for Supply, Logistics, and Procurement with Chevron Chemical in 2000. During his term with Chevron Chemical, he was instrumental in developing the Aromax project in Saudi Arabia for their International Business Development Group. Mr. Kennedy is an American citizen.
Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter has been Secretary/Treasurer of Arabian American since 2004, and has been President of the companies included in the petrochemical sector since 1987.
Mr. Sultan and Mr. Kennedy are members of the Audit Committee of the Company.
Neither management nor Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation. The Company has from time to time employed various respected engineering and financial advisors to assist in the development and evaluation of the mining projects. The consultants most currently used to update the feasibility of the Al Masane project are SNC-Lavalin of Toronto, Canada. Company management may not be totally aware in detail of the specific requirements related to working within this industry. Therefore, there is risk that the decisions and choices may not take into account standard engineering or management approaches mining companies commonly use. The Company believes that with the use of competent consultants and with the hiring of experienced personnel in the contemplated Joint Stock Company, the mining venture can be established and operated in a professional and successful manner. The amount of risk will ultimately depend upon the Company’s ability to use consultants and experienced personnel to manage the operation.
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
All of the Petrochemical Company’s raw materials are purchased on the open market. The Company has contracts in place for approximately two-thirds of its monthly supply and purchases the remainder on the spot market depending on inventory and operational needs. The contracts are priced upon monthly averages of posted market prices with the remainder being a function of spot market oil and gas prices. The price of feedstock utilized by the Company historically carries an 88% correlation to crude oil prices but is not as volatile on a day to day basis.
Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The Company encounters aggressive competition from numerous and varied competitors in all areas of its business, and competitors may target the Company’s key market segments. The Company competes primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If the Company’s products, services, support and cost structure do not enable it to compete successfully based on any of those criteria, the Company’s operations, results and prospects could be harmed. The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the Company may invest less in certain areas of its businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which the Company competes, and competitors also may affect the Company’s business by entering into exclusive arrangements with existing or potential customers or suppliers. The Company may have to continue to lower the prices of many of its products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin.
If the Company cannot continue to develop, manufacture and market products and services that meet customer requirements, its revenue and gross margin may suffer. The Company must make long-term investments and commit significant resources before knowing whether its predictions will accurately reflect customer demand for products and services. After the Company develops a product, it must be able to manufacture appropriate volumes quickly and at low costs. In the course of conducting business, the Company must adequately address quality issues associated with its products and services. In order to address quality issues, the Company works extensively with its customers and suppliers to determine the cause of the problem and to determine appropriate solutions. However, the Company may have limited ability to control quality issues. If the Company is unable to determine the cause or find an appropriate solution it may delay shipment to customers, which would delay revenue recognition and could adversely affect the Company’s revenue and reported results. Finding solutions to quality issues can be expensive, adversely affecting Company profits. If new or existing customers have difficulty utilizing the Company’s products, its operating margins could be adversely affected, and it could face possible claims if the Company fails to meet its customers’ expectations. In addition, quality issues can impair the Company’s relationships with new or existing customers and adversely affect its reputation, which could have a material adverse effect on operating results.

Economic uncertainty could affect adversely the Company’s revenue, gross margin and expenses. The Company’s revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which it competes. Economic weakness may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with the Company’s ability to manage inventory levels and collect customer receivables. The Company could experience such economic weakness and reduced spending due to the effects of high fuel costs. In addition, customer financial difficulties could result in the future, in increases in bad debt write-offs and additions to reserves in the Company’s receivables portfolio. The Company also has experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments.
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
The light hydrocarbon recovered from the former gas plant site is compatible with the normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank. The material recovered from under the original South Hampton site is accumulated and sold as a by-product. Approximately 425 barrels were recovered during 2005 and 457 barrels during 2006. The recovered material had an economic value of approximately $24,000 during 2005 and $19,194 during 2006. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. At current market values this material, if fully recovered would be worth approximately $1.2 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.
South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred. The Texas Commission on Environmental Quality has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

In other remediation activity, South Hampton investigated a potential chemical dump site on the facility property relating to ownership by Arco in the 1950’s. The investigation indicated no further action is required and the Company is working with the TCEQ to record it as a closed site. The Company also continues to remediate the site of a pipeline leak which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost is being covered by insurance. While the amount of material spilled is minimal, due to the nature of the soil and location, the Company feels the remediation will be a long term process relying heavily on natural attenuation. The Company has applied to the Texas Railroad Commission for approval to convert the site to an annual monitoring program. Also, see Item 3. Legal Proceedings.
The Clean Air Act Amendments of 1990 have had a positive effect on the Petrochemical Company’s business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which are a large part of the Petrochemical Company’s product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years. Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products. As the number of producers has consolidated, the Company has been able to pick up market share at higher sales prices from customers who still require C6 solvents in their business. Also, see Item 2. Properties.
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
In order to be successful, the Company must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, and marketing positions. The Company also must keep employees focused on the Company’s strategies and goals. The failure to hire or loss of key employees could have a significant impact on the Company’s operations.
The Company’s stock price, like that of other companies, can be volatile. Some of the factors that can affect its stock price are:
•	speculation in the press or investment community about, or actual changes in, our executive team, strategic position, business, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost cutting efforts, prospects or extraordinary transactions;

•	announcement of new products, services, technological innovations or acquisitions by the Company or competitors; and

•	quarterly increases or decreases in revenue, gross margin or earnings, changes in estimates by the investment community or guidance provided by the Company, and variations between actual and estimated financial results.
General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to the Company’s performance also may affect the price of the Company’s common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. If instituted against the Company, this type of litigation could result in substantial costs and the diversion of management time and resources.
As part of the Company’s business strategy, it sometimes engages in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions (‘‘extraordinary transactions’’) and enters into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, the Company must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If the Company fails to identify and complete successfully extraordinary transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally, it may be at a competitive disadvantage or it may be adversely affected by negative market perceptions, any of which may have a material adverse effect on the Company’s revenue, gross margin and profitability. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the Company’s business. The challenges involved in integration include:
•	combining product offerings and entering into new markets in which the Company is not experienced;

•	convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), and coordinating sales, marketing and distribution efforts;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company’s non-U.S. employees, integrating employees into the Company, correctly estimating employee benefit costs and implementing restructuring programs;

•	coordinating and combining administrative, manufacturing, and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

•	achieving savings from supply chain integration; and

•	managing integration issues shortly after or pending the completion of other independent transactions.
The Company periodically evaluates and enters into significant extraordinary transactions on an ongoing basis. The Company may not fully realize all of the anticipated benefits of any extraordinary transaction, and the timeframe for achieving benefits of an extraordinary transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of the Company’s contracts for extraordinary transactions require it to make estimates and assumptions at the time it enters into these contracts, and, during the course of its due diligence, the Company may not identify all of the factors necessary to estimate its costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable. Managing extraordinary transactions requires varying levels of management resources, which may divert the Company’s attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings. Moreover, the Company has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, the Company may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, the Company may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting the Company’s financial condition and potentially its credit ratings. Any prior or future downgrades in the Company’s credit rating associated with an acquisition could adversely affect its ability to borrow and result in more restrictive borrowing terms. In addition, the Company’s effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact its effective tax rate. The Company also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.
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
The Penhex Unit processes approximately 3,000 barrels per day of fresh feed, with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit. The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day. The facility generally consists of equipment commonly found in most petroleum facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity, very consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents. South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers’ applications. South Hampton does not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.
The products from the Penhex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel. The Penhex Unit had a utilization rate during 2006 of approximately 87%. This compares to a rate of 88% for 2005. The Reformer and Aromax® units are operated as needed to support the Penhex and Cyclo-pentane Units. Consequently, utilization rates of these units are driven by production from the Penhex Unit. Operating utilization rates are affected by product demand, mechanical integrity, and unforeseen natural occurrences, such as weather events. The nature of the refining process demands periodic shut-downs for de-coking and other mechanical repairs. In 2006, there were five periodic shut-downs for de-coking and other mechanical repairs resulting in approximately fifteen total days of lost production. An additional six days of production was lost due to power outages caused by severe weather or flooding. If these items are considered, utilization would have been approximately 93% of capacity. In 2005, taking into consideration mechanical and weather outages (Hurricane Rita), the utilization rate would have been in excess of 96%
The other two operating units at the plant site, an Aromatics Hydrogenation Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes. These units are dedicated to the needs of two different toll processing customers. The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products. Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing. As of October 2005, after the expansion program, the units have a combined capacity of 3,400 BPD. Together they realized a utilization rate of 1,629 BPD or 48% for 2006. The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

To meet market demand, South Hampton increased the capacity of the Penhex Unit by 30% in March 2005. Equipment was purchased in late 2004 and a construction permit was issued by TCEQ in late January 2005. Expansion was accomplished primarily by the addition of two larger fractionation towers and rearrangement of existing equipment. The expanded capacity was put into service and fully operational by the end of the first quarter 2005. Additionally, South Hampton signed an agreement in late January 2005 with one of the toll processing customers calling for an expansion of the White Oils Fractionation Unit by October 2005. Capacity was to be doubled to a minimum of 2,000 BPD and final test runs indicated actual capacity to be approximately 3,000 BPD. The expansion was completed within contract terms and operation of the expanded facility began in October 2005. In the summer of 2006, the Aromatics Hydrogenation Unit was modified to produce two products in addition to that of the original design. Rotating the three separate products through production should keep the unit operating steadily throughout the year
South Hampton, in support of the petrochemical operation, owns approximately 86 storage tanks with total capacity approaching 345,000 barrels, and 147 acres of land, approximately 78 acres of which are developed. South Hampton also owns a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities.
As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.
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
Mexico Specialty Products Facility, Coatzacoalcos, Mexico
As discussed in Note 20 to the Consolidated Financial Statements, in February 2004, a creditor initiated mortgage foreclosure proceedings against Coin which resulted in a court ordered award of Coin’s plant facilities to the creditor. The Company pursued all available remedies at law, to prevent or delay such legal action, but in May of 2005 negotiated a settlement whereby title to the facility was signed over to the new owner in return for a minor amount of cash and relief from certain liabilities. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. The Company then sold the stock in the corporation to another Mexican entity and recorded a gain of $5,825,668 in June of 2005.
Saudi Arabia Mining Properties
Al Masane Project
Location, Access and Transportation. The Al Masane project consists of a mining lease area of approximately 44 square kilometers in southwestern Saudi Arabia approximately 640 km southeast of Jeddah. Reference is made to the map on page 20 of this Report for information concerning the location of the Al Masane project. Presently, the site can be accessed by heavy trucks via the 20 kilometer improved gravel road from Sifah. The elevation of the Al Masane project is approximately 1,620 meters above sea level. Najran is the major town located in the area and is serviced by air from Jeddah and Riyadh. Access from the town of Najran to the project site is 130 km by a paved road to Sifah. There are scheduled flights from Jeddah to Abha and Najran. From the west, there is paved road between Abha and Gusap, and then a dirt road to the site.
Conditions to Retain Title. The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993. As holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for rental payments and other obligations required by the mining lease and repayment of an $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years beginning May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,350 annually) during the period of the lease. The Company, in accordance with the agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. Additionally, the Company paid $234,700 in March 2006, and $117,500 in February 2007, which pays the lease amounts in full through the end of 2007. In addition, the Company must pay income tax in accordance with the laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.
History of Previous Operations. The Al Masane project contains extensive ancient mineral workings and smelters which were discovered by Hatem El-Khalidi, President and CEO of the Company while flying over the area and later mapped by him on camel back during 1967. From ancient inscriptions in the area, it is believed that mining activities went on sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper. Various regional investigations of the Al Masane area have been carried out by the United States Geological Survey (“USGS”) mission. The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane. Conway undertook geologic mapping of the area in 1976. Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which lead to the discovery of the ore lenses. In 1975, Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development. In 1977, Watts, Griffis and McOuat Limited of Toronto, Canada (“WGM”) was retained by the Company to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit. By September 1980 a permanent exploration camp including water supply and power plant had been established. A program of 3,700 meters of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and

20,000 meters of surface drilling was completed by WGM in April 1981 (“Phase I”). Bulk metallurgical samples were taken from underground, and pilot plant test work was done at the Colorado School of Mines Research to confirm the laboratory test work completed previously by Lakefield Research in Canada on the drill core. This work was financed primarily with the $11 million interest-free loan from the Saudi Arabian Ministry of Finance. Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980. Although the surface expression of the gossans1 was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth. Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves. In addition, a number of studies relating to water supply for the project were completed. Environmental studies for the project were completed by independent consultants in 1995 as part of the bankable feasibility studies.
Description of Current Property Condition. WGM concluded that sufficient ore reserves were established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM of Montreal, Canada conducted this study in 1982. They concluded that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which would involve the construction of underground mining, ore treatment and support facilities. WGM’s September 1984 reevaluation of the project resulted in no substantial changes of their initial conclusions and recommendations. In 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada (“Davy”). WGM and Davy updated this study in 1996. WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and Dore2 bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the Dore bullion to be produced from the proposed cyanidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide. After the smelter refining process, the metals could be sold by the Company or the smelter for the Company’s account in the open market. As recommended by WGM, the source of power for the Al Masane site will be from diesel powered generators until such time as the site is connected to the national power grid, which is presently 20 km from the site.
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

in the area could yield significant tonnages of new ore. The 1996 update showed the estimated capital cost to bring the project into operation to be $89 million. At a production rate of 700,000 tonnes per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per tonne of ore milled. The feasibility study was updated in August of 2005, by SNC-Lavalin, Engineers and Constructors, Inc. of Toronto, Canada using the field work and conclusions of the previous studies. No design work or field work was performed, but the update was designed to apply current costs and metal prices to the existing work. The 2005 update indicates the current capital cost to be approximately $116 million with an additional $7 million needed for the addition of a Gold Recovery Circuit (“GRC”). The updated operating costs are estimated to be $53.37 per tonne of ore milled, without the GRC, or $60.01 with the GRC.
Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As prices have recovered for the 2004-2006 time period, the project becomes economically viable. If spot prices as of December 31, 2006, are used in the analysis, or even the ten year average of prices is used, the project becomes very economically attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.
The following chart illustrates the change from the previous three year average to current levels:

	Average Price	Spot Price as of	Increase/
	for 2004-2006	December 31, 2006	(Decrease)
Gold	$491.60/oz.	$632.00/oz.	$140.40/oz.
Silver	$9.03/oz.	$12.90/oz.	$3.87/oz.
Copper	$1.98/lb.	$2.81/lb.	$0.83/lb.
Zinc	$0.85/lb.	$1.93/lb.	$1.08/lb.
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
Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company is obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (“Ma’aden”), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi public stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi public stock company. According to the terms of the lease agreement the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government. However, the Company believes that it can negotiate with the government to transfer the loan with the lease to the joint stock company.
The Company is presently working with three companies organized and existing under the laws of the Kingdom of Saudi Arabia, to achieve the formation of a joint stock company under the name Al Masani Al Kobra Mining Company (“ALAK”). ALAK’s primary activity will be the mining of base metals ore and concomitant metals, and refining the ore into condensed copper, zinc, gold and silver alloys, at the Al Masane mining project location. On June 10, 2006, the Company developed a preliminary Memorandum of Understanding (“MOU”) with Thamarat Najran Company, a company organized and existing under the laws of the Kingdom of Saudi Arabia (“TNC”). The basis of the MOU was approved by the Boards of the Company and TNC on July 7 and July 3, 2006, respectively. A Partnership Agreement including three additional Saudi investment companies, Qasr Al-Ma’adin Trading Est., Dorrat Al Masane Trading Establishment, and Saudi Establishment for Trading and Construction was formed August 9, 2006 and was approved by the Board of the Company on August 28, 2006. Saudi Industrial Investment License no: 17651/1 dated January 7, 2007, was issued to it by the Industrial Investment Authority, a Saudi Government entity, which licenses and regulates industrial development in the Kingdom. While final detailed arrangements may change as the project develops, the basic terms of agreement are as follows: (1) the capitalization of ALAK will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK and the remainder will be held by the Saudi investors; (3) the Company will contribute the mining assets, mining lease, and outstanding debt of approximately $11 million for a credit of $30 million and the Saudi investors will contribute $30 million, and (4) the remaining capital will be raised by ALAK by other means (currently anticipated to be Saudi bank loans). ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry. The Company has hired an attorney and a consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) net transfer of mining assets and lease into ALAK, and (3) raising of the additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as the steps are completed. The formation of ALAK and transfer of the assets are dependent upon successfully negotiating the regulations and bureaucracy of the Saudi Government. The Company expects to accomplish this in early 2007. Any guarantees which might be required to raise the additional capital for ALAK are undetermined at this time.
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
For purposes of calculating proven and probable mineralized materials, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% was used for the Saadah zone and 88% for the Al Houra and Moyeath zones. Mining dilution is the amount of wallrack adjacent to the ore body that is included in the ore extraction process.
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
Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company’s geological, geophysical and limited core drilling disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When the Company obtains an exploration license for the Wadi Qatan and Jebel Harr areas, the Company intends to continue its exploratory drilling program in order to prove whether sufficient ore reserves exist to justify a viable mining operation; however there is no assurance that a viable mining operation can be established.
Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area reveals mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma’aden in this license. Ma’aden, which expressed an interest in the Greater Al Masane area, was informed directly by the Company that its participation as a joint venture partner in the license would be welcomed.
As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company’s rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government’s requirements in these areas and that the government should honor the Company’s claims.
The new Mining Code, adopted by the Saudi government in October, 2004, specifies that the size of an exploration license cannot exceed one hundred (100) square kilometers. However, there is no restriction on how many exploration licenses can be held by one party simultaneously. The Company is in the process of identifying the best areas of the previously explored Greater Al Masane Area and intends to re-apply for those individually. The applications, once submitted, per the Mining Code should be acted upon by the Minister within thirty working days. The approved licenses will be contributed to ALAK.
Reference is made to the map on page 20 of this Report for information concerning the location of the foregoing areas.
United States Mineral Interests
The Company’s only mineral interest in the United States is its ownership interest in Pioche. Pioche has been inactive for many years.
Nevada Mining Properties. Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property. The Company believes that the real estate value of Pioche is greater than the metal value. It is felt that the asset value at which Pioche is carried is supported by the real estate value. Therefore, at this time no definitive course of action has been determined.

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
In April 2003 South Hampton received a revised Notice of Violation (“NOV”) from TCEQ. Various claims of alleged violation were dropped, modified and added in the revised NOV and the total dollar amount of the proposed administrative penalty was reduced to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted on June 2, 2003, October 2, 2003 and November 4, 2003. South Hampton believes that the revised NOV contains incorrect information and erroneously delineates as ongoing problems matters that were corrected immediately upon discovery several years ago. South Hampton has continued to communicate with TCEQ concerning ongoing emission control facility upgrades which are being implemented independently of this action and the Company intends to continue to vigorously defend itself against the outstanding NOV. Negotiations between South Hampton and TCEQ are expected to continue in order to reach a final settlement. There was no specific action by either party on this situation during 2006.
On February 23, 2004, by court order, a creditor was awarded Coin’s plant facilities as a result of a mortgage foreclosure proceeding. The foreclosure proceedings were brought about by the lack of activity at the facility during the 2000 through 2003 time period when market conditions did not allow the Coin facility to be competitive. When the market appeared to be changing in early 2004, the Company immediately took legal steps to delay and, if possible, prevent seizure of the plant. The Company remained in control of the facility and negotiated a transfer with the new owners in May of 2005. The Company received a small cash payment to defer the expenses associated with a change of ownership, and was relieved of severance liabilities associated with the Mexican employees. Due to the impending foreclosure, management recorded a loss of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. The stock in the corporation was sold in June of 2005 and a gain of $5,825,668 resulting principally from the forgiveness of debt was recorded at that time. See Note 20 to the Consolidated Financial Statements.
ITEM 4. Submission Of Matters To A Vote Of Security Holders.
No matters were submitted to a vote of the Company’s shareholders since the last shareholders’ meeting in May of 2001.

PART II
ITEM 5. Market For Registrant’s Common Equity And Related Shareholder Matters.
The Company’s common stock has traded on the Pink Sheets and the OTC Bulletin Board during the last two fiscal years under the symbol: ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the Pink Sheets and the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Pink Sheets/OTC Bulletin Board
	High	Low
Fiscal Year Ended December 31, 2006
First Quarter ended March 31, 2006	$1.70	$1.51
Second Quarter ended June 30, 2006	$1.54	$1.38
Third Quarter ended September 30, 2006	$2.58	$2.27
Fourth Quarter ended December 31, 2006	$3.05	$2.94

Fiscal Year Ended December 31, 2005
First Quarter ended March 31, 2005	$0.35	$0.23
Second Quarter ended June 30, 2005	$0.45	$0.37
Third Quarter ended September 30, 2005	$0.70	$0.55
Fourth Quarter ended December 31, 2005	$1.11	$0.94
At December 31, 2006, there were approximately 732 recorded holders of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future. The provisions of the Petrochemical Company agreements with one of its lenders during 2005 restricts the declaration and payment of dividends and other distributions to an amount not exceeding $600,000 annually, provided there is no event of default under the relevant loan agreement. In 2005 consent was obtained, and approximately $2.6 million were distributed to the parent company with the additional being applied to outstanding debt. The current lender allows dividends to the parent company up to 30% of EBITDA. The Petrochemical Company was in compliance with this restriction as of December 31, 2006. See Note 9 to the Consolidated Financial Statements.
See Note 13 to the Consolidated Financial Statements for information about stock options outstanding and other stock awards at December 31, 2006.

ITEM 6. Selected Financial Data.
The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2006	2005	2004	2003	2002
Revenues	$98,502	$82,416	$59,793	$39,625	$36,753
Net Income (Loss)	$7,875	$16,636	$(2,551)	$(3,505)	$692
Net Income (Loss) Per Share-Diluted	$0.34	$0.73	$(.11)	$(.15)	$.03
Total Assets (at December 31)	$71,050	$66,948	$51,048	$52,672	$55,621
Notes Payable (at December 31)	$11,013	$11,026	$11,744	$11,744	$11,744
Current Portion of Long-Term Debt (at December 31)	$489	$1,426	$3,071	$3,170	$7,127
Total Long-Term Obligations (at December 31)	$5,108	$9,839	$4,916	$—	$—
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
South Hampton obtains its feedstock requirements from a sole supplier. On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier would assist with the capital required to expand a toll processing unit for a large customer. As security for the funds used to purchase capital equipment and secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility’s equipment. South Hampton elected not to take advantage of the equipment financing portion of the agreement but continues to purchase feedstock from the supplier. The lien was removed in December 2006, and South Hampton agreed to take over inventorying the feedstock which was previously carried by the supplier on South Hampton’s behalf.
In relation to the above, a contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007 and annually thereafter with thirty days written notice of termination by either party. A provision of the contract states that South Hampton will reduce the debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, $1 million of this debt was classified as current at December 31, 2005. On December 31, 2005, South Hampton owed the supplier approximately $4.3 million. In December 2006, the agreement was modified so that all purchases are simply on open account under normal credit terms and amounts owed are classified as current. The supplier is in the process of building a tank to receive feedstock from a major pipeline system and provide storage for use by South Hampton. The arrangement is viewed as a means of solidifying a dependable, long term supply of feedstock for the Company. Storage fees for this arrangement will be offset by the cancellation of tank rental fees currently in place with another party. The tank will be completed in April, 2007.
A Purchase and Sale (Factoring) Agreement with a limit of $8,500,000 (in place since 2003) was replaced in October 2005, with an asset based lending agreement with the same bank. In May 2006, this agreement was replaced by a new agreement with a different bank. The new agreement has a $12 million limit. The terms and conditions of this new agreement are discussed in Note 9 to the Consolidated Financial Statements.
On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift. The lease is for five years with title transferring to South Hampton at the end of the term.
On March 20, 2007 the Board approved expansion of the petrochemical facilities with the project expected to cost approximately $12 million. The project is expected to be completed in the first quarter of 2008. The expansion will be funded 10% by working capital and 80% by financing through a domestic bank.

MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. As discussed in Item 2. Properties, implementation of the project was delayed over the years until open market prices for metals to be produced by the mine improve. With current prices at acceptable levels, the Company has located investment partners and is proceeding to establish the mechanism for development of the mine.
Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note (the “Note”) due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,023,000 due employees working in Saudi Arabia.
The Note was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the Note from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the Note be incorporated into a loan from Saudi Industrial Development Fund to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. The Company has communicated to the Saudi government that its delay in repaying the Note is a direct result of the government’s lengthy delay in granting the Al Masane lease and requested formal negotiations to restructure this obligation. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of the Note to the Company’s share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government demands immediate repayment of the Note, which management considers unlikely, the Company would be unable to pay the entire amount due at the present time. It is management’s intent to transfer the Company’s debt obligations under the Note to ALAK with the mine assets at the appropriate time.
With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation. Management believes it has sufficient resources to manage this severance liability as necessary.
At this time, the Company has no definitive plans for the development of its domestic mining assets. It periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management will continue to review these proposals as they are received, but at this time does not anticipate making any significant domestic mining capital expenditures or receiving any significant proceeds from the sale or use of these assets. Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
		Less than		3-5	More than
Contractual Obligations	Total	1 year	1-3 years	years	5 years
Long-Term Debt Obligations	5,519,382	460,656	5,058,726	—	—
Capital Lease Obligations	77,755	28,172	49,583	—	—
Operating Lease Obligations	3,242,100	741,300	858,600	234,600	1,407,600
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	8,839,237	1,230,128	5,966,909	234,600	1,407,600

Results of Operations
Comparison of the Years 2006, 2005, 2004
Specialty Petrochemicals Segment
This discussion of the petrochemicals segment of the business uses the table below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.
South Hampton sales volumes and gross revenues increased in each of the last three years. Historically, over the last twenty years, specialty products markets generally did not experience significant volatility and prices might only be adjusted once or twice a year. In recent years as the petroleum markets have demonstrated a great deal of price volatility, a more aggressive approach to product pricing is required.
From 2004 to 2005, the Gross Sales figures indicate an increase of 45% with a volume increase of approximately 7%. The Coin facility was shut down in early 2005 but expanded Penhex production in Silsbee was activated in March 2005, thereby giving a net volume gain for the year over the previous time period. Because of the expanded capacity in Silsbee, and strong demand, the volume increased again by 9.3% from 2005 to 2006 while Gross Sales increased by 23%. The results of the dramatic rise in oil prices over the period are evident. It is important to note that the utilization rates described previously in this report and increased sales volumes for 2004 through 2006 indicate that market demand played a major role in the increased success of the Petrochemical Company. Strong demand allowed the Petrochemical Company to raise prices to the necessary level and still maintain market share.
Toll Processing. The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities. The Petrochemical Company, in January 2005, signed a contract with a current toll processing customer to add equipment sufficient to increase production capacity to up to twice the current levels by October 2005. The construction was completed on a timely basis and the increase in revenues from 2004 to 2005 is the result of the expansion program. Another expansion/modification was completed for a different tolling customer in July 2006, and the results of this work are expected to increase the utilization of that process unit. The results of the improvements for these two customers are evidenced by the increased revenues for toll processing from 2005 to 2006. Further improvement is expected as capacity remains available.

	2006	2005	2004
TOCCO
Product Sales	$93,855	$76,268	$52,428
Toll Processing	$4,647	$4,105	$3,775

Gross Revenue	$98,502	$80,373	$56,203

Volume of sales (thousand gallons)	38,073	34,826	32,685

COIN
Gross Revenue	-0-	$2,043	$3,590

TOCCO
Cost of Materials	$60,131	$45,638	$35,171
Total Operating Expense	$19,758	$17,989	$14,513
Natural Gas Expense	$5,707	$4,743	$4,472
General & Administrative Expense	$4,600	$4,281	$3,231

COIN
Cost of Materials	-0-	$503	$1,250
Total Operating Expense	-0-	$654	$1,532
Natural Gas Expense	-0-	$294	$482
General & Administrative Expense	-0-	$388	$412

Capital Expenditures	$3,734	$3,491	$2,091
Total Cost of Materials increased dramatically in recent years as mentioned in the discussion of Gross Sales. The Petrochemical Company uses natural gasoline for its feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. Alternative uses are in motor gasoline blending, ethanol de-naturing, and as a feedstock in other petrochemical processes, including ethylene crackers. The price of natural gasoline historically has an 88% correlation to the price of crude oil. The price of feedstock generally does not carry the day to day volatility of crude oil simply because the market is made by commercial users and there is not the participation of non-commercial speculators as is true with the commodities traded on the public exchanges. The Petrochemical Company maintains a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to nine months in advance as opportunities arise. The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchases rose by 30% from 2004 to 2005 and by 31.8% from 2005 to 2006.

Operating Expenses for the Petrochemical Company have increased over the past three years, with natural gas, its single largest expense, leading the way. The cost of natural gas purchases rose 6% from 2004 to 2005, and another 20% from 2005 to 2006. The Petrochemical Company also hedges a portion of its natural gas supply costs using options contracts for up to nine months ahead. The goal of that program is cost control, but as important, predictability. That program and its results are discussed in Note 19 to the Consolidated Financial Statements. Operating Expenses in general increased over the three year period — 24% from 2004 to 2005; and another 9.8% from 2005 to 2006. The increase in Operating Expenses during 2004 and 2005 resulted from higher fuel gas usage with increased plant utilization, increased labor costs due to higher wages and number of employees, increased maintenance due to increased production, and catch up of maintenance which was delayed in the prior years due to weak financial performance. By the end of 2005, maintenance was current and equipment reliability was good.
General and Administrative costs from 2004 to 2005 saw a significant increase due to legal and audit costs, insurance, taxes, and the unwinding of the ownership of Coin. From 2005 to 2006 costs increased less than 10% due primarily from an increase in insurance premiums of approximately $281,000. The Petrochemical Company has successfully emphasized its safety program to assist in keeping insurance costs under control.
Capital Expenditures were average for the needs of the plant during 2004, however, in 2005 as conditions improved, the Petrochemical Company invested money into key areas of the plant and pipeline to ensure a safe and reliable facility. In the later part of 2004, the Petrochemical Company began acquiring equipment needed to de-bottleneck the Penhex Unit and increase capacity. The project was operational in March 2005. In October 2005, the Petrochemical Company expanded its toll processing capacity. The Petrochemical Company also complied with the Pipeline Integrity requirements promulgated by Federal Department of Transportation regulations during 2005. In 2006, further modifications to a different toll processing unit were completed and operation began in July. Capital costs for expanding the toll processing units are reimbursed by the customers over five years and recorded as as a reduction to depreciation expense.
Mining Segment and General Corporate Expenses.

	2006	2005	2004
General corporate expenses	$1,242	$187	$614
None of the Company’s mining operations generate operating or other revenues. The minority interest amount represents Pioche and Coin minority stockholders’ share of the losses from the Pioche and Coin operations for years prior to 2005. In 2005, Coin operations were discontinued and no minority interest remains relating to Coin. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties. General corporate expenses increased from 2005 to 2006 primarily due to stock based compensation of $589,000 along with bonus compensation of $100,000. From 2004 to 2005 expenses decreased due to a decrease in expenses related to the Saudi Arabian location of $120,000.
The Company had no net operating loss carry forwards at December 31, 2005 or 2006.
New Accounting Standards
In 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which required that the cost resulting from all share-based payments be recognized in the financial statements, be based upon the application of a fair value-based measurement method. On January 1, 2006, the Company adopted SFAS No. 123R on a prospective basis. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148. Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and the initial adoption did not have a material impact on the results of operations.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No 153 on January 1, 2006 and the initial adoption did not have a material impact on the results of operations.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard 2006 and the initial adoption did not have a material impact on the results of operations, financial position or cash flows.
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
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on the Company’s consolidated financial statements.
In June 2006 the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. Adoption of EITF No. 06-3 is not expected to affect our financial position or results of operations.
In September 2006 the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on our consolidated financial statements.
Critical Accounting Policies
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The Company’s long-lived assets primarily include its mineral exploration and development projects. The Company’s most significant long-lived asset is the Al Masane mining project in Saudi Arabia. In March 2007 (for purposes of estimating future cash flows), price assumptions contained in the 1996 update to the Al Masane project’s feasibility study and prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.98 per pound for copper, $0.85 per pound for zinc, $492 per ounce for gold and $9.03 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production.
The Greater Al-Masane area is known to include massive sulphide deposits similar to those found in the Al-Masane area, which has been more thoroughly classified and explored. In consideration of the comparable amount of deposit area included, and the amount expended to date in the exploration efforts, and using current metal prices to evaluate the potential of the area explored, no impairment of this asset existed at December 31, 2006.
Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted. However, the Company believes that the potential real estate value of the property is such that no impairment of this asset existed at December 31, 2006.
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
Environmental Liabilities
The Petrochemical Company is subject to the rules and regulations of the TCEQ, which inspects the operations at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business and Item 3. Legal Proceedings, evidence of groundwater contamination was discovered in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years.

Also in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company’s policy to accrue remediation costs based on estimates of known environmental remediation exposure. At December 31, 2006, a liability of $200,000 was accrued to cover future estimated costs of these environmental issues.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2006, 2005 and 2004, the Company had approximately $5,100,000, $5,000,000 and $2,500,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $36,000, $35,000 and $18,200 at December 31, 2006, 2005 and 2004, respectively.
The Company is also exposed to market risk in the exchange rate of the Saudi Arabian riyal, and previously, the Mexican peso as measured against the United States dollar. The Company does not view these exposures as significant and has not acquired or issued any foreign currency derivative financial instruments.
The Petrochemical Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Petrochemical Company’s revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Petrochemical Company from time to time will engage in various hedging techniques including financial swap and option agreements. The Petrochemical Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. The Petrochemical Company’s policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials
At the end of 2005, market risk for 2006 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2005. To mitigate this risk, at December 31, 2005, the Petrochemical Company had natural gas option agreements in effect expiring in March 2006, which covered from 50% to 100% of the fuel gas requirement. The Petrochemical Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the third quarter of 2006. Assuming 2006 total petrochemical product sales volumes at the same rate as 2005, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $4,600,000 in fiscal 2006, before considering the effect of the option and swap agreements outstanding as of December 31, 2005.
At the end of 2006, market risk for 2007 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2006. To mitigate this risk, at December 31, 2006, the Petrochemical Company had natural gas option agreements in effect expiring in October 2007, which covered from 50% to 100% of the fuel gas requirement. The Petrochemical Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the third quarter of 2007. Assuming 2007 total petrochemical product sales volumes at the same rate as 2006, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $6,500,000 in fiscal 2007, before considering the effect of the option and swap agreements outstanding as of December 31, 2006.
ITEM 8. Consolidated Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of the independent registered public accounting firm thereon, are included elsewhere in this document.
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
The disclosure required by this item has been previously reported by the Company by a Current Report on Form 8-K dated January 31, 2003, a Current Report on Form 8-K/A dated January 31, 2003 and a Current Report on Form 8-K dated June 16, 2003.
ITEM 9A. Controls and Procedures.
At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.
Material Weaknesses in Internal Control
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
In connection with the preparation of our 2006 consolidated financial statements as of December 31, 2006, our independent registered public accounting firm reported two control deficiencies, which represent material weaknesses in our internal control over financial reporting. These material weaknesses resulted in, or contributed to, adjustments to our financial statements. We will be implementing several actions to fully remediate such material weaknesses.
Other than the remedial efforts noted above, there were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.
None

PART III
ITEM 10. Directors and Executive Officers of the Registrant.
The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

Name; Business Experience; Other Directorships	Age	Date of Election
John A. Crichton	90	May 1967
Chairman of the Board of the Company since 1967; Chief Executive Officer of the Company from 1967 to February 1994

Hatem El-Khalidi	82	April 1968
President of the Company since 1975; prior to 1975 Vice President of the Company; Chief Executive Officer of the Company since February 1994

Nicholas N. Carter	60	August 2004
President of the Petrochemical Company since 1987; Controller/Treasurer of the Petrochemical Company prior to 1987; Certified Public Accountant

Robert E. Kennedy	63	January 2007
President, Robert E. Kennedy and Associates, retired as General Manager for Supply, Logistics, and Procurement from Chevron Chemical in 2000

Ghazi Sultan	69	September 1993
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
The Board of Directors of the Company has an Audit Committee which is currently composed of Messrs. Ghazi Sultan and Robert E. Kennedy. The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and National Association of Securities Dealers standards for independence. The Board has also determined that Ghazi Sultan meets the Securities and Exchange Commission criteria of an “audit committee financial expert.”

The following table sets forth the name of each executive officer of the Company, his age and all the positions and offices with the Company held by him:

Name	Positions	Age
John A. Crichton	Chairman of the Board and Director	90
Hatem El-Khalidi	President, Chief Executive Officer and Director	82
Nicholas N. Carter	Secretary and Treasurer/President - TOCCO	60
Each executive officer of the Company serves for a term extending until his successor is elected and qualified
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.
ITEM 11. Executive Compensation.
Compensation Committee Report
Due to a lack of independent Board members over the past year, the Compensation Committee has largely been inactive during 2006. However the Board, in March 2007 appointed two independent members to the Committee and is in the process of updating and formalizing the Policy and Duties of the Committee. It is the intent of the Board that the salaries and other compensation of the Executives of the Company will be recommended to the Board for action at least once annually and will be based upon competitive salaries and financial performance of the Company.
This Committee was formed by the Board during March 2007. The individuals serving on the Compensation Committee of the Board of Directors are Robert E. Kennedy and Ghazi Sultan as of March 2007.
Compensation Discussion and Analysis
General
Our compensation programs are designed to attract and retain qualified individuals upon whom the sustained progress, growth, profitability, and value of the Company depend. It is the plan of the Board that through the Compensation Committee, we will develop and implement compensation policies, plans and programs to further these goals by rewarding our executives for positive financial performance. Our management provides recommendations regarding executive compensation to the Compensation Committee. We do not currently engage any consultant related to executive and/or director compensation matters.
Compensation Components
During fiscal 2006, executive compensation included base salary, annual cash and stock incentives, and benefits generally available to all employees.
Base Salary
The base salary of Mr. Carter has been subject to a standard cost of living increase annually over the past several years at the same rate as other Petrochemical segment employees. No other adjustments have been made. Mr. El-Khalidi’s remuneration has remained fixed at the current level for many years. It will be the task of the Compensation Committee to review the executive salaries annually and make recommendations as whether adjustments should be made.
Incentive Compensation
The Full Board has reviewed and acted upon the executive performance awards based upon the financial results for the years ended 2005 and 2006. The performance awards have been in the form of cash and stock and have been awarded in the first quarter of each year dependent on the results of the previous year. The Compensation Committee will take over making these recommendations and developing a formal program per the Policies which are currently under consideration. The total award is calculated based upon performance of the Company compared with the 2005 performance which is considered the base year. The award is paid in the first quarter after the financial results of the year ended are reasonably known.
Stock Option Plan
The Company does not have a Stock Option plan that is currently in operation. A previously adopted plan has not been used for several years and will need review and updating prior to activation., depending upon the compensation committees recommendation.
Other Compensation
There is no other compensation paid the executive officers.
Termination of Employment Payments
There was no termination payments paid to executive officers during 2006.
Tax Considerations
There are no tax considerations which affect the compensation of executives for the year 2006.

Summary of Executive Compensation
The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to the Company for the year ending December 31, 2006 for those persons who served as our Chief Executive Officer or Chief Financial Officer during the year and who are our two most highly compensated executive officers:
SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
				Restricted	Securities	Non-Equity	Nonqualified
				Stock	Underlying	Incentive	Deferred	All Other
Name and		Salary	Bonus	Award(s)	Options/	Plan	Compensation	Compensation
Principal Position	Year	($) (1)	($)	($)	SARs (#)	Compensation($)	Earnings($)	($) (2)	Total ($)
Hatem El-Khalidi,	2006	$72,000	—	—	—	—	—	$8,000	$80,000
President and Chief	2005	$72,000	—	—	—	—	—	$8,000	$80,000
Executive Officer, Director	2004	$72,000	—	—	—	—	—	$8,000	$80,000

Nicholas N. Carter,	2006	$163,044	$97,994	30,000	—	—		—	$291,038
Secretary and Treasurer	2005	$155,748	$45,705	—	—	—		—	$201,453
President, Petrochemical Company	2004	$139,629	$10,680	—	—	—		—	$150,309

(1)	Includes $0, $11,957 and $28,591 in compensation for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, that was deferred at the election of Mr. El-Khalidi. All present deferred compensation owing to Mr. El-Khalidi aggregating $301,282 is considered, and future deferred compensation owing to Mr. El-Khalidi, if any, will be considered payable to Mr. El-Khalidi on demand.

(2)	Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2006, 2005 and 2004, respectively, that was accrued for Mr. El-Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El-Khalidi as of December 31, 2006 was $300,000.
Employment Agreements
The Company does not have any Employment Agreements outstanding at this time.
Director Compensation
The Company did not pay any Directors fees during 2006.
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee as of March 2007 are Messrs. Robert E. Kennedy and Ghazi Sultan. Neither gentleman serves on the compensation committees of any other entities. The members of the compensation committee are non-employee directors.

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES
The following table shows information concerning the exercise of stock options during the fiscal year ended December 31, 2006 by the executive officers named in the Summary Compensation Table and the estimated value of unexercised options held by such individuals at year-end:

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs at	Options/SARs at
	Acquired on	Value	FY-End(#)	FY-End ($)(1)
Name	Exercise (#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Hatem El-Khalidi	0	0	400,000/0	$1,226,378/0
Ghazi Sultan	0	0	100,000/0	$242,634/0

(1)	Based on the closing price of $3.156 of the Company’s Common Stock on the OTC Bulletin Board on December 31, 2006.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth, as of December 31, 2006, information as to the beneficial ownership of the Company’s Common Stock by each person known by the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, by each of the Company’s executive officers named in the Summary Compensation Table, by each of the Company’s directors and by all directors and executive officers of the Company as a group.

	Shares
Name and Address	Beneficially		Percent
Of Beneficial Owner	Owned (1)		of Class
Fahad Mohammed Saleh Al-Athel	3,612,268		15.8%
c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412

Mohammad Salem ben Mahfouz	1,500,000		6.6%
c/o National Commercial Bank Jeddah, Saudi Arabia

Harb S. Al Zuhair	1,423,750		6.2%
P.O. Box 3750 Riyadh, Saudi Arabia

Prince Talal Bin Abdul Aziz	1,272,680		5.6%
P. O. Box 930 Riyadh, Saudi Arabia

Hatem El-Khalidi	474,000	(2)	2.0%
10830 North Central Expressway, Suite 175 Dallas, Texas 75231

John A. Crichton	1,650		*
10830 North Central Expressway, Suite 175 Dallas, Texas 75231

Ghazi Sultan	225,000	(3)	1.0%
P.O. Box 5360 Jeddah, Saudi Arabia 21422

Nicholas N. Carter	67,500		*
P.O. Box 1636 Silsbee, Texas 77656

All directors and executive officers as a group (6 persons)	768,150	(4)	3.3%

(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2)	Includes 400,000 shares which Mr. El-Khalidi has the right to acquire through the exercise of presently exercisable stock options. Excludes 385,000 shares owned by Ingrid El-Khalidi, Mr. El-Khalidi’s wife, and 443,000 shares owned by relatives of Hatem El-Khalidi.

(3)	Includes 100,000 shares which Mr. Sultan has the reight to acquire through the exercise of presently exercisable stock options.

(4)	Includes 500,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El-Khalidi, the wife of Hatem El-Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El-Khalidi.

Based on its stock ownership records, the Company believes that, as of December 31, 2006, Saudi Arabian stockholders currently hold approximately 58% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company’s Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.
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
ITEM 13. Certain Relationships And Related Transactions.
The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. John A. Crichton is currently a director and President of Pioche, and Mr. Hatem El-Khalidi is currently a director and Executive Vice President of Pioche. Mr. Nick Carter was elected to the Board of Pioche in November 2006, and appointed Vice President at that time. The Company is providing the funds necessary to cover the Pioche operations. During 2006 and 2005, the Company made payments of approximately $37,700 and $17,500, respectively, for such purposes. As of December 31, 2006, Pioche owed the Company $152,324 as a result of advances made by the Company. The indebtedness bears no interest.
Pursuant to a sharing arrangement, the Company and its subsidiaries share personnel, office space and other overhead expenses in Dallas, Texas with Mr. John A. Crichton, Chairman of the Board of the Company. Monthly rental on the office space is approximately $1,600. In 2005 the sharing arrangement was discontinued, and the Company elected to pay all office expenses incurred.
During 2006, South Hampton incurred product transportation costs of approximately $606,000 with Silsbee Trading and Transportation Corp. (“STTC”), a private trucking and transportation carrier in which Nicholas N. Carter, the President of TOCCO, had a 100% equity interest. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC. Lease payments at the beginning of 2006 were approximately $48,600 per month and were raised to approximately $52,100 per month as new and additional tractors and trailers were added to the fleet throughout the year. With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required. Under the lease arrangement, STTC provides the transportation equipment and all normal maintenance on such equipment and South Hampton provides the drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement. The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed. The transportation company also entered into a capital lease with South Hampton for acquisition of a motorized man lift. At the end of the five year lease period, title to the manlift will be transferred to South Hampton for a final payment of one dollar.
ITEM 14. Principal Accountant Fees and Services.
The table below sets forth the fees that Moore Stephens Travis Wolff, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2006 and 2005 and the review of its financial statements for the quarterly periods in the year ended December 31, 2006, and all other fees Moore Stephens Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005, respectively:

	2006		2005
Audit Fees		$192,176	$126,118
Audit-Related Fees		$0	$0
Tax Fees		$16,436	$7,525
All Other Fees	$		$0
Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. During 2006, each new engagement of Moore Stephens Travis Wolff, LLP was approved in advance by the Audit Committee.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.
     (a)1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets dated December 31, 2006 and 2005.
Consolidated Statements of Operations for the three years ended
          December 31, 2006.
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2006.
Consolidated Statements of Cash Flows for the three years ended
          December 31, 2006.
Notes to Consolidated Financial Statements.
     2. The following financial statement schedules are filed with this Report:
Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2006.
     3. Independent Auditors’ Report covering the financial statements of Productos Quimicos Coin, S.A. de C.V.
     4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit
Number		Description

3(a)	-	Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

3(b)	-	Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

Exhibit
Number		Description

10(a)	-	Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(b)	-	Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)	-	Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(d)	-	Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and south Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-6247)).

10(e)	-	Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and south Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-6247)).

10(f)	-	Judicial Agreement dated May 19, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Coin, S.A. de C.V. (incorporated by reference to Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

10(g)	-	Agreement dated June 6, 2005 between Fabricante Y Comercializadora Beta, S.A. de C.V. and Productos Quimicos Coin, S.A. de C.V. (incorporated by reference to Exhibit 10(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (file No. 0-6247)).

Exhibit
Number		Description

10(h)	-	Mercantile Shares Purchase and Sale Agreement dated June 9, 2005 between Texas Oil & Chemical Co. II. Inc. and Ernesto Javier Gonzalez Castro and Mauricio Ramon Arevalo Mercado (incorporated by reference to Exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file No. 0-6247)).

10(i)	-	Partnership Agreement dated August 6, 2006 between Arabian American Development Company, Thamarat Najran Company, Qasr Al-Ma’adin Corporation, and Durrat Al-Masani’ Corporation. (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file No. 0-6247)).

10(j)	-	Financial Legal Service and Advice Agreement dated August 5, 2006 between Arabian American Development Company, Nassir Ali Kadasa, and Dr. Ibrahim Al-Mounif. (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file No. 0-6247)).

14	-	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

16	-	Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247)).

21	-	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).

24	-	Power of Attorney (set forth on the signature page hereto).

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY
Dated: April 5, 2007	By:	/s/ Hatem El-Khalidi
Hatem El-Khalidi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 5, 2007.

Signature	Title

/s/ Hatem El - Khalidi Hatem El - Khalidi	President, Chief Executive Officer and Director (principal executive officer)

/s/ Nicholas N. Carter Nicholas N. Carter	Secretary and Treasurer (principal financial and accounting officer)

/s/ John A. Crichton John A. Crichton	Chairman of the Board and Director

/s/ Robert Kennedy Robert Kennedy	Director

Ghazi Sultan	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Arabian American Development Company and Subsidiaries
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of Productos Quimicos Coin S.A. de. C.V. (Coin), a majority-owned subsidiary, as of June 12, 2005, or for the period ended June 12, 2005 and the year ended December 31, 2004, the statements of which reflect total revenues constituting 5% and 10% respectively, of the consolidated totals. These statements were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with U. S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) “Share Based Payments”.
/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.
Dallas, Texas
April 5, 2007

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,939,022	$1,738,558
Trade receivables, net of allowance for doubtful accounts of $35,000 and $0, respectfully	8,893,182	12,972,657
Current portion of notes receivable, net of discount and deferred gross profit of $200,492, and $172,846 , respectively	605,955	326,772
Financial contracts	—	74,752
Financial contract deposits	1,500,000	—
Prepaid expenses and other assets	404,228	365,557
Inventories	3,576,317	1,164,674
Income tax receivable	619,598	—

Total current assets	18,538,302	16,642,970

PLANT, PIPELINE AND EQUIPMENT — AT COST	21,643,903	17,905,048
LESS ACCUMULATED DEPRECIATION	(11,017,503)	(9,678,443)

PLANT, PIPELINE AND EQUIPMENT, NET	10,626,400	8,226,605

AL MASANE PROJECT	37,137,022	36,804,098

OTHER INTERESTS IN SAUDI ARABIA	2,431,248	2,431,248

MINERAL PROPERTIES IN THE UNITED STATES	1,084,711	1,084,711

NOTES RECEIVABLE, net of discount and deferred gross profit of $172,041, and $262,293, respectively, net of current portion	1,545,714	1,349,890

OTHER ASSETS	226,769	434,646

TOTAL ASSETS	$71,590,166	$66,974,168

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — Continued

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,989,203	$1,787,353
Accrued interest	59,857	58,749
Financial Contracts	765,672	—
Accrued liabilities	1,210,054	1,282,993
Accrued liabilities in Saudi Arabia	1,645,257	2,407,282
Notes payable	11,012,500	11,025,833
Current portion of long-term debt	488,828	1,425,932
Current portion of other liabilities	584,349	305,180

Total current liabilities	18,755,720	18,293,322

LONG-TERM DEBT, net of current portion	5,108,309	9,838,662

OTHER LIABILITIES	1,621,105	1,427,376

DEFERRED INCOME TAXES	540,000	297,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	817,558	834,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock — authorized, 40,000,000 shares of $.10 par value; issued and outstanding, 22,571,994 in 2006 and 22,431,994 shares in 2005	2,257,199	2,243,199
Additional paid-in capital	37,087,206	36,512,206
Retained earnings (accumulated deficit)	5,403,069	(2,472,259)

Total stockholders’ equity	44,747,474	36,283,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,590,166	$66,974,168

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2006	2005	2004
Revenues
Petrochemical product sales	$93,854,726	$76,268,360	$52,429,267
Processing fees	4,647,431	4,105,227	3,774,528

	98,502,157	80,373,587	56,203,795

Operating costs and expenses
Cost of petrochemical product sales and processing	79,888,772	63,626,497	49,683,489
General and administrative	5,842,564	4,468,253	3,845,116
Depreciation	859,059	651,607	722,812

	86,590,395	68,746,357	54,251,417

Operating income	11,911,762	11,627,230	1,952,378

Other income (expense)
Interest income	276,184	95,214	28,089
Interest expense	(704,282)	(792,976)	(795,023)
Minority interest	17,535	8,437	9,095
Miscellaneous income	383,545	16,559	9,441

	(27,018)	(672,766)	(748,398)

Income from continuing operations before income taxes	11,884,744	10,954,464	1,203,980

Income tax expense	4,009,416	1,133,787	—

Net income from continuing operations	7,875,328	9,820,677	1,203,980

Discontinued operations
Income (loss) from operations of Coin	—	989,856	(853,772)
Gain (loss) on disposal of Coin	—	5,825,668	(2,900,964)

Income (loss) from discontinued operations	—	6,815,524	(3,754,736)

Net income (loss)	$7,875,328	$16,636,201	$(2,550,756)

Basic weighted average net income (loss) per common share

Continuing operations	$0.35	$0.43	$0.05
Discontinued operations	—	0.30	(0.16)

Net income (loss)	$0.35	$0.73	$(0.11)

Basic weighted average number of common shares outstanding	22,804,567	22,731,994	22,731,994

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the years ended December 31,

	2006	2005	2004
Diluted weighted average net income (loss) per common share

Continuing operations	$0.34	$0.43	$0.05
Discontinued operations	—	0.30	(0.16)

Net income (loss)	$0.34	$0.73	$(0.11)

Diluted weighted average number of common shares outstanding	23,030,573	22,731,994	22,731,994

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005, and 2004

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
DECEMBER 31, 2003	22,431,994	$2,243,199	$36,512,206	$(16,557,704)	$22,197,701

Net loss	—	—	—	(2,550,756)	(2,550,756)

DECEMBER 31, 2004	22,431,994	2,243,199	36,512,206	(19,108,460)	19,646,945

Net income	—	—	—	16,636,201	16,636,201

DECEMBER 31, 2005	22,431,994	2,243,199	36,512,206	(2,472,259)	36,283,146

Common Stock
Issued to Employees	40,000	4,000	56,000	—	60,000
Issued to Directors	100,000	10,000	290,000	—	300,000

Stock Options Issued to Directors	—	—	229,000	—	229,000

Net income	—	—	—	7,875,328	7,875,328

DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$5,403,069	$44,747,474

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2006	2005	2004
Operating activities
Net income (loss)	$7,875,328	$16,636,201	$(2,550,756)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	859,059	651,607	1,071,172
Accretion of notes receivable discounts	(166,959)	(50,724)	(24,432)
Accretion of unrealized gross profit	(44,534)	(40,858)	(37,483)
Unrealized (gain) loss on financial contracts	840,424	(169,951)	184,800
Loss on foreclosure of Coin plant assets	—	—	2,900,964
Gain on disposal of Coin	—	(5,825,668)	—
Stock compensation	589,000	—	—
Deferred income taxes	243,000	297,000	—
Decrease in Minority interest	(17,104)	(8,436)	(18,077)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	4,079,475	(9,774,576)	(387,223)
(Increase) decrease in notes receivable	689,386	195,717	95,050
(Increase) decrease in inventories	(2,411,643)	79,019	(587,212)
(Increase) decrease in income tax receivable	(619,598)	—	—
(Increase) decrease in other assets	207,877	(270,770)	(73,558)
Increase in financial contract deposits	(1,500,000)	—	—
Increase in prepaid expenses	(38,671)	(66,568)	(53,461)
Increase (decrease) in accounts payable and accrued liabilities	1,128,911	(81,786)	1,474,222
Increase (decrease) in accrued interest	1,108	(841,610)	853,832
Increase (decrease) in accrued liabilities in Saudi Arabia	(762,025)	(341,846)	77,288
Increase in other liabilities	—	—	8,598

Net cash provided by operating activities	10,953,034	386,751	2,933,724

Investing activities
Additions to Al Masane Project	(332,924)	(383,533)	(255,445)
Additions to plant, pipeline and equipment	(3,738,856)	(3,491,467)	(1,949,760)
(Additions to) reduction in mineral properties in the United States	—	(390)	153,572

Net cash used in investing activities	(4,071,780)	(3,875,390)	(2,051,633)

Financing activities Repayments of notes payable to stockholders	(13,333)	(718,000)	—
Advances on long-term debt	5,058,726	7,000,000	—
Repayment of long-term debt	(10,726,183)	(1,678,005)	(436,605)

Net cash provided (used) in financing activities	(5,680,790)	4,603,995	(436,605)

Net increase in cash	1,200,464	1,115,356	445,486
Cash and cash equivalents at beginning of year	1,738,558	623,202	177,716

Cash and cash equivalents at end of year	$2,939,022	$1,738,558	$623,202

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash payments for interest	$720,752	$1,490,807	$746,444

Cash paid for income taxes	$3,908,398	$837,326	$—

Supplemental disclosure of non-cash items:
Notes receivable issued for capital expansion	$952,900	$1,662,403	$—

Note payable for material purchases	$—	$—	$5,753,966

Fixed assets acquired through capital lease obligations	$—	$—	$136,876

Capital expansion amortized to depreciation expense	$(480,002)	$(104,988)	$(52,302)

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Operations of the Company
Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967. The Company’s principal business activities include manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Segment”) and developing mineral properties in Saudi Arabia and the United States (also referred to as the “Mining Segment”). All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 7 and 8).
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
Summary of Significant Accounting Policies
Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents. At December 31, 2006 and 2005, there were cash equivalents or short-term investments of $2.55 million and $1.0 million, respectively.
Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories.
Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable based upon a number of variables. The adequacy of the allowance for doubtful accounts balance is determined using historical experience and any specific customer financial difficulties of which the Company becomes aware. As of December 31, 2006 and 2005, the allowance balance was $35,000 and $0, respectively. During 2006 approximately $190,000 was written off. No amounts were written off in 2005 or 2004.
Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of the project a note receivable is recorded with an imputed interest rate. Interest rates used on outstanding notes at December 31, 2006, and 2005, were between 8% and 9%. The unearned

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
interest is reflected as a discount against the note balance. The Company evaluates the collectibility of notes based upon a working knowledge of the customer. The notes are receivable from toll processing customers with which the Company maintains a close relationship. Thus, all amounts due under the notes receivable are considered collectible and no allowance has been recorded at December 31, 2006 and 2005.
Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired. At December 31, 2006, none of the projects had reached the commercial exploitation stage. No indirect overhead or general and administrative costs have been allocated to any of the projects.
Plant, Pipeline and Equipment - Plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred.
Other Assets - Other assets include a license used in petrochemical operations and certain petrochemical assets.
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
The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2006.
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
Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan. The Company matches 100% up to 6% of pay with vesting occurring over 7 years. As of December 31, 2006, 2005, and 2004, $200,440, $197,954, and $166,868 had been made on behalf of employees.
Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.
Deferred Revenue - Deferred revenue represents the deferred gross profit due on an owner financed note from the sale of an office building. Revenue is recognized over the term of the note agreement

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
which is 10 years. At December 31, 2006 there was one payment remaining. Deferred revenue of $48,542 and $93,076 is recorded as a reduction to Notes Receivable on the Balance Sheet as of December 31, 2006 and 2005, respectively.
Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of the project a note receivable and a deferred liability are recorded to recover the project costs which were capitalized. See Note 6 – Notes Receivable. The amortization of the deferred liability is recorded as a reduction to depreciation expense. As of December 31, 2006, 2005, and 2004, depreciation expense had been reduced by $480,002, $104,989, and $52,302, respectively.
Net Income (Loss) Per Share - The Company computes basic income (loss) per common share based on the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 16).
Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar. Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of operations as a foreign exchange transaction gain or loss. The Company does not employ any practices to minimize foreign currency risks. As of December 31, 2006, 2005, and 2004 foreign currency translation adjustments were $0, $242,101, and ($94,040), respectively. In 2005 and 2004 these adjustments were included in discontinued operations.
The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions as well as changes in their laws and regulations. Any such changes could have a material adverse effect on the Company’s financial condition, operating results or cash flows.
Saudi Arabian investors, including certain members of the Company’s Board of Directors, own approximately 58% and 57% of the Company’s outstanding common stock at December 31, 2006 and 2005, respectively.
Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts receivable and the assessment of impairment of the Company’s mining assets. Actual results could differ from those estimates.
Stock-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” on a prospective basis. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148. Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
employee must pay to acquire the stock. See Note 13 for additional information relating to stock options.
Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payments awards that is ultimately expected to vest using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the consolidated statement of income for the year ended December 31, 2006 includes compensation expense based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ than those estimates.
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
The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option and swap contracts to decrease the price volatility of its natural gas fuel requirements in 2004, 2005 and 2006. These derivative agreements were not designated as hedges by the Company (see Note 19).
Fair Value of Financial Instruments – The Company’s consolidated financial instruments include cash, cash equivalents, notes payable and long-term debt. The carrying amount of cash, cash equivalents and variable rate long-term debt approximates fair value at December 31, 2006 and 2005. The fair value of fixed rate long-term debt at December 31, 2005 was $1,586,073. The fair value of the note payable to the Saudi Arabian Ministry of Finance and National Economy is not practical to estimate because quoted market prices do not exist for similar type debt instruments and there are no available comparative instruments that can be used as a basis to value this note payable.
Reclassifications – Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current year presentation. These reclassifications have no affect on the Company’s consolidated financial position, results of operations, or cash flows as of or for the years then ended.
New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and the initial adoption did not have a material impact on the results of operations.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No 153 on January 1, 2006 and the initial adoption did not have a material impact on the results of operations.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard in
2006 and the initial adoption did not have a material impact on the results of operations, financial position or cash flows.
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
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on the Company’s consolidated financial statements.
In June 2006 the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 1 — BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. Adoption of EITF No. 06-3 is not expected to affect our financial position or results of operations.
In September 2006 the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on our consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 2 — LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an shortage of current assets over current liabilities of $217,418 at December 31, 2006.

	Saudi Arabia	United States	Total
Current assets	$1,213,233	$17,325,069	$18,538,302

Current liabilities	12,676,963	6,078,757	18,755,720

Excess (shortage) of current assets over current liabilities	$(11,463,730)	$11,246,312	$(217,418)

Over the last seven years, except for brief periods when earnings were down, the petrochemical segment has been able to provide sufficient working capital to pay the operating and administrative needs of the Company and still have capital needed for major maintenance and planned capital items within the segment. During the periods when earnings were not sufficient to provide the support needed by the mining segment, the Company has relied upon shareholder loans and advances to cover its ongoing costs. However, the earnings of the petrochemical segment, even in 2004 and 2005, were not sufficient to cover the large amount of capital needed to develop the mining asset in Saudi Arabia, nor to repay the loan outstanding with the Saudi government of $11.0 million. In order to bring the project to fruition and to repay the loan, the Company will need additional financing. The mining segment is in the development stage and is a net user of cash and capital resources. With current metal prices being at acceptable levels, the Company has located investment partners and is proceeding to establish the mechanism for development of the mine. See Note 7.
The other issues being addressed by management are the accrued salaries and accrued termination benefits for the Saudi employees working in the mining segment. These amounts include an accrued termination benefit of approximately $1,023,000 due the employees and approximately $601,000 due the Company’s President in accrued salary and termination benefits. Management feels the Petrochemical Segment will generate sufficient working capital to retire these amounts in a reasonable period of time and financing will not be necessary.
The earnings of the Petrochemical Segment have been sufficient to provide working capital for the operation of the business and for the addition of needed capital improvements. Certain former lenders had restrictions on the amount of dividends the Petrochemical Segment was allowed to pass to the Company. In 2005, with the consent of lenders, approximately $2.6 million in dividends were paid to the Company and used to retire past due lease payments and shareholder loans in addition to the standard amount allowed (see Notes 7 & 9). There are no such restrictions on the payment of dividends to the Company in the agreements with current lenders.
NOTE 3 — CONCENTRATIONS OF REVENUES AND CREDIT RISK
The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries. It performs periodic credit evaluations of its customers and generally does not require collateral from its customers. For the year ended December 31, 2006, two customers accounted for 10.5% and 10.22% of total product sales. For the year ended December 31, 2005, two customers accounted for 19.6% and 11.1% of total product sales. For the year ended December 31, 2004, one customer accounted for 22.3% of total product sales. The associated accounts receivable balances for

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 3 — CONCENTRATIONS OF REVENUES AND CREDIT RISK — Continued
those customers were approximately $1.1 million and $0; and $2.0 million and $1.5 million as of December 31, 2006 and 2005, respectively. The carrying amount of accounts receivable approximates fair value at December 31, 2006.
South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed. The percentage of feedstock purchased from the supplier during 2006, 2005, and 2004 was 100%, 97%, and 96%, respectively. At December 31, 2006, and 2005, South Hampton owed the supplier approximately $1,044,000 and $4,261,000, respectively for feedstock purchases. In June of 2004, South Hampton signed a Purchase Agreement with the feedstock supplier with several conditions including a lien on the facility at Silsbee, Texas to secure the account. The agreement solidified the supply of feedstock to the facility for a two year period as long as certain conditions were met. The lien was released on December 29, 2006 and purchases are handled as a trade payable account.
NOTE 4 – SALE OF ACCOUNTS RECEIVABLE
In July of 2003, South Hampton entered into an Accounts Receivable Purchase and Sale (Factoring) Agreement which had a limit of $8.5 million by January 2005.
Under the Factoring Agreement the Company accounted for the transfers of accounts receivable as sales transactions in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement 125”. The Factoring Agreement was replaced by a Revolving Loan Agreement on October 31, 2005, with the same bank.
On May 1, 2006, the Revolving Loan Agreement was replaced by a similar agreement with another bank with more favorable terms and with a limit of $12 million (See Note 9).
NOTE 5 — INVENTORIES
Inventories include the following at December 31:

	2006	2005
Raw material	$2,577,555	$—
Finished products	998,762	1,164,674

Total inventory	$3,576,317	$1,164,674
At December 31, 2006 and 2005, current cost exceeded the LIFO value by approximately $445,000 and $601,000, respectively.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 6 – NOTES RECEIVABLE
Notes receivable balances at December 31 were:

	2006	2005
Note with processing customer (A)	$1,894,820	$1,921,702
Less discount	(270,470)	(327,318)

	1,624,350	1,594,384

Note with processing customer (B)	534,333	—
Less discount	(49,925)	—

	484,408	—

Note for sale of office building (C)	95,050	190,100
Less discount	(3,597)	(14,745)
Less deferred gross profit	(48,542)	(93,077)

	42,911	82,278

Total long-term notes receivable	2,151,669	1,676,662

Less current portion	605,955	326,772

Total long-term notes receivable, less current portion	$1,545,714	$1,349,890

(A)	The Company has notes receivable from a long term processing customer for capital costs incurred in making adjustments to the processing unit at their request. The payment term is 5 years with interest imputed at a rate of 8%. Payments of $40,851 are due monthly.

(B)	The Company has notes receivable from a long term processing customer for capital costs incurred in making adjustments to the processing unit at their request. The payment term is 3 years with interest imputed at a rate of 8%. Payments of $18,432 are due monthly.

(C)	The Company has notes receivable from a state agency from the owner financing of an office building. The payment term is 10 years with an interest rate of 9%. Payments of $95,050 are due annually.
Payments from long-term notes for the next five years ending December 31 are as follows:

Long-Term Notes
Year Ending December 31,	Receivable
2007	$806,447
2008	711,397
2009	582,373
2010	423,985
Thereafter	—

Total	2,524,202
Less: discount	372,533
$2,151,669

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 7 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA
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
As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667 at the current exchange rate per square kilometer per year (approximately $117,300 annually) during the period of the lease. The Company paid $266,000 of back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005. In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits. As of December 31, 2006 no taxes have been paid. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.
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
Masane Al Kobra Mining Company (“ALAK”). ALAK’s primary activity will be the mining of base metals ore and concomitant metals, and refining the ore into condensed copper, zinc, gold and silver alloys, at the Al Masane mining project location. On June 10, 2006, the Company developed a

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 7 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA – Continued
preliminary Memorandum of Understanding (“MOU”) with Thamarat Najran Company, a company organized and existing under the laws of the Kingdom of Saudi Arabia (“TNC”). The basis of the MOU was approved by the Boards of the Company and TNC on July 7 and July 3, 2006, respectively. A Partnership Agreement including two additional Saudi investment companies, Qasr Al-Ma’adin Corporation and Durrat Al-Masani’ Corporation, was negotiated and approved by the Saudi partners on August 9, 2006 and was approved by the Board of the Company on August 28, 2006. A third, 1%, investor was added to comply with Saudi Joint Stock Company laws. While final detailed arrangements may change as the project develops, the basic terms of agreement are as follows: (1) The capitalization of the joint stock company will be the amount necessary to develop the project, approximately $120 million, (2)the Company will own 50% of ALAK and the remainder will be held by the Saudi investors; (3) the Company will contribute the mining assets, mining lease, and outstanding debt of approximately $11 million for a credit of $30 million and the Saudi investors will contribute $30 million, and (4) the remaining capital will be raised by ALAK by other means (currently anticipated to be Saudi bank loans). ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry. The Company has hired an attorney and a consultant in Saudi Arabia to facilitate (1)the formation of the Joint Stock Company, (2)the net transfer of the mining assets and lease into the newly formed company, and (3)the raising of the additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as the steps are completed. The formation of a new Joint Stock Company and the transfer of the assets are dependent upon successfully negotiating the regulations and bureaucracy of the Saudi Government and the Company expects to accomplish this by the second quarter of 2007. It is undetermined at this time whether the Company will be required to guarantee any additional debt for ALAK.
Deferred exploration and development costs of the Al Masane Project at December 31, 2006, 2005 and 2004, and the changes in these amounts for each of the three years then ended are detailed below:

	Balance at		Balance at		Balance at
	December 31,	Activity	December 31,	Activity	December 31,	Activity
	2006	for 2006	2005	for 2005	2004	for 2004
Property and equipment:
Mining equipment	$2,160,206	—	$2,160,206	—	$2,160,206	—
Construction costs	3,140,493	—	3,140,493	—	3,140,493	—

Total	5,300,699	—	5,300,699	—	5,300,699	—

Other costs:
Labor, consulting services and project administration costs	$22,700,634	$329,904	$22,370,730	$333,867	$22,036,863	$255,445

Materials and maintenance	6,175,232	—	6,175,232	—	6,175,232	—
Feasibility study	2,960,457	3,020	2,957,437	49,666	2,907,771	—

Total	31,836,323	332,924	31,503,399	383,533	31,119,866	255,445

	$37,137,022	$332,924	$36,804,098	$383,533	$36,420,565	$255,445

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 7 — MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA – Continued
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
The deferred exploration and development costs of the “Other Interests in Saudi Arabia,” in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $900,000 is associated primarily with the Wadi Qatan and Jebel Harr areas. In the event exploration licenses for these areas are not granted, then all or a significant amount of deferred development costs relating thereto may have to be written off. At present the Company is obtaining survey information in order to reapply for these licenses under the current Mining Code.
The Company assesses the carrying values of its mining assets on an ongoing basis for impairment. Factors which may result in impairment include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. Prices currently used to assess recoverability, based on production to begin no sooner than 2008, are $2.81 per pound for copper and $1.93 per pound for zinc. Copper and zinc comprise in excess of 80% of the expected value of production. The Company has recorded no impairment losses through December 31, 2006.
NOTE 8 — MINERAL PROPERTIES IN THE UNITED STATES
The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada. In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche. Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years. The Company has recorded no impairment losses through December 31, 2006 due to the estimated real estate value of the asset.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 9 — NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS
Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2006	2005
Notes payable:
Secured note to Saudi Arabian government (A)	$11,000,000	$11,000,000
Unsecured demand notes payable to Saudi investors	-	13,333
Other	12,500	12,500

Total	$11,012,500	$11,025,833

Long-term debt:
Note with vendor (B)	460,656	4,260,906
Capital lease with affiliated party (C)	77,755	103,688
Revolving note to domestic bank (D)	—	5,000,000

Secured note to Capital Group (E)	—	1 ,900,000
Revolving note to domestic bank (F)	5,058,726	—

Total long-term debt	5,597,137	11,264,594

Less current portion	(488,828)	(1,425,932)

Total long-term debt, less Current Portion	$5,108,309	$9,838,662

(A)	The Company has an interest-free loan of $11,000,000 from the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project. The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984. None of the ten scheduled payments have been made. Pursuant to the mining lease agreement covering the Al Masane Project, the Company intends to repay the loan in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from its share of cash flows. An agreement has not yet been reached regarding either the rescheduling or source of these payments. The loan is collateralized by all of the Company’s “movable and immovable” assets in Saudi Arabia.

(B)	On June 1, 2004, South Hampton entered into a contract with a supplier for the purchase of 65,000 barrels per month of natural gasoline on an open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with 30 days written notice of termination by either party. On June 1, 2005, the term was extended to May 31, 2007. A provision of the contract states that South Hampton will begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. Therefore, the balance of $460,656 has been classified as current at December 31, 2006. The account was originally secured by a lien on the plant assets, and the lien was removed in December 2006.

(C)	On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift. The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250. Title transfers to South Hampton at the end of the term.

(D)	On October 31, 2005 South Hampton entered into a $6.0 million revolving loan agreement with a domestic bank. This agreement replaced the Purchase and Sale (Factoring) Agreement with the same bank. The note bears interest at Prime plus .25% (7.5% at December 31, 2005), payable monthly, with a 2 year term. This agreement was replaced with loan agreement (F) below. Therefore, at December 31, 2006 no amount was outstanding on this loan.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 9 — NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS – Continued
(E)	On June 30, 2005 South Hampton entered into a $2.0 million loan agreement with a capital investment group to fund the expansion of a toll processing unit. The note bears interest at 12% has a 5 year term and payments due quarterly of $100,000 plus accrued interest. This agreement was replaced with loan agreement (F) below. Therefore, at December 31, 2006 no amount was outstanding on this loan.

(F)	On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The agreement expires October 31, 2008. This agreement replaced the October 31, 2005 loan agreement with a domestic bank (D) and the June 30, 2005 loan agreement with a capital investment group (E). At December 31, 2006, there was a long-term amount outstanding of $5,058,726. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program. The interest rate on the loan varies according to several options and the amount outstanding. At December 31, 2006 the rate was 7.25%, and the amount available to be drawn was approximately $4.1 million as determined by the borrowing base of the Company. If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base. Interest is paid monthly. Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.
Principal payments of long-term debt for the next three years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations

2007	$460,656	$33,471
2008	5,058,726	33,471
2009	—	19,523

Total	$5,519,382	86,465

Less: Amount representing interest		(8,710)

Present value of future minimum lease payments		$77,755

NOTE 10 – ACCRUED LIABILITIES
     Accrued liabilities at December 31 are summarized as follows:

	2006	2005
Accrued state taxes	$554,453	$437,269
Accrued operating costs	200,000	200,000
Accrued payroll	251,971	378,300
Other liabilities	203,630	267,424

Total	$1,210,054	$1,282,993

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 11 – ACCRUED LIABILITIES IN SAUDI ARABIA
Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2006	2005
Salaries	$866,376	$1,528,422
Termination benefits	758,397	733,624
Surface rentals	—	117,333
Other liabilities	20,484	27,903

Total	$1,645,257	$2,407,282

NOTE 12 — COMMITMENTS AND CONTINGENCIES
South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service. Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $52,000 per month as new and additional tractors and trailers were added to the fleet throughout the years. Total rental costs were approximately $606,000 in 2006, $507,000 in 2005 and $414,000 in 2004 (see Note 18).
The Company is the holder of the Al Masane Mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years. At December 31, 2006, annual payments were current (see Note 7).
Future minimum lease payments under these lease agreements are as follows:

Year Ending
December 31
2007	$741,300
2008	741,300
2009	117,300
2010	117,300
2011	117,300
Thereafter	1,407,600

Total	$3,242,100

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2006 and 2005 is $66,570 related to this guaranty.
In May 2006, a $25,000 irrevocable standby letter of credit was issued by a bank in favor of the Railroad Commission of Texas for Gulf State operations. The letter of credit will expire on July 31, 2007.
Litigation - On December 31, 2004, South Hampton was a defendant in eleven lawsuits. The suits, eight of which were filed in Madison County, Illinois, and included up to 70 other defendants, primarily claimed illness and disease resulting from alleged exposure to chemicals, including benzene, butadiene and/or isoprene, during employment at various occupations. The plaintiffs claimed the

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 12 — COMMITMENTS AND CONTINGENCIES – Continued
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
The consolidated financial statements as of December 31, 2006 and 2005 include all amounts related to the defense or settlement of these lawsuits.
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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 12 — COMMITMENTS AND CONTINGENCIES – Continued
South Hampton has a liability of $200,000 recorded at December 31, 2006 and 2005, related to these environmental issues.
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $372,200 in 2006, $285,500 in 2005 and $232,100 in 2004.
NOTE 13 — SHARE-BASED COMPENSATION
Common Stock – In January 2006, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. In August 2006, the Company issued 100,000 shares of its common stock to an independent director of the Company as recognition for many years of service. Compensation expense recognized in connection with these issuances common stock was $360,000.
Stock Options - In October 1995 the Company granted the President 400,000 options to secure his accrued salary. Upon payment of the accrued salary, the options would be forfeited. The Company paid part of the accrued salary in 2006 and intends to pay the remainder in 2007.
In August 2006 the Company granted 100,000 stock options to a director of the company for his many years of service and his assistance with locating the investors who are participating in the proposed Joint Stock Company. The options have a three year exercise period at an exercise price of $2. Stock option compensation expense recognized for the year ended December 31, 2006 was $229,000. The fair value of these options was estimated on the date of grant using the fair value option pricing model with the following assumptions: (1) risk-free interest rate of 4.8%, (2) an expected life of 3 years, (3) 115% volatility and (4) no dividends.
Additional information with respect to all options outstanding at December 31, 2006, and changes for the three years then ended are as follows:

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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 13 — SHARE-BASED COMPENSATION- Continued

	2006
		Weighted average
	Shares	exercise price
Outstanding at beginning of year	400,000	$1.00
Granted	100,000	$2.00
Forfeited	—

Outstanding at end of year	500,000	$1.20

Options exercisable at December 31, 2006	500,000	$1.20

Additional information about stock options outstanding at December 31, 2006 is summarized as follows:

Options outstanding and exercisable
	Remaining	Exercise
Number	contractual life	price
400,000	undetermined	$1.00
100,000	2.7 years	$2.00
NOTE 14 – INCOME TAXES
The provision for income taxes consisted of the following:

	Year ended
	December 31,
	2006	2005
Current federal provision	$3,196,005	$394,789
Current state provision	569,903	441,998
Deferred federal provision	222,721	273,000
Deferred state provision	20,787	24,000

Income tax expense	$4,009,416	$1,133,787

Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34.06% in 2006 and 34.0% in 2005 and 2004, respectively to net income before income taxes. The reasons for this difference are as follows:

	2006	2005	2004
Income taxes at U.S. statutory rate	$4,048,863	$6,064,431	$(867,257)
State taxes, net of federal benefit	385,756	533,763	37,013
Prior year overpayments	(358,054)	—	—
Change in valuation allowance	—	(3,170,892)	(460,734)
Foreign operations with no benefit (tax) provided	—	(2,317,278)	1,276,609
Other items	(67,149)	23,763	14,369

Total tax expense	$4,009,416	$1,133,787	$—

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 14 – INCOME TAXES – Continued
The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2006	2005	2004
Deferred tax liabilities:
Plant, pipeline and equipment	$(1,462,000)	$(907,000)	$(377,000)

Deferred tax assets:
Accounts receivable	55,000	42,000	36,000
Mineral interests	236,000	236,000	236,000
Accrued liabilities	255,000	215,000	184,000
Net operating loss and contribution carry-forwards	75,000	55,000	2,870,000
Capital loss carry-forward	1,336,000	1,336,000	—
Tax credit carry-forwards	—	—	212,000
Deferred gain on sale of property	18,000	34,000	50,000
Unrealized losses on swap agreements	283,000	28,000	64,000

Gross deferred tax assets	2,258,000	1,946,000	3,652,000

Valuation allowance	(1,336,000)	(1,336,000)	(3,275,000)

Net deferred tax assets (liabilities)	(540,000)	(297,000)	—

Net deferred taxes	$(540,000)	$(297,000)	$—

The Company has provided a valuation allowance in 2006, 2005 and 2004 against certain deferred tax assets because of uncertainties regarding their realization.
At December 31, 2006, the Company had no net operating loss carry-forwards.
The Company has no Saudi Arabian or Mexican tax liability.
NOTE 15 — SEGMENT INFORMATION
As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest. Information on segments is as follows:

	December 31, 2006
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$98,502,157	$—	$98,502,157
Depreciation	858,813	246	859,059
Operating income (loss)	13,130,693	(1,238,931)	11,911,762

Total assets	$29,638,657	$42,186,790	$71,825,447

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 15 — SEGMENT INFORMATION — Continued

	December 31, 2005
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$80,373,587	$—	$80,373,587
Depreciation	651,582	25	651,607
Operating income (loss)	12,252,223	(624,993)	11,627,230

Discontinued operations (Coin)
Revenue from external customers	$2,042,676	$—	$2,042,676
Depreciation	—	—	—
Operating income	497,730	—	497,730

Total assets	$26,165,931	$40,782,018	$66,947,949

	December 31, 2004
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$56,203,795	$—	$56,203,795
Depreciation	722,401	411	722,812
Operating income (loss)	2,565,866	(613,488)	1,952,378

Discontinued operations (Coin)
Revenue from external customers	$3,589,659	$—	$3,589,659
Depreciation	348,360	—	348,360
Operating income	45,963	—	45,963

Total assets	$10,796,800	$40,251,083	$51,047,883
Information regarding foreign operations for the years ended December 31, 2006, 2005 and 2004 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Year ended December 31,
	2006	2005	2004
Revenues
United States	$98,502	$80,373	$56,203
Mexico (discontinued operations)	—	2,043	3,590
Saudi Arabia	—	—	—

	$98,502	$82,416	$59,793

	Year ended December 31,
	2006	2005	2004
Long-lived assets
United States	$12,561	$9,285	$6,550
Mexico	—	—	—
Saudi Arabia	39,568	39,235	38,852

	$52,129	$48,520	$45,402

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 16 — NET INCOME (LOSS) PER COMMON SHARE

	Year ended December 31,
	2006	2005	2004
Basic earnings per common share

Income from continuing operations	$0.35	$0.43	$0.05
Discontinued operations	—	0.30	(0.16)

Net income (loss)	$0.35	$0.73	$(0.11)

Weighted average shares outstanding	22,804,567	22,731,994	22,731,994

	Year ended December 31,
	2006	2005	2004
Diluted earnings per common share

Income from continuing operations	$0.34	$0.43	$0.05
Discontinued operations	—	0.30	(0.16)

Net income (loss)	$0.34	$0.73	$(0.11)

Weighted average shares outstanding	23,030,283	22,731,994	22,731,994
In 2005 and 2004, options for 400,000 shares in each year, were excluded from diluted shares outstanding because their effect was anti-dilutive.
NOTE 17 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2006 (in thousands, except per share data):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$24,316	$24,082	$27,541	$22,563	$98,502
Net income (loss)	2,701	2,648	514	2,012	7,875
Basic EPS	$0.12	$0.12	$0.02	$0.09	$0.35
Diluted EPS	$0.12	$0.11	$0.02	$0.09	$0.34

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter	Total
Revenues	$18,717	$21,300	$20,734	$21,665	$82,416
Net income (loss)	3,940	7,844	5,927	(1,075)	16,636
Basic and diluted EPS	$0.17	$0.35	$0.26	$(0.05)	$0.73

(1)	See “Note 20. Discontinued Operations” for the disclosure of the gain on sale of $5,825,668 recorded in the second quarter.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 18 — RELATED PARTY TRANSACTIONS
At December 31, 2006, the Company has a liability to its President and Chief Executive Officer of approximately $601,000 in accrued salary and termination benefits.
The Company shares personnel, office space and other overhead expenses in Dallas, Texas with the Company’s Chairman of the Board. The Company covers all office expenses incurred, which in 2006 was approximately $20,000.
South Hampton incurred product transportation costs of approximately $606,000, $507,000 and $414,000 in 2006, 2005 and 2004, respectively, with STTC, which is currently owned by the President of TOCCO. A previous 50% owner of STTC and officer of TOCCO retired in January 2004.
On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift. The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250. Title transfers to South Hampton at the end of the term. In 2006, gross payments of $39,000 were made.
NOTE 19 – DERIVATIVE INSTRUMENTS
South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plant. Since 1992, the Company has used a varying number of financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. The effect of these agreements is to limit the Company’s exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements. The agreements have covered approximately 20% to 40% of the average monthly feedstock requirements and up to 100% of natural gas purchases. Commodity swap agreements were entered into during 2006 with the last agreement expiring on September 30, 2007. South Hampton had option contracts outstanding as of December 31, 2006 covering various natural gas price movement scenarios through October of 2007 and covering from 50% to 100% of the natural gas requirements for each month. In September 2006, margin calls were made on the financial swaps for $2,300,000, due to the decrease in the price of natural gasoline. Prior to the end of the year $800,000 was refunded to the Company.
For the years ended December 31, 2006, 2005 and 2004 the net realized gain (loss) from the derivative agreements was ($784,048), $2,408,966 and $1,779,240, respectively. The asset (liability) as of December 31, 2006, 2005, and 2004 was (765,672), $74,752, and ($173,250), respectively. The unrealized gain (loss) of ($840,424), $169,951, and ($184,800) and the realized gain (loss) for the years ended December 31, 2006, 2005 and 2004, respectively, are recorded in cost of petrochemical product sales and processing in the consolidated statements of operations.
NOTE 20 – DISCONTINUED OPERATIONS
A creditor (bank) of Coin, holding a first lien, initiated a mortgage foreclosure proceeding that resulted in the court ordered public auction of the plant facilities in Mexico on February 23, 2004. As a result, the court awarded the plant facilities to the creditor in partial settlement of the outstanding debt owed by Coin. The court order required legal transfer of the assets to the creditor within three days; however, the transfer was delayed by the legal filings of the Company. Ultimately, management and Coin’s legal counsel were unable to determine if or when the legal transfer of ownership would occur. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004. In April 2005, management

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTE 20 – DISCONTINUED OPERATIONS — Continued
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
NOTE 21 – SUBSEQUENT EVENTS
In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement.
In February 2007 a retirement agreement was entered into with Hatem El-Khalidi, President of the Company. The agreement provides $3,000 per month in benefits to Mr. El-Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month will be paid to his surviving spouse for her the remainder of her life. A health insurance benefit will also be provided.
On February 27, 2007 the Company paid the annual lease payment of $117,300 to the Ministry of Petroleum and Mineral Resources which covers the calendar year 2007.
On March 20, 2007 the Board approved expansion of the petrochemical facilities with the project expected to cost approximately $12 million. The project is expected to be completed in the first quarter of 2008.
In the first quarter of 2007 the Company paid $200,000 of the amounts due the President leaving a balance of approximately $400,000 due for accrued salary and termination benefits.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
Arabian American Development Company and Subsidiaries Dallas, Texas
We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated April 5, 2007. Our audits also include Schedule II for this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the Schedule II at December 31, 2006, 2005, and 2004 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.
/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.
Dallas, Texas
April 5, 2007

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2006

		Charged
	Beginning	(credited)			Ending
Description	balance	to earnings	Deductions		balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2004	3,735,322	—	(460,734	)(a)	3,274,588
December 31, 2005	3,274,588	1,336,451	(3,274,588	)(a)	1,336,451
December 31, 2006	1,336,451	—	—		1,336,451

(a)	Utilization of carryforwards

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
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

Orozco Medina & Asociados, S.C.

/s/ Francisoco J. Olvera Fonseca
Francisco J. Olvera Fonseca CPA
Mexico City, Mexico
June 27, 2005

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
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

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
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