Form 10-Q
period 2007-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2007-05-14
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
COMMISSION FILE NUMBER 0-6247
ARABIAN AMERICAN DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. employer identification no.)

10830 NORTH CENTRAL EXPRESSWAY, SUITE 175 DALLAS, TEXAS (Address of principal executive offices)	75231 (Zip code)
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
Yes ☐     No ☑
Number of shares of the Registrant’s Common Stock (par value $0.10 per share), outstanding at May 10, 2007: 22,901,994.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,961,325	$2,939,022
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	10,421,594	8,893,182
Current portion of notes receivable, net of discount and deferred gross profit of $198,530 and $200,492, respectively	607,917	605,955
Financial contracts	3,726,690	—
Financial contract deposits	300,000	1,500,000
Prepaid expenses and other assets	488,757	404,228
Inventories	4,388,743	3,576,317
Income tax receivable	619,598	619,598

Total Current Assets	22,514,624	18,538,302

Plant, Pipeline and Equipment	22,385,119	21,643,903
Less: Accumulated Depreciation	(11,355,662)	(11,017,503)

Net Plant, Pipeline and Equipment	11,029,457	10,626,400

Al Masane Project	37,310,052	37,137,022
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,084,789	1,084,711
Notes Receivable, net of discount of $130,773 and $172,041, respectively, net of current portion	1,409,132	1,545,714
Other Assets	51,437	226,769

TOTAL ASSETS	$75,830,739	$71,590,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,673,437	$2,989,203
Accrued interest	61,273	59,857
Financial contracts	—	765,672
Accrued liabilities	2,530,287	1,210,054
Accrued liabilities in Saudi Arabia	1,515,148	1,645,257
Notes payable	11,012,500	11,012,500
Current portion of long-term debt	28,172	488,828
Current portion of other liabilities	584,349	584,349

Total Current Liabilities	18,405,166	18,755,720

Long-Term Debt, net of current portion	3,101,482	5,108,309
Other Liabilities, net of current portion	2,073,724	1,621,105
Deferred Income Taxes	1,946,946	540,000
Minority Interest in Consolidated Subsidiaries	815,485	817,558

STOCKHOLDERS’ EQUITY
Common Stock-authorized 40,000,000
shares of $.10 par value; issued and outstanding, 22,601,994 and 22,571,994 shares in 2007 and 2006, respectively	2,260,199	2,257,199
Additional Paid-in Capital	37,183,206	37,087,206
Retained Earnings	10,044,531	5,403,069

Total Stockholders’ Equity	49,487,936	44,747,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,830,739	$71,590,166

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	March 31
	2007	2006

REVENUES
Petrochemical Product Sales	$22,354,856	$23,586,369
Processing Fees	1,307,834	730,004

	23,662,690	24,316,373

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing	14,399,556	18,399,203

GROSS PROFIT	9,263,134	5,917,170

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,127,385	1,371,855
Depreciation	249,683	197,114

	2,377,068	1,568,969

OPERATING INCOME	6,886,066	4,348,201

OTHER INCOME (EXPENSE)
Interest Income	62,595	49,688
Interest Expense	(90,872)	(145,852)
Minority Interest	2,073	1,789
Miscellaneous Income (Expense)	(10,553)	25,524

	(36,757)	(68,851)

INCOME BEFORE INCOME TAXES	6,849,309	4,279,350

INCOME TAXES	2,207,847	1,578,069

NET INCOME	$4,641,462	$2,701,281

Basic Earnings per Common Share Net Income	$0.20	$0.12

Basic Weighted Average Number of Common Shares Outstanding	22,875,594	22,765,327

Diluted Earnings per Common Share Net Income	$0.20	$0.12

Diluted Weighted Average Number of Common Shares Outstanding	23,192,286	22,916,106

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL

DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$5,403,069	$44,747,474

Common Stock Issued to Employees	30,000	3,000	96,000	—	99,000

Net Income	—	—	—	4,641,462	4,641,462

MARCH 31, 2007	22,601,994	$2,260,199	$37,183,206	$10,044,531	$49,487,936

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

OPERATING ACTIVITIES
Net Income	$4,641,462	$2,701,281
Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	249,683	274,659
Accretion of notes receivable discounts	(41,268)	(35,187)
Unrealized (Gain) Loss on Financial Contracts	(4,492,362)	(426,308)
Stock Compensation	99,000	60,000
Deferred Income Taxes	1,406,946	(297,000)
Postretirement Obligation	527,955	—
Minority interest	(2,073)	(1,789)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(1,528,412)	1,562,701
Decrease in Notes Receivable	175,888	101,141
(Increase) Decrease in Inventories	(812,426)	406,074
Decrease in Other Assets	175,332	248,842
(Increase) Decrease in Financial Contract Deposits	1,200,000	(700,000)
(Increase) Decrease in Prepaid Expenses	(84,529)	45,849
Increase in Accounts Payable and Accrued Liabilities	1,004,467	1,053,216
Increase (Decrease) in Accrued Interest	1,416	(58,749)
Decrease in Accrued Liabilities in Saudi Arabia	(130,109)	(244,407)
Increase (Decrease) in Other Liabilities	66,571	(77,544)

Net Cash Provided by Operating Activities	2,457,541	4,612,779

INVESTING ACTIVITIES
Additions to Al Masane Project	(173,030)	(172,011)
Additions to Plant, Pipeline and Equipment	(794,647)	(805,037)
Additions to Mineral Properties in the United States	(78)	(64)

Net Cash Used in Investing Activities	(967,755)	(977,112)

FINANCING ACTIVITIES
Repayment of Long-Term Debt	(2,467,483)	(3,984,287)

Net Cash Used in Financing Activities	(2,467,483)	(3,984,287)

NET DECREASE IN CASH	(977,697)	(348,620)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,939,022	1,738,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,961,325	$1,389,938

Supplemental disclosure of cash flow information:
Cash payments for interest	$89,455	$169,539

Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$141,907	$77,545

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Interim period results are not necessarily indicative of the results for the calendar year. For additional information please refer to the consolidated financial statements and footnotes thereto.
These financial statements include the accounts of Arabian American Development Company (the “Company”) and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. (“South Hampton”). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company’s Specialty Petrochemicals Segment. Pioche and the Company’s mineral properties in Saudi Arabia constitute its Mining Segment.
2.	RECENT ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 157
In September 2006 the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company is currently evaluating the impact adoption of SFAS 157 may have on the financial statements.
     FASB Statement No. 159
In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on the financial statements.

3.	INVENTORIES
Inventories include the following:

	March 31, 2007	December 31, 2006

Raw material	$3,109,952	$2,577,555
Petrochemical products	1,278,791	998,762

Total inventory	$4,388,743	$3,576,317

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market. At March 31, 2007, and December 31, 2006, current cost exceeded LIFO value by approximately $934,000 and $445,000, respectively,
4.	NET INCOME PER COMMON SHARE
The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Income from operations	$4,641	22,875	$0.20	$2,701	22,765	$0.12

Dilutive stock options outstanding		317			151

Diluted Net Income per Share:
Income from operations	$4,641	23,192	$0.20	$2,701	22,916	$0.12

At March 31, 2007, and 2006, 500,000 and 400,000 potential common stock shares, respectively, are issuable upon the exercise of options.
5.	SEGMENT INFORMATION
As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended March 31, 2007	Petrochemical	Mining	Total

Revenue from external customers	$23,662,690	$—	$23,662,690
Depreciation	249,605	78	249,683
Operating income (loss)	7,794,147	(908,081)	6,886,066

Total assets	$33,997,848	$41,832,891	$75,830,739

Three Months ended March 31, 2006	Petrochemical	Mining	Total

Revenue from external customers	$24,316,373	$—	$24,316,373
Depreciation	274,621	38	274,659
Operating income (loss)	4,638,272	(290,071)	4,348,201

Total assets	$25,251,327	$40,847,343	$66,098,670

Information regarding foreign operations for the three months ended March 31, 2007 and 2006 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended
	March 31,
	2007	2006
Revenues
United States	$23,663	$24,316
Saudi Arabia	—	—

	$23,663	$24,316

Long-lived Assets
United States	$12,088	$9,815
Saudi Arabia	39,741	39,407

	$51,829	$49,222

6.	LEGAL PROCEEDINGS
In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act. No action occurred on this item in the first quarter of 2007.
7.	LIABILITIES AND LONG-TERM DEBT
In May 2006, South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by Accounts Receivable and Inventory. The agreement expires October 31, 2008. The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program. At March 31, 2007, approximately $3.1 million was outstanding.
A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party. The supplier is currently the sole provider of the facility’s feedstock supply although other sources are available. On June 1, 2005, the contract was extended to May 31, 2007. The account was originally secured by a lien on plant assets. The lien was removed in December 2006, and the account was placed on open status.
During the first quarter of 2006, $147,000 of the liability to the Company’s President and Chief Executive Officer was paid. In the first quarter of 2007 approximately $150,000 of the liability to its President and Chief Executive Officer was paid.
8.	DERIVATIVE INSTRUMENTS
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
On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton. The policy adopted by the Board specifically prohibits the use of the account for speculative transactions. The operating guidelines adopted by management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended. TOCCO had option and swap contracts outstanding as of March 31, 2007, covering various natural gas price movement scenarios through October of 2007 and covering from 50% to 100% of the natural gas requirements for each month. As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through December of 2007. For the three months ended March 31, 2007 and 2006, the net realized loss from the derivative agreements was approximately $115,000 and $167,000, respectively. There was an unrealized gain for the three months ended March 31, 2007 and 2006 of approximately $4,492,000 and $426,000, respectively. The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2007 and 2006.
The fair value of the derivative asset at March  31, 2007 totaled $3,726,690 and the fair value of the derivative liability at December 31, 2006 totaled $765,672, resulting in an unrealized gain at March 31, 2007 of $4,492,362.
9.	SHARE-BASED COMPENSATION
Common Stock
In March 2007, the Company issued 30,000 shares of its common stock to certain employees and executives of the Company for services rendered. In January 2006, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. The Company valued the common stock issued to employees and executives based on the fair value of its common stock on the date of grant. Compensation expense recognized in connection with these issuances was $99,000 and $60,000 for the three months ended March 31, 2007 and 2006, respectively.
     Stock Options
A summary of the status of our stock option awards is presented below:

		Weighted
		Average
		Exercise
	Number of	Price
	Stock	per
	Options	Share

Outstanding at January 1, 2007	500,000	$1.20
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2007	500,000	$1.20

Exercisable at March 31, 2007	500,000	$1.20

Outstanding options of 400,000 at January 1, 2007 have an indefinite life. The remaining outstanding 100,000 options have a remaining contractual life of 29 months.
10.	INCOME TAXES
The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.
11.	POST RETIREMENT OBLIGATIONS
In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement. A liability of approximately $148,000 was recorded at March 31, 2007 based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.
In February 2007 a retirement agreement was entered into with Hatem El-Khalidi, President of the Company. The agreement provides $3,000 per month in benefits to Mr. El-Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided. A liability of approximately $440,000 was outstanding at March 31, 2007, based upon an annuity single premium value contract value.
12.	SUBSEQUENT EVENTS
On April 26, 2007, the Company appointed Dr. Ibrahim Al-Moneef to the Board of Directors. Dr. Al-Moneef will participate as a member of the Audit, Compensation, and Nominating Committees. Dr. Al-Moneef has more than 45 years experience as a financial professional. Currently, he serves as owner and chief editor of The Manager Monthly Magazine, a Saudi Business journal. Previously, he served in a variety of positions culminating as President and CEO of Mawarid Group, a company he served for 11 years. Previous roles include President and CEO of ACE Group in Middle East, and President and CEO of Saudi Consolidated Electric Company. Dr. Al-Moneef earned a Doctor of Business Administration degree from Indiana University, and an MBA from Texas Tech University, completed with honors.
The Company has scheduled a shareholder’s meeting for June 13, 2007. The meeting is to be held in Dallas, TX and will deal with the election of Directors and the appointment of Auditors. Shareholders who did not receive Proxy materials are asked to contact the Company for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
Statements in Part 1, Item 2 as well as elsewhere in, or incorporated by reference in, this Quarterly Report on Form 10-Q regarding the Company’s financial position, business strategy and plans and objectives of the Company’s management for future operations and other statements that are not historical facts, are “forward-looking statements” as that term is defined under applicable Federal securities laws. In some cases, “forward-looking statements” can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “contemplates,” “proposes,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; competition; industry cycles; feedstock, specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company’s filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q, all of which are difficult to predict and many of which are beyond the Company’s control.
On July 31, 2006, the Company, which was quoted on the Pink Sheets for the last four years, began trading on the OTC Bulletin Board. The change was pursued by the Company in an effort to expand the availability of information and increase the liquidity of the Company’s common stock for the benefit of its shareholders. Assisting the Company in changing its trading venue to the OTC Bulletin Board was Westminster Securities Corp., a full service brokerage firm headquartered in New York.
LIQUIDITY AND CAPITAL RESOURCES
The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. A discussion of each segment’s liquidity and capital resources follows.
SPECIALTY PETROCHEMICALS SEGMENT. Historically, this segment has contributed all of the Company’s internally generated cash flows. As the petroleum markets have fluctuated the last twenty years, South Hampton was able to remain competitive by raising prices, cutting costs, shifting focus, or developing new markets as necessary. Product demand has continued to be strong during the last several years of fluctuating petroleum markets. These conditions allowed the Petrochemical segment to report significant earnings and adapt to continuing volatility of the markets. The Company also took advantage of increased demand by increasing its production capacity by 30% in the first quarter of 2005. This increased capacity was fully utilized over the last twenty-four months and further expansion to double the volume of products available was approved by the Board of Directors on March 20, 2007. Equipment procurement is underway and the project is anticipated to be operational in the first quarter of 2008. Financing is being provided by the Bank of America on a secured basis. The project will allow the company to realize the benefits of increasing market demand and maintain its present position as a market leader.
A contract is in place between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2007, and year to year thereafter, with thirty days written notice of termination by either party. The contract is based on a normal credit line with no security. The supplier is currently the sole provider of feedstock, although other sources are available in the open market. At March 31, 2007, South Hampton owed the supplier approximately $1.55 million.
On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered man lift. The lease is for five years with title transferring to South Hampton at the end of the term.
MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. Implementation of the project has taken many years to come to fruition due to many factors such as insufficient world metal prices, lack of infrastructure nearby, and scarcity of investment capital for mining projects. As the world economy and metal prices have improved over the last several years, investment viability has improved and steps are being taken to take advantage of the very active mining investment climate.
During 2005, the Company paid past due lease amounts of $586,000 plus $117,000 due for 2006. The 2007 lease payment of $117,000, due January 1, 2007, was paid on February 27, 2007.
The Company is presently working with four companies organized and existing under the laws of the Kingdom of Saudi Arabia, to form a closed Saudi joint stock Company under the name Al Masane Al Kobra Mining Company (“ALAK”). The Company’s mining lease will be transferred to ALAK. ALAK will then build the mining and treatment facilities and start mining the ore reserves of zinc, copper, silver and gold which had been developed in the area by the Company. In addition, any other ore to be discovered and developed during the Company’s mining lease period which ends in 2023 will also be developed. In accordance with the mining lease agreement, the lease can be extended for another 20 years. The ore will be treated on site, transforming it into copper, and zinc concentrates, to be sold to zinc and copper refineries, and gold and silver bullion. On June 10, 2006, the Company signed a preliminary Memorandum of Understanding (“MOU”) with Thamarat Najran Company (“TNC”), a Company organized and existing under the laws of the Kingdom of Saudi Arabia. The basis of the MOU was approved by the Board of the Company and TNC on July 3, 2006. On August 6, 2006, a Partnership Agreement was signed by the Company and TNC which included two additional Saudi investment companies, Qasr Al Ma’adin Corporation and Durrat Al Masani, Corporation. The agreement was approved by the Board of the Company on August 28, 2006 and the draft of the Articles of Association of ALAK, and its bylaws have been prepared, which included another Saudi partner, Saudi Establishment for Trading & Construction. While final details may change, the basic terms of agreement are as follows: (1)the capitalization of ALAK will be the amount necessary to develop the project, approximately $120 million, (2)the Company will own 50% of ALAK with the other 50% being held by the Saudi investors, (3)the Company will contribute the mining assets and mining lease for a credit of $30 million and the Saudi investors will contribute $30 million cash, and (4)the remaining capital will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. The Company will have three directors representing its interests on a six-member board of directors with the Chairman of ALAK chosen from the three directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties. ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry. The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate: (1)the formation of ALAK, (2)the transfer of the mining assets and lease into ALAK, and (3) the raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The formation of ALAK and the transfer of the mining lease are anticipated to be completed during 2007. Plans to raise additional capital for ALAK will be finalized after ALAK is formed, and the mining lease is transferred.
Between March 19, 2007, and March 27, 2007, a delegation of 9 mining engineers, geologists and an economist from the China National Geological & Mining Corporation (“CGM”) visited the Company’s office and the Al Masane mine site upon the invitation of the Saudi joint venture partners. They collected necessary data and information for the Al Masane project in order to determine if they would bid on its construction on a turnkey basis together with NESMA, a major Saudi construction company as the main contractor. On March 27, 2007, at the conclusion of the visit an MOU was signed by a representative of ALAK, the Company, NESMA, and CGM, which stated that CGM would submit a preliminary general layout plan and drawing within 10 days and that CGM will submit its final offer for turnkey construction and commissioning based on an updated feasibility study within three months after the invitation to tender offer by the Company is given to it. The tender offer is being prepared and will be given to CGM by ALAK when it is officially formed and obtains its commercial registration from the Ministry of Commerce and Industry.
After initialization, the work plan will take approximately twenty-two (22) months to complete, after which commercial production would begin. The Company, on April 20, 2005, signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (“SNC-Lavalin”), to update the fully bankable feasibility study. The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August of 2005. The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. The firm concluded that capital expenditure of approximately $115 million is needed to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery. The study was then turned over to a separate and independent consultant for further analysis and to allow the economic feasibility to be reviewed. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (“Molinari”) concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.
Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible. As prices have recovered the project becomes economically viable over the three year period, 2004 through 2006. If spot prices as of March 30, 2007, are used in the analysis, or even the ten year average of prices is used, the project becomes economically very attractive. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.
The following chart illustrates the change from the prices of 2004 and 2006 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2004-2006	03/30/2007	Increase

Gold	$491.60 per ounce	$661.75 per ounce	34.61%
Silver	$9.03 per ounce	$13.35 per ounce	47.84%
Copper	$1.98 per pound	$3.15 per pound	59.09%
Zinc	$0.85 per pound	$1.49 per pound	75.29%
On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of

Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane. In August of 2006, the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004. The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area. There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations. Exploration licenses are being prepared and will be submitted in the name of ALAK when commercial registration is obtained from the Ministry of Commerce and Industry.
Management is also addressing two other significant financing issues within this segment. These issues are the $11 million note payable to the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,023,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company’s President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $601,000 at December 31, 2006 and $471,000 as of March 31, 2007).
Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (“SIDF”) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. As a part of the current arrangement with the formation of the joint stock company (ALAK), the liability for the loan is intended to be transferred along with the assets and lease of the mining activity to the new organization. Any continuing guarantees or liabilities are undetermined at this time. In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would have to investigate options available for refinancing the debt.
With respect to the accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation until ALAK actually takes over the facility. Management believes it has sufficient resources to manage this severance liability as necessary. In 2007 the President has been paid approximately $150,000 of the total amount owed, and plans are to eliminate the balance by the end of the year.
As noted previously, the Company’s mineral interests in the United States consist solely of its holdings in Pioche, which has been inactive for many years. Pioche properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. A claim consists of 22.5 acres and by being “patented”, the Company actually owns the surface area. “Unpatented” means the Company leases the surface area, and owns the mineral deposits. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche; however, the mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted. In August 2004, the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company’s ownership interest in Pioche to approximately 55%. The recent high metal prices and positive outlook on the metals markets have generated a renewed interest in the properties. Inquiries are evaluated as they appear and the Company is investigating the best use of the properties. A recent review of the property indicates the real estate value may preclude the practicality of developing mining operations.
The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. Mr. John Crichton, Chairman of the Board, has world wide experience as a renowned oil and mineral consultant to major companies. He is the holder of a MSc. Degree in Petroleum Engineering from MIT. Mr. Hatem El-Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration. Mr. El-Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project. The third board member, Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas. Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. In that position, a $200 million annual budget was under his direct control and supervision. Mr. Sultan supervised the work of the USGS (United States Geological Survey) Mission in Saudi Arabia, the BRGM (French Government Mineral Survey), and the British Riofenix Mission (owned by Rio Tinto Mining Company). All of these studies explored and evaluated many mineral deposits for the Ministry in Saudi Arabia with some becoming mines. Mr. Sultan is a member of the Audit and Compensation Committees of the Company. The fourth Board member, Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical plant. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter replaced Mr. Mohammed Al-Omair on the Board effective April 27, 2006. Mr. Robert E. Kennedy was elected to the Board on January 15, 2007 and has extensive experience in the petrochemical industry with over 30 years service with Gulf Oil and Chevron Chemical. In 1989, while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999. Mr. Kennedy retired from his position as General Manager for Supply, Logistics, and Procurement with Chevron Chemical in 2000 and is a member of the Company’s Audit and Compensation Committees.
     Operating Activities
Cash provided from operations was approximately $2,458,000 in the first quarter of 2007 compared with approximately $4,613,000 in the same period of 2006. The decline of about $2,155,000 is primarily due to an increase in trade receivables of approximately $3,091,000, an increase in inventory of roughly $1,219,000, and a decrease in financial contract deposits of $1,900,000. The Company’s net income increased by approximately $1,940,000 but was offset by an increase of non-cash charges including an unrealized gain on financial contracts of approximately $4,066,000, an increase in deferred income taxes of roughly $1,704,000, and an increase in post retirement obligations of about $528,000.
     Investing Activities
Cash used in investing activities was approximately $968,000 in the first quarter of 2007, a decline of about $9,000 compared with cash used in investing activities of roughly $977,000 in the corresponding period of 2006. The decrease was primarily due to a reduction of approximately $10,000 in additions to Plant, Pipeline and Equipment.
     Financing Activities
Cash used for financing activities was approximately $2,467,000 in the first quarter of 2007 compared to about $3,984,000 in the first quarter of 2006. The primary reason for reduction in principal payments on long-term debt in the first quarter of 2007 compared to the same period of 2006 was the decrease in the amount of long-term debt carried by the Company. The Company made principal payments on long-term debt during the first quarter of 2007 of $2,000,000 million on the Company’s revolving line, approximately $9,000 on the capital lease, and about $458,000 toward a vendor payable. The Company made principal payments on long-term debt during the first quarter of 2006 of $2,000,000 on the Company’s revolving line, approximately $6,000 on the capital lease, $100,000 on a secured note, and about $1,878,000 on a note due to a vendor.
RESULTS OF OPERATIONS
SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2007, total petrochemical product sales decreased by $1.23 million and toll processing fees increased by $0.57 million for a net decrease in revenue of $654,000 or 3%. Sales volume for the same period of 2007 versus 2006 decreased by about 3.5% indicating that the demand might not be quite as strong as a year earlier but sales prices have been fairly stable. During these comparable periods, the cost of petrochemical sales and processing (excluding depreciation) decreased approximately $4,000,000 or 22% from the same period in 2006. Consequently, the total gross profit margin on revenue in the first quarter of 2007 increased approximately $3,346,000 or 57% compared to the same period in 2006. The change in gross profit margin for the period was primarily due to the change in the fair value of derivatives for feedstock purchases. The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive results during the short term when price fluctuations are significant as they were in the first quarter of 2007.
The cost of petrochemical product sales and processing and gross profit margin for the three months ended March 31, 2007 includes an unrealized gain of approximately $3,841,000 on the derivative agreements.
Growth of the North American markets served has generally been 2% to 3% annually over the last ten (10) years. The Company’s growth in volume has generally matched that trend over the same time period, although after the March 2005 expansion the growth rate in sales increased above the industry wide growth rate. The Company bases its marketing philosophy on high quality, consistent product, and service to the customer and believes this is essential to being successful in this specialty product marketplace. In addition to growth in the North American market, the Company is actively pursuing export opportunities
Demand has remained strong for most products through the first quarter of 2007, and the process ran at 92% of capacity per calendar day for the first quarter which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.
Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection. Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed. Approximately 50% of the Company’s monthly feedstock requirements for three to nine months ahead are covered at any one time. This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. In the first quarter of 2007, the natural gasoline derivative agreements had a realized loss of approximately $95,500 and an unrealized gain of approximately $3,859,000 for a total positive effect of approximately $3,763,000. The program is designed to be insurance against unforeseen dramatic price swings rather than as a speculative profit center. It operates mostly as a “buy and hold” program.
The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first quarter of 2007 as compared to historical levels. The Company has option contracts in place for fuel gas through the third quarter of 2007 in order to minimize the impact of price fluctuations in the market. The Company was also able to pass through price increases as they have occurred. In the first quarter of 2007, the natural gas derivative agreements had a realized loss of approximately $19,500 and an unrealized loss of approximately $17,000.
Toll processing fee revenue for the first quarter of 2007 of approximately $1,308,000 represents an increase of approximately $577,000 or 79% above the fees for the same period in 2006. The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise during the remainder of 2007 and beyond as expanded facilities for a major customer were completed in October 2005. The revised contract with this customer will generate additional processing fees and contains a capital repayment feature. The project began operations on schedule (considering the hurricane caused delay) and is producing high quality products in the volumes requested by the customer. There are shortages in the markets served by this process, and it is expected the expanded unit will run at high rates for the remainder of 2007. A project expanding the capacity of a tolling unit for a different customer was operational by August 3, 2006, and is expected to further enhance tolling revenues.
While the volume of feedstock purchased is rising because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases. The Company has absorbed most of the increased working capital needs through cash flow, and the line of credit is only partially used.
MINING SEGMENT AND GENERAL CORPORATE EXPENSES. None of the Company’s other operations generate significant operating or other revenues. The minority interest amount represents the Pioche minority stockholders’ shares of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.
The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project including the lease payment of $117,300 per year. In the first quarter of 2007, the Company capitalized approximately $173,000 in development expenditures and recorded approximately $61,000 as expense. After the mine is contributed to the Joint Stock Company (ALAK), the ongoing maintenance and operation expense will be paid within that entity, however the Company expects that expenses required to oversee the Company’s investment will continue at a reduced rate.
The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect the carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of any mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2007 are $3.15 per pound for copper and $1.49 per pound for zinc for the projected life of the mine. Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2007. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.
The Balance Sheet of the Company had several noteworthy changes in the quarter ending March 31, 2007 when compared to that which was published for December 31, 2006, mostly as a result of activity in the petrochemical segment. Trade receivables increased as of the end of the quarter by $1.528 million to $10.421 million. The balance at the end of the year was lower due to decreased sales for the last two weeks of December. The quarter ending balance is considered more normal. The average collection period remains normal for the business. Inventories increased at quarter end due to an increase in the volume of feedstock inventory the Company had on hand at the end of the period. The increase of approximately $812,000 fell within the normal ebb and flow of the business and carried no significant meaning from a management viewpoint. As discussed previously, financial contracts moved from a current liability of approximately $765,000 due to an unrealized loss, to a current asset of approximately $3,726,000 due to unrealized gain as of March 31, 2007. The increase in Plant, Pipeline and Equipment of $742,000 is mainly due to continued work at the truck and rail loading facility which is being expanded in anticipation of the expanded process capability approved by the Board on March 20, 2007. The facility had not had significant improvements in several years and was due to be upgraded for safety and efficiency purposes. The project should be complete in the third quarter of 2007. Accrued liabilities increased due to increased amounts of deferred income taxes.
General and Administrative costs for the first quarter of 2007 increased $755,530 from the same period in 2006. A majority of the increase is due to approximately $528,000 of expense related to post retirement agreements that were signed in January and February of 2007. The remaining difference is due to generally higher labor costs and increased business activity.
Interest expense for the first quarter of 2007 of approximately $91,000 represents a decrease of approximately $55,000 or 38% below the fees for the same period in 2006. Interest expense decreased in 2007 due to decreases in note payable balances.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Control and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii)is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As reported in Item 9A of our Annual Report on Form 10-K filed April 5, 2007, two control deficiencies were determined to be material weaknesses (as defined in Public

Company Accounting Oversight Board Auditing Standard No.2). These items related to accounting for income taxes and timely preparation of financial statements in accordance with GAAP.
In response to the foregoing material weaknesses, the Company has contracted with an independent, outside party to provide additional accounting resources and assist management in providing accurate and timely financial statements.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
NONE.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
NONE.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
The Company has an $11 million note payable to the Saudi Arabian government that was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. As a part of the current arrangement with the formation of the joint stock company (ALAK), the liability for the loan is intended to be transferred along with the assets and lease of the mining activity to the new organization. Any continuing guarantees or liability is undetermined at this time. In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would have to investigate options available for refinancing the debt.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.
ITEM 5. OTHER INFORMATION.
NONE.

ITEM 6. EXHIBITS.
The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit
Number		Description

3(i)	—
Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247)).

3(ii)	—	Bylaws of the Company, as amended through March 4, 1998 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(a)	—
Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(b)	—
Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247)).

10(c)	—
Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).

10(d)	—
Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-6247)).

10(e)	—
Letter Agreement dated May 7, 2005 between Sheikh Fahad Al-Athel and the Company (incorporated by reference to Exhibit 10(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-6247)).

Exhibit
Number		Description

10(f)	—
Partnership Agreement dated August 6, 2006 between Arabian American Development Company, Thamarat Najran Company, Qasr Al-Ma’adin Corporation, and Durrat Al-Masani’ Corporation (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (file No. 0-6247)).

10(g)	—
Financial and Legal Service and Advice Agreement dated August 5, 2006 between Arabian American Development Company, Nassir Ali Kadasa, and Dr. Ibrahim AL-Mounif (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (file No. 0-6247)).

10(h)*	—	Retirement Awards Program dated January 17, 2007 between Arabian American Development Company and Jack Crichton.

10(i)*	—	Retirement Awards Program dated February 16, 2007 between Arabian American Development Company and Hatem El-Khalidi.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2007	ARABIAN AMERICAN DEVELOPMENT COMPANY (Registrant)
	By:	/s/ NICHOLAS CARTER
Nicholas Carter
Treasurer