Form 10-Q
period 2007-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2007-08-14
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Large accelerated filer ____Accelerated filer ____Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes__No  X

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 10, 2007: 22,901,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007 (unaudited)	DECEMBER 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1,951,544	$2,939,022
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	11,463,346	8,893,182
Current portion of notes receivable, net of discount and deferred gross profit of $148,353 and $200,492, respectively	563,044	605,955
Financial contracts	3,166,111	--
Financial contract deposits	--	1,500,000
Prepaid expenses and other assets	421,340	404,228
Inventories	3,139,093	3,576,317
Income tax receivable	619,598	619,598
Total Current Assets	21,324,076	18,538,302

Plant, Pipeline and Equipment	24,711,814	21,643,903
Less: Accumulated Depreciation	(11,754,519)	(11,017,503)
Net Plant, Pipeline and Equipment	12,957,295	10,626,400

Al Masane Project	37,363,373	37,137,022
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,084,755	1,084,711
Notes Receivable, net of discount of $92,254 and $172,041, respectively, net of current portion	1,269,803	1,545,714
Other Assets	48,574	226,769

TOTAL ASSETS	$76,479,124	$71,590,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,130,885	$2,989,203
Accrued interest	60,508	59,857
Financial contracts	--	765,672
Accrued liabilities	2,536,965	1,210,054
Accrued liabilities in Saudi Arabia	1,374,785	1,645,257
Notes payable	11,012,000	11,012,500
Current portion of long-term debt	28,172	488,828
Current portion of other liabilities	588,856	584,349
Total Current Liabilities	17,732,171	18,755,720

Long-Term Debt, net of current portion	3,094,513	5,108,309
Other Liabilities, net of current portion	1,396,638	1,621,105
Deferred Income Taxes	1,788,329	540,000
Minority Interest in Consolidated Subsidiaries	807,209	817,558

STOCKHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 22,601,994 and 22,571,994 shares in 2007 and 2006, respectively	2,260,199	2,257,199
Additional Paid-in Capital	37,183,206	37,087,206
Retained Earnings	12,216,859	5,403,069
Total Stockholders' Equity	51,660,264	44,747,474
	$76,479,124	$71,590,166
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2007	2006	2007	2006

REVENUES
Petrochemical Product Sales	$25,751,146	$22,795,530	$48,106,002	$46,381,899
Processing Fees	1,389,546	1,286,744	2,697,380	2,016,748
	27,140,692	24,082,274	50,803,382	48,398,647

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing	21,972,573	17,995,788	36,372,129	36,394,991
GROSS PROFIT	5,168,119	6,086,486	14,431,253	12,003,656

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	1,715,405	1,395,044	3,842,790	2,766,899
Depreciation	254,233	287,832	503,916	562,491
	1,969,638	1,682,876	4,346,706	3,329,390

OPERATING INCOME	3,198,481	4,403,610	10,084,547	8,674,266

OTHER INCOME (EXPENSE)
Interest Income	86,448	49,638	149,043	99,326
Interest Expense	(68,173)	(393,979)	(159,045)	(539,831)
Minority Interest	8,276	1,818	10,349	3,607
Miscellaneous Income	29,817	139,994	19,265	243,063
	56,368	(202,529)	19,612	(193,835)

INCOME BEFORE INCOME TAXES	3,254,849	4,201,081	10,104,159	8,480,431

INCOME TAXES	1,082,522	1,553,349	3,290,369	3,131,418

NET INCOME	$2,172,327	$2,647,732	$6,813,790	$5,349,013

Basic Earnings per Common Share
Net Income	$0.095	$0.116	$0.298	$0.235
Basic Weighted Average Number
of Common Shares Outstanding	22,901,994	22,771,994	22,888,794	22,768,661

Diluted Earnings per Common Share
Net Income	$0.093	$0.116	$0.293	$0.234
Diluted Weighted Average Number
of Common Shares Outstanding	23,301,961	22,898,209	23,259,361	22,907,734

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL
DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$5,403,069	$44,747,474

Common Stock
Issued to Employees	30,000	3,000	96,000	--	99,000

Net Income	--	--	-	6,813,790	6,813,790

JUNE 30, 2007	22,601,994	$2,260,199	$37,183,206	$12,216,859	$51,660,264

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$6,813,790	$5,349,013
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation	517,056	486,318
Accretion of notes receivable discounts	(79,787)	(63,790)
Accretion of unrealized gross profit	(52,139)	(49,415)
Unrealized Gain on Financial Contracts	(3,931,783)	(571,524)
Stock Compensation	99,000	60,000
Deferred Income Taxes	1,248,329	(297,000)
Postretirement Obligation	589,455	--
Minority interest	(10,349)	(3,607)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(2,570,164)	1,908,464
(Increase) Decrease in Notes Receivable	450,748	(24,600)
Decrease in Inventories	437,224	444,044
Decrease in Other Assets	178,192	622,692
(Increase) Decrease in Financial Contract Deposits	1,500,000	(700,000)
Increase in Prepaid Expenses	(17,112)	(255,555)
Decrease in Accounts Payable and
Accrued Liabilities	(120,859)	(404,173)
Increase in Accrued Interest	651	4,890
Decrease in Accrued Liabilities in Saudi Arabia	(270,472)	(492,744)
Net Cash Provided by Operating Activities	4,781,780	6,013,013

INVESTING ACTIVITIES
Additions to Al Masane Project	(226,351)	(225,864)
Additions to Plant, Pipeline and Equipment	(3,067,911)	(1,474,523)
Reductions to Mineral Properties in the United States	(44)	277

Net Cash Used in Investing Activities	(3,294,306)	(1,700,110)

FINANCING ACTIVITIES
Additions to Long-Term Debt	--	4,558,726
Repayment of Long-Term Debt	(2,474,452)	(9,222,342)
Repayment of Note to Stockholders	(500)	(13,333)

Net Cash Used in Financing Activities	(2,474,952)	(4,676,949)

NET DECREASE IN CASH	(987,478)	(364,046)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,939,022	1,738,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,951,544	$1,374,512

Supplemental disclosure of cash flow information:
Cash payments for interest	$158,392	$534,941

Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$219,960	$76,173

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included.  Interim period results are not necessarily indicative of the results for the calendar year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements and footnotes contained in Arabian American Development Company’s Form 10-K for the year ended December 31, 2006.

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

3. INVENTORIES

Inventories include the following:

	June 30, 2007	December 31, 2006
Raw material	$2,295,891	$2,577,555
Petrochemical products	843,202	998,762
Total inventory	$3,139,093	$3,576,317

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  AtJune 30, 2007, and December 31, 2006, current cost exceeded LIFO value by approximately $1,381,000 and $445,000, respectively,

4. NET INCOME PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three and six ended June 30, 2007 and 2006, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
NetIncome	$2,172	22,902	$0.10	$2,648	22,772	$0.12

Dilutive stock options outstanding		400			126

Diluted Net Income per Share:
NetIncome	$2,172	23,302	$0.09	$2,648	22,898	$0.12

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
NetIncome	$6,814	22,889	$0.30	$5,349	22,769	$0.24

Dilutive stock options outstanding		371			139

Diluted Net Income per Share:
NetIncome	$6,814	23,259	$0.29	$5,349	22,908	$0.23

At June 30, 2007, and 2006, 500,000 and 400,000 potential common stock shares, respectively, were issuable upon the exercise of options.

5. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended June 30, 2007	Petrochemical	Mining	Total

Revenue from external customers	$27,140,692	$--	$27,140,692
Depreciation	254,154	79	254,233
Operating income (loss)	3,604,361	(405,880)	3,198,481

Total assets	$34,757,593	$41,721,531	$76,479,124

Three Months ended June 30, 2006

Revenue from external customers	$24,082,274	$--	$24,082,274
Depreciation	287,781	51	287,832
Operating income (loss)	4,568,565	(164,955)	4,403,610

Total assets	$25,771,616	$40,639,590	$66,411,206

Six Months ended June 30, 2007

Revenue from external customers	$50,803,382	$--	$50,803,382
Depreciation	503,759	157	503,916
Operating income (loss)	11,398,508	(1,313,961)	10,084,547

Six Months ended June 30, 2006

Revenue from external customers	$48,398,647	$--	$48,398,647
Depreciation	562,402	89	562,491
Operating income (loss)	9,129,292	(455,026)	8,674,266

Information regarding foreign operations for the three and six months ended June 30, 2007 and 2006 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
United States	$27,141	$24,082	$50,803	$48,399
Saudi Arabia	--	-	--	--
	$27,141	$24,082	$50,803	$48,399
Long-lived Assets
United States	$14,037	$10,197
Saudi Arabia	39,800	39,461
	$53,837	$49,658

6. LEGAL PROCEEDINGS

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  No action occurred on this item in the first half of 2007.

7.	LIABILITIES AND LONG-TERM DEBT

 In May 2006, South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by Accounts Receivable and Inventory. The agreement expires October 31, 2008.  The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  At June 30, 2007, approximately $3.1 million was outstanding.

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party.  The supplier is currently the sole provider of the facility’s feedstock supply although other sources are available.  On June 1, 2005, the contract was extended to May 31, 2008. The account was originally secured by a lien on plant assets.  The lien was removed in December 2006, and the account was placed on open status.

During the first half of 2006, $415,000 of the liability to the Company’s President and Chief Executive Officer was paid.  In the first half of 2007 approximately $310,000 of the liability to its President and Chief Executive Officer was paid, resulting in a balance of $331,000 which remains due and owing as of June 30, 2007.

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

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by management  generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Except in rare cases, the account uses options and financial swaps to meet the targeted goals. These derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had option and swap contracts outstanding as of June 30, 2007, covering various natural gas price movement scenarios through March of 2008 and covering from 50% to 100% of the natural gas requirements for each month.  As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through December of 2007.  For the six months ended June 30, 2007 and 2006, the net realized gain/(loss) from the derivative agreements was approximately $1,549,000 and $606,000, respectively.  There was an unrealized gain for the six months ended June 30, 2007 and 2006 of approximately $3,932,000 and $646,000, respectively.  The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2007 and 2006.  The fair value of the derivative asset at June 30, 2007 totaled $3,166,111 and the fair value of the derivative liability at December 31, 2006 totaled $765,672.

9. SHARE-BASED COMPENSATION

 Common Stock

In March 2007, the Company issued 30,000 shares of its common stock to certain employees and executives of the Company for services rendered. In January 2006, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. The Company valued the common stock issued to employees and executives based on the fair value of its common stock on the date of grant.  Compensation expense recognized in connection with these issuances was $99,000 and $60,000 for the six months ended June 30, 2007 and 2006, respectively.

Stock Options

A summary of the status of our stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2007	500,000	$1.20
Granted	--
Exercised	--
Forfeited	--
Outstanding at June 30, 2007	500,000	$1.20
Exercisable at June 30, 2007	500,000	$1.20

Outstanding options of 400,000 at January 1, 2007 have an indefinite life.  The remaining outstanding 100,000 options have a remaining contractual life of 26 months.

10. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest related to uncertain tax positions had been accrued.

11. POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007 based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  A liability of approximately $148,000 remained outstanding at June 30, 2007.

In February 2007 a retirement agreement was entered into with Hatem El-Khalidi, President of the Company. The agreement provides $3,000 per month in benefits to Mr. El-Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  A liability of approximately $440,000 was outstanding at June 30, 2007, based upon an annuity single premium value contract value.

12. SUBSEQUENT EVENTS

On July 30, 2007, the Saudi investment partners who will own 50% of ALAK added   three new Saudi partners to the group. The Articles of Association of ALAK were also amended to include the additional partners, and the number of Directors forming the Board was increased from six to eight members, with the Company having four members and the Saudi partners the other four. This amended documentation is being presented to the Ministry of Commerce by the consultants and attorneys representing the Company to facilitate the issuance of the Commercial License to ALAK.  Upon receipt of the approval from the Ministry, ALAK will be able to begin implementing the project by receiving and accepting bids from China National Geological & Mining Corporation (“CGM”), and others.

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of Texas Oil and Chemical Co. and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions allowed the Petrochemical segment to report significant earnings and adapt to continuing volatility of the markets.  The Company has taken advantage of increased demand by increasing its production capacity by 30% in the first quarter of 2005.  This increased capacity was fully utilized over the last twenty-four months and further expansion to double the volume of products available was approved by the Board of Directors on March 20, 2007.  Equipment procurement is underway and the project is anticipated to be operational in the first quarter of 2008.  Financing will be provided by Bank of America on a secured basis and documentation will be completed prior to the end of the third quarter.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally, and give it the product availability needed to maintain its present position as North American market leader.

A contract is in place between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2008, and year to year thereafter, with thirty days written notice of termination by either party.  The contract is based on a normal credit line with no security.  The supplier is currently the sole provider of feedstock, although other sources are available in the open market.  At June 30, 2007, South Hampton owed the supplier approximately $902,000.

On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered man lift.  The lease is for five years with title transferring to South Hampton at the end of the term.

MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has taken many years to come to fruition due to numerous factors such as insufficient world metal prices, lack of infrastructure nearby, and scarcity of investment capital for mining projects.  As the world economy and metal prices have improved over the last several years, investment viability has improved and steps are being taken to take advantage of the very active mining investment climate.

During 2005, the Company paid past due lease amounts of $586,000 plus $117,000 due for 2006.  The 2007 lease payment of $117,000, due January 1, 2007, was paid on February 27, 2007.

The Company is presently working with four companies organized and existing under the laws of the Kingdom of Saudi Arabia, to form a closed Saudi joint stock company under the name Al Masane Al Kobra Mining Company (ALAK). The Company's mining lease will be transferred to ALAK.  ALAK will then build the mining and treatment facilities and start mining the ore reserves of zinc, copper, silver and gold which had been discovered in the area by the Company.  In addition, any other ore to be discovered and developed during the Company's mining lease period which ends in 2023 will also be developed. In accordance with the mining lease agreement, the lease can be extended for another 20 years.  The ore will be treated on site, transforming it into copper, and zinc concentrates, to be sold to zinc and copper refineries, and gold and silver bullion.  On June 10, 2006, the Company signed a preliminary Memorandum of Understanding (MOU) with Thamarat Najran Company (TNC), a company organized and existing under the laws of the Kingdom of Saudi Arabia. The basis of the MOU was approved by the Board of the Company and TNC on July 3, 2006. On August 6, 2006, a Partnership Agreement was signed by the Company and TNC which included two additional Saudi investment companies, Qasr Al Ma'adin Corporation and Durrat Al Masani Corporation.  The agreement was approved by the Board of the Company on August 28, 2006, and draft Articles of Association and bylaws for ALAK were prepared, and include another Saudi partner, Saudi Establishment for Trading & Construction.  While final details may change, the basic terms of agreement are as follows: (1) the capitalization of ALAK will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $30 million and the Saudi investors will contribute $30 million cash, and (4) the remaining capital will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project.  The Company will have directors representing its interests on a board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.  ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry.  The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The formation of ALAK and transfer of the mining lease are anticipated to be completed during 2007.  Plans to raise additional capital for ALAK will be finalized after ALAK is formed and the mining lease is transferred.

Between March 19, 2007, and March 27, 2007, a delegation of nine mining engineers, geologists and an economist from the China National Geological & Mining Corporation (CGM) visited the Company's office and the Al Masane mine site upon the invitation of the Saudi joint venture partners.  CGM collected data and information regarding the Al Masane project to determine whether it would submit a bid on construction on a turnkey basis together with NESMA.  NESMA is a major Saudi construction company and would be the primary contractor.  At the conclusion of the visit a Memorandum of Understanding was signed by a representative of ALAK, the Company, NESMA, and CGM, which stated that CGM would submit a preliminary general layout plan and drawing within ten days and that CGM will submit its final offer for turnkey construction and commissioning based on an updated feasibility study within three months after the invitation to tender offer by the Company is received. The tender offer is being prepared and will be provided to CGM once ALAK is officially formed and obtains its commercial registration from the Ministry of Commerce and Industry.

After initialization, the work plan is estimated to require approximately twenty-two months to complete, after which commercial production will begin. On April 20, 2005, the Company signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (SNC-Lavalin), to update the fully bankable feasibility study.  The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August of 2005.  The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. SNC-Lavalin concluded that capital expenditure of approximately $115 million is required to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery.  The study was then turned over to a separate and independent consultant for further analysis and review of economic feasibility. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (Molinari) concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.

Metal prices were at record lows worldwide during the early part of the 21st century, and consequently, a large number of mining projects were not economically feasible.  Based on recovering metal prices from 2004 through 2006, the project has become economically viable.  Using spot prices as of June 29, 2007, or even a ten year average of prices, the project becomes economically very attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the prices of 2004 and 2006 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2004-2006	06/29/2007	Increase
Gold	$491.60 per ounce	$650.50 per ounce	32.32%
Silver	$ 9.03 per ounce	$ 12.54 per ounce	38.87%
Copper	$ 1.98 per pound	$ 3.49 per pound	76.26%
Zinc	$ 0.85 per pound	$ 1.50 per pound	76.47%

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $3 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006, the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being prepared and will be submitted in the name of ALAK when commercial registration is obtained from the Saudi Ministry of Commerce and Industry.

Management is also addressing two other significant financing issues within the Mining Segment. These issues include: (1) the $11 million note payable to the Saudi Arabian government, and (2) accrued salaries and termination benefits of approximately $1,023,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $601,000 at December 31, 2006 and $331,000 as of June 30, 2007).

Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (“SIDF”) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. As part of the current arrangement with the formation of ALAK, liability for the $11 million note is intended to be transferred along with the assets and lease of the Al Masane mining project to ALAK. Any continuing guarantees or liabilities are undetermined at this time.  In the event the Saudi government demands immediate repayment of this obligation, which Management considers unlikely, the Company would have to investigate options available for refinancing the debt.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals dependent upon the needs of the mining operation until such time as ALAK actually takes over the Al Masane mining project.  Management believes it has sufficient resources to manage this severance liability as necessary.  In 2007 the President of the Company was paid approximately $310,000 of the total amount owed and plans are to eliminate the balance by the end of the year.

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

The Company’s Management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world:

Mr. John Crichton, Chairman Emeritus, has world wide experience as a renowned oil and mineral consultant to major companies.  He is the holder of a MSc. Degree in Petroleum Engineering from MIT.  Mr. Crichton served on the Board for over 40 years and remains an honorary member;
Mr. Hatem El-Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  Mr. El-Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project.  Mr. El-Khalidi’s current term expires in 2010;
Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas.  Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. Mr. Sultan is a member of the Audit and Compensation Committees of the Company.  Mr. Sultan’s current term expires in 2010;
Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter replaced Mr. Mohammed Al-Omair on the Board effective April 27, 2006.  Mr. Carter’s current term expires in 2008;
Mr. Robert E. Kennedy was first appointed to the Board on January 15, 2007 and has extensive experience in the petrochemical industry including serving over 30 years service with Gulf Oil and Chevron Chemical.  In 1989, while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999.  Mr. Kennedy is a member of the Company’s Audit and Compensation Committees.  Mr. Kennedy’s current term expires in 2009;
Dr. Ibrahim Al-Moneef was appointed to the Board on April 26, 2007.  He currently is owner and chief editor of The Manager Monthly Magazine, a Saudi business journal.  He has held key positions with companies doing business in the Kingdom, including the Mawarid Group, the Ace Group, and the Saudi Consolidated Electric Company. Dr. Al-Moneef serves on the Audit, Compensation, and Nominating Committees, and his current term expires in 2009.

Operating Activities
Cash provided from operations was approximately $4,782,000 in the first half of 2007 compared with approximately $6,013,000 in the same period of 2006.  The decrease of approximately $1,231,000 is primarily due to an increase in trade receivables of approximately $4,479,000, a decrease in notes receivable of roughly $475,000, a decrease in other assets of about $445,000 and a decrease in financial contract deposits of $2,200,000.  The Company’s net income increased by approximately $1,465,000 but was offset by an increase of non-cash charges including an unrealized gain on financial contracts of approximately $3,360,000, an increase in deferred income taxes of roughly $1,545,000 and an increase in post-retirement obligations of about $589,000.

Investing Activities
Cash used for investing activities during the first six months of 2007 was approximately $3,294,000, representing an increase of approximately $1,594,000 over  the corresponding period of 2006 (primarily due to an increase of roughly $1,593,000 in additions to Plant, Pipeline and Equipment).

Financing Activities
Cash used for financing activities was during the first six months of 2007 was approximately $2,475,000 versus approximately $4,677,000 used in the corresponding period of 2006.  The primary reason for reduction in principal payments on long-term debt in the first half of 2007 compared to the same period of 2006 was the decrease in the amount of long-term debt carried by the Company.  The Company made principal payments on long-term debt during the first half of 2007 of $2,000,000 million on the Company’s revolving line, approximately $14,000 on the capital lease, and approximately $460,000 toward a vendor payable. The Company made principal payments on long-term debt during the first half of 2006 of $440,000 on the Company’s revolving line, approximately $13,000 on the capital lease, $1,900,000 on a secured note, and approximately $2,310,000 on a note due to a vendor.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2007, total petrochemical product sales increased by $2.96 million and toll processing fees increased by $100,000 for a net increase in revenue of $3,058,000 or 12.7%.  Sales volume for the same period in 2007 versus 2006 increased approximately 14.8% indicating improved demand and fairly stable sales prices. During these comparable periods, the cost of petrochemical sales and processing (excluding depreciation) increased approximately $3.98 million or 22.1% as compared to the same period in 2006. Consequently, total gross profit margin on revenue for the second quarter of 2007 decreased approximately $918,000 or 15.1% as compared to the same period in 2006. The change in gross profit margin for the period was primarily due to the change in the fair value of derivatives for feedstock purchases. The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive or negative results during the short term when price fluctuations are significant as they were in the second quarter of 2007.

The cost of petrochemical product sales and processing and gross profit margin for the three months ended June 30, 2007 and 2006 includes an unrealized gain/(loss) of approximately ($618,000) and $145,000 respectively, on the derivative agreements.

For the six month period ending June 30, 2007, total petrochemical product sales and processing fees increased approximately $2.4 million or 5%, while the cost of petrochemical sales and processing (excluding depreciation) decreased approximately $23,000 or 0.06% for the same period in 2006. Consequently, the total gross profit margin on petrochemical product sales and processing during the first six months of 2007 increased approximately $2,428,000 as compared to the same period in 2006. The cost of petrochemical product sales and processing and gross profit margin for the six month period ending June 30, 2007 and 2006, includes an estimated unrealized gain of approximately $3,932,000 and $646,000 respectively, on the derivative agreements.

Growth of the North American markets served has generally been 2% to 3% annually over the pastt ten (10) years.  The Company’s growth in volume has generally matched that trend over the same time period, although after the March 2005 expansion the growth rate in sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent product, and service to the customer and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities.

Demand remained strong for most products through the first half of 2007, and the process ran at 92% of capacity per calendar day, which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.

Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, approximately 50% of the Company’s monthly feedstock requirements for three to nine months ahead might be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. During the first six months of 2007, natural gasoline derivative agreements had a realized gain of approximately $1,491,000 and an unrealized gain of approximately $3,736,000 for a total positive effect of approximately $5,227,000.  The program is designed to be insurance against unforeseen dramatic price swings rather than a speculative profit center.  It operates mostly as a “buy and hold” program.

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first half of 2007 as compared to historical levels.  The Company has option contracts in place for fuel gas through the first quarter of 2008 in order to minimize the impact of price fluctuations in the market.  The Company was also able to pass through price increases as they occurred.  During the first six months of 2007, natural gas derivative agreements had a realized loss of approximately $57,000 and an unrealized loss of approximately $172,000.

Toll processing fee revenue for the second quarter of 2007 of approximately $1,390,000 represents an increase of approximately $103,000 or 8% above the fees for the same period in 2006.  The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to rise during the remainder of 2007 and beyond as expanded facilities for a major customer were completed in October 2005.  The revised contract with this customer should generate additional processing fees and contains a capital repayment feature. The expanded unit began operations on schedule (considering the hurricane caused delay) and is producing high quality products at volumes requested by the customer.  There are shortages in the markets served by this process, and it is expected the expanded unit will run at high rates for the remainder of 2007.  A project expanding the capacity of a tolling unit for a different customer was operational August 3, 2006, and is expected to further enhance tolling revenues.

While the volume of feedstock purchased is increasing because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases.  The Company has absorbed most of the increased working capital needs through cash flow, and the line of credit is only partially used.

MINING SEGMENT AND GENERAL CORPORATE EXPENSES.  None of the Company's other operations generate significant operating or other revenues. The minority interest amount represents Pioche minority stockholders’ share of the losses from the Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project including the lease payment of $117,300 per year.  During the first half of 2007, the Company capitalized approximately $226,000 in development expenditures and recorded approximately $142,000 as expense. After the Al Masane lease is transferred to the ALAK, ongoing maintenance and operation expense will be paid within ALAK, an it is anticipated that expenses required to oversee the Company’s investment will continue but at a reduced rate.

The Company assesses carrying values of its assets on an ongoing basis. Factors which may affect carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2007 are $3.49 per pound for copper and $1.50 per pound for zinc for the projected life of the mine.  Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2007. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

The Balance Sheet of the Company includes several noteworthy changes for the first six months ending June 30, 2007 as compared to that published in the Company’s Annual Report for December 31, 2006, primarily attributable to the petrochemical segment. Trade receivables increased during the first six months of 2007 by $2.570 million to $11.463 million.  The balance at the end of the 2006 was lower due to decreased sales during the last two weeks of December.  The receivable balance for the first six months of 2007 is considered more normal.  The average collection period remains normal for the business.  Inventories decreased during the first six months of 2007 due to a decrease in the volume of finished product inventory the Company had on hand at the end of the period.  The decrease of approximately $437,000 fell within the normal ebb and flow of the business and carries no significant meaning in Management’s opinion. As discussed previously, financial contracts moved from a current liability of approximately $765,000 due to an unrealized loss, to a current asset of approximately $3,166,000 due to unrealized gain as of June 30, 2007.  The increase in Plant, Pipeline and Equipment of $3,068,000 is principally due to continued expansion of the truck and rail loading facility in anticipation of the increased process capability, as well as, acquisition of equipment for process capability expansion. The rail facility has not undergone significant improvement for several years and was due to be upgraded for safety and efficiency purposes.  The rail loading facility project should be complete during the third quarter of 2007.  The process expansion should be complete during the first quarter of 2008.   Accrued liabilities increased due to an increased amount of deferred income taxes.

General and Administrative costs for the first six months of 2007 increased approximately $1,076,000 versus the same period in 2006.  The majority of the increase is due to approximately $589,000 of expense relating to post-retirement agreements signed in January and February of 2007.  The remaining difference is due to generally higher labor costs and increased business activity.  The Company expects to incur increased expense for the remainder of 2007 due to increased training of additional personnel in anticipation of the expanded production activities in early 2008.

Interest expense for the first half of 2007 of approximately $159,000 represents a decrease of approximately $381,000 for the same period in 2006. Interest expense decreased in 2007 due to reductions in note payable balances and refinancing at lower interest rates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of June 30, 2007, no interest related to uncertain tax positions had been accrued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 13, 2007, the Company held its annual meeting of stockholders in Dallas, Texas. Nicholas N. Carter, Robert E. Kennedy, Ibrahim A. Al-Moneef, Hatem El-Khalidi, and Ghazi Sultan were elected to serve as directors of the Company.  In addition, the stockholders ratified the selection of Moore Stephens TravisWolff, LLP as the Company’s independent registered public accounting firm.  Below is a table containing the number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter.

	Votes For	Votes Against or Withheld	Abstentions
Nicholas N. Carter	15,082,094	64,518	--
Robert E. Kennedy	15,098,851	47,761	--
Ibrahim A. Al-Moneef	15,098,771	47,841	--
Hatem El-Khalidi	15,095,284	51,328	--
Ghazi Sultan	15,098,571	48,041	--
Moore Stephens TravisWolff, LLP	15,003,184	127,028	16,400

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

10(f)

-  Financial and Legal Service and Advice Agreement dated August 5, 2006 between Arabian American Development Company, Nassir Ali Kadasa, and Dr. Ibrahim AL-Mounif (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (file No. 0-6247)).

10(g)*	- Retirement Awards Program dated January 17, 2007 between Arabian American Development Company and Jack Crichton.
10(h)*	- Retirement Awards Program dated February 16, 2007 between Arabian American Development Company and Hatem El-Khalidi.
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 14, 2007                                                          ARABIAN AMERICAN DEVELOPMENT COMPANY
(Registrant)

By: /s/ NICHOLAS CARTER
Nicholas Carter
Treasurer