Form 10-Q
period 2007-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2007-11-09
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Large accelerated filer ____                                                                           Accelerated filer ____                                                                Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YesNo  X

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 9, 2007: 22,901,994.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007 (unaudited)	DECEMBER 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1,909,213	$2,939,022
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	12,239,558	8,893,182
Current portion of notes receivable, net of discount and deferred gross profit of $139,341 and $200,492, respectively	572,055	605,955
Financial contracts	423,639	--
Financial contract deposits	--	1,500,000
Prepaid expenses and other assets	538,750	576,751
Inventories	2,922,845	3,576,317
Income tax receivable	--	619,598
Total Current Assets	18,606,060	18,710,825

Plant, Pipeline and Equipment	29,399,276	21,643,903
Less: Accumulated Depreciation	(12,148,577)	(11,017,503)
Net Plant, Pipeline and Equipment	17,250,699	10,626,400

Al Masane Project	37,416,719	37,137,022
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,085,209	1,084,711
Notes Receivable, net of discount of $65,551 and $172,041, respectively, net of current portion	1,118,655	1,545,714
Other Assets	22,875	54,246

TOTAL ASSETS	$77,931,465	$71,590,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,313,935	$2,989,203
Accrued interest	60,242	59,857
Financial contracts	--	765,672
Accrued liabilities	2,124,305	1,210,054
Accrued liabilities in Saudi Arabia	1,378,923	1,645,257
Notes payable	11,012,000	11,012,500
Current portion of long-term debt	28,172	488,828
Current portion of other liabilities	621,806	584,349
Total Current Liabilities	19,539,383	18,755,720

Long-Term Debt, net of current portion	3,087,399	5,108,309
Other Liabilities, net of current portion	1,660,686	1,621,105
Deferred Income Taxes	798,604	540,000
Minority Interest in Consolidated Subsidiaries	803,529	817,558

STOCKHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 22,601,994 and 22,571,994 shares in 2007 and 2006, respectively	2,260,199	2,257,199
Additional Paid-in Capital	37,183,206	37,087,206
Retained Earnings	12,598,459	5,403,069
Total Stockholders' Equity	52,041,864	44,747,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,931,465	$71,590,166

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006

REVENUES
Petrochemical Product Sales	$26,600,738	$26,253,133	$74,706,740	$72,635,032
Processing Fees	1,437,684	1,288,351	4,135,064	3,305,099
	28,038,422	27,541,484	78,841,804	75,940,131

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing	25,597,105	24,763,985	61,969,234	61,158,976
GROSS PROFIT	2,441,317	2,777,499	16,872,570	14,781,155

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	1,613,612	1,522,286	5,509,742	4,289,185
Depreciation	268,180	230,391	772,096	637,589
	1,881,792	1,752,677	6,281,838	4,926,774

OPERATING INCOME	559,525	1,024,822	10,590,732	9,854,381

OTHER INCOME (EXPENSE)
Interest Income	70,253	72,592	219,296	171,918
Interest Expense	(10,037)	(92,973)	(115,742)	(632,804)
Minority Interest	3,680	3,184	14,029	6,791
Miscellaneous Income (Expense)	(22,621)	(192,174)	(3,356)	(104,404)
	41,275	(209,371)	114,227	(558,499)

INCOME BEFORE INCOME TAXES	600,800	815,451	10,704,959	9,295,882

INCOME TAXES	219,200	300,849	3,509,569	3,432,267

NET INCOME	$381,600	$514,602	$7,195,390	$5,863,615

Basic Earnings per Common Share
Net Income	$0.017	$0.023	$0.314	$0.257
Basic Weighted Average Number
of Common Shares Outstanding	22,901,994	22,808,954	22,893,194	22,782,092

Diluted Earnings per Common Share
Net Income	$0.016	$0.022	$0.309	$0.255
Diluted Weighted Average Number
of Common Shares Outstanding	23,299,289	23,073,902	23,274,093	22,967,626

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL
DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$5,403,069	$44,747,474

Common Stock
Issued to Employees	30,000	3,000	96,000	--	99,000

Net Income	--	--	-	7,195,390	7,195,390

SEPTEMBER 30, 2007	22,601,994	$2,260,199	$37,183,206	$12,598,459	$52,041,864

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$7,195,390	$5,863,615
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation	772,096	637,589
Accretion of notes receivable discounts	(115,501)	(135,340)
Accretion of unrealized gross profit	(52,138)	(49,415)
Unrealized Gain on Financial Contracts	(1,189,311)	2,336,036
Stock Compensation	99,000	589,000
Deferred Income Taxes	258,604	(297,000)
Postretirement Obligation	589,455	--
Minority interest	(14,029)	(6,790)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(3,346,376)	2,290,021
Decrease in Notes Receivable	628,598	604,165
Decrease in Income Tax Receivable	619,598	--
Decrease in Inventories	653,472	795,345
Decrease in Other Assets	34,070	281,214
(Increase) Decrease in Financial Contract Deposits	1,500,000	(2,300,000)
Decrease in Prepaid Expenses	35,302	91,724
Increase (Decrease) in Accounts Payable and
Accrued Liabilities	2,091,028	(589,415)
Increase in Accrued Interest	385	7,063
Decrease in Accrued Liabilities in Saudi Arabia	(266,334)	(787,363)
Net Cash Provided by Operating Activities	9,493,309	9,330,449

INVESTING ACTIVITIES
Additions to Al Masane Project	(279,697)	(281,033)
Additions to Plant, Pipeline and Equipment	(7,760,857)	(2,743,179)
(Additions)Reductions to Mineral Properties in the U.S.	(498)	413

Net Cash Used in Investing Activities	(8,041,052)	(3,023,799)

FINANCING ACTIVITIES
Additions to Long-Term Debt	--	4,558,726
Repayment of Long-Term Debt	(2,481,566)	(8,776,340)
Repayment of Note to Stockholders	(500)	(13,333)

Net Cash Used in Financing Activities	(2,482,066)	(4,230,947)

NET INCREASE (DECREASE) IN CASH	(1,029,809)	2,075,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,939,022	1,738,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,909,213	$3,814,261

Supplemental disclosure of cash flow information:
Cash payments for interest	$225,890	$625,740
Cash payments for taxes	$2,800,000	$3,882,398
Supplemental disclosure of non-cash items:
Notes Receivable issued for capital expansion	$--	$857,508
Capital expansion amortized to depreciation expense	$364,462	$308,447

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

3. INVENTORIES

Inventories include the following:

	September 30, 2007	December 31, 2006
Raw material	$1,913,273	$2,577,555
Petrochemical products	1,009,572	998,762
Total inventory	$2,922,845	$3,576,317

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  AtSeptember 30, 2007, and December 31, 2006, current cost exceeded LIFO value by approximately $1,416,000 and $445,000, respectively.

4. PLANT, PIPELINE AND EQUIPMENT

Plant, Pipeline and Equipment includes Construction in Progress of approximately $4.1 million and $0.5 million at September 30, 2007 and 2006, respectively.  Interest capitalized for the nine months ended September 30, 2007 and 2006 was $110,534 and $0, respectively.

5. NET INCOME PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$382	22,902	$0.02	$515	22,809	$0.02

Dilutive stock options outstanding		397			265

Diluted Net Income per Share:
Net Income	$382	23,299	$0.02	$515	23,074	$0.02

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$7,195	22,893	$0.31	$5,864	22,782	$0.26

Dilutive stock options outstanding		381			186

Diluted Net Income per Share:
Net Income	$7,195	23,274	$0.31	$5,864	22,968	$0.26

At September 30, 2007, and 2006, 500,000 potential common stock shares were issuable upon the exercise of options.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended September 30, 2007	Petrochemical	Mining	Total

Revenue from external customers	$28,038,422	$--	$28,038,422
Depreciation	268,102	78	268,180
Operating income (loss)	771,752	(212,227)	559,525

Total assets	$36,771,041	$41,160,424	$77,931,465

Three Months ended September 30, 2006

Revenue from external customers	$27,541,484	$--	$27,541,484
Depreciation	230,312	79	230,391
Operating income (loss)	1,160,760	(135,938)	1,024,822
Total assets	$29,615,506	$40,690,951	$70,306,457

Nine Months ended September 30, 2007

Revenue from external customers	$78,841,804	$--	$78,841,804
Depreciation	771,861	235	772,096
Operating income (loss)	12,116,920	(1,526,188)	10,590,732

Nine Months ended September 30, 2006

Revenue from external customers	$75,940,131	$--	$75,940,131
Depreciation	637,421	168	637,589
Operating income (loss)	10,445,345	(590,964)	9,854,381

Information regarding foreign operations for the three and nine months ended September 30, 2007 and 2006 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
United States	$28,038	$27,541	$78,842	$75,940
Saudi Arabia	--	-	--	--
	$28,038	$27,541	$78,842	$75,940
Long-lived Assets
United States	$18,336	$11,082
Saudi Arabia	39,848	39,516
	$58,184	$50,598

7. LEGAL PROCEEDINGS

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company is currently in negotiations with the TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  The matter is expected to be resolved by year end.

On August 13, 2007, a lawsuit was filed against the Company and approximately 45 other defendants alleging the plaintiff was exposed to benzene which was the legal cause of his illness.  The Company has no known relationship with the plaintiff and intends to vigorously defend itself in the proceedings.  The Company’s insurance carriers are currently providing legal defense of the suit.  The resolution of this lawsuit is not expected to have a material affect on the Company’s financial condition.

8.           LIABILITIES AND LONG-TERM DEBT

In September 2007, South Hampton signed a credit agreement with Bank of America for a $10.0 million term loan secured by plant, property, and equipment. The interest rate on the loan varies according to several options and may be based upon LIBOR or a base rate plus a markup.  The agreement expires October 31, 2018.  The proceeds of the credit line will be used to fund the facility expansion.  At September 30, 2007, no draws had been made on the loan.

In May 2006, South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by Accounts Receivable and Inventory. The agreement expires October 31, 2008.  The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  At September 30, 2007, approximately $3.1 million was outstanding and $8.9 million was unused.
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

During the first nine months of 2006, $730,000 of the liability to the Company’s President and Chief Executive Officer was paid.  In the first nine months of 2007 approximately $326,000 of the liability to its President and Chief Executive Officer was paid, resulting in a balance of approximately $335,000 which remains due and owing as of September 30, 2007.  Approximately $306,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El-Khalidi’s separation from the Company.

9.  DERIVATIVE INSTRUMENTS

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

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by management  generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had option and swap contracts outstanding as of September 30, 2007, covering various natural gas price movement scenarios through March of 2008 and covering from 50% to 100% of the natural gas requirements for each month.  As of the same date, TOCCO had committed to financial swap contracts for up to 50% of its required monthly feed stock volume with settlement dates through December of 2007.  For the nine months ended September 30, 2007 and 2006, the net realized gain/(loss) from the derivative agreements was approximately $2,520,000 and $1,192,000, respectively.  There was an unrealized gain for the nine months ended September 30, 2007 and 2006 of approximately $1,189,000 and $2,336,000, respectively.  The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2007 and 2006.  The fair value of the derivative asset at September 30, 2007 totaled $423,639 and the fair value of the derivative liability at December 31, 2006 totaled $765,672.  Unexpired premiums (discounts) for derivatives were $60,000 and $(75,600) at September 30, 2007 and December 31, 2006, respectively.

10. SHARE-BASED COMPENSATION

 Common Stock

In March 2007, the Company issued 30,000 shares of its common stock to certain employees and executives of the Company for services rendered. In January 2006, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. In August 2006, the Company issued 100,000 shares of its common stock to an independent director of the Company as recognition for many years of service.  The Company valued the common stock issued to employees and executives based on the fair value of its common stock on the date of grant.  Compensation expense recognized in connection with these issuances was $99,000 and $360,000 for the nine months ended September 30, 2007 and 2006, respectively.

Stock Options

A summary of the status of our stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2007	500,000	$1.20
Granted	--
Exercised	--
Forfeited	--
Outstanding at September 30, 2007	500,000	$1.20
Exercisable at September 30, 2007	500,000	$1.20

Outstanding options of 400,000 at January 1, 2007 have an indefinite life.  The remaining outstanding 100,000 options have a remaining contractual life of 23 months.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest related to uncertain tax positions had been accrued.

12. POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007 based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  A current liability of approximately $148,000 remained outstanding at September 30, 2007 and was included in accrued liabilities.

In February 2007 a retirement agreement was entered into with Hatem El-Khalidi, President of the Company. The agreement provides $3,000 per month in benefits to Mr. El-Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  A long term liability of approximately $440,000 based upon an annuity single premium value contract value was outstanding at September 30, 2007, and included in other liabilities.

13. SUBSEQUENT EVENTS

On October 22, 2007 the Company announced that it had received the approval of the Ministry of Commerce and Industry for the formation of the Al-Masane Al-Kobra Mining Company (ALAK).  The shareholders were instructed to publish the approval notice in the Official Gazette (the Saudi equivalent to the Federal Register) and to schedule a shareholder meeting during which the Board of Directors will be appointed and organized.  The notice was published as instructed, and the shareholders are to meet in late November or early December to formally organize their Board.  ALAK will then be approved to do business within the Kingdom.  The Company will then apply to the Ministry of Petroleum and Minerals to transfer the mining lease into the name of ALAK.  ALAK also expects, upon gaining official legal status, to sign the contracts for the construction of the processing facility.

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of Texas Oil and Chemical Co. and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions allowed the Petrochemical segment to report significant earnings and adapt to continuing volatility of the markets.  A project to double the volume of products available for sale was approved by the Board of Directors on March 20, 2007.  Equipment procurement is underway, and the project is anticipated to be operational in the first half of 2008.  Financing is being provided by Bank of America on a secured basis.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally, and give it the product availability needed to maintain its present position as North American market leader.

A contract is in place between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2008, and year to year thereafter, with thirty days written notice of termination by either party.  The contract is based on a normal credit line with no security.  The supplier is currently the sole provider of feedstock, although other sources are available in the open market.  At September 30, 2007, South Hampton owed the supplier approximately $1,552,000.

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

All lease payments were fully paid as of February 27, 2007.  The next payment will be due on January 1, 2008.

The Company is presently working with eight Saudi investors to form a closed Saudi joint stock company under the name Al Masane Al Kobra Mining Company (ALAK). The Company's mining lease will be transferred to ALAK.  ALAK will then build the mining and treatment facilities and start mining the ore reserves of zinc, copper, silver and gold which the Company has proven to exist with its previous geological work.  In addition, any other ore to be discovered and developed during the Company's mining lease period which ends in 2023 will also be developed. In accordance with the mining lease agreement, the lease can be extended for 20 years until 2043.  The ore will be treated on site, transforming it into copper, and zinc concentrates, to be sold to zinc and copper refineries, and gold and silver bullion.  On June 10, 2006 the Company entered negotiations with four potential Saudi investors and subsequently on August 6, 2006, a Partnership Agreement was signed by the Company and the investors. The agreement was approved by the Board of the Company on August 28, 2006, and draft Articles of Association and bylaws for ALAK were prepared.  While final details may change, the basic terms of agreement are as follows: (1) the capitalization of ALAK will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $30 million and the Saudi investors will contribute $30 million cash, and (4) the remaining capital will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, four additional investors have been added to the group, and the cash contribution has been raised to $60 million, which was deposited in the accounts for ALAK in September and October of 2007.  The Company will have directors representing its interests on a board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.  ALAK is in the process of being established under the rules of the Saudi Ministry of Commerce and Industry.  On October 22, 2007 the parties received notice of approval for formation of ALAK and the final steps are being taken to allow ALAK to conduct business within the Kingdom.  When the license to do business is issued, ARSD will request that the Ministry of Minerals and Petroleum transfer the lease into the name of ALAK, and contracts will be signed with the primary contractor on the construction of the processing mill.  These events are expected to take place in early 2008.

The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.

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

After initialization, the work plan is estimated to require approximately twenty-two months to complete after which commercial production will begin. On April 20, 2005, the Company signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (SNC-Lavalin), to update the fully bankable feasibility study.  The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August of 2005.  The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. SNC-Lavalin concluded that capital expenditure of approximately $115 million is required to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery.  The study was then turned over to a separate and independent consultant for further analysis and review of economic feasibility. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (Molinari) concluded that the study by SNC-Lavalin was conservative and there were many opportunities for cost savings and improvements in the projections as presented.

Metal prices were at record lows worldwide during the early part of the 21st century, and consequently, a large number of mining projects were not economically feasible.  Based on recovering metal prices from 2004 through 2006, the project has become economically viable.  Using spot prices as of September 28, 2007, or even a ten year average of prices, the project becomes economically very attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the prices of 2004 and 2006 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2004-2006	09/28/07	Increase
Gold	$491.60 per ounce	$743.00 per ounce	51.14%
Silver	$ 9.03 per ounce	$ 13.65 per ounce	51.16%
Copper	$ 1.98 per pound	$ 3.70 per pound	86.87%
Zinc	$ 0.85 per pound	$ 1.40 per pound	64.71%

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

Management is also addressing two other significant financing issues within the Mining Segment. These issues include: (1) the $11 million note payable to the Saudi Arabian government, and (2) accrued salaries and termination benefits of approximately $1,023,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $601,000 at December 31, 2006 and $335,000 as of September 30, 2007).

Regarding the note payable, this loan was originally due in ten annual installments beginning in 1984. The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (“SIDF”) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The final resolution of the $11 million note is undetermined at this time.  Management intends to address the issue once ALAK is established and in operation.  In the event the Saudi government demands immediate repayment of this obligation, which Management considers unlikely, the Company would have to investigate options available for refinancing the debt.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals dependent upon the needs of the mining operation until such time as ALAK actually takes over the Al Masane mining project.  Management believes it has sufficient resources to manage this severance liability as necessary.  In 2007 the President of the Company was paid approximately $326,000 of the total amount owed and plans are to eliminate the balance by the end of the year.

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
Mr. Hatem El-Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  He has served as President and Chief Executive Officer of the Company for many years.  Mr. El-Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project.  Mr. El-Khalidi’s current term expires in 2010;
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
Mr. Nicholas Carter, the Company’s Secretary and Treasurer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was first appointed to the Board on April 27, 2006.  Mr. Carter’s current term expires in 2008;
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
Dr. Ibrahim Al-Moneef was appointed to the Board on April 26, 2007.  Dr. Al-Moneef holds a PhD in Business Administration from the University of Indiana.  He currently is owner and chief editor of The Manager Monthly Magazine, a Saudi business journal. He has held key positions with companies doing business in the Kingdom, including the Mawarid Group, the Ace Group, and the Saudi Consolidated Electric Company. Dr. Al-Moneef serves on the Audit, Compensation, and Nominating Committees, and his current term expires in 2009.
Mr. Mohammed A. Al-Omair was appointed to the Board on October 23, 2007.   Mr. Al-Omair resides in Riyadh, Saudi Arabia and is currently serving as Senior Vice President & Deputy Chief Executive Officer for FAL Holdings Arabia Co. Ltd.  He holds a BA Degree in Political Science and a Master of Public Administration from the University of Washington.  Mr. Al-Omair served on the Board of ARSD from 1993 until 2005 when he resigned for personal reasons.  Mr. Al-Omair is a member of the Audit and Compensation Committees.  Mr. Al-Omair’s current term expires in 2008;
Mr. Charles W. Goehringer, Jr. was appointed to the Board on October 23, 2007. Mr. Goehringer is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for ARSD.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.  Mr. Goehringer is a member of the Audit and Compensation Committees, and his current term expires in 2008.

Operating Activities
Cash provided by Operating Activities was approximately $9,493,000 in the first nine months of 2007 compared with approximately $9,330,000 in the same period of 2006.  The primary factors in the increase of approximately $163,000 were: an increase in trade receivables of approximately $5,636,000, a decrease in notes receivable of roughly $24,000, a decrease in income tax receivable of approximately $620,000, an increase in other assets of about $247,000, an increase in inventory of $142,000, an increase in prepaid assets of $56,000, a decrease in financial contract deposits of $3,800,000, an increase in accounts payable and accrued liabilities of $2,680,000, and an increase in accrued liabilities in Saudi Arabia of $521,000.  The Company’s net income increased by approximately $1,332,000 but was offset by non-cash charges including an increase in depreciation of about $135,000, an unrealized gain on financial contracts of approximately $3,525,000, a decrease in stock compensation of $490,000, an increase in deferred income taxes of roughly $556,000 and an increase in post-retirement obligations of about $589,000.

Investing Activities
Cash used for investing activities during the first nine months of 2007 was approximately $8,041,000, representing an increase of approximately $5,017,000 over the corresponding period of 2006 all of which was additions to Plant, Pipeline and Equipment.  Approximately $4.0 million of this amount relates to the Penhex Expansion project with another $1.1 million relating to completion of the work on rail and truck handling facilities which were initiated in 2006.

Financing Activities
Cash used for financing activities during the first nine months of 2007 was approximately $2,482,000 versus approximately $4,231,000 used in the corresponding period of 2006.  The reduction in principal payments on long-term debt in the first nine months of 2007 compared to the same period of 2006 was due to the decrease in the amount of long-term debt carried by the Company.  The Company made principal payments on long-term debt during the first nine months of 2007 of $2,000,000 on the Company’s revolving line and approximately $21,000 on the capital lease, and approximately $460,000 toward a vendor payable.  The Company made principal payments on long-term debt during the first nine months of 2006 of $441,000 on the Company’s revolving line, approximately $19,000 on the capital lease, $1,900,000 on a secured note, and approximately $1,857,000 on a note due to a vendor.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2007, total petrochemical product sales increased by $348,000 and toll processing fees increased by $149,000 for a net increase in revenue of $497,000 or 1.8% compared to the quarter ended September 30, 2006.  Sales volume for the same period in 2007 versus 2006 decreased approximately 1.4% indicating steady demand and the maxed out status of the production facilities.  During these comparable quarters, the cost of petrochemical sales and processing (excluding depreciation) increased approximately $833,000 or 3.4% as compared to the third quarter in 2006. Consequently, total gross profit margin on revenue for the third quarter of 2007 decreased approximately $336,000 or 12.1% as compared to the same period in 2006. The change in gross profit margin for the period was primarily due to the change in the fair value of derivatives for feedstock purchases. The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive or negative results during the short term when price fluctuations are significant as they were in the third quarter of 2007. The other factor which may affect margins as the petroleum markets fluctuate in price is 20% of the Company’s product which is sold on a formula pricing basis.  Depending on how market prices of unleaded gasoline or benzene relate to natural gasoline prices, the margins on this product line may increase or decrease within a short period of time.

The cost of petrochemical product sales and processing and gross profit margin for the three months ended September 30, 2007 and 2006 includes an unrealized (loss)/

gain of approximately ($2,860,000) and $222,000 respectively, on the derivative agreements.

For the nine month period ending September 30, 2007, total petrochemical product sales and processing fees increased approximately $2.9 million or 3.8%, while the cost of petrochemical sales and processing (excluding depreciation) increased approximately $810,000 or 1.3% over the comparable period in 2006. Consequently, the total gross profit margin on petrochemical product sales and processing during the first nine months of 2007 increased approximately $2.1 million as compared to the same period in 2006. The cost of petrochemical product sales and processing and gross profit margin for the nine month period ending September 30, 2007 and 2006, includes an estimated unrealized gain of approximately $1,189,000 and $2,336,000 respectively, on the derivative agreements.

Growth of the North American markets served has generally been 2% to 3% annually over the past ten to fifteen years.  The Company’s growth in volume has generally matched that trend over the same time period, although after the March 2005 expansion, the growth rate in sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent, products and services to the customer and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities.

Demand remained strong for most products through the first nine months of 2007, and the process ran at 91% of capacity per calendar day, which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.

Since 2003, the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, approximately 50% of the Company’s monthly feedstock requirements for three to nine months ahead might be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. During the first nine months of 2007, natural gasoline derivative agreements had a realized gain of approximately $2,853,000 and an unrealized gain of approximately $886,000 for a total positive effect of approximately $3,739,000.  The program is designed to be insurance against unforeseen dramatic price swings rather than a speculative profit center.  It operates mostly as a “buy and hold” program.

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first nine months of 2007 as compared to historical levels.  The Company has option contracts in place for fuel gas through the first quarter of 2008 in order to minimize the impact of price fluctuations in the market.  The Company was also able to pass through price increases as they occurred.  During the first nine months of 2007, natural gas derivative agreements had a realized loss of approximately $333,000 and an unrealized gain of approximately $167,000.  Derivative discounts of $75,600 expired and $60,000 of premiums were paid for additional derivatives during the first nine months of 2007.

Toll processing fee revenue for the third quarter of 2007 of approximately $1,438,000 represents an increase of approximately $149,000 or 11.6% above the fees for the same period in 2006.  The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to remain steady during the remainder of 2007 and beyond as expanded facilities for a major customer were completed in October 2005.  The revised contract with this customer contains a capital repayment feature. The expanded unit began operations on schedule

(considering the hurricane caused delay) and is producing high quality products at volumes requested by the customer.  There are shortages in the markets served by this process, and it is expected the expanded unit will run at high rates for the remainder of 2007.  A project expanding the capacity of a tolling unit for a different customer was operational August 3, 2006, and is expected to further enhance tolling revenues.  Toll processing revenues for the nine months ended September 30, 2007 are 25.1% higher than for the comparable figure of 2006.

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

The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project including the lease payment of $117,300 per year.  During the first nine months of 2007, the Company capitalized approximately $280,000 in development expenditures and recorded approximately $198,000 as expense. After the Al Masane lease is transferred to ALAK, ongoing maintenance and operation expense will be paid within ALAK, and it is anticipated that expenses required to oversee the Company’s investment will continue at a reduced rate.

The Company assesses carrying values of its assets on an ongoing basis. Factors which may affect carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2007 are $3.70 per pound for copper and $1.40 per pound for zinc for the projected life of the mine.  Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2007. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

The Balance Sheet of the Company includes several noteworthy changes from September 30, 2007 as compared to that published in the Company’s Annual Report for December 31, 2006, primarily attributable to the petrochemical segment. Trade receivables increased during the first nine months of 2007 by $3.346 million to $12.240 million. The balance at the end of the 2006 was lower due to decreased sales during the last two weeks of December.  The receivable balance at September 30, 2007 is considered more normal.  The average collection period remains normal for the business.  Inventories decreased from December 31, 2006 due to a decrease in the volume of finished product inventory the Company had on hand at the end of the period.  The decrease of approximately $653,000 fell within the normal ebb and flow of the business and carries no significant meaning in Management’s opinion. As discussed previously, financial contracts moved from a current liability of approximately $765,000 to a current asset of approximately $424,000 due to changes in fair value of contracts on hand at September 30, 2007.  The increase in Plant, Pipeline and Equipment of $7,755,000 is principally due to continued expansion of the truck and rail loading facility in anticipation of the increased process capability, as well as, acquisition of equipment for process capability expansion. The rail facility has not undergone significant improvement for several years and was due to be upgraded for safety and efficiency purposes.  The rail loading facility project was completed during the third quarter of 2007.  The process expansion should be complete during the first half of 2008.

General and Administrative costs for the first nine months of 2007 increased approximately $1,221,000 versus the same period in 2006.  A major contributor to the increase is approximately $589,000 of expense relating to post-retirement agreements signed in January and February of 2007.  The remaining difference is due to generally higher labor costs and increased business activity.  The Company expects to incur increased expense for the remainder of 2007 due to increased training of additional personnel in anticipation of the expanded production activities in early 2008.

Interest expense for the first nine months of 2007 of approximately $116,000 represents a decrease of approximately $517,000 for the same period in 2006. Interest expense decreased in 2007 due to reductions in note payable balances, refinancing at lower interest rates, and the capitalization of interest of approximately $110,500 for construction in progress.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of September 30, 2007, no interest related to uncertain tax positions had been accrued.

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

In response to the foregoing material weaknesses, the Company has contracted with an independent, outside party to provide additional accounting resources and assist management in preparing accurate and timely financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company is currently in negotiations with the TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  The matter is expected to be resolved by year end.

On August 13, 2007, a lawsuit was filed against the Company and approximately 45 other defendants alleging the plaintiff was exposed to benzene which was the legal cause of his illness.  The Company has no known relationship with the plaintiff and intends to vigorously defend itself in the proceedings.  The Company’s insurance carriers are currently providing legal defense of the suit.  The resolution of this lawsuit is not expected to have a material affect on the Company’s financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has an $11 million note payable to the Saudi Arabian government that was originally due in ten annual installments beginning in 1984.  The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government.  By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project.  The Company has not in recent times approached the Ministry of Finance to explore the options for the handling of this note and does not intend to do so until ALAK is firmly established and operating.  Any continuing guarantees or liability is undetermined at this time.  In the event the Saudi government demands immediate repayment of this obligation, which management considers unlikely, the Company would have to investigate options available for refinancing the debt.

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

10(g)*

-  Retirement Awards Program dated January 17, 2007 between Arabian American Development Company and Jack Crichton (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007(filed No. 0-6247)).

10(h)*

-  Retirement Awards Program dated February 16, 2007 between Arabian American Development Company and Hatem El-Khalidi (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007(filed No. 0-6247)).

10(i)	- Waiver and Second Amendment to Credit Agreement and First Amendment to Borrower Security Agreement dated September 19, 2007 between South Hampton Resources, Inc. and Bank of America, N.A.
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 9, 2007                       ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                     (Registrant)

                                                     By: /s/ NICHOLAS CARTER
                                                        Nicholas Carter
                                                        Treasurer