Form 10-K
period 2007-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2008-03-14
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________ Commission File Number 0-6247
___________________

ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
10830 North Central Expressway Suite 175 Dallas, Texas (Address of principal executive offices)	75231 (Zip code)

Registrant’s telephone number, including area code: (214) 692-7872

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common stock, par value $0.10 per share
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☒

_____________________

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☒                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2007 of the registrant’s voting securities held by non-affiliates was $115,533,425.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 6, 2008:  23,431,995.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report.

TABLE OF CONTENTS`

Item Number and Description
PART I
ITEM 1. BUSINESS
General	1
International Operations	2
Competition	5
Environmental Matters	7
Personnel	8
Available Information	8

ITEM 1A. RISK FACTORS	8

ITEM 1B. UNRESOLVED STAFF COMMENTS	11

ITEM 2. PROPERTIES
United States Specialty Products Facility	11
Mexico Specialty Products Facility	13
Saudi Arabia Mining Properties	13
United States Mineral Interests	19
Offices	19

ITEM 3. LEGAL PROCEEDINGS	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM 6. SELECTED FINANCIAL DATA	24

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
General	24
Liquidity and Capital Resources	24
Results of Operations	27
Critical Accounting Policies	31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 9A. CONTROLS AND PROCEDURES	34

ITEM 9B. OTHER INFORMATION	35

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36

ITEM 11. EXECUTIVE COMPENSATION	37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	43

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	45

PART I

ITEM 1.   Business.

General

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967. The Company’s principal business activities include manufacturing various specialty petrochemical products and developing mineral properties in Saudi Arabia and the United States.

United States Activities. The Company’s domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products. Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.  The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  Pioche does not conduct any substantial business activities. See Item 2. Properties.

Saudi Arabia Activities. The Company holds a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The Company has the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.

In 1999, the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it has previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.  In 2005 the Saudi Mining Code was changed which necessitated the re-submission of these applications and the re-submission is being prepared in the format required by the new Code.

Mexico Activities. TOCCO owned until June 2005 approximately 93% of the issued and outstanding shares of common stock of Productos Quimicos Coin, S.A. de. C.V. (“Coin”), a specialty petrochemical company. The facility is located in Coatzacoalcos, on the Yucatan Peninsula.  The facility was transferred, and the stock in the corporation was sold in May and June, 2005, respectively.

See Item 2. Properties for additional discussions regarding all of the Company’s properties and financing of the Al Masane project.

Note 16 to the Consolidated Financial Statements contains information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2007, 2006 and 2005. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.

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

Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of the Company’s products in countries outside of the United States.

Business disruptions could harm the Company’s future revenue and financial condition and increase its costs and expenses. The Company’s operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for some of which the Company may be self-insured. The occurrence of any of these business disruptions could harm the Company’s revenue and financial condition and increase its costs and expenses.

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

Mining Management Risks.  The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. The members of the Board are:

Mr. Hatem El Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  He has served as President of the Company since 1975 and Chief Executive Officer of the Company since February 1994.  Mr. El Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project.  Mr. El Khalidi’s current term expires in 2010;
Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas.  Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. Mr. Sultan is a member of the Audit, Nominating, and Compensation Committees of the Company.  Mr. Sultan’s current term expires in 2010;
Mr. Nicholas Carter, the Company’s Executive Vice President and Chief Operating Officer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was appointed to the Board on April 27, 2006.  Mr. Carter’s current term expires in 2008.  Mr. Carter also serves as a Director and President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock;
Mr. Robert E. Kennedy was appointed to the Board on January 15, 2007 and has extensive experience in the petrochemical industry including over 30 years service with Gulf Oil and Chevron Chemical.  In 1989, while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999.  Mr. Kennedy is a member of the Company’s Audit, Compensation, and Nominating Committees.  Mr. Kennedy’s current term expires in 2009;
Dr. Ibrahim Al Moneef was appointed to the Board on April 26, 2007.  Dr. Al Moneef holds a PhD in Business Administration from the University of Indiana.  He currently is owner and chief editor of The Manager Monthly Magazine, a Saudi business journal. He has held key positions with companies doing business in the Kingdom, including the Mawarid Group, the Ace Group, and the Saudi Consolidated Electric Company. Dr. Al Moneef serves on the Compensation and Nominating Committees, and his current term expires in 2009.  Dr. Al Moneef was a member of the Audit Committee until February 21, 2008, when he tendered his resignation.
Mr. Mohammed O. Al Omair was appointed to the Board on October 23, 2007.   Mr. Al Omair resides in Riyadh, Saudi Arabia and is currently serving as Senior Vice President & Deputy Chief Executive Officer for FAL Holdings Arabia Co. Ltd.  He holds a BA Degree in Political Science and a Master of Public Administration from the University of Washington.  Mr. Al Omair served on the Board of ARSD from 1993 until 2005 when he resigned for personal reasons.  Mr. Al Omair is a member of the Audit, Compensation, and Nominating Committees.  Mr. Al Omair’s current term expires in 2008;
Mr. Charles W. Goehringer, Jr. was appointed to the Board on October 23, 2007. Mr. Goehringer is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for ARSD.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.  Mr. Goehringer is a member of the Compensation and Nominating Committees, and his current term expires in 2008. Mr. Goehringer was a member of the Audit Committee until February 20, 2008, when he tendered his resignation.  Mr. Goehringer also serves as a Director and Vice President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock;
Ms. Connie Cook was appointed as Secretary/Treasurer of the Company on January 15, 2008. Ms. Cook is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has served as Controller for South Hampton for the last 11 years.

Neither management nor Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation.  The Company has from time to time employed various respected engineering and financial advisors to assist in the development and evaluation of the mining projects.  The consultants most currently used to update the feasibility of the Al Masane project are SNC-Lavalin of Toronto, Canada.  The Company also uses the services of Adrian Molinari of Toronto, Canada for ongoing guidance.  The Company believes that with the use of competent consultants and with the hiring of experienced personnel by Al Masane Al Kobra Mining Company (ALAK), a Saudi Arabian joint stock company, in which the Company holds a fifty percent ownership interest, the mining venture is being established and operated in a professional and successful manner.  The amount of risk will ultimately depend upon the Company’s and ALAK’s ability to use consultants and experienced personnel to manage the operation.

Other Difficulties and Risks Associated with International Operations. The Company also may experience difficulty in managing and staffing operations across international borders, particularly in remote locations. Additional risks associated with the Company’s international operations, any of which could disrupt the Company’s operations, include changing political conditions, foreign and domestic monetary policies, international economics, world metal price fluctuations, foreign currency fluctuations, foreign taxation, foreign exchange restrictions, trade protective measures and tariffs.  The establishment of ALAK, with its own management and staff should assist in mitigating many of these potential risks.

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

All of the Petrochemical Company’s raw materials are purchased on the open market.  The Company has contracts in place for approximately two-thirds of its monthly supply and purchases the remainder on the spot market depending on inventory and operational needs.  The contracts are priced upon monthly averages of posted market prices with the remainder being a function of spot market oil and gas prices.   The price of the feedstock utilized by the Company historically carries an 88% correlation to crude oil prices but is not as volatile on a day to day basis.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.  The Company encounters aggressive competition from numerous and varied competitors in all areas of its business, and competitors may target the Company’s key market segments. The Company competes primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If the Company’s products, services, support and cost structure do not enable it to compete successfully based on any of those criteria, the Company’s operations, results and prospects could be harmed.  The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the Company may invest less in certain areas of its businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the Company’s businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which the Company competes, and competitors also may affect the Company’s business by entering into exclusive arrangements with existing or potential customers or suppliers. The Company may have to continue to lower the prices of many of its products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin.

If the Company cannot continue to develop, manufacture and market products and services that meet customer requirements, its revenue and gross margin may suffer. The Company must make long-term investments and commit significant resources before knowing whether its predictions will accurately reflect customer demand for products and services. After the Company develops a product, it must be able to manufacture appropriate volumes quickly and at competitive costs. In the course of conducting business, the Company must adequately address quality issues associated with its products and services. In order to address quality issues, the Company works extensively with its customers and suppliers to determine the cause of the problem and to determine appropriate solutions. However, the Company may have limited ability to control quality issues. If the Company is unable to determine the cause or find an appropriate solution it may delay shipment to customers, which would delay revenue recognition and could adversely affect the Company’s revenue and reported results. Finding solutions to quality issues can be expensive, adversely affecting Company profits. If new or existing customers have difficulty utilizing the Company’s products, its operating margins could be adversely affected, and it could face possible claims if the Company fails to meet its customers’ expectations. In addition, quality issues can impair the Company’s relationships with new or existing customers and adversely affect its reputation, which could have a material adverse effect on operating results.

Economic uncertainty could affect adversely the Company’s revenue, gross margin and expenses. The Company’s revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which it competes. Future economic weakness may result in decreased revenue, gross margin, earnings or growth rates and problems with the Company’s ability to manage inventory levels and collect customer receivables. The Company could experience such economic weakness and reduced spending due to the effects of high fuel costs. In addition, future customer financial difficulties could result in increases in bad debt write-offs and additions to reserves in the Company’s receivables portfolio. The Company also has experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments.

Environmental Matters

In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for several years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.

The light hydrocarbon recovered from the former gas plant site is compatible with the normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 457 barrels were recovered during 2006 and 503 barrels during 2007.  The recovered material had an economic value of approximately $29,550 during 2006 and $40,000 during 2007.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale, but no reduction has been made in the accrual for remediation costs due to the uncertainties relating to the recovery process. At current market values this material, if fully recovered would be worth approximately $1.7 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.

South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

In other remediation activity, South Hampton investigated a potential chemical dump site on the facility property relating to ownership by Arco in the 1950’s. The investigation indicated no further action is required and the site was closed in November of 2007.  The Company also continues to remediate the site of a pipeline leak which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost of remediation is being covered by insurance. The amount of material spilled was minimal and due to the nature of the soil and location, further remediation will rely on natural attenuation.  The Company has applied to the Texas Railroad Commission for approval to consider the site closed if two years of annual monitoring indicate no movement of hydrocarbon.  Also, see Item 3. Legal Proceedings.

The Clean Air Act Amendments of 1990 have had a positive effect on the Petrochemical Company’s business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which comprise a large part of the Petrochemical Company’s product line. Management believes its ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years.   Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products.  As the number of producers has consolidated, the Company has increased its market share at higher sales prices from customers who still require C6 solvents in their business.  Also, see Item 2.  Properties.

Personnel

Mr. Hatem El Khalidi, a US citizen and the Company’s President and Chief Executive Officer splits his time between the US and Saudi Arabia.   Mr. El Khalidi supervises the Company’s 20 mining segment employees in Saudi Arabia, consisting of the office personnel and field crews who are primarily charged with maintaining and caring for the facilities and equipment located at the mine site.  Mr. El Khalidi also serves as a Director of ALAK.

Mr. Nicholas Carter, Executive Vice President and Chief Operating Officer of the Company and President of the Petrochemical Segment, resides in southeast Texas, and is a US citizen. The Petrochemical Company employs 150 persons.

Ms. Connie Cook, Secretary/Treasurer of the Company and Controller of the petrochemical companies resides in southeast Texas, and is a US citizen.

Available Information

The Company will provide paper copies of this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  The Company’s website address is arabianamericandev.com.  The petrochemical subsidiary, South Hampton Resources, Inc. has a website at southhamptonrefining.com.

ITEM 1A.   Risk Factors.

The Company’s use of single source suppliers for certain raw materials could create supply issues. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations.

 The loss of a single source supplier, the deterioration of the Company’s relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied raw materials by a single source supplier could adversely affect the Company’s revenue and gross margins.

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

•	announcements of new products, services, technological innovations or acquisitions by the Company or competitors; and

•
quarterly increases or decreases in revenue, gross margin or earnings, changes in estimates by the investment community or guidance provided by the Company, and variations between actual and estimated financial results.

General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to the Company’s performance also may affect the price of the Company’s common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. If instituted against the Company, this type of litigation, while insured against monetary awards and defense cost, could result in substantial diversion of management time and resources.

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

ITEM 1B.   Unresolved Staff Comments.

None

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

The products from the Penhex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel.  The Penhex Unit had a utilization rate during 2007 of approximately 91%.  This compares to a rate of 87% for 2006.  The Reformer and Aromax® units are operated as needed to support the Penhex and Cyclo-pentane Units.  Consequently, utilization rates of these units are driven by production from the Penhex Unit.  Operating utilization rates are affected by product demand, mechanical integrity, and unforeseen natural occurrences, such as weather events.  The nature of the refining process demands periodic shut-downs for de-coking and other mechanical repairs.  In 2007, there were mechanical shut-downs resulting in approximately 12 total days of lost production and another 6 days due to weather or other uncontrollable issues.  If these items are considered, utilization would have been approximately 96% of capacity.  In 2006, the comparable figures were 15 mechanical related, 6 weather related, and 93% utilization.  In 2005 the adjusted utilization rate would have been 96%

The other two operating units at the plant site, an Aromatics Hydrogenation Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes.  These units are dedicated to the needs of two different toll processing customers.  The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing.  As of October 2005, after the expansion program, the units have a combined capacity of 3,400 BPD. Together they realized a utilization rate 48% for 2006 and 58% for 2007.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

To meet market demand, South Hampton increased the capacity of the Penhex Unit by 30% in March 2005.  Equipment was purchased in late 2004 and a construction permit was issued by TCEQ in late January 2005.  Expansion was accomplished primarily by the addition of two larger fractionation towers and rearrangement of existing equipment.  The expanded capacity was put into service and fully operational by the end of the first quarter 2005.  Additionally, South Hampton signed an agreement in late January 2005 with one of the toll processing customers calling for an expansion of the White Oils Fractionation Unit by October 2005. Capacity was to be doubled to a minimum of 2,000 BPD and final test runs indicated actual capacity to be approximately 3,000 BPD.  The expansion was completed within contract terms and operation of the expanded facility began in October 2005. In the summer of 2006, the Aromatics Hydrogenation Unit was modified to produce two products in addition to that of the original design.  Rotating the three separate products through production should keep the unit operating steadily throughout the year.

In March 2007 the Board of Directors approved the expansion of the South Hampton Penhex unit.  The total cost of the project will be approximately $12.0 million and the capacity will be increased from 3,000 barrels per day to approximately 6,000 barrels per day.  The Company immediately began acquiring equipment and ordering items, such as instrumentation, pumps, and compressors which require a long lead time for delivery.  The project consists of an additional fractionation train identical to the current design, and will also entail the expansion of the Aromax, reformer, and Cyclo-pentane units to support the increased volumes.  Construction work began in the fall of 2007, with the initial focus being the infrastructure required to support the increased operation, such as pipe racks, electrical capacity increases, fire water line extensions, water well modifications, etc.  The final permit to construct was received from the TCEQ on February 28, 2008, and foundation work for the primary equipment started on that date.  Final completion is expected to be towards the end of the second quarter of 2008, which is approximately two months later than originally projected due to delays in the permitting process. For additional information see Note 7 to the Consolidated Financial Statements.

South Hampton, in support of the petrochemical operation, owns approximately 69 storage tanks with total capacity approaching 225,000 barrels, and 106 acres of land at the plant site, 55 acres of which are developed.  South Hampton also owns a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 53 acres, of which 13 acres are developed.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

Gulf State owns and operates three (3) 8-inch diameter pipelines aggregating approximately 50 miles in length connecting South Hampton’s facility to: (1) a natural gas line, (2) South Hampton’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

Mexico Specialty Products Facility, Coatzacoalcos, Mexico

As discussed in Note 21 to the Consolidated Financial Statements, in February 2004, a creditor initiated mortgage foreclosure proceedings against Coin which resulted in a court ordered award of Coin’s plant facilities to the creditor.  The Company knew that Coin had a history of legal and credit problems when it was purchased in early 2000 and intended to negotiate and resolve the issues outstanding after acquisition, but found the legal system in Mexico to be cumbersome and inflexible.  The Company pursued all available remedies at law to prevent or delay such legal action, but in May of 2005 negotiated a settlement whereby title to the facility was signed over to the new owner in return for a minor amount of cash and relief from certain liabilities. As a result, management recorded the loss on the foreclosure of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.  The Company then sold the stock in the corporation to another Mexican entity and recorded a gain of $5,825,668 in June of 2005.  There are no further liabilities or relationships with the Coin facility, the Mexican government, or the new owners.

Saudi Arabia Mining Properties

Al Masane Project

Location, Access and Transportation.  The Al Masane project consists of a mining lease area of approximately 44 square kilometers in southwestern Saudi Arabia approximately 640 km southeast of Jeddah.  Reference is made to the map on page 20 of this Report for information concerning the location of the Al Masane project.  Presently, the site can be accessed by heavy trucks via the 20 kilometer improved asphalt and gravel road from Sifah. The elevation of the Al Masane project is approximately 1,620 meters above sea level.  Najran is the major town located in the area and is serviced by air from Jeddah and Riyadh.  Access from the town of Najran to the project site is 130 km by a paved road to which continues to Sifah.  There are scheduled flights from Jeddah to Abha and Najran.  From the west, there is paved road between Abha and Gusap, and then a dirt road to the site.

Conditions to Retain Title.  The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993.  As holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for rental payments and other obligations required by the mining lease and repayment of an $11 million loan. The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years beginning May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,350 annually) during the period of the lease. The Company, in accordance with the agreement with the Ministry, paid $266,000 of the back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005.  Additionally, the Company paid $234,700 in March 2006, $117,300 in February 2007, and $117,300 in February 2008 which pays the lease amounts in full through the end of 2008. In addition, the Company must pay income tax in accordance with the laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

History of Previous Operations.  The Al Masane project contains extensive ancient mineral workings and smelters which were discovered by Hatem El Khalidi, President and CEO of the Company while flying over the area and later mapped by him on camel back during 1967. From ancient inscriptions in the area, it is believed that mining activities occurred sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper.  Various regional investigations of the Al Masane area were carried out by the United States Geological Survey (USGS) mission.  The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane.  Conway undertook geologic mapping of the area in 1976.  Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which lead to the discovery of the ore lenses.   In 1975, Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development.  In 1977, the Company retained Watts, Griffis and McOuat Limited of Toronto, Canada (WGM) to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit.  By September 1980 a permanent exploration camp including water supply and power plant was established.  In April 1981 WGM completed a program of 3,700 meters of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and 20,000 meters of surface drilling (“Phase I”).  Bulk underground metallurgical samples were taken, and pilot plant test work was conducted at the Colorado School of Mines Research to confirm the laboratory test work completed previously by Lakefield Research in Canada on the drill core.  This work was financed primarily with the $11 million interest-free loan from the Saudi Arabian Ministry of Finance.  Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980.  Although the surface expression of the gossans1 was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth.  Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves.  In addition, a number of studies relating to water supply for the project were completed.  Environmental studies for the project were completed by independent consultants in 1995 as part of the bankable feasibility studies.

Description of Current Property Condition.  In 1982 WGM concluded that sufficient ore reserves were established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM determined that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which included construction of underground mining, ore treatment and support facilities. WGM’s September 1984 reevaluation of the project resulted in no substantial changes of its initial conclusions and recommendations.  In 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada (“Davy”). WGM and Davy updated this study in 1996.  WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and Dore2 bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the Dore bullion to be produced from the proposed cyanidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide. After the smelter refining process, the metals could be sold by the Company or the smelter for the Company’s account in the open market.  As recommended by WGM, the source of power for the Al Masane site will be from diesel powered generators until such time as the site is connected to the national power grid, which is presently 20 km from the site.

In the 1994 feasibility study, WGM stated that there is potential to find more reserves within the lease area, as the ore zones are all open at depth. Further diamond drilling is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively

[1]	“Gossan” means the rust colored oxidized, capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphide.

[2]	“Dore” means unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

small surface exposures such as the Moyeath zone may be developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small gossans in the area could yield significant tonnages of new ore.  The 1996 update showed the estimated capital cost to bring the project into operation to be $89 million. At a production rate of 700,000 tons per year, the operating cost of the project (excluding concentrate freight, ship loading, smelter charges, depreciation, interest and taxes) was estimated to be $38.49 per ton of ore milled.  The feasibility study was updated in August of 2005, by SNC-Lavalin, Engineers and Constructors, Inc. of Toronto, Canada using the field work and conclusions of the previous studies.  No design work or field work was performed, but the update was designed to apply current costs and metal prices to the existing work.  The 2005 update indicates the current capital cost to be approximately $116 million with an additional $7 million needed for the addition of a Gold Recovery Circuit (GRC).  The updated operating costs are estimated to be $53.37 per ton of ore milled, without the GRC, or $60.01 with the GRC.

Metal prices were at record lows worldwide during 2003, and therefore, mining projects were not economically feasible.  As prices have recovered for the 2005-2007 time period, the project becomes economically viable.  If spot prices as of December 28, 2007, are used in the analysis, or even the ten year average of prices is used, the project becomes very economically attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2005-2007	12/28/07	Increase (Decrease)
Gold	$568.67 per ounce	$833.75 per ounce	46.61%
Silver	$ 10.74 per ounce	$ 14.76 per ounce	37.43%
Copper	$ 3.10 per pound	$ 3.08 per pound	(00.65%)
Zinc	$ 1.19 per pound	$ 1.04 per pound	(12.61%)

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

Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company was obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (“Ma’aden”), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi joint stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi joint stock company. According to the terms of the lease agreement the

Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.  However, the Company believes that ultimate resolution of the note may be open to negotiation and intends to approach the subject with the Ministry of the Treasury at the appropriate time.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (ALAK) and received a commercial license from the Ministry of Commerce in January 2008. The Company's mining lease will be transferred to ALAK and ALAK will build the mining and treatment facilities, and operate the mine.  The basic terms of agreement forming ALAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for ALAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.

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

Zone	Mineralized Materials (Tonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	3,872,400	1.67	4.73	1.00	28.36
Al Houra	2,465,230	1.22	4.95	1.46	50.06
Moyeath	874,370	0.88	8.92	1.29	64.85
Total	7,212,000	1.42	5.31	1.19	40.20

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

Proven mineralized materials are those mineral deposits for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade is computed from results of detailed sampling. For ore deposits to be proven the sites for inspection, sampling and measurement must be spaced so closely and the geologic character must be so well defined that the size, shape, depth and mineral content of reserves are well established. Probable mineralized materials are those for which quantity and grade are computed from information similar to that used for proven mineralized materials, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. However, the degree of assurance, although lower than that for proven mineralized materials, must be high enough to assume continuity between points of observation.

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

Greater Al Masane. On June 22, 1999, the Company submitted a formal application for a five-year exclusive mineral exploration license for the Greater Al Masane area of approximately 2,850 square kilometers, which surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $2 million on exploration work. Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area reveals mineralization similar to that discovered at Al Masane. A detailed exploration program and expenditures budget accompanied the application. The Company indicated on its application that it would welcome the participation of Ma’aden in this license. Ma’aden, which expressed an interest in the Greater Al Masane area, was informed directly by the Company that its participation as a joint venture partner in the license would be welcomed.

As previously stated, the Company does not possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding the Company’s rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government’s requirements in these areas and that the government should honor the Company’s claims.

The new Mining Code, adopted by the Saudi government in October, 2004, specifies that the size of an exploration license cannot exceed one hundred (100) square kilometers.  However, there is no restriction on how many exploration licenses can be held by one party simultaneously.  The Company is in the process of identifying the best areas of the previously explored Greater Al Masane Area and intends to re-apply for those individually.  The applications will be submitted per the Mining Code by ALAK.

Reference is made to the map on page 20 of this Report for information concerning the location of the foregoing areas.

United States Mineral Interests

The Company’s only mineral interest in the United States is its ownership interest in Pioche. Pioche has been inactive for many years.

Nevada Mining Properties. Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.  Pioche’s properties are located approximately 100 miles from Las Vegas, Nevada, and with the significant growth presently occurring in Las Vegas, the Company believes the real estate value of Pioche is greater than the metal value.  In other words, it is felt that the asset value at which Pioche is carried on the Company’s books is supported by the real estate value of the Pioche properties.  The Board of Directors of Pioche has determined that the Company should sell parcels of the real estate if market conditions are acceptable.  Mr. Carter, appointed as a Director in 2007, was appointed President of Pioche, and Charles Goehringer was appointed Director and Vice President, in January 2008.  Title research is being conducted to evaluate the feasibility of property sales.

Offices

The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy. The Company also leases a house in Jeddah that is used as a technical office and for staff housing. The Company continues to lease office space in Dallas, Texas on a month-to-month basis.

ITEM 3.  Legal Proceedings.

In August of 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ), filed a preliminary report and petition with the TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, Texas Clean Air Act and Texas Solid Waste Disposal Act. The violations generally relate to the management of volatile organic compounds in a manner that allegedly violates the TCEQ air quality rules and the storage, processing and disposal of hazardous waste in a manner that allegedly violates the TCEQ industrial and hazardous waste rules. The TCEQ Executive Director recommended that TCEQ enter an order assessing administrative penalties against South Hampton in the amount of $709,408 and requiring South Hampton to undertake such actions as are necessary to bring its operations at its facility and its bulk terminal into compliance with the Texas Water Code, Texas Health and Safety Code, TCEQ rules, permits and orders. Over the course of time and negotiations, the TCEQ amended its position to change the penalties to $765,000 in May of 1998, and reduced it to $690,000 in April of 2003.  All appropriate modifications were made by South Hampton in a timely manner where it appeared there were legitimate concerns.

On February 2, 2000, TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements.  TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken.  On April 11, 2003, TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted to TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and the Company has continued to vigorously defend against these allegations, the proposed penalties and proposed corrective actions. Management and the TCEQ, in March 2008, reached a tentative agreement for a settlement of $274,433. The final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to take place in the second quarter of 2008. South Hampton has a liability of $275,000 and $200,000 recorded at December 31, 2007 and 2006, related to these environmental issues. Approximately one half of the settlement amount is to be paid into a state operated fund for local environmental improvement projects.

On February 23, 2004, by court order, a creditor was awarded Coin’s plant facilities as a result of a mortgage foreclosure proceeding. The Company knew that Coin had a history of legal and credit problems when it was purchased in early 2000 and intended to negotiate and resolve the issues outstanding after acquisition, but found the legal system in Mexico to be cumbersome and inflexible. The Company remained in control of the facility and negotiated a transfer with the new owners in May of 2005.  The Company received a small cash payment to defer the expenses associated with a change of ownership, and was relieved of severance liabilities associated with the Mexican employees.  Due to the impending foreclosure, management recorded a loss of the facility with a charge to consolidated operations of $2,900,964 during the fourth quarter of 2004.  The stock in the corporation was sold in June of 2005 and a gain of $5,825,668 resulting principally from the forgiveness of debt was recorded at that time.  See Note 22 to the Consolidated Financial Statements.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

None

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the Pink Sheets and the OTC Bulletin Board during the last two fiscal years under the symbol: ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by the Pink Sheets and the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Pink Sheets/OTC Bulletin Board
	High	Low
Fiscal Year Ended December 31, 2007
First Quarter ended March 31, 2007	$3.41	$3.30
Second Quarter ended June 30, 2007	$6.30	$6.00
Third Quarter ended September 30, 2007	$6.07	$5.91
Fourth Quarter ended December 31, 2007	$7.74	$7.55

Fiscal Year Ended December 31, 2006
First Quarter ended March 31, 2006	$1.70	$1.51
Second Quarter ended June 30, 2006	$1.54	$1.38
Third Quarter ended September 30, 2006	$2.58	$2.27
Fourth Quarter ended December 31, 2006	$3.05	$2.94

At December 31, 2007, there were approximately 682 recorded holders of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future. The provisions of the Petrochemical Company agreements with one of its previous lenders during 2005 restricts the declaration and payment of dividends and other distributions to an amount not exceeding $600,000 annually, provided there is no event of default under the relevant loan agreement. In 2005 consent was obtained, and approximately $2.6 million were distributed to the parent company with the additional being applied to outstanding debt.  The current lender allows dividends to the parent company up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2007.  See Note 10 to the Consolidated Financial Statements.

On January 29, 2008 the Company stock moved from the Over the Counter Bulletin Board (OCBB) to the NASDAQ exchange.  The listing symbol, ARSD, remained unchanged for the move to the new venue. Management believes the move to the electronic market model provides the Company with increased visibility and liquidity for its Common stock, as well as, increased efficiency and cost-effective trading execution for current and potential investors.

See Note 14 to the Consolidated Financial Statements for information about stock options outstanding and other stock awards at December 31, 2007.

ITEM 6.  Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2007	2006	2005	2004	2003
Revenues	$108,638	$98,502	$82,416	$59,793	$39,625
Net Income (Loss)	$7,771	$7,875	$16,636	$(2,551)	$(3,505)
Net Income (Loss) Per Share-Diluted	$0.33	$0.34	$0.73	$(.11)	$(.15)
Total Assets (at December 31)	$84,221	$71,590	$66,974	$51,048	$52,672
Notes Payable (at December 31)	$11,012	$11,013	$11,026	$11,744	$11,744
Current Portion of Long-Term Debt (at December 31)	$31	$489	$1,426	$3,071	$3,170
Total Long-Term Obligations (at December 31)	$9,078	$5,108	$9,839	$4,916	$--

ITEM 7.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operation.

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

Liquidity and Capital Resources

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. The Company’s corporate overhead needs are minimal. A discussion of each segment’s liquidity and capital resources follows.

SPECIALTY PETROCHEMICALS SEGMENT. South Hampton obtains its feedstock requirements from a sole supplier.  On May 7, 2004, South Hampton and the supplier signed a letter of intent whereby the supplier agreed to assist with the capital required to expand a toll processing unit for a large customer.  As security for the funds used to purchase capital equipment and secure outstanding debts for feedstock purchased from the supplier, South Hampton executed a mortgage in June 2004 covering most of the existing facility’s equipment.   South Hampton elected not to take advantage of the equipment financing portion of the agreement but continues to purchase feedstock from the supplier.  The lien was removed in December 2006, and South Hampton agreed to purchase feedstock on delivery from the supplier versus the previous agreement which did not require payment by South Hampton until the feedstock was used.

In relation to the above, a contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on a secured basis for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007 and annually thereafter with thirty days written notice of termination by either party.  In December 2006, the agreement was modified so that all purchases are simply on open account under normal credit terms and amounts owed are classified as current.  The supplier built a tank to receive feedstock from a major pipeline system and provides storage for use by South Hampton.  The arrangement is viewed as a means of solidifying a dependable, long term supply of feedstock for the Company.  Storage fees for this arrangement are offset by the cancellation of tank rental fees in place with another party.  The tank was completed in July 2007 and began full operation in October 2007.

A Purchase and Sale (Factoring) Agreement with a limit of $8,500,000 (in place since 2003) was replaced in October 2005, with an asset based lending agreement with the same bank.  In May 2006, this agreement was replaced by a new agreement with a different bank.  The new agreement has a $12 million limit. The terms and conditions of this new agreement are discussed in Note 10 to the Consolidated Financial Statements.

On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift.  The lease is for five years with title transferring to South Hampton at the end of the term.

On March 20, 2007 the Board approved expansion of the petrochemical facilities with the project expected to cost approximately $12 million.  The project is expected to be completed towards the end of the second quarter of 2008 which is approximately two months later than originally projected due to delays in the permitting process.  The expansion will be funded with a contribution of $2.0 million from the Company and $10.0 million of term financing from a domestic bank.

MINING SEGMENT. This segment is in the development stage. Its most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company’s available cash and capital resources. As discussed in Item 2. Properties, implementation of the project was delayed until open market prices for metals improved. With prices over the last few years at acceptable levels, the Company has successfully established ALAK.  The Company's mining lease will be transferred to ALAK, and ALAK will build the mining and treatment facilities, and operate the mine.  ALAK will have all powers of administration over the Al Masane mining project.  The Saudi investors’ cash contribution was deposited in the accounts for ALAK in September and October of 2007, and application for the transfer of assets to ALAK is underway.

Management also is addressing two other significant financing issues within this segment. These issues are the $11 million note (the “Note”) due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,060,000 due employees working in Saudi Arabia.

The Note was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands or other communications regarding the Note from the Saudi government. By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministers of Finance and Petroleum recommended that the Note be incorporated into a loan from Saudi Industrial Development Fund to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The Company remains active in Saudi Arabia and received the Al Masane mining lease at a time when it had not made any of the agreed upon repayment installments. Based on its experience to date, management believes that as long as the Company diligently attempts to explore and develop the Al Masane project no repayment demand will be made. Based on its interpretation of the Al Masane mining lease and other documents, management believes the government is likely to agree to link repayment of the Note to the Company’s share of the operating cash flows generated by the commercial development of the Al Masane project and to a long-term installment repayment schedule. In the event the Saudi government demands immediate repayment of the Note, which management considers unlikely, the Company may be unable to pay the entire amount due.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals depending upon the needs of the mining operation.  Management believes it has sufficient resources to manage this severance liability as necessary.

At this time, the Company has no definitive plans for the development of its domestic mining assets. It periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.  Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.

To compensate for the loss of Mr. Crichton in December 2007 as President and Board member of Pioche representing ARSD, Mr. Carter was appointed President of Pioche and Mr. Goehringer joined the Board of Pioche in January 2008.  At the same time, the Board agreed to move Pioche toward the sale of assets and to generate whatever cash might be possible over time.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$9,058,726	---	$6,058,726	$3,000,000	---
Capital Lease Obligations	52,994	$33,471	19,523	---	---
Operating Lease Obligations	2,568,000	808,500	234,600	234,600	$1,290,300
Purchase Obligations	---	---	---	---	---
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	---	---	---	---	---
Total	$11,679,720	$841,971	$6,312,849	$3,234,600	$1,290,300

Results of Operations

Comparison of the Years 2007, 2006, 2005

Specialty Petrochemicals Segment

This discussion of the petrochemicals segment of the business uses the table below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.

South Hampton sales volumes and gross revenues increased in each of the last three years.  Historically, over the last twenty years, specialty products markets generally did not experience significant volatility and prices might only be adjusted once or twice a year.  In recent years as the petroleum markets have demonstrated a great deal of price volatility, a more aggressive approach to product pricing has been required.

From 2005 to 2006, the Gross Sales figures indicate an increase of 23% with a volume increase of approximately 9.3%.  The Coin facility was shut down in early 2005 but expanded Penhex production in Silsbee was activated in March 2005, thereby giving a net volume gain for the year resulting from a full year of increased production.  Because of the strong demand and the Company’s focus on getting the most out its operating capacity, the volume increased again by 5.4% from 2006 to 2007 while Gross Sales increased by 10.0%.  The results of the dramatic rise in oil prices over the periods being reported upon are evident.  It is important to note that the utilization rates described previously in this report and increased sales volumes for 2005 through 2007 indicate that market demand played a major role in the increased success of the Petrochemical Company.  This strong demand allowed the Petrochemical Company to raise prices to necessary levels and still maintain market share.

The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities.  The Petrochemical Company, in January 2005, signed a contract with a current toll processing customer to add equipment sufficient to increase production capacity to up to twice the current levels by October 2005.  The construction was completed on a timely basis and the increasing revenues are the result of the expansion program.  Another expansion/modification was completed for a different tolling customer in July 2006, and the results of this work are expected to allow continued increases.  The results of the improvements for these two customers are evidenced by the increased revenues for toll processing from 2005 to 2007.  Further improvement is expected as capacity remains available.

	2007	2006	2005
TOCCO	(in thousands)
Product Sales	$103,205	$93,855	$76,268
Toll Processing	$5,433	$4,647	$4,105
Gross Revenue	$108,638	$98,502	$80,373

Volume of sales (thousand gallons)	40,144	38,073	34,826
COIN
Gross Revenue	-0-	-0-	$2,043

TOCCO
Cost of Materials	$66,989	$60,131	$45,638
Total Operating Expense	$22,696	$19,758	$17,989
Natural Gas Expense	$6,109	$5,707	$4,743
General & Administrative Expense	$5,687	$4,600	$4,281

COIN
Cost of Materials	-0-	-0-	$503
Total Operating Expense	-0-	-0-	$654
Natural Gas Expense	-0-	-0-	$294
General & Administrative Expense	-0-	-0-	$388

Capital Expenditures	$10,799	$3,734	$3,491

Total Cost of Materials increased dramatically in recent years as mentioned in the discussion of Gross Sales.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  Alternative uses are in motor gasoline blending, ethanol denaturing, and as a feedstock in other petrochemical processes, including ethylene crackers.  The price of natural gasoline historically has an 88% correlation to the price of crude oil.  The price of feedstock generally does not carry the day to day volatility of crude oil simply because the market is made by commercial users and there is not the participation of non-commercial speculators as is true with the commodities traded on the public exchanges.  The Petrochemical Company tries to maintain, when the market is suitable, a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to nine months in advance as opportunities arise.  The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchase costs rose by 32% from 2005 to 2006 and by 11% from 2006 to 2007.

Operating Expenses for the Petrochemical Company have increased over the past three years, Natural gas and labor are the largest individual expenses and both exhibited significant increases but for different reasons. The cost of natural gas purchases rose 20% from 2005 to 2006, and another 7% from 2006 to 2007.  These cost increases are primarily due to price hikes as the volume of gas used was relatively flat over the period being reported upon.  The labor increase was significant and not unexpected for 2007 as the Company began hiring personnel and reorganizing its operations and maintenance labor force early in the year to allow adequate time to train and season employees prior to starting the new expanded portion of the operation.  Additionally, the number of truck drivers increased in preparation for the greater product volumes to be moved.  Total labor costs for operations personnel, maintenance, and truck drivers increased from $5.2 million in 2005, to $5.6 million in 2006, and to $7.3 million in 2007.  In addition to the impact of the increased workforce being melded into the system, the Company gave a 7% cost of living increase to the total workforce in June of 2007.  The southeast Texas economy is robust and many of the local refineries and petrochemical plants have large expansion projects underway.  The Company must stay competitive on salaries and benefits in order to retain valuable trained and skilled employees.  The cost of living increase was determined by sampling local industry and arriving at an average increase.  The other cost component which has increased over the past several years is the cost of transportation which is largely passed through to the customer.

The Petrochemical Company hedges a portion of its natural gas supply costs using options contracts for up to nine months ahead.  The primary goals of that program are cost control and predictability.  The hedging program and its results are discussed in Note 20 to the Consolidated Financial Statements.  Operating Expenses in general increased over the three year period -- 10% from 2005 to 2006; and another 15% from 2006 to 2007.

General and Administrative costs from 2005 to 2006 increased 7% primarily due to an increase in insurance premiums of approximately $323,000.  General and Administrative costs from 2006 to 2007 increased an additional 23% due to higher administrative payroll costs and insurance premiums.  The insurance premium increase was largely due to expanded coverage for liability, casualty, and D&O insurance.  Auditing, accounting, and consulting fees also rose for the year due to additional regulatory requirements.  On the bright side, the Petrochemical Company successfully emphasized its safety program in an effort to keep insurance costs under control as evidenced by a $41,000 reduction in its Worker’s Compensation insurance premium during 2007 as compared to 2006.

As conditions improved in 2005, the Petrochemical Company invested money into key areas of the plant and pipeline to ensure a safe and reliable facility.  In October 2005, the Petrochemical Company expanded its toll processing capacity.  The Petrochemical Company also complied with the Pipeline Integrity requirements promulgated by Federal Department of Transportation regulations during 2005.  In 2006 further modifications to a different toll processing unit were completed and operation began in July.  Capital costs for expanding the toll processing units are reimbursed by the customers over five years and recorded as a reduction to depreciation expense. No further changes were made in 2007 and the increased throughput fees are the result of the previous expansion work.

Mining Segment and General Corporate Expenses.

(in thousands)	2007	2006	2005
General corporate expenses	$2,178	$1,242	$187

General corporate expenses increased from 2006 to 2007 primarily due to increases in bonus compensation of $139,000, D&O insurance premiums of $128,000, investor related items of $101,000, post retirement obligations of $621,500, legal and auditing fees of $91,000 and a reduction in directors’ fees of $240,750.   The increase from 2005 to 2006 was primarily due to an increase of stock based compensation of $589,000 in conjunction with bonus compensation totaling $160,000.

None of the Company’s mining operations generate operating or other revenues. The minority interest amount represents Pioche and Coin minority stockholders’ share of the losses from the Pioche and Coin operations for prior years. In 2005 Coin operations were discontinued and no minority interest remains relating to Coin.  Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Company had no net operating loss carry forwards at December 31, 2007 or 2006.

New Accounting Standards

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

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157.  FSP FAS 157-1 is effective upon the initial adoption of SFAS 157.  The Company believes that upon the adoption of SFAS 157, FSP FAS 157-1 will have no affect on the way the Company accounts for its leases under SFAS 13.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  FSP FAS 157-2 is effective upon issuance.  The Company is currently evaluating the impact adoption of FSP FAS 157-2 may have on the financial statements.

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS 159 are elective, however, the amendment of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities.  SFAS 159 is elective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the impact adoption of SFAS 159 may have on the financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

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

The Greater Al-Masane area is known to include massive sulphide deposits similar to those found in the Al-Masane area, which has been more thoroughly classified and explored.  In consideration of the comparable amount of deposit area included, and the amount expended to date in the exploration efforts, and using current metal prices to evaluate the potential of the area explored, no impairment of this asset existed at December 31, 2007.

Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. There is a 300 ton/day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted.  However, the Company believes that the real estate value of the property is such that no impairment of this asset existed at December 31, 2007.

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

Also in 1997 the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company’s policy to accrue remediation costs based on estimates of known environmental remediation exposure. During 2007 an additional $75,000 was accrued for potential settlement of these violations.  At December 31, 2007, a total liability of $275,000 was accrued to cover the final negotiated settlement costs of these environmental issues.   The settlement will be paid over a six month period beginning in March 2008.

 Share-Based Compensation

The Company uses the fair value recognition provisions of Financial Accounting Standards No. 123R, "Share Based Payment", which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a valuation allowance against a portion of its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may reverse the valuation allowance against deferred tax assets.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted the provisions of FIN 48 effective January 1, 2007. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits.

Derivative Instruments

The Company uses financial commodity swaps to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 requires every derivative instrument to be recorded in our consolidated balance sheets as either an asset or liability measured at its fair value. Our derivative agreement are not designated as hedges therefore all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of income.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2007, 2006 and 2005, the Company had approximately $9,059,000, $5,100,000 and $5,000,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $911,000, $275,000 and $35,000 at December 31, 2007, 2006 and 2005, respectively.

The Company does not view exchange rates exposure as significant and has not acquired or issued any foreign currency derivative financial instruments.

The Petrochemical Company purchases all of its raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, the Petrochemical Company’s revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, the Petrochemical Company from time to time will engage in various hedging techniques including financial swap and option agreements. The Petrochemical Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. The Petrochemical Company’s policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials.
At the end of 2007, market risk for 2008 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2007.  To mitigate this risk, at December 31, 2007, the Petrochemical Company had natural gas option agreements in effect expiring in March 2008, which covered from 50% to 100% of the fuel gas requirement. The Petrochemical Company also entered into financial swap agreements covering approximately 50% of the feedstock requirements through the third quarter of 2008. Assuming 2008 total petrochemical product sales volumes at the same rate as 2007, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $7,700,000 in fiscal 2008, before considering the effect of the option and swap agreements outstanding as of December 31, 2007.

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

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of the independent registered public accounting firm thereon, are set forth beginning on Page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2007, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management of Arabian American Development Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by Moore Stephens Travis Wolff, L.L.P., an independent registered public accounting firm, as stated in their report, which appears under Item 8 –Financial Statements and Supplementary Data.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information.

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

Name; Current Positions Held	Age	Date of Election
Hatem El Khalidi President of the Company since 1975; prior to 1975 Vice President of the Company; Chief Executive Officer of the Company since February 1994	83	April 1968
Nicholas N. Carter ………………………………………………. Executive Vice President, Chief Executive Officer of the Company since January 2008, President of the Petrochemical Company since 1987	61	August 2004
Robert E. Kennedy ………………………………………………. Chairman of the Audit and Compensation Committees; Member of Nominating Committee	64	January 2007
Ghazi Sultan Chairman of the Nominating Committee; Member of Compensation and Audit Committees	70	September 1993
Ibrahim Al Moneef Member of the Compensation and Nominating Committees	67	April 2007
Mohammed Al Omair Member of Audit, Compensation and Nominating Committees	64	October 2007
Charles Goehringer, Jr. Member of Compensation and Nominating Committees	49	October 2007

Each director of the Company is elected on staggering three year terms to serve until his successor is elected and qualified. Each person listed in the foregoing table has served as a director since the date of election indicated.

The Board of Directors of the Company has an Audit Committee which is currently composed of Messrs. Ghazi Sultan, Mohammed Al Omair, and Robert E. Kennedy. The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and National Association of Securities Dealers standards for independence.  The Board has also determined that Ghazi Sultan meets the Securities and Exchange Commission criteria of an “audit committee financial expert.”

The following table sets forth the name of each executive officer of the Company, their age and all the positions and offices with the Company held:

Name	Positions	Age
Hatem El Khalidi	President, Chief Executive Officer and Director	83
Nicholas N. Carter	Executive Vice President, Chief Operating Officer and Director/President - TOCCO	61
Connie Cook	Secretary and Treasurer/Secretary - TOCCO	45
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  Executive Compensation.

Compensation Committee Report
This Committee was formed by the Board during March 2007.  The individuals serving on the Compensation Committee are Robert E. Kennedy, Ghazi Sultan, Mohammed Al Omair, Ibrahim Al Moneef, and Charles Goehringer, Jr. as of March 2008.

It is the intent of the Board that the salaries and other compensation of the Executives of the Company will be recommended to the Board for action at least once annually and will be based upon competitive salaries and financial performance of the Company.

Compensation Discussion and Analysis
General
The compensation programs of the Company are designed to attract and retain qualified individuals upon whom the sustained progress, growth, profitability, and value of the Company depend.  It is the plan of the Board that through the Compensation Committee, the Company will develop and implement compensation policies, plans and programs to further these goals by rewarding executives for positive financial performance.  Management provides recommendations regarding executive compensation to the Compensation Committee. The Company does not currently engage any consultant related to executive and/or director compensation matters.

Compensation Components
During fiscal 2007, executive compensation included base salary, annual cash and stock incentives, and benefits generally available to all employees.

Base Salary
The base salary of Mr. Carter has been subject to a standard cost of living increase annually over the past several years at the same rate as other Petrochemical segment employees.  No other adjustments were made.  Mr. El Khalidi’s remuneration has remained fixed at the current level for many years.   It is the task of the Compensation Committee to review executive salaries annually and make recommendations as to whether adjustments should be made.

Incentive Compensation
The Full Board has reviewed and acted upon the executive performance awards based upon the financial results for the years ended 2006 and 2007.  The performance awards have been in the form of cash and stock and have been awarded in the first quarter of each year dependent on the results of the previous year.  The Compensation Committee has taken over making these recommendations and is developing a formal program per the Policies which are currently under consideration.  The total award is calculated based upon performance of the Company compared with the 2005 performance which is considered the base year.  The award is paid in the first quarter after the financial results of the year ended are reasonably known.

Stock Option Plan
The Company does not have a Stock Option plan that is currently in operation.  The Company is in the process of developing an updated Stock Option plan to be implemented in 2008, subject to Compensation Committee and Board approval.

Other Compensation
There is no other compensation paid to the executive officers.

Termination of Employment Payments
There were no termination payments made to executive officers during 2007.

Tax Considerations
There are no tax considerations which affect the compensation of executives for 2007.

Summary of Executive Compensation
The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to the Company for the year ending December 31, 2007 for those persons who served as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Vice President of Marketing for the Petrochemical Company during the year and who are our four most highly compensated executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Restricted Stock Award(s) ($)	Stock Award(s)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (2)(3)	Total ($)
Hatem El Khalidi, President and Chief Executive Officer, Director	2007	$72,000	--	--	--	--	--	$8,000	$80,000
	2006	$72,000	--	--	--	--	--	$8,000	$80,000
	2005	$72,000	--	--	--	--	--	$8,000	$80,000
Nicholas N. Carter, Executive Vice President and Chief Operating Officer President, Petrochemical Company	2007	$172,059	$96,506	$66,000	--	--	--	$10,324	$344,889
	2006	$163,044	$97,994	$30,000	--	--	--	$9,783	$300,821
	2005	$155,748	$45,705	--	--	--	--	$9,288	$210,741
Connie J. Cook, Secretary and Treasurer	2007	$108,500	$70,085	$33,000	--	--	--	$6,510	$218,095
	2006	$102,816	$73,057	$15,000	--	--	--	$6,169	$197,042
	2005	$98,215	$46,067	--	--	--	--	$5,893	$150,175
Mark D. Williamson, Vice President of Marketing, Petrochemical Company	2007	$190,393	$70,023	--	--	--	--	$11,424	$271,840
	2006	$193,830	$80,124	$15,000	--	--	--	$11,630	$300,584
	2005	$199,269	$53,116	--	--	--	--	$11,956	$264,341

(1)
Includes $0, $0 and $11,957 in compensation for the fiscal years ended December 31, 2007, 2006, and 2005, respectively, that was deferred at the election of Mr. El Khalidi.  All present deferred compensation owing to Mr. El Khalidi aggregating $38,053 is considered, and future deferred compensation owing to Mr. El Khalidi, if any, will be considered payable to Mr. El Khalidi on demand.

(2)
Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2007, 2006, and 2005, respectively, that was accrued for Mr. El Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El Khalidi as of December 31, 2007 was $308,000.

(3)	Includes amounts as shown for Mr. Carter, Ms. Cook, and Mr. Williamson that were contributed on the employee’s behalf into the Company’s 401(k) plan.

Employment Agreements
The Company does not have any Employment Agreements outstanding at this time.

Director Compensation
The Company did not pay any Directors fees during 2007; however, fees adopted by the Board and owed for 2007 were accrued in 2007 and paid in the first quarter of 2008.

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee as of December 31, 2007 are Messrs. Robert E. Kennedy, Ghazi Sultan, Charles Goehringer, Jr., Ibrahim Al Moneef, and Mohammed O. Al Omair.  None of these gentlemen serve on the Compensation Committees of any other entities.  The members of the Compensation Committee are non-employee directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Hatem El Khalidi	400,000	-	-	$1.00	Undetermined
Ghazi Sultan	100,000	-	-	$2.00	08/28/09

OPTION EXERCISES AND STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicholas N. Carter	20,000	$66,000
Connie Cook	10,000	$33,000

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards
Nicholas N. Carter	March 20, 2007	20,000	$66,000
Connie Cook	March 20, 2007	10,000	$33,000

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2007, information as to the beneficial ownership of the Company’s Common Stock by each person known by the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, by each of the Company’s executive officers named in the Summary Compensation Table, by each of the Company’s directors and by all directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Fahad Mohammed Saleh Al Athel c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	3,603,568		15.7%
Mohammad Salem ben Mahfouz c/o National Commercial Bank Jeddah, Saudi Arabia	1,500,000		6.6%
Harb S. Al Zuhair P.O. Box 3750 Riyadh, Saudi Arabia	1,423,750		6.2%
Prince Talal Bin Abdul Aziz P. O. Box 930 Riyadh, Saudi Arabia	1,272,680		5.6%
Hatem El Khalidi 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	460,000	(2)	2.0%
Ghazi Sultan P.O. Box 5360 Jeddah, Saudi Arabia 21422	225,000	(3)	1.0%
Nicholas N. Carter P.O. Box 1636 Silsbee, Texas 77656	92,500		*
Charles W. Goehringer, Jr. P.O. Box 4915 Beaumont, Texas 77704	3,000		*

Robert E. Kennedy. 450 Gears Rd., Suite 290 Houston, Texas 77067	-		*
Mohammed O. Al Omair. P. O. Box 4900 Riyadh, Saudi Arabia	-		*
Ibrahim Al Moneef. P. O. Box 10850 Riyadh, Saudi Arabia	-		*
Connie J. Cook. P. O. Box 1636 Silsbee, Texas 77656	20,000		*
Mark Williamson. P. O. Box 1636 Silsbee, Texas 77656	10,000		*
All directors and executive officers as a group (8 persons)	810,500	(4)	3.5%

(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2)
Includes 400,000 shares which Mr. El Khalidi has the right to acquire through the exercise of presently exercisable stock options. Excludes 385,000 shares owned by Ingrid El Khalidi, Mr. El Khalidi’s wife, and 443,000 shares owned by relatives of Hatem El Khalidi.

(3)	Includes 100,000 shares which Mr. Sultan has the right to acquire through the exercise of presently exercisable stock options.

(4)
Includes 500,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El Khalidi, the wife of Hatem El Khalidi, the President, Chief Executive Officer and a director of the Company, and 443,000 shares owned by relatives of Hatem El Khalidi.

Based on its stock ownership records, the Company believes that, as of December 31, 2007, Saudi Arabian stockholders currently hold approximately 57% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company’s Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

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

ITEM 13. Certain Relationships and Related Transactions.

The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. Carter is currently a director and President of Pioche, and Mr. Charles Goehringer, Jr. is currently a director and Vice President of Pioche.  The Company is providing funds necessary to cover the Pioche operations. During 2007 and 2006, the Company made payments of approximately $49,700 and $37,700, respectively, for such purposes.  As of December 31, 2007, Pioche owed the Company $202,441 as a result of advances made by the Company. The indebtedness bears no interest.

During 2007, South Hampton incurred product transportation costs of approximately $653,000 with Silsbee Trading and Transportation Corp. (STTC), a private trucking and transportation carrier in which Mr. Carter, President of TOCCO, had a 100% equity interest. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC.  Lease payments at the beginning of 2007 were approximately $52,100 per month and were raised to approximately $57,600 per month as new and additional tractors and trailers were added to the fleet throughout the year.  With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required.  Under the lease arrangement, STTC provides transportation equipment and all normal maintenance on such equipment and South Hampton provides drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement.  The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed.  STTC also entered into a capital lease with South Hampton for acquisition of a motorized man lift.  At the end of the five year lease period, title to the manlift will be transferred to South Hampton for a final payment of one dollar.

ITEM 14.  Principal Accounting Fees and Services.

The table below sets forth the fees that Moore Stephens Travis Wolff, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2007 and 2006 and the review of its financial statements for the quarterly periods in the year ended December 31, 2007, and all other fees Moore Stephens Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2007 and December 31, 2006, respectively:

	2007		2006
Audit Fees		$209,325	$192,176
Audit-Related Fees		$0	$0
Tax Fees		$23,200	$16,436
All Other Fees	$		$0

Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.  During 2007, each new engagement of Moore Stephens TravisWolff, LLP was approved in advance by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets dated December 31, 2007 and 2006.

Consolidated Statements of Income for the three years ended December 31, 2007.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2007.

Consolidated Statements of Cash Flows for the three years ended December 31, 2007.

Notes to Consolidated Financial Statements.

   2.     The following financial statement schedules are filed with this Report:

Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2007.

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

3(b)	- Restated Bylaws of the Company dated April 26, 2007 (incorporated by reference to Item 5.03 to the Company’s Form 8-K dated April 26, 2007 (File No. 0-6247)).
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

10(j)*

- Retirement Awards Program dated January 17, 2007 between Arabian American Development Company and Jack Crichton (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (file No. 0-6247)).

10(k)*

- Retirement Awards Program dated February 16, 2007 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (file No. 0-6247)).

10(l)

- Waiver and Second Amendment to Credit Agreement and First Amendment to Borrower Security Agreement dated September 19, 2007 between South Hampton Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file No. 0-6247)).

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247)).
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the last quarter of the period covered by this Report.

1.01	- Ministerial Order No. 247 dated October 21, 2007 from the Saudi Arabian Minister of Commerce and Industry approving the formation of Al Masane Al Kobra Mining Company.
5.02	- Appointment of Mohammed Al Omair and Charles W. Goehringer, Jr. to the Company’s Board of Directors dated October 23, 2007.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Arabian American Development Company, a Delaware corporation, and the undersigned directors and officers of Arabian American Development Company, hereby constitutes and appoints Nicholas Carter its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARABIAN AMERICAN DEVELOPMENT
COMPANY

Dated: March 14, 2008	By:	/s/ Hatem El Khalidi
                                   Hatem El Khalidi
                                                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 14, 2008.

Signature	Title
/s/ Hatem El Khalidi Hatem El Khalidi	President, Chief Executive Officer and Director (principal executive officer)
/s/ Nicholas Carter Nicholas Carter	Executive Vice President, Chief Operating Officer and Director
/s/ Connie Cook Connie Cook	Secretary and Treasurer (principal financial and accounting officer)
/s/ Charles Goehringer, Jr. Charles Goehringer, Jr.	Director
/s/ Robert Kennedy Robert Kennedy	Director
/s/ Ghazi Sultan Ghazi Sultan	Director
/s/ Ibrahim Al Moneef Dr. Ibrahim Al Moneef	Director
/s/ Mohammed Al Omair Mohammed Al Omair	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the statements of Productos Quimicos Coin S.A. de. C. V. (Coin), a majority-owned subsidiary, as of June 12, 2005, or for the period ended June 12, 2005, the statements of which reflect total revenues constituting 5% of the consolidated totals.  These statements were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to amounts included for Coin, is based solely on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrate Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 48 “Accounting for Uncertainty in Income Taxes”.

/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.

Dallas, Texas
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arabian American Development Company and Subsidiaries

Dallas, Texas

We have audited Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Arabian American Development Company, and our report dated March 13, 2008, expressed an unqualified opinion.

/s/ Moore Stephens Travis Wolff, L.L.P.

Dallas, Texas

March 13, 2008

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,789,924	$2,939,022
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	12,310,561	8,893,182
Current portion of notes receivable, net of discount and deferred gross profit of $101,620 and $200,492, respectively	609,777	605,955
Financial contracts	206,832	--
Financial contract deposits	--	1,500,000
Prepaid expenses and other assets	648,313	404,228
Inventories	2,887,636	3,576,317
Taxes receivable	1,070,407	619,598

Total current assets	22,523,450	18,538,302

PLANT, PIPELINE, AND EQUIPMENT – AT COST	32,229,709	21,643,903
LESS ACCUMULATED DEPRECIATION	(12,463,214)	(11,017,503)

PLANT, PIPELINE, AND EQUIPMENT, NET	19,766,495	10,626,400

AL MASANE PROJECT	37,468,080	37,137,022
OTHER INTERESTS IN SAUDI ARABIA	2,431,248	2,431,248
MINERAL PROPERTIES IN THE UNITED STATES	1,084,617	1,084,711
NOTES RECEIVABLE, net of discount of $70,421 and $172,041, respectively, net of current portion	935,937	1,545,714
OTHER ASSETS	10,938	226,769

TOTAL ASSETS	$84,220,765	$71,590,166

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,524,042	$2,989,203
Accrued interest	85,552	59,857
Financial contracts	--	765,672
Accrued liabilities	1,931,822	1,210,054
Accrued liabilities in Saudi Arabia	1,406,801	1,645,257
Notes payable	11,012,000	11,012,500
Current portion of long-term debt	30,573	488,828
Current portion of other liabilities	630,731	584,349

Total current liabilities	19,621,521	18,755,720

LONG-TERM DEBT, net of current portion	9,077,737	5,108,309
POST RETIREMENT BENEFIT	441,500	--
OTHER LIABILITIES, net of current portion	990,375	1,621,105
DEFERRED INCOME TAXES	677,131	540,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	794,646	817,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - authorized 40,000,000 shares of $.10 par value; issued and outstanding, 22,601,994 and 22,571,994 shares in 2007 and 2006, respectively	2,260,199	2,257,199
Additional Paid-in Capital	37,183,206	37,087,206
Retained Earnings	13,174,450	5,403,069

Total stockholders' equity	52,617,855	44,747,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,220,765	$71,590,166

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2007	2006	2005
Revenues
Petrochemical product sales	$103,204,565	$93,854,726	$76,268,360
Processing fees	5,433,550	4,647,431	4,105,227
	108,638,115	98,502,157	80,373,587
Operating costs and expenses
Cost of petrochemical product sales and processing	88,861,365	79,888,772	63,626,497
Gross Profit	19,776,750	18,613,385	16,747,090

General and Administrative Expenses
General and administrative	7,619,280	5,842,564	4,468,253
Depreciation	1,074,762	859,059	651,607
	8,694,042	6,701,623	5,119,860

Operating income	11,082,708	11,911,762	11,627,230

Other income (expense)
Interest income	297,494	276,184	95,214
Interest expense	(142,696)	(704,282)	(792,976)
Minority interest	22,912	17,535	8,437
Miscellaneous income (expense)	(62,794)	383,545	16,559
	114,916	(27,018)	(672,766)
Income from continuing operations before income taxes	11,197,624	11,884,744	10,954,464

Income tax expense	3,426,243	4,009,416	1,133,787

Net income from continuing operations	7,771,381	7,875,328	9,820,677

Discontinued operations
Income from operations of Coin	-	-	989,856
Gain on disposal of Coin	-	-	5,825,668

Income from discontinued operations	-	-	6,815,524

Net income	$7,771,381	$7,875,328	$16,636,201

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - Continued

For the years ended December 31,

	2007	2006	2005
Basic weighted average net income per common share
Continuing operations	$0.34	$0.35	$0.43
Discontinued operations	-	-	0.30
Net Income	$0.34	$0.35	$0.73

Basic weighted average number
of common shares outstanding	22,895,394	22,804,567	22,731,994

Diluted weighted average net income per common share
Continuing operations	$0.33	$0.34	$0.43
Discontinued operations	-	-	0.30
Net Income	$0.33	$0.34	$0.73

Diluted weighted average number
of common shares outstanding	23,291,669	23,030,573	22,731,994

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006, and 2005

			Additional	Retained
	Common stock		paid-in	Earnings
	Shares	Amount	capital	(Deficit)	Total

DECEMBER 31, 2004	22,431,994	$2,243,199	$36,512,206	$(19,108,460)	$19,646,945

Net income	-	-	-	16,636,201	16,636,201

DECEMBER 31, 2005	22,431,994	2,243,199	36,512,206	(2,472,259)	36,283,146

Common Stock
Issued to Employees	40,000	4,000	56,000	-	60,000
Issued to Directors	100,000	10,000	290,000	-	300,000

Stock options issued to directors	-	-	229,000	-	229,000

Net income	-	-	-	7,875,328	7,875,328

DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$5,403,069	$44,747,474

Common Stock
Issued to Employees	30,000	3,000	96,000	-	99,000

Net Income	-	-	-	7,771,381	7,771,381

DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$13,174,450	$52,617,855

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2007	2006	2005
Operating activities
Net income	$7,771,381	$7,875,328	$16,636,201
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	1,074,762	859,059	651,607
Accretion of notes receivable discounts	(148,355)	(166,959)	(50,724)
Accretion of unrealized gross profit	(52,137)	(44,534)	(40,858)
Unrealized gain on financial contracts	(972,504)	840,424	(169,951)
Gain on disposal of Coin	-	-	(5,825,668)
Share-based compensation	99,000	589,000	-
Deferred income taxes	137,131	243,000	297,000
Postretirement obligation	621,500	-	-
Minority interest	(22,912)	(17,104)	(8,436)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(3,417,379)	4,079,475	(9,774,576)
Decrease in notes receivable	806,447	689,386	195,717
Increase in income tax receivable	(450,809)	(619,598)	-
(Increase) decrease in inventories	688,681	(2,411,643)	79,019
(Increase) decrease in other assets	215,831	207,877	(270,770)
(Increase) decrease in financial contract deposits	1,500,000	(1,500,000)	-
Increase in prepaid expenses	(244,085)	(38,671)	(66,568)
Increase (decrease) in accounts payable and
accrued liabilities	2,076,607	1,128,911	(81,786)
Increase (decrease) in accrued interest	25,695	1,108	(841,610)
Decrease in accrued liabilities in Saudi Arabia	(238,456)	(762,025)	(341,846)
Net cash provided by operating activities	9,470,398	10,953,034	386,751

Investing activities
Additions to Al Masane Project	(331,058)	(332,924)	(383,533)
Additions to plant, pipeline and equipment	(10,799,205)	(3,738,856)	(3,491,467)
(Additions to) reductions in to mineral properties in the United States	94	-	(390)
Net cash used in investing activities	(11,130,169)	(4,071,780)	(3,875,390)

Financing Activities
Additions to long-term debt	6,000,000	5,058,726	7,000,000
Repayment of long-term debt	(2,488,827)	(10,726,183)	(1,678,005)
Repayment of note to stockholders	(500)	(13,333)	(718,000)
Net cash provided (used) in financing activities	3,510,673	(5,680,790)	4,603,995

Net increase in cash	1,850,902	1,200,464	1,115,356

Cash and cash equivalents at beginning of period	2,939,022	1,738,558	623,202

Cash and cash equivalents at end of period	$4,789,924	$2,939,022	$1,738,558

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the years ended December 31,

	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash payments for interest	$294,206	$720,752	$1,490,807
Cash paid for income taxes	$3,585,000	$3,908,398	$837,326

Supplemental disclosure of non-cash items:
Notes receivable issued for capital expansion	$-	$952,900	$1,662,403
Capital expansion amortized to depreciation expense	$(584,348)	$(480,002)	$(104,988)

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations of the Company

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activities include manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Segment”) and developing mineral properties in Saudi Arabia and the United States (also referred to as the “Mining Segment”).  All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 8 and 9).

The Company’s Petrochemical Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and until June 2005 approximately 93% of the capital stock of Productos Quimicos Coin S.A. de. C.V. (“Coin”). South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity solvents used primarily in the plastics and foam industries.  Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. Pioche and the Company’s mineral properties in Saudi Arabia constitute its Mining Segment.

Summary of Significant Accounting Policies

Principles of Consolidation – The Company evaluates its equity and other contractual relationships in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R, should be applied in the consolidated financial statements.  FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The primary beneficiary is required to consolidate the financial position and results of the variable interest entity.  The Company consolidates its wholly owned interests and all inter-company accounts are eliminated in consolidation.

Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.  At December 31, 2007 and 2006, there were cash equivalents or short-term investments of $4.79 million and $2.94 million, respectively.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market for inventories.

Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware.  As of December 31, 2007 and 2006, the allowance balance was $35,000 and $35,000,

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

respectively.  During 2006 approximately $156,000 was written off.  No amounts were written off in 2007.

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes at December 31, 2007, and 2006, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectibility of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible and no allowance has been recorded at December 31, 2007 and 2006.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2007, none of the projects had reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to any of the projects.

Plant, Pipeline and Equipment - Plant, pipeline and equipment are stated at cost.  Depreciation is provided over the estimated service lives using the straight-line method.  Gains and losses from disposition are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements are capitalized.

Interest costs incurred to finance expenditures during construction phase are capitalized as part of the historical cost of constructing the assets.  Construction commences with the development of the design and ends when the assets are ready for use.  Capitalized interest costs are included in property, pipeline and equipment and are depreciated over the service life of the related assets.

Platinum catalyst is included in property, pipeline and equipment at cost.  Amortization of the catalyst is based upon costs less estimated salvage value of the catalyst using the straight line method over the estimated useful life (see Note 7).

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2007.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Revenue recognition - Sales of petrochemicals are recorded when title passes to the customer. Revenue associated with processing fees is recognized in the period the service is performed. Sales are presented net of discounts and allowances. Freight costs billed to customers are recorded as a component of revenue.

Shipping and handling costs - Shipping and handling cost are classified as cost of petrochemical product sales and processing and are expensed as incurred.

Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan.  The Company matches 100% up to 6% of pay with vesting occurring over 7 years.  As of December 31, 2007, 2006, and 2005, matching contributions of $305,058, $200,440, and $197,954 had been made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Deferred Revenue - Deferred revenue represents the deferred gross profit due on an owner financed note from the sale of an office building.  Revenue is recognized over the term of the note agreement which is 10 years.  At December 31, 2007 no payments remained.  Deferred revenue of $0 and $48,542 is recorded as a reduction to Notes Receivable on the Balance Sheet as of December 31, 2007 and 2006, respectively.

Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a note receivable and a deferred liability are recorded to recover the project costs which were capitalized.  See Note 6 – Notes Receivable.  The amortization of the deferred liability is recorded as a reduction to depreciation expense.  As of December 31 of each year, depreciation expense had been reduced by $584,348 for 2007, $480,002 for 2006, and $104,988 for 2005.

Net Income Per Share - The Company computes basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 17).

Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar.  Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of income as a foreign exchange transaction gain or loss.  The Company does not employ any practices to minimize foreign currency risks.  As of December 31, 2007, and 2006, foreign currency translation adjustments were not significant.    In 2005 an adjustment of $242,101 was included in discontinued operations.

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

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Saudi Arabian investors, including certain members of the Company’s Board of Directors, own approximately 57% and 58% of the Company’s outstanding common stock at December 31, 2007 and 2006, respectively.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowance for doubtful accounts receivable, assessment of impairment of the Company’s mining assets, financial contracts, litigation liabilities, post retirement benefit obligations, and deferred tax valuation allowance.  Actual results could differ from those estimates.

Share-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” on a prospective basis. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by Statement of Financial Accounting Standards No. 148.  Accordingly, the compensation expense of any employee stock options granted is the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.  See Note 14 for additional information relating to stock options.

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2007, and 2006 includes compensation expense based on the grant date fair value estimated in accordance with SFAS 123R. As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ than those estimates.

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

The Company has periodically entered into commodity swap derivative agreements to decrease the price volatility of its natural gasoline feedstock requirements and has entered into option and swap contracts to decrease the price volatility of its natural gas fuel requirements in 2005, 2006 and 2007.  These derivative agreements were not designated as hedges by the Company.  The Company has not calculated the effectiveness of these instruments; and accordingly, has not designated them as hedges (see Note 20).

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets.

Fair Value of Financial Instruments – The Company’s consolidated financial instruments include cash, cash equivalents, notes payable and long-term debt.  The carrying amount of cash, cash equivalents and variable rate long-term debt approximates fair value at December 31, 2007 and 2006. The fair value of the note payable to the Saudi Arabian Ministry of Finance and National Economy is not practical to estimate because quoted market prices do not exist for similar type debt instruments and there are no available comparative instruments that can be used as a basis to value this note payable.

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

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157.  FSP FAS 157-1 is effective upon the initial adoption of SFAS 157.  The Company believes that upon the adoption of SFAS 157, FSP FAS 157-1 will have no affect on the way the Company accounts for its leases under SFAS 13.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  FSP FAS 157-2 is effective upon issuance.  The Company is currently evaluating the impact adoption of FSP FAS 157-2 may have on the financial statements

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS 159 are elective, however, the amendment of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities.  SFAS 159 is elective as of the beginning of an entity’s

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the impact adoption of SFAS 159 may have on the financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had an excess of current assets over current liabilities of $2,901,929 at December 31, 2007.

	Saudi Arabia	United States	Total

Current assets	$1,154,706	$21,368,744	$22,523,450

Current liabilities	7,678,634	11,942,887	19,621,521

Excess (shortage) of current assets over current liabilities	$(6,523,928)	$9,425,857	$2,901,929

Over the last seven years, except for brief periods when earnings were down, the petrochemical segment has been able to provide sufficient working capital to pay the operating and administrative needs of the Company and still have capital needed for major maintenance and planned capital items within the segment.  During the periods when earnings were not sufficient to provide the support needed by the mining segment, the Company has relied upon shareholder loans and advances to cover its ongoing costs.  The mining segment is in the development stage and is a net user of cash and capital resources.  In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company, Al Masane Al Kobra Mining Company (ALAK).  ALAK will manage and finance future development of the mining project.  The Company will still have expenses relating to its continued presence in the

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS - Continued

Kingdom and in overseeing its investment in ALAK that will continue to be funded by the petrochemical segment until the mine is operational, and ALAK begins distributions to the stockholders (see Note 8).

At this time the $11.0 million note payable to the Saudi government is not intended to be transferred to ALAK.  However, the final resolution is undetermined.  Should the Saudi government require repayment prior to the mine going into operation, the Company would have to evaluate its options (see Note 10).

The other issues being addressed by management are the accrued salaries and accrued termination benefits for the Saudi employees working in the mining segment.  These amounts include an accrued termination benefit of approximately $1,060,000 due the employees and approximately $346,000 due the Company’s President in accrued salary and termination benefits.  Management feels the Petrochemical Segment will generate sufficient working capital to retire these amounts as required and financing will not be necessary.

The earnings of the Petrochemical Segment have been sufficient to provide working capital for the operation of the business and for the addition of needed capital improvements.  Certain former lenders had restrictions on the amount of dividends the Petrochemical Segment was allowed to pass to the Company.  In 2005, with the consent of lenders, approximately $2.6 million in dividends were paid to the Company and used to retire past due lease payments and shareholder loans in addition to the standard amount allowed (see Notes 8 & 10).  The restriction on the payment of dividends to the Company is limited to 30% of EBITDA in the agreement with the current lender.

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries.  It performs periodic credit evaluations of its customers and generally does not require collateral from its customers.  For the year ended December 31, 2007, two customers accounted for 13.9% and 12.2% of total product sales. For the year ended December 31, 2006, two customers accounted for 10.5% and 10.22% of total product sales.    For the year ended December 31, 2005, two customers accounted for 19.6% and 11.1% of total product sales.  The associated accounts receivable balances for those customers were approximately $0.5 million and $1.2 million and $1.1 million and $0 million as of December 31, 2007 and 2006, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2007.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2007, 2006, and 2005 was 100%, 100%, and 97%, respectively.  At December 31, 2007, and 2006, South Hampton owed the supplier approximately $2,134,000 and $1,044,000, respectively for feedstock purchases.  In June of 2004, South Hampton signed a Purchase Agreement with the feedstock supplier with several conditions including a lien on the facility at Silsbee, Texas to secure the account.  The agreement solidified the supply of feedstock to the facility for a two year period as long as certain conditions were met.   The lien was released on December 29, 2006, and subsequent purchases are handled as a trade account payable.

The Company holds its cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At times during the year, cash balances may exceed this limit.

NOTE 4 – SALE OF ACCOUNTS RECEIVABLE

In July of 2003, South Hampton entered into an Accounts Receivable Purchase and Sale (Factoring) Agreement which had a limit of $8.5 million by January 2005.

Under the Factoring Agreement the Company accounted for the transfers of accounts receivable as sales transactions in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement 125”.  The Factoring Agreement was replaced by a Revolving Loan Agreement on October 31, 2005, with the same bank.  On May 1, 2006, the Revolving Loan Agreement was replaced by a similar agreement with another bank with more favorable terms and with a limit of $12 million (see Note 10).

NOTE 5 - INVENTORIES

Inventories include the following at December 31:

	2007	2006

Raw material	$1,377,878	$2,577,555
Finished products	1,509,758	998,762

Total inventory	$2,887,636	$3,576,317

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $2.56 million and $2.22 million at December 31, 2007 and 2006, respectively (see Note 10).

At December 31, 2007 and 2006, current cost exceeded the LIFO value by approximately $1,873,000 and $445,000, respectively.

NOTE 6 – NOTES RECEIVABLE

Notes receivable balances at December 31 were:

	2007	2006

Note with processing customer (A)	$1,404,608	$1,894,820
Less discount	(154,030)	(270,470)
	1,250,578	1,624,350

Note with processing customer (B)	313,147	534,333
Less discount	(18,011)	(49,925)
	295,136	484,408

Note for sale of office building (C)	--	95,050
Less discount	--	(3,597)
Less deferred gross profit	--	(48,542)
	--	42,911

Total long-term notes receivable	1,545,714	2,151,669

Less current portion	609,777	605,955

Total long-term notes receivable, less current portion	$935,937	$1,545,714

NOTE 6 – NOTES RECEIVABLE - Continued

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

(C)
The Company had notes receivable from a state agency from the owner financing of an office building.  The payment term was 10 years with an interest rate of 9%.  Payments of $95,050 were due annually.   The final payment on this note was received in 2007.

Payments from long-term notes for the next five years ending December 31 are as follows:

Year Ending December 31,	Long-Term Notes Receivable
2008	711,397
2009	582,373
2010	423,985
2011	-
2012	-
Thereafter	-
Total	1,717,755
Less: discount	172,041
$1,545,714

NOTE 7 – PROPERTY, PIPELINE AND EQUIPMENT

	December 31,
	2007	2006
Platinum catalyst	$1,318,068	$40,800
Land	552,705	552,705
Property, pipeline and equipment	23,721,786	19,847,411
Construction in progress	6,637,150	1,202,987
Total property, pipeline and equipment	32,229,709	21,643,903
Less accumulated depreciation	(12,463,214)	(11,017,503)
Net property, pipeline and equipment	$19,766,495	$10,626,400

Property, pipeline, and equipment serve as collateral for a $10.0 million term loan with a domestic bank (see Note 10).

Interest capitalized for construction for 2007 and 2006 was approximately $193,500 and $0, respectively.

In August 2007 a contract was entered into for the construction of additional office space at the South Hampton facility.  The total amount of the contract was approximately $1.0 million.  As of December 31, 2007, $245,338 is included in construction in progress in relation to this contract.

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA

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

As the holder of the Al Masane mining lease, the Company is solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the previously discussed $11 million loan.  The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows.  The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty
 (20) years.  Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667) per square kilometer per year (approximately $117,300 annually) during the period of the lease.  The Company paid $266,000 in back payments on January 3, 2005, and the remaining $320,000 on December 27, 2005.  Additionally, the Company paid $234,700 in March 2006, $117,300 in February 2007, and $117,300 in February 2008 which paid the lease amounts in full through the end of 2008.  In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs.  The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits.  The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market.  Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

In late 2007, the Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (ALAK) and received a commercial license from the Ministry of Commerce in January 2008. The Company's mining lease will be transferred to ALAK and ALAK will build the mining and treatment facilities. Upon completion of construction, ALAK will then operate the mine.  The basic terms of agreement forming ALAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for ALAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA –
Continued

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

Deferred exploration and development costs of the Al Masane Project at December 31, 2007, 2006 and 2005, and the changes in these amounts for each of the three years then ended are detailed below:

	Balance at December 31, 2007	Activity for 2007	Balance at December 31, 2006	Activity for 2006	Balance at December 31, 2005	Activity for 2005
Property and equipment: Mining equipment	$2,160,206	-	$2,160,206	-	$2,160,206	-
Construction costs	3,140,493	-	3,140,493	-	3,140,493	-
Total	5,300,699	-	5,300,699	-	5,300,699	-

Other costs:
Labor, consulting services and project administration costs	23,031,692	331,058	22,700,634	329,904	22,370,730	333,867
Materials and maintenance	6,175,232	-	6,175,232	-	6,175,232	-
Feasibility study	2,960,457	-	2,960,457	3,020	2,957,437	49,666
Total	32,167,381	331,058	31,836,323	332,924	31,503,399	383,533
	$37,468,080	$331,058	$37,137,022	$332,924	$36,804,098	$383,533

Other Interests in Saudi Arabia

In 1971, the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia.  The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr.

These licenses have expired.  On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas.  Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area.  The Company previously worked the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $2 million in exploration work.  Geophysical, geochemical and geologic work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane.  The license to develop the areas identified by the exploration work will be applied for by ALAK and the Company will be credited for the value of the information provided. The details of this arrangement have not been formalized.

The deferred exploration and development costs of the “Other Interests in Saudi Arabia,” in the total amount of approximately $2.4 million, consist of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $0.9 million is associated primarily with the Wadi Qatan and Jebel Harr areas.  In the event exploration licenses for these areas are not granted,

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA –
Continued

then all or a significant amount of deferred development costs relating thereto may have to be written off.  At present the Company is obtaining survey information in order to reapply for these licenses under the current Mining Code.

The Company assesses the carrying values of its mining assets on an ongoing basis for impairment.       Factors which may result in impairment include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production.  Prices currently used to assess recoverability, based on production to begin no sooner than 2008, are $3.08 per pound for copper and $1.043 per pound for zinc.  Copper and zinc comprise in excess of 80% of the expected value of production.  The Company has recorded no impairment losses through December 31, 2007.

NOTE 9 - MINERAL PROPERTIES IN THE UNITED STATES

The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada.  In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche.  Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years.  The Company has recorded no impairment losses through December 31, 2007 due to the estimated real estate value of the asset.

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2007	2006
Notes payable:
Secured note to Saudi Arabian government (A)	$11,000,000	$11,000,000
Other	12,000	12,500
Total	$11,012,000	$11,012,500

Long-term debt:
Note with vendor (B)	--	460,656
Capital lease with affiliated party (C)	49,584	77,755
Revolving note to domestic bank (D)	6,058,726	5,058,726
Term note to domestic bank (E)	3,000,000	--

Total long-term debt	9,108,310	5,597,137

Less current portion	30,573	488,828

Total long-term debt, less current portion	$9,077,737	$5,108,309

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS –
Continued

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

(B)	On June 1, 2004, South Hampton entered into a contract with a supplier for the purchase of 65,000 barrels per month of natural gasoline on an open account for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007 and annually thereafter with 30 days written notice of termination by either party. A provision of the contract stated that South Hampton would begin reducing the current debt to the supplier by $250,000 per quarter beginning July 1, 2004. The account was originally secured by a lien on the plant assets. The lien was removed in December 2006. This debt is now on open account with the vendor and the outstanding amount due at December 31, 2007 of approximately $2,134,000 is included in the trade accounts payable balance.

(C)
On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift.  The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250.  Title transfers to South Hampton at the end of the term.  The original cost of the diesel powered manlift was $136,876 with accumulated depreciation of $46,766 and $33,078 at December 31, 2007, and 2006, respectively.

(D)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The original agreement was due to expire October 31, 2008.  An amendment was entered into on January 28, 2008 which extended the termination date to June 30, 2010.  This agreement replaced the October 31, 2005 loan agreement with a domestic bank and the June 30, 2005 loan agreement with a capital investment group.  At December 31, 2007, there was a long-term amount outstanding of $6,058,726. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2007 the rate was 6.50%, and the amount available to be drawn was approximately $5.7 million as determined by the borrowing base of the Company.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.  Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.

(E)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  This note is secured by property, plant and equipment. The agreement expires October 31, 2018.  At December 31, 2007, there was a long-term amount outstanding of $3.0 million.  The interest rate on the loan varies according to several options.  At December 31, 2007 the rate was 6.25%, and the amount available to be drawn was $7.0 million.  Interest is paid monthly.

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS –
Continued

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations
2008	$--	$33,471
2009	223,384	19,523
2010	6,296,402	--
2011	252,883	--
2012	2,286,057	--
Total	$9,058,726	52,994
Less: Amount representing interest		(3,410)
Present value of future minimum lease payments		$49,584

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2007	2006
Accrued state taxes	$258,407	$554,453
Accrued operating costs	275,000	200,000
Accrued payroll	539,947	251,971
Accrued directors’ fees	288,250	--
Post retirement obligation	180,000	--
Accrued officers’ compensation	100,000	--
Other liabilities	290,218	203,630

Total	$1,931,822	$1,210,054

NOTE 12 – ACCRUED LIABILITIES IN SAUDI ARABIA

Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2007	2006
Salaries	$603,147	$866,376
Termination benefits	783,170	758,397
Other liabilities	20,484	20,484

Total	$1,406,801	$1,645,257

NOTE 13 - COMMITMENTS AND CONTINGENCIES

South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service.  Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $57,600 per month as new and additional tractors and trailers were added to the fleet throughout the years.  Total rental costs were approximately $653,000 in 2007, $606,000 in 2006, and $507,000 in 2005 (see Note 19).

NOTE 13 - COMMITMENTS AND CONTINGENCIES - Continued

The Company is the holder of the Al Masane Mining lease requiring annual rental payments of approximately $117,300 through 2023, with an option to extend the lease for an additional twenty years.  At December 31, 2007, annual payments were current (see Note 8).

Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31
2008	$808,500
2009	117,300
2010	117,300
2011	117,300
2012	117,300
Thereafter	1,290,300

Total	$2,568,000

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2007 and 2006 is $66,570 related to this guaranty.

In May 2006, a $25,000 irrevocable standby letter of credit was issued by a bank in favor of the Railroad Commission of Texas for Gulf State Pipeline operations.  The letter of credit was renewed and will expire on July 31, 2008.

Litigation -

A lawsuit was filed in Jefferson County, Texas in September of 2007 alleging the plaintiff was exposed to benzene due to the negligence of the Company.   A preliminary review indicates the Company had no connection to the plaintiff and the Company intends to vigorously defend itself.  Insurance policies have provided the defense on the Company’s behalf.

There were no defense or settlement costs recorded in 2006 or 2007 and $200,000 recorded in 2005.

Environmental remediation - In 1993, at the request of the Texas Commission on Environmental Quality (“TCEQ”), South Hampton drilled a well to check for groundwater contamination under a spill area.  Based on the results, two pools of hydrocarbons were discovered.  The recovery process was initiated in June 1998, and is expected to continue for several years until the pools are reduced to an acceptable level.

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

On February 2, 2000, TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements.  TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken.  On April 11, 2003, TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ

NOTE 13 - COMMITMENTS AND CONTINGENCIES - Continued

was held and additional information was submitted to TCEQ on June 2, October 2 and November 4, 2003. South Hampton believes the original penalty and the additional allegations are incorrect and the Company has continued to vigorously defend against these allegations, the proposed penalties and proposed corrective actions. Management and the TCEQ, in March 2008, reached a tentative agreement for a settlement of $274,433. The final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to take place in the second quarter of 2008. South Hampton has a liability of $275,000 and $200,000 recorded at December 31, 2007 and 2006, related to these environmental issues.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $439,000 in 2007, $372,200 in 2006 and $285,500 in 2005.

NOTE 14 - SHARE-BASED COMPENSATION

Common Stock – In January 2007 the Company issued 30,000 shares of its common stock to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with these issuances of common stock was $99,000. In January 2006 the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered. In August 2006 the Company issued 100,000 shares of its common stock to an independent director of the Company as recognition for many years of service. Compensation expense recognized in 2006 in connection with these issuances of common stock was $360,000.

Stock Options - In October 1995 the Company granted the President 400,000 options to secure his accrued salary.  Upon payment of the accrued salary, the options would be forfeited.

In August 2006 the Company granted 100,000 stock options to a director of the Company for his many years of service and his assistance with locating the investors who are participating in the proposed Joint Stock Company.  The options have a three year exercise period at an exercise price of $2.  Stock option compensation expense recognized for the year ended December 31, 2006 was $229,000.  The fair value of these options was estimated on the date of grant using the fair value option pricing model with the following assumptions:  (1) risk-free interest rate of 4.8%, (2) an expected life of 3 years, (3) 115% volatility and (4) no dividends.  The weighted average grant date fair value of the options granted in 2006 was $2.29.

Additional information with respect to all options outstanding at December 31, 2007, and changes for the three years then ended are as follows:

	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	500,000	$1.20	400,000	$1.00	400,000	$1.00
Granted	-		100,000	$2.00	-
Forfeited	-		-		-
Outstanding at end of year	500,000	$1.20	500,000	$1.20	400,000	$1.00
Options exercisable at end of year	500,000	$1.20	500,000	$1.20	400,000	$1.00

NOTE 14 - SHARE-BASED COMPENSATION - Continued

Additional information about stock options outstanding at December 31, 2007 is summarized as follows:

Options outstanding and exercisable
Number	Remaining contractual life	Exercise price
400,000	Undetermined	$1.00
100,000	1.7 years	$2.00

The Company expects to issue shares upon exercise of the options from its authorized but unissued common stock.

NOTE 15 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2007	2006

Current federal provision	$3,357,184	$3,196,005
Current state provision (benefit)	(68,103)	569,903
Deferred federal provision	141,443	222,721
Deferred state provision (benefit)	(4,281)	20,787

Income tax expense	$3,426,243	$4,009,416

Income tax expense for the years ended December 31, 2007, 2006, and 2005 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34.0% in 2007, 34.06% in 2006 and 34.0% in 2005, respectively to net income  before income taxes.  The reasons for this difference are as follows:

	2007	2006	2005
Income taxes at U.S. statutory rate	$3,807,192	$4,048,863	$6,064,431
State taxes, net of federal benefit	166,685	385,756	533,763
Prior year overpayments	(145,250)	(358,054)	-
Refund from amended state return	(158,000)	-	-
Change in valuation allowance	-	-	(3,170,892)
Foreign operations with no benefit (tax) provided	-	-	(2,317,278)
Permanent and other items	(244,384)	(67,149)	23,763
Total tax expense	$3,426,243	$4,009,416	$1,133,787

NOTE 15 – INCOME TAXES - Continued

The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2007	2006	2005
Deferred tax liabilities:
Plant, pipeline and equipment	$(1,368,531)	$(1,462,000)	$(907,000)
Unrealized gains on swap agreements	(63,370)	-	-
Deferred tax assets:
Accounts receivable	82,250	55,000	42,000
Inventory	33,001	-	-
Mineral interests	217,051	236,000	236,000
Accrued liabilities	211,158	255,000	215,000
Net operating loss and contribution carry-forwards	--	75,000	55,000
Capital loss carry-forward	1,228,090	1,336,000	1,336,000
Deferred gain on sale of property	--	18,000	34,000
Unrealized losses on swap agreements	--	283,000	28,000
Post retirement benefits	211,310	-	-
Gross deferred tax assets	1,982,860	2,258,000	1,946,000

Valuation allowance	(1,228,090)	(1,336,000)	(1,336,000)

Net deferred tax liabilities	(677,131)	(540,000)	(297,000)

Net deferred taxes	$(677,131)	$(540,000)	$(297,000)

The Company has provided a valuation allowance in 2007, 2006 and 2005 against certain deferred tax assets because of uncertainties regarding their realization.

At December 31, 2007, the Company had no net operating loss carry-forwards.

The Company has no Saudi Arabian or Mexican tax liability.

During 2007 South Hampton amended its 2003, 2004, 2005, and 2006 Texas returns amounting to a proposed refund of approximately $158,000.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. The Federal and Texas tax returns for the years 2004 through 2006 remain open for examination. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2007, no interest related to uncertain tax positions had been accrued.

NOTE 16 - SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments.  The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest.  Information on segments is as follows:

	December 31, 2007
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$108,638,115	$-	$108,638,115
Depreciation	1,073,620	1,142	1,074,762
Operating income (loss)	13,261,809	(2,179,101)	11,082,708

Total assets	$42,077,819	$42,142,946	$84,220,765

	December 31, 2006
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$98,502,157	$-	$98,502,157
Depreciation	858,813	246	859,059
Operating income (loss)	13,130,693	(1,218,931)	11,911,762

Total assets	$29,638,657	$41,951,509	$71,590,166

	December 31, 2005
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$80,373,587	$-	$80,373,587
Depreciation	651,582	25	651,607
Operating income (loss)	12,252,223	(624,993)	11,627,230

Discontinued operations (Coin)
Revenue from external customers	$2,042,676	$-	$2,042,676
Depreciation	-	-	-
Operating income (loss)	497,730	-	497,730

Total assets	$26,165,931	$40,808,237	$66,974,168

Information regarding foreign operations for the years ended December 31, 2007, 2006 and 2005 follows (in thousands).  Revenues are attributed to countries based upon the origination of the transaction.
	Year ended December 31,
	2007	2006	2005
Revenues
United States	$108,638	$98,502	$80,373
Mexico (discontinued operations)	-	-	2,043
Saudi Arabia	-	-	-
	$108,638	$98,502	$82,416

Long-lived assets
United States	$20,851	$11,711	$9,311
Mexico (discontinued operations)	-	-	-
Saudi Arabia	39,899	39,568	39,235
	$60,750	$51,279	$48,546

NOTE 17 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2007	2006	2005
Basic earnings per common share
Income from continuing operations	$0.34	$0.35	$0.43
Discontinued operations	-	-	0.30
Net income	$0.34	$0.35	$0.73

Weighted average shares outstanding	22,895,394	22,804,567	22,731,994

Diluted earnings per common share
Income from continuing operations	$0.33	$0.34	$0.43
Discontinued operations	-	-	0.30
Net income	$0.33	$0.34	$0.73

Weighted average shares outstanding	23,291,669	23,030,283	22,731,994

In 2005 options for 400,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.
	Year ended December 31,
	2007	2006	2005
Weighted average shares-denominator basic computation	22,895,394	22,804,567	22,731,994
Effect of dilutive stock options	396,275	225,716	-
Weighted average shares, as adjusted denominator diluted computation	23,291,669	23,030,283	22,731,994

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2007 (in thousands, except per share data):

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$23,663	$27,141	$28,038	$29,796	$108,638
Gross profit	9,263	5,168	2,441	2,905	19,777
Net income (loss)	4,641	2,172	382	576	7,771
Basic EPS	$0.20	$0.10	$0.02	$0.02	$0.34
Diluted EPS	$0.20	$0.09	$0.02	$0.02	$0.33

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$24,316	$24,082	$27,541	$22,563	$98,502
Gross profit	5,917	6,086	2,777	3,833	18,613
Net income (loss)	2,701	2,648	514	2,012	7,875
Basic EPS	$0.12	$0.12	$0.02	$0.09	$0.35
Diluted EPS	$0.12	$0.11	$0.02	$0.09	$0.34

NOTE 19 - RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company has a liability to its President and Chief Executive Officer of approximately $346,000 in accrued salary and termination benefits.

South Hampton incurred product transportation costs of approximately $653,000, $606,000 and $507,000 in 2007, 2006 and 2005, respectively, with STTC, which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term.  In 2007, gross payments of $39,000 were made.

Legal fees in the amount of $99,667 were paid during 2007 to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Robert E. Kennedy was paid consulting fees of $24,000 plus minor expense reimbursement during 2007 to assist in locating and evaluating potential merger or acquisition candidates for the petrochemical segment.  Mr. Kennedy was appointed to the Board of Directors in January 2007.  The consulting arrangement ended in January 2008.

NOTE 20 – DERIVATIVE INSTRUMENTS

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plant. Since 1992, the Company has used a varying number of financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results.  The effect of these agreements is to limit the Company’s exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements.  The agreements have covered approximately 20% to 40% of the average monthly feedstock requirements and up to 100% of natural gas purchases. Commodity swap agreements were entered into during 2007 with the last agreement expiring on September 30, 2008.  South Hampton had option contracts outstanding as of December 31, 2007 covering various natural gas price movement scenarios through December of 2008 and covering from 50% to 100% of the natural gas requirements for each month. In September 2006, margin calls were made on the financial swaps for $2,300,000, due to the decrease in the price of natural gasoline. Prior to the end of the year $800,000 was refunded to the Company.  As of December 31, 2007 all previous margin calls had been refunded.

For the years ended December 31, 2007, 2006 and 2005 the net realized gain (loss) from the derivative agreements was $3,366,507, (784,048) and $2,408,966, respectively.  The asset (liability) as of December 31, 2007, 2006, and 2005 was $206,832, ($765,672), and $74,752, respectively. The unrealized gain (loss) of $972,504, ($840,424), and $169,951 and the realized gain (loss) for the years ended December 31, 2007, 2006 and 2005, respectively, are recorded in cost of petrochemical product sales and processing in the Consolidated Statements of Income.

NOTE 21- POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board.  The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007 based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  Mr. Crichton passed away in December 2007, and per the agreement, all amounts owing were due at that time.  Therefore, an additional $32,000 was recorded in December as a liability.  A current liability of $180,000 remained outstanding at December 31, 2007 and was included in accrued liabilities.

In February 2007 a retirement agreement was entered into with Hatem El Khalidi, President of the Company. The agreement provided $3,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  A long term liability of approximately $441,500 based upon an annuity single premium contract value was outstanding at December 31, 2007, and is included in post retirement benefits.

In January 2008 the retirement agreement entered into in February 2007 with Hatem El Khalidi, President of the Company, was modified.  The new agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life.  Additionally, upon his death $4,000 per month will be paid to his surviving spouse the remainder of her life. A health insurance benefit will also be provided.

NOTE 22 – DISCONTINUED OPERATIONS

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

NOTE 23 – SUBSEQUENT EVENTS

On January 15, 2008, the Board awarded restricted stock compensation to three members of the management team in the total amount of 40,000 shares.  These shares vest over a three year period.  Total estimated compensation will be $280,000 and will be recognized in the amount of approximately $93,000 per year.

On January 29, 2008 the Company stock moved from the Over the Counter Bulletin Board (OCBB) to the NASDAQ exchange.  The listing symbol, ARSD, remained unchanged for the move to the new venue.

On February 14, 2008 the Company paid the annual lease payment of $117,300 to the Ministry of Petroleum and Mineral Resources which covers the calendar year 2008.

On February 23, 2008 the application to transfer the Al-Masane lease to ALAK was submitted to the Ministry of Petroleum and Minerals.  The Ministry is expected to act within 30 days unless they have some unforeseen requirements which the Company must meet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 13, 2008.  Our audits also include Schedule II for this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2007, 2006, and 2005 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ MOORE STEPHENS TRAVIS WOLFF, L.L.P.

Dallas, Texas
March 13, 2008

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2007

Description	Beginning balance	Charged (credited) to earnings	Deductions(a)	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2005	3,274,588	1,336,451	(3,274,588)	1,336,451
December 31, 2006	1,336,451	-	-	1,336,451
December 31, 2007	1,336,451	(108,361)	-	1,228,090

(a)           Utilization of carryforwards

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2005	-	-	-	-
December 31, 2006	-	190,829	(155,829)	35,000
December 31, 2007	35,000	-	-	35,000

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