Form 10-K/A
period 2007-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2008-04-15
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A

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

Large accelerated filer ☐                                                                Accelerated filer ☒                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2007 of the registrant’s voting securities held by non-affiliates was $115,533,425.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 31, 2008:  23,471,995.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report.

EXPLANATORY NOTE

Arabian American Development Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Certifications Pursuant to Section 302 (the “Certifications”) of its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to correct the Certifications to include additional language regarding the certifying officer's responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The corrected Certifications are included as Exhibits 31.1 and 31.2 to this Amendment No. 1.

No other revisions or amendments have been made to the Company's Annual Report on Form 10-K since the Original Filing.

ITEM 15. Exhibits, Financial Statement Schedules.

(a)

…

(4)           The following documents are filed herewith as exhibits to this Report.

Exhibit Number	Description
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 11, 2008.

Signature	Title
/s/ Hatem El Khalidi Hatem El Khalidi	President, Chief Executive Officer and Director (principal executive officer)
/s/ Nicholas Carter Nicholas Carter	Executive Vice President, Chief Operating Officer and Director
/s/ Connie Cook Connie Cook	Secretary and Treasurer (principal financial and accounting officer)
/s/ Charles Goehringer, Jr. Charles Goehringer, Jr.	Director