Form 10-Q
period 2008-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2008-05-12
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer _X_ Non-accelerated filer____Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 9, 2008: 23,471,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008 (unaudited)	DECEMBER 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,942,817	$4,789,924
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	13,713,305	12,310,561
Current portion of notes receivable, net of discount and deferred gross profit of $96,976 and $101,620, respectively	614,421	609,777
Financial contracts	2,181,967	206,832
Prepaid expenses and other assets	642,773	648,313
Inventories	6,354,880	2,887,636
Taxes receivable	937,261	1,070,407
Total Current Assets	27,387,424	22,523,450

Property, Pipeline and Equipment	35,359,504	32,229,709
Less: Accumulated Depreciation	(12,919,463)	(12,463,214)
Net Property, Pipeline and Equipment	22,440,041	19,766,495

Al Masane Project	37,666,803	37,468,080
Investment in ALAK	3,525,000	--
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,084,831	1,084,617
Notes Receivable, net of discount of $45,133 and $70,421, respectively, net of current portion	783,376	935,937
Other Assets	10,938	10,938

TOTAL ASSETS	$95,329,661	$84,220,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,639,758	$4,524,042
Accrued interest	83,804	85,552
Accrued liabilities	1,560,795	1,931,822
Accrued liabilities in Saudi Arabia	1,411,078	1,406,801
Notes payable	11,012,000	11,012,000
Current portion of long-term debt	30,573	30,573
Current portion of other liabilities	630,731	630,731
Total Current Liabilities	20,368,739	19,621,521

Long-Term Debt, net of current portion	13,070,325	9,077,737
Post Retirement Benefit	823,500	441,500
Other Liabilities, net of current portion	903,702	990,375
Deferred Income Taxes	1,308,482	677,131
Minority Interest in Consolidated Subsidiaries	784,640	794,646

STOCKHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,171,995 and 22,601,994 shares in 2008 and 2007, respectively	2,317,199	2,260,199
Additional Paid-in Capital	41,162,707	37,183,206
Retained Earnings	14,590,367	13,174,450
Total Stockholders' Equity	58,070,273	52,617,855
	$95,329,661	$84,220,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

REVENUES
Petrochemical Product Sales	$30,118,721	$22,354,856
Processing Fees	1,115,336	1,307,834
	31,234,057	23,662,690

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing	26,121,615	14,399,556
GROSS PROFIT	5,112,442	9,263,134

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,657,910	2,127,385
Depreciation	310,504	249,683
	2,968,414	2,377,068

OPERATING INCOME	2,144,028	6,886,066

OTHER INCOME (EXPENSE)
Interest Income	63,938	62,595
Interest Expense	(34,018)	(90,872)
Minority Interest	10,006	2,073
Miscellaneous Income (Expense)	25,310	(10,553)
	65,236	(36,757)

INCOME BEFORE INCOME TAXES	2,209,264	6,849,309

INCOME TAXES	793,347	2,207,847

NET INCOME	$1,415,917	$4,641,462

Basic Earnings per Common Share
Net Income	$0.06	$0.20
Basic Weighted Average Number
of Common Shares Outstanding	23,118,588	22,875,594

Diluted Earnings per Common Share
Net Income	$0.06	$0.20
Diluted Weighted Average Number
of Common Shares Outstanding	23,533,142	23,192,286

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL
DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$13,174,450	$52,617,855

Investment in ALAK	500,000	50,000	3,475,000	--	3,525,000
Common Stock
Issued to Directors	30,001	3,000	226,501	--	229,501
Common Stock
Issued to Employees	40,000	4,000	278,000	--	282,000

Net Income	--	--	-	1,415,917	1,415,917

MARCH 31, 2008	23,171,995	$2,317,199	$41,162,707	$14,590,367	$58,070,273

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$1,415,917	$4,641,462
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation	310,504	249,683
Accretion of notes receivable discounts	(29,932)	(41,268)
Unrealized Gain on Financial Contracts	(1,975,135)	(4,492,362)
Stock Compensation	282,000	99,000
Deferred Income Taxes	631,351	1,406,946
Postretirement Obligation	202,000	527,955
Minority interest	(10,006)	(2,073)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(1,402,744)	(1,528,412)
Decrease in Notes Receivable	177,848	175,888
Decrease in Income Tax Receivable	133,146	--
Increase in Inventories	(3,467,244)	(812,426)
Decrease in Other Assets	--	175,332
Decrease in Financial Contract Deposits	--	1,200,000
(Increase) Decrease in Prepaid Expenses	5,540	(84,529)
Increase in Accounts Payable and
Accrued Liabilities	1,220,761	1,004,467
Increase (Decrease) in Accrued Interest	(1,748)	1,416
Increase (Decrease) in Accrued Liabilities in Saudi Arabia	4,277	(130,109)
Increase in Other Liabilities	--	66,571
Net Cash Provided by (Used in) Operating Activities	(2,503,465)	2,457,541

INVESTING ACTIVITIES
Additions to Al Masane Project	(198,723)	(173,030)
Additions to Property, Pipeline and Equipment	(3,137,293)	(794,647)
Additions to Mineral Properties in the U.S.	(214)	(78)

Net Cash Used in Investing Activities	(3,336,230)	(967,755)

FINANCING ACTIVITIES
Additions to Long-Term Debt	4,000,000	--
Repayment of Long-Term Debt	(7,412)	(2,467,483)

Net Cash Provided by (Used in) Financing Activities	3,992,588	(2,467,483)

NET DECREASE IN CASH	(1,847,107)	(977,697)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,789,924	2,939,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,942,817	$1,961,325

Supplemental disclosure of cash flow information:
Cash payments for interest	$132,453	$89,455
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$153,243	$141,907
Investment in ALAK	$3,525,000	$--
Issuance of common stock for settlement of accrued directors’ compensation	$229,501	$--

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included.  Interim period results are not necessarily indicative of the results for the calendar year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements and footnotes contained in Arabian American Development Company’s Form 10-K for the year ended December 31, 2007.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

In December 2007 FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the consolidated financial statements.

In December 2007 FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the consolidated financial statements.

In March 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact adoption of SFAS 161 may have on the consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	March 31, 2008	December 31, 2007
Raw material	$5,377,305	$1,377,878
Petrochemical products	977,575	1,509,758
Total inventory	$6,354,880	$2,887,636

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  AtMarch 31, 2008, and December 31, 2007, current cost exceeded LIFO value by approximately $2,016,000 and $1,873,000, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.83 million and $2.56 million at March 31, 2008, and December 31, 2007, respectively (see Note 8).

4. PROPERTY, PIPELINE AND EQUIPMENT

	March 31, 2008	December 31, 2007
Platinum catalyst	$1,318,068	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	24,856,164	23,721,786
Construction in progress	8,632,567	6,637,150
Total property, pipeline and equipment	35,359,504	32,229,709
Less accumulated depreciation	(12,919,463)	(12,463,214)
Net property, pipeline and equipment	$22,440,041	$19,766,495

Property, pipeline, and equipment serve as collateral for a $10.0 million term loan with a domestic bank as of March 31, 2008 and December 31, 2007 (see Note 8).

Interest capitalized for construction was $92,010 and $0 at March 31, 2008, and 2007, respectively.

In August 2007 a contract was entered into for the construction of additional office space at the South Hampton facility.  The total amount of the contract was approximately $1.0 million.  As of March 31, 2008, and December 31, 2007, $588,458 and $245,338 was included in construction in progress in relation to this contract.

As of March 31, 2008 and December 31, 2007, approximately $5.9 million and $7.9 million was included in construction in progress due to the expansion of the petrochemical facility that is expected to be completed in the summer of 2008.

5. NET INCOME PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$1,416	23,119	$0.06	$4,641	22,875	$0.20

Dilutive stock options outstanding		414			317

Diluted Net Income per Share:
Net Income	$1,416	23,533	$0.06	$4,641	23,192	$0.20

At March 31, 2008, and 2007, 500,000 potential common stock shares were issuable upon the exercise of options.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended March 31, 2008	Petrochemical	Mining	Total

Revenue from external customers	$31,234,057	$--	$31,234,057
Depreciation	310,219	285	310,504
Operating income (loss)	3,314,483	(1,170,455)	2,144,028

Total assets	$49,635,563	$45,694,098	$95,329,661

Three Months ended March 31, 2007

Revenue from external customers	$23,662,690	$--	$23,662,690
Depreciation	249,605	78	249,683
Operating income (loss)	7,794,147	(908,081)	6,886,066

Total assets	$33,997,848	$41,832,891	$75,830,739

Information regarding foreign operations for the three months ended March 31, 2008 and 2007 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended
	March 31,
	2008	2007
Revenues
United States	$31,234	$23,663
Saudi Arabia	--	-
	$31,234	$23,663
Long-lived Assets
United States	$23,525	$12,088
Saudi Arabia	40,098	39,741
	$63,623	$51,829

7. LEGAL PROCEEDINGS

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company is currently in negotiations with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at March 31, 2008. The final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to take place in the second quarter of 2008.  Under the terms of the agreement, 50% of the penalty will be applied to local community environmental improvement projects.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.  A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton intends to vigorously defend itself.  Insurance policies have provided the defense on South Hampton’s behalf.

8.           LIABILITIES AND LONG-TERM DEBT

In September 2007, South Hampton signed a credit agreement with Bank of America for a $10.0 million term loan. The interest rate on the loan varies according to several options and may be based upon LIBOR or a base rate plus a markup.  The agreement expires October 31, 2018.  The proceeds of the credit line will be used to fund the facility expansion.  At March 31, 2008, $4.0 million in draws had been made on the loan.

In May 2006 South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by accounts receivable and inventory. The agreement as amended expires June 30, 2010.  The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  At March 31, 2008, approximately $9.1 million was outstanding and $2.9 million was unused.

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party.  The supplier is currently the sole provider of the facility’s feedstock supply although other sources are available.  The account is on open status.  The Company has an agreement with the same supplier for construction of a tank and pipeline connection for the handling of feedstock, which expires seven years from the date of initial operation.  In the event of default, the Company would have to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.

During the first three months of 2007, $150,000 of the liability to the Company’s President and Chief Executive Officer was paid.  In the first three months of 2008 approximately $16,000 of the liability to its President and Chief Executive Officer was paid, resulting in a balance of approximately $350,000 which remains due and owing as of March 31, 2008.  Approximately $310,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s separation from the Company.

9. DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by management  generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had option and swap contracts outstanding as of March 31, 2008, covering various natural gas price movement scenarios through December of 2008 and covering a portion of the natural gas requirements for each month.  As of the same date, TOCCO had committed to financial swap contracts for a portion of its required monthly feed stock volume with settlement dates through December of 2008.  For the three months ended March 31, 2008 and 2007, the net realized gain/(loss) from the derivative agreements was approximately $270,000 and ($115,000), respectively.  There was an unrealized gain for the three months ended March 31, 2008 and 2007 of approximately $1,975,000 and $4,492,000, respectively.  The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2008, and 2007.  The fair value of the derivative asset at March 31, 2008 totaled $2,181,967 and at December 31, 2007 totaled $206,832.  Unexpired premiums for derivatives were $0 and $24,000 at March 31, 2008, and December 31, 2007, respectively.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon LIBOR or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument will be reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.

10. SHARE-BASED COMPENSATION

 Common Stock

In March 2008 and 2007 the Company issued 40,000 and 30,000 restricted shares of its common stock, respectively, to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with these issuances was $282,000 and $99,000, respectively.
In February 2008 the Company issued 30,001 restricted shares of its common stock to the directors of the Company for their services in 2007.  The Company valued the common stock issued based on the fair value of its common stock on December 31, 2007, which is the date that compensation accrues per the Directors’ Fees Policy.  At March 31, 2008, and December 31, 2007, $0 and $229,500, respectively, was accrued and included in accrued liabilities.

Stock Options

A summary of the status of our stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2008	500,000	$1.20
Granted	--
Exercised	--
Forfeited	--
Outstanding at March 31, 2008	500,000	$1.20
Exercisable at March 31, 2008	500,000	$1.20

Outstanding options of 400,000 at January 1, 2008 have an indefinite life.  The remaining outstanding 100,000 options have a remaining contractual life of 17 months.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2008, no interest related to uncertain tax positions had been accrued.

12. POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provided for $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007, based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  Due to Mr. Crichton’s passing in December 2007, as per the agreement, a lump sum amount of $180,000 was due his estate.  The additional $32,000 liability was accrued in December 2007, and the total amount due was paid to his estate in March 2008.  Therefore, no liability remained at March 31, 2008.

In February 2007 a retirement agreement was entered into with Hatem El Khalidi, President of the Company. The agreement provided for $3,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit would also be provided.  A long term liability of approximately $440,000 based upon an annuity single premium value contract value was accrued and outstanding at December 31, 2007, and was included in post retirement benefits.

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi, President of the Company. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A long term liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at March 31, 2008, and was included in post retirement benefits.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“ALAK”)

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (“ALAK”) and received a commercial license from the Ministry of Commerce in January 2008. The Company's mining lease will be transferred to ALAK, and ALAK will build the mining and treatment facilities and operate the mine.  The Company and ALAK applied to the Ministry of Petroleum and Minerals in Saudi Arabia to transfer the lease into ALAK’s name in March 2008.  Subsequently, the Ministry requested supplemental information regarding ALAK’s ability to perform.  The Company responded promptly and expects the Ministry to issue approval at any time.  The basic terms of agreement forming ALAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors will contribute $60 million cash, and (4) the remaining capital for the project will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for ALAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic. English translations have been provided to the parties.

The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of March 31, 2008, 500,000 shares have been issued in payment due to the formation of ALAK with a value of $3,525,000.

Based upon information known to date, the Company believes that the investment in ALAK should be accounted for under the equity method of accounting.

14. RELATED PARTY TRANSACTIONS

South Hampton incurred transportation and equipment costs of approximately $207,000 and $173,000 as of March 31, 2008 and 2007, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term.  Gross payments of $9,750 had been made as of March 31, 2008 and 2007.

Legal fees of approximately $29,000 and $12,000 were paid during the first quarter of 2008 and 2007 respectively, to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Consulting fees of $3,000 and directors’ fees of $6,000 were paid during the first quarter of 2008 to Robert Kennedy, Board member.  No amounts were paid during the first quarter of 2007.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

15. FAIR VALUE MEASUREMENTS

As discussed in Note 2, “Recent Accounting Pronouncements,” the Company adopted SFAS 157 effective January 1, 2008, with the exception of the application to non-financial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate owned and goodwill and other intangible assets for impairment testing) in accordance with FSP 157-2.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 inputs
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative financial instruments: South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas, used as fuel to operate the plan.  South Hampton uses the financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results.  The effect of these agreements is to limit the Company’s exposure by fixing the price of a portion of its feedstock purchases, and/or its fuel gas costs, over the term of the agreements. South Hampton has not designated these financial instruments as hedging transactions under FAS 133.

South Hampton assesses the fair value of the derivative financial instruments using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2008	Level 1	Level 2	Level 3

Assets:
Financial contracts	$2,181,967	$2,181,967	-	-

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

On January 29, 2008, the Company announced that its application for listing its common stock on The Nasdaq Stock Market LLC Global Market was approved and began trading under its current stock symbol, ARSD.  The Nasdaq Stock Market LLC has the highest initial listing standards of any exchange in the world based on market value and financial requirements. Prior to this move, the Company’s stock had been traded on the OTC Bulletin Board.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. A discussion of each segment's liquidity and capital resources follows.

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of Texas Oil and Chemical Co. and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical segment to report significant earnings and adapt to continuing volatility of the markets.  A project to double the volume of products available for sale was approved by the Board of Directors on March 20, 2007. Construction is underway, and the project is anticipated to be operational in the summer of 2008. Financing is being provided by Bank of America on a secured basis.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally and give it the product availability needed to maintain its present position as a North American market leader.

A contract is in place between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account through May 31, 2008,

and year to year thereafter, with thirty days written notice of termination by either party.  The contract is based on a normal credit line with no security.  The supplier is currently the sole provider of feedstock, although other sources are available in the open market.  At March 31, 2008, South Hampton owed the supplier approximately $3.5 million.

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

All lease payments were fully paid as of February 14, 2008.  The next payment is due January 1, 2009.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (“ALAK”) and received a commercial license from the Ministry of Commerce in January 2008. The Company's mining lease will be transferred to ALAK, and ALAK will build the mining and treatment facilities and operate the mine.  The basic terms of agreement forming ALAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors will contribute $60 million cash, and (4) the remaining capital for the project will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for ALAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic. English translations have been provided to the parties.

The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of March 31, 2008, 500,000 shares were issued in payment due to the formation of ALAK.

Between March 19, 2007, and March 27, 2007, a delegation of nine mining engineers, geologists and an economist from the China National Geological & Mining Corporation (“CGM”) visited the Company's office and the Al Masane mine site upon the invitation of the Saudi joint venture partners.  CGM collected data and information regarding the Al Masane project to determine whether it would submit a bid on construction on a turnkey basis together with Nesma & Partners Contracting Company Limited (“NESMA”).  NESMA is a major Saudi construction company and would be the primary contractor.  At the conclusion of the visit a Memorandum of Understanding was signed by a representative of ALAK, the Company, NESMA, and CGM, and a final contract was signed by the parties in November 2007.  Mobilization is currently underway.  The Company and ALAK applied to the Ministry of Petroleum and Minerals (the “Ministry”) to transfer the lease into ALAK’s name in March of 2008.  Subsequently, the Ministry requested supplemental information regarding ALAK’s ability to perform.  The Company responded promptly and expects the Ministry to issue approval at any time.

Upon initialization the work plan is estimated to require approximately twenty-two months to complete after which commercial production will begin. On April 20, 2005, the Company signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (“SNC-Lavalin”), to update the fully bankable feasibility study.  The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August of 2005.  The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. SNC-Lavalin concluded that capital expenditure of approximately $115 million is required to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery.  The study was then turned over to a separate and independent consultant for further analysis and review of economic feasibility. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (“Molinari”) concluded that the study by SNC-Lavalin was conservative, and there were many opportunities for cost savings and improvements in the projections as presented.

Metal prices were at record lows worldwide during the early part of the 21st century, and consequently, a large number of mining projects were not economically feasible.  Based on recovering metal prices from 2005 through 2007, the project has become economically viable.  Using spot prices as of March 31, 2008, or even a ten year average of prices, the project becomes economically very attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2005 through 2007 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2005-2007	03/31/08	Increase/(Decrease)
Gold	$568.67 per ounce	$968.43 per ounce	70.30%
Silver	$ 10.74 per ounce	$ 19.50 per ounce	81.56%
Copper	$ 3.10 per pound	$ 3.87 per pound	24.84%
Zinc	$ 1.19 per pound	$ 1.05 per pound	(11.76%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being prepared and will be submitted in the name of ALAK.  It is expected that ALAK will submit the applications when the current issues with the Ministry are resolved.

Management is also addressing two other significant financing issues within the Mining Segment. These issues include: (1) the $11 million note payable to the Saudi Arabian government and (2) accrued salaries and termination benefits of approximately

$1,060,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $346,000 at December 31, 2007 and $350,000 as of March 31, 2008).

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

The Company’s mineral interests in the United States consist solely of its holdings in Pioche, which has been inactive for many years. Pioche properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. A claim consists of 22.5 acres.  While a “patented” claim typically provides an owner with real property rights in addition to mineral rights, according to the United States Bureau of Land Management office in Nevada (“BLM”), that is not always the case.  According to the BLM, ownership of the surface depends on the specific language contained in the patent.  ”Unpatented” means an owner has the right to remove minerals from the land, but does not own the underlying land and the land remains available for public use activities other than mining.  There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche; however, the mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted. In August 2004 the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company’s ownership interest in Pioche to approximately 55%.  The recent high metal prices and positive outlook on the metals markets have generated renewed interest in the properties.  Inquiries are evaluated as they appear, and the Company is investigating the best use of the properties.  A recent review of the property indicates the real estate value may preclude the practicality of developing mining operations.  The Company plans to retain a surveyor or other real estate professional familiar with patented mining claims to review the patents and actual parcels of land to determine the Company’s ownership of the surface and whether there is value above and beyond the mineral rights.

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
Mr. Nicholas Carter, the Company’s Executive Vice President and Chief Operating Officer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was appointed to the Board on April 27, 2006.  Mr. Carter’s current term expires in 2008.  Mr. Carter also serves as a Director and President of Pioche;
Mr. Robert E. Kennedy was appointed to the Board on January 15, 2007 and has extensive experience in the petrochemical industry including over 30 years service with Gulf Oil and Chevron Chemical.  In 1989 while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999.  Mr. Kennedy is a member of the Company’s Audit, Compensation, and Nominating Committees.  Mr. Kennedy’s current term expires in 2009;
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
Mr. Charles W. Goehringer, Jr. was appointed to the Board on October 23, 2007. Mr. Goehringer is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for the Company.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.  Mr. Goehringer is a member of the Compensation and Nominating Committees, and his current term expires in 2008. Mr. Goehringer was a member of the Audit Committee until February 20, 2008, when he tendered his resignation.  Mr. Goehringer also serves as a Director and Vice President of Pioche.

Operating Activities
Cash used in Operating Activities was approximately $2,503,000 in the first three months of 2008 compared with cash provided of approximately $2,458,000 in the same period of 2007.  The primary factors in the decrease of approximately $4,961,000 were: a decrease in trade receivables of approximately $126,000, a decrease in income tax receivable of approximately $133,000, an increase in other assets of about $175,000, an increase in inventory of $2,655,000, a decrease in prepaid assets of $90,000, a decrease in accounts payable and accrued liabilities of $216,000, a decrease in other liabilities of $67,000 and an increase in accrued liabilities in Saudi Arabia of $134,000.  The Company’s net income decreased by approximately $3,226,000 but was offset by non-cash charges including an increase in depreciation of about $61,000, a decrease in the unrealized gain on financial contracts of approximately $2,517,000, an increase in stock compensation of $183,000, a decrease in deferred income taxes of roughly $776,000 and a decrease in post retirement obligations of about $326,000.

Investing Activities
Cash used for investing activities during the first three months of 2008 was approximately $3,336,000, representing an increase of approximately $2,368,000 over the corresponding period of 2007.  This increase relates to additions to Property, Pipeline and Equipment of approximately $2,343,000.  Approximately $2.0 million of the addition to Property, Pipeline and Equipment relates to the Penhex Expansion project with another $0.3 million relating to construction of additional office space.

Financing Activities
Cash provided for financing activities during the first three months of 2008 was approximately $3,993,000 versus cash used of approximately $2,467,000 used in the corresponding period of 2007.  The additions to long term debt in the first three months of 2008 of $4.0 million were from a $3.0 million increase in the line of credit outstanding and a $1.0 million draw on the term loan.  The Company made principal payments on long-term debt during the first three months of 2008 of approximately $7,000 on the Company’s capital lease.  The Company made principal payments on long-term debt during the first three months of 2007 of $2,000,000 on the Company’s revolving line, approximately $9,000 on the capital lease, and $458,000 toward a vendor payable.

On March 21, 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plan, property and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon LIBOR or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008 the derivative instrument will be reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2008, total petrochemical product sales increased by $7,764,000 and toll processing fees decreased by $193,000 for a net increase in revenue of $7,571,000 or 32.0% compared to the quarter ended March 31, 2007.  Sales volume for the same period in 2008 versus 2007 increased approximately 4.2% indicating steady demand and the maxed out status of the production facilities.  During these comparable quarters, the cost of petrochemical sales and processing (excluding depreciation) increased approximately $11,722,000 or 81.4% as compared to the first quarter of 2007. Feedstock price increases accounted for approximately $8.3 million of the increase in cost of sales as market prices increased by about 49% from the first quarter of 2007 to 2008 while fuel gas prices increased by approximately 10%.  Labor costs also rose by approximately 7% due to inflation and the competitive labor market in the area.  Consequently, total gross profit margin on revenue for the first quarter of 2008 decreased approximately $4,151,000 or 44.8% as compared to the same period in 2007. The decrease in gross profit margin for the period was due to the change in the fair value of derivatives for feedstock purchases, the continual increase in the price of feedstock and fuel gas, and an increase in the workforce in preparation for increased capacity relating to the facility expansion. The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive or negative results during the short term when price fluctuations are significant as they were in the first quarter of 2008. The other factor which may affect margins as the petroleum markets fluctuate in price is 20% of the Company’s product which is sold on a formula pricing basis.  Depending on how market prices of unleaded gasoline or benzene relate to natural gasoline prices, the margins on this product line may increase or decrease within a short period of time.

The cost of petrochemical product sales and processing and gross profit margin for the three months ended March 31, 2008 and 2007 includes an unrealized gain of approximately $1,975,000 and $4,492,000 and a realized gain/(loss) of approximately $270,000 and ($115,000), respectively, on the derivative agreements.

Growth of the North American markets served has generally been 2% to 3% annually over the past ten to fifteen years.  The Company’s growth in volume has generally matched that trend over the same time period, although after the March 2005 expansion, the growth rate in sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent products and services to the customer and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities.

Demand remained strong for most products through the first three months of 2008, and the process ran at 92% of capacity per calendar day, which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, approximately 50% of the Company’s monthly feedstock requirements for three to nine months ahead might be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. During the first three months of 2008, natural gasoline derivative agreements had a realized gain of approximately $258,000 and an unrealized gain of approximately $1,724,000 for a total positive effect of approximately $1,982,000.  The program is designed to be insurance against unforeseen dramatic price swings rather than a speculative profit center.  It operates mostly as a “buy and hold” program.

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first three months of 2008 as compared to historical levels.  The Company has option contracts in place for fuel gas through the fourth quarter of 2008 in order to minimize the impact of price fluctuations in the market.  The Company was also able to pass through price increases as they occurred.  During the first three months of 2008, natural gas derivative agreements had a realized gain of approximately $11,000 and an unrealized gain of approximately $251,000.  Derivative premiums of $24,000 were expensed during the first three months of 2008.

Toll processing fee revenue for the first quarter of 2008 of approximately $1,115,000 represents a decrease of approximately $192,000 or 14.7% below the fees for the same period in 2008.  The toll processing customers are very active and remain on long-term contracts. While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees may continue to show a decline during the remainder of 2008 as a major toll processing customer changed ownership in early 2008, and the intent of the new owner on production volumes is undetermined.  The contract with this customer contains a capital repayment feature.

While the volume of feedstock purchased is increasing because of expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases.  The Company has absorbed most of the increased working capital needs through cash flow and the line of credit.

MINING SEGMENT AND GENERAL CORPORATE EXPENSES.  None of the Company's other operations generate significant operating or other revenues. Minority Interest reflected on the Statements of Income represents Pioche minority stockholders’ share of the losses from Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project plus the lease payment of $117,300 per year.  During the first three months of 2008, the Company capitalized approximately $199,000 in development expenditures and recorded approximately $85,000 as expense. The Company also capitalized its investment in ALAK of approximately $3.5 million relating to the issuance of common stock in partial fulfillment of the Financial and Legal Services Agreement due to the receipt of the commercial license for ALAK.  The $3.5 million financial and legal services fees represent costs of ALAK that were paid for on behalf of ALAK by the Company.  After the Al Masane lease is transferred to ALAK, ongoing maintenance and operation expense will be paid within ALAK, and it is anticipated that expenses required to oversee the Company’s investment will continue but at a reduced rate.

The Company assesses carrying values of its assets on an ongoing basis. Factors which may affect carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2008 are $3.87 per pound for copper and $1.05 per pound for zinc for the projected life of the mine.  Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at March 31, 2008. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

The Balance Sheet of the Company includes several noteworthy changes for March 31, 2008 as compared to that published in the Company’s Annual Report for December 31, 2007, primarily attributable to the petrochemical segment. Trade receivables increased during the first three months of 2008 by $1.403 million to $13.713 million. The receivable balance at March 31, 2008 increased primarily due to increased selling prices.  The average collection period remains normal for the business.  Inventories increased from December 31, 2007 due to an increase in the volume of feedstock inventory the Company had on hand at the end of the period and an increase in cost.  As discussed previously, financial contracts increased from a current asset of approximately $207,000 to a current asset of $2.18 million due to changes in fair value of contracts on hand at March 31, 2008.  The increase in Property, Pipeline and Equipment of $3.130 million is principally due to the process capability expansion.  The process expansion should be complete during the summer of 2008.

General and Administrative costs for the first three months of 2008 increased approximately $531,000 as compared to the same period in 2007.  This increase is primarily attributable to:  (i) approximately $382,000 of expense relating to the amended post-retirement agreement signed in January of 2008 and (ii) an increase in officer compensation of approximately $83,000 resulting from the price increase of the Company’s common stock.

Interest expense for the first three months of 2008 of approximately $34,000 represents a decrease of approximately $57,000 for the same period in 2007.  Interest expense decreased in 2008 due to the capitalization of interest of approximately $95,000 for construction in progress and an increase in interest on higher notes payable balances.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at March 31, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of March 31, 2008, no interest related to uncertain tax positions had been accrued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii)is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company is currently in negotiations with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at March 31, 2008.  Final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to take place in the second quarter of 2008.  Under terms of the agreement 50% of the penalty will be applied to local community environmental improvement projects.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.   A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton intends to vigorously defend itself.  Insurance policies have provided the defense on the South Hampton’s behalf.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES.

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

3(ii)	- Restated Bylaws of the Company dated April 26, 2007 (incorporated by reference to Item 5.03 to the Company’s Form 8-K dated April 26, 2007 (File No. 0-6247)).
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

10(h)*	- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi.
10(i)

- Waiver and Second Amendment to Credit Agreement and First Amendment to Borrower Security Agreement dated September 19, 2007 between South Hampton Resources, Inc. and Bank of America, N.A (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file No. 0-6247)).

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

DATE:  May 9, 2008                 ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                       (Registrant)

                                                   By: /s/Connie Cook
                                                         Connie Cook
                                                          Treasurer