Form 10-Q
period 2008-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2008-08-08
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Large accelerated filer ____ Accelerated filer _X_ Non-accelerated filer____
Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 7, 2008: 23,471,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008 (unaudited)	DECEMBER 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$3,226,874	$4,789,924
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	17,712,838	12,310,561
Current portion of notes receivable, net of discount and deferred gross profit of $93,285 and $101,620, respectively	599,484	609,777
Financial contracts	4,822,702	206,832
Prepaid expenses and other assets	689,081	648,313
Inventories	6,364,498	2,887,636
Taxes receivable	363,650	1,070,407
Total Current Assets	33,779,127	22,523,450

Property, Pipeline and Equipment	40,468,166	32,229,709
Less: Accumulated Depreciation	(13,374,237)	(12,463,214)
Net Property, Pipeline and Equipment	27,093,929	19,766,495

Al Masane Project	37,760,702	37,468,080
Investment in ALAK	3,525,000	--
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,085,619	1,084,617
Notes Receivable, net of discount of $21,870 and $70,421, respectively, net of current portion	647,417	935,937
Other Assets	10,938	10,938

TOTAL ASSETS	$106,333,980	$84,220,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,855,540	$4,524,042
Accrued interest	94,756	85,552
Accrued liabilities	1,224,160	1,931,822
Accrued liabilities in Saudi Arabia	1,416,666	1,406,801
Notes payable	11,012,000	11,012,000
Current portion of long-term debt	404,573	30,573
Current portion of other liabilities	630,731	630,731
Total Current Liabilities	20,638,426	19,621,521

Long-Term Debt, net of current portion	19,588,760	9,077,737
Post Retirement Benefit	823,500	441,500
Other Liabilities, net of current portion	747,531	990,375
Deferred Income Taxes	2,513,413	677,131
Minority Interest in Consolidated Subsidiaries	779,991	794,646

STOCKHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,171,995 and 22,601,994 shares in 2008 and 2007, respectively	2,317,199	2,260,199
Additional Paid-in Capital	41,162,707	37,183,206
Retained Earnings	17,762,453	13,174,450
Total Stockholders' Equity	61,242,359	52,617,855
	$106,333,980	$84,220,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2008	2007	2008	2007

REVENUES
Petrochemical Product Sales	$33,541,163	$25,751,146	$63,659,884	$48,106,002
Transloading Sales	8,044,856	--	8,044,856	--
Processing Fees	1,025,147	1,389,546	2,140,483	2,697,380
	42,611,166	27,140,692	73,845,223	50,803,382

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $251,486, $197,668, $485,805, and $393,167, respectively)	35,765,551	22,170,241	62,121,485	36,765,296

GROSS PROFIT	6,845,615	4,970,451	11,723,738	14,038,086

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	1,965,070	1,715,405	4,622,980	3,842,790
Depreciation	78,872	56,565	155,057	110,749
	2,043,942	1,771,970	4,778,037	3,953,539

OPERATING INCOME	4,801,673	3,198,481	6,945,701	10,084,547

OTHER INCOME (EXPENSE)
Interest Income	44,165	86,448	108,103	149,043
Interest Expense	(56,289)	(68,173)	(90,307)	(159,045)
Minority Interest	4,649	8,276	14,655	10,349
Miscellaneous Income	19,556	29,817	44,866	19,265
	12,081	56,368	77,317	19,612

INCOME BEFORE INCOME TAXES	4,813,754	3,254,849	7,023,018	10,104,159

INCOME TAXES	1,641,668	1,082,522	2,435,015	3,290,369

NET INCOME	$3,172,086	$2,172,327	$4,588,003	$6,813,790

Basic Earnings per Common Share
Net Income	$0.14	$0.10	$0.20	$0.30
Basic Weighted Average Number
of Common Shares Outstanding	23,471,995	22,901,994	23,295,291	22,888,794

Diluted Earnings per Common Share
Net Income	$0.13	$0.09	$0.19	$0.29
Diluted Weighted Average Number
of Common Shares Outstanding	23,872,854	23,301,961	23,702,998	23,259,361

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL
DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$13,174,450	$52,617,855

Investment in ALAK	500,000	50,000	3,475,000	--	3,525,000
Common Stock
Issued to Directors	30,001	3,000	226,501	--	229,501
Common Stock
Issued to Employees	40,000	4,000	278,000	--	282,000

Net Income	--	--	-	4,588,003	4,588,003

JUNE 30, 2008	23,171,995	$2,317,199	$41,162,707	$17,762,453	$61,242,359

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$4,588,003	$6,813,790
Adjustments to Reconcile Net Income
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	640,862	517,056
Accretion of notes receivable discounts	(56,886)	(79,787)
Accretion of unrealized gross profit	--	(52,139)
Unrealized Gain on Financial Contracts	(4,615,870)	(3,931,783)
Stock Compensation	282,000	99,000
Deferred Income Taxes	1,836,282	1,248,329
Postretirement Obligation	202,000	589,455
Minority interest	(14,655)	(10,349)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(5,402,277)	(2,570,164)
Decrease in Notes Receivable	355,699	450,748
Decrease in Income Tax Receivable	706,757	--
(Increase) Decrease in Inventories	(3,476,862)	437,224
Decrease in Other Assets	--	178,192
Decrease in Financial Contract Deposits	--	1,500,000
Increase in Prepaid Expenses	(40,770)	(17,112)
Increase (Decrease) in Accounts Payable and
Accrued Liabilities	1,099,909	(120,859)
Increase in Accrued Interest	9,204	651
Increase (Decrease) in Accrued Liabilities in Saudi Arabia	9,865	(270,472)
Net Cash Provided by (Used in) Operating Activities	(3,876,739)	4,781,780

INVESTING ACTIVITIES
Additions to Al Masane Project	(292,622)	(226,351)
Additions to Property, Pipeline and Equipment	(8,277,710)	(3,067,911)
Additions to Mineral Properties in the U.S.	(1,002)	(44)

Net Cash Used in Investing Activities	(8,571,334)	(3,294,306)

FINANCING ACTIVITIES
Additions to Long-Term Debt	10,900,000	--
Repayment of Long-Term Debt	(14,977)	(2,474,452)
Repayment of Note to Stockholders	--	(500)

Net Cash Provided by (Used in) Financing Activities	10,885,023	(2,474,952)

NET DECREASE IN CASH	(1,563,050)	(987,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,789,924	2,939,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,226,874	$1,951,544

Supplemental disclosure of cash flow information:
Cash payments for interest	$272,411	$158,392
Cash payments for taxes	$152,328	$1,915,000
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$309,414	$219,960
Investment in ALAK	$3,525,000	$--
Issuance of common stock for settlement of accrued directors’ compensation	$229,501	$--

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included.  Interim period results are not necessarily indicative of the results for the calendar year. When reading the financial information contained in this quarterly report, reference should be made to the consolidated financial statements and footnotes contained in Arabian American Development Company’s Form 10-K for the year ended December 31, 2007.

These consolidated financial statements include the accounts of Arabian American Development Company (the “Company”) and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company’s Specialty Petrochemicals Segment. Pioche and the Company’s mineral properties in Saudi Arabia constitute its Mining Segment.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 15. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

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

In May 2008 FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	June 30, 2008	December 31, 2007
Raw material	$5,037,726	$1,377,878
Petrochemical products	1,326,772	1,509,758
Total inventory	$6,364,498	$2,887,636

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2008, and December 31, 2007, current cost exceeded LIFO value by approximately $3,876,000 and $1,873,000, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.13 million and $2.56 million at June 30, 2008, and December 31, 2007, respectively (see Note 8).

4. PROPERTY, PIPELINE AND EQUIPMENT

	June 30, 2008	December 31, 2007
Platinum catalyst	$1,318,068	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	25,667,944	23,721,786
Construction in progress	12,929,449	6,637,150
Total property, pipeline and equipment	40,468,166	32,229,709
Less accumulated depreciation and amortization	(13,374,237)	(12,463,214)
Net property, pipeline and equipment	$27,093,929	$19,766,495

Property, pipeline, and equipment serve as collateral for a $10.0 million term loan with a domestic bank as of June 30, 2008 and December 31, 2007 (see Note 8).

Interest capitalized for construction was $191,308 and $53,037 for the six months ending June 30, 2008, and 2007, respectively.

In August 2007 a contract was entered into for the construction of additional office space at the South Hampton facility.  The total amount of the contract was approximately $1.0 million.  As of June 30, 2008, and December 31, 2007, $843,979 and $245,338 was included in construction in progress in relation to this contract.

As of June 30, 2008, and December 31, 2007, approximately $12.0 million and $5.9 million was included in construction in progress due to the expansion of the petrochemical facility that is expected to be completed in August 2008.

Catalyst amortization relating to the platinum catalyst is included in cost of sales.  For the six months ending June 30, 2008, and 2007, amortization was an insignificant amount.

5. NET INCOME PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$3,172	23,472	$0.14	$2,172	22,902	$0.10

Dilutive stock options outstanding		401			400

Diluted Net Income per Share:
Net Income	$3,172	23,873	$0.13	$2,172	23,302	$0.09

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$4,588	23,295	$0.20	$6,814	22,889	$0.30

Dilutive stock options outstanding		408			370

Diluted Net Income per Share:
Net Income	$4,588	23,703	$0.19	$6,814	23,259	$0.29

At June 30, 2008, and 2007, 500,000 potential common stock shares were issuable upon the exercise of options.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended June 30, 2008	Petrochemical	Mining	Total

Revenue from external customers	$42,611,166	$--	$42,611,166
Depreciation*	330,072	286	330,358
Operating income (loss)	5,065,244	(263,571)	4,801,673

Total assets	$61,078,056	$45,255,924	$106,333,980

Three Months ended June 30, 2007

Revenue from external customers	$27,140,692	$--	$27,140,692
Depreciation*	254,154	79	254,233
Operating income (loss)	3,604,361	(405,880)	3,198,481

Total assets	$34,757,593	$41,721,531	$76,479,124

Six Months ended June 30, 2008

Revenue from external customers	$73,845,223	$--	$73,845,223
Depreciation*	640,291	571	640,862
Operating income (loss)	8,379,727	(1,434,026)	6,945,701

Six Months ended June 30, 2007

Revenue from external customers	$50,803,382	$--	$50,803,382
Depreciation*	503,759	157	503,916
Operating income (loss)	11,398,508	(1,313,961)	10,084,547

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).

Information regarding foreign operations for the three months ended June 30, 2008 and 2007 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
United States	$42,611	$27,141	$73,845	$50,803
Saudi Arabia	--	--	--	--
	$42,611	$27,141	$73,845	$50,803
Long-lived Assets
United States	$28,180	$14,037
Saudi Arabia	43,717	39,800
	$71,897	$53,837

7. LEGAL PROCEEDINGS

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company has periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at June 30, 2008. The final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to be on the agenda in the Company’s third quarter of 2008.  Under the terms of the agreement, 50% of the penalty will be applied to a local community environmental improvement project which the Company and TCEQ staff identified as acceptable.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.  A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton is vigorously defending itself.  Insurance policies are providing the defense on South Hampton’s behalf.

8.           LIABILITIES AND LONG-TERM DEBT

In September 2007, South Hampton signed a credit agreement with Bank of America for a $10.0 million term loan. The interest rate on the loan varies according to several options and may be based upon LIBOR or a base rate plus a markup.  The agreement expires October 31, 2018.  The proceeds of the credit line are being used to fund the facility expansion.  As of June 30, 2008, a total of $8.0 million in draws had been made on the credit line.

In May 2006 South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by accounts receivable and inventory. The agreement as amended expires June 30, 2010.  The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  At June 30, 2008, approximately $11.96 million was outstanding and $0.04 million was unused. In late June 2008 the Company approached Bank of America regarding an increase in the credit line due to rising feedstock costs and increased volume of business expected from the expanded facilities.  On July 9, 2008, South Hampton amended its Credit Agreement with the Bank to increase the “Revolving Committed Amount” from $12 million to $17 million with the same terms and conditions as were currently in place.

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party.  The supplier is currently the sole provider of the facility’s feedstock supply although other sources are available.  The account is on open status.  The Company has an agreement with the same supplier for construction of a tank and pipeline connection for the handling of feedstock, which expires seven years from the date of initial operation.  In the event of default, the Company is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  The tank lease and pipeline connection agreement replaced a previous lease agreement and pipeline connection which had been in place since 1985 with a different vendor.

During the first half of 2007, $310,000 of the liability to the Company’s President and Chief Executive Officer was paid.  In the first half of 2008, approximately $30,000 of the liability to its President and Chief Executive Officer was paid, resulting in a balance of approximately $356,000 which remains due and owing as of June 30, 2008.  Approximately $312,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s separation from the Company.

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

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had option and swap contracts outstanding as of June 30, 2008, covering various natural gas price movement scenarios through December of 2008 and covering a portion of the natural gas requirements for each month.  As of the same date, TOCCO had committed to financial swap contracts for a portion of its required monthly feed stock volume with settlement dates through December of 2008.  For the six months ended June 30, 2008 and 2007, the net realized gain from the derivative agreements was approximately $3,087,000 and $1,434,000, respectively.  There was an unrealized gain for the six months ended June 30, 2008 and 2007 of approximately $4,616,000 and $3,932,000, respectively.  The realized and unrealized gains are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2008, and 2007.  The fair value of the derivative asset at June 30, 2008, totaled $4,822,702 and at December 31, 2007, totaled $206,832.  Unexpired premiums for derivatives at June 30, 2008, were $35,000 and at December 31, 2007, were $24,000.

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

In February 2008 the Company issued 30,001 restricted shares of its common stock to directors of the Company for their services in 2007.  The Company valued the common stock issued based on the fair value of its common stock on December 31, 2007, which is the date that compensation accrues per the Directors’ Fees Policy.  At June 30, 2008, and December 31, 2007, $0 and $229,500, respectively, was accrued and included in accrued liabilities.

Stock Options

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2008	500,000	$1.20
Granted	--
Exercised	--
Forfeited	--
Outstanding at June 30, 2008	500,000	$1.20
Exercisable at June 30, 2008	500,000	$1.20

Outstanding options of 400,000 at June 30, 2008 have an indefinite life.  The remaining outstanding 100,000 options have a remaining contractual life of 14 months.

On April 7, 2008, the Board of Directors of the Company adopted the Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), subject to the approval of Company’s shareholders.  Shareholders approved the Stock Option Plans at the 2008 Annual Meeting of Shareholders on July 10, 2008.  The Company is in the process of filing Form S-8 to register the 1,000,000 shares allocated to the Stock Option Plans.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2008, no interest related to uncertain tax positions had been accrued.

12. POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provided for $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007, based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  Due to Mr. Crichton’s passing in December 2007, as per the agreement, a lump sum amount of $180,000 was due his estate.  The additional $32,000 liability was accrued in December 2007, and the total amount due was paid to his estate in March 2008.  Therefore, no liability remained at June 30, 2008.

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

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi, President of the Company. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A long term liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at June 30, 2008, and was included in post retirement benefits.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“ALAK”)

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (“ALAK”) and received a commercial license from the Ministry of Commerce in January 2008. The Company's mining lease will be transferred to ALAK, and ALAK will build the mining and treatment facilities and operate the mine.  The Company and ALAK filed the application on February 23, 2008, with the Ministry of Petroleum and Minerals in Saudi Arabia to transfer the lease into ALAK’s name.  Subsequently, on March 3, 2008, the Ministry requested supplemental information regarding ALAK’s ability to perform.  The Company responded promptly on March 15, 2008, and expects the Ministry to issue approval at any time.  The basic terms of agreement forming ALAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of ALAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors will contribute $60 million cash, and (4) the remaining capital for the project will be raised by ALAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors which. ALAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for ALAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of ALAK chosen from the directors representing the Saudi investors. The original documents are in Arabic. English translations have been provided to the parties.

The Company on August 5, 2006, signed a one year Financial and Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of June 30, 2008, 500,000 shares have been issued in payment due to the formation of ALAK with a value of $3,525,000 using the closing price on the date of the issuance of the commercial license.

Based upon information known to date, the Company believes that the investment in ALAK should be accounted for under the equity method of accounting.

14. RELATED PARTY TRANSACTIONS

South Hampton incurred transportation and equipment costs of approximately $414,000 and $346,000 as of June 30, 2008 and 2007, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term.  Gross payments of $19,500 were made as of June 30, 2008, and 2007, respectively.

Legal fees of approximately $54,000 and $48,000 were paid during the first half of 2008 and 2007 respectively, to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Consulting fees of $3,000 and directors’ fees of $15,000 were paid during the first half of 2008 to Robert Kennedy, Board member.  Consulting fees of $9,000 were paid during the first half of 2007.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

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

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   South Hampton assesses the fair value of the options held to purchase natural gas using a Black-Scholes valuation model.  The Black-Scholes model considers various assumptions, including quoted forward prices for natural gas, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy)

Assets Measured at Fair Value on a Recurring Basis

			Fair Value Measurements Using
	June 30, 2008		Level 1	Level 2	Level 3

Assets:
Financial Swaps on Feedstock	$ 4,395,300	$	$ 4,395,300	-	-
Options on Natural Gas	427,402		-	$ 427,402

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of TOCCO and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical segment to report significant earnings and adapt to continuing volatility of the markets.  A project to double the volume of products available for sale was approved by the Board of Directors on March 20, 2007. Construction is underway, and the project is anticipated to be operational in the August 2008. Financing is being provided by Bank of America on a secured basis.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally, and give it the product availability needed to maintain its present position as the North American market leader.  South Hampton also entered into a new transloading venture during the second quarter of 2008 whereby natural gasoline is purchased via pipeline and then loaded onto railcars for shipment to Canada.

In late June 2008 the Company entered negotiations with the Bank of America for an increase in its line of credit due to the increased cost of feedstock, the increased volumes being used by the business for the transloading venture, and the anticipated increased volume required by the process expansion.  In early July the increase of the credit line from $12 million to $17 million was agreed upon with the same terms and conditions as were currently in place.  The Company feels like this limit will provide sufficient liquidity for it to operate efficiently, barring continued unusual price changes in the industry.

MINING SEGMENT. This segment’s most significant asset is the Al Masane mining project in Saudi Arabia, which is a net user of the Company's available cash and capital resources. Implementation of the project has taken many years to come to fruition due to numerous factors such as insufficient world metal prices, lack of infrastructure nearby, and scarcity of investment capital for mining projects.  As the world economy and metal prices have improved over the last several years, investment viability has improved and steps are being taken to take advantage of the very active mining investment climate.

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

The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of ALAK, (2) transfer of the mining assets and lease into ALAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of June 30, 2008, 500,000 shares were issued in payment due to the formation of ALAK.

ALAK has contracted with Nesma & Partners Contracting Company Limited (“NESMA”) and the China National Geological & Mining Corporation (“CGM”) to build the processing plant which will concentrate metal from the ore into a form suitable for shipment to the finishing smelter.  NESMA is a major Saudi construction company and is the primary contractor. Mobilization and construction is currently underway.  The Company and ALAK filed the application to transfer the lease into ALAK’s name on February 23, 2008, with the Ministry of Petroleum and Minerals in Saudi Arabia.  Subsequently, on March 3, 2008, the Ministry requested supplemental information regarding ALAK’s ability to perform.  The Company responded promptly on March 15, 2008, and expects the Ministry to issue approval at any time.

The work plan is estimated to require approximately twenty-two months to complete after which commercial production will begin. On April 20, 2005, the Company signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (“SNC-Lavalin”), to update the fully bankable feasibility study.  The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August 2005.  The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. SNC-Lavalin concluded that a capital expenditure of approximately $115 million is required to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery.  The study was then turned over to a separate and independent consultant for further analysis and review of economic feasibility. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (“Molinari”) concluded that the study by SNC-Lavalin was conservative, and there were numerous opportunities for cost savings and improvements in the projections as presented.  Molinari, at the request of the Company, updates the capital cost periodically, and has currently estimated the total to be approximately $139.0 million which includes $7.0 million to be spent in years 7 and 8  of the project to further explore areas which could extend the life of the mine.

Metal prices were at record lows worldwide during the early part of the 21st century, and consequently, a large number of mining projects were not economically feasible.  Based on recovering metal prices from 2005 through 2007, the project has become economically viable.  Using spot prices as of June 30, 2008, or even a ten year average of prices, the project becomes economically very attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2005 through 2007 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2005-2007	06/30/08	Increase/(Decrease)
Gold	$568.67 per ounce	$930.25 per ounce	63.60%
Silver	$ 10.74 per ounce	$ 17.17 per ounce	59.87%
Copper	$ 3.10 per pound	$ 3.98 per pound	28.39%
Zinc	$ 1.19 per pound	$ 0.87 per pound	(26.89%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being prepared and will be submitted in the name of ALAK.  It is expected that ALAK will submit the applications when the current issues with the Ministry are resolved.

Management is also addressing two other significant financing issues within the Mining Segment. These issues include: (1) the $11 million note payable to the Saudi Arabian government and (2) accrued salaries and termination benefits of approximately $1,060,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $356,000 as of June 30, 2008, and $346,000 at December 31, 2007).

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

The Company’s mineral interests in the United States consist solely of its holdings in Pioche, which has been inactive for many years. Pioche properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. A claim consists of 22.5 acres.  While a “patented” claim typically provides an owner with real property rights in addition to mineral rights, according to the United States Bureau of Land Management office in Nevada (“BLM”), that is not always the case.  According to the BLM, ownership of the surface depends on the specific language contained in the patent.  “Unpatented” means an owner has the right to remove minerals from the land, but does not own the underlying land and the land remains available for public use activities other than mining.  There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche; however, the mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted. In August 2004 the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company’s ownership interest in Pioche to approximately 55%.  The recent high metal prices and positive outlook on the metals markets have generated renewed interest in the properties.  Inquiries are evaluated as they appear, and the Company is investigating the best use of the properties.  A recent review of the property indicates the real estate value may preclude the practicality of developing mining operations.  The Company plans to retain a surveyor or other real estate professional familiar with patented mining claims to review the patents and actual parcels of land to determine the Company’s ownership of the surface and whether there is value above and beyond the mineral rights.

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
Mr. Nicholas Carter, the Company’s Executive Vice President and Chief Operating Officer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA,

and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was appointed to the Board on April 27, 2006.  Mr. Carter was reelected to a new term at the most recent shareholder’s meeting and his term will expire in 2011.   Mr. Carter also serves as a Director and President of Pioche;
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
Mr. Mohammed O. Al Omair was appointed to the Board on October 23, 2007.   Mr. Al Omair resides in Riyadh, Saudi Arabia and until recently was serving as Senior Vice President & Deputy Chief Executive Officer for FAL Holdings Arabia Co. Ltd.  He holds a BA Degree in Political Science and a Master of Public Administration from the University of Washington.  Mr. Al Omair served on the Board of ARSD from 1993 until 2005 when he resigned for personal reasons.  Mr. Al Omair is a member of the Audit, Compensation, and Nominating Committees.  Mr. Al Omair was reelected to a new term at the most recent shareholder’s meeting and his term will expire in 2011.
Mr. Charles W. Goehringer, Jr. was appointed to the Board on October 23, 2007. Mr. Goehringer is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for the Company.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.  Mr. Goehringer is a member of the Compensation and Nominating Committees, and he was reelected to a new term at the most recent shareholder’s meeting.  His current term will expire in 2011.  Mr. Goehringer was a member of the Audit Committee until February 20, 2008, when he tendered his resignation.  Mr. Goehringer also serves as a Director and Vice President of Pioche.

Operating Activities
Cash used in Operating Activities was approximately $3,877,000 in the first six months of 2008 compared with cash provided of approximately $4,782,000 in the same period of 2007.  Primary factors leading to the use of cash during the first half of 2008 as compared to the providing of cash in the same period in 2007 are as follows: (1)in 2008 trade receivables increased approximately $5,402,000,(caused by increased sales prices and transloading volumes) while in 2007 the increase was $2,570,000 ( increased sales prices); (2)in 2008 income tax receivable decreased approximately $707,000 as compared to zero in 2007; (3)in 2008 other assets did not change as compared to a decrease of about $178,000 in 2007; (4)in 2008 inventory increased approximately $3,476,000 (primarily due to price increases) as compared to a decrease of $437,000 in 2007 (mostly due to a volume decrease); (5)in 2008 prepaid expenses increased $41,000, while in 2007 the increase was $17,000; (6)in 2008 accounts payable and accrued liabilities increased $1,099,000 (due to feedstock price increases) while in 2007 the same accounts decreased by $121,000; (7) in 2008 financial contract deposit reported no change, as compared to a decrease of $1,500,000 in 2007 (due to changes in the valuation of outstanding derivatives and the subsequent return of a previous margin call deposit); and (8)in 2008 accrued liabilities in Saudi Arabia increased $10,000 while in 2007 there was a decrease of

$270,000 (related to accrued salaries which were paid).  The Company’s net income period over period decreased by approximately $2,226,000 in 2008 compared to 2007. Major non-cash items affecting income included an increase in depreciation of $124,000, an increase in the unrealized gain on financial contracts of approximately $684,000, an increase in stock compensation of $183,000, an increase in deferred income taxes of roughly $588,000 and a decrease in post retirement obligations of about $387,000.

Investing Activities
Cash used for investing activities during the first half of 2008 was approximately $8,571,000, representing an increase of approximately $5,277,000 over the corresponding period of 2007.  This increase relates to additions to Property, Pipeline and Equipment of approximately $8,278,000.  Approximately $6.1 million of the addition to Property, Pipeline and Equipment relates to the Penhex Expansion project with another $0.6 million relating to construction of additional office space.

Financing Activities
Cash provided for financing activities during the first half of 2008 was approximately $10,885,000 versus cash used of approximately $2,475,000 used in the corresponding period of 2007.  The additions to long term debt in the first half of 2008 of $10.9 million were from a $5.9 million draw on the line of credit and a $5.0 million draw on the term loan.  The Company made principal payments on long-term debt during the first six months of 2008 of approximately $15,000 on the Company’s capital lease, as compared to, principal payments on long-term debt during the first six months of 2007 of $2.0 million on the Company’s revolving line, approximately $14,000 on the capital lease, and $460,000 toward a vendor payable.

On March 21, 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, property and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and will receive from Bank of America interest based upon LIBOR or a base rate plus a markup. South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008 the derivative instrument will be reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2008, total petrochemical product sales increased by $7,790,000, transloading sales increased by $8,045,000, and toll processing fees decreased by $364,000 for a net increase in revenue of $15,471,000 or 57.0% over the same quarter of 2007.  Sales volume of petrochemical products for the second quarter of 2008 versus 2007 decreased approximately 4.3%; however, additional sales volume of approximately 28.1% was generated by the new transloading venture undertaken by the Company.  During the second quarter of 2008, the cost of petrochemical sales and processing (including depreciation) increased approximately $13.60 million or 61.3% as compared to the same period in 2007. Consequently, total gross profit margin on revenue for the second quarter of 2008 increased approximately $1,875,000 or 37.7% as compared to the same period in 2007. The increase in gross profit margin for the period was due to the change in the fair value of derivatives for feedstock purchases and the continual and volatile increases in the price of feedstock and fuel gas.  The derivatives program as operated by the Company is designed to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive or negative results during the short term when price fluctuations are significant as they were in the second quarter of 2008. In the second quarter of 2008, the program worked as planned and gave the Company time to increase sales prices as underlying costs increased rapidly and unpredictably.

Transloading sales for the second quarter of 2008 of approximately $8,045,000 represents an increase of approximately $8,045,000 or 100.0% above fees for the same period in 2007 due to a new transloading venture undertaken by the Company.  Starting in April, increasing in May, and finally at full contracted volume in June, the Company began loading railcars with natural gasoline for a customer to be shipped to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover the expense and profit on the activity. The feedstock for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company has a one year contract to provide this service at a fixed volume and markup.

Toll processing fee revenue for the second quarter of 2008 of approximately $1,025,000 represents a decrease of approximately $364,000 or 26.2% below fees for the same period in 2007.  The toll processing customers are active and remain on long-term contracts. The customers for both tolling operations chose to run the minimum volumes over the second quarter due to uncertainty in the markets and other business considerations.  While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to remain flat during the remainder of 2008.

The cost of petrochemical product sales and processing and gross profit for the three months ended June 30, 2008 and 2007 includes an unrealized gain/(loss) of approximately $2,605,000 and ($618,000) respectively, on the derivative agreements and a realized gain of approximately $2,817,000 and $1,549,000, respectively.

For the six month period ending June 30, 2008, total petrochemical product sales, transloading sales and processing fees increased approximately $23.0 million or 45.4%, while the cost of petrochemical sales and processing, including depreciation, increased approximately $25.4 million or 69.0% for the same period in 2007. Consequently, the total gross profit margin on petrochemical product sales, transloading sales and processing during the first six months of 2008 decreased approximately $2.3 million as compared to the same period in 2007. The cost of petrochemical product sales and processing and gross profit margin for the six month period ending June 30, 2008 and 2007, includes an estimated unrealized gain of approximately $4,616,000 and $3,932,000 respectively, on the derivative agreements and a realized gain of $3,087,000 and $1,434,000, respectively.

Growth of the North American markets served by the Company has generally been 2% to 3% annually over the past ten (10) years.  The Company’s growth in production has generally matched that trend over the same time period, although after the March 2005 expansion, the Company’s growth rate in production and sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent products and service to customers, and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities.

Demand remained strong for most products through the first half of 2008, and the process ran at 90.5% of capacity per calendar day, which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, approximately 50% of the Company’s monthly feedstock requirements for three to nine months ahead might be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. During the first six months of 2008, natural gasoline derivative agreements had a realized gain of approximately $2,905,000 and an unrealized gain of approximately $4,160,000 for a total positive effect of approximately $7,065,000.  The program is designed to be insurance against unforeseen dramatic price swings rather than a speculative profit center.  The Company primarily employs a “buy and hold” strategy.

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first half of 2008 as compared to historical levels.  The Company has option contracts in place for fuel gas through the last quarter of 2008 in order to minimize the impact of price fluctuations in the market.  The Company was also able to pass through price increases as they occurred.  During the first six months of 2008, natural gas derivative agreements had a realized gain of approximately $182,000 and an unrealized gain of approximately $445,000.

While the volume of feedstock purchased is increasing because of the transloading service and the expanded capacity, significant price changes in the petroleum markets have also increased the dollar amount of such purchases.  The Company has absorbed the increased working capital needs through cash flow and the line of credit. The line of credit provided by the Bank of America was increased from $12 million to $17 million in July of 2008.

MINING SEGMENT, GENERAL CORPORATE EXPENSES AND BALANCE SHEET DISCUSSION.  None of the Company's other operations generate operating or other revenues. Minority Interest reflected on the Statements of Income represents Pioche minority stockholders’ share of the losses from Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project plus the lease payment of $117,300 per year.  During the first six months of 2008, the Company capitalized approximately $293,000 in development expenditures and recorded approximately $171,000 as expense. The Company also capitalized its investment in ALAK of approximately $3.5 million relating to the issuance of common stock in partial fulfillment of the Financial and Legal Services Agreement due to the receipt of the commercial license for ALAK.  The $3.5 million financial and legal services fees represent costs of ALAK that were paid for on behalf of ALAK by the Company.  After the Al Masane lease is transferred to ALAK, ongoing maintenance and operation expense will be paid within ALAK, and it is anticipated that expenses required to oversee the Company’s investment will continue but at a reduced rate.

The Company assesses carrying values of its assets on an ongoing basis. Factors which may affect carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2008 are $3.98 per pound for copper and $0.87 per pound for zinc for the projected life of the mine.  Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at June 30, 2008. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

General and Administrative costs for the second quarter of 2008 increased approximately $250,000 as compared to the same period in 2007.  This increase is primarily attributable to approximately $80,000 related to an overseas sales feasibility study, $40,000 for travel relating to overseas sales, and an increase in employee related expenses due to an increase in personnel resulting from the process capability expansion.

Interest expense for the second quarter of 2008 of approximately $56,000 represents a decrease of approximately $12,000 for the same period in 2007.  Interest expense decreased in 2008 due to the capitalization of interest of approximately $99,000 for construction in progress and an increase in interest on higher notes payable balances.

General and Administrative costs for the first half of 2008 increased approximately $780,000 as compared to the same period in 2007.  This increase is primarily attributable to approximately $382,000 of expense relating to the amended post-retirement agreement signed in January of 2008, an increase in officer compensation of approximately $83,000 resulting from the price increase of the Company’s common stock, approximately $130,000 related to the listing of the Company’s stock on Nasdaq, and an increase in audit related fees of about $112,000.

Interest expense for the first half of 2008 of approximately $90,000 represents a decrease of approximately $69,000 for the same period in 2007.  Interest expense decreased in 2008 due to the capitalization of interest of approximately $191,000 for construction in progress and an increase in interest on higher notes payable balances.

The Balance Sheet of the Company includes several noteworthy changes for June 30, 2008 as compared to that published in the Company’s Annual Report for December 31, 2007, primarily attributable to the Petrochemical Segment. Trade receivables increased during the first six months of 2008 by $5.4 million to $17.7 million.  Trade receivables at June 30, 2008 increased due to increased selling prices and the receivable from the new transloading venture.  The average collection period remains normal for the business.  Inventories increased from December 31, 2007 due to an increase in the volume of feedstock inventory the Company had on hand at the end of the period and an increase in cost of feedstock and inventory purchased for the transloading service. As discussed previously, financial contracts increased from a current asset of approximately $0.2 million to a current asset of $4.8 million due to changes in fair value of contracts on hand at June 30, 2008.  The increase in Property, Pipeline and Equipment of $8.3 million is principally due to the process capability expansion.  The process expansion should be complete during August of 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at June 30, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of June 30, 2008, no interest related to uncertain tax positions had been accrued.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company has periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at June 30, 2008. The final approval is subject to review by the TCEQ governing body of Commissioners, which is expected to be on the agenda in the third quarter of 2008.  Under the terms of the agreement, 50% of the penalty will be applied to a local community environmental improvement project which the Company and TCEQ have identified as acceptable.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.   A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton is vigorously defending itself.  Insurance policies are providing the defense on the South Hampton’s behalf.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 10, 2008, the Company held its annual meeting of stockholders in Houston, Texas. Nicholas N. Carter, Charles W. Goehringer, Jr. and Mohammed O. Al Omair were re-elected to serve as directors of the Company.  In addition, the stockholders ratified the selection of Moore Stephens TravisWolff, LLP (registered as Travis, Wolff & Company, LLP) as the Company’s independent registered public accounting firm, approved the Stock Option Plan of Arabian American Development Company for Key Employees and approved the Arabian American Development Company Non-Employee Director Stock Option Plan.  Below is a table containing the number of votes cast for, against or withheld, as well as the number of abstentions and non-votes, as to each such matter.

	Votes For	Votes Against or Withheld	Abstentions	Non-Votes
Nicholas N. Carter	13,592,622	11,285	--	--
Charles W. Goehringer, Jr.	13,503,069	100,838	--	--
Mohammed O. Al Omair	13,566,331	37,576	--	--
Moore Stephens TravisWolff, LLP (registered as Travis, Wolff & Company, LLP)	13,439,313	129,882	34,712	--
Stock Option Plan of Arabian American Development Company for Key Employees	9,778,255	488,558	36,873	3,300,221
Arabian American Development Company Non-Employee Director Stock Option Plan	5,615,361	4,638,831	49,494	3,300,221

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

10(h)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008(filed No. 0-6247)).

10(i)
- Waiver and Second Amendment to Credit Agreement and First Amendment to Borrower Security Agreement dated September 19, 2007, between South Hampton Resources, Inc. and Bank of America, N.A (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file No. 0-6247)).

10(j)
- Waiver and Fourth Amendment to Credit Agreement dated July 9, 2008, between South Hampton Resources, Inc. and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 9, 2008 (file No. 001-33926)).

10(k)*
- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

10(l)*
- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

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

DATE:  August 8, 2008                                                                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                              (Registrant)

                                                             By:    /s/ Connie Cook
                                                                     Connie Cook
                                                                     Treasurer