Form 10-Q
period 2008-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2008-11-10
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 7, 2008: 23,471,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	SEPTEMBER 30, 2008 (unaudited)	DECEMBER 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,446,942	$4,789,924
Trade Receivables, Net of allowance for doubtful accounts of $35,000 and $35,000, respectively	17,017,713	12,310,561
Current portion of notes receivable, net of discount of $89,734 and $101,620,respectively	547,739	609,777
Financial contracts	--	206,832
Prepaid expenses and other assets	767,999	648,313
Inventories	11,230,161	2,887,636
Financial contract deposits	6,350,000	--
Deferred Income Taxes	1,051,931
Taxes receivable	--	1,070,407
Total Current Assets	39,412,485	22,523,450

Property, Pipeline and Equipment	46,714,891	32,229,709
Less: Accumulated Depreciation	(13,876,426)	(12,463,214)
Net Property, Pipeline and Equipment	32,838,465	19,766,495

Al Masane Project	37,810,126	37,468,080
Investment in AMAK	3,525,000	--
Other Assets in Saudi Arabia	2,431,248	2,431,248
Mineral Properties in the United States	1,085,090	1,084,617
Notes Receivable, net of discount of $1,504 and $70,421, respectively, net of current portion	545,230	935,937
Deferred Income Taxes	2,871,890	--
Other Assets	11,855	10,938

TOTAL ASSETS	$120,531,389	$84,220,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,377,786	$4,524,042
Accrued interest	114,305	85,552
Financial contracts	10,722,977	--
Taxes payable	1,977,012	258,407
Accrued liabilities	1,338,406	1,673,415
Accrued liabilities in Saudi Arabia	1,406,252	1,406,801
Notes payable	11,012,000	11,012,000
Current portion of long-term debt	591,887	30,573
Current portion of other liabilities	584,263	630,731
Total Current Liabilities	39,124,888	19,621,521

Long-Term Debt, net of current portion	25,393,726	9,077,737
Post Retirement Benefit	823,500	441,500
Other Liabilities, net of current portion	634,890	990,375
Deferred Income Taxes	--	677,131
Minority Interest in Consolidated Subsidiaries	776,604	794,646

STOCKHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,171,995 and 22,601,994 shares in 2008 and 2007, respectively	2,317,199	2,260,199
Additional Paid-in Capital	41,162,707	37,183,206
Accumulated Other Comprehensive Loss	(533,515)	--
Retained Earnings	10,831,390	13,174,450
Total Stockholders' Equity	53,777,781	52,617,855
	$120,531,389	$84,220,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007

REVENUES
Petrochemical Product Sales	$38,784,278	$26,600,738	$102,444,163	$74,706,740
Transloading Sales	7,890,773	--	15,935,628	--
Processing Fees	1,066,919	1,437,684	3,207,402	4,135,064
	47,741,970	28,038,422	121,587,193	78,841,804

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $260,543, $198,513, $746,348, and $591,680, respectively)	56,851,844	25,795,618	118,973,330	62,560,914

GROSS PROFIT (LOSS)	(9,109,874)	2,242,804	2,613,863	16,280,890

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	1,655,790	1,613,612	6,278,770	5,509,742
Depreciation	82,534	69,667	237,591	180,416
	1,738,324	1,683,279	6,516,361	5,690,158

OPERATING INCOME (LOSS)	(10,848,198)	559,525	(3,902,498)	10,590,732

OTHER INCOME (EXPENSE)
Interest Income	56,628	70,253	164,731	219,296
Interest Expense	(109,368)	(10,037)	(199,675)	(115,742)
Minority Interest	3,388	3,680	18,043	14,029
Miscellaneous Income	(2,757)	(22,621)	42,109	(3,356)
	(52,109)	41,275	25,208	114,227

INCOME (LOSS) BEFORE INCOME TAXES	(10,900,307)	600,800	(3,877,290)	10,704,959

INCOME TAXES	(3,969,245)	219,200	(1,534,230)	3,509,569

NET INCOME (LOSS)	$(6,931,062)	$381,600	$(2,343,060)	$7,195,390

Basic Earnings (Loss) per Common Share
Net Income (Loss)	$(0.30)	$0.02	$(0.10)	$0.31
Basic Weighted Average Number
of Common Shares Outstanding	23,471,995	22,901,994	23,354,193	22,893,194

Diluted Earnings (Loss) per Common Share
Net Income	$(0.30)	$0.02	$(0.10)	$0.31
Diluted Weighted Average Number
of Common Shares Outstanding	23,471,995	23,299,989	23,354,193	23,274,093

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL
DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$--	$13,174,450	$52,617,855

Investment in AMAK	500,000	50,000	3,475,000	--	--	3,525,000
Common Stock
Issued to Directors	30,001	3,000	226,501	--	--	229,501
Common Stock
Issued to Employees	40,000	4,000	278,000	--	--	282,000
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $274,841)	--	--	--	(533,515)		(533,515)
Net Loss	--	--	--	--	(2,343,060)	(2,343,060)
Comprehensive Loss	--	--	--	--	--	(2,876,575)

SEPTEMBER 30, 2008	23,171,995	$2,317,199	$41,162,707	$(533,515)	$10,831,390	$53,777,781

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	$(2,343,060)	$7,195,390
Adjustments to Reconcile Net Income (Loss)
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	983,939	772,096
Accretion of Notes Receivable Discounts	(80,802)	(115,501)
Accretion of Unrealized Gross Profit	--	(52,138)
Unrealized (Gain)/Loss on Financial Contracts	10,396,294	(1,189,311)
Stock Compensation	282,000	99,000
Deferred Income Taxes	(4,600,952)	258,604
Postretirement Obligation	202,000	589,455
Minority Interest	(18,042)	(14,029)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(4,707,152)	(3,346,376)
Decrease in Notes Receivable	533,547	628,598
Decrease in Income Tax Receivable	1,070,407	619,598
(Increase) Decrease in Inventories	(8,342,525)	653,472
(Increase) Decrease in Other Assets	(918)	34,070
(Increase) Decrease in Financial Contract Deposits	(6,350,000)	1,500,000
(Increase) Decrease in Prepaid Expenses	(119,686)	35,302
Increase in Accounts Payable and Accrued Liabilities	8,713,411	2,091,028
Increase in Accrued Interest	28,753	385
Decrease in Accrued Liabilities in Saudi Arabia	(549)	(266,334)
Net Cash Provided by (Used in) Operating Activities	(4,353,335)	9,493,309

INVESTING ACTIVITIES
Additions to Al Masane Project	(342,046)	(279,697)
Additions to Property, Pipeline and Equipment	(14,524,431)	(7,760,857)
Additions to Mineral Properties in the U.S.	(473)	(498)

Net Cash Used in Investing Activities	(14,866,950)	(8,041,052)

FINANCING ACTIVITIES
Additions to Long-Term Debt	16,900,000	--
Repayment of Long-Term Debt	(22,697)	(2,481,566)
Repayment of Note to Stockholders	--	(500)

Net Cash Provided by (Used in) Financing Activities	16,877,303	(2,482,066)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,342,982)	(1,029,809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,789,924	2,939,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,446,942	$1,909,213

Supplemental disclosure of cash flow information:
Cash payments for interest	$546,408	$225,890
Cash payments (net of refunds) for taxes	$4,814	$2,800,000
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$468,522	$364,462
Investment in AMAK	$3,525,000	$--
Issuance of common stock for settlement of accrued directors’ compensation	$229,501	$--
Unrealized loss on interest rate swap, net of tax benefit	$533,515	$--

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

As a result of the recent significant fluctations in the price of feedstock, the nature of the Company’s feedstock and natural gas hedging program, the volatility of the commodities used by the Company for hedging feedstock and natural gas, and the unique accounting requirement of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company has experienced significant volatility in its results during the third quarter of 2008.  See Note 9 for further explanation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 15. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP FAS”) No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

In October 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

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

In May 2008 the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect the adoption to have a significant impact on the financial statements.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	September 30, 2008	December 31, 2007
Raw material	$9,518,640	$1,377,878
Petrochemical products	1,711,521	1,509,758
Total inventory	$11,230,161	$2,887,636

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2008, and December 31, 2007, current cost exceeded LIFO value by approximately $1,926,000 and $1,873,000, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $7.72 million and $2.56 million at September 30, 2008, and December 31, 2007, respectively (see Note 8).

4. PROPERTY, PIPELINE AND EQUIPMENT

	September 30, 2008	December 31, 2007
Platinum catalyst	$1,318,068	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	25,772,715	23,721,786
Construction in progress	19,071,403	6,637,150
Total property, pipeline and equipment	46,714,891	32,229,709
Less accumulated depreciation and amortization	(13,876,426)	(12,463,214)
Net property, pipeline and equipment	$32,838,465	$19,766,495

Property, pipeline, and equipment serve as collateral for a $10.0 million term loan with a domestic bank as of September 30, 2008 and December 31, 2007 (see Note 8).

Interest capitalized for construction was $375,485 and $110,534 for the nine months ended September 30, 2008, and 2007, respectively and for the three months ended September 30, 2008, and 2007, was $175,721 and $110,534, respectively.

In August 2007 a contract was entered into for the construction of additional office space at the South Hampton facility.  The total amount of the contract was approximately $1.0 million.  As of September 30, 2008, and December 31, 2007, $1,111,620 and $245,338 was included in construction in progress in relation to this contract.  Construction was completed in October 2008.

As of September 30, 2008, and December 31, 2007, approximately $17.9 million and $5.9 million were included in construction in progress due to the expansion of the petrochemical facility that was completed in October 2008.

Catalyst amortization relating to the platinum catalyst is included in cost of sales. For the three and nine months ended September 30, 2008, was $1,077 and $7,538, respectively.

5. NET INCOME (LOSS) PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic Net Income (Loss) per Share:
Net Income (Loss)	$(6,931)	23,472	$(0.30)	$382	22,902	$0.02

Dilutive stock options outstanding		--			397

Diluted Net Income (Loss) per Share:
Net Income (Loss)	$(6,931)	23,472	$(0.30)	$382	23,299	$0.02

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic Net Income (Loss) per Share:
Net Income (Loss)	$(2,343)	23,354	$(0.10)	$7,195	22,893	$0.31

Dilutive stock options outstanding		--			381

Diluted Net Income (Loss) per Share:
Net Income (Loss)	$(2,343)	23,354	$(0.10)	$7,195	23,274	$0.31

At September 30, 2008, and 2007, 500,000 potential common stock shares were issuable upon the exercise of options.

Inclusion of the Company’s options in the diluted loss per share for the three and nine months ended September 30, 2008 has an anti-dilutive effect because the Company incurred a loss from operations.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, minority interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended September 30, 2008	Petrochemical	Mining	Total

Revenue from external customers	$47,741,970	$--	$47,741,970
Depreciation*	342,792	285	343,077
Operating loss	(10,666,804)	(181,395)	(10,848,199)

Total assets	$74,783,759	$45,747,630	$120,531,389

Three Months ended September 30, 2007

Revenue from external customers	$28,038,422	$--	$28,038,422
Depreciation*	268,102	78	268,180
Operating income (loss)	771,752	(212,227)	559,525

Total assets	$36,771,041	$41,160,424	$77,931,465

Nine Months ended September 30, 2008

Revenue from external customers	$121,587,193	$--	$121,587,193
Depreciation*	983,083	856	983,939
Operating loss	(2,287,077)	(1,615,421)	(3,902,498)

Nine Months ended September 30, 2007

Revenue from external customers	$78,841,804	$--	$78,841,804
Depreciation*	771,861	235	772,096
Operating income (loss)	12,116,920	(1,526,188)	10,590,732

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).

Information regarding foreign operations for the three and nine months ended September 30, 2008 and 2007 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
United States	$47,742	$28,038	$121,587	$78,842
Saudi Arabia	--	--	--	--
	$47,742	$28,038	$121,587	$78,842
Long-lived Assets
United States	$33,927	$18,336
Saudi Arabia	43,766	39,848
	$77,693	$58,184

7. LEGAL PROCEEDINGS

In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company has periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at September 30, 2008. Final approval by the TCEQ governing body of Commissioners was given on October 8, 2008.  Under the terms of the agreement, 50% of the penalty will be applied to a local community environmental improvement project which the Company and TCEQ staff identified as acceptable.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.  A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton is vigorously defending itself.  Insurance policies are providing the defense on South Hampton’s behalf.

In September 2008 the Bankruptcy Trustee for a former customer filed suit in the U.S. Bankruptcy Court in Delaware to recover approximately $915,000 of preference payments. The Company contends the payments were made in the ordinary course of business and feels it has adequate defense to prevent any material refunds of amounts collected during the time period in question.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 South Hampton signed a credit agreement with Bank of America for a $10.0 million term loan. The interest rate on the loan varies according to several options and may be based upon LIBOR or a base rate plus a markup.  The agreement expires October 31, 2018.  The proceeds of the credit line are being used to fund the facility expansion.  As of September 30, 2008, a total of $10.0 million in draws had been made on the credit line (see Note 9).

In May 2006 South Hampton signed a credit agreement with Bank of America for a $12.0 million working capital line of credit secured by accounts receivable and inventory. The agreement as amended expires June 30, 2010.  The proceeds of the credit line were used to pay the outstanding balance of $1.8 million borrowed from the Catalyst Fund in 2005 for expansion of the tolling facilities at the petrochemical plant, the credit line with Amegy Bank, and for feedstock acquisition as necessary. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  In late June 2008 the Company approached Bank of America regarding an increase in the credit line due to rising feedstock costs and increased volume of business expected from the expanded facilities.  On July 9, 2008, South Hampton amended its Credit Agreement with the Bank to increase the “Revolving Committed Amount” from $12 million to $17 million and again on September 18, 2008 from $17 million to $22 million with the same terms and conditions as were currently in place. At September 30, 2008, approximately $16.0 million was outstanding and $6.0 million was unused. Due to the write down of the derivatives to fair market value at September 30, 2008, the covenants with the Bank were not in compliance.  The Bank waived the non-compliance, and the Company is negotiating with the Bank to amend the agreement to adjust covenant calculations for future periods.  In October 2008 the line of credit was raised again to $25 million to cover the increased liquidity demands the Company was facing from margin calls and from the continued degradation of the hedge positions.

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party.  The supplier is currently the sole provider of the facility’s feedstock supply although other sources are available.  The account is on open status.  In 2007 the Company entered into an agreement with the same supplier for construction of a tank and pipeline connection for the handling of feedstock which expires seven years from the date of initial operation.  In the event of default, the Company is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  The tank lease and pipeline connection agreement replaced a previous lease agreement and pipeline connection which had been in place since 1985 with a different vendor.

During the first nine months of 2007, $326,000 of the liability to the Company’s President and Chief Executive Officer was paid.  In the first nine months of 2008, approximately $61,000 of the liability to its President and Chief Executive Officer was paid, resulting in a balance of approximately $346,000 which remains outstanding as of September 30, 2008.  Approximately $314,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s separation from the Company.

9.  DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. See Note 10 for fair value discussion.

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based solvent manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the three months ended September 30, 2008, and 2007, represented approximately 87.8% and 82.6% of TOCCO’s operating expenses, respectively. Over the past several years, feedstock and natural gas expense have become an increasingly larger portion of TOCCO’s operating expenses due to the dramatic increase in all hydrocarbon prices during this period.  TOCCO endeavors to acquire feedstock and natural gas at the lowest possible cost.  Because TOCCO’s primary feedstock (natural gasoline) is not generally traded on an organized futures exchange, there are limited opportunities to hedge directly in natural gasoline.  However, TOCCO has found that financial derivative instruments in other commodities such as crude oil can be useful in decreasing its exposure to natural gasoline price volatility.  TOCCO does not purchase or hold any derivative financial instruments for trading purposes.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had option and swap contracts outstanding as of September 30, 2008, covering various natural gas price movement scenarios through December of 2008 and covering a portion of the natural gas requirements for each month.  As of the same date, TOCCO had committed to financial swap contracts for a portion of its required monthly feedstock volume with settlement dates through March 2009 and crude option contracts with settlement dates through December 2009.  For the nine months ended September 30, 2008 and 2007, the net realized gain from the derivative agreements was approximately $5,465,000 and $2,520,000, respectively.  There was an unrealized gain/(loss) from the derivative agreements for the nine months ended September 30, 2008 and 2007 of approximately $(10,121,000) and $1,189,000, respectively.  The realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2008, and 2007.  The fair value of the derivative liability at September 30, 2008, totaled $9,914,621 and at December 31, 2007, totaled $206,832.  Unexpired premiums for derivatives at September 30, 2008, were $3,035,000 and at December 31, 2007, were $24,000.

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of early October 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  After making several moves throughout the ninety day period, the final result is that the Company has crude puts in place at generally the $50 per barrel level through December 2009.  Should crude prices fall below that level for extended periods, additional write downs or losses may be required.

In August and September 2008 margin calls were made on the financial derivatives for $6,350,000 due to the decrease in the price of natural gasoline and crude.  Additional calls were made during October in the amount of $3,900,000.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon the London InterBank Offered Rate (LIBOR) or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at September 30, 2008 totaled $808,356.  The cumulative loss of $808,396 from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.

10. FAIR VALUE MEASUREMENTS

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

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary source of feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses the financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  South Hampton has not designated these financial instruments as hedging transactions under FAS 133.

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   South Hampton assesses the fair value of the options held to purchase natural gas and crude oil using a Black-Scholes valuation model.  The Black-Scholes valuation model considers various assumptions, including publicly available forward prices for natural gas and crude, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).

Interest Rate Swaps

In March 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  South Hampton entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  South Hampton has designated the interest rate swap as a cash flow hedge under FAS 133 (Note 9).

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of SFAS 157 at September 30, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Options on Natural Gas	$2,657		$2,657
Liabilities:
Financial Swaps on Feedstock	6,873,300	$6,873,300
Options on Crude	3,043,978		3,043,978
Interest Rate Swap	808,356		808,356

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

11. SHARE-BASED COMPENSATION

 Common Stock

In March 2008 and 2007 the Company issued 40,000 and 30,000 restricted shares of its common stock, respectively, to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with these issuances was $282,000 and $99,000, respectively.

In February 2008 the Company issued 30,001 restricted shares of its common stock to directors of the Company for their services in 2007.  The Company valued the common stock issued based on the fair value of its common stock on December 31, 2007, which is the date that compensation accrues per the Directors’ Fees Policy.  At December 31, 2007, $229,500 was accrued and included in accrued liabilities.

Stock Options

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2008	500,000	$1.20
Granted	--
Exercised	--
Forfeited	--
Outstanding at September 30, 2008	500,000	$1.20
Exercisable at September 30, 2008	500,000	$1.20

Outstanding options of 400,000 as of September 30, 2008 have an indefinite life.  The remaining outstanding 100,000 options have a remaining contractual life of 11 months.

On April 7, 2008, the Board of Directors of the Company adopted the Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), subject to the approval of Company’s shareholders.  Shareholders approved the Stock Option Plans at the 2008 Annual Meeting of Shareholders on July 10, 2008.  The Company filed Form S-8 to register the 1,000,000 shares allocated to the Stock Option Plans on October 23, 2008.

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2008, no interest related to uncertain tax positions had been accrued.

13. POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board. The agreement provided for $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007, based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  Due to Mr. Crichton’s passing in December 2007, as per the agreement, a lump sum amount of $180,000 was due his estate. The additional $32,000 liability was accrued in December 2007, and the total amount due was paid to his estate in March 2008.  Therefore, no liability remained at September 30, 2008.

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

In January 2008 an amended retirement agreement replacing the February 2007 agreement was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A long term liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at September 30, 2008, and was included in post retirement benefits.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (“AMAK”) and received a commercial license from the Ministry of Commerce in January 2008. The Board of the joint venture changed the moniker from “ALAK” to “AMAK” in August 2008. The Company's mining lease will be transferred to AMAK, and AMAK will build the mining and treatment facilities and operate the mine.  The Company and AMAK filed the application on February 23, 2008, with the Ministry of Petroleum and Minerals in Saudi Arabia to transfer the lease into AMAK’s name.  Subsequently, on March 3, 2008, the Ministry requested supplemental information regarding AMAK’s ability to perform. The Company responded promptly on March 15, 2008, and on September 28, 2008, the Ministry issued a letter approving the transfer with certain conditions attached.  The conditions suggested that the Company and AMAK be restricted from legal process for any damages or claims relating to the Ministry’s delays in issuing authorizations for various stages of the mine development, and also that the 1984 $11 million note which had funded some of the early reserve development be transferred into AMAK.  The Company and AMAK have taken issue with the restrictive conditions; and therefore, have not acted on the transfer until the items are resolved. Discussions are underway with the Ministry and the Company believes the situation will be resolved amicably in a short amount of time.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for an investment valued at $60 million and the Saudi investors will contribute $60 million cash, and (4) the remaining capital for the project will be raised by AMAK using other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. AMAK will have all powers of administration over the Al Masane mining project.  Pursuant to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic and English translations were provided to the parties.  AMAK generally conducts its business meeting in English for the benefit of those present.

The Company on August 5, 2006, signed a one year Financial and Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of September 30, 2008, 500,000 shares have been issued in payment due to the formation of AMAK with a value of $3,525,000 using the Company’s closing stock price on the date of the issuance of the commercial license.

15. RELATED PARTY TRANSACTIONS

South Hampton incurred transportation and equipment costs of approximately $625,000 and $531,000 for the nine months ended September 30, 2008 and 2007, respectively, and $211,000 and $185,000 for the three months ended September 30, 2008 and 2007, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term.  Gross payments of $29,250 were made for the nine months ended September 30, 2008, and 2007, respectively.  Gross payments of $9,750 were made for the three months ended September 30, 2008, and 2007, respectively.

Legal fees of approximately $71,000 and $77,000 were paid during the first nine months of 2008 and 2007 respectively, and $17,000 and $29,000 were paid during the third quarter of 2008 and 2007 respectively, to the law firm of Germer Gertz, LLP of which Charles Goehringer is an equity partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Consulting fees of $3,000 and directors’ fees of $21,000 were paid during the first nine months of 2008 and $6,000 of directors’ fees were paid during the third quarter of 2008 to Robert Kennedy, Board member.  Consulting fees of $18,000 were paid during the first nine months of 2007 and $9,000 in consulting fees were paid during the third quarter of 2007.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of TOCCO and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical Segment to report significant earnings and adapt to continuing volatility of the markets.  A project to double the volume of products available for sale was approved by the Board of Directors on March 20, 2007. Construction was completed and the unit became operational in October 2008. Financing is being provided by Bank of America on a secured basis.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally and provide sufficient product availability to maintain its present position as the North American market leader.  South Hampton also entered into a new transloading venture during the second quarter of 2008 whereby natural gasoline is purchased via pipeline and then loaded onto railcars for shipment to Canada.

In late June 2008 the Company entered negotiations with Bank of America for an increase in its line of credit due to the increased cost of feedstock, the increased volumes being used by the business for the transloading venture, and the anticipated increased volume required by the process expansion.  In early July 2008 the increase of the credit line from $12 million to $17 million was agreed upon with the same terms and conditions as were currently in place.  In September 2008 the line was again increased to $22 million and the Company and the Bank agreed to increase the loan for the expansion to $14 million.  The working capital line was fully drawn in order replace the liquidity used to meet the margin calls arising from the Company’s hedge positions, and the proceeds of the long term refinancing of the expansion project will be used to pay down the increased working capital line. Due to the write down of the derivatives to fair market value at September 30, 2008, the covenants with the Bank were not in compliance.  The Bank waived the non-compliance, and the Company is negotiating with the Bank to amend the agreement to adjust covenant calculations for future periods.  In October 2008 the line of credit was raised to $25 million to cover the increased liquidity demands the Company was facing from margin calls and from the continued degradation of the hedge positions. In October 2008 the Company modified its hedge positions to limit any further margin calls or losses, unless crude oil markets drop below $50 per barrel for an extended period of time. The Company believes that this limit will provide sufficient liquidity for it to operate efficiently with normal levels of inventory and accounts receivable, barring continued price declines in the industry as noted.

Inventory levels were high at September 30, 2008, due to increased prices and an increase in volume relating to the transloading venture and additional feedstock held for October processing.

MINING SEGMENT. This segment’s most significant asset is the Al Masane mining project in Saudi Arabia, which is currently a net user of the Company's available cash and capital resources. Implementation of the project has taken many years to come to fruition due to numerous factors such as insufficient world metal prices, lack of nearby infrastructure, and scarcity of investment capital for mining projects.

All lease payments were fully paid as of February 14, 2008.  The next payment is due January 1, 2009.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (“AMAK”) and received a commercial license from the Ministry of Commerce in January 2008.  The Company's mining lease will be transferred to AMAK, and AMAK will build the mining and treatment facilities and operate the mine.  The Company and AMAK filed the application on February 23, 2008, with the Ministry of Petroleum and Minerals in Saudi Arabia to transfer the lease into AMAK’s name.  Subsequently, on March 3, 2008, the Ministry requested supplemental information regarding AMAK’s ability to perform. The Company responded promptly on March 15, 2008, and on September 28, 2008, the Ministry issued a letter approving the transfer with certain conditions attached.  The conditions suggested that the Company and AMAK be restricted from legal process for any damages or claims relating to the Ministry’s delays in issuing authorizations for various stages of the mine development, and also that the 1984 $11 million note which had funded some of the early reserve development be transferred to AMAK.  The Company and AMAK have taken issue with the restrictive conditions; and therefore, have not acted on the transfer until the items are resolved. Discussions are underway with the Ministry and the Company believes the situation will be resolved amicably in a short amount of time.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors will contribute $60 million cash, and (4) the remaining capital for the project will be raised by AMAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. AMAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic. English translations have been provided to the parties.

The Company on August 5, 2006, signed a one year Financial And Legal Services Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1) formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital. The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed. The agreement has been extended on a month to month basis and remains in effect.  As of September 30, 2008, 500,000 shares were issued in payment due to the formation of AMAK.

AMAK contracted with Nesma & Partners Contracting Company Limited (“NESMA”) and the China National Geological & Mining Corporation (“CGM”) to build the processing plant which will concentrate metal from the ore into a form suitable for shipment to the finishing smelter.  NESMA is a major Saudi construction company and is the primary contractor. Mobilization and construction is currently underway.  Construction is estimated to require approximately twenty-two months to complete after which commercial production will begin.  The Company and AMAK filed the application to transfer the lease into AMAK’s name on February 23, 2008, with the Ministry of Petroleum and Minerals in Saudi Arabia.  Subsequently, on March 3, 2008, the Ministry requested supplemental information regarding AMAK’s ability to perform.  The Company responded promptly on March 15, 2008. On September 28, 2008 the Ministry issued a letter approving the transfer with certain conditions attached. The conditions suggested that the Company and AMAK agree to be restricted from legal process for any damages or claims relating to the governments delays in issuing authorizations for various stages of the mine development, and also that the 1984 $11 million note which had funded some of the early reserve development be transferred into AMAK.  The Company has disagreed that the conditions are appropriate and therefore has not acted on the transfer until the items are resolved.  Negotiations are underway to resolve the situation and the Company expects they will be resolved in an amicable and timely manner.  On April 20, 2005, the Company signed an agreement with SNC-Lavalin Engineering and Construction Company of Toronto, Canada (“SNC-Lavalin”), to update the fully bankable feasibility study.  The prices of zinc, copper, gold and silver have increased significantly over the last several years, and the updated study with current prices was completed in August 2005.  The study by SNC-Lavalin also updated the estimated capital cost and operating expenses of the project. SNC-Lavalin concluded that a capital expenditure of approximately $115 million is required to bring the mine into production with an additional $6.7 million for a cyanide leach process for gold recovery.  The study by SNC-Lavalin was then turned over to an independent consultant for further analysis and review of economic feasibility. The consultant, Molinari and Associates, Inc. of Toronto, Canada, (“Molinari”) concluded that the study by SNC-Lavalin was conservative, and there were numerous opportunities for cost savings and improvements in the projections as presented.  Molinari, at the request of the Company, updates the capital cost periodically, and has currently estimated the total to be approximately $139.0 million which includes $7.0 million to be spent in years 7 and 8 of the project to further explore nearby areas which could extend the life of the facility. The reserves calculations are currently being re-examined by Watts, Griffis and McOuat (“WGM”) to bring them into compliance with current code concerning reserve calculation and terminology.  The Company does not expect this re-examination to have a significant effect on the amount of reserves identified.  See the Company’s Annual Report on Form 10-K for discussion on rock formations and mineralization.

Metal prices were at record lows worldwide during the early part of the 21st century, and consequently, a large number of mining projects were not economically feasible.  Based on recovering metal prices from 2005 through 2007, the project has become economically viable. Using spot metal prices as of September 30, 2008, (which have dropped significantly in the past couple of months due to the worldwide economic turmoil) or even a ten year average of prices, the project remains economically attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2005 through 2007 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2005-2007	09/30/08	Increase/(Decrease)
Gold	$568.67 per ounce	$884.50 per ounce	55.54%
Silver	$ 10.74 per ounce	$ 12.96 per ounce	20.67%
Copper	$ 3.10 per pound	$ 2.91 per pound	(06.13%)
Zinc	$ 1.19 per pound	$ 0.75 per pound	(36.97%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  There is no limit on the number of applications, so the Company intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being prepared and will be submitted in the name of AMAK.  Applications were submitted for two of the areas subsequent to the end of the quarter, and further applications are expected to be filed in the near future.  The applications filed concerned one area deemed to be the strongest potential for gold production and the other for nickel.

Management is also addressing two other significant financing issues within the Mining Segment. These issues include: (1) the $11 million note payable to the Saudi Arabian government and (2) accrued salaries and termination benefits of approximately $1,060,000 due employees working in Saudi Arabia (this amount does not include any amounts due the Company's President and Chief Executive Officer who also primarily works in Saudi Arabia and was owed approximately $346,000 as of September 30, 2008, and December 31, 2007).

Regarding the $11 million note payable which was originally due in ten annual installments beginning in 1984, the Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government other than the recent suggestion that it be assumed by AMAK.  By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (“SIDF”) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project (the “operational terms”). The final resolution of the $11 million note is undetermined at this time.  The Company has recommended that the conditions within the note should still be the operational terms, and Management is currently in negotiating with the Ministry on this subject.  In the event the Saudi government demands immediate repayment of this obligation, which Management considers unlikely, the Company would have to investigate options available for refinancing the debt.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company plans to continue employing these individuals dependent upon the needs of the mining operation until such time as AMAK actually takes over the Al Masane mining project.  Management believes it has sufficient resources to manage this severance liability as necessary.

The Company’s mineral interests in the United States consist solely of its holdings in Pioche, which has been inactive for many years. Pioche properties include forty-eight (48) patented and five (5) unpatented claims totaling approximately 1,500 acres in Lincoln County, Nevada. A claim consists of 22.5 acres.  While a “patented” claim typically provides an owner with real property rights in addition to mineral rights, according to the United States Bureau of Land Management office in Nevada (“BLM”), that is not always the case.  According to the BLM, ownership of the surface depends on the specific language contained in the patent.  “Unpatented” means an owner has the right to remove minerals from the land, but does not own the underlying land and the land remains available for public use activities other than mining.  There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. There is also a 300 ton/day processing mill on property owned by Pioche; however, the mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation if commercial mining is to be conducted. In August 2004 the Company exercised its option to purchase 720,000 shares of the common stock of Pioche at $0.20 a share for a total amount of $144,000. Pioche agreed to accept payment for the stock purchase by the cancellation of $144,000 of debt it owed to the Company. This purchase increased the Company’s ownership interest in Pioche to approximately 55%.  The recent high metal prices and positive outlook on the metals markets have generated renewed interest in the properties.  Inquiries are evaluated as they appear, and the Company is investigating the best use of the properties.  A recent review of the property indicates the real estate value may preclude the practicality of developing mining operations.  The Company has determined that the property has real estate value but that current economic conditions make it impractical to market the real estate at this time.

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
Mr. Charles W. Goehringer, Jr. was appointed to the Board on October 23, 2007. Mr. Goehringer is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for the Company.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from

South Texas College of Law.  Mr. Goehringer is a member of the Compensation and Nominating Committees, and was reelected to a new term at the most recent shareholder’s meeting.  His current term will expire in 2011.  Mr. Goehringer was a member of the Audit Committee until February 20, 2008, when he tendered his resignation.  Mr. Goehringer also serves as a Director and Vice President of Pioche.

Operating Activities
Cash used in Operating Activities was approximately $4,353,000 in the first nine months of 2008 as compared with cash provided of approximately $9,493,000 in the same period of 2007.  Primary factors leading to the use of cash during the first nine months of 2008 as compared to the providing of cash in the same period in 2007 are as follows:

(1)In 2008 trade receivables increased approximately $4,707,000,(resulting from increased sales prices and transloading volumes) as compared to an increase of $3,346,000 (resulting from increased sales prices)in 2007;

(2)In 2008 income tax receivable decreased approximately $1,070,000 as compared to $620,000 in 2007;

(3)In 2008 inventory increased approximately $8,343,000 (due to price and volume increases) as compared to a decrease of about $653,000 (mostly due to a volume decrease) in 2007;

(4)In 2008 accounts payable and accrued liabilities increased approximately $8,713,000 (due to feedstock price increases) while in 2007 the same accounts increased by about $2,091,000;

(5)In 2008 financial contract deposits increased approximately $6,350,000, as compared to a decrease of about $1,500,000 in 2007 (due to changes in the valuation of outstanding derivatives and the subsequent return of a previous margin call deposit); and

(6)In 2008 accrued liabilities in Saudi Arabia decreased approximately $1,000 while in 2007 there was a decrease of about $266,000 (related to accrued salaries which were paid).

The Company’s net income/loss period over period decreased by approximately $9,538,000 in 2008 compared to 2007. Major non-cash items affecting income included an increase in depreciation of approximately $212,000, an increase in the unrealized loss on financial contracts of approximately $11,586,000, an increase in stock compensation of about $183,000, a decrease in deferred income taxes of roughly $4,860,000 and a decrease in post retirement obligations of about $387,000.

Investing Activities
Cash used for investing activities during the first nine months of 2008 was approximately $14,867,000, representing an increase of approximately $6,826,000 over the corresponding period of 2007.  This increase relates to additions to Property, Pipeline and Equipment of approximately $14,525,000.  Approximately $12.0 million of the addition to Property, Pipeline and Equipment relates to the Penhex Expansion project with another $0.9 million relating to construction of additional office space.

Financing Activities
Cash provided for financing activities during the first nine months of 2008 was approximately $16,877,000 versus cash used of approximately $2,482,000 during the corresponding period of 2007.  The additions to long term debt in the first nine months of 2008 of $16.9 million were from a $9.9 million draw on the line of credit and a $7.0 million draw on the term loan.  The Company made principal payments on long-term debt during the first nine months of 2008 of approximately $23,000 on the Company’s capital lease, as compared to, principal payments on long-term debt during the first nine months of 2007 of $2.0 million on the Company’s revolving line, approximately $21,000 on the capital lease, and $460,000 toward a vendor payable.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, property and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument will be reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At September 30, 2008, Other Comprehensive Loss net of $274,841 tax was $533,515 related to this transaction.

In August and September 2008 margin calls were made on the financial swaps for $6,350,000 due to the decrease in the price of natural gasoline and crude. These deposits are recorded on the Company’s Balance Sheet as financial contract deposits.  Additional deposits of $3,900,000 were made in October 2008 due to the continued decline in the market.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2008, total petrochemical product sales increased by $12,184,000, transloading sales increased by $7,891,000, and toll processing fees decreased by $371,000 for a net increase in revenue of $19,704,000 or 70.3% over the same quarter of 2007.  Sales volume of petrochemical products for the third quarter of 2008 versus 2007 decreased approximately 5.6%; however, additional sales volume of approximately 28.0% was generated by a new transloading venture undertaken by the Company.  During the third quarter of 2008, the cost of petrochemical sales and processing (including depreciation) increased approximately $31.1 million or 120.4% as compared to the same period in 2007. Consequently, total gross profit margin on revenue for the third quarter of 2008 decreased approximately $11,353,000 or 506.2% as compared to the same period in 2007. The decrease in gross profit margin for the period was due to the change in the fair value of derivatives for feedstock purchases and the continual and volatile increases in the price of feedstock and fuel gas.  The Company’s derivative program is intended to allow for increased predictability of pricing for natural gas and feedstock over time, which may have positive or negative results during the short term when price fluctuations are significant as they were in the third quarter of 2008. During the first six months of 2008 the program worked as planned and gave the Company time to increase sales prices as underlying costs increased rapidly and unpredictably.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used. The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price. The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question. Towards the end of July 2008 petroleum markets began a decline which continued over the next 90 days to levels that were generally unforeseen in the market as prices fell to 50% of what was seen in the second quarter and early in the third quarter of 2008.  The Company’s hedging program went from being concerned with the possibility of $200 per barrel crude oil in early July 2008 to being in a position of concern over the possibility of $40 per barrel crude oil in October of 2008.  The financial swaps on natural gasoline and crude oil option collars utilized by the Company became a burden to be managed for loss control versus a tool used for feedstock cost stabilization.

Transloading sales for the third quarter of 2008 of approximately $7,891,000 represent an increase of approximately $7,891,000 or 100.0% above fees for the same period in 2007 due to a new transloading venture undertaken by the Company.  Starting in April, increasing in May, and finally at full contracted volume in June, the Company began loading railcars with natural gasoline for shipment to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover the expense and profit on the activity. The feedstock for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company has a one year contract expiring in April 2009 to provide this service at a fixed volume and markup.

Toll processing fee revenue for the third quarter of 2008 of approximately $1,067,000 represents a decrease of approximately $371,000 or 25.8% below fees for the same period in 2007.  The toll processing customers are active and remain on long-term contracts. The customers for both tolling operations chose to run the minimum volumes over the third quarter due to uncertainty in the markets and other business considerations.  While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company intends to continue to develop opportunities when available. Toll processing fees are expected to remain flat or increase slightly during the remainder of 2008.

The cost of petrochemical product sales and processing and gross profit for the three months ended September 30, 2008 and 2007 includes an unrealized loss of approximately $17,737,000 and $2,860,000, respectively on the derivative agreements and a realized gain of approximately $2,378,000 and $1,144,000, respectively.

For the nine month period ending September 30, 2008, total petrochemical product sales, transloading sales and processing fees increased approximately $42.7 million or 54.2%, while the cost of petrochemical sales and processing, including depreciation, increased approximately $56.4 million or 90.2% for the same period in 2007. Consequently, the total gross profit margin on petrochemical product sales, transloading sales and processing during the first nine months of 2008 decreased approximately $13.7 million as compared to the same period in 2007. The cost of petrochemical product sales and processing and gross profit margin for the nine month period ending September 30, 2008 and 2007, includes an estimated unrealized gain/(loss) of approximately $(10,121,000) and $1,189,000 respectively, on the derivative agreements and a realized gain of $5,465,000 and $2,520,000, respectively.

Growth of the North American markets served by the Company has generally been 2% to 3% annually over the past ten (10) years.  The Company’s growth in production has generally matched that trend over the same time period, although after the March 2005 expansion, the Company’s growth rate in production and sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent products and service to customers, and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities with current sales in Australia, Brazil, Europe and the Middle East among other areas.

Demand remained strong for most products through the first nine months of 2008, and the process ran at 90.5% of capacity per calendar day, which is close to maximum capacity when time lost for maintenance, weather interruptions, and mechanical failures are considered.  With the addition of the new facilities in October 2008, the utilization rate will fall as the Company expects it will take three to five years to market the full availability of product.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate the rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, up to 50% of the Company’s monthly feedstock requirements for three to nine months ahead may be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops. During the first nine months of 2008, natural gasoline derivative agreements had a realized gain of approximately $5,250,000 and an unrealized loss of approximately $7,109,000 for a total negative effect of approximately $1,859,000.  The program is designed to insure against unforeseen dramatic price swings rather than a speculative profit center.  The Company primarily employs a “buy and hold” strategy although in the recent ninety days of the price deflationary period, moves to limit the loss and reposition the portfolio were under constant examination and consideration.

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of early October 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  After making several moves throughout the ninety day period, the final result is that the Company has crude puts in place at generally the $50 per barrel level through December 2009.  Should crude prices fall below that level for extended periods, additional write downs or losses may be required.  During the first nine months of 2008, crude derivatives had a realized gain of approximately $31,000 and an unrealized loss of about $6,065,000 which are included in cost of petrochemical product sales.  Total unexpired premiums related to crude options were $3,021,000 as of September 30, 2008. Additional premiums were incurred during October when the Company was reacting to the severe drop in the market.  These premiums amounted to $7,262,100.  All premiums will be realized as option contracts mature according to the following timetable.

Quarter ending	Premium to be Realized
December 31, 2008	$1,013,100
March 31, 2009	1,713,000
June 30, 2009	1,773,000
September 30, 2009	2,892,000
December 31, 2009	2,892,000
Total premiums	$10,283,100

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, continued to be high during the first nine months of 2008 as compared to historical levels.  The Company has option contracts in place for fuel gas through the last quarter of 2008 in order to minimize the impact of price fluctuations in the market.  The Company was also able to pass through price increases as they occurred.  During the first nine months of 2008, natural gas derivative agreements had a realized gain of approximately $185,000 and an unrealized gain of approximately $41,000.

MINING SEGMENT, GENERAL CORPORATE EXPENSES AND BALANCE SHEET DISCUSSION.  None of the Company's other operations generate operating or other revenues. Minority Interest reflected on the Statements of Income represents Pioche minority stockholders’ share of the losses from Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project requires approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project plus the lease payment of $117,300 per year.  During the first nine months of 2008, the Company capitalized approximately $342,000 in development expenditures and recorded approximately $234,000 as expense. The Company also capitalized its investment in AMAK of approximately $3.5 million relating to the issuance of common stock in partial fulfillment of the Financial and Legal Services Agreement due to the receipt of the commercial license for AMAK.  The $3.5 million financial and legal services fees represent costs of AMAK that were paid for on behalf of AMAK by the Company.  After the Al Masane lease is transferred to AMAK, ongoing maintenance and operation expense will be paid within AMAK, and it is anticipated that expenses required to oversee the Company’s investment will continue but at a reduced rate.

The Company assesses carrying values of its assets on an ongoing basis. Factors which may affect carrying values of the mining properties include, but are not limited to, mineral prices, capital cost estimates, estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, design of any mines and the timing of mineral production. Prices currently used to assess the recoverability of the Al Masane project costs for 2008 are $2.91 per pound for copper and $0.75 per pound for zinc for the projected life of the mine.  Copper and zinc comprise in excess of 80% of the expected value of production. Using these price assumptions, there were no asset impairments at September 30, 2008. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of its mineral properties in the future.

General and Administrative costs for the third quarter of 2008 increased approximately $42,000 as compared to the same period in 2007 due primarily to general inflation.

Interest expense for the third quarter of 2008 of approximately $109,000 represents an increase of approximately $99,000 for the same period in 2007.  Interest expense increased in 2008 due to the increase in notes payable balances and the capitalization of interest on construction projects.

General and Administrative costs for the first nine months of 2008 increased approximately $769,000 as compared to the same period in 2007.  This increase is primarily attributable to approximately $332,000 of expense relating to employee salaries and benefits, an increase in officer compensation of approximately $83,000 resulting from the price increase of the Company’s common stock, approximately $130,000 related to the listing of the Company’s stock on NASDAQ, and an increase in audit related fees of about $178,000.

Interest expense for the first nine months of 2008 of approximately $200,000 represents an increase of approximately $84,000 for the same period in 2007.  Interest expense increased in 2008 due to an increase in notes payable balances.

The Balance Sheet of the Company includes several noteworthy changes for September 30, 2008 as compared to that published in the Company’s Annual Report for December 31, 2007, primarily attributable to the Petrochemical Segment. Trade receivables increased during the first nine months of 2008 by $4.7 million to $17.0 million.  Trade receivables at September 30, 2008, increased due to increased selling prices and the receivable from the new transloading venture.  The average collection period remains normal for the business.  Inventories increased from December 31, 2007 due to an increase in the volume of feedstock inventory the Company had on hand at the end of the period and an increase in cost of feedstock and inventory purchased for the transloading service. As discussed previously, financial contracts decreased from a current asset of approximately $0.2 million to a current liability of $10.7 million due to changes in fair value of contracts on hand at September 30, 2008.  The increase in Property, Pipeline and Equipment of $14.5 million is principally due to the process capability expansion.  The process expansion was completed and fully operational during October of 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“Fin 48”), On January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at September 30, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of September 30, 2008, no interest related to uncertain tax positions had been accrued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Contract Risk

As discussed in Note 9 to the unaudited consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in feedstock and natural gas prices.  During the third quarter of 2008, the fair values of the Company’s derivative contracts decreased along with decreases in feedstock and natural gas prices.  At September 30, 2008, the estimated value of outstanding contracts was a liability of approximately $9.9 million.

Interest Rate Risk

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon LIBOR or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at September 30, 2008 totaled $808,356 or $533,515 net of tax.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1997, the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company has periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 Management and TCEQ reached a tentative agreement for a settlement of $274,433 of which approximately $46,000 had been paid and $229,000 was accrued at September 30, 2008. Final approval was given on October 8, 2008, by the TCEQ governing body of Commissioners.  Under the terms of the agreement, 50% of the penalty will be applied to a local community environmental improvement project which the Company and TCEQ have identified as acceptable.

In September 2007 a lawsuit was filed in Jefferson County, Texas, alleging the plaintiff was exposed to benzene due to the negligence of South Hampton.   A preliminary review indicates South Hampton had no connection to the plaintiff, and South Hampton is vigorously defending itself.  Insurance policies are providing the defense on South Hampton’s behalf.

In September 2008 the Bankruptcy Trustee for a former customer filed suit in the U.S. Bankruptcy Court in Delaware to recover approximately $915,000 of preference payments. The Company contends the payments were made in the ordinary course of business and feels it has adequate defense to prevent any material refunds of amounts collected during the time period in question.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as noted below.

The Company is facing heightened risks due to the current business environment. Challenges in the current business environment due to disruptions in the capital markets present heightened risks to the Company.  The deterioration in the macroeconomic environment, including disruptions in the credit markets, is also impacting the Company’s customers. Depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.

The Company is facing potential losses on commodity contracts that could settle at prices that are presently greater than current prices.  South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary source of feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time. If the price of natural gasoline and crude oil continue to decrease, the Company’s hedge positions may make the final cost of goods sold greater the cost of buying these commodities in the open market.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has an $11 million note payable to the Saudi Arabian government that was originally due in ten annual installments beginning in 1984.  The Company has neither made any repayments nor received any payment demands or other communications regarding the note payable from the Saudi government other than the recent suggestion that it should be attached to AMAK.  By memorandum to the King of Saudi Arabia in 1986, the Saudi Ministry of Finance and National Economy recommended that the $11 million note be incorporated into a loan from the Saudi Industrial Development Fund (“SIDF”) to finance 50% of the cost of the Al Masane project, repayment of the total amount of which would be made through a mutually agreed upon repayment schedule from the Company’s share of the operating cash flows generated by the project. The final resolution of the $11 million note is undetermined at this time but the Ministry of Petroleum and Minerals has suggested it be rolled into AMAK under the existing conditions.  The Company has argued that the conditions within the note should still be the operational terms.  Management is currently in negotiations with the Ministry on this subject.  In the event the Saudi government demands immediate repayment of this obligation, which Management considers unlikely, the Company would have to investigate options available for refinancing the debt.

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

Exhibit Number	Description
10(k)	- Waiver and Fifth Amendment to Credit Agreement dated September 18, 2008, between South Hampton Resources, Inc. and Bank of America, N.A.
10(l)*

- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

10(m)*

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

DATE:  November 7, 2008                                                                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                                                                                                                    (Registrant)

                                                                                                                 By:/s/ Connie Cook
                                                                                                                           Connie Cook
                                                                                                                            Treasurer