Form 10-K
period 2008-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2009-03-16
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________ Commission File Number 0-6247
___________________

ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
10830 North Central Expressway Suite 175 Dallas, Texas (Address of principal executive offices)	75231 (Zip code)

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

Large accelerated filer ☐                                                                Accelerated filer ☒                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2008 of the registrant’s voting securities held by non-affiliates was $103,469,814.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 6, 2009:  23,421,995.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report.

TABLE OF CONTENTS`

Item Number and Description
PART I
ITEM 1. BUSINESS
General	1
International Operations	2
Competition	5
Environmental Matters	6
Personnel	7
Available Information	8

ITEM 1A. RISK FACTORS	8

ITEM 1B. UNRESOLVED STAFF COMMENTS	11

ITEM 2. PROPERTIES
United States Specialty Products Facility	11
Saudi Arabia Mining Properties	13
United States Mineral Interests	18
Offices	19

ITEM 3. LEGAL PROCEEDINGS	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22

ITEM 6. SELECTED FINANCIAL DATA	23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
General	23
Liquidity and Capital Resources	23
Results of Operations	27
Critical Accounting Policies	32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36

ITEM 9A. CONTROLS AND PROCEDURES	36

ITEM 9B. OTHER INFORMATION	37

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	38

ITEM 11. EXECUTIVE COMPENSATION	39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	45

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	47

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

Saudi Arabia Activities. Prior to December 2008, the Company held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The lease carries an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease was contributed to Al Masane Al Kobra Mining Company (“AMAK” formerly known as “ALAK”) in December 2008 in return for a fifty percent ownership interest in AMAK.

In 1999 the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it has previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.  In 2005 the Saudi Mining Code was changed which necessitated the re-submission of these applications and the re-submission is being prepared in the format required by the new Code.  The information relating to these areas were also transferred to AMAK, and the new applications will be in the name of the joint venture.

See Item 2. Properties for additional discussions regarding all of the Company’s properties and financing of the Al Masane project.

Note 16 to the Consolidated Financial Statements contains information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2008, 2007 and 2006. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.

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

Economic and Political Instability; Terrorist Acts; War and Other Political Unrest. The U.S. military action in Iraq and Afganistan, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which the Company has substantial interests. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against the Company’s investment in those locations. The Company’s interests in Saudi Arabia and elsewhere could be further adversely affected by post-war conditions in Iraq or Afganistan if armed hostilities, acts of terrorism or other unrest persist. Recent acts of terrorism and threats of armed conflicts elsewhere in the Middle East could also limit or disrupt the Company’s operations.

War and other political unrest may also cause unforeseen delays in the development of the Company’s interests located in Saudi Arabia and may pose a direct security risk to their interests.

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

Currency variations also contribute to fluctuations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of the Company’s products in countries outside of the United States.

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

Termination of Mining Lease; Expropriation or Nationalization of Assets. AMAK’s mining lease for the Al Masane area in Saudi Arabia, which it received from the Company in December 2008, is subject to the risk of termination if AMAK does not comply with its contractual obligations. See Item 2. Properties. Further, the Company’s foreign investments in assets are subject to the risk of expropriation or nationalization. If a dispute arises, the Company may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.

Compliance with Foreign Laws. Because of the Company’s substantial international investments, its business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to the Company’s operating costs or may significantly limit its business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  The Company is not currently aware of any specific situations of this nature, but there is always opportunity for this type of difficulty to arise in the international business environment.

Mining Management Risks.  The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world. The members of the Company’s Board serving concurrently on the AMAK Board are:

Mr. Hatem El Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  He has served as President of the Company since 1975 and Chief Executive Officer of the Company since February 1994.  Mr. El Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project.  Mr. El Khalidi’s current term expires in 2010.  Mr. El Khalidi serves on the Board of AMAK.
Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas.  Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. Mr. Sultan is a member of the Audit, Nominating, and Compensation Committees of the Company.  Mr. Sultan’s current term expires in 2010.   Mr. Sultan serves on the Board of AMAK.
Mr. Nicholas Carter, the Company’s Executive Vice President and Chief Operating Officer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was appointed to the Board on April 27, 2006.  Mr. Carter’s current term expires in 2011.  Mr. Carter also serves as a Director and President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock.  Mr. Carter was appointed to the Board of AMAK in February 2009.
Dr. Ibrahim Al Moneef was appointed to the Board on April 26, 2007.  Dr. Al Moneef holds a PhD in Business Administration from the University of Indiana.  He currently is owner and chief editor of The Manager Monthly Magazine, a Saudi business journal. He has held key positions with companies doing business in the Kingdom, including the Mawarid Group, the Ace Group, and the Saudi Consolidated Electric Company. Dr. Al Moneef serves on the Compensation and Nominating Committees, and his current term expires in 2009.  Dr. Al Moneef was a member of the Audit Committee until February 21, 2008, when he tendered his resignation.  Mr. Al Moneef serves on the Board of AMAK.

Neither management nor Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation.  The Company and AMAK have from time to time employed various respected engineering and financial advisors to assist in the development and evaluation of the mining projects.  The consultants most currently used to update the feasibility of the Al Masane project are SNC-Lavalin of Toronto, Canada.  The Company and AMAK also use the services of Adrian Molinari of Toronto, Canada for ongoing guidance.  The Company believes that with the use of competent consultants and with the hiring of experienced personnel by AMAK in which the Company holds a fifty percent ownership interest and four of the eight seats on the AMAK Board, the mining venture is being established and operated in a professional and successful manner.  The amount of risk will ultimately depend upon the Company’s and AMAK’s ability to use consultants and experienced personnel to manage the operation.

Other Difficulties and Risks Associated with International Operations. The Company also may experience difficulty in managing and staffing operations across international borders, particularly in remote locations. Additional risks associated with the Company’s international operations, any of which could disrupt the Company’s operations, include changing political conditions, foreign and domestic monetary policies, international economics, world metal price fluctuations, foreign currency fluctuations, foreign taxation, foreign exchange restrictions, trade protective measures and tariffs.  The establishment of AMAK with its own management and staff should assist in mitigating many of these potential risks.

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

All of the Petrochemical Company’s raw materials are purchased on the open market.  The Company has contracts in place for approximately two-thirds of its monthly supply and purchases the remainder on the spot market depending on inventory and operational needs.  The contracts are priced upon monthly averages of posted market prices with the remainder being a function of spot market oil and gas prices.   The price of the feedstock utilized by the Company historically carries an 88% correlation to crude oil prices but is not as volatile on a day to day basis. However, the historic correlation has not held true with the price fluctuations of crude since mid-2008.  Currently, and the feedstock  prices appear to be moving in relation to the price of motor gasoline more so than in prior years.

Because of the following factors, as well as other variables affecting operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.  The Company encounters aggressive competition from numerous and varied competitors in all areas of its business, and competitors may target the Company’s key market segments. The Company competes primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If the Company’s products, services, support and cost structure do not enable it to compete successfully based on any of those criteria, the Company’s operations, results and prospects could be harmed.  The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the Company may invest less in certain areas of its businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the Company’s businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which the Company competes, and competitors also may affect the Company’s business by entering into exclusive arrangements with existing or potential customers or suppliers. The Company may have to continue to lower the prices of many of its products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin.

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

Economic uncertainty could affect adversely the Company’s revenue, gross margin and expenses. The Company’s revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which it competes. Future continued economic weakness may result in decreased revenue, gross margin, earnings or growth rates and problems with the Company’s ability to manage inventory levels and collect customer receivables. The Company could experience such economic weakness and reduced spending due to the effects of high fuel costs. In addition, future customer financial difficulties could result in increases in bad debt write-offs and additions to reserves in the Company’s receivables portfolio. The Company also has experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, and increases in post-retirement benefit expenses. Economic downturns, such as the current worldwide economic downturn, may also lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments.

Environmental Matters

In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.

The light hydrocarbon recovered from the former gas plant site is compatible with the normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 503 barrels were recovered during 2007 and 405 barrels during 2008.  The recovered material had an economic value of approximately $40,000 during 2007 and $17,050 during 2008.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale.  At current market values this material, if fully recovered would be worth approximately $840,000. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.

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

Personnel

Mr. Hatem El Khalidi, a US citizen and the Company’s President and Chief Executive Officer splits his time between the US and Saudi Arabia.   Mr. El Khalidi supervised the Company’s 14-15 mining segment employees in Saudi Arabia, consisting of the office personnel and field crews who were primarily charged with maintaining and caring for the facilities and equipment located at the mine site.  These employees are being terminated in early 2009 as AMAK has taken over the operation of the mine site.  Mr. El Khalidi also serves as a Director of AMAK.  Mr. El Khalidi has announced plans to retire from his positions as President and Chief Executive Officer of the

Company effective June 30, 2009.  Mr. Carter will assume these positions upon Mr. El Khalidi’s retirement.

Mr. Nicholas Carter, Executive Vice President and Chief Operating Officer of the Company and President of the Petrochemical Segment, resides in southeast Texas, and is a US citizen. The Petrochemical Company employs 130 persons.

Ms. Connie Cook, Secretary/Treasurer of the Company and Controller of the petrochemical companies resides in southeast Texas, and is a US citizen.

Available Information

The Company will provide paper copies of this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  The Company’s website address is arabianamericandev.com.  The petrochemical subsidiary, South Hampton Resources, Inc. has a website at southhamptonr.com.

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

Unanticipated changes in the Company’s future tax rate or exposure to additional income tax liabilities could affect its profitability. The Company is currently subject to income taxes in the United States.

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

General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to the Company’s performance also may affect the price of the Company’s common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. If instituted against the Company, this type of litigation, while insured against monetary awards and defense cost, could result in substantial diversion of management’s time and resources.

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

The Penhex Unit has the capacity to process approximately 6,700 barrels per day of fresh feed, with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The facility generally consists of equipment commonly found in most petroleum facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity, very consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers’ applications.  South Hampton does not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

The products from the Penhex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel.  The Penhex Unit had a utilization rate during 2008 of approximately 90%.  This compares to a rate of 91% for 2007.  The Reformer and Aromax® units are operated as needed to support the Penhex and Cyclo-pentane Units.  Consequently, utilization rates of these units are driven by production from the Penhex Unit.  Operating utilization rates are affected by product demand, mechanical integrity, and unforeseen natural occurrences, such as weather events.  The nature of the refining process demands periodic shut-downs for de-coking and other mechanical repairs.  In 2007 there were mechanical shut-downs resulting in approximately 12 total days of lost production and another 6 days due to weather or other uncontrollable issues. The Penhex Unit capacity was expanded in 2008 and now is configured in two independent process units. Since the marketing effort may take several years to utilize the expanded capacity, utilization rates of the unit could be significantly lower over the next few years.  However, the volume of material available for sale will be much improved as the original PenHex Unit was operating near capacity for the last several years.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.

The other two operating units at the plant site, an Aromatics Hydrogenation Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes.  These units are dedicated to the needs of two different toll processing customers.  The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing.  As of October 2005, after the expansion program, the units have a combined capacity of 3,400 BPD. Together they realized a utilization rate 58% for 2007 and 43% for 2008.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

In the summer of 2006 the Aromatics Hydrogenation Unit was modified to produce two products in addition to that of the original design.  Rotating the three separate products through production was found to be inefficient and the customer has concentrated on switching production between two products as a standard operating routine.  The unit has been kept at capacity using this scheme.

In March 2007 the Board of Directors approved the expansion of the South Hampton Penhex unit.  The capacity was to be increased from 3,000 barrels per day to approximately 6,000 barrels per day.  The Company immediately began acquiring equipment and ordering items, such as instrumentation, pumps, and compressors which require a long lead time for delivery.  The project consists of an additional fractionation train identical to the current design, and also entailed the expansion of the Aromax, reformer, and Cyclo-pentane units to support the increased volumes.  Construction work began in the fall of 2007, with the initial focus being the infrastructure required to support the increased operation, such as pipe racks, electrical capacity increases, fire water line extensions, water well modifications, etc.  The final permit to construct was received from the TCEQ on February 28, 2008, and foundation work for the primary equipment started on that date.  Final completion was in September 2008 and the new unit was in total operation in October 2008.  The final cost of the expansion was approximately $18.0 million and trial runs in October of 2008 set the new capacity at 3,700 barrels per day in addition to the 3,000 barrels per day with existing equipment. For additional information see Note 7 to the Consolidated Financial Statements.

South Hampton, in support of the petrochemical operation, owns approximately 69 storage tanks with total capacity approaching 225,000 barrels, and 106 acres of land at the plant site, 55 acres of which are developed.  South Hampton also owns a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 53 acres of which 13 acres are developed.

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

Saudi Arabia Mining Properties

Al Masane Project

Location, Access and Transportation.  The Company’s Al Masane project, contributed to AMAK in December 2008, consisted of a mining lease area of approximately 44 square kilometers in southwestern Saudi Arabia approximately 640 km southeast of Jeddah.  Reference is made to the map on page 20 of this Report for information concerning the location of the Al Masane project.  Presently, the site can be accessed by heavy trucks via the 20 kilometer improved asphalt and gravel road from Sifah. The elevation of the Al Masane project is approximately 1,620 meters above sea level.  Najran is the major town located in the area and is serviced by air from Jeddah and Riyadh.  Access from the town of Najran to the project site is 130 km by a paved road which continues to Sifah.  There are scheduled flights from Jeddah to Abha and Najran.  From the west, there is paved road between Abha and Gusap, and then a dirt road to the site.

Conditions to Retain Title.  The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993.  The lease was contributed to AMAK in December 2008.  As holder of the Al Masane mining lease, the Company has been, until December 2008, solely responsible to the Saudi Arabian government for rental payments and other obligations required by the mining lease and repayment of an $11 million loan. The Company’s interpretation of the mining lease, and verified by the Ministry of Petroleum and Minerals in it’s Letter of Approval for the transfer, is that repayment of this loan will be made in accordance with a repayment schedule agreed upon with the Saudi Arabian government from the Company’s share of the project’s cash flows. The initial term of the lease is for a period of thirty (30) years beginning May 22, 1993, with the Company (now AMAK) having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company (now AMAK) is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,350 annually) during the period of the lease.  The Company paid $234,700 in March 2006, $117,300 in February 2007, and $117,300 in February 2008 which paid the lease amounts in full through the end of 2008. AMAK paid the lease fee in January 2009.  In addition, the Company (now AMAK) must pay income tax in accordance with the laws of Saudi Arabia then in force and pay all infrastructure costs. The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits. The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

History of Previous Operations.  The Al Masane project contains extensive ancient mineral workings and smelters which were discovered by Hatem El Khalidi, President and CEO of the Company while flying over the area and later mapped by him on camel back during 1967. From ancient inscriptions in the area, it is believed that mining activities occurred sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper.  Various regional investigations of the Al Masane area were carried out by the United States Geological Survey (USGS) mission.  The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane.  Conway undertook geologic mapping of the area in 1976.  Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which lead to the discovery of the ore lenses.   In 1975, Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development.  In 1977, the Company retained Watts, Griffis and McOuat Limited of Toronto, Canada (WGM) to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit.  By September 1980 a permanent exploration camp including water supply and power plant was established.  In April 1981 WGM completed a program of 3,700 meters of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and 20,000 meters of surface drilling (“Phase I”).  Bulk underground metallurgical samples were taken, and pilot plant test work was conducted at the Colorado School of Mines Research to confirm the laboratory test work completed previously by Lakefield Research in Canada on the drill core.  This work was financed primarily with the 1984 $11 million interest-free loan from the Saudi Arabian Ministry of Finance.  Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980.  Although the surface expression of the gossans1 was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth.  Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves.  In addition, a number of studies relating to water supply for the project were completed.  Environmental studies for the project were completed by independent consultants in 1995 as part of the bankable feasibility studies.

Description of Current Property Condition.  In 1982 WGM concluded that sufficient ore reserves were established to justify completion of a fully bankable feasibility study to determine the economic potential of establishing a commercial mining and ore treatment operation at Al Masane. WGM determined that the Al Masane deposits would support commercial production of copper, zinc, gold and silver and recommended implementation of Phase II of the Al Masane development program, which included construction of underground mining, ore treatment and support facilities. WGM’s September 1984 reevaluation of the project resulted in no substantial changes of its initial conclusions and recommendations.  In 1993, the Company commissioned WGM to prepare a new fully bankable feasibility study to be used to obtain financing for commercial development of the project. The study, which was completed in 1994, contained specific recommendations to insure that project construction was accomplished expeditiously and economically. The engineering design and costing portions of the study were performed by Davy International of Toronto, Canada (“Davy”). WGM and Davy updated this study in 1996.  WGM recommended that the Al Masane reserves be mined by underground methods using trackless mining equipment. Once the raw ore is mined, it would be subjected to a grinding and treating process resulting in three products to be delivered to smelters for further refining. These products are zinc concentrate, copper concentrate and Dore2 bullion. The copper and zinc concentrates also contain valuable amounts of gold and silver. These concentrates and the Dore bullion to be produced from the proposed cyanidization plant are estimated to be 22,000 ounces of gold and 800,000 ounces of silver and will be sold to copper and zinc custom smelters and refineries worldwide.  As recommended by WGM, the source

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

Metal prices were at record lows worldwide during 2003, and therefore, numerous mining projects were not economically feasible.  As prices recovered during the 2006-2008 time period, the project became economically viable.  Despite the drop in metal prices over the last 3-4 months of 2008, if spot prices as of December 28, 2008, are used in the analysis, or even the ten year average of prices is used, the project remains economically attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2006-2008	12/31/08	Increase (Decrease)
Gold	$723.00 per ounce	$869.75 per ounce	20.30%
Silver	$ 13.30 per ounce	$ 10.79 per ounce	(18.87%)
Copper	$ 3.16 per pound	$ 1.32 per pound	(58.23%)
Zinc	$ 1.47 per pound	$ 0.51 per pound	(65.31%)

Based on the contractor’s report for December 2008, overall engineering progress on the project was at 90%, procurement progress was at 37%, and construction progress was at 14%.  Permanent camp leveling works were in progress for seniors’ quarters and explosives storage area, rock cutting work, crusher station-retaining wall works, conveyor belt foundation works, and zinc flotation tailing cyaniding/tailing head leveling were in progress.  As noted above, the estimated total capital cost to bring the Al Masane project into production is $116 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

Pursuant to the mining lease agreement, when the Al Masane project is profitable the Company was obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (“Ma’aden”), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it is possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi joint stock company any time it desires. Title to the mining lease and the other obligations specified in the mining lease would be transferred to the Saudi joint stock company. According to the terms of the lease agreement the Company would remain responsible for repaying the $11 million loan to the Saudi Arabian government.  However, as a condition of approval for transferring the lease to AMAK in late 2008, the Ministry required the note to be transferred to the books of AMAK.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008. In December 2008 the Company's mining lease was transferred to AMAK and AMAK is constructing the mining and treatment facilities, and will operate the mine.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization is the amount necessary to develop the project, approximately $120 million, (2) the Company owns 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company has contributed the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by AMAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors. The appraisal of the assets, which is necessary for the Company to receive full credit toward its capital contribution is underway and is expected to be completed in April 2009.  AMAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.  The Board meetings are conducted in English for the benefit of all attendees.

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

The metallurgical studies conducted on the ore samples taken from the zones indicated that 87.7% of the copper and 82.6% of the zinc could be recovered in copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 77.3% and 81.3%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc concentrates and mine tailings. Further studies recommended by consultants may improve those recoveries and thus the potential profitability of the project; however, there can be no assurances of this effect.  WGM was contracted by AMAK to recalculate the reserves using the latest methods and technology.  The results are not expected to appreciably change the economics of the project.

Other Exploration Areas in Saudi Arabia

During the course of its exploration and development work in the Al Masane area, the Company has carried on exploration work in other areas in Saudi Arabia.  This work was contributed to AMAK in December 2008.

Wadi Qatan and Jebel Harr. The Wadi Qatan area is located in southwestern Saudi Arabia. Jebel Harr is north of Wadi Qatan. Both areas are approximately 30 kilometers east of the Al Masane area. These areas consist of 40 square kilometers, plus a northern extension of an additional 13 square kilometers. The Company’s geological, geophysical and limited core drilling in the past disclosed the existence of massive sulfides containing an average of 1.2% nickel. Reserves for these areas have not yet been classified and additional exploration work is required. When and if AMAK obtains an exploration license for the Wadi Qatan and Jebel Harr areas, AMAK may continue the exploratory drilling program initiated by the Company in order to prove whether sufficient ore reserves exist to justify a viable mining operation; however there is no assurance that a viable mining operation can be established.

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

As previously stated, neither AMAK nor the Company possess current formal exploration licenses for any of the above areas. The absence of such licenses creates uncertainty regarding AMAK’s and the Company’s rights and obligations, if any, in these areas. The Company believes it has satisfied the Saudi Arabian government’s requirements in these areas and that the government should honor the Company’s (now AMAK’s) claims.

The new Mining Code, adopted by the Saudi government in October, 2004, specifies that the size of an exploration license cannot exceed one hundred (100) square kilometers.  However, there is no restriction on how many exploration licenses can be held by one party simultaneously.  AMAK is in the process of identifying the best areas of the previously explored Greater Al Masane Area. AMAK submitted application for exploration licenses for two of the areas in question in late 2008.  The applications were rejected and will be resubmitted with additional information in early 2009.

Reference is made to the map on page 20 of this Report for information concerning the location of the foregoing areas.

United States Mineral Interests

The Company’s only mineral interest in the United States is its ownership interest in Pioche. Pioche has been inactive for many years.

Nevada Mining Properties. Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.  Pioche’s properties are located approximately 100 miles from Las Vegas, Nevada, and with the significant growth which has occurred in Las Vegas, the Company believes the real estate value of Pioche is potentially greater than the metal value.  However, the recent real estate crisis has caused the Company to re-evaluate the holdings and a write down of approximately $496,000 was recorded at the end of 2008.  The Board of Directors of Pioche has determined that the Company should sell parcels of the real estate if market conditions are acceptable.  Mr. Carter, appointed as a Director in 2007, was appointed President of Pioche, and Charles Goehringer was appointed Director and Vice President in January 2008.  Title research has been conducted and the Company is satisfied that most of the claims can be sold for real estate value.  In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that Pioche is the owner and responsible party.  Pioche subsequently commenced dialogue with the BLM in late 2008 to determine how best to remedy the situation.  Communication with the BLM is continuing and Pioche management plans to inspect the properties in March 2009.  Pioche has retained an environmental consultant to assist with the resolution of this matter.

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

On February 2, 2000, TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements.  TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken.  On April 11, 2003, TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted to TCEQ on June 2, October 2 and November 4, 2003. South Hampton believed the original penalty and the additional allegations were incorrect and the Company defended against these allegations, the proposed penalties and proposed corrective actions. Management and the TCEQ, in March 2008, reached a tentative agreement for a settlement of $274,433. The agreement was approved by the TCEQ governing body of Commissioners in the third quarter of 2008. South Hampton has a liability of $0 and $275,000 recorded at December 31, 2008 and 2007, related to these environmental issues. Payments were initiated immediately upon approval by the Commissioners, and the final payment was made in December 2008.  Approximately one half of the settlement amount was paid into a state operated fund for local environmental improvement projects and was applied to connect low income families to sewer facilities in Hardin County, Texas.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

None

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the NASDAQ and the OTC Bulletin Board during the last two fiscal years under the symbol: ARSD. The following table sets forth the range of high and low bid prices for each quarter as reported by Nasdaq and the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NASDAQ/OTC Bulletin Board
	High	Low
Fiscal Year Ended December 31, 2008
First Quarter ended March 31, 2008	$7.16	$6.88
Second Quarter ended June 30, 2008	$6.21	$5.89
Third Quarter ended September 30, 2008	$4.66	$4.35
Fourth Quarter ended December 31, 2008	$1.76	$1.50

Fiscal Year Ended December 31, 2007
First Quarter ended March 31, 2007	$3.41	$3.30
Second Quarter ended June 30, 2007	$6.30	$6.00
Third Quarter ended September 30, 2007	$6.07	$5.91
Fourth Quarter ended December 31, 2007	$7.74	$7.55

At December 31, 2008, there were approximately 660 recorded holders of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2008.  See Note 10 to the Consolidated Financial Statements.

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

See Note 14 to the Consolidated Financial Statements for information about stock options outstanding and other stock awards at December 31, 2008.

ITEM 6.  Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2008	2007	2006	2005	2004
Revenues	$154,630	$108,638	$98,502	$82,416	$59,793
Net Income (Loss)	$(8,875)	$7,771	$7,875	$16,636	$(2,551)
Net Income (Loss) Per Share-Diluted	$(0.38)	$0.33	$0.34	$0.73	$(.11)
Total Assets (at December 31)	$98,146	$84,221	$71,590	$66,974	$51,048
Notes Payable (at December 31)	$12	$11,012	$11,013	$11,026	$11,744
Current Portion of Long-Term Debt (at December 31)	$4,920	$31	$489	$1,426	$3,071
Total Long-Term Debt Obligations (at December 31)	$23,557	$9,078	$5,108	$9,839	$4,916

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

On March 20, 2007 the Board approved expansion of the petrochemical facilities with the project expected to cost approximately $12 million.  The project was completed in September 2008 at a cost of approximately $18 million.  The Company originally financed $10 million and paid the remainder out of cash flow.  The project was refinanced to include additional expenditures in October 2008, and the final amount financed totaled $14 million.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  TOCCO had no option and swap contracts for natural gas outstanding as of December 31, 2008.  As of the same date, TOCCO had committed to financial swap contracts for a portion of its required monthly feedstock volume with settlement dates through March 2009 and crude option contracts with settlement dates through December 2009.  For the years ended December 31, 2008, 2007, and 2006, the net realized gain/(loss) from the derivative agreements was approximately $(1,721,000), $3,367,000, and $(784,048), respectively.  There was an unrealized gain/(loss) from the derivative agreements for the year ended December 31, 2008, 2007, and 2006 of approximately $(5,486,000), $973,000, and $(840,000), respectively.

In addition, due to changes in the fair value of the derivative instruments at December 31, 2008, approximately $14,104,000 in derivative premiums were written off and were recorded in cost of petrochemical product sales and processing.  The realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended December 31, 2008, 2007, and 2006.  The fair value of the derivative asset/(liability) at December 31, 2008, 2007, and 2006 totaled approximately $(6,976,000), $206,700 and $(766,000).

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  South Hampton assesses the fair value of the options held to purchase crude oil using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices for crude, time value, volatility factors and current market and contractual prices for the underlying insturment, as well as, other relevant economic measures (Level 2 of fair value hierarchy).

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall, and the final loss was fixed. The Company exited that market entirely as of early October 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  After making several moves throughout the ninety day period, all the option positions were finally neutralized (offsetting puts and calls) in mid-November 2008.

The obligation on the financial swaps which are due at the end of January through March of 2009 results in a cash outlay each month of approximately $1.9 million split between two trading partners.  The Company has sufficient cash on hand and cash from operations to ensure that it is able to make such payments timely.  Additionally, as a safe guard, the Company has received a temporary extension of its Line of Credit with the bank which will enable the Company to borrow up to $3.5 million above its borrowing base for working capital.  The Company must return to compliance with its borrowing base limitation on its credit line by mid-June 2009.  After the March 2009 payment, there will be no further liquidity issues with the derivative positions as they stand.

There are crude options outstanding through December 2009; however, they are neutralized and while unrealized gains and losses may be reported, there will be no significant realized gains and losses relating to these options.  In addition, the Company’s cash outflow has been limited to the amount of premiums paid of approximately $14,104,000 which were expensed during the year ended December 31, 2008.  As of December 31, 2008, approximately $3,950,000 was in a margin account with one of the Company’s trading partners. The balance is being reduced and returned to the Company as financial swaps outstanding for the first three months of the year expire and are paid off.

MINING SEGMENT.  The Company’s most significant asset in this segment is its fifty percent ownership interest in AMAK.  As discussed in Item 2. Properties, implementation of the project was delayed until open market prices for metals improved. With prices over the last few years at acceptable levels, the Company has successfully joined with Saudi investors in establishing AMAK.  The Company's mining lease was transferred to AMAK on December 30, 2008, and AMAK is building the mining and treatment facilities, and will operate the mine.  AMAK will have all powers of administration over the Al Masane mining project.  Saudi investors’ deposited cash contributions totaling $60.0 million in the accounts for AMAK in September and October of 2007.

Management has addressed two other significant financing issues within this segment. These issues were the $11 million note (the “Note”) due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,076,000 due employees working in Saudi Arabia.

The Note was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands.  The final resolution of the Note was documented when the Ministry approved the transfer of the Al Masane lease and assets to AMAK, and conditioned the transfer upon the Note being transferred to AMAK, to be paid out of proceeds of the Mining operation.  Discussions are underway between the Company and the Saudi investors as to the final resolution of the note.  The possibility exists that the note may be paid out of the Company’s share of the proceeds of the mining operation.  No specific payment schedule has been documented.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company has continued employing these individuals to meet the needs of the mining operation.  Upon finalization of the transfer of the lease and the assets to AMAK, the Board voted to terminate the employees and give them an opportunity to apply for work with AMAK if they chose.  Funds to pay severance and any back pay were transferred to the Company’s bank account in Saudi Arabia in January 2009, and the termination process is scheduled to be completed by March 31, 2009.

At this time, the Company has no definitive plans for the development of its domestic mining assets near Pioche, Nevada.  It periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.  Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.  However, the recent real estate crisis prompted the Company to re-evaluate its holding and record an impairment charge of approximately $496,000 in 2008.

To compensate for the loss of Mr. Crichton in December 2007 as President and Board member of Pioche representing ARSD, Mr. Carter was appointed President of Pioche and Mr. Goehringer joined the Board of Pioche in January 2008.  At the same time, the Board of Pioche agreed to move Pioche toward the sale of assets and to generate whatever cash might be possible over time.
The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$28,458,726	$4,901,432	$13,326,312	$2,707,585	$7,523,397
Capital Lease Obligations	19,523	19,523	---	---	---
Operating Lease Obligations	---	---	---	---	---
Purchase Obligations	---	---	---	---	---
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	---	---	---	---	---
Total	$28,478,249	$4,920,955	$13,326,312	$2,707,585	$7,523,397

Results of Operations

Comparison of the Years 2008, 2007, 2006

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

From 2006 to 2007, the Gross Sales figures indicate an increase of 10.0% with a volume increase of approximately 5.4%.   Because of the strong demand and the Company’s focus on maximizing its operating capacity, the volume increased again by 15.4% from 2007 to 2008 while Gross Sales increased by 42.3%.  The results of the dramatic rise in oil prices over the periods being reported upon are evident.  It is important to note that the utilization rates described previously in this report and increased sales volumes for 2006 through 2008 indicate that market demand played a major role in the increased success of the Petrochemical Company.  This strong demand allowed the Petrochemical Company to raise prices to necessary levels and still maintain market share.

The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities.  An expansion/modification was completed for a tolling customer in July 2006, and the results of this work are expected to allow continued increases.  The results of the improvements to these processes are evidenced by the increased revenues for toll processing from 2006 to 2007.  From 2007 to 2008 revenues decreased primarily due to a change in ownership of one of the tolling customers which resulted in delays and adjustments in the customer’s marketing and logistics handling. Improvement is expected as capacity remains available and both parties are finding more efficient ways to manage their business.

Beginning in 2008, the Company began loading railcars with natural gasoline for shipment to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover the expense and profit on the activity. The feedstock for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company has a one year contract expiring in April 2009 to provide this service at a fixed volume and markup.

	2008	2007	2006
TOCCO	(in thousands)
Petrochemical Product Sales	$130,264	$103,205	$93,855
Transloading Sales	20,239	-	-
Toll Processing	4,127	5,433	4,647
Gross Revenue	$154,630	$108,638	$98,502

Volume of sales (thousand gallons)	46,311	40,144	38,073

Cost of Materials	$131,665	$66,989	$60,131
Total Operating Expense	$27,562	$22,696	$19,758
Natural Gas Expense	$7,310	$6,109	$5,707
General & Administrative Expense	$6,966	$5,687	$4,600

Capital Expenditures	$15,038	$10,799	$3,734

Total Cost of Materials increased dramatically in recent years as mentioned in the discussion of Gross Sales.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  Alternative uses are in motor gasoline blending, ethanol denaturing, and as a feedstock in other petrochemical processes, including ethylene crackers.  The price of natural gasoline historically has an 88% correlation to the price of crude oil although after the 2008 drop in the crude market, the price is more closely aligned with unleaded gasoline price movements.  The price of feedstock generally does not carry the day to day volatility of crude oil simply because the market is made by commercial users and there is not the participation of non-commercial speculators as is true with the commodities traded on the public exchanges.  The Petrochemical Company attempted to maintain, when the market was suitable, a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to nine months in advance as opportunities arise.  The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchase costs rose by 11% from 2006 to 2007 and by 96.5% from 2007 to

2008.  However, when adjusting for the effects of derivative losses, material costs rose by 65% from 2007 to 2008.  After the losses generated by the hedging program in the later part of 2008, the Company has exited the derivative markets for the time being and does not intend to re-establish the program until new policies and balances are put into place.  The volatility experienced during the last half of 2008 in the petroleum markets has waned to some extent in recent months and hedging against inflation has not been necessary.  See Note 20 in the Consolidated Financial Statements.

Operating Expenses for the Petrochemical Company have increased over the past three years, Natural gas and labor are the largest individual expenses and both exhibited significant increases but for different reasons. The cost of natural gas purchases rose 7% from 2006 to 2007, and increased 19.7% from 2007 to 2008.  These cost increases are primarily due to price hikes as the volume of gas used was relatively flat over the period being reported upon.  The labor increase was significant and not unexpected for 2007 and 2008 as the Company began hiring personnel and reorganizing its operations and maintenance labor force early in the year to allow adequate time to train and season employees prior to starting up the new expanded portion of the operation.  Additionally, the number of truck drivers increased in preparation for greater product volumes to be moved.  Total labor costs for operations personnel, maintenance, and truck drivers increased from $5.6 million in 2006, to $7.3 million in 2007, and to $8.3 million in 2008.  In addition to the impact of the increased workforce being melded into the system, the Company gave a 7% cost of living increase to the total workforce in June of 2007 and 10% in 2008.  The southeast Texas economy is robust and many of the local refineries and petrochemical plants have large expansion projects underway.  The Company must stay competitive on salaries and benefits in order to retain valuable trained and skilled employees.  Over time the Company’s pay scales had fallen significantly behind those with whom it must compete for employees and there has been an attempt to alleviate some of the difference over the last several years.  The cost of living increases were determined by sampling local industry and arriving at an average increase.  As of December 31, 2008, the Company had reduced its workforce to 130 employees which is a level it feels is sustainable under the current economic conditions.

Another cost component that has increased over the past several years is the cost of transportation which is largely passed through to the customer.

Operating Expenses in general increased over the three year period -- 15% from 2006 to 2007; and another 21% from 2007 to 2008.

General and Administrative costs from 2006 to 2007 increased 23% due to higher administrative payroll costs and insurance premiums.  General and Administrative costs from 2007 to 2008 increased an additional 22% due to higher administrative payroll costs, insurance premiums, and adjustments to allowance for doubtful accounts.  An adjustment was made to the Company’s allowance for doubtful accounts mainly due to the bankruptcy of a customer.  The insurance premium increase was largely due to expanded coverage for liability, casualty, and D&O insurance.  Auditing, accounting, and consulting fees also rose for the year due to additional regulatory requirements.  On the bright side, the Petrochemical Company successfully emphasized its safety program in an effort to keep insurance costs under control as evidenced by a $41,000 reduction in its Worker’s Compensation insurance premium during 2007 as compared to 2006.  From 2007 to 2008 the Worker’s Compensation insurance premium rose slightly by about $12,000 due to additional employees during construction of the unit expansion.

In 2006 modifications to a toll processing unit were completed and operation began in July.  Capital costs for expanding the toll processing units are reimbursed by the customers over five years and recorded as a reduction to depreciation expense. No further changes were made in 2007 or 2008 and increased throughput fees are expected as a result of the previous expansion work.

Mining Segment and General Corporate Expenses.

(in thousands)	2008	2007	2006
General corporate expenses	$2,399	$2,178	$1,242

General corporate expenses increased from 2006 to 2007 primarily due to increases in bonus compensation of $139,000, D&O insurance premiums of $128,000, investor related items of $101,000, post retirement obligations of $622,000, legal and auditing fees of $91,000 offset by a reduction in directors’ fees of $241,000.   The increase from 2007 to 2008 was primarily due to increases in investor related expenses of $146,000, audit fees of $177,000, the impairment loss that the Company took on its investment in Pioche of $496,000 offset by reductions in post retirement expenses of $270,000 and directors’ fees of $288,000.

None of the Company’s mining operations or investments generate operating or other revenues. The minority interest amount represents Pioche minority stockholders’ share of the losses from Pioche operations for prior years.

New Accounting Standards

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 4. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

In October 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s annual report for the year ended December 31, 2008, and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

In December 2007 FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements)(“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the consolidated financial statements.

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

In March 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS 161 beginning in fiscal year 2009. The Company is currently evaluating the impact adoption of SFAS 161 may have on the consolidated financial statements.

In May 2008 the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. SFAS 162 did not have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of FSP EITF 03-6-1 may have on the consolidated financial statements.

In November 2008 the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. EITF 08-06 will not have a material impact on the Company’s consolidated financial statements upon adoption.

Critical Accounting Policies

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets.”  An impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The Company’s long-lived assets primarily include its mineral exploration and development projects. The Company’s most significant long-lived asset was the Al Masane mining project in Saudi Arabia which was transferred to AMAK in December 2008.  In March 2007 (for purposes of estimating future cash flows), price assumptions contained in the 1996 update to the Al Masane project’s feasibility study and prepared by WGM, were updated by an independent consultant. See Item 2. Properties. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.98 per pound for copper, $0.85 per pound for zinc, $492 per ounce for gold and $9.03 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production.

The Greater Al-Masane area is known to include massive sulphide deposits similar to those found in the Al-Masane area, which has been more thoroughly classified and explored.  In consideration of the comparable amount of deposit area included, and the amount expended to date in the exploration efforts, and using current metal prices to evaluate the potential of the area explored, no impairment of this asset existed at December 31, 2007.  This asset was transferred to Investment in AMAK in December 2008.

Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. There is a 300 ton/day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining were to be conducted.  At December 31, 2008 the Company took a charge for impairment of the Pioche property due to the condition of the real estate market in Nevada and elsewhere, and also because of some questions about environmental impairments on the site of the ore processing mill.

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

Also in 1997, the TCEQ notified South Hampton of several alleged violations relating to air quality rules and the storage, processing and disposal of hazardous waste. Some claims have been dropped, some have been settled and others continue to be negotiated. It is the Company’s policy to accrue remediation costs based on estimates of known environmental remediation exposure. During 2007 an additional $75,000 was accrued for potential settlement of these violations.  At December 31, 2007, a total liability of $275,000 was accrued to cover the final negotiated settlement costs of these environmental issues.   The settlement was paid beginning in September 2008 with the last payment being made in December 2008.  Approximately one half of the total amount was paid into a fund operated by the State which pays for local environmental enhancement projects.  In this case the money was designated to a project connecting low income families to a municipal sewer system in the County in which the Company operates.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted the provisions of FIN 48 effective January 1, 2007. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits.

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

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon the London InterBank Offered Rate (LIBOR) or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2008 totaled $1,697,079.  The cumulative loss of $1,697,079 from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.

South Hampton assesses the fair value of the interest rate swap using a present value model model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2008, 2007 and 2006, the Company had approximately $28,459,000, $9,059,000 and $9,100,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $2,846,000, $911,000 and $275,000 at December 31, 2008, 2007 and 2006, respectively.  However, the interest rate swap will limit this exposure in future periods on the $10.0 million outstanding of term debt.

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

At the end of 2008, market risk for 2009 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2008.  Because of the conditions in the petroleum markets today, with low demand and reasonably low volatility, the Company is not hedging its feedstock costs as it has periodically in the past.  Assuming 2009 total petrochemical product sales volumes at the same rate as 2008 and that feed prices stay in the range they were at the end of the year, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $5,400,000 in fiscal 2009.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of the independent registered public accounting firm thereon, are set forth beginning on Page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2008, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management of Arabian American Development Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, The Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by Travis, Wolff & Company, L.L.P. (also know as Moore Stephens TravisWolff, L.L.P.), an independent registered public accounting firm, as stated in their report, which appears under Item 8 –Financial Statements and Supplementary Data.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information.

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following sets forth the name and age of each director of the Company, the date of his election as a director and all other positions and offices with the Company presently held by him.

Name; Current Positions Held	Age	Date of Election
Hatem El Khalidi President of the Company since 1975; prior to 1975 Vice President of the Company; Chief Executive Officer of the Company since February 1994	84	April 1968
Nicholas N. Carter ………………………………………………. Executive Vice President, Chief Executive Officer of the Company since January 2008, President of the Petrochemical Company since 1987	62	August 2004
Robert E. Kennedy ………………………………………………. Chairman of the Audit and Compensation Committees; Member of Nominating Committee	65	January 2007
Ghazi Sultan Chairman of the Nominating Committee; Member of Compensation and Audit Committees	71	September 1993
Ibrahim Al Moneef Member of the Compensation and Nominating Committees	68	April 2007
Mohammed Al Omair Member of Audit, Compensation and Nominating Committees	65	October 2007
Charles Goehringer, Jr. Member of Compensation and Nominating Committees	50	October 2007

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

The following table sets forth the name of each executive officer of the Company, their age and all the positions and offices with the Company held:

Name	Positions	Age
Hatem El Khalidi	President, Chief Executive Officer and Director	84
Nicholas N. Carter	Executive Vice President, Chief Operating Officer and Director/President - TOCCO	62
Connie Cook	Secretary and Treasurer/Secretary - TOCCO	46

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  Executive Compensation.

Compensation Committee Report
This Committee was formed by the Board during March 2007.  The individuals serving on the Compensation Committee are Robert E. Kennedy, Ghazi Sultan, Mohammed Al Omair, Ibrahim Al Moneef, and Charles Goehringer, Jr. as of December 2008.

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

Compensation Components

During fiscal 2008, executive compensation included base salary, annual cash and stock incentives, and benefits generally available to all employees.

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

Incentive Compensation
The Full Board has reviewed and acted upon the executive performance awards based upon the financial results for the years ended 2008 and 2007.  The performance awards have been in the form of cash and stock and have been awarded in the first quarter of each year dependent on the results of the previous year.  The Compensation Committee has taken over making these recommendations and is developing a formal program per the Policies which are currently under consideration.  The total award is calculated based upon performance of the Company compared with the 2005 performance which is considered the base year.  The award is paid in the first quarter after the financial results of the year ended are reasonably known.

Stock Option Plan
The Company adopted a Stock Option plan during 2008.

Other Compensation
There is no other compensation paid to the executive officers.

Termination of Employment Payments
There were no termination payments made to executive officers during 2008.

Tax Considerations
There are no tax considerations which affect the compensation of executives for 2008.

Summary of Executive Compensation
The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to the Company for the year ending December 31, 2008 for those persons who served as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Vice President of Marketing for the Petrochemical Company during the year and who are our four most highly compensated executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Restricted Stock Award(s) ($)	Stock Award(s)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (2)(3)	Total ($)
Hatem El Khalidi, President and Chief Executive Officer, Director	2008	$72,000	--	--	--	--	--	$8,000	$80,000
	2007	$72,000	--	--	--	--	--	$8,000	$80,000
	2006	$72,000	--	--	--	--	--	$8,000	$80,000
Nicholas N. Carter, Executive Vice President and Chief Operating Officer President, Petrochemical Company	2008	$209,918	$78,665	$99,800	--	--	--	$12,595	$400,978
	2007	$172,059	$96,506	$66,000	--	--	--	$10,324	$344,889
	2006	$163,044	$97,994	$30,000	--	--	--	$9,783	$300,821
Connie J. Cook, Secretary and Treasurer	2008	$133,009	$51,143	$49,900	--	--	--	$7,981	$242,033
	2007	$108,500	$70,085	$33,000	--	--	--	$6,510	$218,095
	2006	$102,816	$73,057	$15,000	--	--	--	$6,169	$197,042
Mark D. Williamson, Vice President of Marketing, Petrochemical Company	2008	$240,705	$51,143	49,900	--	--	--	$14,442	$356,190
	2007	$190,393	$70,023	--	--	--	--	$11,424	$271,840
	2006	$193,830	$80,124	$15,000	--	--	--	$11,630	$300,584

(1)
Includes $0, $0 and $0 in compensation for the fiscal years ended December 31, 2008, 2007, and 2006, respectively, that was deferred at the election of Mr. El Khalidi.  All present deferred compensation owing to Mr. El Khalidi aggregating $37,409 is considered, and future deferred compensation owing to Mr. El Khalidi, if any, will be considered payable to Mr. El Khalidi on demand.

(2)
Includes $8,000 in termination benefits for each of the fiscal years ended December 31, 2008, 2007, and 2006, respectively, that was accrued for Mr. El Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El Khalidi as of December 31, 2008 was $316,000.

(3)	Includes amounts as shown for Mr. Carter, Ms. Cook, and Mr. Williamson that were contributed on the employee’s behalf into the Company’s 401(k) plan.

Employment Agreements
The Company does not have any Employment Agreements outstanding at this time.

Director Compensation
The Company did not pay any Directors’ fees during 2007; however, fees adopted by the Board and owed for 2007 were accrued in 2007 and paid in the first quarter of 2008.  Directors’ fees for 2008 were in the form of stock options.  These options were not issued until January 2009.  No other form of compensation was paid to Directors for services rendered during 2008.

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee as of December 31, 2008 are Messrs. Robert E. Kennedy, Ghazi Sultan, Charles Goehringer, Jr., Ibrahim Al Moneef, and Mohammed O. Al Omair.  None of these gentlemen serve on the Compensation Committees of any other entities.  The members of the Compensation Committee are non-employee directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Hatem El Khalidi	400,000	-	-	$1.00	Undetermined
Ghazi Sultan	100,000	-	-	$2.00	08/28/09

OPTION EXERCISES AND STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicholas N. Carter	20,000	$99,800
Connie Cook	10,000	$49,900
Mark Williamson	10,000	$49,900

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards
Nicholas N. Carter	January 15, 2008	20,000	$141,000
Connie Cook	January 15, 2008	10,000	$70,500
Mark Willaimson	January 15, 2008	10,000	$70,500

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, information as to the beneficial ownership of the Company’s Common Stock by each person known by the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, by each of the Company’s executive officers named in the Summary Compensation Table, by each of the Company’s directors and by all directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Fahad Mohammed Saleh Al Athel c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	3,632,953	15.3%
Mohammad Salem ben Mahfouz c/o National Commercial Bank Jeddah, Saudi Arabia	1,500,000	6.3%
Harb S. Al Zuhair P.O. Box 3750 Riyadh, Saudi Arabia	1,423,750	6.0%
Prince Talal Bin Abdul Aziz P. O. Box 930 Riyadh, Saudi Arabia	1,272,680	5.4%
Hatem El Khalidi 10830 North Central Expressway, Suite 175 Dallas, Texas 75231	460,000(2)	1.9%
Ghazi Sultan P.O. Box 5360 Jeddah, Saudi Arabia 21422	190,000 (3)	0.8%
Nicholas N. Carter P.O. Box 1636 Silsbee, Texas 77656	207,918	0.9%
Charles W. Goehringer, Jr. P.O. Box 4915 Beaumont, Texas 77704	32,967	0.1%
Robert E. Kennedy. 450 Gears Rd., Suite 290 Houston, Texas 77067	10,000	*
Mohammed O. Al Omair. P. O. Box 4900 Riyadh, Saudi Arabia	1,667	*

Name and Address Of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Ibrahim Al Moneef. P. O. Box 10850 Riyadh, Saudi Arabia	600,000	2.5%
Connie J. Cook. P. O. Box 1636 Silsbee, Texas 77656	32,500	0.1%
Mark Williamson. P. O. Box 1636 Silsbee, Texas 77656	20,000	0.1%
All directors and executive officers as a group (8 persons)	1,555,052(4)	6.6%

(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

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

Based on its stock ownership records, the Company believes that, as of December 31, 2008, Saudi Arabian stockholders currently hold approximately 57% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC. Although they have orally waived their rights, certain of the Company’s Saudi Arabian stockholders are parties to written agreements providing them with the right to purchase their proportionate share of additional shares sold by the Company.

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

ITEM 13. Certain Relationships and Related Transactions.

The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. Carter is currently a director and President of Pioche, and Mr. Charles Goehringer, Jr. is currently a director and Vice President of Pioche.  The Company is providing funds necessary to cover the Pioche operations. During 2008 and 2007, the Company made payments of approximately $65,168 and $49,700, respectively, for such purposes.  As of December 31, 2008, Pioche owed the Company $267,609 as a result of advances made by the Company. The indebtedness bears no interest.

During 2008 South Hampton incurred product transportation and equipment costs of approximately $757,000 with Silsbee Trading and Transportation Corp. (STTC), a private trucking and transportation carrier in which Mr. Carter, President of TOCCO, had a 100% equity interest. Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC.  Lease payments at the beginning of 2008 were approximately $69,070 per month and were raised to approximately $70,320 per month as new and additional tractors and trailers were added to the fleet throughout the year.  With the increase in volume of the products produced with the new expansion of the facility which is currently underway, additional transportation equipment is expected to be required.  Under the lease arrangement, STTC provides transportation equipment and all normal maintenance on such equipment and South Hampton provides drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement.  The lease agreement operated on a month-to-month basis until January 1, 2004, when a new five year agreement was signed.  STTC also entered into a capital lease with South Hampton for acquisition of a motorized man lift.  At the end of the five year lease period, title to the manlift will be transferred to South Hampton for a final payment of one dollar.

ITEM 14.  Principal Accounting Fees and Services.

The table below sets forth the fees that Travis, Wolff & Company, L.L.P. (also known as Moore Stephens TravisWolff, L.L.P.) billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2008 and 2007 and the review of its financial statements for the quarterly periods in the year ended December 31, 2008, and all other fees Moore Stephens TravisWolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2008 and December 31, 2007, respectively:

	2008	2007
Audit Fees	$335,173	$209,325
Audit-Related Fees	$0	$0
Tax Fees	$33,545	$23,200
All Other Fees	$0	$0

Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.  During 2008 each new engagement of Travis, Wolff & Company, L.L.P. (also known as Moore Stephens TravisWolff, L.L.P.) was approved in advance by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets dated December 31, 2008 and 2007.

Consolidated Statements of Operations for the three years ended December 31, 2008.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2008.

Consolidated Statements of Cash Flows for the three years ended December 31, 2008.

Notes to Consolidated Financial Statements.

   2.     The following financial statement schedules are filed with this Report:

Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2008.

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

Exhibit Number	Description
10(i)*

- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

10(j)*

- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247)).
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247)).
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-6247)).
23.1	- Consent of Independent Registered Public Accounting Firm
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the last quarter of the period covered by this Report.
8.01	- Conditional approval by Saudi Arabian Ministry of Petroleum & Mineral Resources for transfer of Al Masane lease to AMAK dated September 28, 2008.
8.01	- Approval of transfer of Al Masane Lease to Al Masane Al Kobra Company completion dated November 23, 2008.

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

ARABIAN AMERICAN DEVELOPMENT
COMPANY

Dated: March 13, 2009	By:	/s/ Hatem El Khalidi
                   Hatem El Khalidi
                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 13, 2009.

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

Board of Directors
Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each for the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrate Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reports dated March 13, 2009 expressed an unqualified opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”.

/s/ Travis, Wolff & Company, L.L.P. (also known as Moore Stephens TravisWolff, L.L.P.)

Dallas, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Arabian American Development Company, and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Travis, Wolff & Company, L.L.P. (also known as Moore Stephens TravisWolff, L.L.P.)

Dallas, Texas
March 13, 2009

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,759,236	$4,789,924
Trade Receivables, net of allowance for doubtful accounts of $500,000 and $35,000, respectively	11,904,026	12,310,561
Current portion of notes receivable, net of discount of $53,628 and $101,620, respectively	528,549	609,777
Derivative instruments	--	206,832
Derivative instrument deposits	3,950,000	--
Prepaid expenses and other assets	799,342	648,313
Inventories	2,446,200	2,887,636
Deferred income taxes	8,785,043	--
Taxes receivable	429,626	1,070,407

Total current assets	31,602,022	22,523,450

PLANT, PIPELINE, AND EQUIPMENT – AT COST	47,184,865	32,229,709
LESS ACCUMULATED DEPRECIATION	(14,649,791)	(12,463,214)

PLANT, PIPELINE, AND EQUIPMENT, NET	32,535,074	19,766,495

AL MASANE PROJECT	--	37,468,080
INVESTMENT IN AMAK	33,002,407	--
OTHER INTERESTS IN SAUDI ARABIA	--	2,431,248
MINERAL PROPERTIES IN THE UNITED STATES	588,311	1,084,617
NOTES RECEIVABLE, net of discount of $16,793 and $70,421, respectively, net of current portion	407,388	935,937
OTHER ASSETS	10,938	10,938

TOTAL ASSETS	$98,146,140	$84,220,765

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,069,851	$4,524,042
Accrued interest	147,461	85,552
Derivative instruments	8,673,311	--
Accrued liabilities	1,029,690	1,931,822
Accrued liabilities in Saudi Arabia	1,429,156	1,406,801
Notes payable	12,000	11,012,000
Current portion of long-term debt	4,920,442	30,573
Current portion of other liabilities	544,340	630,731

Total current liabilities	22,826,251	19,621,521

LONG-TERM DEBT, net of current portion	23,557,294	9,077,737
POST RETIREMENT BENEFIT	823,500	441,500
OTHER LIABILITIES, net of current portion	446,035	990,375
DEFERRED INCOME TAXES	3,356,968	677,131
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	289,223	794,646

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,421,995 and 22,601,994 shares in 2008 and 2007, respectively	2,342,199	2,260,199
Additional Paid-in Capital	41,325,207	37,183,206
Accumulated Other Comprehensive Loss	(1,120,072)	--
Retained Earnings	4,299,535	13,174,450

Total stockholders' equity	46,846,869	52,617,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,146,140	$84,220,765

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,
	2008	2007	2006
Revenues
Petrochemical product sales	$130,264,329	$103,204,565	$93,854,726
Transloading sales	20,238,841	--	--
Processing fees	4,127,064	5,433,550	4,647,431
	154,630,234	108,638,115	98,502,157
Operating costs and expenses
Cost of petrochemical product sales and Processing (including depreciation of $1,299,580, $793,220, and $672,280, respectively)	159,226,896	89,654,585	80,561,052
Gross Profit (Loss)	(4,596,662)	18,983,530	17,941,105

General and Administrative Expenses
General and administrative	9,034,366	7,619,280	5,842,564
Depreciation	331,703	281,542	186,779
	9,366,069	7,900,822	6,029,343

Operating income (loss)	(13,962,731)	11,082,708	11,911,762

Other income (expense)
Interest income	204,635	297,494	276,184
Interest expense	(605,254)	(142,696)	(704,282)
Minority interest	505,424	22,912	17,535
Miscellaneous income (expense)	4,165	(62,794)	383,545
	108,970	114,916	(27,018)
Income (loss) before income tax expense (benefit)	(13,853,761)	11,197,624	11,884,744

Income tax expense (benefit)	(4,978,846)	3,426,243	4,009,416

Net income (loss)	$(8,874,915)	$7,771,381	$7,875,328

Net income (loss) per common share
Basic earnings (loss) per share	$(0.38)	$0.34	$0.35
Diluted earnings (loss) per share	$(0.38)	$0.33	$0.34

Weighted average number of common
shares outstanding
Basic	23,409,458	22,895,394	22,804,567
Diluted	23,409,458	23,291,669	23,030,573

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007, and 2006

				Accumulated
			Additional	Other	Retained
	Common stock		paid-in	Comprehensive	Earnings
	Shares	Amount	capital	Loss	(Deficit)	Total

DECEMBER 31, 2005	22,431,994	$2,243,199	$36,512,206	$-	$(2,472,259)	$36,283,146

Common Stock
Issued to Employees	40,000	4,000	56,000	-	-	60,000
Issued to Directors	100,000	10,000	290,000	-	-	300,000

Stock options issued to directors	-	-	229,000	-	-	229,000

Net income	-	-	-	-	7,875,328	7,875,328

DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$-	$5,403,069	$44,747,474

Common Stock
Issued to Employees	30,000	3,000	96,000	-	-	99,000

Net Income	-	-	-	-	7,771,381	7,771,381

DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$-	$13,174,450	$52,617,855

Common Stock Issued for Services	750,000	75,000	3,637,500	-	-	3,712,500

Common Stock Issued to Directors	30,001	3,000	226,501	-	-	229,501

Common Stock Issued to Employees	40,000	4,000	278,000	-	-	282,000

Unrealized Loss on Interest Rate Swap (net of income tax
benefit of $ 577,007)	-	-	-	(1,120,072)	-	(1,120,072)

Net Loss					(8,874,915)	(8,874,915)
Comprehensive Loss	-	-	-	-	-	(9,994,987)

DECEMBER 31, 2008	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$4,299,535	$46,846,869

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2008		2007	2006
Operating activities
Net income (loss)	$	(8,874,915)	$7,771,381	$7,875,328
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation		1,631,283	1,074,762	859,059
Accretion of notes receivable discounts		(101,619)	(148,355)	(166,959)
Accretion of unrealized gross profit		-	(52,137)	(44,534)
Unrealized (gain) loss on derivative instruments		5,485,914	(972,504)	840,424
Share-based compensation		282,000	99,000	589,000
Bad debt expense		465,000	-	-
Deferred income taxes		(5,528,129)	137,131	243,000
Postretirement obligation		202,000	621,500	-
Impairment loss		496,306	-	-
Minority interest		(505,423)	(22,912)	(17,104)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables		(58,465)	(3,417,379)	4,079,475
Decrease in notes receivable		711,396	806,447	689,386
(Increase) decrease in income tax receivable		640,781	(450,809)	(619,598)
(Increase) decrease in inventories		441,436	688,681	(2,411,643)
(Increase) decrease in other assets		(151,029)	215,831	207,877
(Increase) decrease in derivative instruments deposits		(3,950,000)	1,500,000	(1,500,000)
Increase in prepaid expenses		-	(244,085)	(38,671)
Increase in accounts payable and
accrued liabilities		2,750,258	2,076,607	1,128,911
Increase in accrued interest		61,909	25,695	1,108
Increase (decrease) in accrued liabilities in Saudi Arabia		22,355	(238,456)	(762,025)
Net cash provided by (used in) operating activities		(5,978,942)	9,470,398	10,953,034

Investing activities
Additions to Al Masane Project		(390,579)	(331,058)	(332,924)
Additions to plant, pipeline and equipment		(15,030,593)	(10,799,205)	(3,738,856)
Additions to mineral properties in the United States		-	94	-
Net cash used in investing activities		(15,421,172)	(11,130,169)	(4,071,780)

Financing Activities
Additions to long-term debt		25,900,000	6,000,000	5,058,726
Repayment of long-term debt		(6,530,574)	(2,488,827)	(10,726,183)
Repayment of note to stockholders		-	(500)	(13,333)
Net cash provided (used) in financing activities		19,369,426	3,510,673	(5,680,790)

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

   For the years ended December 31,

	2008	2007	2006

Net increase (decrease) in cash	(2,030,688)	1,850,902	1,200,464

Cash and cash equivalents at beginning of year	4,789,924	2,939,022	1,738,558

Cash and cash equivalents at end of year	$2,759,236	$4,789,924	$2,939,022

	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash payments for interest	$918,845	$294,206	$720,752
Cash payments (net of refunds) for taxes	$4,814	$3,585,000	$3,908,398

Supplemental disclosure of non-cash items:
Notes receivable issued for capital expansion	$-	$-	$952,900
Capital expansion amortized to depreciation expense	$(630,731)	$(584,348)	$(480,002)
Investment in AMAK	$33,002,407	--	--
Issuance of common stock for settlement of accrued Directors’ compensation	$229,501	$--	$--
Unrealized loss on interest rate swap, net of tax benefit	$1,120,072	$--	$--

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations of the Company

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activities include manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Segment”) and developing mineral properties in Saudi Arabia and the United States (also referred to as the “Mining Segment”).  All of its mineral properties are presently undeveloped and require significant capital expenditures before beginning any commercial operations (see Notes 2, 8 and 9).  In December 2008 mining assets located in Saudi Arabia were transferred into a joint stock company “Al Masane Al Kobra” (AMAK) of which the Company owns fifty percent.

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

Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.  At December 31, 2008 and 2007, there were cash equivalents or short-term investments of $2.76 million and $4.79 million, respectively.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market.

Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

becomes aware.  For the years ended December 31, 2008 and 2007, the allowance balance was increased by $465,000 and $0, respectively.  The Company tracks customer balances and past due amounts to determine any customers that may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2008 or 2007.

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes at December 31, 2008, and 2007, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectibility of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance has been recorded at December 31, 2008 and 2007.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  In December 2008 all Saudi mining costs were transferred to the Company’s investment in AMAK.  At December 31, 2008, the Company’s remaining mining assets held by Pioche had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to any of the projects.

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

Platinum catalyst is included in property, pipeline and equipment at cost.  Amortization of the catalyst is based upon cost less estimated salvage value of the catalyst using the straight line method over the estimated useful life (see Note 7).

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

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis although other factors including the state of the economy are considered.

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

Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan.  The Company matches 100% up to 6% of pay with vesting occurring over 7 years.  As of December 31, 2008, 2007, and 2006, matching contributions of $385,501, $305,058, and $200,440 had been made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a note receivable and a deferred liability are recorded to recover the project costs which were capitalized (see Note 6).  The amortization of the deferred liability is recorded as a reduction to depreciation expense.  As of December 31 of each year, depreciation expense had been reduced by $630,731 for 2008, $584,348 for 2007, and $480,002 for 2006.

Net Income Per Share - The Company computes basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 17).

Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar.  Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of income as a foreign exchange transaction gain or loss.  The Company does not employ any practices to minimize foreign currency risks.  As of December 31, 2008, and 2007, foreign currency translation adjustments were not significant.

The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions, as well as, changes in their laws and regulations.  Any such changes could have a material adverse effect on the Company’s financial condition, operating results, or cash flows.

Saudi Arabian investors, including certain members of the Company’s Board of Directors, own approximately 57% of the Company’s outstanding common stock at both December 31, 2008 and 2007.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Equity Method – Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company.  Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the Consolidated Statements of Operations.  The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in AMAK” in the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding.  When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowance for doubtful accounts receivable; assessment of impairment of the Company’s long-lived assets and investments, financial contracts, litigation liabilities, post retirement benefit obligations, and deferred tax valuation allowance.  Actual results could differ from those estimates.

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

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, and 2007 includes compensation expense based on the grant date fair value estimated in accordance with SFAS 123R. As share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets.

Fair Value of Financial Instruments – The Company’s consolidated financial instruments include cash, cash equivalents, notes payable and long-term debt.  The carrying amount of cash, cash equivalents and variable rate long-term debt approximates fair value at December 31, 2008 and 2007. The fair value of the note payable to the Saudi Arabian Ministry of Finance and National Economy was not practical to estimate at December 31, 2007 because quoted market prices did not exist for similar type debt instruments, and there are no available comparative instruments that can be used as a basis to value this.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 4. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

In October 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s annual report for the year ended December 31, 2008, and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

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

In March 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS 161 beginning in fiscal year 2009. The Company is currently evaluating the impact adoption of SFAS 161 may have on the consolidated financial statements.

In May 2008 the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. SFAS 162 did not have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008,

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of FSP EITF 03-6-1 may have on the consolidated financial statements.

In November 2008 the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”).  EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment.  In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment.  EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008.  EITF 08-06 will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had an excess of current assets over current liabilities of $8,775,771 at December 31, 2008.

	Saudi Arabia	United States	Total

Current assets	$151,796	$31,450,226	$31,602,022

Current liabilities	1,448,092	21,378,159	22,826,251

Excess (shortage) of current assets over current liabilities	$(1,296,296)	$10,072,067	$8,775,771

Over the last eight years, except for brief periods when earnings were down, the petrochemical segment has been able to provide sufficient working capital to pay the operating and administrative needs of the Company and still have capital needed for major maintenance and planned capital items within the segment.  During the periods when earnings were not sufficient to provide the support needed by the mining segment, the Company has relied upon shareholder loans and advances to cover its ongoing costs.  In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company, Al Masane Al Kobra Mining Company (AMAK).  AMAK will manage and finance future development of the mining project. The mining lease, mining assets, and the related note payable to the Saudi government were transferred to AMAK on December 30, 2008.  The Company will still have expenses relating to its continued presence in the Kingdom and in overseeing its investment in AMAK that will continue to be funded by the petrochemical segment until the mine is operational, and AMAK begins distributions to the stockholders (see Note 8).

NOTE 2 - LIQUIDITY MATTERS, REALIZATION OF ASSETS AND BUSINESS RISKS – continued

Other issues being addressed by management are the accrued salaries and termination benefits for the Saudi employees working in the mining segment.  These amounts include accrued salaries and termination benefits of approximately $1,076,000 due employees and approximately $353,000 due the Company’s President in accrued salary and termination benefits.  Since the mining assets were transferred to AMAK, the Board voted to terminate the existing Saudi employees as of March 31, 2009 so that they might have an opportunity to be employed by AMAK.  Funds were deposited in Saudi Arabia in January 2009 to cover the accrued salaries and termination benefits.

The obligation on the financial swaps which are due at the end of January through March of 2009 results in a cash outlay each month of approximately $1.9 million split between two trading partners.  The Company has sufficient cash on hand and cash from operations to ensure that it is able to make such payments timely.  Additionally, as a safe guard, the Company has received a temporary extension of its line of credit with the bank which will enable it to borrow up to $3.5 million above its borrowing base for working capital if needed.  The Company must return to compliance with its borrowing base limitation on its credit line by mid-June 2009.  After the March 2009 payment, there will be no further liquidity issues with the derivative positions as they stand.  There are crude options which are outstanding through December 2009 (see Note 20).

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

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries.  It performs periodic credit evaluations of its customers and generally does not require collateral from its customers.  For the year ended December 31, 2008, two customers accounted for 13.2% and 10.6% of total product sales.  For the year ended December 31, 2007, two customers accounted for 13.9% and 12.2% of total product sales. For the year ended December 31, 2006, two customers accounted for 10.5% and 10.2% of total product sales.    The associated accounts receivable balances for those customers were approximately $1.4 million and $0.5 million and $0.5 million and $1.2 million as of December 31, 2008 and 2007, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2008.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2008, 2007, and 2006 was 100%.  At December 31, 2008, and 2007, South Hampton owed the supplier approximately $1,132,000 and $2,134,000, respectively for feedstock purchases.

The Company holds its cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss related to cash.

NOTE 4 – FAIR VALUE MEASUREMENTS

As discussed in Note 1, “New Accounting Pronouncements,” the Company adopted SFAS 157 effective January 1, 2008, with the exception of the application to non-financial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate owned and goodwill and other intangible assets for impairment testing) in accordance with FSP 157-2.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  South Hampton has not designated these financial instruments as hedging transactions under FAS 133.

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   South Hampton assesses the fair value of the options held to purchase crude oil using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices for crude, time value,

NOTE 4 – FAIR VALUE MEASUREMENTS - continued

volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).

Interest Rate Swaps

In March 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  South Hampton has designated the interest rate swap as a cash flow hedge under FAS 133 (Note 20).

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of SFAS 157 at December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Financial Swaps on Feedstock	$5,855,850	$5,855,850	$-	$-
Options on Crude	1,120,382	-	1,120,382	-
Interest Rate Swap	1,697,079	-	1,697,079	-
Total	$8,673,311	$5,855,850	$2,817,461	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 5 - INVENTORIES

Inventories include the following at December 31:

	2008	2007

Raw material	$1,291,400	$1,377,878
Finished products	1,154,800	1,509,758

Total inventory	$2,446,200	$2,887,636

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $1.35 million and $2.56 million at December 31, 2008 and 2007, respectively (see Note 10).

At December 31, 2008, the Company recorded a charge of approximately $1,786,000 to reduce inventory to net realizable value.  At December 31, 2007, current cost exceeded the LIFO value by approximately $1,873,000.

NOTE 6 – NOTES RECEIVABLE

Notes receivable balances at December 31 were:

	2008	2007

Note with processing customer (A)	$914,394	$1,404,608
Less discount	(68,612)	(154,030)
	845,782	1,250,578

Note with processing customer (B)	91,964	313,147
Less discount	(1,809)	(18,011)
	90,155	295,136

Total long-term notes receivable	935,937	1,545,714

Less current portion	528,549	609,777

Total long-term notes receivable, less current portion	$407,388	$935,937

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

Payments from long-term notes for the next five years ending December 31 are as follows:

Year Ending December 31,	Long-Term Notes Receivable
2009	$582,373
2010	423,985
Total	1,006,358
Less: discount	70,421
$935,937

NOTE 7 – PROPERTY, PIPELINE AND EQUIPMENT

	December 31,
	2008	2007
Platinum catalyst	$1,318,068	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	45,304,092	23,721,786
Construction in progress	10,000	6,637,150
Total property, pipeline and equipment	47,184,865	32,229,709
Less accumulated depreciation	(14,649,791)	(12,463,214)
Net property, pipeline and equipment	$32,535,074	$19,766,495

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 10).

NOTE 7 – PROPERTY, PIPELINE AND EQUIPMENT - continued

Interest capitalized for construction for 2008 and 2007 was approximately $375,500 and $193,500 respectively.

In August 2007 a contract was entered into for the construction of additional office space at the South Hampton facility.  The total amount of the contract was approximately $1.0 million.  Construction was completed in October 2008 for a total of about $1.3 million which is included in property, pipeline and equipment.

The Company completed its expansion of the petrochemical facility in October 2008 for a total cost of approximately $18.0 million which is included in property, pipeline and equipment.

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI
      ARABIA/INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In the accompanying consolidated financial statements, the deferred exploration and development costs have been presented based on the related projects’ geographic location within Saudi Arabia.  This includes the “Al Masane Project” (the “Project”) and “Other Interests in Saudi Arabia” which primarily pertains to the costs of rentals, field offices and camps, core drilling and labor incurred at the Wadi Qatan and Jebel Harr properties.  All of these costs were transferred to the Company’s  Investment in AMAK (called ALAK in prior years) in December 2008.  The following is some background of the Saudi mining assets.

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

Prior to the transfer to AMAK in December 2008, as the holder of the Al Masane mining lease, the Company was solely responsible to the Saudi Arabian government for the rental payments and other obligations provided for by the mining lease and repayment of the $11 million loan to the Saudi Arabia Ministry of Finance and Natural Economy.  The Company’s interpretation of the mining lease is that repayment of this loan will be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from AMAK’s cash flows.  The initial term of the lease is for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  Under the lease, the Company is obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667) per square kilometer per year (approximately $117,300 annually) during the period of the lease.  The Company paid $234,700 in March 2006, $117,300 in February 2007, and $117,300 in February 2008 which paid the lease amounts in full through the end of 2008.  In addition, the Company must pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs.  The Saudi Arabian Mining Code provides that income tax is to be paid yearly at the rate of 20% commencing immediately upon realization of profits.  The lease gives the Saudi Arabian government priority to purchase any gold production from the project as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market.  Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA/INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”) –  continued

In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization will be the amount necessary to develop the project, approximately $120 million, (2) the Company will own 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company will contribute the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by AMAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors.  AMAK will have all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company's mining lease and note payable to the Saudi government was transferred to AMAK and AMAK is building the mining and treatment facilities. Upon completion of construction, AMAK will operate the mine. The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.

Deferred exploration and development costs of the Al Masane Project at December 31, 2008, 2007 and 2006, and the changes in these amounts for each of the three years then ended are detailed below:

	Balance at December 31, 2008	Investment in AMAK	Activity for 2008	Balance at December 31, 2007	Activity for 2007	Balance at December 31, 2006	Activity for 2006
Property and equipment: Mining equipment	$-	$(2,160,206)	-	$2,160,206	-	$2,160,206	-
Construction costs	-	(3,140,493)	-	3,140,493	-	3,140,493	-
Total	-	(5,300,699)	-	5,300,699	-	5,300,699	-

Other costs:
Labor, consulting Services and Project administration costs	-	(23,422,271)	390,579	23,031,692	331,058	22,700,634	329,904
Materials and maintenance	-	(6,175,232)	-	6,175,232	-	6,175,232	-
Feasibility study	-	(2,960,457)	-	2,960,457	-	2,960,457	3,020
Total	-	(32,557,960)	390,579	32,167,381	331,058	31,836,323	332,924
	$-	$(37,858,659)	$390,579	$37,468,080	$331,058	$37,137,022	$332,924

Other Interests in Saudi Arabia

In 1971 the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore and develop the Wadi Qatan area in southwestern Saudi Arabia.  The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr.  These licenses have expired.  On June 22, 1999, the Company submitted a formal application for a five-year exclusive exploration license for the Greater Al Masane area of approximately 2,850 square

NOTE 8 - MINERAL EXPLORATION AND DEVELOPMENT COSTS IN SAUDI ARABIA/INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”) – continued

kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas.  Although a license has not been formally granted for the Greater Al Masane area, the Company has been authorized in writing by the Saudi Arabian government to carry out exploration work on the area.  The Company previously worked the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $2 million in exploration work.  Geophysical, geochemical and geologic work and diamond core drilling on the Greater Al Masane area has revealed mineralization similar to that discovered at Al Masane.  The license to develop the areas identified by the exploration work will be applied for by AMAK and the Company will be credited as part of their capital contribution for the value of the information provided.

In prior years the deferred exploration and development costs of the “Other Interests in Saudi Arabia,” in the amount of approximately $2.4 million, consisted of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $0.9 million was associated primarily with the Wadi Qatan and Jebel Harr areas.  These amounts were transferred to Investment in AMAK in December 2008.  AMAK initially applied for licenses in two of these areas in December 2008 and, the applications were rejected.  AMAK intends to correct the information to comply with the Ministry’s comments and to re-apply.

Until December 2008 the Company assessed the carrying values of its mining assets on an ongoing basis for impairment.  Factors which may result in impairment include, but are not limited to, mineral prices, capital cost estimates, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production.  Prices currently used to assess recoverability are $1.32 per pound for copper and $0.513 per pound for zinc.  Copper and zinc comprise in excess of 80% of the expected value of production.  The Company has recorded no impairment losses through December 31, 2008.

The Company on August 5, 2006, signed a one year Financial and Legal Services and Advice Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1)  formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital.  The attorney and consultant are to be paid in stock issued by the Company and up to one million shares will be issued in increments as each step is completed.  The agreement has been extended on a month to month basis and remains in effect.  As of December 31, 2008, 750,000 shares have been issued in payment due to the formation of AMAK and transfer of assets and lease into AMAK.  Stock issued had a value of $3,712,500 using the Company’s closing stock price on the date of the issuance of the commercial license and approval of the transfer.

The Company accounts for its investment in AMAK using the equity method of accounting.  Accordingly, the investment in AMAK is carried at the cost of the net transferred assets and will be adjusted for the Company’s proportionate share of income or loss and reduced for any distributions received.  The audited financial statements are not yet available for AMAK; however, management believes their proportionate share of income or loss is not significant for the year ended December 31, 2008.

NOTE 9 - MINERAL PROPERTIES IN THE UNITED STATES

The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada.  In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche.  Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years.  The

NOTE 9 - MINERAL PROPERTIES IN THE UNITED STATES – continued

Company has recorded an impairment loss through December 31, 2008 of $496,000 due to the decline in real estate values of the asset.

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2008	2007
Notes payable:
Secured note to Saudi Arabian government (A)	$--	$11,000,000
Other	12,000	12,000
Total	$12,000	$11,012,000

Long-term debt:
Capital lease with affiliated party (B)	19,010	49,584
Revolving note to domestic bank (C)	14,458,726	6,058,726
Term note to domestic bank (D)	14,000,000	3,000,000

Total long-term debt	28,477,736	9,108,310

Less current portion	4,920,442	30,573

Total long-term debt, less current portion	$23,557,294	$9,077,737

(A)
The Company had an interest-free loan of $11,000,000 from the Saudi Arabian Ministry of Finance and National Economy, the proceeds of which were used to finance the development phase of the Al Masane Project.  The loan was repayable in ten equal annual installments of $1,100,000, with the initial installment payable on December 31, 1984.  None of the ten scheduled payments have been made.  Pursuant to the mining lease transfer agreement, the loan was transferred to AMAK in December 2008 along with the mining assets.

(B)
On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift.  The lease bears interest of 6.9% over a 5 year term with a monthly payment of $3,250.  Title transfers to South Hampton at the end of the term.  The original cost of the diesel powered manlift was $136,876 with accumulated depreciation of $60,454 and $46,766 at December 31, 2008, and 2007, respectively.

(C)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The original agreement was due to expire October 31, 2008.  An amendment was entered into on January 28, 2008 which extended the termination date to June 30, 2010.  Additional amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million based upon the Company’s accounts receivable and inventory.  At December 31, 2008, there was a short-term amount outstanding of $3,994,855 due to the outstanding amount surpassing the borrowing base limit allowed and a long-term amount outstanding of $10,463,871. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2008 the rate was 3.0%, and the amount drawn on the loan exceeded the borrowing base; therefore, no additional amount was available to be drawn.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.  The bank waived this requirement at December 31, 2008 and

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS – Continued

                 is allowing the Company until mid-June 2009 to repay the overage.  Subsequent to year end the Company paid approximately $2.5 million of this amount with approximately $1.5 million outstanding.  Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.

(D)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2008, there was a short-term amount of $906,577  and a long-term amount of $13,093,423 outstanding.  The interest rate on the loan varies according to several options.  At December 31, 2008 the rate was 3.0%.  Interest is paid monthly.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations
2009	$4,901,432	$19,523
2010	12,032,147	--
2011	1,294,165	--
2012	1,333,528	--
2013	1,374,057	--
Thereafter	7,523,397	--
Total	$28,458,726	19,523
Less: Amount representing interest		(513)
Present value of future minimum lease payments		$19,010

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2008	2007
Accrued state taxes	$147,221	$258,407
Accrued operating costs	--	275,000
Accrued payroll	514,218	539,947
Accrued directors’ fees	--	288,250
Post retirement obligation	--	180,000
Accrued officers’ compensation	--	100,000
Other liabilities	368,251	290,218

Total	$1,029,690	$1,931,822

NOTE 12 – ACCRUED LIABILITIES IN SAUDI ARABIA

Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2008	2007
Salaries	$602,503	$603,147
Termination benefits	807,944	783,170
Other liabilities	18,709	20,484

Total	$1,429,156	$1,406,801

NOTE 13 - COMMITMENTS AND CONTINGENCIES

South Hampton has leased, on a month to month basis, various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service.  Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $70,320 per month at December, 2008, as new tractors and trailers were added to the fleet throughout the years.  Total rental costs were approximately $757,000 in 2008, $653,000 in 2007, and $606,000 in 2006 (see Note 19).

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2008 and 2007 is $66,570 related to this guaranty.

In May 2006 a $25,000 irrevocable standby letter of credit was issued by a bank in favor of the Railroad Commission of Texas for Gulf State Pipeline operations.  The letter of credit was renewed and will expire on July 31, 2009.

Litigation -

A lawsuit was filed in Jefferson County, Texas in September of 2007 alleging the plaintiff was exposed to benzene due to the negligence of the Company.  A preliminary review indicates the Company had no connection to the plaintiff and the Company intends to vigorously defend itself.  Insurance policies have provided the defense on the Company’s behalf.  The plaintiff filed a notice of “No Suit” which was finalized in August of 2008.

In September 2008 the Bankruptcy Trustee for a former customer filed suit in the U. S. Bankruptcy Court in Delaware to recover approximately $1,388,000 of preference payments.  The Company contends the payments were made in the ordinary course of business and feels it has adequate defense to prevent any material refunds of amounts collected during the time period in question.  Negotiations are underway to settle the suit for an immaterial amount.

There were no defense or settlement costs recorded in 2008, 2007 or 2006.

Environmental remediation - In 1993, at the request of the Texas Commission on Environmental Quality (“TCEQ”), South Hampton drilled a well to check for groundwater contamination under a spill area.  Based on the results, two pools of hydrocarbons were discovered.  The recovery process was initiated in June 1998, and is expected to continue for many years until the pools are reduced to an acceptable level.

NOTE 13 - COMMITMENTS AND CONTINGENCIES - continued

In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company has periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 South Hampton and TCEQ reached a tentative agreement for a settlement of $274,433. Final approval by the TCEQ governing body of Commissioners was given on October 8, 2008.  Under the terms of the agreement, 50% of the penalty will be applied to a local community environmental improvement project which the Company and TCEQ staff identified as acceptable.  Payment was made prior to December 31, 2008; therefore, no liability remained at December 31, 2008.  A liability of $275,000 was recorded at December 31, 2007.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $518,000 in 2008, $439,000 in 2007 and $372,200 in 2006.

NOTE 14 - SHARE-BASED COMPENSATION

Common Stock – In January 2008 the Company issued 30,001 shares of its common stock to non-employee directors as settlement for accrued compensation at December 31, 2007 for services rendered in their capacity as directors.  During the same time period, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with this issuance was $282,000.  The Company also issued 750,000 shares of its common stock during 2008 for payment in connection with the “Financial and Legal Services and Advice Agreement” between the Company and consultants working to secure the commercial license and transfer of assets to AMAK.  The Company recorded $3,712,500 in its Investment in AMAK in relation to this transaction.

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

Stock Options - In October 1995 the Company granted the President 400,000 options to secure his accrued salary.  Upon payment of the accrued salary, the options will be forfeited.

In August 2006 the Company granted 100,000 stock options to a director of the Company for his many years of service and his assistance with locating the investors who are participating in the Joint Stock Company (AMAK).  The options have a three year exercise period at an exercise price of $2.  Stock option compensation expense recognized for the year ended December 31, 2006 was $229,000.  The fair value of these options was estimated on the date of grant using the fair value option pricing model with the following assumptions:  (1) risk-free interest rate of 4.8%, (2) an expected life of 3 years, (3) 115% volatility and (4) no dividends.  The weighted average grant date fair value of the options granted in 2006 was $2.29.

NOTE 14 - SHARE-BASED COMPENSATION – continued

Additional information with respect to all options outstanding at December 31, 2008, and changes for the three years then ended are as follows:

	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	500,000	$1.20	500,000	$1.20	400,000	$1.00
Granted	-		-		100,000	$2.00
Forfeited	-		-		-
Outstanding at end of year	500,000	$1.20	500,000	$1.20	500,000	$1.20
Options exercisable at end of year	500,000	$1.20	500,000	$1.20	500,000	$1.20

Additional information about stock options outstanding at December 31, 2008 is summarized as follows:

Options outstanding and exercisable
Number	Remaining contractual life	Exercise price
400,000	Undetermined	$1.00
100,000	0.7 years	$2.00

The Company awarded options to its non-employee directors in the amount of 7,000 shares each for a total of 35,000 shares to be issued January 2, 2009 for their service during 2008.  No compensation expense was recorded during 2008 for this award.  The exercise price of the options is $1.39 per share based upon the closing price on January 2, 2009.

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

NOTE 15 – INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2008	2007	2006

Current federal provision	$376,030	$3,357,184	$3,196,005
Current state provision (benefit)	173,323	(68,103)	569,903
Deferred federal provision (benefit)	(5,388,895)	141,443	222,721
Deferred state provision (benefit)	(139,304)	(4,281)	20,787

Income tax expense (benefit)	$(4,978,846)	$3,426,243	$4,009,416

NOTE 15 – INCOME TAXES - continued

Income tax expense for the years ended December 31, 2008, 2007, and 2006 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34.0 in 2008, 34.0 in 2007 and 34.1% in 2006, respectively to net income before income taxes.  The reasons for this difference are as follows:

	2008	2007	2006
Income taxes at U.S. statutory rate	$(4,882,123)	$3,807,192	$4,048,863
State taxes, net of federal benefit	(42,141)	166,685	385,756
Prior year overpayments	(49,872)	(145,250)	(358,054)
Refund from amended state return	-	(158,000)	-
Permanent and other items	(4,710)	(244,384)	(67,149)
Total tax expense (benefit)	$(4,978,846)	$3,426,243	$4,009,416

The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:
	December 31,
	2008	2007
Deferred tax liabilities:
Plant, pipeline and equipment	$(4,122,410)	$(1,368,531)
Unrealized gains on swap agreements	--	(63,370)
Deferred tax assets:
Accounts receivable	265,901	82,250
Inventory	635,865	33,001
Mineral interests	365,293	217,051
Accrued liabilities	--	211,158
Net operating loss and contribution carry-forwards	--	--
Capital loss carry-forward	1,228,090	1,228,090
Deferred gain on sale of property	--	--
Unrealized losses on swap agreements	7,306,270	--
Unrealized loss on interest rate swap	577,007	--
Post retirement benefits	400,149	211,310
Gross deferred tax assets	10,778,575	1,982,860

Valuation allowance	(1,228,090)	(1,228,090)

Net deferred tax assets (liabilities)	$5,428,075	$(677,131)

The current and non-current classifications of the deferred tax balances are as follows:
	2008	2007
Current deferred tax asset	$8,785,043	$--

Non-current deferred tax liability:

Deferred tax assets	1,993,532	1,982,860
Deferred tax liability	(4,122,410)	(1,431,901)
Valuation allowance	(1,228,090)	(1,228,090)
Non-current deferred tax liability, net	(3,356,968)	(677,131)

Deferred tax assets (liabilities), net	$5,428,075	$(677,131)

NOTE 15 – INCOME TAXES - continued

The Company has provided a valuation allowance in 2008, 2007 and 2006 against certain deferred tax assets because of uncertainties regarding their realization.  At December 31, 2008, the Company had no net operating loss carry-forwards.

The Company has no Saudi Arabian tax liability.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. The Federal and Texas tax returns for the years 2005 through 2007 remain open for examination.  Subsequent to year end, the Internal Revenue Service (IRS) commenced an examination of the Company's 2007 tax returns that is anticpated to be completed by August 31, 2009.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest related to uncertain tax positions had been accrued.

NOTE 16 - SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments.  The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and minority interest.  Information on segments is as follows:

	December 31, 2008
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$154,630,234	$-	$154,630,234
Depreciation	1,630,428	856	1,631,284
Operating income (loss)	(11,563,597)	(2,399,134)	(13,962,731)

Total assets	$63,917,729	$34,228,411	$98,146,140

	December 31, 2007
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$108,638,115	$-	$108,638,115
Depreciation	1,073,620	1,142	1,074,762
Operating income (loss)	13,261,809	(2,179,101)	11,082,708

Total assets	$42,077,819	$42,142,946	$84,220,765

	December 31, 2006
	Petrochemical	Mining	Total
Continuing operations
Revenue from external customers	$98,502,157	$-	$98,502,157
Depreciation	858,813	246	859,059
Operating income (loss)	13,130,693	(1,218,931)	11,911,762

Total assets	$29,638,657	$41,951,509	$71,590,166

NOTE 16 - SEGMENT INFORMATION –continued

Information regarding foreign operations for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands).  Revenues are attributed to countries based upon the origination of the transaction.

	Year ended December 31,
	2008	2007	2006
Revenues
United States	$154,630	$108,638	$98,502
Saudi Arabia	-	-	-
	$154,630	$108,638	$98,502

Long-lived assets
United States	$33,123	$20,851	$11,711
Saudi Arabia(A)	33,002	39,899	39,568
	$66,125	$60,750	$51,279

(A) Represents the Company’s 50% interest in AMAK at December 30, 2008

NOTE 17 - NET INCOME (LOSS) PER COMMON SHARE

	Year ended December 31,
	2008	2007	2006

Net income (loss)	$(8,874,915)	$7,711,381	$7,875,328

Basic earnings (loss) per common share:

Weighted average shares outstanding	23,409,458	22,895,394	22,804,567

Per share amount	$(0.38)	$0.34	$0.35

Diluted earnings (loss) per common share:

Weighted average shares outstanding	23,409,458	23,291,669	23,030,283

Per share amount	$(0.38)	$0.33	$0.34

	Year ended December 31,
	2008	2007	2006
Weighted average shares-denominator basic computation	23,409,458	22,895,394	22,804,567
Effect of dilutive stock options	-	396,275	225,716
Weighted average shares, as adjusted denominator diluted computation	23,409,458	23,291,669	23,030,283

Inclusion of the Company’s options in diluted loss per share for the year ended December 31, 2008, has an anti-dilutive effect because the Company incurred a loss from operations.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2008 (in thousands, except per share data):

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total

Revenues	$31,234	$42,611	$47,742		$33,043	$154,630
Gross profit (loss)	4,878	6,846	(9,110)		(7,211)	(4,597)
Net income (loss)	1,416	3,172	(6,931)		(6,532)	(8,875)
Basic EPS	$0.06	$0.14	$(0.30)		$(0.28)	$(0.38)
Diluted EPS	$0.06	$0.13	$(0.30)	$	(0.28)	$(0.38)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$23,663	$ 27,141	$ 28,038	$ 29,796	$108,638
Gross profit	9,065	4,970	2,243	2,706	18,984
Net income	4,641	2,172	382	576	7,771
Basic EPS	$ 0.20	$ 0.10	$ 0.02	$ 0.02	$ 0.34
Diluted EPS	$ 0.20	$ 0.09	$ 0.02	$ 0.02	$ 0.33

NOTE 19 - RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company has a liability to its President and Chief Executive Officer of approximately $353,000 in accrued salary and termination benefits.

South Hampton incurred product transportation and equipment costs of approximately $757,000, $653,000 and $606,000 in 2008, 2007 and 2006, respectively, with STTC, which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term.  In 2008 gross payments of $39,000 were made.  Capital lease payable to STTC at December 31, 2008, totaled $19,010.

Legal fees in the amount of $81,705 and $99,667 were paid during 2008 and 2007, respectively to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Robert E. Kennedy was paid consulting fees of $24,000 plus minor expense reimbursement during 2007 to assist in locating and evaluating potential merger or acquisition candidates for the petrochemical segment and $3,000 in consulting fees in 2008.  Mr. Kennedy was appointed to the Board of Directors in January 2007.  The consulting arrangement ended in January 2008.

NOTE 19 - RELATED PARTY TRANSACTIONS - continued

Ibrahim Al Moneef was issued 375,000 shares of the Company’s common stock for payment relating to the “Financial Services Agreement” between himself and the Company.  The Company recorded approximately $1,856,000 in its Investment in AMAK in connection with this transaction.  Mr. Al Moneef was appointed to the Board of Directors in April 2007.

NOTE 20 – DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based solvent manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2008, 2007, and 2006, represented approximately 85.4%, 82.0%, and 81.3% of TOCCO’s operating expenses, respectively. Over the past several years, feedstock and natural gas expense have become an increasingly larger portion of TOCCO’s operating expenses due to the dramatic increase in all hydrocarbon prices during this period.  TOCCO endeavors to acquire feedstock and natural gas at the lowest possible cost.  Because TOCCO’s primary feedstock (natural gasoline) is not generally traded on an organized futures exchange, there are limited opportunities to hedge directly in natural gasoline.

However, TOCCO has found that financial derivative instruments in other commodities such as crude oil can be useful in decreasing its exposure to natural gasoline price volatility.  TOCCO does not purchase or hold any derivative financial instruments for trading purposes.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limit exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. The derivative agreements are not designated as hedges per SFAS 133, as amended.  As of the December 31, 2008, TOCCO had committed to financial swap contracts for a portion of its required monthly feedstock volume with settlement dates through March 2009 and crude option contracts with settlement dates through December 2009.  For the years ended December 31, 2008, 2007 and 2006 the net realized gain (loss) from the derivative agreements was $1,721,064, $3,366,507 and ($784,048), respectively.  The asset (liability) as of December 31, 2008, 2007, and 2006 was ($6,976,231), $206,832, and ($765,672), respectively. The unrealized gain (loss) of ($5,485,914), $972,504, and ($840,424) and the realized gain (loss) for the years ended December 31, 2008, 2007 and 2006, respectively, are recorded in cost of petrochemical product sales and processing in the Consolidated Statements of Operations.  In addition, due to changes in the fair value of the derivative instruments at December 31, 2008,  $14,103,600 in derivative premiums were written off and were recorded in cost of petrochemical product sales and processing.

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of mid-November 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus

NOTE 20 – DERIVATIVE INSTRUMENTS - continued

shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the timeperiod in question.  Beginning in early and mid-August, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  The Company, by mid-November 2008 had neutralized the positions for all crude options by having the same number of puts and calls in place for a particular strike price thereby allowing the options to expire with no further cash effect.  In August, September, and October 2008 margin calls were made on the financial derivatives for $10,250,000 due to the decrease in the price of natural gasoline and crude.  Prior to December 31, 2008, collateral in the amount of $6,300,000 was returned to the Company leaving a deposit of $3,950,000, the majority of which was returned in January 2009.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into an interest rate swap agreement with a domestic financial institution related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon the London InterBank Offered Rate (LIBOR) or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2008 totaled $1,697,079.  The cumulative loss of $1,120,072 (shown net of deferred tax benefit of $577,007) from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.

NOTE 21- POST RETIREMENT OBLIGATIONS

In January 2007 a retirement agreement was entered into with Jack Crichton, Chairman of the Board.  The agreement provides $3,000 per month in benefits to Mr. Crichton for five years after his retirement in addition to a lump sum of $30,000 that was paid upon the signing of the agreement.  A liability of approximately $148,000 was recorded at March 31, 2007 based upon the present value of the $3,000 payment per month using the Company’s borrowing rate of approximately 8%.  Mr. Crichton passed away in December 2007, and per the agreement, all amounts owing were due at that time.  Therefore, an additional $32,000 was recorded in December as a liability.  A current liability of

NOTE 21- POST RETIREMENT OBLIGATIONS - continued

$180,000 remained outstanding at December 31, 2007 and was included in accrued liabilities.  This amount was paid to his estate in 2008.

In February 2007 a retirement agreement was entered into with Hatem El Khalidi, President of the Company. The agreement provided $3,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $2,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  A long term liability of approximately $441,500 based upon an annuity single premium contract value was outstanding at December 31, 2007 and is included in post retirement benefits.

In January 2008 the retirement agreement entered into in February 2007 with Hatem El Khalidi, President of the Company, was modified.  The new agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life.  Additionally, upon his death $4,000 per month will be paid to his surviving spouse the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A long term liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at December 31, 2008 and is included in post retirement benefits.

NOTE 22 – SUBSEQUENT EVENTS

On January 26, 2009 the Board appointed Nicholas Carter to represent Company interest on the Board of AMAK as a replacement for Mohammed Al Omair who resigned for personal reasons.

On February 3, 2009, South Hampton entered into a “Master Lease Agreement” with Silsbee Trading and Transportation.  The agreement replaces the Lease Agreement dated August 1, 2004 and contains the same terms and conditions but aligns the lease terms on the individual pieces of equipment with the underlying financing arrangements.

On February 26, 2009, the Board passed a resolution to develop a comprehensive risk management and procedure policy.  In accordance, South Hampton entered into a consulting agreement with GSC Energy to assist in developing a policy and procedure manual.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the consolidated financial statements of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 13, 2009.  Our audits also include Schedule II for this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule II at December 31, 2008, 2007, and 2006 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ Travis, Wolff & Company LLP (also known as Moore Stephens Travis Wolff, LLP)

Dallas, Texas
March 13, 2009

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2008

Description	Beginning balance	Charged (credited) to earnings	Deductions(a)	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2006	1,336,451	-	-	1,336,451
December 31, 2007	1,336,451	(108,361)	-	1,228,090
December 31, 2008	1,228,090	-	-	1,228,090

(a)           Utilization of carryforwards

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2006	-	190,829	(155,829)	35,000
December 31, 2007	35,000	-	-	35,000
December 31, 2008	35,000	465,000	-	500,000