Form 10-Q
period 2009-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2009-05-08
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 0-6247

ARABIAN AMERICAN DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	75-1256622
(State or other jurisdiction of	(I.R.S. employer incorporation or
organization)	identification no.)

P. O. BOX 1636	77656
SILSBEE, TEXAS	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (409) 385-8300

Former name, former address and former fiscal year, if
changed since last report.
10830 NORTH CENTRAL EXPRESSWAY, #175
DALLAS, TEXAS 75231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No___

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
Yes__ No  X

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 7, 2009: 23,421,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2009 (unaudited)	DECEMBER 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$3,409,952	$2,759,236
Trade Receivables, net of allowance for doubtful accounts of $500,000 and $500,000, respectively	12,759,589	11,904,026
Current portion of notes receivable, net of discount of $52,183 and $53,628,respectively	474,699	528,549
Derivative instrument deposits	200,000	3,950,000
Prepaid expenses and other assets	734,679	799,342
Inventories	3,819,247	2,446,200
Deferred income taxes	5,259,855	8,785,043
Income taxes receivable	1,561,156	429,626
Total current assets	28,219,177	31,602,022

Property, Pipeline and Equipment	47,438,255	47,184,865
Less: Accumulated Depreciation	(15,470,774)	(14,649,791)
Net Property, Pipeline and Equipment	31,967,481	32,535,074

Investment in AMAK	33,002,407	33,002,407
Mineral Properties in the United States	590,653	588,311
Notes Receivable, net of discount of $583 and $16,793, respectively, net of current portion	301,045	407,388
Other Assets	10,938	10,938

TOTAL ASSETS	$94,091,701	$98,146,140
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,213,099	$6,069,851
Accrued interest	97,953	147,461
Derivative instruments	2,144,505	8,673,311
Accrued liabilities	1,445,527	1,029,690
Accrued liabilities in Saudi Arabia	1,448,533	1,429,156
Notes payable	12,000	12,000
Current portion of long-term debt	2,038,606	4,920,442
Current portion of other liabilities	838,826	544,340
Total current liabilities	14,239,049	22,826,251

Long-Term Debt, net of current portion	23,961,853	23,557,294
Post Retirement Benefit	823,500	823,500
Other Liabilities, net of current portion	319,179	446,035
Deferred Income Taxes	3,278,678	3,356,968
Total liabilities	42,622,259	51,010,048

EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,421,995 shares in 2009 and 2008, respectively	2,342,199	2,342,199
Additional Paid-in Capital	41,378,280	41,325,207
Accumulated Other Comprehensive Loss	(1,010,735)	(1,120,072)
Retained Earnings	8,472,350	4,299,535
Total Arabian American Development Company Stockholders’ Equity	51,182,094	46,846,869
Noncontrolling Interest	287,348	289,223
Total equity	51,469,442	47,136,092

TOTAL LIABILITIES AND EQUITY	$94,091,701	$98,146,140

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2009	2008

REVENUES
Petrochemical Product Sales	$23,073,837	$30,118,721
Transloading Sales	3,419,056	--
Processing Fees	904,155	1,115,336
	27,397,048	31,234,057

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $552,564 and $234,319, respectively)	18,434,822	26,355,934

GROSS PROFIT	8,962,226	4,878,123

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,064,336	2,657,910
Depreciation	114,589	76,185
	2,178,925	2,734,095

OPERATING INCOME	6,783,301	2,144,028

OTHER INCOME (EXPENSE)
Interest Income	25,717	63,938
Interest Expense	(308,676)	(34,018)
Miscellaneous Income (Expense)	(66,542)	25,310
	(349,501)	55,230

INCOME BEFORE INCOME TAXES	6,433,800	2,199,258

INCOME TAXES	2,262,860	793,347

NET INCOME	$4,170,940	$1,405,911

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,875	10,006

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$4,172,815	$1,415,917

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.18	$0.06
Basic Weighted Average Number
of Common Shares Outstanding	23,721,995	23,118,588

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.18	$0.06
Diluted Weighted Average Number
of Common Shares Outstanding	23,721,995	23,533,142

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2008	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$4,299,535	$46,846,869	$289,223	$47,136,092

Stock options
Issued to Directors	--	--	48,634	--	--	48,634	--	48,634
Issued to Employees	--	--	4,439	--	--	4,439	--	4,439
Unrealized Gain on Interest Rate Swap (net of income tax expense of $56,326)	--	--	--	109,337	--	109,337	--	109,337
Net Income	--	--	--	--	4,172,815	4,172,815	(1,875)	4,170,940
Comprehensive Income	--	--	--	--	--	4,282,152	--	4,280,277

MARCH 31, 2009	23,421,995	$2,342,199	$41,378,280	$(1,010,735)	$8,472,350	$51,182,094	$287,348	$51,469,442

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
OPERATING ACTIVITIES
Net Income	$4,172,815	$1,415,917
Adjustments to Reconcile Net Income
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	667,153	310,504
Accretion of Notes Receivable Discounts	(17,655)	(29,932)
Unrealized (Gain)/Loss on Derivative Instruments	(6,363,143)	(1,975,135)
Share-based Compensation	53,073	282,000
Deferred Income Taxes	3,390,572	631,351
Postretirement Obligation	--	202,000
Loss attributable to noncontrolling interest	(1,875)	(10,006)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(855,563)	(1,402,744)
Decrease in Notes Receivable	177,848	177,848
(Increase) Decrease in Income Tax Receivable	(1,131,530)	133,146
Increase in Inventories	(1,373,047)	(3,467,244)
Decrease in Derivative Instrument Deposits	3,750,000	--
Decrease in Prepaid Expenses	64,663	5,540
Increase in Accounts Payable and Accrued Liabilities	559,085	1,220,761
Decrease in Accrued Interest	(49,508)	(1,748)
Increase in Other Liabilities	333,000	--
Increase in Accrued Liabilities in Saudi Arabia	19,377	4,277
Net Cash Provided by (Used in) Operating Activities	3,395,265	(2,503,465)

INVESTING ACTIVITIES
Additions to Al Masane Project	--	(198,723)
Additions to Property, Pipeline and Equipment	(264,930)	(3,137,293)
Additions to Mineral Properties in the U.S.	(2,342)	(214)

Net Cash Used in Investing Activities	(267,272)	(3,336,230)

FINANCING ACTIVITIES
Additions to Long-Term Debt	30,761	4,000,000
Repayment of Long-Term Debt	(2,508,038)	(7,412)

Net Cash Provided by (Used in) Financing Activities	(2,477,277)	3,992,588

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	650,716	(1,847,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,759,236	4,789,924

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,409,952	$2,942,817

Supplemental disclosure of cash flow information:
Cash payments for interest	$358,184	$132,453
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$165,370	$153,243
Investment in AMAK	$--	$3,525,000
Issuance of common stock for settlement of accrued directors’ compensation	$--	$229,501
Unrealized loss on interest rate swap, net of tax benefit	$533,515	$--

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements and footnotes thereto are unaudited.  In the opinion of the management of Arabian American Development Company (the Company), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses, and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2008 Annual Report for a discussion of the Company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information in this Form 10-Q should be read in conjunction with the Company’s 2008 Annual Report.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns a 50% interest in Al Masane Al Kobra (“AMAK”), a joint venture which owns and operates mining assets in Saudi Arabia.  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company’s Specialty Petrochemicals Segment. Pioche and the Company’s investment in AMAK in Saudi Arabia constitute its Mining Segment.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 10. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of FSP FAS 157-2 had no impact on the Company’s consolidated financial statements.

In October 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below.

In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP: (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, (3) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (4) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (5) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (6) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4, FSP 115-2 and FAS 124-2 will not have a material impact on the Company’s consolidated financial statements upon adoption.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.   The Company is currently evaluating the impact adoption of FSP 107-1 and APB 28-1may have on the consolidated financial statements.

In December 2007 FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company has adopted the accounting and reporting standards of SFAS 160 in its March 31, 2009 financial statements.

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

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 141(R) and FSP FAS 141(R)-1 are effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of SFAS 141(R) and FSP FAS 141(R)-1  had no impact on the Company’s consolidated financial statements.

In March 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company has adopted the disclosure provisions of SFAS 161 as described in Note 9.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.

In November 2008 the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”).  EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment.  In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment.  EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008.  EITF 08-06 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of EITF 08-06 had no impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	March 31, 2009	December 31, 2008
Raw material	$2,332,040	$1,291,400
Petrochemical products	1,487,207	1,154,800
Total inventory	$3,819,247	$2,446,200

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2009, and December 31, 2008, the Company recorded a charge of approximately $1,133,000 and $1,786,000 to reduce inventory to net realizable value, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $2.14 million and $1.35 million at March 31, 2009, and December 31, 2008, respectively (see Note 8).

4. PROPERTY, PIPELINE AND EQUIPMENT

	March 31, 2009	December 31, 2008
Platinum catalyst	$1,318,068	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	45,364,001	45,304,092
Construction in progress	203,481	10,000
Total property, pipeline and equipment	47,438,255	47,184,865
Less accumulated depreciation and amortization	(15,470,774)	(14,649,791)
Net property, pipeline and equipment	$31,967,481	$32,535,074

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank as of March 31, 2009 and December 31, 2008 (see Note 8).

Interest capitalized for construction was $0 and $92,010 for the three months ended March 31, 2009, and 2008, respectively.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $3,281 and $5,968 for the three months ended March 31, 2009, and 2008, respectively.

5. NET INCOME (LOSS) PER COMMON SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$4,173	23,722	$0.18	$1,416	23,119	$0.06

Dilutive stock options outstanding		--			414

Diluted Net Income per Share:
Net Income	$4,173	23,722	$0.18	$1,416	23,533	$0.06

At March 31, 2009, and 2008, 535,000 and 500,000 potential common stock shares were issuable upon the exercise of options.

Inclusion of the Company’s options in diluted loss per share for the three months ended March 31, 2009, has an anti-dilutive effect.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended March 31, 2009	Petrochemical	Mining	Total

Revenue from external customers	$27,397,048	$--	$27,397,048
Depreciation*	666,868	285	667,153
Operating income (loss)	7,282,774	(499,473)	6,783,301

Total assets	$58,995,227	$35,096,474	$94,091,701

Three Months ended March 31, 2008

Revenue from external customers	$31,234,057	$--	$31,234,057
Depreciation*	310,219	285	310,504
Operating income (loss)	3,314,483	(1,170,455)	2,144,028

Total assets	$49,635,563	$45,694,098	$95,329,661

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).

Information regarding foreign operations for the three months ended March 31, 2009 and 2008 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended
	March 31,
	2009	2008
Revenues
United States	$27,397	$31,234
Saudi Arabia	--	--
	$27,397	$31,234
Long-lived Assets
United States	$32,558	$23,525
Saudi Arabia	33,002	40,098
	$65,560	$63,623

7. LEGAL PROCEEDINGS

In September 2008 the Bankruptcy Trustee for a former customer filed suit in the U.S. Bankruptcy Court in Delaware against South Hampton to recover approximately $1,388,000 of alleged preference payments.  South Hampton settled with the Trustee for $65,000 in March 2009.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2009, there was a short-term amount of $1,219,321 and a long-term amount of $12,780,679 outstanding. At December 31, 2008, there was a short-term amount of $906,577 and a long-term amount of $13,093,423 outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2009, and December 31, 2008, the rate was 3.0%.  Interest is paid monthly.

In May 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.  An amendment was entered into on January 28, 2008, which extended the termination date to June 30, 2010.  Additional amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2009, and December 31, 2008, there was a short-term amount outstanding of $808,314 and $3,994,855, respectively due to the outstanding amount surpassing the borrowing base limit allowed and a long-term amount outstanding of $11,181,174 and $10,463,871, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2009, and December 31, 2008, the rate was 3.0%, and the amount drawn on the loan exceeded the borrowing base.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  The bank waived this requirement at March 31, 2009, and December 31, 2008, pursuant to an amendment entered into in April 2009 and is allowing the Company until May 31, 2009, to repay the overage.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan.

A contract was signed on June 1, 2004, between South Hampton and a supplier for the purchase of 65,000 barrels per month of natural gasoline on open account for the period from June 1, 2004 through May 31, 2006 and year to year thereafter with thirty (30) days written notice of termination by either party.  The supplier is currently the sole provider of South Hampton’s feedstock supply, although other sources are available.  The account is on open status.  In 2007 South Hampton entered into an agreement with the same supplier for construction of a tank and pipeline connection for the handling of feedstock which expires seven years from the date of initial operation.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2009, 21 months of the 7 year agreement had elapsed.  The tank lease and pipeline connection agreement replaced a previous lease agreement and pipeline connection which had been in place since 1985 with a different vendor.

During the first three months of 2008, $150,000 of the liability to the Company’s President and Chief Executive Officer, Mr. El Khalidi, was paid.  In the first three months of 2009, approximately $1,000 of the liability to Mr. El Khalidi was paid, resulting in a balance of approximately $373,000 which remains outstanding as of March 31, 2009.  Approximately $318,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s separation from the Company.

9.  DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based solvent manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2009, and 2008, represented approximately 74.1% and 84.7% of TOCCO’s operating expenses, respectively. During the first quarter of 2009 the Company saw a decrease in the cost of feedstock and natural gas due to lower per unit costs as the petroleum market worldwide experienced falling prices.  Prior to the decline in the market during the fourth quarter of 2008, feedstock and natural gas expense had become an increasingly larger portion of TOCCO’s operating expenses due to the dramatic increases in all hydrocarbon prices during this period.  TOCCO endeavors to acquire feedstock and natural gas at the lowest possible cost.  Because TOCCO’s primary feedstock (natural gasoline) is not generally traded on an organized futures exchange, there are limited opportunities to hedge directly in natural gasoline. However, TOCCO has found that financial derivative instruments in other commodities such as crude oil can be useful in decreasing its exposure to natural gasoline price volatility.  TOCCO does not purchase or hold any derivative financial instruments for trading purposes.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limited exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Subsequently, on February 26, 2009, the Board of Directors rescinded the 1992 resolution and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account with a reputable brokerage firm for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for the carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.

The derivative agreements currently in place are not designated as hedges per SFAS 133, as amended.  As of March 31, 2009, TOCCO had committed to crude option contracts with settlement dates through December 2009.  For the three months ended March 31, 2009, the net realized loss from the derivative agreements was approximately $5,856,000 and the net unrealized gain was approximately $6,363,000 for a net gain effect of about $507,000.  For the three months ended March 31, 2008, the net realized gain from the derivative agreements was approximately $270,000, and the net unrealized gain was approximately $1,975,000 for a net gain effect of about $2,245,000.  The realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2009, and 2008.  The fair value of the derivative liability at March 31, 2009, totaled $613,089 and at December 31, 2008, totaled $6,976,231.

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of mid-November 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  The Company, by mid-November 2008 had neutralized the positions for all crude options by having the same number of puts and calls in place for a particular strike price thereby allowing the options to expire with no further cash effect.  In August, September, and October 2008 margin calls were made on the financial derivatives for $10,250,000 due to the decrease in the price of natural gasoline and crude.  As of March 31, 2009, and December 31, 2008, collateral in the amount of $200,000 and $3,950,000 remained on deposit.

Interest Rate Swap

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon the London InterBank Offered Rate (LIBOR) or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at March 31, 2009, and December 31, 2008 totaled $1,531,416 and $1,697,079, respectively.  The cumulative loss of $1,010,735 (shown net of deferred tax benefit of $520,681) from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized gain on the interest rate swap for the three months ended March 31, 2009 that is included in other comprehensive loss is $109,337 (net of $56,326 of income tax expense).

10. FAIR VALUE MEASUREMENTS

As discussed in Note 1, “New Accounting Pronouncements,” the Company adopted SFAS 157 effective January 1, 2008.

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

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton has used financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  At March 31, 2009, the only outstanding instruments were crude oil options with settlements dates through December 31, 2009.  South Hampton has not designated these financial instruments as hedging transactions under FAS 133.

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

Interest Rate Swap

In March 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  South Hampton has designated the interest rate swap as a cash flow hedge under FAS 133.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of SFAS 157 at March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Options on Crude	$613,089	$-	$613,089	$-
Interest Rate Swap	1,531,416	-	1,531,416	-
Total	$2,144,505	$-	$2,144,505	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

11. SHARE-BASED COMPENSATION

 Common Stock

In March 2008 the Company issued 40,000 restricted shares of its common stock to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with this issuance was $282,000.

Stock Options

On January 2, 2009, the Company awarded fully vested options to its non-employee directors in the amount of 7,000 shares each for a total of 35,000 shares for their service during 2008.  The exercise price of the options is $1.39 per share based upon the closing price on January 2, 2009.  Compensation expense recognized in connection with this award was approximately $49,000.

On January 26, 2009, the Company awarded fully vested options to two of its key employees in the amount of 2,000 shares each for a total of 4,000 shares for their continuing service. The exercise price of the options is $1.11 per share based upon the closing price on January 26, 2009.  Compensation expense recognized in connection with this award was approximately $4,000.

The fair value of the options granted to non-employee directors and employees was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	227%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	0.50%

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2009	500,000	$1.20
Granted	39,000	$1.36
Exercised	--	--
Forfeited	--	--
Outstanding at March 31, 2009	539,000	$1.21
Exercisable at March 31, 2009	539,000	$1.21

Outstanding options of 400,000 have an indefinite life, outstanding options of 100,000 have a remaining contractual life of 5 months, outstanding options of 35,000 have a remaining life of 9 years, nine months, and outstanding options of 4,000 have a remaining life of 9 years, ten months as of March 31, 2009.

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2005 through 2007 remain open for examination in various tax jurisdictions in which it operates.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2009, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2009, no interest or penalties related to uncertain tax positions had been accrued.

13. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement replacing the February 2007 agreement was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A long term liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at March 31, 2009, and was included in post retirement benefits.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization is the amount necessary to develop the project, approximately $120 million, (2) the Company owns 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company has contributed the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by AMAK by other means.  AMAK applied to the Saudi Industrial Development Fund in February 2009 for a loan sufficient to complete the project, and a response is expected by June 2009. Loans from private banks, and/or the inclusion of other investors are other possibilities.  AMAK has all powers of administration over the Al Masane mining project. The cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company's mining lease and note payable to the Saudi government are in the process of being formally transferred once certain administrative matters are completed with the incorporation documents to allow the transfer of the license in lieu of a cash contribution.  The appraisal of the assets, which was necessary for the Company to receive full credit toward its capital contribution was completed in April 2009 with a total valuation of approximately $88 million.  The Company expects the mining license to be formally contributed by the end of the second quarter of 2009.  At that time the Company expects to adjust its investment and begin recording its investment under the equity method of accounting.  AMAK is building the mining and treatment facilities and upon completion of construction in early 2010 will operate the mine. The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.

During an AMAK Board meeting in April 2009, one of the Saudi directors, who is also an AMAK shareholder, questioned the validity of the Partnership Agreement between the Company and several of the Saudi investors which has been used as the operating document since it was signed and filed with the Ministry of Commerce.  The issues raised include: discrepancies between the terms of the original Memorandum of Understanding and the Partnership Agreement; an allegation that various signatures for one or more of the Saudi investors on the Partnership Agreement were not authorized; and the Saudi attorney that prepared the Partnership Agreement exceeded his authority.  Several methods by which to resolve this dispute were briefly discussed, and the Company is currently evaluating its options.  The Company has relied upon the Partnership Agreement for the past year and has not been accused of any wrongdoing.  The situation is expected to be settled to the satisfaction of all parties.

The Company on August 5, 2006, signed a one year Financial and Legal Services and Advice Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1)  formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital.  The attorney and consultant were to be paid in stock issued by the Company and up to one million shares were to be issued in increments as each step is completed.  The agreement was extended on a month to month basis.  As of March 31, 2009, 750,000 shares have been issued in payment due to the formation of AMAK and transfer of assets and lease into AMAK.  Stock issued had a value of $3,712,500 using the Company’s closing stock price on the date of the issuance of the commercial license and approval of the transfer. The agreement was cancelled in April, 2009 with no further liability to the Company.

15. RELATED PARTY TRANSACTIONS

At March 31, 2009, the Company has a liability to its President and Chief Executive Officer of approximately $373,000 in accrued salary and termination benefits.  See Note 15 above.

South Hampton incurred transportation and equipment costs of approximately $226,000 and $207,000 for the three months ended March 31, 2009 and 2008, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term, which is June 2009.  Gross payments of $9,750 were made for the three months ended March 31, 2009, and 2008, respectively.

Legal fees of approximately $16,000 and $29,000 were paid during the first three months of 2009 and 2008 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Directors’ fees of $6,000 were paid during the first three months of 2009 and $3,000 of consulting fees and $6,000 of directors’ fees were paid during the first quarter of 2008 to Robert Kennedy, Board member.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

16. SUBSEQUENT EVENTS

On April 21, 2009, the Company accepted the resignation of Dr. Ibrahim Al Moneef from his position as Director, member of the Compensation and Nominating Committees, and as a member of the AMAK Board.  Mr. Robert Kennedy was chosen by the Board to replace Dr. Al Moneef as the Company’s representative on the AMAK Board.

Effective April 28, 2009, Allen McKee was appointed to be a Director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussion contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment; the Company’s failure to meet growth and productivity objectives; fluctuations in revenues and purchases, impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the Company’s pension plans; ineffective internal controls; the Company’s use of accounting estimates; competitive conditions; the Company’s ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations; impact of changes in market liquidity conditions and customer credit risk on receivables; the Company’s ability to successfully manage acquisitions and alliances; general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; industry cycles; specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this release, all of which are difficult to predict and many of which are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in two business segments, specialty petrochemicals (which is composed of the entities owned by the Petrochemical Company) and mining. A discussion of each segment's liquidity and capital resources follows.

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of TOCCO and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical Segment to report significant earnings and adapt to continuing volatility of the markets.  A project to double the volume of products available for sale was approved by the Board of Directors on March 20, 2007. Construction was completed and the unit became operational in October 2008. Financing was provided by Bank of America on a secured basis.  The project will allow the Company to realize the benefits of increasing market demand domestically and internationally and provide sufficient product availability to maintain its present position as the North American market leader.  South Hampton also entered into a new transloading venture during the second quarter of 2008 whereby natural gasoline is purchased via pipeline and then loaded onto railcars for shipment to Canada.

MINING SEGMENT. The Company’s most significant asset in this segment is its fifty percent ownership interest in AMAK.  Implementation of the Saudi mining project was delayed until open market prices for metals improved. With prices over the last few years at acceptable levels, the Company has successfully joined with Saudi investors in establishing AMAK.  The Company's mining lease was transferred to AMAK on December 30, 2008, and AMAK is building the mining and treatment facilities, and will operate the mine.  AMAK will have all powers of administration over the Al Masane mining project.  Saudi investors deposited cash contributions totaling $60.0 million in the accounts for AMAK in September and October of 2007.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008. In December 2008 the Company's mining lease was transferred to AMAK and AMAK is constructing the mining and treatment facilities, and will operate the mine.  The basic terms of agreement forming AMAK are as follows: (1) the capitalization is the amount necessary to develop the project, approximately $120 million, (2) the Company owns 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company has contributed the mining assets and mining lease for a credit of $60 million and the Saudi investors have contributed $60 million cash, and (4) the remaining capital for the project will be raised by AMAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors.  AMAK has all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company’s mining lease and note payable to the Saudi government are in the process of being formally transferred once certain administrative matters are completed with the incorporation documents to allow the transfer of the license in lieu of a cash contribution.  The appraisal of the assets, which was necessary for the Company to receive full credit toward its capital contribution was completed in April 2009 with a total valuation of approximately $88 million.  The Company expects the mining license to be formally contributed by the end of the second quarter of 2009.  At that time the Company expects to adjust its investment and begin recording the investment under the equity method of accounting.  AMAK is building the mining and treatment facilities and upon completion of construction in early 2010 will operate the mine.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.  The Board meetings are conducted in English for the benefit of all attendees.

During an AMAK Board meeting in April 2009, one of the Saudi directors, who is also a shareholder, questioned the validity of the Partnership Agreement between the Company and several of the Saudi investors which has been used as the operating document since it was signed and filed with the Ministry of Commerce.  The issues raised include: discrepancies between the terms of the original Memorandum of Understanding and the Partnership Agreement; an allegation that various signatures for one or more of the Saudi investors on the Partnership Agreement were not authorized; and the Saudi attorney that prepared the Partnership Agreement exceeded his authority.  Several methods by which to resolve this dispute were briefly discussed, and the Company is currently evaluating its options.  The Company has relied upon the Partnership Agreement for the past year and has not been accused of any wrongdoing.  The situation is expected to be settled to the satisfaction of all parties.

The Company on August 5, 2006, signed a one year Financial and Legal Services and Advice Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1)  formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital.  The attorney and consultant were to be paid in stock issued by the Company and up to one million shares were to be issued in increments as each step is completed.  The agreement was extended on a month to month basis.  As of March 31, 2009, 750,000 shares have been issued in payment due to the formation of AMAK and transfer of assets and lease into AMAK.  Stock issued had a value of $3,712,500 using the Company’s closing stock price on the date of the issuance of the commercial license and approval of the transfer. The agreement was cancelled in April, 2009 with no further liability to the Company.

Metal prices were at record lows worldwide during 2003, and therefore, numerous mining projects were not economically feasible.  As prices recovered during the 2006-2008 time period, the project became economically viable.  Despite the drop in metal prices over the last half of 2008, if spot prices as of March 31, 2009, are used in the analysis, or even the ten year average of prices is used, the project remains economically attractive.  Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2006 through 2008 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2006-2008	03/31/09	Increase/(Decrease)
Gold	$723.00 per ounce	$916.50 per ounce	26.76%
Silver	$ 13.30 per ounce	$ 13.11 per ounce	(01.43%)
Copper	$ 3.16 per pound	$ 1.83 per pound	(42.09%)
Zinc	$ 1.47 per pound	$ 0.59 per pound	(59.86%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  AMAK intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being submitted in the name of AMAK.  Applications were submitted for two of the areas during the quarter, and further applications are expected to be filed in the near future.  The applications filed concerned one area deemed to be the strongest potential for gold production and the other for nickel.

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

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company has continued employing these individuals to meet the needs of the mining operation.  Upon finalization of the transfer of the lease and the assets to AMAK, the Board voted to terminate the employees and give them an opportunity to apply for work with AMAK if they chose.  Funds to pay severance and any back pay were transferred to the Company’s bank account in Saudi Arabia in January 2009, and the termination process is scheduled to be completed by June 30, 2009.

At this time, the Company has no definitive plans for the development of its domestic mining assets held by Pioche near Pioche, Nevada.  The Company periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.  Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.  However, the recent real estate crisis prompted the Company to re-evaluate its holding and record an impairment charge of approximately $496,000 in 2008.

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
Mr. Robert E. Kennedy was appointed to the Board on January 15, 2007 and has extensive experience in the petrochemical industry including over 30 years service with Gulf Oil and Chevron Chemical.  In 1989, while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999.  Mr. Kennedy is a member of the Company’s Audit, Compensation, and Nominating Committees.  Mr. Kennedy’s current term expires in 2009.  Mr. Kennedy was appointed to the Board of AMAK in April 2009.

Operating Activities

Cash provided by Operating Activities was approximately $3,395,000 in the first three months of 2009 as compared with cash used of approximately $2,503,000 in the same period of 2008.  Primary factors leading to the provision of cash during the first three months of 2009 as compared to the use of cash in the same period in 2008 are as follows:

(1)In 2009 trade receivables increased approximately $856,000, as compared to an increase of $1,403,000 in 2008;

(2)In 2009 income tax receivable increased approximately $1,132,000 as compared to a decrease of $133,000 in 2008;

(3)In 2009 inventory increased approximately $1,373,000 (due to volume increases) as compared to an increase of about $3,467,000 (due to price and volume increases) in 2008;

(4)In 2009 accounts payable and accrued liabilities increased approximately $892,000 while in 2008 the same accounts increased by about $1,221,000;

(5)In 2009 derivative instrument deposits decreased $3,750,000, as compared to no change in 2008 (due to the return of a previous margin call deposits);

(6)In 2009 accrued interest decreased approximately $50,000 as compared to about $2,000 in 2008; and

(7)In 2009 accrued liabilities in Saudi Arabia increased approximately $19,000 while in 2008 there was an increase of about $4,000.

The Company’s net income period over period increased by approximately $2,757,000 in 2009 compared to 2008. Major non-cash items affecting income included an increase in depreciation of approximately $357,000, an increase in the unrealized gain on derivative instruments of approximately $4,388,000, a decrease in share-based compensation of about $229,000, an increase in deferred income taxes of roughly $2,759,000 and a decrease in post retirement obligations of about $202,000.

Investing Activities

Cash used for investing activities during the first three months of 2009 was approximately $267,000, representing a decrease of approximately $3,069,000 over the corresponding period of 2008.  The Company made a conscious decision in the first quarter of 2009 to limit cash used for capital purchases.  In the first quarter of 2008 approximately $2.0 million of the addition to Property, Pipeline and Equipment related to the Penhex Expansion project with another $0.3 million being expended for the construction of additional office space.

Financing Activities

Cash used in financing activities during the first three months of 2009 was approximately $2,477,000 versus cash provided by financing activities of approximately $3,993,000 during the corresponding period of 2008.  The Company made principal payments on long-term debt during the first three months of 2009 of approximately $2,508,000 on the Company’s line of credit. In 2008 additions to long term debt of $4.0 million were from a $4.0 million draw on the line of credit.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, property and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At March 31, 2009, Accumulated Other Comprehensive Loss net of $520,681 tax was $1,010,735 related to this transaction.

At December 31, 2008, margin deposits made on the financial swaps of $3,950,000 due to the decrease in the price of natural gasoline and crude were recorded on the Company’s Balance Sheet as financial contract deposits.  In the first three months of 2009 collateral in the amount of $3,750,000 was returned to the Company leaving a deposit balance of $200,000 at March 31, 2009.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended March 31, 2009, total petrochemical product sales decreased by about $7,045,000, transloading sales increased by $3,419,000, and toll processing fees decreased by $211,000 for a net decrease in revenue of $3,837,000 or 12.3% over the same quarter of 2008.  Sales volume of petrochemical products for the first quarter of 2009 versus 2008 increased approximately 5.7%, and the Company generated additional sales volume of approximately 20.6% from the transloading venture undertaken by the Company one year ago.  During the first quarter of 2009, the cost of petrochemical sales and processing (including depreciation) decreased approximately $7.9 million or 30.1% as compared to the same period in 2008. Consequently, total gross profit margin on revenue for the first quarter of 2009 increased approximately $4.1 million or 83.7% as compared to the same period in 2008. The increase in gross profit margin for the period was due to decreases in the price of feedstock, fuel gas, and other operating costs.  Additionally, higher margin export sales increased during the period.

Transloading sales for the first quarter of 2009 of approximately $3,419,000 represent an increase of approximately $3,419,000 or 100.0% above fees for the same period in 2008 due to the transloading venture undertaken by the Company.  Starting in April 2008, increasing in May, and finally at full contracted volume in June, the Company began loading railcars with natural gasoline for shipment to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover the expense and profit on the activity. The natural gasoline for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company had a one year contract that expired in April 2009 to provide this service at a fixed volume and markup. Other customers and further transactions with the same customer are keeping the venture active beyond the original contract dates and it is expected to be an ongoing operation.

Toll processing fee revenue for the first quarter of 2009 of approximately $904,000 represents a decrease of approximately $211,000 or 18.9% below fees for the same period in 2008.  The toll processing customers are active and remain on long-term contracts.  While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company continues to search for opportunities which fit its location and process capabilities. Toll processing fees are expected to remain flat or increase slightly during the remainder of 2009.

The cost of petrochemical product sales and processing and gross profit for the three months ended March 31, 2009 includes an unrealized gain of approximately $6,363,000 and a realized loss of approximately $5,856,000 for a net gain effect of about $507,000.  The cost of petrochemical product sales and processing and gross profit for the three months ended March 31, 2008 includes an unrealized gain of approximately $1,975,000 and a realized gain of approximately $270,000 for a net gain effect of about $2,245,000.

Growth of the North American markets served by the Company has generally been 2% to 3% annually over the past ten (10) years.  The Company’s growth in production has generally matched that trend over the same time period, although after the March 2005 expansion, the Company’s growth rate in production and sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent products and service to customers, and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities with current sales in Australia, Brazil, Europe and the Middle East among other areas.  A marketing office will be opened in Europe in June of 2009 to better serve the potential customers in the Eastern Hemisphere.

Demand remained strong for most products through the first three months of 2009, and the process ran at 45% of the new expanded capacity per calendar day.  With the addition of the new facilities in October 2008, the utilization rate fell and the Company expects it to take three to five years to market the full availability of product.  With the previous capacity limitations, the utilization rate was generally in the low 90% range.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate the rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed.  Generally, up to 50% of the Company’s monthly feedstock requirements for three to nine months ahead may be covered at any one time.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops.  The program is designed to insure against unforeseen dramatic price swings rather than a speculative profit center.  The Company primarily employs a “buy and hold” strategy.  After the hedging losses incurred by the precipitant drop in petroleum prices in the second half of 2008, the Board of Directors determined that an updated policy, risk review procedure, and oversight process was needed prior to resuming the hedging program.  Development of those programs is underway.  Management feels the need for hedging protection is reduced in the current petroleum markets with weak demand and plentiful supply.

The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, decreased during the first three months of 2009 as compared to 2008.

MINING SEGMENT, GENERAL CORPORATE EXPENSES AND BALANCE SHEET DISCUSSION.  None of the Company's other operations generate operating or other revenues. Noncontrolling Interest reflected on the Statements of Income represents Pioche minority stockholders’ share of the losses from Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project prior to being transferred to AMAK in December 2008 required approximately $60,000 per month of cash outlay to maintain facilities and advance the development of the project plus the lease payment of $117,300 per year.  During the first three months of 2009 the Company recorded approximately $134,000 as expense.  These expenses were normal expenses relating to salaries and administration in Saudi Arabia but due to the asset transfer to AMAK were no longer capitalized.

General and Administrative costs for the first quarter of 2009 decreased approximately $594,000 as compared to the same period in 2008 due primarily to decreases in officer compensation and post retirement benefits.

Interest expense for the first quarter of 2009 of approximately $309,000 represents an increase of approximately $275,000 for the same period in 2008.  Interest expense increased in 2009 due to the increase in notes payable balances related to the expansion of the facilities.

The Balance Sheet of the Company includes several noteworthy changes for March 31, 2009 as compared to that published in the Company’s Annual Report for December 31, 2008, primarily attributable to the Petrochemical Segment. Trade receivables increased during the first three months of 2009 by $0.9 million to $12.8 million due to increased credit terms being allowed to foreign customers.  The average collection period remains normal for the business.  Inventories increased from December 31, 2008 due to an increase in the volume of feedstock inventory the Company had on hand at the end of the period. As discussed previously, derivative instruments decreased from a current liability of approximately $8.7 million to $2.1 million due to settlements of instruments during the first quarter and changes in fair value of contracts on hand at March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 9 on pages 12 and 13 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 12 and 13 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 7 on page 10 of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as noted below.

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

10(h)*
- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

10(i)*
- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926)).

10(j)	- Master Lease Agreement dated February 3, 2009, between Silsbee Trading and Transportation Corp. and South Hampton Resources, Inc.
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 8, 2009                                                                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                            (Registrant)

                                                      By: /s/Connie Cook
                                                             Connie Cook
                                                             Treasurer