Form 10-Q
period 2009-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2009-08-07
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 7, 2009: 23,421,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009 (unaudited)	DECEMBER 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$2,225,817	$2,759,236
Trade Receivables, net of allowance for doubtful accounts of $500,000 and $500,000, respectively	12,643,181	11,904,026
Current portion of notes receivable, net of discount of $33,989 and $53,628,respectively	456,224	528,549
Derivative instrument deposits	--	3,950,000
Prepaid expenses and other assets	635,934	799,342
Inventories	5,008,827	2,446,200
Deferred income taxes	3,159,606	8,785,043
Income taxes receivable	2,083,486	429,626
Total current assets	26,213,075	31,602,022

Property, Pipeline and Equipment	48,871,428	47,184,865
Less: Accumulated Depreciation	(16,308,622)	(14,649,791)
Net Property, Pipeline and Equipment	32,562,806	32,535,074

Investment in AMAK	33,002,407	33,002,407
Mineral Properties in the United States	601,292	588,311
Notes Receivable, net of discount of $4,345 and $16,793, respectively, net of current portion	174,730	407,388
Other Assets	10,938	10,938

TOTAL ASSETS	$92,565,248	$98,146,140
LIABILITIES
Current Liabilities
Accounts payable	$4,917,346	$6,069,851
Accrued interest	113,928	147,461
Derivative instruments	1,119,107	8,673,311
Accrued liabilities	1,605,271	1,029,690
Accrued liabilities in Saudi Arabia	1,466,426	1,429,156
Notes payable	12,000	12,000
Post retirement benefit	103,500	--
Current portion of long-term debt	1,222,091	4,920,442
Current portion of other liabilities	515,505	544,340
Total current liabilities	11,075,174	22,826,251

Long-Term Debt, net of current portion	22,520,167	23,557,294
Post Retirement Benefit, net of current portion	751,500	823,500
Other Liabilities, net of current portion	694,516	446,035
Deferred Income Taxes	3,219,893	3,356,968
Total liabilities	38,261,250	51,010,048

EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,421,995 shares in 2009 and 2008, respectively	2,342,199	2,342,199
Additional Paid-in Capital	41,378,280	41,325,207
Accumulated Other Comprehensive Loss	(731,348)	(1,120,072)
Retained Earnings	11,036,380	4,299,535
Total Arabian American Development Company Stockholders’ Equity	54,025,511	46,846,869
Noncontrolling Interest	278,487	289,223
Total equity	54,303,998	47,136,092

TOTAL LIABILITIES AND EQUITY	$92,565,248	$98,146,140

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008

REVENUES
Petrochemical Product Sales	$26,465,860	$33,541,163	$49,539,697	$63,659,884
Transloading Sales	1,205,625	8,044,856	4,624,681	8,044,856
Processing Fees	913,798	1,025,147	1,817,953	2,140,483
	28,585,283	42,611,166	55,982,331	73,845,223

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $563,113, $251,486, $1,115,676, and $485,805, respectively)	22,159,416	35,765,551	40,594,238	62,121,485

GROSS PROFIT	6,425,867	6,845,615	15,388,093	11,723,738

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,036,968	1,965,070	4,101,303	4,622,980
Depreciation	106,752	78,872	221,342	155,057
	2,143,720	2,043,942	4,322,645	4,778,037

OPERATING INCOME	4,282,147	4,801,673	11,065,448	6,945,701

OTHER INCOME (EXPENSE)
Interest Income	16,118	44,165	41,835	108,103
Interest Expense	(337,732)	(56,289)	(646,408)	(90,307)
Miscellaneous Income (Expense)	(15,927)	19,556	(82,469)	44,866
	(337,541)	7,432	(687,042)	62,662

INCOME BEFORE INCOME TAXES	3,944,606	4,809,105	10,378,406	7,008,363

INCOME TAXES	1,389,437	1,641,668	3,652,297	2,435,015

NET INCOME	2,555,169	3,167,437	6,726,109	4,573,348

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	8,861	4,649	10,736	14,655

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$2,564,030	$3,172,086	$6,736,845	$4,588,003

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.11	$0.14	$0.28	$0.20
Basic Weighted Average Number
of Common Shares Outstanding	23,721,995	23,471,995	23,721,995	23,295,291

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.11	$0.13	$0.28	$0.19
Diluted Weighted Average Number
of Common Shares Outstanding	23,992,272	23,872,854	23,857,134	23,702,998

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2008	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$4,299,535	$46,846,869	$289,223	$47,136,092

Stock options
Issued to Directors	--	--	48,634	--	--	48,634	--	48,634
Issued to Employees	--	--	4,439	--	--	4,439	--	4,439
Unrealized Gain on Interest Rate Swap (net of income tax expense of $200,252)	--	--	--	388,724	--	388,724	--	388,724
Net Income (Loss)	--	--	--	--	6,736,845	6,736,845	(10,736)	6,726,109
Comprehensive Income	--	--	--	--	--	7,125,569	--	--

JUNE 30, 2009	23,421,995	$2,342,199	$41,378,280	$(731,348)	$11,036,380	$54,025,511	$278,487	$54,303,998

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
OPERATING ACTIVITIES
Net Income attributable to Arabian American Development Co.	$6,736,845	$4,588,003
Adjustments to Reconcile Net Income attributable to Arabian American Development Co. to Net Cash Provided by (Used in)
Operating Activities:
Depreciation	1,337,017	640,862
Accretion of Notes Receivable Discounts	(32,087)	(56,886)
Unrealized Gain on Derivative Instruments	(6,965,228)	(4,615,870)
Share-based Compensation	53,073	282,000
Deferred Income Taxes	5,288,110	1,836,282
Postretirement Obligation	31,500	202,000
Loss attributable to noncontrolling interest	(10,736)	(14,655)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(739,155)	(5,402,277)
Decrease in Notes Receivable	337,070	355,699
(Increase) Decrease in Income Tax Receivable	(1,653,860)	706,757
Increase in Inventories	(2,562,627)	(3,476,862)
Decrease in Derivative Instrument Deposits	3,950,000	--
(Increase) Decrease in Prepaid Expenses	163,408	(40,770)
Increase (Decrease)in Accounts Payable and Accrued Liabilities	(576,924)	1,099,909
Increase (Decrease) in Accrued Interest	(33,533)	9,204
Increase in Other Liabilities	553,000	--
Increase in Accrued Liabilities in Saudi Arabia	37,270	9,865
Net Cash Provided by (Used in) Operating Activities	5,913,143	(3,876,739)

INVESTING ACTIVITIES
Additions to Al Masane Project	--	(292,622)
Additions to Property, Pipeline and Equipment	(1,698,103)	(8,277,710)
Additions to Mineral Properties in the U.S.	(12,981)	(1,002)

Net Cash Used in Investing Activities	(1,711,084)	(8,571,334)

FINANCING ACTIVITIES
Additions to Long-Term Debt	30,761	10,900,000
Repayment of Long-Term Debt	(4,766,239)	(14,977)

Net Cash Provided by (Used in) Financing Activities	(4,735,478)	10,885,023

NET DECREASE IN CASH AND CASH EQUIVALENTS	(533,419)	(1,563,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,759,236	4,789,924

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,225,817	$3,226,874

Supplemental disclosure of cash flow information:
Cash payments for interest	$679,941	$272,411
Cash payment for taxes	$125,000	$152,328
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$333,354	$309,414
Investment in AMAK	$--	$3,525,000
Issuance of common stock for settlement of accrued directors’ compensation	$--	$229,501
Unrealized gain on interest rate swap, net of tax benefit	$388,724	$--

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., formerly known as South Hampton Refining Co. (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns a 50% interest in Al Masane Al Kobra (“AMAK”), a Saudi Arabian closed joint stock company which owns and operates mining assets in Saudi Arabia.  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. The Petrochemical Company and its subsidiaries constitute the Company’s Specialty Petrochemicals Segment. Pioche and the Company’s investment in AMAK in Saudi Arabia constitute its Mining Segment.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted FSP FAS 157-4 and application of this standard had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP: (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, (3) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (4) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (5) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (6) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company has adopted FSP 115-2 and FAS 124-2 and application of these standards had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company has adopted FSP 107-1 and APB 28-1 and application of these standards had no impact on the Company’s consolidated financial statements except for disclosure found in Note 9.

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 is effective for the financial statements included in the Company’s quarterly report for the period ended June 30, 2009, and application of FSP FAS 141(R)-1 had no impact on the Company’s consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. SFAS 165 also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted SFAS 165 and the disclosure provisions of SFAS 165 can be found in Note 15.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact adoption of SFAS 166 may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. SFAS 167 also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact adoption of SFAS 167 may have on the consolidated financial statements.

In June 2009 the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In June 2009 the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). SAB 112 is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations accounted for in accordance with FAS 141R and non-controlling interests accounted for in accordance with FAS 160.

3. INVENTORIES

Inventories include the following:

	June 30, 2009	December 31, 2008
Raw material	$3,268,345	$1,291,400
Petrochemical products	1,740,482	1,154,800
Total inventory	$5,008,827	$2,446,200

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2009, current cost exceeded LIFO value by approximately $168,000.  At December 31, 2008, the Company recorded a charge of approximately $1,786,000 to reduce inventory to net realizable value.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $2.98 million and $1.35 million at June 30, 2009, and December 31, 2008, respectively (see Note 7).

4. PROPERTY, PIPELINE AND EQUIPMENT

	June 30, 2009	December 31, 2008
Platinum catalyst	$1,380,818	$1,318,068
Land	552,705	552,705
Property, pipeline and equipment	45,519,877	45,304,092
Construction in progress	1,418,027	10,000
Total property, pipeline and equipment	48,871,427	47,184,865
Less accumulated depreciation and amortization	(16,308,622)	(14,649,791)
Net property, pipeline and equipment	$32,562,805	$32,535,074

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank as of June 30, 2009 and December 31, 2008 (see Note 7).

Interest capitalized for construction for the three months ended June 30, 2009, and 2008, was insignificant and $99,298, respectively.  Interest capitalized for construction for the six months ended June 30, 2009, and 2008, was insignificant and $191,308, respectively.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $3,280 and $3,231 for the three months ended June 30, 2009, and 2008, respectively and $6,561 and $4,307 for the six months ended June 30, 2009, and 2008, respectively.

5. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share attributable to Arabian American Development Co. for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2,564	23,722	$0.11	$3,172	23,472	$0.14

Dilutive stock options outstanding		270			401

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2,564	23,992	$0.11	$3,172	23,873	$0.13

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$6,737	23,722	$0.28	$4,588	23,295	$0.20

Dilutive stock options outstanding		135			408

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$6,737	23,857	$0.28	$4,588	23,703	$0.19

At June 30, 2009, and 2008, 539,000 and 500,000 potential common stock shares were issuable upon the exercise of options.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended June 30, 2009	Petrochemical	Mining	Total

Revenue from external customers	$28,585,283	$--	$28,585,283
Depreciation*	669,579	286	669,865
Operating income (loss)	4,625,446	(343,299)	4,282,147

Total assets	$58,961,550	$33,603,698	$92,565,248

Three Months ended June 30, 2008

Revenue from external customers	$42,611,166	$--	$42,611,166
Depreciation*	330,072	286	330,358
Operating income (loss)	5,065,244	(263,571)	4,801,673

Total assets	$61,078,056	$45,255,924	$106,333,980

Six Months ended June 30, 2009

Revenue from external customers	$55,982,331	$--	$55,982,331
Depreciation*	1,336,447	571	1,337,018
Operating income (loss)	11,908,220	(842,772)	11,065,248

Six Months ended June 30, 2008

Revenue from external customers	$73,845,223	$--	$73,845,223
Depreciation*	640,291	571	640,862
Operating income (loss)	8,379,727	(1,434,026)	6,945,701

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).

Information regarding foreign operations for the three and six months ended June 30, 2009 and 2008 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
United States	$28,585	$42,611	$55,982	$73,845
Saudi Arabia	--	--	--	--
	$28,585	$42,611	$55,982	$73,845
Long-lived Assets
United States	$33,164	$28,180
Saudi Arabia	33,002	43,717
	$66,166	$71,897

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2009, there was a short-term amount of $1,219,321 and a long-term amount of $12,030,679 outstanding. At December 31, 2008, there was a short-term amount of $906,577 and a long-term amount of $13,093,423 outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2009, and December 31, 2008, the rate was 3.0%.  Interest is paid monthly.

In May 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.  An amendment was entered into on July 9, 2009, which extended the termination date to June 30, 2011.

Additional amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million based upon the Company’s accounts receivable and inventory.  At June 30, 2009, and December 31, 2008, there was a short-term amount outstanding of $0 and $3,994,855, respectively due to the outstanding amount surpassing the borrowing base limit allowed and a long-term amount outstanding of $10,489,488 and $10,463,871, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2009, and December 31, 2008, the rate was 3.0%.  The amount drawn on the loan exceeded the borrowing base at December 31, 2008 but was within compliance at June 30, 2009.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan.

The Company currently has a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires seven years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at June 30, 2009, 2 years of the 7 year agreement have elapsed.  The tank lease and pipeline connection agreement replaced a previous lease and pipeline connection agreement that had been in place since 1985 with a different vendor.

During the first six months of 2008, $30,000 of the liability to the Company’s President and Chief Executive Officer, Mr. El Khalidi, was paid.  In the first six months of 2009, approximately $3,000 of the liability to Mr. El Khalidi was paid, resulting in a balance of approximately $391,000 which remains outstanding as of June 30, 2009.  Approximately $320,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s separation from the Company.

8. DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based solvent manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2009, and 2008, represented approximately 74.6% and 86.6% of TOCCO’s operating expenses, respectively. During the first half of 2009 the Company saw a decrease in the cost of feedstock and natural gas due to lower per unit costs as the petroleum market worldwide experienced falling prices.  Prior to the decline in the market during the fourth quarter of 2008, feedstock and natural gas expense had become an increasingly larger portion of TOCCO’s operating expenses due to the dramatic increases in all hydrocarbon prices in 2007 and early 2008.  TOCCO endeavors to acquire feedstock and natural gas at the lowest possible cost.  Because TOCCO’s primary feedstock (natural gasoline) is not generally traded on an organized futures exchange, there are limited opportunities to hedge directly in natural gasoline. However, TOCCO has found that financial derivative instruments in other commodities such as crude oil can be useful in decreasing its exposure to natural gasoline price volatility.  TOCCO does not purchase or hold any derivative financial instruments for trading purposes.

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limited exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements. Subsequently, on February 26, 2009, the Board of Directors rescinded the 1992 resolution and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.

The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of mid-November 2008.  In July 2008 as petroleum prices were nearing record highs and there was discussion in the market of further dramatic increases, the Company, after several months of study, determined that crude oil options would provide better and longer term price protection for feedstock versus shorter term financial swaps normally used.  The Company acquired crude oil options in the form of collars covering the period of August 2008 to December 2009.  Collars generally limit the upside of price movements by utilizing a call with a strike at the desired level, and the premium for the call is paid by selling a put at a strike price which is deemed an acceptable floor price.  The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August 2008, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.   Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  The Company, by mid-November 2008 had neutralized the positions for all crude options by having the same number of puts and calls in place for a particular strike price thereby allowing the options to expire with no further cash effect.  In August, September, and October 2008 margin calls were made on the financial derivatives for $10,250,000 due to the decrease in the price of natural gasoline and crude.  As of June 30, 2009, and December 31, 2008, collateral in the amount of $0 and $3,950,000 remained on deposit.

The derivative agreements currently in place are not designated as hedges per SFAS 133, as amended.  As of June 30, 2009, TOCCO had committed to crude option contracts with settlement dates through December 2009.  For the three months ended June 30, 2009, the net unrealized gain was approximately $603,000.  For the three months ended June 30, 2008, the net gain effect from derivative agreements was about $5,422,000 and includes an unrealized gain of approximately $2,605,000 and a realized gain of approximately $2,817,000.  For the six months ended June 30, 2009, the net realized loss from the derivative agreements was approximately $5,856,000 and the net unrealized gain was approximately $6,965,000 for a net gain effect of about $1,109,000.  For the six months ended June 30, 2008, the net realized gain from the derivative agreements was approximately $3,087,000, and the net unrealized gain was approximately $4,616,000 for a net gain effect of about $7,703,000.  The realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2009, and 2008.  The fair value of the derivative liability at June 30, 2009, totaled $11,003 and at December 31, 2008, totaled $6,976,231.  For the three and six months ended June 30, 2009, $126,295 and $254,322, respectively, were reclassed out of other comprehensive income (loss) into interest expense.  No amounts were reclassed during the three and six months ended June 30, 2008, because the swap was not in effect at that time.  The net amount of pre-tax losses in other comprehensive income (loss) as of June 30, 2009, predicted to be reclassified into earnings within the next 12 months is approximately $456,000.

Interest Rate Swap

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay interest based upon the London InterBank Offered Rate (LIBOR) or a base rate plus a markup and will receive from Bank of America an interest rate of 5.83%.  South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at June 30, 2009, and December 31, 2008 totaled $1,108,104 and $1,697,079, respectively.  The cumulative loss of $731,348 (shown net of deferred tax benefit of $376,756) from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized gain on the interest rate swap for the six months ended June 30, 2009 that is included in other comprehensive loss is $388,724 (net of $200,252 of income tax expense).

9. FAIR VALUE MEASUREMENTS

The fair value of financial instruments at June 30, 2009 is summarized as follows:

	Carrying Amount	Fair Value
Cash and cash equivalents	$2,225,817	$2,225,817
Notes receivable	630,954	630,954
Accrued interest	113,928	113,928
Derivative instruments	1,119,107	1,119,107
Accrued liabilities	1,605,271	1,605,271
Accrued liabilities in Saudi Arabia	1,466,426	1,466,426
Notes payable	12,000	12,000
Long Term Debt	23,742,258	23,742,258
Other liabilities	1,210,021	1,210,021

The carrying value of cash and cash equivalents, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to its short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements effective January 1, 2008.

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

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton has used financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  At June 30, 2009, outstanding instruments were crude oil options with settlements dates through December 31, 2009.  South Hampton has not designated these financial instruments as hedging transactions under FAS 133.

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

The following items are measured at fair value on a recurring basis subject to disclosure requirements of SFAS 157 at June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Options on Crude	$11,003	$-	$11,003	$-
Interest Rate Swap	1,108,104	-	1,108,104	-
Total	$1,119,107	$-	$1,119,107	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

10. SHARE-BASED COMPENSATION

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

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2009	500,000	$1.20
Granted	39,000	$1.36
Exercised	--	--
Forfeited	--	--
Outstanding at June 30, 2009	539,000	$1.21
Exercisable at June 30, 2009	539,000	$1.21

Outstanding options of 400,000 have an indefinite life (see Note 15), outstanding options of 100,000 have a remaining contractual life of 2 months, outstanding options of 35,000 have a remaining life of 9 years, six months, and outstanding options of 4,000 have a remaining life of 9 years, seven months as of June 30, 2009.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2005 through 2007 remain open for examination in various tax jurisdictions in which it operates.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2009, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2009, no interest or penalties related to uncertain tax positions had been accrued.

12. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement replacing the February 2007 agreement was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $823,500 based upon an annuity single premium value contract was outstanding at June 30, 2009, and was included in post retirement benefits.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008.  The basic terms of agreement forming AMAK as initially recognized by the Company are as follows: (1) the total capitalization is $120 million, (2) the Company subscribed to purchase 50% of AMAK’s stock and the Saudi investors subscribed to purchase the remainder, (3) the Company contributed its mining assets and mining lease and the Saudi investors contributed $60 million cash, and (4) the Company would be obligated to provide an additional $30 million of capital should the Board of AMAK make a call for capital. Item 4 is a change from the previous position of the Company and was concluded after detailed legal research by a well respected Saudi law firm.  AMAK applied to the Saudi Industrial Development Fund in February 2009 for a loan sufficient to complete the project and a response is expected in the third quarter of 2009. Loans from private banks and/or inclusion of other investors are other possibilities under investigation.  AMAK has all powers of administration over the Al Masane mining project. The Company's mining lease and note payable to the Saudi government are in the process of being formally transferred to AMAK once certain administrative matters are completed with the incorporation documents to allow the transfer of the license in lieu of a cash contribution.  An appraisal of the assets was completed in April 2009 with a total valuation of approximately $88 million. The appraisal was done in order that current values might be used in filings with the Ministry to demonstrate that the capital of the Company was fully paid.   AMAK is constructing the mining and treatment facilities, and upon projected completion in early 2010, will operate the mine. The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.

During an April 2009 AMAK Board meeting, a Saudi director, who is also an AMAK shareholder, questioned the validity of the Partnership Agreement between the Company and several of the Saudi investors which has been relied upon by the Company as the operating document since it was signed.  The issues raised include: discrepancies between the terms of the original Memorandum of Understanding and the Partnership Agreement; an allegation that various signatures for one or more of the Saudi investors on the Partnership Agreement were not authorized; the Saudi attorney that prepared the Partnership Agreement exceeded his authority; and whether the Company’s capital contribution for 50% of AMAK’s stock is fully paid.  The Company has relied upon the Partnership Agreement for the past year and has not been accused of any wrongdoing.

Subsequently, with regard to settlement of the AMAK Partnership Agreement dispute, the Board of Directors of the Company determined that while the documents relating to the formation of AMAK were poorly written and ambiguous in certain areas, a business decision should be made to settle the dispute and move the project forward rather than spend time and legal fees resolving the issues in the judicial arena of Saudi Arabia, with the outcome uncertain and potentially damaging to the progress of the venture.  The Company and Saudi investors therefore reached a tentative oral agreement with the following terms and conditions: (a) the Company will convey 9% or 4,050,000 shares of AMAK stock to the other AMAK shareholders pro rata; (b) AMAK’s incorporation documents will be amended to reflect that the Company has fully and completely paid the subscription price for 18,450,000 shares of AMAK stock representing 41% of the issued and outstanding shares, and that neither AMAK nor the other AMAK investors may require the Company to make an additional capital contribution now or in the future without the Company’s written consent; (c) Company representatives shall retain an equivalent number of seats on the AMAK Board as the current Saudi investors; (e) AMAK will indemnify and defend the Company against any and all claims arising from that certain $11 million promissory note; (f) AMAK shareholders will work diligently to document AMAK’s paid up capital to $120 million; (g) AMAK Saudi investors will use best efforts to provide interim financing to AMAK upon reasonable terms to ensure continued progress on construction of the AMAK mining project; (h) the Company will have the option for three years to re-purchase the transferred shares of AMAK stock at a price equal to the then fair market value less 10 percent; and (i) the various pre-incorporation agreements relating to AMAK, including, but not limited to the Partnership Agreement, are terminated for all purposes.  The above terms and conditions were reduced to writing and forwarded to the Saudi investors for signature. Once the agreement has been executed by all Saudi investors, it will be disclosed by the Company pursuant to an 8-K filing.

The Company on August 5, 2006, signed a one year Financial and Legal Services and Advice Agreement with a Saudi legal firm and a Saudi management consultant in Saudi Arabia to facilitate the: (1)  formation of AMAK, (2) transfer of the mining assets and lease into AMAK, and (3) raising of additional capital.  The attorney and consultant were to be paid in stock issued by the Company and up to one million shares were to be issued in increments as each step was completed.  The agreement was extended on a month to month basis.  As of June 30, 2009, 750,000 shares had been issued in payment due to the formation of AMAK and transfer of assets and lease into AMAK.  Stock issued had a value of $3,712,500 using the Company’s closing stock price on the date of the issuance of the commercial license and approval of the transfer. The agreement was cancelled in April 2009 with no further liability to the Company.

14. RELATED PARTY TRANSACTIONS

South Hampton incurred transportation and equipment costs of approximately $223,000 and $207,000 for the 3 months ended June 30, 2009, and 2008 and $449,000 and $414,000 for the six months ended June 30, 2009 and 2008, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by the President of TOCCO.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transfers to South Hampton at the end of the term which is July 2009.  Gross payments of $9,750 were made for the three months ended June 30, 2009, and 2008, and $19,500 for the six months ended June 30, 2009, and 2008, respectively.

Legal fees of approximately $30,000 and $25,000 were paid during the three months ended June 30, 2009, and 2008, and approximately $46,000 and $54,000 were paid during the first half of 2009 and 2008 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Directors’ fees of $15,000 and $9,000 were paid during the three months ended June 30, 2009, and 2008, and $21,000 were paid during the first half of 2009 and $3,000 of consulting fees and $15,000 of directors’ fees were paid during the first half of 2008 to Robert Kennedy, Board member.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

15. SUBSEQUENT EVENTS

On July 2, 2009, the Company’s Board considered Mr. El Khalidi’s option to purchase 400,000 shares of Company common stock with an exercise price of $1.00 per share (the “Option”) as authorized by that certain Board Resolution, dated October 10, 1995 (the “1995 Resolution”) and resolved that the Option granted by the Company to Hatem El Khalidi pursuant to the 1995 Resolution is hereby officially terminated in all respects and same shall be removed from the Company’s books and records.  The Board next considered Mr. El Khalidi’s efforts related to the Al Masane mining project in Southwestern Saudi Arabia in conjunction with his retirement as Chief Executive Officer of the Company on June 30, 2009, and after discussion, the Board documented its sincere appreciation of Mr. El Khalidi’s efforts related to the mining project in Saudi Arabia and issued two stock options to Mr. El Khalidi and wife, Ingrid El Khalidi, tied to the performance of AMAK: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.

Subsequent events have been evaluated through August 7, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009.

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of TOCCO and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty plus years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  South Hampton has developed a strong presence in the specialty C5 and C6 solvent markets over the years and has a reputation in the industry for quality, consistency, and service to its customers.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical Segment to report significant earnings and adapt to continuing volatility of the markets.

MINING SEGMENT. The Company’s most significant asset in this segment is its ownership interest in AMAK.  Implementation of the Saudi mining project has been delayed over the years until the mining investment environment in Saudi Arabia was right. With prices over the last few years at acceptable levels, and investment funds available, the Company has successfully joined with Saudi investors in establishing AMAK.

In December 2008 the Company's mining lease was transferred to AMAK and AMAK is constructing the mining and treatment facilities, and will operate the mine.  AMAK has all powers of administration over the Al Masane mining project. The Company’s mining lease and note payable to the Saudi government are in the process of being formally transferred once certain administrative matters are completed with the incorporation documents to allow the transfer of the license in lieu of a cash contribution.  The Company expects the mining license to be legally contributed in the third quarter of 2009.  AMAK is building the mining and treatment facilities and upon completion of construction in early 2010 will operate the mine.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of

AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.  The Board meetings are conducted in English for the benefit of all attendees.  See Note 13 above.

Metal prices were at record lows worldwide during 2003, and therefore, numerous mining projects were not economically feasible.  As prices recovered during the 2006-2008 time period, the project became economically viable.  Despite the drop in metal prices over the last half of 2008, if spot prices as of June 30, 2009, are used in the analysis, or even the ten year average of prices is used, the project remains economically attractive.  Mining economics, as with other capital intensive extractive industries will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2006 through 2008 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2006-2008	06/30/09	Increase/(Decrease)
Gold	$723.00 per ounce	$934.50 per ounce	29.25%
Silver	$ 13.30 per ounce	$ 13.94 per ounce	00.05%
Copper	$ 3.16 per pound	$ 2.32 per pound	(26.58%)
Zinc	$ 1.47 per pound	$ 0.71 per pound	(51.70%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  AMAK intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration licenses are being submitted in the name of AMAK.  Applications were submitted for two of the areas during the second quarter, and further applications are expected to be filed in the near future.  The applications filed concerned one area deemed to be the strongest potential for gold production and the other for nickel.

Management has addressed two other significant financing issues within this segment. These issues were the $11 million note (the “Note”) due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,076,000 due employees working in Saudi Arabia.

The Note was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands.  The final resolution of the Note was documented when the Ministry approved the transfer of the Al Masane lease and assets to AMAK, and conditioned the transfer upon the Note being transferred to AMAK, to be paid out of proceeds of the Mining operation.  Discussions are underway between the Company and the Saudi investors as to the final resolution of the note.  As discussed in Note 13 - INVESTMENT IN AL MASANE AL KOBRA MINING CO. to the consolidated financial statements above, all parties have verbally agreed that the note will be assumed by AMAK, and AMAK will indemnify and defend the company against any and all claims arising from the note.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company has continued employing these individuals to meet the needs of the mining operation.  Upon finalization of the transfer of the lease and the assets to AMAK, the Board voted to terminate the employees and give them an opportunity to apply for work with AMAK if they chose.  Funds to pay severance and any back pay were transferred to the Company’s bank account in Saudi Arabia in January 2009, and the termination process is scheduled to be completed by the end of the third quarter.

At this time, the Company has no definitive plans for the development of its domestic mining assets held by Pioche near Pioche, Nevada.  The Company periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.  Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.  However, the recent collapse in real estate values prompted the Company to re-evaluate its holding and record an impairment charge of approximately $496,000 in 2008.  No further charge was deemed necessary as of June 30, 2009.

The Company’s management and Board of Directors have many years of experience in the exploration for, and development of, mineral prospects in various parts of the world.

Members of the Company’s Board serving concurrently on the AMAK Board are:

Mr. Hatem El Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  He served as President of the Company from 1975 and Chief Executive Officer of the Company since February 1994.  Mr. El-Khalidi retired from the Company on June 30, 2009.  Mr. El Khalidi originally discovered the Al Masane deposits, and development has been under his direct supervision throughout the life of the project. Mr. El Khalidi’s current term expires in 2010.  Mr. El Khalidi is an original member of the Board of AMAK.
Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas.  Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry. Mr. Sultan is a member of the Audit, Nominating, and Compensation Committees of the Company.  Mr. Sultan’s current term expires in 2010.   Mr. Sultan is an original member of the Board of AMAK.
Mr. Nicholas Carter, the Company’s President and Chief Executive Officer, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment. His employment in the petrochemical business predates the acquisition by the Company in 1987. Mr. Carter was appointed to the Board on April 27, 2006.  Mr. Carter’s current term expires in 2011.  Mr. Carter also serves as a Director and President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock. Mr. Carter was appointed to the Board of AMAK in February 2009 and was appointed to his present position on July 1, 2009.
Mr. Robert E. Kennedy was appointed to the Board on January 15, 2007 and has extensive experience in the petrochemical industry including over 30 years service with Gulf Oil and Chevron Chemical.  In 1989, while helping form the International Business Development Group for Chevron Chemical, he was involved in the development of a major installation in Saudi Arabia which came on stream in 1999.  Mr. Kennedy is a member of the Company’s Audit, Compensation, and Nominating Committees.  Mr. Kennedy’s current term expires in 2012.  Mr. Kennedy was appointed to the Board of AMAK in April 2009.

Operating Activities

Cash provided by Operating Activities was approximately $5,913,000 in the first six months of 2009 as compared with cash used of approximately $3,877,000 in the same period of 2008.  Primary factors leading to the 252.5% increase in cash during the first six months of 2009 as compared to the same period in 2008 are as follows:

(1)In 2009 trade receivables increased approximately $739,000, as compared to an increase of $5,403,000 in 2008;

(2)In 2009 income tax receivable increased by about $1,654,000 as compared to a decrease of $707,000 in 2008;

(3)In 2009 inventory increased approximately $2,563,000 (due to price and volume increases) as compared to an increase of about $3,467,000 (also due to price and volume increases) in 2008;

(4)In 2009 accounts payable and accrued liabilities decreased approximately $577,000 while in 2008 the same accounts increased by about $1,099,000;

(5)In 2009 derivative instrument deposits decreased $3,950,000, as compared to no change in 2008 (due to return of previous margin call deposits);

(6) In 2009 other liabilities increased $553,000 due to funds received from outside parties for capital projects, as compared to no change in 2008;

(7)In 2009 accrued interest decreased approximately $34,000 as compared to an increase of about $9,000 in 2008; and

(8)In 2009 accrued liabilities in Saudi Arabia increased approximately $37,000 while in 2008 there was an increase of about $10,000.

The Company’s net income during the first half of 2009 increased by approximately $2,149,000 or 46.8% in 2009 as compared to the corresponding period of 2008. Major non-cash items affecting income included an increase in depreciation of approximately $696,000, an increase in the unrealized gain on derivative instruments of approximately $2,349,000, a decrease in share-based compensation of about $229,000, an increase in deferred income taxes of roughly $3,452,000 and a decrease in post retirement obligations of about $171,000.

Investing Activities

Cash used for investing activities during the first half of 2009 was approximately $1,711,000, representing a decrease of approximately $6,860,000 over the corresponding period of 2008.  The Company made a conscious decision in the first half of 2009 to limit cash used for capital purchases.  During the first half of 2008 approximately $6.1 million was spent for additions to Property, Pipeline and Equipment related to the Penhex Expansion project with another $0.6 million being expended for the construction of additional office space.

Financing Activities

Cash used in financing activities during the first half of 2009 was approximately $4,735,000 versus cash provided by financing activities of approximately $10,885,000 during the corresponding period of 2008.  The Company made principal payments on long-term debt during the first six months of 2009 of $4,000,000 on the Company’s line of credit and $750,000 on the term loan. In 2008 additions to long term debt of $10.9 million were from a $5.9 million draw on the line of credit and a $5.0 million draw on the term loan.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, property and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At June 30, 2009, Accumulated Other Comprehensive Loss net of $376,756 tax was $731,348 related to this transaction.

At December 31, 2008, margin deposits made on the financial swaps of $3,950,000 due to the decrease in the price of natural gasoline and crude were recorded on the Company’s Balance Sheet as financial contract deposits.  In the first six months of 2009 all of the collateral in the amount of $3,950,000 was returned to the Company.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended June 30, 2009, total petrochemical product sales decreased by about $7,075,000, transloading sales decreased by $6,839,000, and toll processing fees decreased by $111,000 for a net decrease in revenue of $14,025,000 or 32.9% over the same quarter of 2008.  Sales volume of petrochemical products for the second quarter of 2009 versus 2008 increased approximately 11.7%; however, sales volume from the transloading venture decreased by approximately 31.1%.  During the second quarter of 2009, the cost of petrochemical sales and processing (including depreciation) decreased approximately $13.6 million or 38.0% as compared to the same period in 2008. Consequently, total gross profit margin on revenue for the second quarter of 2009 decreased approximately $0.4 million or 6.1% as compared to the same period in 2008. The slight decrease in gross profit margin for the period was due to increases in the price of feedstock during the last month of the quarter.

Transloading sales for the second quarter of 2009 of approximately $1,206,000 represent a decrease of approximately $6,839,000 or 85% below fees for the same period in 2008 due to the contract expiration of the transloading venture undertaken by the Company.  Starting in April 2008, increasing in May, and finally at full contracted volume in June, the Company began loading railcars with natural gasoline for shipment to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover the expense and profit on the activity. The natural gasoline for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company had a one year contract that expired in April 2009 to provide this service at a fixed volume and markup. The market for diluents used in the oil sands crude production dried up as the price of crude oil fell to comparatively low levels in the later part of 2008. It is not expected that the business will pick up until crude shows strengthening over the longer term.  However, recently certain customers have approached the Company about a possible contract for the 2010 calendar year.  Negotiations are underway to secure another contract.

Toll processing fee revenue for the second quarter of 2009 of approximately $914,000 represents a decrease of approximately $111,000 or 10.9% below fees for the same period in 2008.  Toll processing customers are active and remain on long-term contracts.  While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company continues to search for opportunities which fit its location and process capabilities. Toll processing fees are expected to remain flat for the remainder of 2009.

The cost of petrochemical product sales and processing and gross profit for the three months ended June 30, 2009 includes an unrealized gain of approximately $603,000. The unrealized gain represents a reversal of write downs in previous periods and the changing value of those instruments still outstanding. The outstanding instruments, crude oil call options and offsetting put options will have no future cash effect.  The cost of petrochemical product sales and processing and gross profit for the three months ended June 30, 2008 includes an unrealized gain of approximately $2,605,000 and a realized gain of approximately $2,817,000 for a net gain effect of about $5,422,000.

For the six month period ending June 30, 2009, total petrochemical product sales, transloading sales and processing fees decreased approximately $17.9 million or 24.2%, and the cost of petrochemical sales and processing, including depreciation, decreased approximately $21.5 million or 34.7% for the same period in 2008. Consequently, the total gross profit margin on petrochemical product sales, transloading sales and processing during the first six months of 2009 increased approximately $3.7 million as compared to the same period in 2008. The cost of petrochemical product sales and processing and gross profit margin for the six month period ended June 30, 2009, includes an estimated unrealized gain of approximately $6,965,000 a realized loss of $5,856,000 for a net gain effect of approximately $1,109,000.  The cost of petrochemical product sales and processing and gross profit margin for the six month period ended June 30, 2008, includes an estimated unrealized gain of approximately $4,616,000 a realized gain of $3,087,000 for a net gain effect of approximately $7,703,000.

Growth of the North American markets served by the Company has generally been 2% to 3% annually over the past ten (10) years.  The Company’s growth in production has generally matched that trend over the same time period, although after the March 2005 expansion, the Company’s growth rate in production and sales exceeded the industry wide growth rate.  The Company bases its marketing philosophy on high quality, consistent products and service to customers, and believes this is essential to being successful in the specialty product marketplace.  In addition to growth in the North American market, the Company is actively pursuing export opportunities with current sales in Australia, Brazil, Europe and the Middle East among other areas.  A marketing office in Madrid, Spain was recently opened to better serve potential customers in Europe and the Eastern Hemisphere.

Demand remained strong for most products through the first six months of 2009, and the process ran at 54% of the new expanded capacity per calendar day.  For the second quarter of 2009, the process ran at 60% of the new penhex capacity. With the addition of the new facilities in October 2008, the percent of utilization, while flat in terms of real volume, is lower on a percentage basis due to the increased baseline capacity.  The Company expects it to take three to five years to market the full volume of product available under the new capacity.  With the previous capacity limitations, the utilization rate was generally in the low 90% range.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate the rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed to maintain margins. Generally, a maximum of 50% of the Company’s monthly feedstock requirements for three to nine months ahead may be covered at any one time. 20% to 30% has been the typical range.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops.  The program is designed to insure against unforeseen dramatic price swings rather than a speculative profit center.  The Company primarily employs a “buy and hold” strategy.  After the hedging losses incurred by the precipitant drop in petroleum prices in the second half of 2008, the Board of Directors determined that an updated policy, risk review procedure, and oversight process was needed prior to resuming the hedging program.  Development of those programs is underway and the new policy will be ready for adoption during the third quarter of 2009 (see Note 8).  Management feels the need for hedging protection is reduced in the current petroleum markets with weak demand and plentiful supply.  The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, decreased during the first six months of 2009 as compared to 2008.

MINING SEGMENT, GENERAL CORPORATE EXPENSES AND BALANCE SHEET DISCUSSION.  None of the Company's operations in its Mining Segment generate operating or other revenues. Noncontrolling Interest reflected on the Statements of Income represents Pioche minority stockholders’ share of the losses from Pioche operations. Pioche losses are primarily attributable to the costs of maintaining the Nevada mining properties.

The Al Masane mining project prior to being transferred to AMAK in December 2008 required approximately $60,000 per month of cash outlay to maintain facilities and advance development of the project in addition to the lease payment of $117,300 per year.  During the first six months of 2009 the Company recorded approximately $264,000 as expense.  These expenses were normal expenses relating to salaries and administration in Saudi Arabia, but due to the asset transfer to AMAK were no longer capitalized.

General and Administrative costs for the second quarter of 2009 increased approximately $72,000 as compared to the same period in 2008 due primarily to the expensing of expenditures in Saudi Arabia versus their capitalization in the prior year.

Interest expense for the second quarter of 2009 of approximately $338,000 represents an increase of approximately $281,000 over the same period in 2008.  Interest expense increased in 2009 due to the increase in notes payable balances related to the expansion of the facilities in Silsbee, Texas.

General and Administrative costs for the first half of 2009 decreased approximately $522,000 as compared to the same period in 2008.  This decrease is primarily attributable to approximately $579,000 less expense related to the post-retirement benefits, directors’ fees, and officer compensation, an increase of $94,000 related to Saudi expenses, and a decrease of approximately $29,000 in insurance costs.

Interest expense for the first half of 2009 of approximately $646,000 represents an increase of approximately $556,000 for the same period in 2008.  Interest expense increased in 2009 due to the increase in notes payable balances related to the expansion of the facilities.

The Balance Sheet of the Company includes several noteworthy changes for June 30, 2009 as compared to that published in the Company’s Annual Report for December 31, 2008, primarily attributable to the Petrochemical Segment. Trade receivables increased during the first six months of 2009 by $0.7 million to $12.6 million due to increased credit terms being allowed to foreign customers.  The average collection period remains normal for the business.  Inventories increased from December 31, 2008 due to an increase in the volume and price of inventory the Company had on hand at the end of the period. As discussed previously, derivative instruments decreased from a current liability of approximately $8.7 million to $1.1 million due to settlements of instruments during the first half of 2009 and changes in fair value of contracts on hand at June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 8 on pages 11 through 13 of this Form 10-Q.

Interest Rate Risk

Refer to Note 8 on pages 11 through 13 of this Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no reportable legal proceedings or activity for the quarter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 10, 2009, the Company held its annual meeting of stockholders in Dallas, Texas. Robert E. Kennedy and Allen P. McKee were re-elected/elected to serve as directors of the Company.  In addition, the stockholders ratified the selection of Travis, Wolff & Company, LLP as the Company’s independent registered public accounting firm.  Below is a table containing the number of votes cast for, against or withheld, as well as the number of abstentions and non-votes, as to each such matter.

	Votes For	Votes Against or Withheld	Abstentions	Non-Votes
Robert E. Kennedy	10,012,579	6,505,999	--	--
Allen P. McKee	16,436,767	81,811	--	--
Travis, Wolff & Company, LLP	15,780,900	135,528	602,150	--

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

DATE:  August 7, 2009                                                                  ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                                             By: /s/Connie Cook
                                                                 Connie Cook
                                                                  Treasurer