Form 10-Q
period 2009-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2009-11-06
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 5, 2009: 23,433,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2009 (unaudited)	DECEMBER 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$2,469,926	$2,759,236
Trade Receivables, net of allowance for doubtful accounts of $126,500 and $500,000, respectively	14,090,220	11,904,026
Current portion of notes receivable, net of discount of $22,104 and $53,628,respectively	468,109	528,549
Derivative instrument deposits	--	3,950,000
Prepaid expenses and other assets	781,801	799,342
Inventories	3,787,904	2,446,200
Deferred income taxes	1,903,122	8,785,043
Income taxes receivable	3,000,000	429,626
Total current assets	26,501,082	31,602,022

Property, Pipeline and Equipment	50,303,714	47,184,865
Less: Accumulated Depreciation	(17,067,622)	(14,649,791)
Net Property, Pipeline and Equipment	33,236,092	32,535,074

Investment in AMAK	33,002,407	33,002,407
Mineral Properties in the United States	605,848	588,311
Notes Receivable, net of discount of $4,345 and $16,793, respectively, net of current portion	52,177	407,388
Other Assets	10,938	10,938

TOTAL ASSETS	$93,408,544	$98,146,140
LIABILITIES
Current Liabilities
Accounts payable	$2,436,628	$6,069,851
Accrued interest	126,342	147,461
Derivative instruments	1,167,085	8,673,311
Accrued liabilities	1,556,584	1,029,690
Accrued liabilities in Saudi Arabia	1,075,749	1,429,156
Notes payable	12,000	12,000
Current portion of post retirement benefit	83,202	--
Current portion of long-term debt	1,724,860	4,920,442
Current portion of other liabilities	618,505	544,340
Total current liabilities	8,800,955	22,826,251

Long-Term Debt, net of current portion	23,964,627	23,557,294
Post Retirement Benefit, net of current portion	808,815	823,500
Other Liabilities, net of current portion	692,719	446,035
Deferred Income Taxes	4,210,581	3,356,968
Total liabilities	38,477,697	51,010,048

EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,433,995 and 23,421,995 shares in 2009 and 2008, respectively	2,343,399	2,342,199
Additional Paid-in Capital	41,511,024	41,325,207
Accumulated Other Comprehensive Loss	(763,014)	(1,120,072)
Retained Earnings	11,564,508	4,299,535
Total Arabian American Development Company Stockholders’ Equity	54,655,917	46,846,869
Noncontrolling Interest	274,930	289,223
Total equity	54,930,847	47,136,092

TOTAL LIABILITIES AND EQUITY	$93,408,544	$98,146,140

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008

REVENUES
Petrochemical Product Sales	$29,741,240	$38,784,278	$79,280,937	$102,444,163
Transloading Sales	--	7,890,773	4,624,681	15,935,628
Processing Fees	906,848	1,066,919	2,724,801	3,207,402
	30,648,088	47,741,970	86,630,419	121,587,193

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $556,281, $260,543, $1,671,957, and $746,348, respectively)	26,354,402	56,851,844	66,948,640	118,973,330

GROSS PROFIT (LOSS)	4,293,686	(9,109,874)	19,681,779	2,613,863

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,480,340	1,655,790	6,581,643	6,278,770
Depreciation	107,397	82,534	328,739	237,591
	2,587,737	1,738,324	6,910,382	6,516,361

OPERATING INCOME (LOSS)	1,705,949	(10,848,198)	12,771,397	(3,902,498)

OTHER INCOME (EXPENSE)
Interest Income	12,141	56,628	53,976	164,731
Interest Expense	(324,449)	(109,368)	(970,857)	(199,675)
Miscellaneous Income (Expense)	65,176	(2,757)	(17,293)	42,109
	(247,132)	(55,497)	(934,174)	7,165

INCOME (LOSS) BEFORE INCOME TAXES	1,458,817	(10,903,695)	11,837,223	(3,895,333)

INCOME TAXES	934,246	(3,969,245)	4,586,543	(1,534,230)

NET INCOME (LOSS)	524,571	(6,934,450)	7,250,680	(2,361,103)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,557	3,388	14,293	18,043

NET INCOME (LOSS) ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$528,128	$(6,931,062)	$7,264,973	$(2,343,060)

Basic Earnings (Loss) per Common Share
Net Income (Loss) attributable to Arabian American Development Company	$0.02	$(0.30)	$0.31	$(0.10)
Basic Weighted Average Number
of Common Shares Outstanding	23,733,995	23,471,995	23,725,995	23,354,193

Diluted Earnings (Loss) per Common Share
Net Income (Loss) attributable to Arabian American Development Company	$0.02	$(0.30)	$0.31	$(0.10)
Diluted Weighted Average Number
of Common Shares Outstanding	23,753,535	23,471,995	23,822,601	23,354,193

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2008	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$4,299,535	$46,846,869	$289,223	$47,136,092

Stock options
Issued to Directors	--	--	141,778	--	--	141,778	--	141,778
Issued to Employees	--	--	4,439	--	--	4,439	--	4,439
Stock issued to Directors	12,000	1,200	39,600	--	--	40,800	--	40,800
Unrealized Gain on Interest Rate Swap (net of income tax expense of $183,939)	--	--	--	357,058	--	357,058	--	357,058
Net Income (Loss)	--	--	--	--	7,264,973	7,264,973	(14,293)	7,250,680
Comprehensive Income	--	--	--	--	--	7,622,031	--	--

SEPTEMBER 30, 2009	23,433,995	$2,343,399	$41,511,024	$(763,014)	$11,564,508	$54,655,917	$274,930	$54,930,847

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES
Net Income (Loss) attributable to Arabian American Development Co.	$7,264,973	$(2,343,060)
Adjustments to Reconcile Net Income (Loss) attributable to Arabian American Development Co. to Net Cash Provided by (Used in)
Operating Activities:
Depreciation	2,002,696	983,939
Accretion of Notes Receivable Discounts	(43,972)	(80,802)
Unrealized (Gain) Loss on Derivative Instruments	(6,965,228)	10,396,294
Share-based Compensation	187,017	282,000
Deferred Income Taxes	7,551,595	(4,600,952)
Provision for doubtful accounts	111,154	--
Postretirement Obligation	68,517	202,000
Loss attributable to noncontrolling interest	(14,293)	(18,042)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(2,297,348)	(4,707,152)
Decrease in Notes Receivable	459,623	533,547
(Increase) Decrease in Income Tax Receivable	(2,570,374)	1,070,407
Increase in Inventories	(1,341,704)	(8,342,525)
(Increase) Decrease in Derivative Instrument Deposits	3,950,000	(6,350,000)
(Increase) Decrease in Prepaid Expenses	17,540	(120,604)
Increase (Decrease)in Accounts Payable and Accrued Liabilities	(3,106,329)	8,713,411
Increase (Decrease) in Accrued Interest	(21,119)	28,753
Increase in Other Liabilities	773,000	--
Decrease in Accrued Liabilities in Saudi Arabia	(353,407)	(549)
Net Cash Provided by (Used in) Operating Activities	5,672,341	(4,353,335)

INVESTING ACTIVITIES
Additions to Al Masane Project	--	(342,046)
Additions to Property, Pipeline and Equipment	(3,155,865)	(14,524,431)
Additions to Mineral Properties in the U.S.	(17,537)	(473)

Net Cash Used in Investing Activities	(3,173,402)	(14,866,950)

FINANCING ACTIVITIES
Additions to Long-Term Debt	2,530,761	16,900,000
Repayment of Long-Term Debt	(5,319,010)	(22,697)

Net Cash Provided by (Used in) Financing Activities	(2,788,249)	16,877,303

NET DECREASE IN CASH AND CASH EQUIVALENTS	(289,310)	(2,342,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,759,236	4,789,924

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,469,926	$2,446,942

Supplemental disclosure of cash flow information:
Cash payments for interest	$991,976	$546,408
Cash payment for taxes, net of refunds	$(278,622)	$4,814
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$452,151	$468,522
Investment in AMAK	$--	$3,525,000
Issuance of common stock for settlement of accrued directors’ compensation	$--	$229,501
Unrealized gain/loss on interest rate swap, net of tax	$357,058	$533,515

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns 100% of the capital stock of South Hampton Resources International, SL (SHRI) located in Spain and a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity. The Petrochemical Company, its subsidiaries and SHRI constitute the Company’s Specialty Petrochemicals Segment. Pioche constitutes its Mining Segment at September 30, 2009.  The Company included the Al Masane Project (Note 13) along with Pioche in its Mining Segment at September 30, 2008 and for the three and nine months then ended.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” — an amendment of SFAS No. 140” (“SFAS 166”)”, which was primarily codified into Topic 860 in the Accounting Standards Codification (“ASC”).  This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 in the ASC, Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact adoption of this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), which has not been codified in the ASC. This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“US GAAP”) -a replacement of FASB Statement No. 162” (“SFAS 168”) which was primarily codified into Topic 105 in the ASC. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective beginning with the quarter ended September 30, 2009.  All references to GAAP in the consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP; therefore, it does not have an impact on the Company’s consolidation financial statements.

In June 2009 the SEC released “Update of codification of Staff Accounting Bulletins”. This update amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), primarily codified into Topic 805 in the ASC and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), primarily codified into ASC 810-10-65. This update is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations and non-controlling interests.

In August 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value”.
This statement includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This statement is effective for the first report period (including interim periods) beginning after issuance. The application of ASU No. 2009-05 had no impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	September 30, 2009	December 31, 2008
Raw material	$2,293,154	$1,291,400
Petrochemical products	1,494,750	1,154,800
Total inventory	$3,787,904	$2,446,200

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2009, current cost exceeded LIFO value by approximately $467,000.  At December 31, 2008, the Company recorded a charge of approximately $1,786,000 to reduce inventory to net realizable value.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $2.43 million and $1.35 million at September 30, 2009, and December 31, 2008, respectively (see Note 7).

4. PROPERTY, PIPELINE AND EQUIPMENT

	September 30, 2009	December 31, 2008
Platinum catalyst	$1,497,285	$1,318,068
Land	689,363	552,705
Property, pipeline and equipment	48,107,066	45,304,092
Construction in progress	10,000	10,000
Total property, pipeline and equipment	50,303,714	47,184,865
Less accumulated depreciation and amortization	(17,067,622)	(14,649,791)
Net property, pipeline and equipment	$33,236,092	$32,535,074

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank as of September 30, 2009 and December 31, 2008 (see Note 7).

Interest capitalized for construction for the three months ended September 30, 2009, and 2008, was $8,129 and $175,721, respectively.  Interest capitalized for construction for the nine months ended September 30, 2009, and 2008, was $8,129 and $375,485, respectively.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $3,280 and $1,077 for the three months ended September 30, 2009, and 2008, respectively and $9,843 and $7,538 for the nine months ended September 30, 2009, and 2008, respectively.

5. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income (loss) per share attributable to Arabian American Development Co. for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic Net Income (Loss) per Share:
Net Income (Loss) attributable to Arabian American Development Co.	$528	23,734	$0.02	$(6,931)	23,472	$(0.30)

Dilutive stock options outstanding		20			--

Diluted Net Income (Loss) per Share:
Net Income (Loss) attributable to Arabian American Development Co.	$528	23,754	$0.02	$(6,931)	23,472	$(0.30)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic Net Income (Loss) per Share:
Net Income (Loss) attributable to Arabian American Development Co.	$7,265	23,726	$0.31	$(2,343)	23,354	$(0.10)

Dilutive stock options outstanding		97			--

Diluted Net Income (Loss) per Share:
Net Income (Loss) attributable to Arabian American Development Co.	$7,265	23,823	$0.31	$(2,343)	23,354	$(0.10)

At September 30, 2009, and 2008, 439,000 and 500,000 potential common stock shares were issuable upon the exercise of options.

Inclusion of the Company’s options in the diluted loss per share for the three and nine months ended September 30, 2008, has an anti-dilutive effect because the Company incurred a loss from operations.

6. SEGMENT INFORMATION

As discussed in Note 1, the Company has two business segments. The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, and miscellaneous income. Information on the segments is as follows:

Three Months ended September 30, 2009	Petrochemical	Mining	Corporate And Other**	Total

Revenue from external customers	$30,648,088	$--	$--	$30,648,088
Depreciation*	663,393	--	285	663,678
Operating income (loss)	2,195,084	(93,993)	(395,142)	1,705,949

Total assets	$59,800,289	$605,848	$33,002,407	$93,408,544

Three Months ended September 30, 2008

Revenue from external customers	$47,741,970	$--	$--	$47,741,970
Depreciation*	342,792	--	285	343,077
Operating income (loss)	(10,666,804)	(78,342)	(103,053)	(10,848,199)

Total assets	$74,783,759	$45,747,630	$--	$120,531,389

Nine Months ended September 30, 2009

Revenue from external customers	$86,630,419	$--	$--	$86,630,419
Depreciation*	1,999,840	--	856	2,000,696
Operating income (loss)	14,103,304	(395,545)	(936,362)	12,771,397

Nine Months ended September 30, 2008

Revenue from external customers	$121,587,193	$--	$--	$121,587,193
Depreciation*	983,083	--	856	983,939
Operating income (loss)	(2,287,077)	(309,270)	(1,306,151)	(3,902,498)

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).
** Corporate and Other includes the Company’s $33,002,407 joint venture interest in AMAK at September 30, 2009 (Note 13) and certain corporate expenses.

Information regarding foreign operations for the three and nine months ended September 30, 2009 and 2008 follows (in thousands). Revenues are attributed to countries based upon the origination of the transaction.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
United States	$30,648	$47,742	$86,630	$121,587
Saudi Arabia	--	--	--	--
	$30,648	$47,742	$86,630	$121,587
Long-lived Assets
United States	$33,842	$33,927
Saudi Arabia	--	43,766
	$33,842	$77,693

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At September 30, 2009, there was a short-term amount of $1,400,000 and a long-term amount of $11,300,000 outstanding. At December 31, 2008, there was a short-term amount of $906,577 and a long-term amount of $13,093,423 outstanding.   The interest rate on the loan varies

according to several options.  At September 30, 2009, and December 31, 2008, the rate was 3.0%.  Interest is paid monthly.

In May 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.  An amendment was entered into on July 8, 2009, which extended the termination date to June 30, 2011.  Additional amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million based upon the Company’s accounts receivable and inventory.  At September 30, 2009, and December 31, 2008, there was a short-term amount outstanding of $324,860 and $3,994,855, respectively due to the outstanding amount surpassing the borrowing base limit allowed and a long-term amount outstanding of $12,664,627 and $10,463,871, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At September 30, 2009, and December 31, 2008, the rate was 3.0%.  The amount drawn on the loan exceeded the borrowing base at September 30, 2009, but was remedied within 15 days after the end of the third quarter.  The amount drawn on the loan also exceeded the borrowing base at December 31, 2008.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan.

The Company currently has a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires seven years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at September 30, 2009, 2 years 3 months of the 7 year agreement have elapsed.  The tank lease and pipeline connection agreement replaced a previous lease and pipeline connection agreement that had been in place since 1985 with a different vendor.

During the first nine months of 2008, $61,000 of the liability to the Company’s previous President and Chief Executive Officer, Mr. El Khalidi, was paid.  In the first nine months of 2009, approximately $360,000 of the liability to Mr. El Khalidi was paid, resulting in a balance of approximately $83,000 which remains outstanding as of September 30, 2009.  Approximately $34,000 of that amount relates to termination benefits due according to Saudi law upon Mr. El Khalidi’s retirement from the Company.

8. DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the three months ended September 30, 2009, and 2008, represented approximately 79.5% and 87.8% of TOCCO’s operating expenses, respectively. During the first half of 2009 the Company saw a decrease in the cost of feedstock and natural gas due to lower per unit costs as the petroleum market worldwide experienced falling prices.  Prior to the decline in the market during the fourth quarter of 2008, feedstock and natural gas expense had become an increasingly larger portion of TOCCO’s operating expenses due to the dramatic increases in all hydrocarbon prices in 2007 and early 2008

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limited exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements.

On February 26, 2009, the Board of Directors rescinded the 1992 resolution and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy.

South Hampton endeavors to acquire feedstock and natural gas at the lowest possible cost.  The primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. South Hampton does not purchase or hold any derivative financial instruments for trading purposes.

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

The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August 2008, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.  Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  As of mid-November 2008 neutralized positions for all crude options by having the same number of puts and calls in place for a particular strike price thereby allowing the options to expire with no further cash effect.  In August, September, and October 2008 margin calls were made on the financial derivatives for $10,250,000 due to the decrease in the price of natural gasoline and crude.  As of September 30, 2009, and December 31, 2008, collateral in the amount of $0 and $3,950,000 remained on deposit. The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed. The Company exited that market entirely as of mid-November 2008.

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of September 30, 2009, South Hampton had committed to crude option contracts with settlement dates through December 2009.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Unrealized gain (loss)	$3,622	$(17,737)	$17,447		$(10,121)
Realized gain (loss)	(3,622)	2,378	(16,338)		5,465
Net gain (loss)	$--	$(15,359)	$1,109	$	(4,656)

	September 30, 2009	December 31, 2008

Fair value of derivative liability	$11	$6,976

The realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2009, and 2008.

Interest Rate Swap

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will receive credit for payments of interest made on the term loan based upon the London InterBank Offered Rate (LIBOR) and will pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The fair value of the derivative liability associated with the interest rate swap at September 30, 2009, and December 31, 2008 totaled $1,156,082 and $1,697,079, respectively.  The cumulative loss of $763,014 (shown net of deferred tax benefit of $393,068) from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized gain on the interest rate swap for the nine months ended September 30, 2009, included in other comprehensive loss is $357,058 (net of $183,939 of income tax expense).

For the three and nine months ended September 30, 2009, $129,758 and $384,080, respectively, were reclassified from other comprehensive income (loss) into interest expense.  For the three and nine months ended September 30, 2008, $28,960 was reclassified from other comprehensive income (loss) into interest expense.  The net amount of pre-tax loss in other comprehensive income (loss) as of September 30, 2009, predicted to be reclassified into earnings within the next 12 months is approximately $454,000.

9. FAIR VALUE MEASUREMENTS

The fair value of financial instruments at September 30, 2009 is summarized as follows:

	Carrying Amount	Fair Value

Cash and cash equivalents	$2,469,926	$2,469,926
Notes receivable	520,286	520,286
Accrued interest	126,342	126,342
Derivative instruments	1,167,085	1,167,085
Accrued liabilities	1,556,584	1,556,584
Accrued liabilities in Saudi Arabia	1,075,749	1,075,749
Notes payable	12,000	12,000
Long Term Debt	25,689,487	25,689,487
Other liabilities	1,311,224	1,311,224

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

The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements effective January 1, 2008, which is codified into Topic 820 in the ASC.

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. ASC Topic 820 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton has used financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. As discussed above, during the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  At September 30, 2009, outstanding instruments were crude oil options with settlements dates through December 31, 2009.  South Hampton has not designated these financial instruments as hedging transactions under ASC Topic 815.

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

Interest Rate Swap

In March 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  South Hampton has designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Options on Crude	$11,003	$-	$11,003	$-
Interest Rate Swap	1,156,082	-	1,156,082	-
Total	$1,167,085	$-	$1,167,085	$-

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

In September 2009 the Company issued 12,000 shares of common stock to non-employee Board members for services rendered.  Compensation expense recognized in connection with this issuance was $40,800.

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

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2009	500,000	$1.20
Granted	439,000	$3.22
Exercised	--	--
Expired	(100,000)	2.00
Cancelled	(400,000)	1.00
Forfeited	--	--
Outstanding at September 30, 2009	439,000	$3.22
Exercisable at September 30, 2009	439,000	$3.22

On July 2, 2009, the Company’s Board considered Mr. El Khalidi’s option to purchase 400,000 shares of Company common stock with an exercise price of $1.00 per share (the “Option”) as authorized by that certain Board Resolution, dated October 10, 1995 (the “1995 Resolution”) and resolved that the Option granted by the Company to Hatem El Khalidi pursuant to the 1995 Resolution is hereby officially terminated in all respects and same shall be removed from the Company’s books and records.  The Board next considered Mr. El Khalidi’s efforts related to the Al Masane mining project in southwestern Saudi Arabia in conjunction with his retirement as Chief Executive Officer of the Company on June 30, 2009, and after discussion, the Board documented its sincere appreciation of Mr. El Khalidi’s efforts related to the mining project and issued two stock options to Mr. El Khalidi and wife, Ingrid El Khalidi, tied to the performance of AMAK: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  The fair value of the options granted to Mr. El Khalidi and wife, Ingrid El Khalidi was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	139-402%
Expected dividends	None
Expected term (in years)	1.5-7
Risk free interest rate	0.98%-3.14%

The Company recognized approximately $93,000 in share based compensation related to this transaction.

On August 27, 2009, outstanding options of 100,000 shares awarded to Mr. Ghazi Sultan expired.

For the other outstanding 39,000 options, 35,000 have a remaining life of 9 years, three months, and 4,000 have a remaining life of 9 years, four months as of September 30, 2009.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Income tax expense for the three and nine months ended September 30, 2009 differs from the amount computed by applying the applicable U. S. Corporate tax rate due primarily to an increase in a valuation allowance of approximately $365,000.  Tax returns for the years 2006 through 2008 remain open for examination in various tax jurisdictions in which it operates.  In early 2009 the Internal Revenue Service (IRS) commenced an examination of the Company’s 2007 tax return that is anticipated to be completed by the end of 2009.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2009, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2009, no interest or penalties related to uncertain tax positions had been accrued.

12. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement replacing the February 2007 agreement was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $861,000 based upon an annuity single premium value contract was outstanding at September 30, 2009, and was included in post retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of September 30, 2009, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of faithful service.  This amount was outstanding at September 30, 2009, and was included in post retirement benefits.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In late 2007 the Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008.  The basic terms of agreement forming AMAK as initially recognized by the Company are as follows: (1) the total capitalization is $120 million, (2) the Company subscribed to purchase 50% of AMAK’s stock and the Saudi investors subscribed to purchase the remainder, (3) the Company contributed its mining assets and mining lease for 25% of AMAK’s stock and the Saudi investors contributed $60 million cash for 50% of AMAK’s stock, and (4) the Company would be obligated to contribute an additional $30 million of capital for the remaining 25% of AMAK’s stock should the Board of AMAK make a call for capital.  Item 4 is a change from the previous position of the Company and was concluded after detailed legal research by a well respected Saudi law firm.  This issue is addressed in greater detail below.

AMAK applied to the Saudi Industrial Development Fund in February 2009 for a loan sufficient to complete the project and a response is expected in late 2009 or early 2010. Loans from private banks and/or inclusion of other investors are other possibilities under investigation. AMAK has all powers of administration over the Al Masane mining project. The Company's mining lease and note payable to the Saudi government are in the process of being formally transferred to AMAK once certain administrative matters are completed with the incorporation documents to allow the transfer of the license in lieu of a cash contribution.  An appraisal of the assets was completed in April 2009 with a total valuation of approximately $88 million. The appraisal was done in order that current values might be used in filings with the Ministry to demonstrate that the capital of the Company is fully paid.  AMAK is constructing the mining and treatment facilities, and upon projected completion in early 2010, will operate the mine. The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors. The original documents are in Arabic, and English translations have been provided to the parties.

During an April 2009 AMAK Board meeting, a Saudi director, who is also an AMAK shareholder, questioned the validity of the Partnership Agreement between the Company and several of the Saudi investors which has been relied upon by the Company as the operating document since it was signed.  The issues raised include: discrepancies between the terms of the original Memorandum of Understanding and the Partnership Agreement; an allegation that various signatures for one or more of the Saudi investors on the Partnership Agreement were not authorized; the Saudi attorney that prepared the Partnership Agreement exceeded his authority; and whether the Company’s capital contribution for 50% of AMAK’s stock is fully paid.  The Company has relied upon the Partnership Agreement for the past year.

After extensive research, investigation and deliberation, the Board of Directors of the Company determined that while the documents relating to the formation of AMAK were poorly drafted and ambiguous in certain areas, a business decision should be made to settle the dispute and move the project forward rather than spend time and legal fees resolving the issues in the judicial arena of Saudi Arabia, with the outcome uncertain and potentially damaging to the progress of the venture.  The Company and Saudi investors reached a definitive written agreement effective August 25, 2009, with the following terms and conditions: (1) The Company will convey nine percent or 4,050,000 shares of AMAK stock to the other AMAK shareholders pro rata; (2) The Articles of Association and By-Laws of AMAK will be amended to reflect that: (a) the Company has fully and completely paid the subscription price for 18,450,000 shares of AMAK stock (or 41% of the issued and outstanding shares), (b) neither AMAK nor the other AMAK shareholders may require the Company to make an additional capital contribution without the Company’s written consent, and (c) the Company shall retain seats on the AMAK Board equal in number to that of the Saudi Arabian shareholders for a three year period beginning August 25, 2009; (3) AMAK will assume an $11 million Promissory Note from the Saudi Arabian Ministry of Finance & National Economy Loan to the Company, dated January 24, 1979, and will indemnify and defend the Company against any and all claims related to said Promissory Note; (4) For a three year period commencing August 25, 2009, the Company has the option to repurchase from the Saudi Arabian shareholders 4,050,000 shares of AMAK stock at a price equal to the then fair market value of said shares less ten percent; and (5) The two Memorandums of Understanding dated May 21, 2006 and June 10, 2006 respectively, as well as the Partnership Agreement dated August 6, 2006, are terminated for all purposes.  The Company is in the process of preparing amendments to various AMAK corporate documents to reflect the above and upon completion will submit to the AMAK Saudi Arabian shareholders for consideration.

On August 5, 2006, the Company signed a one year Financial and Legal Services and Advice Agreement with a Saudi legal firm and a Saudi management consultant to facilitate the: (1) formation of AMAK, (2) transfer of the mining assets and lease to AMAK, and (3) raising of additional capital.  The attorney and consultant were to be paid in stock issued by the Company and up to one million shares were to be issued in increments as each step was completed.  The agreement was extended on a month to month basis.  As of September 30, 2009, 750,000 shares were issued in payment due to the formation of AMAK and transfer of assets and lease into AMAK.  Stock issued had a value of $3,712,500 using the Company’s closing stock price on the date of the issuance of the commercial license and approval of the transfer. The agreement was cancelled in April 2009 with no further liability to the Company.

14. RELATED PARTY TRANSACTIONS

South Hampton incurred transportation and equipment costs of approximately $169,000 and $211,000 for the 3 months ended September 30, 2009, and 2008 and $657,000 and $625,000 for the nine months ended September 30, 2009 and 2008, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by Nicholas Carter, President and CEO of the Company.

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bears interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transferred to South Hampton at the end of the term which was July 2009.  Gross payments of $3,250 and $9,750 were made for the three months ended September 30, 2009, and 2008, and $22,750 and $29,250 for the nine months ended September 30, 2009, and 2008, respectively.

Legal fees of approximately $35,000 and $17,000 were paid during the three months ended September 30, 2009, and 2008, and approximately $81,000 and $71,000 were paid during the first nine months of 2009 and 2008 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Directors’ fees of $9,000 and $6,000 were paid during the three months ended September 30, 2009, and 2008, and $30,000 were paid during the first nine months 2009 and $3,000 of consulting fees and $21,000 of directors’ fees were paid during the first nine months of 2008 to Robert Kennedy, Board member.  The consulting fee arrangement was terminated in January 2008.  Directors’ fees relate to Mr. Kennedy’s service on the Board of TOCCO and its subsidiaries.

15. SUBSEQUENT EVENTS

Effective October 21, 2009, the Company’s Board of Directors authorized issuance of 2,750 shares of common stock to 3 employees in recognition of their valued service for over 30 years with the Company.

Management has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009.

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

SPECIALTY PETROCHEMICALS SEGMENT. Since the acquisition of TOCCO and subsidiaries in 1987, this segment has contributed all of the Company’s internally generated cash flows. As petroleum markets have fluctuated over the last twenty plus years, the primary operating subsidiary, South Hampton, has been able to remain competitive by raising prices, cutting costs, shifting focus, and/or developing new markets as necessary.  As a smaller niche player in a capital intensive industry dominated by larger companies, continuing adjustments to the business plan have been necessary to achieve steady profitability and growth.  South Hampton has developed a strong presence in the specialty C5 and C6 solvent markets and has a reputation in the industry for quality, consistency, and service to its customers.  Product demand has continued to be strong during the last several years and these conditions have allowed the Petrochemical Segment to report significant earnings and adapt to continuing volatility of the markets.

MINING SEGMENT. Currently, the Company’s only asset in this segment is its ownership interest in Pioche.  In previous reports this segment included the Company’s ownership interest in AMAK or its investment in the mining assets in Saudi Arabia.  Prior to 2009, costs that were incurred in Saudi Arabia in relation to the mining venture were capitalized. These were transferred to AMAK in December of 2008.

At this time, the Company has no definitive plans for the development of its domestic mining assets held by Pioche near Pioche, Nevada.  The Company periodically receives proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.  Recent investigation by the Company suggests the highest and best use of the property may be for residential and commercial real estate development versus accessibility of the minerals.  However, the recent collapse in real estate values prompted the Company to re-evaluate its holding and record an impairment charge of approximately $496,000 in 2008.  No further charge was deemed necessary as of September 30, 2009.

INVESTMENT IN AMAK. Implementation of the Saudi mining project had been delayed over the years until the mining investment environment in Saudi Arabia was right. With prices over the last few years at acceptable levels, and investment funds available, the Company has successfully joined with Saudi investors in establishing AMAK.

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

Metal prices were at record lows worldwide during 2003, and therefore, numerous mining projects were not economically feasible.  As prices recovered during the 2006-2008 time period, the project became economically viable.  Despite the drop in metal prices over the last half of 2008, if spot prices as of September 30, 2009, are used in the analysis, or even the ten year average of prices is used, the project remains economically attractive.  Mining economics, as with other capital intensive extractive industries will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the average prices of 2006 through 2008 to current levels:

	Average Price	Spot Price as of	Percentage
	For 2006-2008	09/30/09	Increase/(Decrease)
Gold	$723.00 per ounce	$990.00 per ounce	36.93%
Silver	$ 13.30 per ounce	$ 16.11 per ounce	21.13%
Copper	$ 3.16 per pound	$ 2.70 per pound	(14.56%)
Zinc	$ 1.47 per pound	$ 0.84 per pound	(42.86%)

On June 22, 1999, the Company submitted a formal application for a five year exclusive mineral exploration license for the Greater Al Masane Area of approximately 2,850 square kilometers surrounding the Al Masane mining lease area and including the Wadi Qatan and Jebel Harr areas. The Company previously worked in the Greater Al Masane Area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and expended over $2 million in exploration work. Geophysical, geochemical and geological work and diamond core drilling in the Greater Al Masane areas revealed mineralization similar to that discovered at Al Masane.  In August 2006 the Ministry notified the Company that its application for a mineral exploration license did not comply with requirements of the new Mining Code adopted in 2004.  The Ministry invited the Company to re-apply, taking into consideration the new requirement that each application be limited to 100 square kilometers in area.  AMAK intends to re-apply for multiple areas, choosing the areas previously identified as the highest grade locations.  Exploration license applications are being submitted in the name of AMAK.  Applications were submitted for two of the areas during the second quarter, and further applications are expected to be filed in the near future.  The applications filed concerned one area deemed to be the strongest potential for gold production and the other for nickel.

Management has addressed two other significant financing issues within this segment. These issues were the $11 million note (the “Note”) due the Saudi Arabian government and accrued salaries and termination benefits of approximately $1,076,000 due employees working in Saudi Arabia.

The Note was originally due in ten annual installments beginning in 1984. The Company has not made any repayments nor has it received any payment demands.  The final resolution of the Note was documented when the Ministry approved the transfer of the

Al Masane lease and assets to AMAK, and conditioned the transfer upon the Note being transferred to AMAK, to be paid out of proceeds of the Mining operation.  As discussed in Note 13 - INVESTMENT IN AL MASANE AL KOBRA MINING CO. to the consolidated financial statements above, all parties have agreed that the Note will be assumed by AMAK, and AMAK will indemnify and defend the company against any and all claims arising from the Note.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company has continued employing these individuals to meet the needs of the mining operation.  Upon finalization of the transfer of the lease and the assets to AMAK, the Board voted to terminate the employees and give them an opportunity to apply for work with AMAK if they chose.  Funds to pay severance and any back pay were transferred to the Company’s bank account in Saudi Arabia in January 2009, and the termination process is scheduled to be completed by the end of the year.

Operating Activities

Cash provided by Operating Activities was approximately $5,672,000 in the first nine months of 2009 as compared with cash used of approximately $4,353,000 in the same period of 2008.  Primary factors leading to the 230.3% increase in cash provided by operating activities during the first nine months of 2009 as compared to the same period in 2008 are as follows:

(1)In 2009 trade receivables only increased $2,297,000, as compared to an increase of $4,707,000 in 2008;

(2)In 2009 income tax receivable increased by about $2,570,000 as compared to a decrease of $1,070,000 in 2008;

(3)In 2009 inventory increased approximately $1,342,000 (due to increased prices) as compared to an increase of about $8,343,000 (also due to price and volume increases) in 2008;

(4)In 2009 accounts payable and accrued liabilities decreased approximately $3,106,000 while in 2008 the same accounts increased by about $8,713,000;

(5)In 2009 derivative instrument deposits decreased $3,950,000 (due to return of previous margin call deposits), as compared to an increase of $6,350,000 in 2008;

(6) In 2009 other liabilities increased $773,000 due to funds received from outside parties for capital projects, as compared to no change in 2008;

(7)In 2009 accrued interest decreased approximately $21,000 as compared to an increase of about $29,000 in 2008; and

(8)In 2009 accrued liabilities in Saudi Arabia decreased approximately $353,000 (due to the payment of amounts owed to the then President of the Company), while in 2008 there was a decrease of about $1,000.

The Company’s net income during the first nine months of 2009 increased by approximately $9,608,000 or 410.1% in 2009 as compared to the corresponding period of 2008. Major non-cash items affecting income included an increase in depreciation of approximately $1,019,000, an decrease in the unrealized loss on derivative instruments of approximately $17,362,000, a decrease in share-based compensation of about $95,000, an increase in deferred income taxes of roughly $12,153,000, and an increase in the provision for doubtful accounts of approximately $111,000, a write off of accounts receivable of approximately $485,000 and a decrease in post retirement obligations of about $133,000.

Investing Activities

Cash used for investing activities during the first nine months of 2009 was approximately $3,148,000, representing a decrease of approximately $11,694,000 over the corresponding period of 2008.  The Company made a conscious decision in the first three quarters of 2009 to limit cash used for capital purchases.  During the first nine months of 2008 approximately $12.0 million was spent for additions to Property, Pipeline and Equipment related to the Penhex Expansion project with another $0.9 million being expended for the construction of additional office space.

Financing Activities

Cash used in financing activities during the first nine months of 2009 was approximately $2,788,000 versus cash provided by financing activities of approximately $16,877,000 during the corresponding period of 2008.  The Company made principal payments on long-term debt during the first nine months of 2009 of $4,000,000 on the Company’s line of credit and $1,300,000 on the term loan. In 2008 additions to long term debt of $16.9 million were from a $9.9 million draw on the line of credit and a $7.0 million draw on the term loan.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At September 30, 2009, Accumulated Other Comprehensive Loss net of $393,068 tax was $763,014 related to this transaction.

At December 31, 2008, margin deposits made on the financial swaps of $3,950,000 due to the decrease in the price of natural gasoline and crude were recorded on the Company’s Balance Sheet as financial contract deposits.  In the first nine months of 2009 all of the collateral in the amount of $3,950,000 was returned to the Company.

RESULTS OF OPERATIONS

SPECIALTY PETROCHEMICALS SEGMENT. In the quarter ended September 30, 2009, total petrochemical product sales decreased by about $9,043,000, transloading sales decreased by $7,891,000, and toll processing fees decreased by $160,000 for a net decrease in revenue of $17,094,000 or 35.8% over the same quarter of 2008.  Sales volume of petrochemical products for the third quarter of 2009 versus 2008 increased approximately 24.3%; however, sales volume from the transloading venture decreased by 100.0% due to the expiration of the contract earlier in 2009.  During the third quarter of 2009, the cost of petrochemical sales and processing (including depreciation) decreased approximately $30.5 million or 53.6% as compared to the same period in 2008. Consequently, total gross profit margin on revenue for the third quarter of 2009 increased approximately $13.4 million or 147.1% as compared to the same period in 2008. The increase in gross profit margin for the period was due to decreased price of feedstock during the quarter.

The Company had no transloading sales for the third quarter of 2009 due to the expiration of the contract.  This represents a decrease of approximately $7,891,000 or 100% below fees for the same period in 2008.  Starting in April 2008, increasing in May 2008, and finally at full contracted volume in June 2008, the Company began loading railcars with natural gasoline for shipment to Canada to be used in oil sands processing. The Company purchases natural gasoline as part of its normal feedstock acquisition, loads the railcars and charges the customer the cost of the material plus a markup to cover expense and profit on the activity.  Natural gasoline for this operation is purchased, loaded and invoiced to the customer within the same month based upon monthly average prices for that month, thereby mitigating risk of price excursions which might harm the economics of the venture. The Company had a one year contract that expired in April 2009 to provide this service at a fixed volume and markup. The market for diluents used in the oil sands crude production dried up as the price of crude oil fell to comparatively low levels in the later part of 2008. It is not expected that the business will pick up until crude shows strengthening over the longer term.  However, certain customers have approached the Company about a possible contract for the 2010 calendar year.  Negotiations are underway to secure another contract.

Toll processing fee revenue for the third quarter of 2009 of approximately $907,000 represents a decrease of approximately $160,000 or 15.0% below fees for the same period in 2008.  Toll processing customers are active and remain on long-term contracts.  While there are some fluctuations in tolling volumes handled, toll processing has developed into a stable business and the Company continues to search for opportunities which fit its location and process capabilities. Toll processing fees are expected to remain flat for the remainder of 2009.

The cost of petrochemical product sales and processing and gross profit for the three months ended September 30, 2009 was not impacted by the derivative transactions.  The cost of petrochemical product sales and processing and gross profit for the three months ended September 30, 2008 includes an unrealized loss of approximately $17,737,000 and a realized gain of approximately $2,378,000 for a net loss effect of about $15,359,000.

For the nine month period ending September 30, 2009, total petrochemical product sales, transloading sales and processing fees decreased approximately $35.0 million or 28.7%, and the cost of petrochemical sales and processing, including depreciation, decreased approximately $52.0 million or 43.7% for the same period in 2008. Consequently, the total gross profit margin on petrochemical product sales, transloading sales and processing during the first nine months of 2009 increased approximately $17.1 million as compared to the same period in 2008. The cost of petrochemical product sales and processing and gross profit margin for the nine month period ended September 30, 2009, includes an estimated unrealized gain of approximately $17,447,000 a realized loss of $16,338,000 for a net gain effect of approximately $1,109,000.  The cost of petrochemical product sales and processing and gross profit margin for the nine month period ended September 30, 2008, includes an estimated unrealized loss of approximately $10,121,000 a realized gain of $5,465,000 for a net loss effect of approximately $4,656,000.

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

Demand remained strong for most products through the first nine months of 2009, and the process ran at 55.4% of the new expanded capacity per calendar day.  For the third quarter of 2009, the process ran at 58.8% of the new Penhex capacity. With the addition of the new facilities in October 2008, the percent of utilization, while flat in terms of real volume, is lower on a percentage basis due to the increased baseline capacity.  The Company expects it to take three to five years to market the full volume of product available under the new capacity.  With the previous capacity limitations, the utilization rate was generally in the low 90% range.

Since 2003 the Company has entered into derivative agreements to dampen sudden price spikes and provide feedstock price protection.  Management believes that if the derivative agreements can moderate the rate of change in the overall cost of feedstock, product prices can be adjusted sufficiently as needed to maintain margins. Generally, a maximum of 50% of the Company’s monthly feedstock requirements for three to nine months ahead may be covered at any one time although 20% to 30% has been the typical range.  This ratio cushions price increases and allows the Company to experience partial benefit when the price drops.  The program is designed to insure against unforeseen dramatic price swings rather than a speculative profit center.  The

Company primarily employs a “buy and hold” strategy.  After the hedging losses incurred by the precipitant drop in petroleum prices in the second half of 2008, the Board of Directors determined that an updated policy, risk review procedure, and oversight process was needed prior to resuming the hedging program.  On August 31, 2009, the Company adopted a formal risk management policy (see Note 8).  Management believes the need for hedging protection is diminished in the current petroleum markets with weak demand and plentiful supply.  The price of natural gas (fuel gas), which is the petrochemical operation’s largest single operating expense, decreased during the first nine months of 2009 as compared to 2008.

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

The Al Masane mining project, prior to being transferred to AMAK in December 2008, required approximately $60,000 per month of cash outlay to maintain facilities and advance development of the project in addition to the lease payment of $117,300 per year.  During the first nine months of 2009 the Company recorded approximately $339,000 as expense.  These expenses were normal expenses relating to salaries and administration in Saudi Arabia, but due to the asset transfer to AMAK were no longer capitalized.  The Saudi Arabian office of the Company is in the process of being closed.  Once accomplished, these expenses should be minimal.

General and Administrative costs for the third quarter of 2009 increased approximately $825,000 as compared to the same period in 2008 due primarily to the expensing of expenditures in Saudi Arabia versus their capitalization in the prior year.  General and Administrative costs for the first nine months of 2009 increased approximately $303,000 as compared to the same period in 2008.  This increase is primarily attributable to approximately $135,000 additional expense related to the consulting fees for marketing studies, an increase in property taxes of about $112,000, and an increase of $55,000 related to travel expenses.

Interest expense for the third quarter of 2009 of approximately $324,000 represents an increase of approximately $215,000 over the same period in 2008.  Interest expense increased in 2009 due to the increase in notes payable balances related to the expansion of the facilities in Silsbee, Texas.  Interest expense for the first nine months of 2009 of approximately $971,000 represents an increase of approximately $771,000 for the same period in 2008.  Interest expense increased in 2009 due to the increase in notes payable balances related to the expansion of the facilities.

The Balance Sheet of the Company includes several noteworthy changes for September 30, 2009 as compared to that published in the Company’s Annual Report for December 31, 2008, primarily attributable to the Petrochemical Segment. Trade receivables increased during the first nine months of 2009 by $2.2 million to $14.1 million due to increased credit terms being allowed to foreign customers.  The average collection period remains normal for the business.  Inventories increased from December 31, 2008 due to an increase in the volume and price of inventory the Company had on hand at the end of the period. As discussed previously, derivative instruments decreased from a current liability of approximately $8.7 million to $1.2 million due to settlements of instruments during the first nine months of 2009 and changes in fair value of contracts on hand at September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 8 on pages 10 through 12 of this Form 10-Q.

Interest Rate Risk

Refer to Note 8 on pages 10 through 12 of this Form 10-Q.

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

10(j)
- Master Lease Agreement dated February 3, 2009, between Silsbee Trading and Transportation Corp. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (file No. 0-6247)).

10(k)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926)).

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

DATE:  November 6, 2009               ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                            (Registrant)

                                                           By: /s/Connie Cook
                                                                Connie Cook
                                                                Treasurer