Form 10-K
period 2009-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2010-03-15
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926

ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
7752 FM 418 P. O. Box 1636 Silsbee, Texas (Address of principal executive offices)	77656 (Zip code)

Registrant’s telephone number, including area code: (409) 385-8300

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

_____________________

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐  The registrant is not yet subject to this requirement.

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2009, of the registrant’s voting securities held by non-affiliates was approximately $62 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 15, 2010:  23,436,745.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report.

TABLE OF CONTENTS`

Item Number and Description
PART I
ITEM 1. BUSINESS
General	1
United States Operations	1
European Operations	1
Saudi Arabia Operations	1
Investment In AMAK	2
Environmental	12
Personnel	13
Competition	13
Available Information	13

ITEM 1A. RISK FACTORS	13

ITEM 1B. UNRESOLVED STAFF COMMENTS	21

ITEM 2. PROPERTIES
United States Specialty Products Facility	22
United States Mineral Interests	24
Offices	25

ITEM 3. LEGAL PROCEEDINGS	26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28

ITEM 6. SELECTED FINANCIAL DATA	28

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview	29
Business Environment & Risk Assessment	30
Liquidity and Capital Resources	31
Results of Operations	33
New Accounting Standards	39
Critical Accounting Policies	41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	44

ITEM 9A. CONTROLS AND PROCEDURES	44

ITEM 9B. OTHER INFORMATION	45

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	46

ITEM 11. EXECUTIVE COMPENSATION	48

PART I

Item 1.   Business

General

Arabian American Development Company (the “Company”) was incorporated in the State of Delaware in 1967. The Company’s principal business activities include manufacturing various specialty petrochemical products and owning an interest in a Saudi Arabian joint stock mining company and in mineral properties in the United States.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

Prior to 2009 the Company operated in 2 business segments, petrochemical and mining.  As a result of the transfer in December 2008 of the Company’s mining assets located in Saudi Arabia to the joint stock company, Al Masane Al Kobra (“AMAK”), we now operate in only one segment, petrochemical.  See Note 16 to the Consolidated Financial Statements.

United States Activities

The Company’s domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products, including iso-pentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.   The Company’s petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.  The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  Pioche did not conduct any substantial business activity during 2009, and the Company has no plans to make any capital expenditures in the near term involving Pioche. See Item 2. Properties.

European Actitivies

In 2009 the Company formed South Hampton Resources International, SL (“SHRI”) which is located in Spain.  The Company owns 100% of the capital stock of SHRI.  SHRI serves as a sales office for South Hampton products in Europe and the Middle East.

Saudi Arabia Activities

Prior to December 2008, the Company held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in western

Najran province in southwestern Saudi Arabia. The lease carries an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to Al Masane Al Kobra Mining Company (“AMAK”) in December 2008 in return for a 50% ownership interest in AMAK, which was subsequently reduced to a 41% ownership interest as discussed below.  The above-ground ore processing facility is currently under construction and is scheduled to be completed in 2010.  Underground work on the mine is estimated to be complete mid-2011.  If work progresses as scheduled, the mine should be fully operational in mid-2011.

In 1999 the Company applied for an exploration license covering an area of approximately 2,850 square kilometers surrounding the mining lease area, where it had previously explored with the written permission of the Saudi Ministry of Petroleum and Mineral Resources.  In 2005 the Saudi Mining Code was changed which necessitated the re-submission of these applications and the re-submission is being prepared in the format required by the new Code.  The information relating to these areas was also transferred to AMAK, and new applications are being submitted in the name of AMAK.  See “Investment in AMAK” below for additional discussion regarding all of the Company’s properties and financing of the Al Masane project.

Note 16 to the Consolidated Financial Statements contains information regarding the Company’s industry segments and geographic financial information for the years ended December 31, 2009, 2008 and 2007. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s liquidity, capital resources and operating results.

Investment in AMAK

Location, Access and Transportation

The project site is located in the Najran province in southwestern Saudi Arabia.  Najran, the capital of the province of the same name, is approximately 700 km southesast of Jeddah and is served by regularly scheduled air service with other parts of the Kingdom.  The project site is located 25 km northwest of the Najran, midway between the outpost of Rihab and the district town of Sufah.  A modern, paved highway extends from Najran through the town of Habuna passing by the project site and on to Sufah (see map on page 11).  Another modern, paved highway extends west from the town of Tirima about 30 km to the Asir provincial line, becomes a four-lane divided highway, and intersects with a highway leading to Khamis Mushait and Abha.  A joining highway then extends down the western slope of the Sarawat mountains to the coastal highway which follows the coast south to the port of Jizan.  The latter will be the route for AMAK’s trucks carrying copper and zinc concentrate to the port for export.

Conditions to Retain Title

The Saudi government granted the Company a mining lease for the Al Masane area on May 22, 1993 (the “Lease”).  The Lease was assigned to AMAK in December 2008.  As holder of the Lease, the Company was, until December 2008, solely responsible to the Saudi Arabian government for rental payments and other obligations required by the Lease, as well as, repayment of an $11 million loan. According to the terms of the Lease, the Company would remain responsible for repaying the $11 million note to the Saudi Arabian government.  However, as a condition of approval for transferring the Lease to AMAK in late 2008, the Ministry required the $11 million note to be transferred to the books of AMAK.  The initial term of the Lease is thirty years beginning May 22, 1993, with AMAK having the option to renew or extend the term of the Lease for additional periods not to exceed twenty years. Under the Lease, AMAK is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year approximately $117,300 annually) during the term of the Lease.  The Company paid $117,300 in February 2007 and $117,300 in February 2008 which covered the rent in full through the end of 2008. AMAK paid the Lease fee in January 2009.  In addition, AMAK must pay income tax in accordance with the laws of Saudi Arabia and pay all infrastructure costs.  The Lease gives the Saudi Arabian government priority to purchase any gold production from the project, as well as, the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the Lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that AMAK employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.

History of Previous Operations

The Al Masane project is located in an area which contains extensive ancient mineral workings and smelters that were discovered by Hatem El Khalidi, the recently retired president and CEO of the Company, while flying over the area and later mapped by him on camel back during 1967. From ancient inscriptions in the area, it is believed that mining activities occurred sporadically from 1000 BC to 700 AD. The ancients are believed to have extracted mainly gold, silver and copper.  There is an often suggested possibility that this area was where Queen Bilquis of Saba (the biblical Queen of Sheba) discovered her great wealth.  Various regional investigations of the Al Masane area were carried out by a United States Geological Survey (USGS) mission.  The first systematic mapping was by Brown and Jackson who published the Geologic Map of the Asir Quadrangle in 1959, and Greenwood carried out reconnaissance mapping in 1974 of the Wadi Malahah quadrangle, which includes Al Masane.  Conway undertook geologic mapping of the area in 1976.  Beginning in 1972, the Company undertook various geological, geophysical, and geochemical surveys which led to the discovery of the ore lenses.   In 1975 Robertson Research International (“RRI”) reviewed the exploration program completed by the Company, prepared a preliminary economic evaluation on the deposit and recommended ongoing development.  In 1977 the Company retained Watts, Griffis and McOuat Limited of Toronto, Canada (WGM) to study the deposits and an underground development program was recommended to define the tonnage and grade of the deposit.  By September 1980 a permanent exploration camp including water supply and power plant was established.  In April 1981 WGM completed a program of 3,700 meters of underground access and development using trackless mining equipment and 25,000 meters of underground diamond drilling and 20,000 meters of surface drilling (“Phase I”).  Bulk underground metallurgical samples were taken, and pilot plant test work was conducted at the Colorado School of Mines Research to confirm the laboratory test work completed previously by Lakefield Research in Canada on the drill core.  This work was financed primarily with the 1984 $11 million interest-free loan from the Saudi Arabian Ministry of Finance.  Continued surface prospecting in the immediate area by the Company led to the discovery of the Moyeath zone in late 1980.  Although the surface expression of the mineralization  was small, preliminary diamond drilling indicated a significant massive sulphide deposit at depth.  Between 1982 and 1987, infill diamond drilling was conducted on the Al Houra and Moyeath deposits which expanded the ore reserves.  In addition, a number of studies relating to water supply for the project were completed.  Environmental studies for the project were completed by independent consultants in 1995 as part of the feasibility studies.

Description of Current  Condition

In 1982 WGM conducted a feasibility study on the project.  This study was updated first in 1994 by WGM and later in 2005 by SNC Lavalin.  WGM was subsequently engaged to provide an Australasian Joint Reserves Committee (“JORC”) compliant reserve estimate and also to model the ore reserves and provide a mining plan.  AMAK plans to subcontract the entire mining operation and has engaged SRK Beijing to prepare the Invitation to Bid (ITB) documents.  Commissioning of the process plant is dependent on the mine providing ore at the design grades and tonnages, so the appointment of a mining contractor is critical to the project.

Beijing General Research Institute of Mining and Metallurgy (BGRIMM) conducted a metallurgical test-work program to verify the process-flow, grades and recoveries put forward in the bid document, which was based on earlier studies.  The comprehensive program validated the original results and also led to a few modifications to the process.  Cyanide leaching tests of the zinc concentrate and the flotation tailings indicate that gold and silver could be recovered from these streams.  The basis of design is a plant throughput of 83 t/h with copper recoveries of 85% at a grade of 25% copper and a zinc recovery of 82% at a grade of 55% zinc.  The mass balance is compliant with the grades and tonnages specified in the ITB documents.

In 2007 prior to the transfer of our assets, AMAK began negotiations with a Chinese company, China National Geological and Mining Corporation (CGM), for a turnkey processing plant.   NESMA, a Saudi engineering and contracting firm, then became involved as the prime contractor.  AMAK subsequently entered into an engineering, procurement and construction turnkey (EPC) contract with NESMA and Partners (NESMA) on November 26, 2007 for the construction of its surface facilities at the AMAK mine.  The scope of work comprised:

•	EPC, commissioning and handover of the ore-treatment plant,

•	EPC, commissioning and handover of the related infrastructure facilities,

•	EPC, commissioning and handover of the concentrate storage and handling facilities at the port of Jizan, which is approximately 460km from the mine.

The concentrator comprises:

•	Primary crushing,

•	Ore storage,

•	SAG milling and pebble crushing,

•	Secondary ball milling,

•	Pre-flotation,

•	Copper and zinc flotation,

•	Concentrate thickening,

•	Tailings filtration,

•	Cyanide leaching,

•	Reagent handling, make-up and distribution,

•	Tailings-dam constructions, and

•	Utilities and related infrastructure.

Related infrastructure includes a 300 men capacity camp for single status accommodation for expatriates and Saudi employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts prior to connection to the national grid, potable water supply, sewage treatment plant and an assay laboratory.

The port of Jizan comprises:

•	Unloading facilities,

•	Concentrate storage, and

•	Reclamation and ship-loading facilities.

NESMA signed a back-to-back contract with CGM for the entire EPC contract.  There is a possibility that CGM will sign a further contract with AMAK for the mine development and the operation of the entire facility.  There is also the possibility that AMAK will contract the underground portion of the work to a separate contractor.  The contract signed between AMAK and NESMA was for the sum of $110,828,000 and the surface plant subcontract awarded to CGM by NESMA is valued at $96,000,000.

BGRIMM, who acts as a subcontractor to CGM, has been responsible for the overall design of the plant, including the civil, mechanical and structural, electrical and process aspects.  The basic design documents formed part of the bid document.  The detailed engineering drawings were found by Behre Dolbear International Limited (Behre Dolbear) to be of a high standard comparable with western-style projects.  Equipment throughput and availabilities were all specified in the ITB document.

Based on NESMA’s report for December 2009, overall engineering progress on the ore-treatment plant and related infrastructure facilities was at 99.29%, procurement progress was at 98.44%, and construction progress was at 71%.   See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

In the 1994 feasibility study, WGM stated that there is potential to find more reserves within the Lease area, as the ore zones are all open at depth. Further diamond drilling is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone may be developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small surface indicators of mineralization in the area could yield significant tonnages of new ore.  Updates to the feasibility study were completed in 1996, 2005 and July 2009.  The 2009 update indicates the current capital cost to be approximately $166.4 million.  The updated operating costs are estimated to be approximately $63.24 per ton of ore milled.

Metal prices were at record lows worldwide during 2003, and therefore, numerous mining projects were not economically feasible.  As prices recovered during the 2007-2009 time period, the project became economically viable.  If spot prices as of December 31, 2009, are used in the analysis, or even the three year average of prices is used, our investment in AMAK remains economically viable. Mining economics, as with other capital intensive extractive industries such as offshore petroleum exploration, will vary over time as market prices rise and fall with worldwide economic performance.

The following chart illustrates the change from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2007-2009	12/31/09	Increase
Gold	$846.00 per ounce	$1,087.00 per ounce	28.49%
Silver	$ 14.34 per ounce	$ 16.90 per ounce	17.85%
Copper	$ 2.91 per pound	$ 3.33 per pound	14.43%
Zinc	$ 1.02 per pound	$ 1.17 per pound	14.71%

Pursuant to the Lease, when the Al Masane project became viable the Company was obligated to form a Saudi public stock company with the Saudi Arabian Mining Company, a corporation wholly owned by the Saudi Arabian government (“Ma’aden”), as successor to and assignee of the mining interests formerly held by the Petroleum Mineral Organization (“Petromin”). Ma’aden is the Saudi Arabian government’s official mining company. In 1994, the Company received instructions from the Saudi Ministry of Petroleum and Mineral Resources stating that it was possible for the Company to form a Saudi company without Petromin (now Ma’aden), but the sale of stock to the Saudi public could not occur until the mine’s commercial operations were profitable for at least two years. The instructions added that Petromin (now Ma’aden) still had the right to purchase shares in the Saudi joint stock company any time it desires. Title to the Lease and the other obligations specified in the Lease would be transferred to the Saudi joint stock company. According to the terms of the Lease, the Company would remain responsible for repaying the $11 million note to the Saudi Arabian government.  However, as a condition of approval for transferring the Lease to AMAK in late 2008, the Ministry required the $11 million note to be transferred to the books of AMAK.

The Company and eight Saudi investors formed a Saudi joint stock company under the name Al Masane Al Kobra Mining Company (AMAK) and received a commercial license from the Ministry of Commerce in January 2008. In December 2008 the Company's mining lease and certain other assets and liabilities were transferred to AMAK.  AMAK is constructing the mining and treatment facilities, and will operate the mine.  The basic terms of agreement forming AMAK as initially understood by the Company were as follows: (1) the capitalization was the amount necessary to develop the project, approximately $120 million, (2) the Company owned 50% of AMAK with the remainder being held by the Saudi investors, (3) the Company contributed the mining assets and mining lease and the Saudi investors contributed $60 million cash, and (4) the remaining capital for the project would be raised by AMAK by other means which may include application for a loan from the Saudi Industrial Development Fund, loans from private banks, and/or the inclusion of other investors.  The Company’s $11 million note payable to the Saudi government was transferred to AMAK in December 2008 and reconfirmed in August 2009 in connection with the letter agreement.

AMAK has all powers of administration over the Al Masane mining project. Subsequent to the above agreement, the cash contribution was deposited in the accounts for AMAK in September and October of 2007.  The Company has four directors representing its interests on an eight person board of directors with the Chairman of AMAK chosen from the directors representing the Saudi investors, although the Company’s current level of representation on the Board is subject to change on August 25, 2012 as described below.  The Bylaws provide that the Chairman position shall be held by a Saudi investor.  The original formation documents are in Arabic, and English translations have been provided to the parties.  The Board meetings are conducted in English for the benefit of all attendees.

During an April 2009 AMAK Board meeting, the validity of the Partnership Agreement between the Company and the Saudi investors which had been relied upon by the Company as the operating document since it was signed was questioned.  Issues raised included: discrepancies between the terms of the original Memorandum of Understanding and the Partnership Agreement; an allegation that various signatures for one or more of the Saudi investors on the Partnership Agreement were not authorized; the Saudi attorney who prepared the Partnership Agreement exceeded his authority; and whether the Company’s capital contribution for 50% of AMAK’s stock was fully paid.  The Company had relied upon the Partnership Agreement for the past year.

After extensive research, investigation and deliberation, the Board of Directors of the Company determined that while the documents relating to the formation of AMAK were poorly drafted and ambiguous in certain areas, a business decision should be made to settle the dispute and move the project forward rather than spend time and legal fees resolving the issues in the judicial arena of Saudi Arabia, with the outcome uncertain and potentially damaging to the progress of the venture.  The Company and Saudi investors reached a definitive written agreement effective August 25, 2009, with the following terms and conditions: (1) The Company conveyed nine percent or 4,050,000 shares of AMAK stock to the other AMAK shareholders pro rata; (2) The Articles of Association and Bylaws of AMAK will be amended to reflect that: (a) the Company has fully and completely paid the subscription price for 18,450,000 shares of AMAK stock (or 41% of the issued and outstanding shares), (b) neither AMAK nor the other AMAK shareholders may require the Company to make an additional capital contribution without the Company’s written consent, and (c) the Company shall retain seats on the AMAK Board equal in number to that of the Saudi Arabian shareholders for a three year period beginning August 25, 2009; (3) AMAK will assume the $11 million note from the Saudi Arabian Ministry of Finance & National Economy Loan to the Company, dated January 24, 1979, and will indemnify and defend the Company against any and all claims related to said note; (4) For a three year period commencing August 25, 2009, the Company has the option to repurchase from the Saudi Arabian shareholders 4,050,000 shares of AMAK stock at a price equal to the then fair market value of said shares less ten percent; and (5) The two Memorandums of Understanding dated May 21, 2006 and June 10, 2006 respectively, as well as the Partnership Agreement dated August 6, 2006, are terminated for all purposes.  The Company prepared draft amendments to the AMAK Articles of Association and Bylaws to reflect the above.   These documents are currently under consideration by the Saudi Arabian shareholders and are expected to be filed with Ministry of Commerce in the upcoming weeks.  Copies of the two Memorandums, Partnership Agreement, and AMAK Articles of Association and Bylaws are attached as exhibits.

Rock Formations and Mineralization

Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by diamond drilling.  The Saadah and Al Houra zones occur in a volcanic sequence that consists of two mafic-felsic sequences with interbedded exhalative cherts and metasedimentary rocks.  The Moyeath zone was discovered after the completion of underground development in 1980.  It is located along an angular unconformity with underlying felsic volcanics and shales.  The principle sulphide minerals in all of the zones are pyrite, sphalerite, and chalcopyrite.  The precious metals occur chiefly in tetrahedrite and as tellurides and electrum.  The following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials in that Al Masane area transaferred to AMAK, along with the estimated average grades of these mineralized materials:

Zone	Proven Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	448	1.5	3.7	0.8	21.0
Al Houra	29	0.8	3.8	0.7	21.0
Moyeath	-	-	-	-	-
Total	477	1.4	3.7	.8	21.0

Zone	Probable Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5,193	1.2	3.4	0.8	23.0
Al Houra	1,894	0.9	3.8	1.2	39.0
Moyeath	702	0.8	7.2	1.0	55.0
Total	7,789	1.1	3.9	0.9	29.0

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

Other Exploration Areas in Saudi Arabia

During the course of its exploration and development work in the Al Masane area, the Company carried on exploration work in other areas in Saudi Arabia.  Results of this work were also contributed to AMAK in December 2008.

In 1971 the Saudi Arabian government awarded the Company exclusive mineral exploration licenses to explore for and develop the Wadi Qatan area in southwestern Saudi Arabia.  The Company was subsequently awarded an additional license in 1977 for an area north of Wadi Qatan at Jebel Harr.  These licenses have expired.  On June 22, 1999, the Company submitted a formal application for a five-year exclusive exporation license for the Greater Al Masane area of approximately 2,850 square kilometers that surrounds the Al Masane mining lease area and includes the Wadi Qatan and Jebel Harr areas.  Although a license had not been formally granted for the Greater Al Masane area, the Company was authorized in writing by the Saudi Arabian government to carry out exploration work on the area.  The Company previously worked the Greater Al Masane area after obtaining written authorization from the Saudi Ministry of Petroleum and Mineral Resources, and has expended over $2 million in exploration work.   Geophysical, geochemical and geological work and diamond core drilling on the Greater Al Masane area had revealed mineralization similar to that discovered at Al Masane.

Prior to December 31, 2008, the Company incurred deferred exploration and development costs in the amount of approximately $2.4 million, consisting of approximately $1.5 million associated with the Greater Al Masane area and the balance of approximately $0.9 million was associated primarily with the Wadi Qatan and Jebel Harr areas.

The related rights to the licenses in the Greater Al Masane, Wadi Qatan and Jebel Harr areas were transferred to AMAK in December 2008, as part of the Company’s capital contribution to AMAK.  These $2.4 million in deferred exploration and development costs are an asset of AMAK and the fact that the related benefit of these costs incurred would benefit AMAK in the future.  The Company was informed prior to the transfer of licenses that the Saudi Arabian Mining Code was undergoing significant revision and was advised by the Saudi Arabian Ministry of Petroleum and Minerals to delay the reapplication for those area licenses until the transfer of the existing mining licenses were completed by AMAK.  Once the transfer was complete, AMAK reapplied for those licenses.  AMAK has received positive feedback from the Ministry as of March 8, 2010, concerning these licenses but expects that it will take several months for the documentation to work its way through the governmental process.

Wadi Qatan and Jebel Harr

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

Greater Al Masane

The new Mining Code, adopted by the Saudi government in October, 2004, specifies that the size of an exploration license cannot exceed one hundred (100) square kilometers.  However, there is no restriction on how many exploration licenses can be held by one party simultaneously.  AMAK is in the process of identifying the best areas of the previously explored Greater Al Masane Area. AMAK submitted applications for exploration licenses for two of the areas in question in late 2008.  The applications were rejected due to difficulties with the survey information attached to the applications.  AMAK resubmitted the application for a mining license in 2009 and is currently awaiting approval from the Ministry.

Reference is made to the map on page 11 of this Report for information concerning the location of the foregoing areas.

With respect to accrued salaries and termination benefits due employees working in Saudi Arabia, the Company has continued employing these individuals to meet the needs of the corporate office in Saudi Arabia.  Upon finalization of the transfer of the lease and the assets to AMAK, the Board voted to terminate the employees and give them an opportunity to apply for work with AMAK if they chose.  Funds to pay severance and any back pay were transferred to the Company’s bank account in Saudi Arabia in January 2009, and the termination process began during 2009.  As of December 31, 2009, the Company had terminated 13 of the 20 employees working in Saudi Arabia at a cost of $683,000.  The Company estimates another $392,000 in accrued salaries and termination benefits is due the remaining Saudi Arabian employees.  The Company anticipates that all of the Saudi Arabian employees will either be terminated or transferred to AMAK no later than June 30, 2010.

N
W
E
S
0
10
20
30km
TATHLITH
Az Zurq
Markaz al Wujid
Bani Mu'arid Reserve
Al Khalidiyah
Sultanah
Ri' Masdad
Al Muhammadiyah
Al Mundafin
Al Ma'arik
YADAMAH
As Sabd
THAR
HABUNA
NAJRAN
KIRBASH
REPUBLIC OF YEMEN

Environmental

In 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 473 barrels were recovered during 2009 and 405 barrels during 2008.  The recovered material had an economic value of approximately $30,000 during 2009 and $17,050 during 2008.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale.  At current market values this material, if fully recovered would be worth approximately $1,500,000. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.  In other remediation activity, South Hampton continues to remediate the site of a pipeline leak which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost of remediation is being covered by insurance. The amount of material spilled was minimal and due to the nature of the soil and location, further remediation will rely on natural attenuation.  South Hampton applied to the Texas Railroad Commission for approval to close the site since two years of annual monitoring indicated no movement of hydrocarbon.  Approval was granted on December 1, 2009.  Also, see Item 3. Legal Proceedings.

The Clean Air Act Amendments of 1990 have had a positive effect on the Petrochemical Company’s business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which comprise a large part of the Petrochemical Company’s product line. We believe our ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years.   Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products.  As the number of producers has consolidated, we have increased our market share at higher sales prices from customers who still require C6 solvents in their business.  Also, see Item 2.  Properties.

Personnel

The number of regular employees was approximately 140, 130 and 150 at years ended 2009, 2008 and 2007, respectively.  Regular employees are as defined active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by the Company’s benefit plans and programs.

Competition

The petrochemical and mining industries are highly competitive.  There is competition within the industries and also with other industries in supplying the chemical and mineral needs of both industrial and individual consumers.  The Company competes with other firms in the sale or purchase of needed goods and services and employs all methods of competition which are lawful and appropriate for such purposes. See further discussion under “Intense competition” in Item 1a.

Available Information

 The Company will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  These reports are also available free of charge on our website, www.arabianamericandev.com, as soon as reasonably practicable after they are filed electronically with the SEC.  The petrochemical subsidiary, South Hampton Resources, Inc. also has a website at www.southhamptonr.com.

Item 1A.   Risk Factors

The Company’s financial and operating results are subject to a variety of risks inherent in the global petrochemical and mining businesses (due to our investment in AMAK).  Many of these risk factors are not within the Company’s control and could adversely affect our business, our financial and operating results or our financial condition.  We discuss some of those risks in more detail below.

Use of single source suppliers for raw materials could create supply issues

The Company’s use of single source suppliers for certain raw materials could create supply issues. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied raw materials by a single source supplier could adversely affect our revenue and gross margins.

Dependence on a limited number of customers could adversely impact profitability

During 2008 and 2009, sales to each of two customers by the Petrochemical Company minimally exceeded 10 percent or more of the Company’s revenues.  The loss of either of these two customers could adversely affect the Petrochemical Company’s ability to market its products on a competitive basis and generate a profit.

Varying economic conditions could adversely impact demand for products

The demand for petrochemicals and metals correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for petrochemicals and metals.  Economic conditions that impair the functioning of financial markets and institutions also pose risks to the Company, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to the Company.  In addition, the revenue and profitability of our operations have historically varied, which makes future financial results less predictable. The Company’s revenue, gross margin and profit vary among our products, customer groups and geographic markets; and therefore, will likely be different in future periods than currently. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period which may necessitate adjustments to our operations.

Environmental regulation

The petrochemical industry is subject to extensive environmental regulation pursuant to a variety of federal and state regulations.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations are significant to our business.  Failure to comply with these laws or failure to obtain permits may expose us to fines, penalties or interruptions in operations that could be material to our results of operations.

Regulatory and litigation

Even in countries with well-developed legal systems where the Company does business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK’s mining lease for the Al Masane area in Saudi Arabia is subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our foreign investments in assets are subject to the risk of expropriation or nationalization. If a dispute arises, the Company may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investments, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  We are not currently aware of any specific situations of this nature, but there are always opportunities for this type of difficulty to arise in the international business environment.

Loss of key personnel

In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, and marketing positions. We must also keep employees focused on our strategies and goals. The failure to hire or loss of key employees could have a significant adverse impact on operations.

Market place volatility

The Company’s stock price, like that of other companies, can be volatile. Some of the factors that can affect our stock price are:

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

General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. If instituted against us, this type of litigation, while insured against monetary awards and defense cost, could result in substantial diversion of management’s time and resources.

Risk associated with extraordinary transactions

As part of the Company’s business strategy, we sometimes engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions (“extraordinary transactions”) and enter into agreements relating to such extraordinary transactions in order to further our business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If the Company fails to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on the Company’s revenue, gross margin and profitability. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

•	Combining product offerings and entering into new markets in which we are not experienced;

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

The Company periodically evaluates and enters into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any extraordinary transaction, and the timeframe for achieving benefits of an extraordinary transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable. Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings. Moreover, the Company has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in the Company’s credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, the Company’s effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

Economic and Political Instability; Terrorist Acts; War and Other Political Unrest

The U.S. military action in Iraq and Afganistan, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, including terrorist related activities and civil unrest in Yemen, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have substantial interests. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Currency fluctuations

Currency variations also contribute to fluctuations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States.

Business disruption

Business disruptions could harm the Company’s future revenue and financial condition and increase our costs and expenses. Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for some of which we may be self-insured. The occurrence of any of these business disruptions could harm our revenue and financial condition and increase its costs and expenses.

Lack of mining management expertise

Neither management nor Board members have personally operated a mine on a day to day basis, nor have they marketed the product of a mining operation.  The Company is relying on AMAK, that management of AMAK,  and its Board will employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  The consultants most currently used to develop the JORC compliant feasibility study of the Al Masane project are Watts, Griffis, and McQuat of Toronto, Canada.  The Company and AMAK also use the services of Adrian Molinari of Toronto, Canada and Behre Dolbear of London, England for ongoing guidance regarding cash flows and other items to evaluate the feasibility of the project.  The amount of risk will ultimately depend upon the AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

Inability to significantly influence AMAK activities

The Company does not have the ability to significantly influence AMAK activities for a number of reasons including disputed terms of organizational documents which diluted our ownership percentage, inability to persuade the remaining board members regarding certain management decisions,  lack of control at the board of director level, cultural differences, differing accounting and management practices, differing governmental laws and regulations, and the fact that the AMAK mining project is halfway around the world from the Company’s main base of operations in the United States.

AMAK’s inability to obtain sufficient funding

In the event AMAK is unable to borrow funds in an amount sufficient to complete and pay for the remaining portions of construction, AMAK may be forced to take other less desirable methods to raise necessary capital such as selling additional equity in AMAK at a possible discount, construction could come to a halt and the newly constructed assets could sit unused and deteriorate over time, or worst case the AMAK shareholders could lose their investment or be forced to sell for a significant loss.

AMAK’s inability to obtain additional mining leases

In the event AMAK is unable obtain additional mining leases, there would be a loss of future opportunities but the effect on our current investment is not expected to be a significant.

Cancellation of the current mining lease held by AMAK

In the event that the Saudi Ministry cancels the current lease, AMAK shareholders including the Company could lose their investment or be forced to sell for a loss.

Intense competition

The Company competes in the petrochemical industry. Accordingly, we are subject to intense competition among a large number of companies, both larger and smaller than us, many of which have financial capability, facilities, personnel and other resources greater than us. In the specialty products and solvents markets, the Petrochemical Company has one principal competitor in North America, ConocoPhillips.  Multiple competitors exist when searching for new business in other parts of the world.  We compete primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could be harmed.  The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers. We may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time, trying to maintain or improve revenue and gross margin.

Research and Development

If the Company cannot continue to develop, manufacture and market products and services that meet customer requirements, its revenue and gross margin may suffer. We must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at competitive costs. In the course of conducting business, the Company must adequately address quality issues associated with our products and services. In order to address quality issues, we work extensively with our customers and suppliers to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues. If the Company is unable to determine the cause or find an appropriate solution, it may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive, adversely affecting our profits. If new or existing customers have difficulty utilizing our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet customers’ expectations. In addition, quality issues can impair the Company’s relationships with new or existing customers and adversely affect its reputation, which could have a material adverse effect on operating results.

Accounting restatement

In March 2010 management concluded that the previously issued 2008 consolidated financial statements contained an error in the accounting treatment of certain organizational costs incurred on behalf of AMAK.  The 2008 financial statements, as set forth herein, have been restated to correct this error.

In connection with the formation of AMAK, the Company incurred $3,712,500 in organizational and other formation costs.  The Company originally capitalized these costs as a part of the costs of its investment in the mining interests transferred to AMAK.  However, the Company has now determined that the costs, incurred on behalf of AMAK, must be accounted for as costs incurred for the organization of AMAK. As a result, the Company must treat the costs as incurred on behalf of and contributed to AMAK, and AMAK must treat the costs as organizational costs which are expensed as incurred.

At the time these costs were incurred the Company was using the equity method to account for its investment in AMAK; and therefore, the Company should have, but did not, record a loss of $1,856,250 ($.08 per share) from its 50% equity in the net loss of AMAK incurred by AMAK when it expensed these organizational costs.

The recording of this loss caused the Company’s long-term deferred tax assets to increase by $631,125.  This increase in deferred tax assets was offset by an equal increase in the valuation allowance for deferred taxes, such that net tax expense and net tax liabilities were not affected (see Note 15).

Such restatement of our consolidated financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.

Item 1B.   Unresolved Staff Comments

Item 1B of Form 10-K requires the disclosure of any unresolved written comments from the Commission staff regarding the Company’s periodic or current reports which the Company had received not less than 180 days before the end of the fiscal year to which this Form 10-K relates.  As of the date of this Annual Report on Form 10-K there were no unresolved written comments from the Commission staff regarding the Company’s periodic or current reports which the Company had received not less than 180 days before the end of the fiscal year to which this Form 10-K relates.

The Company received a comment letter from staff of the Commission dated November 30, 2009 regarding the Company’s Form 10-K for the year ended December 31, 2008 and its reports on Form 10-Q for the first three quarters of fiscal 2009. The Company responded to that comment letter on January 8, 2010, providing the staff with certain requested information and describing plans to expand or revise certain disclosures in this Form 10-K for the year ended December 31, 2009 in response to the staff’s comments. On February 23, 2010, the Company received a follow-up comment letter regarding these filings. The February 23, 2010, comment letter, requested enhanced disclosures and clarifications on the following items:

1.	An expansion of the discussion under “Business” of the Company’s principal products and services and our principal competitors,

2.
An expansion of the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the extent to which changes in the Company’s petrochemical revenues were caused by changes in the prices charged or changes in the volumes sold,

3.
Expansions of the Company disclosures regarding executive compensation to (i) expand the narrative discussion of the Company’s executive compensation tables, including expanded discussion of the objectives and base year selection for the Company’s cash bonus plan, (ii) discuss any potential change-in-control payment plans, and (iii) disclosure the compensation of the Company’s directors,

4.	Include as exhibits in its filings copies of certain organizational documents and agreements of AMAK,

5.
Address the reasons why it was appropriate for the Company to include in the cost of its investment in AMAK (i) the Company’s $2.4 million of accumulated costs relating to the geophysical, geochemical and geologic work and diamond core drilling performing in the Wadi Qatan and Jebel Harr, and (ii) $3.7 million of costs the Company incurred in connection with the organization of AMAK, and (iii) disclose how the Company determined that the initial investment in AMAK was recorded at the lower of the cost or market value of the assets transferred, and

6.	Address why the Company used the equity method to account for its investment in AMAK through August 2009, why it was appropriate to change to the cost method of accounting for that investment in August 2009, clarify information concerning the Company’s application of the equity method of accounting for its investment in AMAK from December 2008 to August 2009 and discuss the Company’s efforts to obtain financial statements of AMAK.

The Company has revised the disclosures in this Form 10-K for the year ended December 31, 2009, to include the discussions the Company provided to the staff in its January 8, 2010, response to the staff’s initial comment letter, and in addition, has revised the disclosures in this Form 10-K to include information which it believes is responsive to the comments in the staff’s follow-up comment letter of February 23, 2010. In addition, as discussed under “Item 1 – Business – Accounting restatement” and in Note 2 of Notes to Consolidated Financial Statements, the Company has restated its 2008 financial statements, as presented herein, to correct the accounting for the $3.7 million of organization costs incurred on behalf of AMAK in 2008.

The Company will provide the staff of the Commission a formal response to the February 23, 2010, follow-up comment letter on or before March 23, 2010.

Item 2.  Properties

United States Specialty Petrochemical Facility

South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of six operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; and (vi) a White Oil Fractionation Unit. All of these units are currently in operation.

The Penhex Unit has the capacity to process approximately 6,700 barrels per day of fresh feed, with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity, very consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customers’ applications.  South Hampton does not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

Products from the Penhex Unit, Reformer, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel.  The Penhex Unit had a utilization rate during 2009 of approximately 56%.  This compares to a rate of 90% for 2008.  The decrease in the utilization rate was due to the increase in available capacity.  The Penhex Unit capacity was essentially doubled in 2008 and is now configured in two independent process units.  Since the marketing effort may take several years to utilize the expanded capacity, utilization rates of the unit will be significantly lower over the next few years.  However, the volume of material available for sale will be much improved as the original PenHex Unit was operating near capacity for several years prior to the expansion.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.

The Reformer and Aromax® units are operated as needed to support the Penhex and Cyclo-pentane Units.  Consequently, utilization rates of these units are driven by production from the Penhex Unit.  Operating utilization rates are affected by product demand, mechanical integrity, and unforeseen natural occurrences, such as weather events.  The nature of the petrochemical process demands periodic shut-downs for de-coking and other mechanical repairs.

The other two operating units at the plant site, an Aromatics Hydrogenation Unit and a White Oils Fractionation Unit, are operated as two, independent and completely segregated processes.  These units are dedicated to the needs of two different toll processing customers.  The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of 3,400 BPD. Together they realized a utilization rate 45% for 2009 and 43% for 2008.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

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

South Hampton obtains its feedstock requirements from a sole supplier.  A contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on a secured basis for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007 and annually thereafter with thirty days written notice of termination by either party.  In December 2006 the agreement was modified so that all purchases are simply on open account under normal credit terms and amounts owed are classified as current.  The supplier built a tank to receive feedstock from a major pipeline system and provides storage for use by South Hampton.  The arrangement is viewed as a means of solidifying a dependable, long term supply of feedstock for the Company.  Storage fees for this arrangement were offset by the cancellation of tank rental fees in place with another party.  The tank was completed in July 2007 and began full operation in October 2007.

On August 1, 2004, South Hampton entered into a capital lease with Silsbee Trading and Transportation, which is owned by an officer of the Company, for the purchase of a diesel powered manlift.  The lease was for five years and title transferred to South Hampton at the end of the term in July 2009.

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

On January 30, 1992, the Board of Directors of TOCCO adopted a resolution authorizing the establishment of a commodities trading account to take advantage of opportunities to lower the cost of feedstock and natural gas for its subsidiary, South Hampton, through the use of short term commodity swap and option contracts.  The policy adopted by the Board specifically prohibits the use of the account for speculative transactions.  The operating guidelines adopted by Management generally limited exposures to 50% of the monthly feedstock volumes of the facility for up to six months forward and up to 100% of the natural gas requirements.  On February 26, 2009, the Board of Directors rescinded the 1992 resolution and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing resources and reducing risk as pertaining to purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy.  See Note 20 to the Financial Statements for additional discussion.

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   South Hampton assesses the fair value of the options held to purchase crude oil using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices for crude, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).  See Note 4 to the Financial Statements for additional discussion.

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

United States Mineral Interests

The Company’s only mineral interest in the United States is its ownership interest in Pioche.  Pioche has been inactive for many years.  Pioche’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. All the claims are located in the Pioche Mining District, Lincoln County, Nevada. There are prospects and mines on these claims that previously produced silver, gold, lead, zinc and copper. The ore bodies are both oxidized and sulfide deposits, classified into three groups: fissure veins in quartzite, mineralized granite porphyry and replacement deposits in carbonate rocks (limestone and dolomites). There is a 300-ton-a-day processing mill on property owned by Pioche. The mill is not currently in use and a significant expenditure would be required in order to put the mill into continuous operation, if commercial mining is to be conducted on the property.  Pioche’s properties are located approximately 100 miles from Las Vegas, Nevada, and with the significant growth which has occurred in Las Vegas, the Company believes the real estate value of Pioche is potentially greater than the metal value.  However, the recent real estate crisis has caused the Company to re-evaluate the holdings and a write down of approximately $496,000 was recorded at the end of 2008.  No additional impairment was recorded in 2009.

The Board of Directors of Pioche has determined that the Company should sell parcels of the real estate if market conditions are acceptable.  Mr. Carter, appointed as a Director in 2007, was appointed President of Pioche, and Charles Goehringer was appointed Director and Vice President in January 2008.  Mr. Goehringer resigned as Vice President in March 2009.  Title research has been conducted and the Company is satisfied that most of the claims can be sold for real estate value.  In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that Pioche is the owner and responsible party.  Pioche subsequently commenced dialogue with the BLM in late 2008 to determine how best to remedy the situation.  Communication with the BLM is continuing.  Pioche has retained an environmental consultant to assist with the resolution of this matter.

At this time, the Company has no plan to develop its domestic mining assets near Pioche, Nevada.  We periodically receive proposals from outside parties who are interested in possibly developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.    .

Offices

The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for office occupancy, which it intends to terminate in 2010. The Company also leases a house in Jeddah that is used as a technical office and for staff housing which it intends to terminate in 2010 as well.  The Company continued to lease office space in Dallas, Texas on a month-to-month basis until February 1, 2010, when the lease was terminated.

Item 3.  Legal Proceedings

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

On February 2, 2000, TCEQ amended its pending administrative action against South Hampton to add allegations dating through May 21, 1998 of 35 regulatory violations relating to air quality control and industrial solid waste requirements.  TCEQ proposed that administrative penalties be increased to approximately $765,000 and that certain corrective actions be taken.  On April 11, 2003, TCEQ reduced the penalties to approximately $690,000. On May 25, 2003, a settlement hearing with TCEQ was held and additional information was submitted to TCEQ on June 2, October 2 and November 4, 2003. South Hampton believed the original penalty and the additional allegations were incorrect and the Company defended against these allegations, the proposed penalties and proposed corrective actions. Management and the TCEQ, in March 2008, reached a tentative agreement for a settlement of $274,433. The agreement was approved by the TCEQ governing body of Commissioners in the third quarter of 2008. South Hampton has no liability recorded at December 31, 2009 and 2008, related to these environmental issues. Payments were initiated immediately upon approval by the Commissioners, and the final payment was made in December 2008.  Approximately one half of the settlement amount was paid into a state operated fund for local environmental improvement projects and was applied to connect low income families to sewer facilities in Hardin County, Texas.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)]

Name	Age as of December 31, 2009	Title (Held Office Since)
Nicholas N. Carter	62	President, CEO, Chairman of the Board (2009)
Mark A. Williamson	54	Vice President – Marketing TOCCO (1996)
Connie Cook	46	Chief Accounting Officer (2008)

The above executive officers of the Company have also served as executives of the subsidiaries of the Company shown opposite their names during the five years preceding December 31, 2009.

American Shield Refining Company                                                                                                        Carter, Williamson and Cook

Texas Oil and Chemical Co. II, Inc.                                                                                                          Carter, Williamson and Cook

South Hampton Resources Inc.                                                                                                   Carter, Williamson and Cook

Gulf State Pipe Line Company, Inc.                                                                                                         Carter, Williamson and Cook

Officers are generally elected by the Board of Directors at its meeting on the day of the annual election of directors with the officer serving until a successor has been elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock traded on the NASDAQ Stock Market LLC during the last two fiscal years under the symbol: ARSD. The following table sets forth the high and low bid prices for each quarter as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NASDAQ
	High	Low
Fiscal Year Ended December 31, 2009
First Quarter ended March 31, 2009	$1.99	$0.60
Second Quarter ended June 30, 2009	$3.64	$1.21
Third Quarter ended September 30, 2009	$3.97	$2.68
Fourth Quarter ended December 31, 2009	$3.45	$2.06

Fiscal Year Ended December 31, 2008
First Quarter ended March 31, 2008	$8.00	$6.00
Second Quarter ended June 30, 2008	$7.04	$4.50
Third Quarter ended September 30, 2008	$5.76	$3.20
Fourth Quarter ended December 31, 2008	$3.95	$0.41

At March 5, 2010, there were approximately 631 recorded holders (including brokers’ accounts) of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2009.  See Note 9 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2009	2008 *	2007	2006	2005
Revenues	$117,587	$154,630	$108,638	$98,502	$82,416
Net Income (Loss)	$6,627	$(10,731)	$7,771	$7,875	$16,636
Net Income (Loss) Per Share-Diluted	$0.28	$(0. 46)	$0.33	$0.34	$0.73
Total Assets (at December 31)	$90,487	$96,290	$84,221	$71,590	$66,974
Notes Payable (at December 31)	$12	$12	$11,012	$11,013	$11,026
Current Portion of Long-Term Debt (at December 31)	$1,400	$4,920	$31	$489	$1,426
Total Long-Term Debt Obligations (at December 31)	$23,439	$23,557	$9,078	$5,108	$9,839
* As restated, See Note 2 to the Consolidated Financial Statements

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

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

Overview

The following discussion and analysis of the Company’s financial results, as well as the accompanying consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  The Company’s accounting and financial reporting fairly reflect its straightforward business model involving the manufacturing and marketing of petrochemical products, as well as its investment in AMAK.  The Company’s business model involves the manufacture and sale of physical products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

We are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook, using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives in addition to providing the longer-term economic assumptions used for investment evaluation purposes.  Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity.  Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

Business Environment and Risk Assessment

Petrochemical Segment

Worldwide petrochemical demand continued to be weak in the first half of 2009 due to the soft economy.  Demand increased in the second half of the year reflecting improved economic activity.  Industry operating rates improved in the second half of the year on stronger demand.  Tighter industry supply/demand balances in the second half of the year supported higher product prices and improved industry margins.  South Hampton benefitted from continued operational excellence, and competitive advantages are achieved through its business mix, focus on producing high quality products, investment discipline and product application experience.

Investment in AMAK

In 2009 the JORC compliant ore reserve study on AMAK mining project was completed by WGM.  In addition, an environmental impact study for construction and operations was completed by ESCO.  Eight groundwater wells at the mine site were tested and found capable of producing 80 cubic meters per hour.  SRK completed the underground mining contract scope and evaluation and review of the tailing-dam design.  In addition, Behre Dolbear completed its technical review of the ore-treatment plant.  AMAK submitted four exploration license applications and a mining lease application at Jebel Qayan to the Saudi Arabian Ministry of Petroleum and Mineral Resources.

Discussions with the Saudi Industrial Development Bank are in progress regarding AMAK’s intent to borrow necessary funding to complete the remainder of the mining project.

One disappointing result in 2009 was AMAK’s inability to finalize a contract for the underground mining portion of the work.  This setback resulted in delaying the scheduled start-up of the mining project approximately nine months from the third quarter of 2010 to mid-2011.  In addition, construction of the tailing-dam did not begin as scheduled due to cash flow issues.

Some of the primary goals and objectives for 2010 are as follows:

•	Complete the ore-treatment facility and related infrastructure under the NESMA contract which includes commissioning of the plant for operational start-up.

•	Complete engineering, procurement, construction and commissioning of the concentrate storage and handling facilities at the port of Jizan.

•	Begin underground mining activities to produce 700,000 tons per year.

•	Complete construction of the tailing-dam.

•
Negotiate and enter into contracts for the transportation of copper and zinc concentrate to the port of Jizan, for the transportation of gold and silver to Jeddah, and for the transportation of tailings from the ore-treatment plant to the tailing-dam area.

•	Negotiate and enter into an agreement with an international smelter and gold refinery.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $0.3 million during the year ended December 31, 2009.  The change in cash and cash equivalents is summarized as follows:

	2009	2008 *	2007
Net cash provided by (used in)	(in thousands)
Operating activities	$6,515	$(5,979)	$9,470
Investing activities	(3,184)	(15,421)	(11,130)
Financing activities	(3,638)	19,369	3,511
Increase (decrease) in cash and equivalents	$(307)	$(2,031)	$1,851
Cash and cash equivalents	$2,452	$2,759	$4,790
* As restated, see Note 2 to the Consolidated Financial Statements

Operating Activities

Operating activities generated cash of approximately $6,515,000 during fiscal 2009 as compared with cash used of approximately $5,979,000 during fiscal 2008.  Primary factors leading to the 209% increase in 2009 in cash provided by operating activities are as follows:

•	Trade receivables increased approximately $510,000 (due to additional foreign sales with longer payment terms) as compared to an increase of only $58,000 in 2008;

•	Income tax receivable increased by about $4,297,000 (due to carry-back of the current year taxable loss) as compared to a decrease of $641,000 in 2008;

•	Inventory increased approximately $2,619,000 (due to increased volume and prices) as compared to a decrease of about $441,000 (due to decreased prices but increased volumes) in 2008;

•
Accounts payable and accrued liabilities decreased approximately $2,146,000 (due to the payment of derivative related items) while in 2008 the same accounts increased by about $2,750,000 (due to outstanding derivative related items);

•	Derivative instrument deposits decreased $3,950,000 (due to return of previous margin call deposits), as compared to an increase of $3,950,000 (due to the payment of margin calls) in 2008;

•	Other liabilities increased $773,000 (due to funds received from outside parties for capital projects), as compared to no change in 2008;

•	Accrued interest increased approximately $1,000 as compared to an increase of about $62,000 in 2008 (due to increased long-term debt balances);

•	Notes receivable decreased about $582,000 as compared to a decrease of $711,000 in 2008 (due to notes receivable being paid down in 2009);

•
Prepaid expenses and other assets decreased approximately $59,000 (due to expensing of prepaid assets) as compared to an increase of $151,000 (due to an increase in prepaid catalyst and insurance) in 2008; and

•
Accrued liabilities in Saudi Arabia decreased approximately $958,000 (due to the payment of amounts owed to the previous President of the Company and termination of some of the Saudi employees) while in 2008 there was a increase of about $22,000.

The Company’s net income for fiscal 2009 increased by approximately $17,359,000 or 162.8% in 2009 as compared to the corresponding period of 2008. Major non-cash items affecting income included an increase in depreciation of approximately $1,059,000, a decrease in accretion of note receivable discounts of about $48,000, a decrease in the unrealized loss on derivative instruments of approximately $12,462,000, a decrease in share-based compensation of about $2,000, an increase in deferred income taxes of roughly $14,505,000, and an increase in the provision for doubtful accounts of approximately $111,000, a write off of accounts receivable of approximately $485,000, decrease in equity in loss from AMAK of $1,856,500 and a decrease in post retirement obligations of approximately $179,000.

Investing Activities

Cash used for investing activities during fiscal 2009 was approximately $3,184,000, representing a decrease of approximately $12,237,000 over the corresponding period of 2008.  The Company made a conscious decision in 2009 to limit cash used for capital purchases.  During 2008 approximately $12.0 million was spent for additions to Property, Pipeline and Equipment related to the Penhex Expansion project with another $1.1 million being expended for the construction of additional office space.

Financing Activities

Cash used in financing activities during fiscal 2009 was approximately $3,638,000 versus cash provided by financing activities of approximately $19,369,000 during the corresponding period of 2008.  The Company made net principal payments on long-term debt during 2009 of $2,000,000 on the Company’s line of credit and $1,638,000 on the term loan. In 2008 net additions to long term debt of $19.4 million were from a $8.4 million draw on the line of credit and a $11.0 million draw on the term loan.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At December 31, 2009, Accumulated Other Comprehensive Loss net of $433,000 tax was $841,000 related to this transaction.

At December 31, 2008, margin deposits made on the financial swaps of $3,950,000 due to the decrease in the price of natural gasoline and crude were recorded on the Company’s Balance Sheet as financial contract deposits.  In the first nine months of 2009 all of the collateral in the amount of $3,950,000 was returned to the Company.

Results of Operations

Comparison of Years 2009, 2008, 2007

The discussion of the business uses the tables below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.

	2009	2008	*	Change	%Change
	(in thousands)
Petrochemical Product Sales	$109,179	$130,264		$(21,085)	(16.2%)
Transloading Sales	4,625	20,239		(15,614)	(77.1%)
Processing	3,783	4,127		(344)	( 8.3%)
Gross Revenue	$117,587	$154,630		$(37,043)	(24.0%)

Volume of sales (thousand gallons)	49,909	46,311		3,598	7.8%

Cost of Materials	$69,474	$131,665		$(62,191)	(47.2%)
Total Operating Expense	26,214	27,562		(1,348)	( 4.9%)
Natural Gas Expense	4,572	7,310		(2,738)	(37.5%)
General & Administrative Expense	9,145	9,034		111	1.2%

Capital Expenditures	$3,184	$15,031		$(11,847)	(78.8%)

	2008	*	2007	Change	% Change
	(in thousands)
Petrochemical Product Sales	$130,264		$103,205	$27,059	26.2%
Transloading Sales	20,239		-	20,239	100.0%
Processing	4,127		5,433	(1,306)	(24.0%)
Gross Revenue	$154,630		$108,638	45,992	42.3%

Volume of sales (thousand gallons)	46,311		40,144	6,167	15.4%

Cost of Materials	$131,665		$66,989	$64,676	96.5%
Total Operating Expense	27,562		22,696	4,866	21.4%
Natural Gas Expense	7,310		6,109	1,201	19.7%
General & Administrative Expense	9,034		$7,619	1,415	18.6%

Capital Expenditures	$15,031		$10,799	$4,232	39.2%
*As restated, see Note 2 to the Consolidated Financial Statements

Gross Revenue

2008-2009

Gross Revenue decreased from 2008 to 2009 by approximately 24.0% primarily due to reductions in selling prices of approximately 29.0% and expiration of the transloading contract in April 2009.  However, sales volume increased approximately 7.8% indicating strong demand for products and additional market share being garnered by the Petrochemical Company as allowed by the increase in production capacity.

2007-2008

Gross revenue increased from 2007 to 2008 by approximately 42.3% primarily due to volume increases of 15.4%, price increases of 13.5 % and the implementation of the transloading contract in April 2008.  Because of strong demand and the Company’s focus on maximizing its operating capacity, volumes increased.  The results of the dramatic rise in oil prices over the periods being reported upon are evident.  It is important to note that the utilization rates described previously in this report and increased sales volumes for 2007 through 2008 indicate that market demand played a major role in the increased success of the Petrochemical Company.  This strong demand allowed the Petrochemical Company to raise prices to necessary levels and still maintain market share.

Processing

2008-2009

Processing revenues decreased from 2008 to 2009 primarily due to economic conditions dictating that tolling customers run at minimum capacities as allowed by contract.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and will continue to pursue opportunities.

2007-2008

Processing revenues decreased from 2007 to 2008 primarily due to a change in ownership of one of the tolling customers which resulted in delays and adjustments in the customer’s marketing and logistics handling.

Cost of Materials

2008-2009

Cost of Materials decreased from 2008 to 2009 due to lower feedstock prices and gains on derivative transactions.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  Alternative uses are in motor gasoline blending, ethanol denaturing, and as a feedstock in other petrochemical processes, including ethylene crackers.  The price of natural gasoline historically has an 88% correlation to the price of crude oil although after the 2008 drop in the crude market, the price is more closely aligned with unleaded gasoline price movements.  The price of feedstock generally does not carry the day to day volatility of crude oil simply because the market is made by commercial users and there is not the participation of non-commercial speculators as is true with the commodities traded on the public exchanges.  See Note 20 to the Consolidated Financial Statements.

2007-2008

Cost of Materials increased dramatically from 2007 to 2008.  The Petrochemical Company attempted to maintain, when the market was suitable, a hedge position on approximately half of its feedstock needs, buying financial swaps to protect the price for three to nine months in advance as opportunities arise.  The numbers in the table above reflect the final price of materials, including results of the realized and unrealized gains and losses of the hedging program. Material purchase costs rose by 96.5% from 2007 to 2008.  However, when adjusting for the effects of derivative losses, material costs rose by 65% from 2007 to 2008.  See Note 20 to the Consolidated Financial Statements.

Total Operating Expense

2008-2009

Total Operating Expense for the Petrochemical Company decreased from 2008 to 2009.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased decreased 37.5% from 2008 to 2009 due to lower per-unit costs.  The average price per MMBTU for 2008 was $8.87; whereas, for 2009 the per-unit cost was $4.07.  Volume purchased actually increased from approximately 841,000 MMBTU to about 1,124,000 MMBTU but was offset by the reduction in price.  The labor increased because the Company gave a 4% cost of living increase to the total workforce in June 2009.  The cost of living increases were determined by sampling local industry and arriving at an average increase.  Another cost component that has increased over the past several years is the cost of transportation which is largely passed through to the customer.

2007-2008

Total Operating Expense for the Petrochemical Company increased from 2007 to 2008.  The cost of natural gas purchases rose 19.7% from 2007 to 2008.  These cost increases are primarily due to price hikes as the volume of gas used was relatively flat over the period being reported upon.  The labor increase was significant and not unexpected for 2007 and 2008 as the Company began hiring personnel and reorganizing its operations and maintenance labor force early in the year to allow adequate time to train and season employees prior to starting up the new expanded portion of the operation.  Additionally, the number of truck drivers increased in preparation for greater product volumes to be moved.  Total labor costs for operations personnel, maintenance, and truck drivers increased from $7.3 million in 2007 to $8.3 million in 2008.  In addition to the impact of the increased workforce being melded into the system, the Company gave a 10% cost of living increase to the total workforce in June of 2008.  The southeast Texas economy was robust and many of the local refineries and petrochemical plants had large expansion projects underway.  The Company needed to stay competitive on salaries and benefits in order to retain valuable trained and skilled employees.  At December 31, 2008, the Company had reduced its workforce to approximately 130 employees.

Capital Expenditures

2008-2009

Capital Expenditures decreased significantly from 2008 to 2009 due to the completion in 2008 of the expansion project.  Calendar year 2009 reflects a “return to normal” amount of expenditures.

2007-2008

Capital Expenditures increased from 2007 to 2008 due to the completion in 2008 of the expansion project and office remodel.  The project began in late 2007.

General and Administrative Expense

2008-2009

General and Administrative costs from 2008 to 2009 increased 1.2% due to higher administrative payroll costs, insurance premiums, directors’ fees, legal fees and travel expense.  Payroll costs increased due to the addition of personnel and a 4% cost of living adjustment.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums.  Directors’ fees increased due to compensation expensed in 2009 for 2008 service.  Legal and consulting fees also rose for the year due to additional assistance provided by outside parties.  On the bright side, the adjustment to the allowance for doubtful accounts decreased based upon historical bad debt calculation, officer compensation decreased, post retirement benefits decreased, investor related expenses decreased and no additional impairment loss on Pioche was incurred.

2007-2008

General and Administrative costs from 2007 to 2008 increased 18.6% due to higher administrative payroll costs, insurance premiums, adjustments to allowance for doubtful accounts, investor related expenses, audit fees and the impairment loss that the Company recognized on its investment in Pioche.  An adjustment was made to the Company’s allowance for doubtful accounts mainly due to the bankruptcy of a customer.  The insurance premium increase was largely due to expanded coverage for liability, casualty, and D&O insurance.  Auditing, accounting, and consulting fees also rose for the year due to additional regulatory requirements.  These increases were offset by reductions in post retirement expenses of $270,000 and directors’ fees of $288,000.

Specialty Petrochemicals Segment

Since the petrochemicals segment of the business generates the majority of revenue and expenses of the Company, the tables above for the Company as a whole along with the discussion reflect the outcome of the segment with the exception of general & administrative expenses which are discussed below.

	2009	2008	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$7,200	$6,636	$564	8.5%

2008-2009

General and Administrative costs from 2008 to 2009 increased 8.5% due to higher administrative payroll costs, insurance premiums and additional travel expense.  Payroll costs increased due to the addition of personnel and a 4% cost of living adjustment.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums.  Legal and consulting fees also rose for the year due to additional assistance provided by outside parties.  On the positive side, the adjustment to the allowance for doubtful accounts decreased based upon historical bad debt calculation.

	2008	2007	Change	% Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$6,636	$5,441	$1,195	22.0%

2007-2008

General and Administrative costs from 2007 to 2008 increased 22.0% due to higher administrative payroll costs, insurance premiums, and adjustments to allowance for doubtful accounts.  An adjustment was made to the Company’s allowance for doubtful accounts mainly due to the bankruptcy of a customer.  The insurance premium increase was largely due to expanded coverage for liability, casualty, and D&O insurance.  Auditing, accounting, and consulting fees also rose for the year due to additional regulatory requirements.

General Corporate Expenses

2008-2009

(in thousands)	2009	2008	Change	% Change
General corporate expenses	$1,945	$2,398	$(453)	18.9%

General corporate expenses decreased from 2009 to 2008 primarily due to decreases in officer compensation of $206,000, post retirement benefits of $143,000, investor related expenses of $93,000 and $496,000 due to no additional impairment loss on Pioche offset by increases in directors’ fees of $274,000, Saudi corporate expenses of $95,000 and legal expense of $125,000.

2007-2008

(in thousands)	2008	2007	Change	% Change
General corporate expenses	$2,398	$2,178	$220	10.1%

General corporate expenses increased from 2007 to 2008 primarily due to increases in investor related expenses of $146,000, audit fees of $177,000, the impairment loss that the Company took on its investment in Pioche of $496,000 offset by reductions in post retirement expenses of $270,000 and directors’ fees of $288,000.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$24,839,488	$1,400,000	$15,289,488	$2,800,000	$5,350,000
Operating Leases	1,380,122	391,248	709,326	279,548	-

Total	$26,219,610	$1,791,248	$15,998,814	$3,079,548	$5,350,000

Investment in AMAK

In March 2010 management concluded that the previously issued 2008 consolidated financial statements contained an error in the accounting treatment of certain organizational costs incurred on behalf of AMAK.  The 2008 financial statements, as set forth herein, have been restated to correct this error.

In connection with the formation of AMAK, the Company incurred $3,712,500 in organizational and other formation costs.  The Company originally capitalized these costs as a part of the costs of its investment in the mining interests transferred to AMAK.  However, the Company has now determined that the costs, incurred on behalf of AMAK, must be accounted for as costs incurred for the organization of AMAK. As a result, the Company must treat the costs as incurred on behalf of and contributed to AMAK, and AMAK must treat the costs as organizational costs which are expensed as incurred.

At the time these costs were incurred the Company was using the equity method to account for its investment in AMAK; and therefore, the Company should have, but did not, record a loss of $1,856,250 ($.08 per share) from its 50% equity in the net loss of AMAK incurred by AMAK when it expensed these organizational costs.

The recording of this loss caused the Company’s long-term deferred tax assets to increase by $631,125.  This increase in deferred tax assets was offset by an equal increase in the valuation allowance for deferred taxes, such that net tax expense and net tax liabilities were not affected.

The effect of the restatement on prior period financial statement included in this report is discussed in Note 2. Restatement of Prior-Period Financial Statements in the Notes to Consolidated Financial Statements.

In light of the restatement, the Company’s stockholders should no longer rely on the Company’s financial statements for the year ended December 31, 2008,  included in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

During February 2010 AMAK held a regularly scheduled Board of Directors’ meeting in Jeddah which representatives of the Company attended.  At that meeting, the Project Manager and various Saudi directors of AMAK provided attendees with the status of the mining project which included unaudited sources and uses of cash as well as certain budgets in Saudi Riyals.  The following paragraphs contain a summary of this information converted to the US dollar using average conversion rates which the Company understands to be accurate but is unable to verify.

Construction of the AMAK investment is at a critical stage because the ore-treatment facility is virtually complete, but AMAK requires approximately $100,000,000 to complete the remainder of the surface and underground portions of the project.  As of December 31, 2009, AMAK has paid NESMA and CGM $62.7 million for construction of the ore-treatment facility.  The total amount currently due NESMA and CGM at of the end of 2009 is approximately $16 million.  Over 71% of the above-ground development work has now been completed (buildings have been erected and ore-processing machinery & equipment have been installed).  This contract work is expected to be fully completed during the second quarter of 2010.  Further, an underground mine development contract is expected to be finalized shortly, covering certain underground enhancement activities necessary for the commencement of production.  This work, along with associated equipment expenditures are expected to cost about $57 million (mining equipment $24.8 million, pre-production development $19.9 million and surface and underground infrastructure $ 12.3 million).  Commercial shipments of concentrate are expected to commence in mid-2011. By 2012, 74,000 tons per year are projected be shipped to the Port of Jizan, yielding revenue of approximately $100 million per year (utilizing updated 2010 cu and zn prices).  Annual operating cash flows are projected to then reach in excess of $50 million per year, and remain at roughly that level for the 12 year life of the mine, depending of course on commodity prices.  Successful discovery and exploitation of neighboring prospects could provide additional cash flows.  AMAK has made application for loans from two major Saudi development banks.  According to AMAK Saudi directors, significant progress is being made with both lenders.  AMAK applied for a $20,000,000 loan from one of the lenders which would serve as a bridge during the period of time before AMAK receives the $100,000,000 loan from the other Saudi lender.  During 2009 several AMAK Saudi shareholders advanced funds to AMAK totaling $7.4 million in order to keep the project moving forward.  In addition, the Saudi shareholders have provided invaluable efforts and expertise in dealing with NESMA, CGM, and the Saudi government and lenders.  AMAK expects to know sometime in March 2010 as to whether it will receive the $20,000,000 bridge loan.  AMAK is continuing to furnish requested information to the other Saudi lender and loan approval is anticipated in the near future, although there is a risk that AMAK’s loan applications to the Saudi lenders could be denied.  AMAK was forecasted to spend approximately $77,7 million in 2009.  In actuality, AMAK only spent $33.4 million due to a shortage of funding.  The budget for 2010 calls for $92.6 million to be spent on personnel, contracted services, repair parts, consumables and overhead.  Whether this goal is realized depends on AMAK’s ability to obtain necessary funding from the Saudi development banks.  In the event AMAK is unable to obtain additional funding necessary to complete the project, construction may cease and the value of the Company’s investment in AMAK could significantly decrease.

Pursuant to the agreement the Company reached with the other AMAK shareholders on August 5, 2009, the Company cannot be required to make additional capital contributions to AMAK against its will.  One of the Saudi development banks has indicated that the Company will not be required to guaranty any portion of the loans, but will be required to furnish a “comfort letter” acknowledging the establishment of the debt by AMAK and also pledging its shares in AMAK as collateral.  The Company has requested an example of the letter requested by lender.

New Accounting Standards

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

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), which was primarily codified into Topic 810 in the ASC in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

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

In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

Critical Accounting Policies

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The Company’s long-lived assets include its petrochemical facility and mineral exploration and development projects.

The Company’s petrochemical facility is currently its only revenue generating asset.  The facility was in full operation at December 31, 2009.  Property, pipeline and equipment costs are reviewed annually to determine if adjustments should be made.

The Company’s other significant long-lived asset was the Al Masane mining project in Saudi Arabia which was transferred to AMAK in December 2008.  In March 2007 (for purposes of estimating future cash flows), price assumptions contained in the 1996 update to the Al Masane project’s feasibility study and prepared by WGM, were updated by an independent consultant.  See Item 1. Business. These price assumptions are averages over the projected ten-year life of the Al Masane mine and are $1.98 per pound for copper, $0.85 per pound for zinc, $492 per ounce for gold and $9.03 per ounce for silver. Copper and zinc comprise in excess of 80% of the expected value of production.

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

 Share-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a valuation allowance against a portion of its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may reverse the valuation allowance against deferred tax assets. The Company assesses its tax positions taken or expected to be taken in a tax return to record any unrecognized tax benefits.  At January 1, 2007 (adoption date), and at December 31, 2009, there were no unrecognized tax benefits.

Derivative Instruments

The Company uses financial commodity swaps to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The contracts are recorded in our consolidated balance sheets as either an asset or liability measured at its fair value. Our commodity agreements are not designated as hedges therefore all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of operations.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will receive credit for payments of interest made on the term loan based upon the London InterBank Offered Rate (LIBOR) and will pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton has designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The fair value of the derivative liability associated with the interest rate swap at December 31, 2009, and 2008 totaled $1,274,692 and $1,697,079, respectively.  The cumulative loss from the changes in the swaps contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2009, 2008 and 2007, the Company had approximately $24,839,000, $28,459,000 and $9,059,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $2,484,000, $2,846,000 and $911,000 at December 31, 2009, 2008 and 2007, respectively.  However, the interest rate swap will limit this exposure in future periods on the $10.0 million outstanding of term debt.

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

At the end of 2009, market risk for 2010 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2009.   The Company had no economic hedges in effect at December 31, 2009.  Assuming that 2010 total petrochemical product sales volumes stay at the same rate as 2009 and that feed prices stay in the range that they were at the end of the year, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $7,500,000 in fiscal 2010.

At the end of 2008, market risk for 2009 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2008.  Because of the conditions in the petroleum markets at that time, with low demand and reasonably low volatility, the Company did not hedge its feedstock costs as it had periodically in the past.  Assuming 2009 total petrochemical product sales volumes at the same rate as 2008 and that feed prices stayed in the range they were at the end of the year, the 10% market risk increase would have resulted in an increase in the cost of natural gas and feedstock of approximately $5,400,000 in fiscal 2009.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of the independent registered public accounting firm thereon, are set forth beginning on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2009, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Arabian American Development Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, The Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 was audited by Travis, Wolff, LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 –Financial Statements and Supplementary Data.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth the name and age of each director of the Company as of December 31, 2009, the date of his election as a director and all other positions and offices with the Company held by him.

Name; Current Positions Held	Age	Director since	Term expires at Annual meeting in
Hatem El Khalidi Co-founder and retired President & CEO of the Company	85	1968	2010
Nicholas N. Carter ………………………………………………. President, Chief Executive Officer of the Company since July 2009, President of the Petrochemical Company since 1987, Member of AMAK Board	62	2004	2011
Robert E. Kennedy ………………………………………………. Chairman of the Audit and Compensation Committees; Member of Nominating Committee and AMAK Board	65	2007	2012
Ghazi Sultan Chairman of the Nominating Committee; Member of Compensation and Audit Committees and AMAK Board	73	1993	2010
Allen P. McKee Member of the Audit, Compensation and Nominating Committees and AMAK Board	68	2009	2012
Mohammed Al Omair Member of Audit, Compensation and Nominating Committees	66	2007	2011
Charles W. Goehringer, Jr. General Counsel	51	2007	2011
Mr. Hatem El Khalidi, who holds a MSc. Degree in Geology from Michigan State University, is also a consultant in oil and mineral exploration.  He served as President of the Company from 1975 through June 2009 and Chief Executive Officer of the Company from February 1994 through June 2009.  Mr. El Khalidi originally discovered the Al Masane ore deposits, and development has been under his direct supervision throughout the life of the project until transferred to AMAK in 2008.

Mr. Nicholas Carter, the Company’s President and Chief Executive Officer since July 2009, is a graduate of Lamar University with a BBA Degree in Accounting, is a CPA, and has extensive experience in the management of the Company’s petrochemical segment.  Mr. Carter also serves as a Director and President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock.  Mr. Carter was appointed to the Board of AMAK in February 2009.

Mr. Robert Kennedy, a U.S. citizen, is the President of Robert E. Kennedy and Associates, a consulting firm assisting various entities with transportation and project development issues in

Europe and the Middle East.  He has over thirty years experience in the oil and petrochemical industry and retired as General Manager for Supply, Logistics, and Procurement from Chevron Chemical in 2000.  During his employment with Chevron he was instrumental in developing the Aromax project in Jubail, Saudi Arabia.  Mr. Kennedy holds a BS degree in Chemical Engineering from the University of Iowa and attended the MBA program of American University.  Mr. Kennedy was appointed to the Board of AMAK in 2009.

Mr. Ghazi Sultan, a Saudi citizen, holds a MSc. Degree in Geology from the University of Texas.  Mr. Sultan served as the Saudi Deputy Minister of Petroleum and Mineral Resources 1965-1988 and was responsible for the massive expansion of the mineral resources section of the Ministry.  Mr. Sultan is also a member of the Board of AMAK.

Mr. Allen McKee, a U.S. citizen, has an extensive background in international finance and investment management. He has been an advisor to Fal Holdings Arabia Co. Ltd, Riyadh, since its inception in 1977. Mr. McKee served as President of Montgomery Associates Inc, a firm focusing on both venture-stage companies and real estate. He has been an advisor to companies seeking funding through the International Finance Corp and regional development banks. Mr McKee was vice president and investment officer with two bank-related international venture firms, and earlier he headed the Middle East banking group at Bank of America. He holds a BA in Economics from the University of Michigan and an MBA in Finance from the University of California, Berkeley.
Mr. McKee was appointed to the Board of AMAK in 2009.

Mr. Charles W. Goehringer, Jr., a U.S. citizen, is an attorney with the law firm of Germer Gertz, LLP in Beaumont, Texas with more than 12 years experience and currently serves as corporate counsel for the Company.  He also worked in industry as an engineer for over 15 years.  Mr. Goehringer holds a BS Degree in Mechanical Engineering from Lamar University, a Master of Business Administration from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.

Mr. Mohammed O. Al Omair, a Saudi citizen, resides in Riyadh, Saudi Arabia and previously served as Senior Vice President & Deputy Chief Executive Officer for FAL Holdings Arabia Co. Ltd.  He holds a BA Degree in Political Science and a Master of Public Administration from the University of Washington.

The Nominating Committee solicits recommendations for potential Board candidates from a number of sources including members of the Board, officers of the Company, individuals personally known to the members of the Board and third-party research.  In addition, the Committee will consider candidates submitted by stockholders when submitted in accordance with the procedure described in the Company’s annual proxy statement.  The Committee will consider all candidates identified through the processes above and will evaluate each of them on the same basis.

The Board of Directors of the Company has an Audit Committee which is composed of Ghazi Sultan, Mohammed Al Omair, Robert Kennedy and Allen McKee.  The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and National Association of Securities Dealers standards for independence.  The Board has also determined that Allen McKee meets the Securities and Exchange Commission criteria of an “audit committee financial expert.”

The following sets forth the name and age of each executive officer of the Company as of December 31, 2009, the date of his appointment and all other positions and offices with the Company held by him.

Name	Positions	Age	Appointed
Nicholas N. Carter	President, Chief Executive Officer and Director/President - TOCCO	62	2009/1987
Mark Williamson	Vice President of Marketing - TOCCO	54	1996
Connie Cook	Chief Accounting Officer, Secretary, Treasurer/Secretary, Treasurer - TOCCO	46	2008/2004

Each executive officer of the Company serves for a term extending until his successor is elected and qualified.

Please refer to the director discussion above for Mr. Carter’s business experience.

Mr. Mark Williamson, a U.S. citizen, has over 30 years experience in the petrochemical arena and has been with the Company for 21 years.   He holds a BBA degree in Marketing from Sam Houston State University.

Ms. Connie Cook, a U.S. citizen, has been with the Company for the last 18 years beginning as Accounting Manager and then Controller.  She holds a BBA Degree in Accounting and is a CPA.

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

It is the intent of the Board that the salaries and other compensation of the executives of the Company will be recommended to the Board for action at least once annually and will be based upon competitive salaries and financial performance of the Company. The Compensation Committee has overall responsibility for the approval, evaluation and oversight of all of the Company’s compensation plans. The Committee’s primary purpose is to assist the Company’s

Board in the discharge of its fiduciary responsibilities relating to fair and competitive compensation. The Compensation Committee meets in the fourth quarter of each year to review the compensation program and to determine compensation levels for the ensuing fiscal year and at other times as required.

Compensation Discussion and Analysis

Objectives of the Compensation Programs

The compensation programs of the Company are designed to attract and retain qualified individuals upon whom the sustained progress, growth, profitability, and value of the Company depend. It is the plan of the Board that through the Compensation Committee, the Company will develop and implement compensation policies, plans and programs to further these goals by rewarding executives for positive financial performance. Management provides recommendations regarding executive compensation to the Compensation Committee. The Company’s executive compensation program is intended to align the interests of its management team with those of its shareholders by motivating the executive officers to achieve strong financial and operating results for the Company, which it believes closely correlates to long–term shareholder value. In addition, the Company’s program is designed to achieve the following objectives:

•  attract and retain talented executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•  provide total compensation that is justified by individual performance;

•  provide performance–based compensation that balances rewards for short–term and long–term results and is tied to both individual and the Company’s performance; and

• encourage the long–term commitment of our executive officers to the Company and its shareholders’ long–term interests

What the Compensation Programs are Designed to Reward

The compensation programs are designed to reward performance that contributes to the achievement of the Company’s business strategy on both a short–term and long–term basis. In addition, the Company rewards qualities that it believes help achieve its strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports the Company’s core values; resourcefulness; the ability to manage existing assets; the ability to explore new avenues to increase profits, level of job responsibility; and tenure. The Company does not currently engage any consultant related to executive and/or director compensation matters.

Elements of the Company’s Compensation Program and Why It Pays Each Element

To accomplish its objectives, the Company seeks to offer a total direct compensation program to its executive officers that, when valued in its entirety, serves to attract, motivate and retain executives with the character, experience and professional accomplishments required for the Company’s growth and development. The Company’s compensation program is comprised of four elements:

•  base salary;

•  incentive compensation;

•  stock option plan; and

•  benefits.

Base Salary

The Company pays base salary in order to recognize each executive officer's unique value and historical contributions to the Company’s success in light of salary norms in the industry and the general marketplace; to match competitors for executive talent; to provide executives with sufficient, regularly–paid income; and to reflect position and level of responsibility.  The base salaries of Mr. Carter, Mr. Williamson and Ms. Cook have been subject to a standard cost of living increase annually over the past several years at the same rate as other Petrochemical Segment employees. In addition, Mr. Carter’s annual salary was increased to $250,000 effective July 1, 2009, due to his promotion to CEO.

None of the Company’s executives are parties to employment agreements. At the Compensation Committee’s discretion, base salaries may be increased based upon performance and subjective factors. For 2009 the Compensation Committee increased the base salary of the executives by 4%, generally representing a cost of living increase. Subjective factors the Compensation Committee considered include individual achievements, the Company’s performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to the Company’s performance.

Incentive Compensation

The full Board has reviewed and acted upon the executive performance awards based upon the financial results for the years ended 2009 and 2008.  The performance awards have been in the form of cash and stock and have been awarded in the first quarter of each year dependent on the results of the previous year.  The Compensation Committee has taken over making these recommendations and is developing a formal program per the Policies which are currently under consideration.  The total award is calculated based upon performance of the Company compared with the 2005 performance which is considered the base year.  The award is paid in the first quarter after the financial results of the year ended are reasonably known. The Company includes an annual cash bonus as part of its compensation program because it believes this element of compensation helps to motivate management to achieve key individual and operational objectives by rewarding the achievement of these objectives.  Assessment of individual performance may include objectives such as improving profitability or completing a project in a timely manner, as well as, qualitative factors such as ability to lead, ability to communicate, and adherence to the Company’s values.  No specific weights are assigned to the various elements of performance.  The annual cash bonus also allows the Company to be competitive from a total remuneration standpoint. In general, the Compensation Committee targets between 10% and 15% of base salary for performance deemed by the  Compensation Committee to be good (to generally exceed expectations) and great (to significantly exceed expectations), respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.

Long–term equity–based compensation is an element of the Company’s compensation policy because it believes it aligns executives’ interests with the interests of shareholders; rewards long–term performance; is required in order for the Company to be competitive from a total remuneration standpoint; encourages executive retention; and gives executives the opportunity to share in the Company’s long–term performance. The Compensation Committee and/or the Board of Directors act as the manager of the Company’s long–term incentive plan (the “Plan”) and perform functions that include selecting award recipients, determining the timing of grants and assigning the number of units subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of the Company’s plan. For compensation decisions regarding the grant of equity compensation to executive officers, the Compensation Committee will consider recommendations from the Company’s chief executive officer. Typically, awards vest immediately, but the Compensation Committee maintains the discretionary authority to vest the equity grant over multiple years if the individual situation merits. In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good reason, all outstanding equity based awards will immediately vest.

In 2009 the Company’s executives received no award based upon 2008 performance.  For 2009 performance, $130,000 in cash and 65,000 in options were awarded and will be paid in the first quarter of 2010.  There is no set formula for granting awards to Company executives or employees, although the Compensation Committee is working towards that goal. In determining whether to grant awards and the amount of any awards, the Compensation Committee takes into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.

Stock Option Plan

The Company adopted a stock option plan during 2008.

Other Compensation

There is no other compensation paid to the executive officers.

Benefits

The Company believes in a simple, straight–forward compensation program and, as such, Company executives are not provided significant, unique perquisite or other personal benefits not available to all employees. Consistent with this strategy, no perquisites or other personal benefits unique to Company executives are expected to exceed $10,000 annually.  The Company provides benefits to all employees that it believes are standard in the industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a Company sponsored cafeteria plan and a 401(k) employee savings and investment plan. The Company matches employee deferral amounts, including amounts deferred by named executive officers, up to a total of 6% of the employee’s eligible salary, excluding annual cash bonuses, subject to certain regulatory limitations.

How Elements of the Compensation Program are Related to Each Other

The Company views the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long–term and short–term financial and strategic goals. The Company’s compensation philosophy is to foster entrepreneurship at all levels of the organization by making long–term equity–based incentives, in particular stock option grants, a significant component of executive compensation. The Company determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, and other considerations it deems relevant, such as rewarding extraordinary performance.
The Compensation Committee, however, has not adopted any formal or informal policies or guidelines for allocating compensation between long–term and currently paid out compensation, between cash and non–cash compensation, or among different forms of non–cash compensation, but as noted previously, is working towards that goal.

Performance Metrics

The Compensation Committee did not establish performance metrics for executive officers at the beginning of the year. In setting 2009 bonus and long–term incentive amounts, the Compensation Committee considered the performance of executive officers on a subjective level and the overall performance of the Company in the tough economic climate of 2009 as compared to the base year of 2005.  The base year was chosen as a measurement point because a.) it is far enough back in history to  serve as a basis for  longer term trends and performance direction and b.) as a point in which the operation, including petroleum prices, were relatively stable and routine.

•	Managed successful completion of the derivative situation which occurred in 2008;

•	Entered into a compromise agreement with Saudi shareholders settling the capital structure of AMAK;

•	Produced an EBITDA from continuing operations of approximately $15.0 million for 2009 compared to $12.5 million for 2005;

•	Managed a 12% increase in total volume sold for 2009 during a global/US recession period, when most US companies volumes were down;

•	Utilized 20% of the new/additional capacity that was added in the fourth quarter of 2008;

•	Established an International Sales and Marketing office in Madrid Spain for continued development of International markets and opportunities, along with addressing the EU REACH Program;

•	Added an additional Account Manager to assume domestic responsibilities vacated by GM to open International S&M office; and

•	Established a Risk Management Policy and Procedures Manual.

Based on this, the Compensation Committee awarded bonuses and long–term incentives as discussed above to the Company’s executives for 2009 performance which will be paid in the first quarter of 2010.

Termination of Employment Payments

There were no termination payments made to executive officers during 2009.

Tax Considerations

There are no tax considerations which affect the compensation of executives for 2009.

Summary of Executive Compensation

The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to the Company for the year ending December 31, 2009 for those persons who served as our Chief Executive Officer, Chief Operating Officer, Chief Accounting Officer, Vice President of Marketing for the Petrochemical Company, and two additional employees during the year and who are our six most highly compensated executive officers or employees:

2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Stock Award(s) ($)	Option Award(s) ($)(2)	All Other Compensation ($) (3)(4)(5)	Total ($)
Hatem El Khalidi President and Chief Executive Officer until June 30, 2009, Director	2009	$36,000	$31,500	--	$186,288	$40,000	$293,788
	2008	$72,000	--	--	--	$8,000	$80,000
	2007	$72,000	--	--	--	$8,000	$80,000
Nicholas N. Carter President and Chief Executive Officer since July 1, 2009; previously Executive Vice President and Chief Operating Officer	2009	$234,837	$42,552	--	--	$14,090	$291,479
	2008	$209,918	$78,665	$99,800	--	$12,595	$400,978
	2007	$172,059	$96,506	$66,000	--	$10,324	$344,889
Connie J. Cook Chief Accounting Officer	2009	$142,208	$32,715	--	--	$8,533	$183,456
	2008	$133,009	$51,143	$49,900	--	$7,981	$242,033
	2007	$108,500	$70,085	$33,000	--	$6,510	$218,095
Mark D. Williamson Vice President of Marketing, Petrochemical Company	2009	$227,500	$32,652	--	--	$13,650	$273,802
	2008	$240,705	$51,143	$49,900	--	$14,442	$356,190
	2007	$190,393	$70,023	--	--	$11,424	$271,840

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Stock Award(s) ($)	Option Award(s) ($)(2)	All Other Compensation ($) (3)(4)(5)	Total ($)
Gerardo Maldonado, Account Representative, Petrochemical Company	2009	$192,543	$24,437	--	--	$11,553	$228,533
	2008	$134,358	$14,640	--	--	$10,749	$159,747
	2007	$142,443	$24,327	--	--	$8,546	$175,316
Marvin Kaufman Manager of Manufacturing, Petrochemical Company	2009	$130,532	$21,910	--	--	$7,832	$160,274
	2008	$122,603	$13,110	--	--	$7,356	$143,069
	2007	$112,534	$21,526	--	--	$6,752	$140,812

(1)
Includes $31,500, $0 and $0 in retirement bonus compensation for the fiscal years ended December 31, 2009, 2008, and 2007, respectively, that was deferred at the election of Mr. El Khalidi.  All present deferred compensation owing to Mr. El Khalidi aggregating $31,500 is considered, and future deferred compensation owing to Mr. El Khalidi, if any, will be considered payable to Mr. El Khalidi on demand.

(2)	Reflects the dollar amount recognized by the Company for financial statement reporting purposes relating to options awards.

(3)
Includes $4,000, $8,000, and $8,000 in termination benefits for each of the fiscal years ended December 31, 2009, 2008, and 2007, respectively, that was accrued for Mr. El Khalidi in accordance with Saudi Arabian employment laws. The total amount of accrued termination benefits due to Mr. El Khalidi as of December 31, 2009, was $42,878.

(4)
Includes $36,000, $0, and $0 in accrued retirement benefits for each of the fiscal years ended December 31, 2009, 2008, and 2007, respectively, that was deferred at the election of Mr. El Khalidi.  The total amount of accrued retirement benefits due to Mr. El Khalidi as of December 31, 2009, was $36,000.

(5)	Includes amounts as shown for Mr. Carter, Ms. Cook, and Mr. Williamson that were contributed on the employee’s behalf into the Company’s 401(k) plan.

2009 Grants of Plan-Based Awards

The following table presents information concerning plan-based awards granted to each of the named executive officers during 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities (#)(1)	Exercise Price of Options ($/sh)	Closing Market Price on Date of Option Grant ($/sh)	Grant Date Fair Value of Stock Awards
Hatem El Khalidi	07/02/09								200,000	$3.40	$3.40
Hatem El Khalidi	07/02/09								200,000	$3.40	$3.40

(1)
Represents conditional stock option grants made on July 2, 2009 as follows: (a) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (b) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table presents information concerning outstanding equity awards held by the named executive officers as of December 31, 2009.

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration date	Number of Shares or units of stock that have not vested (#)	Market value of shares or unites of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Hatem El Khalidi	--	200,000	--	$3.40	06/30/12
Hatem El Khalidi	--	200,000	--	$3.40	06/30/19

Director Compensation

The following table provides a summary of compensation paid to members of our Board during the year ended December 31, 2009.

2009 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)

Robert Kennedy	$74,000	$10,200	$9,730	$93,930
Ghazi Sultan	10,000	10,200	9,730	29,930
Mohammed Al Omair	25,000	10,200	9,730	44,930
Ibrahim Al-Moneef (resigned April 2009)	--	--	9,730	9,730
Charles Goehringer, Jr.	10,000	10,200	9,730	29,930
Allen McKee (appointed April 2009)	2,500	--	--	2,500

(1)
Includes committee fees for 2008 in the amount of $70,000, subsidiary board fees for 2008 in the amount of $5,000, subsidiary board fees for 2009 in the amount of $36,000 and per diem amounts for 2009 in the amount of $10,500.

(2)
Represents 3,000 shares of restricted stock granted to each non-employee director for 2008 Board service at $3.40 per share based upon the closing price of the Company’s common stock on the grant date of September 1, 2009.

(3)
Represents 7,000 shares of stock options granted to each non-employee director for 2008 Board service at an exercise price of $1.39 per share based upon the closing price of the Company’s common stock on the grant date of January 2, 2009.

General

A director who is one of our employees receives no additional compensation for his service as a director or as a member of a committee of the Board.  A director who is not one of our employees (a non-employee director) receives compensation for his or her services as described in the following paragraphs per the current policy and upon recommendation by the Compensation Committee and approval by the Board.  Directors are reimbursed for reasonable expenses incurred in connection with attendance at Board and Committee meetings.

Equity Compensation

The 2009 directors’ fees policy as recommended by the Compensation Committee proposed the grant of 3,000 shares of restricted stock and 7,000 shares in options to be awarded in the first quarter of 2010 to non-employee directors who had attended at least 75% of all called meetings in 2009 and were serving in full capacity on December 31, 2009.  This grant is to be prorated based upon time of service.  This grant was approved on January 28, 2010 by the Board of Directors and will be recognized on that date.

Committee Compensation

The 2009 directors’ fees policy as recommended by the Compensation Committee proposed cash payments for members of the Audit Committee in the amount of $15,000, the Compensation Committee in the amount of $5,000, and the Nominating Committee in the amount of $5,000.  These amounts are to be prorated based upon time of service.  These payments were approved by the Board on January 28, 2010, and approximately $92,000 was accrued as directors’ compensation expense for 2009.

Subsidiary Board Compensation

The 2009 directors’ fees policy as recommended by the Compensation Committee proposed cash payments for members of the subsidiary boards of the Company in the amount of $5,000 for U.S. subsidiaries and $5,000 for AMAK’s Board.  These amounts are to be prorated based upon time of service.  These payments were approved by the Board on January 28, 2010, and approximately $6,900 was accrued as directors’ compensation expense for 2009.   In addition, Robert Kennedy was paid $36,000 in 2009 for serving on the Board of TOCCO.

Per Diem Compensation

The 2009 directors’ fees policy allowed per diem payments of $500 per day for non-employee directors who travel to conduct Board business.  Approximately $10,500 was paid for directors’ compensation expense related to per diem in 2009.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of December 31, 2009 are Robert E. Kennedy, Ghazi Sultan, Mohammed O. Al Omair and Allen P. McKee.  None of these gentlemen serve on the

Compensation Committees of any other entities.  The members of the Compensation Committee are non-employee directors.

Compensation Committee Report

We have reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S–K. Based on the review and discussion referred to above, we recommend to the board of directors that the compensation discussion and analysis be included in this Form 10–K for the year ended December 31, 2009.

Compensation Committee:
Allen P. McKee, Chairman
Ghazi Sultan
Mohammed Al Omair
Robert E. Kennedy

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2009, information regarding each person, or group of affiliated persons, we know to be a beneficial owner of more than five percent of the Company’s Common Stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class
Fahad Mohammed Saleh Al Athel c/o Saudi Fal P. O. Box 4900 Riyadh, Saudi Arabia 11412	3,898,851	16.4%
Wellington Trust Company, NA Wellington Management Company, LP 75 State Street Boston, MA 02109	1,808,243	7.6%
Mohammad Salem ben Mahfouz c/o National Commercial Bank Jeddah, Saudi Arabia	1,500,000	6.3%
Estate of Harb S. Al Zuhair P.O. Box 3750 Riyadh, Saudi Arabia	1,423,750	6.0%
Prince Talal Bin Abdul Aziz P. O. Box 930 Riyadh, Saudi Arabia	1,272,680	5.4%
(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2)
Wellington Trust Company, NA and Wellington Management Company, LP filed with the Commission on February 12, 2010, reporting that they or certain of their affiliates beneficially owned an aggregate of 1,808,423 shares and that they had shared voting power and shared dispositive power with respect to those shares.

Based on its stock ownership records, the Company believes that, as of December 31, 2009, Saudi Arabian stockholders held approximately 60% of the Company’s outstanding Common Stock, without giving effect to the exercise of presently exercisable stock options held by certain of such stockholders. Accordingly, if all or any substantial part of the Saudi Arabian stockholders were considered as a group, they could be deemed to “control” the Company as that term is defined in regulations promulgated by the SEC.

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

Security Ownership of Management

The following table sets forth, as of December 31, 2009, information concerning the beneficial ownership of the Company’s common stock by each director, each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group, based on information furnished by them to us.

Beneficial ownership as reported in the table below has been determined in accordance with SEC regulations and includes shares of common stock which may be acquired within 60 days after December 31, 2009, upon the exercise of outstanding stock options.  As of December 31, 2009, no individual director or named executive officer beneficially owned 1% or more of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Hatem El Khalidi	60,000	(2)	0.3%
Ghazi Sultan	10,000	(3)	0.0%
Nicholas N. Carter	220,775		0.9%
Charles W. Goehringer, Jr.	42,967	(3)	0.2%

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Robert E. Kennedy	20,000	(3)	0.1%
Mohammed O. Al Omair	11,667	(3)	0.0%
Allen P. McKee	20,000		0.1%
Connie J. Cook	32,850		0.1%
Mark Williamson	20,000		0.1%
All directors and executive officers as a group (9 persons)	438,259	(4)	1.8%
(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power. Includes shares of restricted stock.

(2)
Excludes 400,000 shares which Mr. El Khalidi has the right to acquire through the exercise of contingent stock options for which the contingencies were not met at December 31, 2009.  Also excludes 385,000 shares owned by Ingrid El Khalidi, Mr. El Khalidi’s wife, and 443,000 shares owned by relatives of Hatem El Khalidi.

(3)	Includes 7,000 shares which these directors have the right to acquire through the exercise of presently exercisable stock options.

(4)
Includes 28,000 shares which certain directors and executive officers have the right to acquire through the exercise of stock options or other rights exercisable presently or within 60 days. Excludes 385,000 shares owned by Ingrid El Khalidi, the wife of Hatem El Khalidi, and 443,000 shares owned by relatives of Hatem El Khalidi.

We are unaware of any arrangements which may at a subsequent date result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The Company directly owns approximately 55% of the outstanding capital stock of Pioche. Mr. Carter is currently a director and President of Pioche, and Mr. Charles Goehringer, Jr. is currently a director of Pioche.  The Company is providing funds necessary to cover the Pioche operations. During 2009 and 2008, the Company made payments of approximately $34,000 and $65,000, respectively, for such purposes.  As of December 31, 2009, Pioche owed the Company $301,239 as a result of advances made by the Company. The indebtedness is secured by real estate but bears no interest.

During 2009 South Hampton incurred product transportation and equipment costs of approximately $961,000 with Silsbee Trading and Transportation Corp. (STTC), a private equipment leasing provider in which Mr. Carter, President and CEO of the Company, had a 100% equity interest.

Pursuant to a lease agreement, South Hampton leases transportation equipment from STTC.  Lease payments at the beginning of 2009 were approximately $70,320 per month and were raised to approximately $79,178 per month as new and additional tractors and trailers were added to the fleet throughout the year.  With the increase in volume of the products produced with the expansion of the facility, additional transportation equipment was required.  Under the lease arrangement, STTC provides transportation equipment and all normal maintenance on such equipment and South Hampton provides drivers, fuel, management of transportation operations and insurance on the transportation equipment. Approximately 95% of STTC’s income will be derived from such lease arrangement.  South Hampton entered into a new lease agreement with STTC on February 3, 2009.  STTC also previously entered into a capital lease with South Hampton for acquisition of a motorized manlift.  At the end of the five year lease period which was July 2009, title to the manlift transferred to South Hampton for a final payment of one dollar.

Review, Approval or Ratification of Transactions with Management and Others

The Company’s Code of Ethics for Senior Financial Officers addresses conflicts of interest and is available on our website.  Our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions are required to abide by this code by avoiding activities that conflict with, or are reasonably likely to conflict with, the best interests of the Company and its stockholders.  Personal activities, interests, or relationships that would or could negatively influence judgment, decisions, or actions must be disclosed to the Board with prompt and full disclosure for Board review and/or action.

We also solicit information from our directors and executive officers annually in connection with preparation of disclosures in our proxy statement.  These questionnaires specifically seek information pertaining to any “related-person” transaction.

Director Independence

The Board presently has one member of management, Nicholas Carter (CEO, President, and Chairman of the Board), and 6 non-management directors.  The Company has implemented a policy that a majority of the Board will consist of independent directors as required by the NASDAQ Stock Market Rule 5605(b)(1).  The Board determined that the following directors met the independence standard; Ghazi Sultan, Mohammed Al Omair, Robert Kennedy, and Allen McKee.

The Board’s Audit, Compensation and Nominating Committees are composed entirely of directors who meet the independence requirements.  Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in regulations of the SEC.

Item 14.  Principal Accounting Fees and Services

The table below sets forth the fees that Travis, Wolff,, LLP billed the Company for the audit of its financial statements for the fiscal years ended December 31, 2009 and 2008 and the review of its financial statements for the quarterly periods in the year ended December 31, 2009, and all other fees Travis Wolff, LLP billed the Company for services rendered during the fiscal years ended December 31, 2009 and December 31, 2008, respectively:

	2009	2008
Audit Fees	$258,477	$335,173
Audit-Related Fees	$0	$0
Tax Fees	$41,884	$33,545
All Other Fees *	$45,232	$0
*Includes fees for providing consent on Form S-3 registration filing and auditing the Company’s 401(k) plan

Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to subcommittees, provided that decisions of the subcommittee to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.  During 2009 each new engagement of Travis Wolff,LLP was approved in advance by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets dated December 31, 2009 and 2008.

Consolidated Statements of Operations for the three years ended December 31, 2009.

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2009.

Consolidated Statements of Cash Flows for the three years ended December 31, 2009.

Notes to Consolidated Financial Statements.

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2009.

   3.  The following documents are filed or incorporated by reference as exhibits to this Report.  Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
3(a)
- Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on July 19, 2000 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-6247))

3(b)	- Restated Bylaws of the Company dated April 26, 2007 (incorporated by reference to Item 5.03 to the Company’s Form 8-K dated April 26, 2007 (File No. 0-6247))
10(a)
- Loan Agreement dated January 24, 1979 between the Company, National Mining Company and the Government of Saudi Arabia (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247))

Exhibit Number	Description
10(b)
- Mining Lease Agreement effective May 22, 1993 by and between the Ministry of Petroleum and Mineral Resources and the Company (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-6247))

10(c)
- Equipment Lease Agreement dated November 14, 2003, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))

10(d)
- Addendum to Equipment Lease Agreement dated August 1, 2004, between Silsbee Trading and Transportation Corp. and South Hampton Refining Company (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-6247))

10(e)
- Partnership Agreement dated August 6, 2006 between Arabian American Development Company, Thamarat Najran Company, Qasr Al-Ma’adin Corporation, and Durrat Al-Masani’ Corporation (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (file No. 0-6247))

10(f)
- Financial Legal Service and Advice Agreement dated August 5, 2006 between Arabian American Development Company, Nassir Ali Kadasa, and Dr. Ibrahim Al-Mounif.  (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file No. 0-6247))

10(g)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-33926))

10(h)*
- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(i)*
- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(j)
- Master Lease Agreement dated February 3, 2009, between Silsbee Trading and Transportation Corp. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (file No. 001-33926))

10(k)	- Memorandum of Understanding relating to formation of AMAK, dated May 21, 2006.
10(l)	- Memorandum of Understanding relating to formation of AMAK, dated June 10, 2006.
10(m)	- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006.
10(n)	- Bylaws of Al Masane Al Kobra Mining Company
10(o)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247))
21	- Subsidiaries
23.1	- Consent of Independent Registered Public Accounting Firm
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

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
ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: March 15, 2010                                           By:/s/ Nicholas Carter
                                                             Nicholas Carter
                                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 15, 2010.

Signature	Title
/s/ Nicholas Carter Nicholas Carter	President, Chief Executive Officer and Director (principal executive officer)
/s/ Connie Cook Connie Cook	Chief Accounting Officer (principal financial and accounting officer)
Hatem El Khalidi	Director
/s/ Charles Goehringer, Jr. Charles Goehringer, Jr.	Director
/s/ Robert Kennedy Robert Kennedy	Director
/s/ Ghazi Sultan Ghazi Sultan	Director
/s/ Allen McKee Allen McKee	Director
/s/ Mohammed Al Omair Mohammed Al Omair	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year of and fourth quarter ended December 31, 2008.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arabian American Development Company and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each for the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrate Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reports dated March 15, 2010 expressed an unqualified opinion.

/s/ Travis Wolff, LLP (also known as Travis, Wolff & Company, L.L.P.)
Dallas, Texas
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arabian American Development Company and Subsidiaries
Dallas, Texas

We have audited Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Arabian American Development Company, and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Travis Wolff, LLP (also known as Travis, Wolff & Company, L.L.P.)
Dallas, Texas
March 15, 2010

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,451,614	$2,759,236
Trade Receivables, net of allowance for doubtful accounts of $126,500 and $500,000, respectively	12,302,955	11,904,026
Current portion of notes receivable, net of discount of $16,109 and $53,628, respectively (Note 6)	372,387	528,549
Derivative instrument deposits (Note 20)	--	3,950,000
Prepaid expenses and other assets	739,989	799,342
Inventories (Note 5)	5,065,169	2,446,200
Deferred income taxes (Note 15)	640,057	8,785,043
Taxes receivable (Note 15)	4,726,708	429,626

Total current assets	26,298,879	31,602,022

PLANT, PIPELINE, AND EQUIPMENT – AT COST	50,082,441	47,184,865
LESS ACCUMULATED DEPRECIATION	(17,674,938)	(14,649,791)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 7)	32,407,503	32,535,074

INVESTMENT IN AMAK (Note 8)	31,146,157	31,146,157
MINERAL PROPERTIES IN THE UNITED STATES (Note 9)	588,311	588,311
NOTES RECEIVABLE, net of discount of $684 and $16,793, respectively, net of current portion (Note 6)	35,001	407,388
OTHER ASSETS	10,938	10,938

TOTAL ASSETS	$90,486,789	$96,289,890

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2009	2008
		(restated)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,617,043	$6,069,851
Accrued interest	148,538	147,461
Current portion of derivative instruments (Notes 4 and 20)	436,203	7,287,208
Accrued liabilities (Note 11)	1,336,219	1,029,690
Accrued liabilities in Saudi Arabia (Note 12)	471,280	1,429,156
Notes payable (Note 11)	12,000	12,000
Current portion of post retirement benefit (Note 21)	31,500	--
Current portion of long-term debt (Note 10)	1,400,000	4,920,442
Current portion of other liabilities	579,500	544,340

Total current liabilities	8,032,283	21,440,148

LONG-TERM DEBT, net of current portion (Note 10)	23,439,488	23,557,294
POST RETIREMENT BENEFIT, net of current portion (Note 21)	815,378	823,500

DERIVATIVE INSTRUMENTS, net of current portion (Notes 4 and 20)	838,489	1,386,103
OTHER LIABILITIES, net of current portion	562,011	446,035
DEFERRED INCOME TAXES (Note 15)	4,332,911	3,356,968

Total liabilities	38,020,560	51,010,048

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common Stock - authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,433,995 and 23,421,995 shares in 2009 and 2008, respectively	2,343,399	2,342,199
Additional Paid-in Capital	41,604,168	41,325,207
Accumulated Other Comprehensive Loss	(841,297)	(1,120,072)
Retained Earnings	9,070,736	2,443,285
Total Arabian American Development Company Stockholders’ Equity	52,177,006	44,990,619
Noncontrolling interest	289,223	289,223
Total equity	52,466,229	45,279,842

TOTAL LIABILITIES AND EQUITY	$90,486,789	$96,289,890

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2009	2008	2007
Revenues		(restated)
Petrochemical product sales	$109,178,541	$130,264,329	$103,204,565
Transloading sales	4,624,681	20,238,841	--
Processing	3,783,457	4,127,064	5,433,550
	117,586,679	154,630,234	108,638,115
Operating costs and expenses
Cost of petrochemical product sales and Processing (including depreciation of $2,246,309, $1,299,580, and $793,220, respectively)	95,688,819	159,226,896	89,654,585
Gross Profit (Loss)	21,897,860	(4,596,662)	18,983,530

General and Administrative Expenses
General and administrative	9,144,710	9,034,366	7,619,280
Depreciation	443,538	331,703	281,542
	9,588,248	9,366,069	7,900,822

Operating income (loss)	12,309,612	(13,962,731)	11,082,708

Other income (expense)
Interest income	63,669	204,635	297,494
Interest expense	(1,327,530)	(605,254)	(142,696)
Equity in loss from AMAK (Notes 2 and 8)	--	(1,856,250)	--
Miscellaneous income (expense)	(74,332)	4,165	(62,794)
	(1,338,193)	(2,252,704)	92,004
Income (loss) before income tax expense (benefit)	10,971,419	(16,215,435)	11,174,712

Income tax expense (benefit)	4,343,968	(4,978,846)	3,426,243

Net income (loss)	6,627,451	(11,236,589)	7,748,469

Net loss attributable to Noncontrolling Interest	--	505,424	22,912

Net income (loss) attributable to Arabian American Development Company	$6,627,451	$(10,731,165)	$7,771,381

Net income (loss) per common share
Basic earnings (loss) per share	$0.28	$(0.46)	$0.34
Diluted earnings (loss) per share	$0.28	$(0.46)	$0.33

Weighted average number of common
shares outstanding
Basic	23,733,955	23,409,458	22,895,394
Diluted	23,800,499	23,409,458	23,291,669

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008, and 2007

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				Accumulated
			Additional	Other	Retained		Non-
	Common Stock		Paid-In	Comprehensive	Earnings		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total	Interest	Equity

DECEMBER 31, 2006	22,571,994	$2,257,199	$37,087,206	$-	$5,403,069	$44,747,474	$817,558	$45,565,032

Common Stock
Issued to Employees	30,000	3,000	96,000	-	-	99,000	-	99,000

Net Income (Loss)	-	-	-	-	7,771,381	7,771,381	(22,912)	7,748,469

DECEMBER 31, 2007	22,601,994	$2,260,199	$37,183,206	$-	$13,174,450	$52,617,855	$794,646	$53,412,501

Common Stock Issued for Services in connection with AMAK	750,000	75,000	3,637,500	-	-	3,712,500	-	3,712,500
Issued to Directors	30,001	3,000	226,501	-	-	229,501	-	229,501
Issued to Employees	40,000	4,000	278,000	-	-	282,000	-	282,000
Unrealized Loss on
Interest Rate Swap
(net of income tax
benefit of $ 577,007)	-	-	-	(1,120,072)	-	(1,120,072)	-	(1,120,072)

Net Loss					(10,731,165)	(10,731,165)	(505,423)	(11,236,588)
Comprehensive Loss	-	-	-	-	-	(11,851,237)	-	-

DECEMBER 31, 2008 (restated)	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$2,443,285	$44,990,619	$289,223	$45,279,842

Stock options
Issued to Directors	-	-	234,922	-	-	234,922	-	234,922
Issued to Employees	-	-	4,439	-	-	4,439	-	4,439
Stock issued to Directors	12,000	1,200	39,600	-	-	40,800	-	40,800
Unrealized Gain on Interest Rate Swap (net of income tax expense of $143,612)	-	-	-	278,775	-	278,775	-	278,775
Net Income	-	-	-	-	6,627,451	6,627,451	-	6,627,451
Comprehensive Income	-	-	-	-	-	6,906,226	-	-

DECEMBER 31, 2009	23,433,995	$2,343,399	$41,604,168	$(841,297)	$9,070,736	$52,177,006	$289,223	$52,466,229

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
	2009	2008	2007
		(restated)
Operating activities
Net income (loss) attributable to Arabian American Development Co.	$6,627,451	$ (10,731,165)	$7,771,381
Adjustments to reconcile net income (loss)
to Arabian American Development Co. to Net cash provided by (used in) operating activities:
Depreciation	2,689,847	1,631,283	1,074,762
Accretion of notes receivable discounts	(53,628)	(101,619)	(148,355)
Accretion of unrealized gross profit	-	-	(52,137)
Unrealized (gain) loss on derivative instruments	(6,976,232)	5,485,914	(972,504)
Share-based compensation	280,161	282,000	99,000
Provision for doubtful accounts	111,154	465,000	-
Deferred income taxes	8,977,317	(5,528,129)	137,131
Postretirement obligation	23,378	202,000	621,500
Impairment loss	-	496,306	-
Loss attributable to noncontrolling interest	-	(505,423)	(22,912)
Equity in loss from AMAK	-	1,856,250	-
Changes in operating assets and liabilities:
Increase in trade receivables	(510,083)	(58,465)	(3,417,379)
Decrease in notes receivable	582,177	711,396	806,447
(Increase) decrease in income tax receivable	(4,297,082)	640,781	(450,809)
(Increase) decrease in inventories	(2,618,969)	441,436	688,681
(Increase) decrease in prepaid expenses and other assets	59,353	(151,029)	(28,254)
(Increase) decrease in derivative instruments deposits	3,950,000	(3,950,000)	1,500,000
Increase in other liabilities	773,000	-	-
Increase (decrease) in accounts payable and accrued liabilities	(2,146,279)	2,750,258	2,076,607
Increase in accrued interest	1,077	61,909	25,695
Increase (decrease) in accrued liabilities in Saudi Arabia	(957,876)	22,355	(238,456)
Net cash provided by (used in) operating activities	6,514,766	(5,978,942)	9,470,398

Investing activities
Additions to mineral properties in Saudi Arabia	-	(390,579)	(331,058)
Additions to property, pipeline and equipment	(3,184,140)	(15,030,593)	(10,799,205)
Reductions in mineral properties in the United States	-	-	94
Net cash used in investing activities	(3,184,140)	(15,421,172)	(11,130,169)

Financing Activities
Additions to long-term debt	2,530,761	25,900,000	6,000,000
Repayment of long-term debt	(6,169,009)	(6,530,574)	(2,488,827)
Repayment of note to stockholders	-	-	(500)
Net cash provided (used) in financing activities	(3,638,248)	19,369,426	3,510,673

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
   For the years ended December 31,

	2009	2008	2007
		(restated)

Net increase (decrease) in cash	(307,622)	(2,030,688)	1,850,902

Cash and cash equivalents at beginning of year	2,759,236	4,789,924	2,939,022

Cash and cash equivalents at end of year	$2,451,614	$2,759,236	$4,789,924

	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,334,453	$918,845	$294,206
Cash payments (net of refunds) for taxes	$(278,622)	$4,814	$3,585,000

Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$621,864	$630,731	$584,348
Investment in AMAK	$--	$33,002,407	--
Issuance of common stock for settlement of accrued Directors’ compensation	$--	$229,501	$--
Unrealized loss/(gain) on interest rate swap, net of tax benefit/expense	$(278,775)	$1,120,072	$--

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations of the Company

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activity is manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Segment”).  The Company also owns undeveloped mineral properties in the United States and, until December 2008, a lease on undeveloped mineral properties in Saudi Arabia (also referred to as the “Mining Segment”).  In December 2008 mining assets located in Saudi Arabia were transferred into the joint stock company, Al Masane Al Kobra (“AMAK”) of which the Company initially owned 50% and now owns 41% (see Note 8).  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity.

The Company’s Petrochemical Segment activities are primarily conducted through a wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  The Company also owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain which serves as a sales office for South Hampton.  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity solvents used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry  Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche. Other entities which are not controlled but over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in which the Company does not have significant influence are accounted for using the cost method of accounting.

In 2009 the Company determined that it did not have the ability to exert significant influence over the operations of AMAK, and as a result, changed its accounting for this investment from the equity method to the cost method.  Under the cost method, earnings from AMAK are recognized only to the extent received or receivable.

Cash, Cash Equivalents and Short-Term Investments - The Company’s principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.  At December 31, 2009 and 2008, there were cash equivalents or short-term investments of $2.45 million and $2.76 million, respectively.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware.  For the years ended December 31, 2009 and 2008, the allowance balance was increased by $111,000 and $465,000, respectively.  The Company tracks customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2008 or 2007.  Approximately $485,000 was written off in 2009.

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes at December 31, 2009, and 2008, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectibility of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance has been recorded at December 31, 2009 and 2008.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  In December 2008 all mining assets related to Saudi Arabia were transferred to the Company’s investment in AMAK (see Note 8).   At December 31, 2009, the Company’s remaining mining assets held by Pioche had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to any of the projects.

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

Long-Lived Assets Impairment - Long-lived assets are reviewed for impairment  whenever events or changes  in circumstances indicate that the carrying amount may not be recoverable.  The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

value. Fair value is generally determined using a discounted cash flow analysis although other factors including the state of the economy are considered.  Cost method investments are reviewed for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.

Revenue recognition – Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred or when the service is performed and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is assured.  Sales are presented net of discounts and allowances.  Transloading sales and processing are service oriented and are recorded as such.  Freight costs billed to customers are recorded as a component of revenue.

Shipping and handling costs - Shipping and handling costs are classified as cost of petrochemical product sales and processing and are expensed as incurred.

Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan.  The Company matches 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2009, 2008, and 2007, matching contributions of $413,497, $385,501, and $305,058, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a note receivable and a deferred liability are recorded to recover the project costs which were capitalized (see Note 6).  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of the deferred liability is recorded as a reduction to depreciation expense.  As of December 31 of each year, depreciation expense had been reduced by $621,864 for 2009, $630,731 for 2008, and $584,348 for 2007.

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

Foreign Currency and Operations - The functional currency for each of the Company’s subsidiaries is the US dollar.  Transaction gains or losses as a result of conversion from the subsidiaries local currency to the US dollar are reflected in the statements of income as a foreign exchange transaction gain or loss.  The Company does not employ any practices to minimize foreign currency risks.  As of December 31, 2009, 2008 and 2007, foreign currency translation adjustments were not significant.

The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions, as well as, changes in laws and regulations.  Any such changes could have a material adverse effect on the Company’s financial condition, operating results, or cash flows.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowance for doubtful accounts receivable; assessment of impairment of the Company’s long-
lived assets and investments, financial contracts, litigation liabilities, post retirement benefit obligations, and deferred tax valuation allowance.  Actual results could differ from these estimates.

Share-Based Compensation – The Company recognizes share-based compensation of employee stock options granted as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock (see Note 14).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009, 2008, and 2007 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivatives – The Company records derivative instruments on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which is primarily codified into Topic 740, “Income Taxes”, of the ASC, on January 1, 2007.  Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2009, there were no unrecognized tax benefits.  As of December 31, 2009, no interest related to uncertain tax positions had been accrued.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

New Accounting Pronouncements

In June 2009 FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” — an amendment of SFAS No. 140” (“SFAS 166”)”, which was primarily codified into Topic 860 in the Accounting Standards Codification (“ASC”).  This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 in the ASC, Consolidation of Variable Interest Entities.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact adoption of this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), which was primarily codified into Topic 810 in the ASC in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

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

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

NOTE 2 – RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS

In March 2010 management concluded that the previously issued 2008 consolidated financial statements contained an error in the accounting treatment of certain organizational costs incurred on behalf of AMAK (see Note 8).  The 2008 financial statements, as set forth herein, have been restated to correct this error.

In connection with the formation of AMAK, the Company incurred $3,712,500 in organizational and other formation costs.  The Company originally capitalized these costs as a part of the costs of its investment in the mining interests transferred to AMAK.  However, the Company has now determined that the costs, incurred on behalf of AMAK, must be accounted for as costs incurred for the organization of AMAK. As a result, the Company must treat the costs as incurred on behalf of and contributed to AMAK, and AMAK must treat the costs as organizational costs which are expensed as incurred.

At the time these costs were incurred the Company was using the equity method to account for its investment in AMAK; and therefore, the Company should have, but did not, record a loss of $1,856,250 ($.08 per share) from its 50% equity in the net loss of AMAK incurred by AMAK when it expensed these organizational costs.

The recording of this loss caused the Company’s long-term deferred tax assets to increase by $631,125.  This increase in deferred tax assets was offset by an equal increase in the valuation allowance for deferred taxes, such that net tax expense and net tax liabilities were not affected (see Note 15).

NOTE 2 – RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS - continued

The effects of the restatement are as follows:

	December 31, 2008
	As Reported	As Restated
Consolidated Balance Sheet
Investment in AMAK	$33,002,407	$31,146,157
Total Assets	98,146,140	96,289,890
Retained Earnings	4,299,535	2,443,285
Total Arabian American Development Company Stockholders’ Equity	46,846,869	44,990,619
Total Equity	47,136,092	45,279,842
Total Liabilities and Equity	98,146,140	96,289,890

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Operations
Equity in loss from AMAK	$--	$(1,856,250)
Loss before income tax benefit	(14,359,185)	(16,215,435)
Net loss	(9,380,339)	(11,236,589)
Net loss attributable to Arabian American Development Company	(8,874,915)	(10,731,165)
Net loss per common share
Basic	$(0.38)	$(0.46)
Diluted	$(0.38)	$(0.46)

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Stockholders’ Equity
Comprehensive loss	$(9,994,987)	$(11,851,237)

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Cash Flows
Operating Activities
Net loss attributable to Arabian American Development Company	$(8,874,915)	$(10,731,165)
Equity in loss from AMAK	$--	$1,856,250

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

The Petrochemical Segment sells its products and services to companies in the chemical and plastics industries.  It performs periodic credit evaluations of its customers and generally does not require collateral from its customers.  For the year ended December 31, 2009, two customers accounted for 13.8% and 12.8% of total product sales.  For the year ended December 31, 2008, two customers accounted for 13.2% and 10.6% of total product sales.  For the year ended December 31, 2007, two customers accounted for 13.9% and 12.2% of total product sales.    The associated accounts receivable balances for those customers were approximately $1.6 million and $1.4 million and $0.5 million and $1.4 million as of December 31, 2009 and 2008, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2009.

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK - continued

Accounts receivable serving as collateral for the Company’s line of credit with a domestic bank was $9.3 million and $9.1 million at December 31, 2009 and 2008, respectively (see Note 10).

South Hampton markets its products in many foreign jurisdictions.  For the years ended December 31, 2009, 2008 and 2007, sales in foreign jurisdictions accounted for approximately 15.4%, 21.4%, and 9.3%, respectively.  The large percentage in 2008 was due to the transloading contract that was in effect from April 2008 until April 2009.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2009, 2008, and 2007 was 100%.  At December 31, 2009, and 2008, South Hampton owed the supplier approximately $1,748,000 and $1,132,000, respectively for feedstock purchases.

The Company holds its cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss related to cash.

NOTE 4 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, taxes receivable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to their short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

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

NOTE 4 – FAIR VALUE MEASUREMENTS – continued

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

Commodity Financial Instruments

South Hampton periodically enters into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  South Hampton did not designate these financial instruments as hedging transactions under ASC Topic 815 (see Note 20).

South Hampton assesses the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   South Hampton assesses the fair value of the options held to purchase crude oil and natural gas using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices for crude, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).

Interest Rate Swaps

In March 2008 South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  South Hampton designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 20).

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

NOTE 4 – FAIR VALUE MEASUREMENTS – continued

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$1,274,692	-	$1,274,692	-

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Financial Swaps on Feedstock	$5,855,850	$5,855,850	$-	$-
Options on Crude	1,120,382	-	1,120,382	-
Interest Rate Swap	1,697,079	-	1,697,079	-
Total	$8,673,311	$5,855,850	$2,817,461	-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 5 - INVENTORIES

Inventories include the following at December 31:

	2009	2008

Raw material	$3,376,943	$1,291,400
Finished products	1,688,226	1,154,800

Total inventory	$5,065,169	$2,446,200

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $3.33 million and $1.35 million at December 31, 2009 and 2008, respectively (see Note 10).

At December 31, 2009, current cost exceeded the LIFO value by approximately $1,098,000.  At December 31, 2008, the Company recorded a charge of approximately $1,786,000 to reduce inventory to net realizable value.

NOTE 6 – NOTES RECEIVABLE

Notes receivable balances at December 31 were:

	2009	2008

Note with processing customer (A)	$424,181	$914,394
Less discount	(16,793)	(68,612)
	407,388	845,782

Note with processing customer (B)	--	91,964
Less discount	--	(1,809)
	--	90,155

Total long-term notes receivable	407,388	935,937

Less current portion	372,387	528,549

Total long-term notes receivable, less current portion	$35,001	$407,388

(A)
The Company has notes receivable from a long term processing customer for capital costs incurred in making adjustments to the processing unit at their request.  The payment term is 5 years with interest imputed at a rate of 8%.  Payments of $40,851 are due monthly.

(B)
The Company had notes receivable from a long term processing customer for capital costs incurred in making adjustments to the processing unit at their request.  The payment term was 3 years with interest imputed at a rate of 8%.  Payments of $18,432 were due monthly.  This note was paid off during 2009.

Payments from long-term notes for the next five years ending December 31 are as follows:

Year Ending December 31,	Long-Term Notes Receivable
2010	388,496
2011	35,685
424,181
Less: discount	16,793
$407,388

NOTE 7 – PROPERTY, PIPELINE AND EQUIPMENT

	December 31,
	2009	2008
Platinum catalyst	$1,497,285	$1,318,068
Land	689,363	552,705
Property, pipeline and equipment	47,885,793	45,304,092
Construction in progress	10,000	10,000
Total property, pipeline and equipment	50,082,441	47,184,865
Less accumulated depreciation	(17,674,938)	(14,649,791)
Net property, pipeline and equipment	$32,407,503	$32,535,074

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 10).

NOTE 7 – PROPERTY, PIPELINE AND EQUIPMENT - continued

Interest capitalized for construction for 2009, 2008 and 2007 was approximately $8,000, $375,500 and $193,500, respectively.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $13,122,    $2,890 and $0 for 2009, 2008 and 2007, respectively.

NOTE 8 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of December 31, 2008 and 2009, all of the Company’s mining interests in Saudi Arabia are held by AMAK, in which the Company has a non-controlling equity interest as described below.

Until December 2008 the Company had direct investments in mining projects in the Al Masane area of Saudi Arabia.  These investments included (i) the Al Masane Project, and (ii) investments in the exploration of the Wadi Qatan and Jebel Harr areas which are near the Al Masane Project.

The Al Masane Project consisted of a mining lease area of approximately 44 square kilometers. This project included various quantities of proved zinc, copper, gold and silver reserves. Prior to the transfer to AMAK in December 2008, the Company, as the holder of the Al Masane mining lease, was solely responsible to the Saudi Arabian government for rental payments and other obligations provided for by the mining lease and for the repayment of the $11 million loan from the Saudi Arabia Ministry of Finance and Natural Economy which the Company had used to finance some of its development activities at Al Masane. The Company’s interpretation of the mining lease was that repayment of this loan would be made in accordance with a repayment schedule to be agreed upon with the Saudi Arabian government from the cash flows mining operations at Al Masane. The initial term of the lease was for a period of thirty (30) years from May 22, 1993, with the Company having the option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years. Under the lease, the Company was obligated to pay advance surface rental in the amount of 10,000 Saudi Riyals (approximately $2,667) per square kilometer per year (approximately $117,300 annually) during the period of the lease. The Company paid $234,700 in March 2006, $117,300 in February 2007, and $117,300 in February 2008 which paid the lease amounts in full through the end of 2008. In addition, the Company would be required to pay income tax in accordance with the income tax laws of Saudi Arabia then in force and pay all infrastructure costs. Furthermore, the lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that the Company employ Saudi Arabian citizens and provide training to Saudi Arabian personnel. At the time the Company’s interest in the Al Masane Project was transferred to AMAK, the Company had accumulated capitalized costs of $37.9 million, consisting of mining equipment of $2.2 million, construction costs of $3.1 million, consulting and project costs of $23.4 million, materials costs of $6.2 million and feasibility study costs of $3.0 million.

The Company obtained its initial license to explore and develop the Wadi Qatan area in 1971. In 1977 the Company was awarded an additional license for an area north of Wadi Qatan at Jebel Harr. Through December 2008 the Company had expended approximately $2.4 million for geophysical, geochemical and geologic work and diamond core drilling that revealed mineralization similar to that discovered at Al Masane. The Wadi Qatan and Jebel Harr licenses expired in the late seventies or early eighties..  However, the rights to the results of the exploration performed by the Company were transferred to AMAK which has applied for the renewal of these licenses and which would be entitled to sell the exploration information to any other entity which obtains a license for these areas should

NOTE 8 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)  -
continued

AMAK’s application not be granted. AMAK has received positive feedback from the Ministry as of March 8, 2010, concerning these licenses but expects that it will take several months for the documentation to work its way through the governmental process.

AMAK was formed in late 2007 by the Company and eight Saudi investors, and was granted a commercial license from the Ministry of Commerce in January 2008.  The Company formed AMAK with the Saudi investors because the Company recognized that the only way to obtain exploration permits from the Saudi government for the Al Masane, Wadi Qatan and Jebel Harr properties would be to form a joint venture with a Saudi company.

In December, 2008 the Company contributed to AMAK (i) its interests in its Saudi mining properties and (ii) $3,750,000 of costs the Company incurred in connection with the formation of AMAK and the obtaining of necessary licenses for AMAK.  AMAK treated such costs as a contribution from the Company and as organizational costs, which it charged to expense.  AMAK assumed from the Company the liability for the repayment of the $11 million loan from the Saudi Arabia Ministry of Finance and Natural Economy, and the Saudi Arabia Ministry of Finance and Natural Economy released the Company from liability for the loan. The company received a 50% interest in AMAK. The eight Saudi investors contributed $60 million in cash to AMAK for a 50% interest.

The Company accounted for its contribution of these assets to AMAK, net of the $11 million liability, as the contribution of non-monetary assets to a joint venture, and recorded the transfer based on the lower of the cost or market value of the transferred assets. The Company determined that cost was less than market value, with market value being based on the contribution of cash of $60 million by the other investors in AMAK in exchange for their 50% interest.  In addition, the Company confirmed that market value was greater than cost based on the cash flow projections based on the proven reserves and market mineral prices. The Company’s initial investment in AMAK was comprised of the following:

Accumulated costs of mineral Interests in Saudi Arabia	$40,289,907
Contribution of AMAK organization costs	3,712,500
Loan payable assumed by AMAK	(11,000,000)
Net investment in AMAK	$33,002,407

Initially, the Company accounted for its investment using the equity method of accounting under the presumption that since it owned more than 20% of AMAK, the Company would have the ability to exercise significant influence over the operating and financial policies of AMAK.

For the year ended December, 31, 2008, AMAK’s activities were limited to the receipt of the contributed assets, and its net loss was comprised solely of the expensing of the organizational costs incurred on its behalf by the Company.   The Company’s equity in the 2008 loss of AMAK and its investment in AMAK at December 31, 2008 were as follows:

Initial investment in AMAK	$33,002,407
Share of net loss of AMAK	(1,856,250)
Investment in AMAK at December 31, 2008	$31,146,157

NOTE 8 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)  -
   continued

The Company had expected to obtain the audited financial statements of AMAK by June 30, 2009, but despite its requests the Company was not furnished with that financial information, or any financial information for 2009. In addition, during an April 2009 meeting of the Board of Directors of AMAK, a Saudi director, who is also an AMAK shareholder, questioned the validity of the agreements between the Company and several of the Saudi investors which had been relied upon by the Company as the operating document for AMAK since it was signed. The issues raised included: discrepancies between the terms of the original memorandum of understanding and the executed AMAK partnership agreement; an allegation that various signatures for one or more of the Saudi investors on the AMAK partnership agreement were not authorized; that the Saudi attorney that prepared the AMAK partnership agreement exceeded his authority; and whether the Company’s capital contribution for its 50% interest in AMAK was fully paid. The Company had relied upon the AMAK partnership agreement since December 2008.

To settle these disputes, in August 2009 the Company and the Saudi investors agreed to amend the articles of association and by-laws for AMAK that provided that (i) the Company would convey nine percent or 4,050,000 shares of AMAK stock to the other AMAK shareholders pro rata, such that the Company’s interest in AMAK was now 41%, (ii) the Company has fully and completely paid the subscription price for 18,450,000 shares of AMAK stock (or 41% of the issued and outstanding shares), (iii) neither AMAK nor the other AMAK shareholders may require the Company to make an additional capital contribution without the Company’s written consent, (iv) the Company shall retain seats on the AMAK Board equal in number to that of the Saudi Arabian shareholders for a three year period beginning August 25, 2009; (v) AMAK has assumed the $11 million promissory note to the Saudi Arabian Ministry of Finance and National Economy, and AMAK will indemnify and defend the Company against any and all claims related to that note, and (vi) for a three year period commencing August 25, 2009, the Company has the option to repurchase from the Saudi Arabian shareholders 4,050,000 shares of AMAK stock at a price equal to the then fair market value of said shares less ten percent. However, although the Company retains four of the eight seats on AMAK’s board of directors, under the August 2009 amendments, the chairman of AMAK’s board who is appointed by the Saudi investors, casts an extra vote in the event of a tie vote among the eight board members.

As the result of these events, the Company concluded in August 2009 that it no longer had significant influence over the operating and financial policies of AMAK, and the Company changed to the cost method of accounting for its investment in AMAK. The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed.

While the Company has been unable to obtain 2008 or 2009 financial information for AMAK, it believes that its share of any net income or loss for AMAK for the period from January 1, 2009 to August, 2009 would not be material as AMAK’s activities during that period were the construction of facilities to begin the commercial development of the interests.  Additionally, because the Company was unable to obtain financial information for 2008 or 2009, the Company did not, while it was using the equity method of accounting, record any adjustments for the difference between its investment in AMAK and its share of the book value of AMAK’s net assets.

NOTE 9 - MINERAL PROPERTIES IN THE UNITED STATES

The principal assets of Pioche are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the Pioche Mining District in southeast Nevada.  In August 2001, 75 unpatented claims were abandoned since they were deemed to have no future value to Pioche.  Due to the lack of capital, the properties held by Pioche have not been commercially operated for approximately 35 years.  The Company recorded an impairment loss through December 31, 2008 of $496,000 due to the decline in real estate values of the asset.

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2009	2008
Notes payable:
Other	12,000	12,000
Total	$12,000	$12,000

Long-term debt:
Capital lease with affiliated party (A)	--	19,010
Revolving note to domestic bank (B)	12,489,488	14,458,726
Term note to domestic bank (C)	12,350,000	14,000,000

Total long-term debt	24,839,488	28,477,736

Less current portion	1,400,000	4,920,442

Total long-term debt, less current portion	$23,439,488	$23,557,294

(A)
On August 1, 2004, South Hampton entered into a $136,876 capital lease with a transportation company owned by a Company officer for the purchase of a diesel powered manlift.  The lease bore interest of 6.9% over a 5 year term with a monthly payment of $3,250.  Title transferred to South Hampton at the end of the term in July 2009.  The original cost of the diesel powered manlift was $136,876 with accumulated depreciation of $74,141 and $60,454 at December 31, 2009, and 2008, respectively.

(B)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The original agreement was due to expire October 31, 2008.  An amendment was entered into on July 8, 2009 which extended the termination date to June 30, 2011.  Additional amendments were entered into during 2008 and 2009 which ultimately increased the availability of the line to $21.0 million and subsequently reduced it to $18,000,000 based upon the Company’s accounts receivable and inventory.  At December 31, 2009, there was a long-term amount outstanding of $12,489,488. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2009 the rate was 3.0%, and no amounts were available to be drawn.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.    Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS –
continued

(C)	On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2009, there was a short-term amount of
$1,400,000 and a long-term amount of $10,950,000 outstanding.  The interest rate on the loan varies according to several options.  At December 31, 2009 the rate was 3.0%.  Interest is paid monthly.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
2010	$1,400,000
2011	13,889,488
2012	1,400,000
2013	1,400,000
2014	1,400,000

Thereafter	5,350,000
Total	$24,839,488

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2009	2008
Accrued state taxes	$103,573	$147,221
Accrued payroll	546,720	514,218
Accrued directors’ fees	105,387	--
Accrued officers’ compensation	76,001	--
Other liabilities	504,538	368,251

Total	$1,336,219	$1,029,690

NOTE 12 – ACCRUED LIABILITIES IN SAUDI ARABIA

In connection with the transfer to AMAK discussed in Note 8, the Company has started the legal process of closing the branch office in Saudi Arabia, terminating employees located there, and has begun to pay employment and other liabilities.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2009	2008
Salaries	$202,920	$602,503
Termination benefits	213,649	807,944
Other liabilities	54,711	18,709

Total	$471,280	$1,429,156

NOTE 13 - COMMITMENTS AND CONTINGENCIES

South Hampton leases various vehicles and equipment from Silsbee Trading and Transportation Corp. (“STTC”), a trucking and transportation company currently owned by the President of TOCCO, at a monthly cost which varies according to the amount of equipment in service.  Effective January 1, 2004, South Hampton and STTC entered into a five year lease agreement requiring a monthly rental of $32,835 which was raised to approximately $74,520 per month at December, 2009, as new tractors and trailers have been added to the fleet throughout the years.  A new lease agreement was signed on February 3, 2009 with varying terms based upon the individual pieces of equipment leased.  Total rental costs were approximately $961,000 in 2009, $757,000 in 2008, and $653,000 in 2007 (see Note 19).

Future minimum lease payments under this agreement are as follows:

Year ending December 31,
2010	$391,248
2011	369,990
2012	339,336
2013	216,048
2014	63,500

Total	$1,380,122

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2009 and 2008 is $66,570 related to this guaranty.

In May 2006 a $25,000 irrevocable standby letter of credit was issued by a bank in favor of the Railroad Commission of Texas for Gulf State Pipeline operations.  The letter of credit was renewed and will expire on July 31, 2010.

Litigation -

In September 2008 the Bankruptcy Trustee for a former customer filed suit in the U.S. Bankruptcy Court in Delaware against South Hampton to recover approximately $1,388,000 of alleged preference payments.  South Hampton settled with the Trustee for $65,000 in March 2009.

There were no defense or settlement costs recorded in 2008 or 2007.

Environmental remediation - In 1993, at the request of the Texas Commission on Environmental Quality (“TCEQ”), South Hampton drilled a well to check for groundwater contamination under a spill area.  Based on the results, two pools of hydrocarbons were discovered.  The recovery process was initiated in June 1998 and is expected to continue for many years until the pools are reduced to an acceptable level.

In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 South Hampton and TCEQ reached a tentative agreement for a settlement of $274,433. Final approval by the TCEQ governing body of Commissioners was given on October 8, 2008.  Under the terms of the agreement, 50% of the penalty would be applied to a local community environmental improvement

NOTE 13 - COMMITMENTS AND CONTINGENCIES - continued

project which the Company and TCEQ staff identified as acceptable.  Payment was made prior to December 31, 2008; therefore, no liability remained at December 31, 2009 or 2008.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $444,000 in 2009, $518,000 in 2008 and $439,000 in 2007.

NOTE 14 - SHARE-BASED COMPENSATION

Common Stock – In September 2009 the Company issued 12,000 shares of restricted common stock to non-employee Board members for services rendered.  Compensation expense recognized in connection with this issuance was $40,800.

In January 2008 the Company issued 30,001 shares of its common stock to non-employee directors as settlement for accrued compensation at December 31, 2007 for services rendered in their capacity as directors.  During the same time period, the Company issued 40,000 shares of its common stock to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with this issuance was $282,000.  The Company also issued 750,000 shares of its common stock during 2008 for payment of certain formation costs of AMAK in connection with the “Financial and Legal Services and Advice Agreement”.  The Company transferred this asset to AMAK in December 2008.

In January 2007 the Company issued 30,000 shares of its common stock to certain employees and executives of the Company for services rendered.  Compensation expense recognized in connection with these issuances of common stock was $99,000.

Stock Options – On April 7, 2008, the Board of Directors of the Company adopted the Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), subject to the approval of Company’s shareholders.  Shareholders approved the Stock Option Plans at the 2008 Annual Meeting of Shareholders on July 10, 2008.  The Company filed Form S-8 to register the 1,000,000 shares allocated to the Stock Option Plans on October 23, 2008.

On January 2, 2009, the Company awarded fully vested options to its non-employee directors in the amount of 7,000 shares each for a total of 35,000 shares for their service during 2008.  The exercise price of the options is $1.39 per share based upon the closing price on January 2, 2009.  Compensation expense recognized in connection with this award was approximately $49,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	227%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	0.5%

On January 26, 2009, the Company awarded fully vested options to two of its key employees in the amount of 2,000 shares each for a total of 4,000 shares for their continuing service. The exercise price of the options is $1.11 per share based upon the closing price on January 26, 2009.  Compensation expense recognized in connection with this award was approximately $4,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

NOTE 14 - SHARE-BASED COMPENSATION - continued

Expected volatility	227%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	0.50%

On July 2, 2009, the Company’s Board terminated Mr. El Khalidi’s option to purchase 400,000 shares of Company common stock with an exercise price of $1.00 per share (the “Option”) as had been authorized by a board resolution, dated October 10, 1995 (the “1995 Resolution”) and resolved that the

Option granted by the Company to Hatem El Khalidi pursuant to the 1995 Resolution was officially terminated in all respects and should be removed from the Company’s books and records.  The Board next considered Mr. El Khalidi’s efforts related to the mining project in southwestern Saudi Arabia in conjunction with his retirement as Chief Executive Officer of the Company on June 30, 2009, and after discussion, the Board documented its sincere appreciation of Mr. El Khalidi’s efforts related to the mining project and issued two stock options to Mr. El Khalidi and wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  The fair value of the options granted to Mr. El Khalidi and wife, Ingrid El Khalidi was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	139-402%
Expected dividends	None
Expected term (in years)	1.5-7
Risk free interest rate	0.98%-3.14%

The Company recognized approximately $186,000 in share based compensation related to this transaction in 2009.

A summary of the status of the Company’s stock option awards is presented below:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)

Outstanding at December 31, 2008, and 2007	500,000	$1.20
Granted	439,000	3.22
Expired	(100,000)	2.00
Cancelled	(400,000)	1.00
Outstanding at December 31, 2009	439,000	$3.22	6.3	--
Exercisable at December 31, 2009	39,000	$1.36	9.0

NOTE 14 - SHARE-BASED COMPENSATION - continued

On August 27, 2009, outstanding options of 100,000 shares awarded to Mr. Ghazi Sultan expired.

For the other outstanding 39,000 options, 35,000 have a remaining life of 9 years, and 4,000 have a remaining life of 9 years, one month as of December 31, 2009.

The Company expects to issue shares upon exercise of the options from its authorized but unissued common stock.

NOTE 15 – INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2009	2008	2007
		(restated)
Current federal provision	$(4,866,532)	$376,030	$3,357,184
Current state provision (benefit)	89,571	173,323	(68,103)

Deferred federal provision (benefit)	8,959,098	(5,388,895)	141,443
Deferred state provision (benefit)	161,831	(139,304)	(4,281)

Income tax expense (benefit)	$4,343,968	$(4,978,846)	$3,426,243

The difference between the effective tax rate in income tax expense (benefit) and the Federal statutory rate of 34% is as follows:

	2009	2008	2007
		(restated)
Income taxes at U.S. statutory rate	$3,736,766	$(5,513,248)	$3,807,192
State taxes, net of federal benefit	230,187	(42,141)	166,685
Prior year overpayments	(13,998)	(49,872)	(145,250)
Refund from amended state return	-	-	(158,000)
Permanent and other items	25,720	(4,710)	(244,384)
Increase in valuation allowance	365,293	631,125	-
Total tax expense (benefit)	$4,343,968	$(4,978,846)	$3,426,243

The tax effects of temporary differences that give rise to significant portions of Federal and state deferred tax assets and deferred tax liabilities were as follows:

NOTE 15 – INCOME TAXES - continued

	December 31,
	2009	2008
Deferred tax liabilities:		(restated)
Plant, pipeline and equipment	$(4,863,610)	$(4,122,410)

Deferred tax assets:
Accounts receivable	148,174	265,901
Inventory	42,726	635,865
Mineral interests	365,293	365,293
Capital loss carry-forward	1,228,090	1,228,090
Unrealized losses on swap agreements	--	7,306,270
Unrealized loss on interest rate swap	433,395	577,007
Post retirement benefits	314,758	400,149

Investment in AMAK	631,125	631,125
Stock-based compensation	81,383	-
Acquisition costs	135,597	-
Charitable contributions	14,723	-
Gross deferred tax assets	3,395,264	7,287,290
Valuation allowance	(2,224,508)	(1,859,215)

Net deferred tax assets (liabilities)	$(3,692,854)	$5,428,075

The current and non-current classifications of the deferred tax balances are as follows:

	2009	2008
		(restated)
Current deferred tax asset	$640,057	$8,785,043

Non-current deferred tax liability:

Deferred tax assets	2,755,207	2,624,657
Deferred tax liability	(4,863,610)	(4,122,410)
Valuation allowance	(2,224,508)	(1,859,215)
Non-current deferred tax liability, net	(4,332,911)	(3,356,968)

Deferred tax assets (liabilities), net	$(3,692,854)	$5,428,075

The Company has provided a valuation allowance in 2009, 2008 and 2007 against certain deferred tax assets because of uncertainties regarding their realization.  The valuation allowance increased $365,293 and $631,125 from December 31, 2008 and 2007, respectively. At December 31, 2009, the Company had no net operating loss carry-forwards.

The Company will elect to carry-back the taxable loss for the year ended December 31, 2009 of approximately $13,900,000 to prior years.  The Company has recorded $4,726,708 in taxes receivable as of December 31, 2009 related to the carry-back.

The Company has a capital loss carryover of approximately $3.6 million that will expire in 2010 if unused.

The Company has no Saudi Arabian tax liability.

NOTE 15 – INCOME TAXES - continued

The Company files an income tax return in the U.S. federal jurisdiction and Texas. The Federal and Texas tax returns for the years 2006 through 2008 remain open for examination. In early 2009 the Internal Revenue Service (IRS) commenced an examination of the Company’s 2007 tax return that was subsequently completed with no additional tax due.

NOTE 16 - SEGMENT INFORMATION

Through the third quarter of 2008, the Company operated in two business segments.  As a result of the transfer discussed in Note 8, the Company now operates in one segment at December 31, 2009.  The Company measures segment profit or loss as operating income (loss), which represents income (loss) before interest, foreign exchange transaction gain and (loss), miscellaneous income and noncontrolling interest.  Information on segments is as follows:

	December 31, 2009
	Petrochemical	Mining***	Corporate And Other**	Total
Continuing operations
Revenue from external customers	$117,586,679	$-	$-	$117,586,679
Depreciation*	2,688,705	-	1,142	2,689,847
Operating income (loss)	14,255,160	-	(1,945,548)	12,309,612

Total assets	$58,752,321	$-	$31,734,468	$90,486,789

	December 31, 2008 (restated)
	Petrochemical	Mining***	Corporate And Other**	Total
Continuing operations
Revenue from external customers	$154,630,234	$-	$-	$154,630,234
Depreciation*	1,630,428	-	856	1,631,284
Operating income (loss)	(11,563,597)	(995,474)	(1,403,660)	(13,962,731)

Total assets	$64,555,422	$588,311	$31,146,157	$96,289,890

	December 31, 2007
	Petrochemical	Mining	Corporate And Other**	Total
Continuing operations
Revenue from external customers	$108,638,115	$-	$-	$108,638,115
Depreciation*	1,073,620	-	1,142	1,074,762
Operating income (loss)	13,261,809	(329,113)	(1,849,988)	11,082,708

Total assets	$42,077,819	$40,983,945	1,159,001	$84,220,765

*Depreciation includes cost of sales depreciation and is net of amortization of deferred revenue (other liabilities).
**Corporate and Other includes the Company’s $31,146,157 joint venture interest in AMAK at December 31, 2009 and 2008 (Note  9) and certain corporate expenses.
*** Beginning January 1, 2009, we have one operating segment.

Information regarding foreign operations for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands).  Revenues are attributed to countries based upon the origination of the transaction.

NOTE 16 - SEGMENT INFORMATION – continued

	Year ended December 31,
	2009	2008	2007
		(restated)
Revenues
United States	$117,587	$154,630	$108,638

Long-lived assets
United States	$32,996	$33,123	$20,851
Saudi Arabia	-	-	39,899
	$32,996	$33,123	$60,750

Investment in AMAK	$31,146	$31,146	$-

NOTE 17 - NET INCOME (LOSS) PER COMMON SHARE

	Year ended December 31,
	2009	2008	2007
		(restated)
Net income (loss)	$6,627,451	$(10,731,165)	$7,711,381

Basic earnings (loss) per common share:
Weighted average shares outstanding	23,727,995	23,409,458	22,895,394

Per share amount	$0.28	$(0.46)	$0.34

Diluted earnings (loss) per common share:
Weighted average shares outstanding	23,800,449	23,409,458	23,291,669

Per share amount	$0.28	$(0.46)	$0.33

	Year ended December 31,
	2009	2008	2007
Weighted average shares-denominator basic computation	23,727,995	23,409,458	22,895,394
Effect of dilutive stock options	72,454	-	396,275
Weighted average shares, as adjusted denominator diluted computation	23,800,449	23,409,458	23,291,669

Inclusion of the Company’s options in diluted loss per share for the year ended December 31, 2008, has an anti-dilutive effect because the Company incurred a loss from operations.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2009 (in thousands, except per share data):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total

Revenues	$27,397	$28,585	$30,648		$30,957	$117,587
Gross profit (loss)	8,962	6,426	4,294		2,216	21,898
Net income (loss)	4,173	2,564	528		(638)	6,627
Basic EPS	$0.18	$0.11	$0.02		$(0.03)	$0.28
Diluted EPS	$0.18	$0.11	$0.02	$	(0.03)	$0.28

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
				(restated)	(restated)
Revenues	$31,234	$42,611	$47,742	$33,043	$154,630
Gross profit (loss)	4,878	6,846	(9,110)	(7,211)	(4,597)
Net income (loss)	1,416	3,172	(6,931)	(8,388)	(10,731)
Basic EPS	$0.06	$0.14	$(0.30)	$(0.36)	$(0.46)
Diluted EPS	$0.06	$0.13	$(0.30)	$ (0.36)	$(0.46)

The table below reconciles the amounts previously reported for the fourth quarter of 2008 to the restated amounts being reported:

Fourth Quarter ended December 31, 2008
	As Reported		As Restated		Difference*
Revenues		$33,043		$33,043	$-
Gross profit (loss)		(7,211)		(7,211)	-
Net income (loss)		(6,532)		(8,388)	(1,856)
Basic EPS		$(0.28)		$(0.36)	$(0.08)
Diluted EPS	$	(0.28)	$	(0.36)	$(0.08)
*Company’s equity in AMAK’s 2008 loss

NOTE 19 - RELATED PARTY TRANSACTIONS

At December 31, 2009, and 2008, the Company had a liability to its former President and Chief Executive Officer of approximately $43,000 and $353,000, respectively in accrued salary and termination benefits.  An additional liability of $67,500 was outstanding at December 31, 2009 for accrued retirement benefits.

South Hampton incurred product transportation and equipment costs of approximately $961,000, $757,000 and $653,000 in 2009, 2008 and 2007, respectively, with STTC, which is owned by the President of the Company.  At December 31, 2009, and 2008, no liability was outstanding (see Note 13).

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bore interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transferred to South Hampton at the end of the term which was July 2009.  In 2009, 2008, and 2007 gross payments of $22,750, $39,000 and $39,000, respectively were

NOTE 19 - RELATED PARTY TRANSACTIONS - continued

made.  At December 31, 2009 no liability remained.  At December 31, 2008 a liability of approximately $20,000 was outstanding.

Legal fees in the amount of $216,671, $81,705, and $99,667 were paid during 2009, 2008, and 2007, respectively to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  At December 31, 2009, and 2008, we had a liability of approximately $34,000 and $10,000, respectively.

Robert E. Kennedy was paid $3,000 and $24,000 in consulting fees in 2008 and 2007, respectively.  No consulting fees were paid in 2009 since the consulting arrangement ended in January 2008.  Mr. Kennedy was appointed to the Board of Directors in January 2007.  No liability remained at December 31, 2009 or 2008.

NOTE 20 – DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2009, 2008, and 2007, represented approximately 80.5%, 85.4% and 82.0% of TOCCO’s operating expenses, respectively.

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

On February 26, 2009, the Board of Directors rescinded the 1992 resolution and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process, as well as, establishes a “hedge committee” for derivative oversight.

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

NOTE 20 – DERIVATIVE INSTRUMENTS - continued

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

The initial floor of $120 was determined to be an appropriate point as current crude prices were about $133 per barrel for the period in question.  A cap of $140 was established as the ceiling.  The volume of crude options covered from 15% to 20% of the total expected volume of feedstock for the Company over the time period in question.  Beginning in early and mid-August 2008, as it became apparent that the price declines might be more dramatic than normal, the Company began moving the strike price of the floor puts down to levels which seemed more reasonable and would appear to be out of the money in normal circumstances.  Moving the floor puts required payment of a premium to buy back the established position and sale of another put to defer the cost of the buyback, with the new floor of the put at a reasonable level under the circumstances.  In some cases puts were repurchased with no re-establishment of a new floor.  As of mid-November 2008, the Company neutralized positions for all crude options by having the same number of puts and calls in place for a particular strike price thereby allowing the options to expire with no further cash effect.  In August, September, and October 2008 margin calls were made on the financial derivatives for $10,250,000 due to the decrease in the price of natural gasoline and crude.  As of December 31, 2009, and December 31, 2008, collateral in the amount of $0 and $3,950,000 remained on deposit. The financial swaps for natural gasoline (covering approximately 30% of the feed requirements for the 4th quarter of 2008 and the 1st quarter of 2009) were ultimately bought out in several stages as prices continued to fall and the final loss was fixed.

The Company exited that market entirely as of mid-November 2008.

As of December 31, 2009, South Hampton had no crude option contracts outstanding.

The following tables detail (in thousands) the impact the feed stock, crude and natural gas agreements had on the financial statements:

	December 31,
	2009	2008	2007

Realized gain (loss)	$(5,856)	$1,721	$3,367
Write off of derivative premiums	-	(14,103)	-
Unrealized gain (loss)	6,976	(6,793)	973
Net gain (loss)	$1,120	$(19,175)	$4,340

	December 31,
	2009	2008

Fair value of derivative liability	$-	$6,976

Realized and unrealized gains/(losses) and the write offs of the derivative premiums are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2009, 2008, and 2007.

NOTE 20 – DERIVATIVE INSTRUMENTS - continued

Interest Rate Swaps

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton receives credit for payments of interest made on the term loan based upon the London InterBank Offered Rate (LIBOR) and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2009	2008	2007
Other Comprehensive Loss
Cumulative loss	$(1,275)	$(1,697)	$-
Deferred tax benefit	434	577	-
Net cumulative loss	$(841)	$(1,120)	$-

Interest expense reclassified from other comprehensive loss	$510	$93	$-

	December 31,
	2009	2008

Fair value of derivative liability	$1,275	$1,697

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized gain on the interest rate swap for 2009 included in other comprehensive loss is $278,775 (net of $143,612 of income tax expense).

The net amount of pre-tax loss in other comprehensive income (loss) as of December 31, 2009, predicted to be reclassified into earnings within the next 12 months is approximately $436,000.

NOTE 21- POST RETIREMENT OBLIGATIONS

In January 2008 the retirement agreement entered into in February 2007 with Hatem El Khalidi, then President of the Company, was modified.  The new agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life.  Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A long term liability of approximately $815,000 based upon an annuity single premium value contract was outstanding at December 31, 2009 and is included in post retirement benefits. In June 2009 the Board voted to amend the retirement agreement by allowing a yearly cost of living

NOTE 21- POST RETIREMENT OBLIGATIONS - continued

adjustment to be applied to the agreement based upon the Consumer Price Index which is published annually.  Expense recognized in relation to this adjustment was approximately $21,000.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of faithful service.  This amount was outstanding at December 31, 2009, and was included in post retirement benefits.

NOTE 22 – SUBSEQUENT EVENTS

On January 28, 2010, the Company awarded fully vested options to its non-employee directors in the amount of 7,000 shares each (prorated for time served) for a total of 32,667 shares for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010. In addition, 3,000 shares each of restricted stock (also prorated for time served) for a total of 14,000 shares with a grant date January 28, 2010, were awarded.

On January 28, 2010, the Company awarded options vesting over a two year period to its officers and key employees in the amount of 65,000 shares for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2009

Description	Beginning balance	Charged (credited) to earnings	Deductions(a)	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2007	1,336,451	(108,361)	-	1,228,090
December 31, 2008, restated	1,228,090	631,125	-	1,859,215
December 31, 2009	1,859,215	365,293	-	2,224,508

(a)           Utilization of carryforwards

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2007	35,000	-	-	35,000
December 31, 2008	35,000	465,000	-	500,000
December 31, 2009	500,000	111,154	(484,654)	126,500