Form 10-Q
period 2010-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2010-05-10
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-33926

ARABIAN AMERICAN DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	75-1256622
(State or other jurisdiction of	(I.R.S. employer incorporation or
organization)	identification no.)

1600 Hwy 6 South, Suite 240	77478
Sugar Land, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (409) 385-8300

P. O. Box 1636
Silsbee, Texas 77656
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
Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                      Accelerated filer _X_

Non-accelerated filer____                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 3, 2010: 23,450,745.

TABLE OF CONTENTS

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2010 (unaudited)	DECEMBER 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,755,484	$2,451,614
Trade Receivables, net of allowance for doubtful accounts of $126,500 and $126,500, respectively	13,377,959	12,302,955
Current portion of notes receivable, net of discount of $9,276 and $16,109,respectively	278,078	372,387
Prepaid expenses and other assets	782,173	739,989
Financial contracts	630,995	-
Inventories	4,969,558	5,065,169
Deferred income taxes	726,556	640,057
Taxes receivable	4,357,373	4,726,708
Total current assets	27,878,176	26,298,879

Property, Pipeline and Equipment	50,722,211	50,082,441
Less: Accumulated Depreciation	(18,514,246)	(17,674,938)
Net Property, Pipeline and Equipment	32,207,965	32,407,503

Investment in AMAK	31,146,157	31,146,157
Mineral Properties in the United States	588,311	588,311
Notes Receivable, net of discount of $134 and $684, respectively, net of current portion	14,140	35,001
Other Assets	10,938	10,938

TOTAL ASSETS	$91,845,687	$90,486,789
LIABILITIES
Current Liabilities
Accounts payable	$3,756,148	$3,617,043
Accrued interest	148,986	148,538
Current portion of derivative instruments	433,012	436,203
Accrued liabilities	1,390,510	1,336,219
Accrued liabilities in Saudi Arabia	628,242	471,280
Notes payable	12,000	12,000
Current portion of post retirement benefit	31,500	31,500
Current portion of long-term debt	1,400,000	1,400,000
Current portion of other liabilities	462,680	579,500
Total current liabilities	8,263,078	8,032,283

Long-Term Debt, net of current portion	24,089,488	23,439,488
Post Retirement Benefit, net of current portion	740,431	815,378
Derivative instruments, net of current portion	604,691	838,489
Other Liabilities, net of current portion	519,066	562,011
Deferred Income Taxes	4,356,100	4,332,911
Total liabilities	38,572,854	38,020,560

EQUITY
Common Stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,450,745 and 23,433,995 shares in 2010 and 2009, respectively	2,345,074	2,343,399
Additional Paid-in Capital	41,848,698	41,604,168
Accumulated Other Comprehensive Loss	(684,884)	(841,297)
Retained Earnings	9,474,722	9,070,736
Total Arabian American Development Company Stockholders’ Equity	52,983,610	52,177,006
Noncontrolling Interest	289,223	289,223
Total equity	53,272,833	52,466,229

TOTAL LIABILITIES AND EQUITY	$91,845,687	$90,486,789

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

REVENUES
Petrochemical Product Sales	$30,230,944	$23,073,837
Transloading Sales	654,204	3,419,056
Processing Fees	1,109,627	904,155
	31,994,775	27,397,048

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $569,180 and $552,564, respectively)	28,268,692	18,434,822

GROSS PROFIT	3,726,083	8,962,226

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,627,367	2,064,336
Depreciation	110,363	114,589
	2,737,730	2,178,925

OPERATING INCOME	988,353	6,783,301

OTHER INCOME (EXPENSE)
Interest Income	7,420	25,717
Interest Expense	(323,996)	(308,676)
Miscellaneous Income (Expense)	(12,031)	(66,542)
	(328,607)	(349,501)

INCOME BEFORE INCOME TAXES	659,746	6,433,800

INCOME TAXES	255,760	2,262,860

NET INCOME	$403,986	$4,170,940

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	1,875

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$403,986	$4,172,815

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.02	$0.18
Basic Weighted Average Number
of Common Shares Outstanding	23,745,721	23,721,995

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.02	$0.18
Diluted Weighted Average Number
of Common Shares Outstanding	23,745,721	23,721,995

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2009	23,433,995	$2,343,399	$41,604,168	$(841,297)	$9,070,736	$52,177,006	$289,223	$52,466,229

Stock options
Issued to Directors	--	--	188,831	--	--	188,831	--	188,831
Issued to Employees	--	--	17,496	--	--	17,496	--	17,496
Stock issued to Directors	14,000	1,400	29,540	--	--	30,940	--	30,940
Stock issued to Employees	2,750	275	8,663	--	--	8,938	--	8,938
Unrealized Gain on Interest Rate Swap (net of income tax expense of $80,576)	--	--	--	156,413	--	156,413	--	156,413
Net Income	--	--	--	--	403,986	403,986	--	403,986
Comprehensive Income	--	--	--	--	--	560,399	--	--

MARCH 31, 2010	23,450,745	$2,345,074	$41,848,698	$(684,884)	$9,474,722	$52,983,610	$289,223	$53,272,833

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
OPERATING ACTIVITIES
Net Income	$403,986	$4,172,815
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by Operating Activities:
Depreciation	679,543	667,153
Accretion of Notes Receivable Discounts	(7,383)	(17,655)
Unrealized (Gain)/Loss on Derivative Instruments	(630,995)	(6,363,143)
Stock-based Compensation	246,205	53,073
Deferred Income Taxes	(143,886)	3,390,572
Postretirement Obligation	(74,947)	--
Loss attributable to noncontrolling interest	--	(1,875)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(1,075,004)	(855,563)
Decrease in Notes Receivable	122,553	177,848
(Increase) Decrease in Income Tax Receivable	369,335	(1,131,530)
(Increase) Decrease in Inventories	95,611	(1,373,047)
Decrease in Derivative Instrument Deposits	--	3,750,000
(Increase) Decrease in Prepaid Expenses	(42,184)	64,663
Increase in Accounts Payable and Accrued Liabilities	193,396	559,085
Increase (Decrease) in Accrued Interest	448	(49,508)
Increase in Other Liabilities	--	333,000
Increase in Accrued Liabilities in Saudi Arabia	156,962	19,377

Cash Provided by Operating Activities	293,640	3,395,265

INVESTING ACTIVITIES
Additions to Property, Pipeline and Equipment	(639,770)	(264,930)
Additions to Mineral Properties in the U.S.	--	(2,342)

Cash Used in Investing Activities	(639,770)	(267,272)

FINANCING ACTIVITIES
Additions to Long-Term Debt	1,000,000	30,761
Repayment of Long-Term Debt	(350,000)	(2,508,038)

Cash Provided by (Used in) Financing Activities	650,000	(2,477,277)

NET INCREASE IN CASH AND CASH EQUIVALENTS	303,870	650,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,451,614	2,759,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,755,484	$3,409,952

Supplemental disclosure of cash flow information:
Cash payments for interest	$323,548	$358,184
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$159,765	$165,370
Unrealized loss on interest rate swap, net of tax benefit	$156,413	$109,338

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements and footnotes thereto are unaudited.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows for the periods presented.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses, and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information in this Form 10-Q should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Shield Refining Company (the “Petrochemical Company” or “ASRC”), which owns all of the capital stock of Texas Oil and Chemical Company II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain and a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  The Company also owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”), which does not conduct any substantial business activity.

We operate in one segment and all revenue originates from United States sources and all long-lived assets owned are located in the United States.

The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche. Other entities which are not controlled but over which the Company has the ability to exercise significant influence, are accounted for using the equity method. Investments in which the Company does not have significant influence are accounted for using the cost method of accounting. Under the cost method, earnings are recognized only to the extent received or receivable.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009 the FASB issued Accounting Standards Update (“ASU”) 2009-16, Topic 860 in Accounting Standard Codification (“ASC”) Transfers and Servicing. This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 in the ASC, Consolidation of Variable Interest Entities.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Topic 860 is effective for the quarter ended March 31, 2010. The Company adopted Topic 860 and application of this update had no impact on the Company’s consolidated financial statements.

In December 2009 the FASB issued ASU No. 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. ASU 2009-17 is effective for the quarter ended March 31, 2010, and application of this update had no impact on the Company’s consolidated financial statements.

In June 2009 the SEC released Update of Codification of Staff Accounting Bulletins. This update amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), primarily codified into Topic 805 in the ASC and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), primarily codified into ASC 810-10-65. This update is effective for the quarter ended March 31, 2010, and application of this update had no impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were effective after December 15, 2009, and the application of those provisions are found in Note 8 of the Company’s consolidated financial statements.

In February 2010 the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption had no impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories include the following:

	March 31, 2010	December 31, 2009
Raw material	$3,142,188	$3,376,943
Petrochemical products	1,827,370	1,688,226
Total inventory	$4,969,558	$5,065,169

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2010, current cost exceeded LIFO value by approximately $1,503,000.  At December 31, 2009, current cost exceeded LIFO value by approximately $1,098,000.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $3.55 million and $3.33 million at March 31, 2010, and December 31, 2009, respectively (see Note 6).

4. PROPERTY, PIPELINE AND EQUIPMENT

	March 31, 2010	December 31, 2009
Platinum catalyst	$1,497,285	$1,497,285
Land	689,363	689,363
Property, pipeline and equipment	48,062,574	47,885,793
Construction in progress	472,989	10,000
Total property, pipeline and equipment	50,722,211	50,082,441
Less accumulated depreciation and amortization	(18,514,246)	(17,674,938)
Net property, pipeline and equipment	$32,207,965	$32,407,503

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 6).

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $3,281 and $3,281 for the three months ended March 31, 2010, and 2009, respectively.

5. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income	$404	23,746	$0.02	$4,173	23,722	$0.18

Dilutive stock options outstanding		--			--

Diluted Net Income per Share:
Net Income	$404	23,746	$0.02	$4,173	23,722	$0.18

At March 31, 2010, and 2009, 71,667 and 535,000 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three months ended March 31, 2010, and 2009, has an anti-dilutive effect because the average market price of the Company’s common stock for the three months ended March 31, 2010, and 2009, was less than the weighted average exercise price of the outstanding options.

6. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by property, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $10,600,000 outstanding. At December 31, 2009, there was a short-term amount of $1,400,000 and a long-term amount of $10,950,000 outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2010, and December 31, 2009, the rate was 3.0%.  Interest is paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.  An amendment was entered into on July 8, 2009, which extended the termination date to June 30, 2011.  Additional amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million and subsequently reduced it to $18.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2010, and December 31, 2009, there was a long-term amount outstanding of $13,489,488 and $12,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2010, and December 31, 2009, the rate was 3.0%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At March 31, 2010, approximately $28,000 was available to be drawn.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires seven years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2010, 2.75 years of the 7 year agreement have elapsed.  The tank lease and pipeline connection agreement replaced a previous lease and pipeline connection agreement that had been in place since 1985 with a different vendor.

 7.  DERIVATIVE INSTRUMENTS

Feedstock, Crude and Natural Gas Contracts

Hydrocarbon based manufacturers such as the Company are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2010, and 2009, represented approximately 83.4% and 74.1% of our operating expenses, respectively.

On February 26, 2009, the Board of Directors adopted a new resolution regarding derivative transactions.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process, as well as, establishes a “hedge committee” for derivative oversight.  On January 28, 2010, we appointed the hedge committee to oversee transactions.

The Company endeavors to acquire feedstock and natural gas at the lowest possible cost.  The primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. We do not purchase or hold any derivative financial instruments for trading purposes.

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of March 31, 2010, South Hampton had committed to derivative contracts with settlement dates through September 2010.
The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2010	2009

Unrealized gain/(loss)	$631	$6,363
Realized gain/(loss)	(54)	(5,856)
Net gain (loss)	$577	$507

	March 31, 2010	December 31, 2009

Fair value of derivative asset	$631	$--

The realized and unrealized gains/ (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2010, and 2009.

Interest Rate Swap

On March 21, 2008, we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  As part of the interest rate swap agreement we will receive credit for payments of interest made on the term loan based upon the London InterBank Offered Rate (LIBOR) and will pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2010	2009
O Other Comprehensive Loss
Cumulative loss	$(1,038)	$(1,532)
Deferred tax benefit	353	521
Net cumulative loss	$(685)	$(1,011)

Interest expense reclassified from other comprehensive loss	$121	$126

	March 31, 2010	December 31, 2009

Fair value of derivative liability	$1,038	$1,275

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2010, predicted to be reclassified into earnings within the next 12 months is approximately $433,000. See further discussion of the fair value of the derivative instruments in Note 8.

8. FAIR VALUE MEASUREMENTS

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

The Company follows the fair value guidance found in ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  ASC Topic 820 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results. In the third quarter of 2008 the Company also began using crude oil options as a method of hedging feedstock prices over longer periods of time.  The use of crude oil options was discontinued in late 2008.  South Hampton did not designate these financial instruments as hedging transactions under ASC Topic 815.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   We assess the fair value of the options held to purchase crude oil and natural gas using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices for crude, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).

Interest Rate Swap

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by property, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We have designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Natural Gasoline Swaps	$864,220	-	$864,220	-

Liabilities:
Natural Gasoline Swaps	233,225	-	233,225	-
Interest Rate Swap	1,037,703	-	1,037,703	-

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$1,274,692	$-	$1,274,692	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 7.

9. STOCK-BASED COMPENSATION

 Common Stock

In January 2010 the Company issued 14,000 shares of common stock to non-employee directors for services rendered during 2009.  Compensation expense recognized in connection with this issuance was $30,940.

Stock Options

On January 28, 2010, the Company awarded fully vested options to its non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 9 years, 10 months as of March 31, 2010.  Compensation expense recognized in connection with this award was approximately $72,000 for the three months ended March 31, 2010.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	418%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	3.68%

On January 28, 2010, the Company awarded options for 95,000 shares in total vesting over a 2 year period at a rate of 50% annually to its officers and some key employees for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 6 years, 10 months as of March 31, 2010. Compensation expense recognized in connection with this award during the first quarter was approximately $17,500.  Additional expense will be recognized over the vesting period. The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	467%
Expected dividends	None
Expected term (in years)	7
Risk free interest rate	3.15%

On February 23, 2010, the Company awarded options for 500,000 shares vesting over a 5 year period at a rate of 20% annually to its non-employee directors for service during 2010 subject to attendance and service requirements.  The exercise price of the options is $2.82 per share based upon the closing price on February 23, 2010.  The options have a remaining life of 9 years, 11 months as of March 31, 2010. Compensation expense recognized in connection with this award during the first quarter was approximately $23,500.  Additional expense will be recognized over the vesting period. The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	338%
Expected dividends	None
Expected term (in years)	5
Risk free interest rate	2.37%

Compensation expense of approximately $93,000 was recognized during the first quarter of 2010 related to options awarded to Hatem El Khalidi in July 2009.  These options vest upon certain events occurring.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2010	439,000	$3.22
Granted	627,667	2.70
Exercised	--	--
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2010	1,066,667	$2.91
Exercisable at March 31, 2010	71,667	$1.75

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

10. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2009 remain open for examination in various tax jurisdictions in which it operates.  The Company adopted the provisions of Topic 740, Income Taxes, of the ASC, on January 1, 2007. Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2010, there were no unrecognized tax benefits.  As of March 31, 2010, no interest related to uncertain tax positions had been accrued.

11. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $740,000 based upon an annuity single premium value contract was outstanding at March 31, 2010, and was included in post retirement benefits and approximately $114,000 was included in accrued liabilities in Saudi Arabia.  Mr. El Khalidi retired effective June 30, 2009.  As of March 31, 2010, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of faithful service.  This amount was outstanding at March 31, 2010 and was included in post retirement benefits.

12. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2010 and December 31, 2009, all of the Company’s mining interests in Saudi Arabia of approximately $31.1 million were held by AMAK, in which the Company has a non-controlling equity interest accounted for as a cost method investment. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2010. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

13. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $241,000 and $226,000 for the 3 months ended March 31, 2010 and 2009, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC pays all license, taxes, maintenance, and tires, and we are responsible for the drivers, insurance, and fuel.  There are currently 14 tractors, 18 trailers, and several pieces of miscellaneous equipment under lease.

On August 1, 2004, we entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bore  interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transferred to South Hampton at the end of the term which was July 2009.  Gross payments of $9,750 were made for the three months ended March 31, 2009.  Due to the expiration of the lease, no payments were made for the three months ended March 31, 2010.

Legal fees of approximately $66,000 and $16,000 were paid during the three months ended March 31, 2010 and 2009, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

13. SUBSEQUENT EVENTS

On May 9,2010 the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors' fees due to Hatem El Khalidi.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010.

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

Overview

The following discussion and analysis of the Company’s financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  The Company’s accounting and financial reporting fairly reflect its straightforward business model involving the manufacturing and marketing of petrochemical products, as well as its investment in AMAK.  The Company’s business model involves the manufacture and sale of physical products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

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

Review of First Quarter 2010 Results

We reported first quarter 2010 earnings of $403,986 down 90.3% or $3,766,954 from the first quarter of 2009.  Earnings per share of $0.02 were down 88.9% reflecting lower earnings.  Despite ongoing global economic weakness, demand for our petrochemical products increased slightly from the first quarter of 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents increased by $0.3 million during the three months ended March 31, 2010 as compared to an increase of $0.7 for the three months ended March 31, 2009.  The change in cash and cash equivalents is summarized as follows:

	2010	2009
Net cash provided by (used in)	(in thousands)
Operating activities	$294	$3,395
Investing activities	(640)	(267)
Financing activities	650	(2,477)
Increase in cash and equivalents	$304	$651
Cash and cash equivalents	$2,755	$3,410

Operating Activities

Cash provided by operating activities totaled $293,640 for the first three months of 2010, $3,101,625 lower than 2009.  The 2009 period was atypical of trends normally encountered by the Company because when feedstock costs fell dramatically, we were able to maintain our product pricing resulting in an unusually high profit margin.  If we continue to experience rapid increases in feedstock costs over the upcoming months and are unable to timely adjust product pricing in order to maintain sufficient margins as occurred during the first quarter of 2010, the Company’s liquidity will be negatively impacted.  Our use of derivative contracts to provide some predictability to feedstock prices should assist.  As of the end of the first quarter of 2010, approximately 30 percent of our anticipated feedstock needs for the coming six months were covered by derivative contracts with a favorable price structure. At current prices and volatility  this could reduce total feed costs by as much as 3 or 4% in a quarter.   In addition, the Company has adopted a strategy of moving its larger volume customers to formula based pricing in order to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feed prices without the necessity of announced price changes.   Implementation of this strategy should provide increased earnings predictability going forward.  The obvious downside to formula based pricing occurs when feedstock costs decrease, and the Company loses the ability to maintain product pricing and retain higher margins such as occurred in the first quarter of 2009.

Another factor that negatively impacted the Company’s liquidity during the first quarter of 2010 relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.

Total debt of $25,489,488 at March 31, 2010, compared to $24,839,488 at year-end 2009. The Company’s debt to total capital ratio was 48.1 percent at the end of the first quarter of 2010 compared to 47.6 percent at year-end 2009.

Primary factors leading to the 91.4% decrease in 2010 in cash provided by operating activities are as follows:

•
Trade receivables increased approximately $1,075,000 (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) as compared to an increase of $856,000 in 2009;

•
Income tax receivable decreased approximately $369,000 (due to the calculation of the carry-back claim being limited because of  alternative minimum tax consequences) as compared to an increase of $1,132,000 in 2009;

•	Inventory decreased approximately $96,000 (due to a decrease in volume offset by an increase in price) as compared to a increase of about $1,373,000 (due to an increase in volume and price) in 2009;

•
Accounts payable and accrued liabilities increased approximately $193,000 (due to an increase in property and state tax accruals) while in 2009 the same accounts increased by about $559,000 (due to increases in state and property taxes and payroll accruals);

•	Derivative instrument deposits reflected no change (due to no deposits being paid or received), as compared to a decrease of $3,750,000 (due to return of previous margin call deposits) in 2009;

•	Other liabilities reflected no change as compared to an increase of $333,000 (due to funds being received from outside parties for capital projects)in 2009;

•	Accrued interest increased approximately $500 (due to relatively stable principal balances) as compared to a decrease of about $50,000 in 2009 (due to increased long-term debt balances);

•	Notes receivable decreased about $123,000 as compared to a decrease of $178,000 in 2009 (due to notes receivable being paid down in both quarters);

•
Prepaid expenses and other assets increased approximately $42,000 (due to increases in prepaid catalyst, marketing and insurance) as compared to a decrease of $65,000 (due to expensing of prepaid pigging and insurance) in 2009; and

•
Accrued liabilities in Saudi Arabia increased approximately $157,000 (due to the deferral of payments owed to the previous President of the Company) while in 2009 there was an increase of about $19,000.

The Company’s net income for the first quarter of 2010 decreased by approximately $3,768,000 or 90.3% in 2010 as compared to the corresponding period of 2009. Major non-cash items affecting income included an increase in depreciation of approximately $12,000, a decrease in accretion of note receivable discounts of about $10,000, a decrease in the unrealized gain on derivative instruments of approximately $5,732,000, an increase in stock-based compensation of about $193,000, a decrease in deferred income taxes of roughly $3,534,000, and a decrease in post retirement obligations of approximately $75,000.

Investing Activities

Cash used for investing activities during the first quarter of 2010 was approximately $640,000, representing an increase of approximately $373,000 over the corresponding period of 2009.  The Company began construction of a new processing unit in the first quarter of 2010 which will allow us to convert normal pentane to isopentane as needed.

Financing Activities

Cash provided by financing activities during fiscal 2010 was approximately $650,000 versus cash used in financing activities of approximately $2,477,000 during the corresponding period of 2009.  The Company made net principal payments on long-term debt during 2010 of $350,000 on the Company’s term loan and borrowed $1,000,000 on its line of credit. In 2009 long term debt decreased due to payments on the line of credit of approximately $2.5 million.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At March 31, 2010, Accumulated Other Comprehensive Loss net of $353,000 tax was $685,000 related to this transaction.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$30,231	$23,074	$7,157	31.0%
Transloading Sales	654	3,419	(2,765)	(80.9%)
Processing	1,110	904	206	22.8%
Gross Revenue	$31,995	$27,397	$4,598	16.8%

Volume of sales (thousand gallons)	11,115	12,594	(1,479)	(11.7%)

Cost of Materials	$21,419	$12,169	$9,250	76.0%
Total Operating Expense	6,850	6,266	584	9.3%
Natural Gas Expense	1,570	1,365	205	15.0%
General & Administrative Expense	2,627	2,064	563	27.3%
Depreciation*	680	667	13	1.9%

Capital Expenditures	$640	$267	$373	139.7%
    *Includes $569 and $553 for 2010 and 2009, respectively, which is included in operating expense

Gross Revenue

Gross Revenue increased during the first quarter of 2010 from 2009 by approximately 16.8% primarily due to increases in selling prices of approximately 32.1% offset by the expiration of the transloading contract in April 2009.  Total sales volume including transloading decreased approximately 11.7% due to the lower volume required for transloading.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 31.0% from the first quarter of 2009 to the first quarter of 2010 due to an increase in the average selling price of approximately 16.1% and an increase in volume of approximately 12.9% reflecting continued demand for our petrochemical products.

Transloading Sales

Transloading sales decreased from the first quarter of 2009 to 2010 primarily due to the expiration of a transloading contract in April 2009.  Sales in 2010 reflected spot opportunities that were fulfilled.

Processing

Processing revenues increased from the first quarter of 2009 to 2010 primarily due to one of the tolling customers running above minimum capacity during the quarter.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue additional opportunities.

Cost of Materials

Cost of Materials increased from the first quarter of 2009 to 2010 due to higher feedstock prices.  Average feedstock price per gallon increased approximately 88.5% from 2009 to 2010.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline correlates approximately 93% with the price of crude oil.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased from the first quarter of 2009 to 2010.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 24.3% from 2009 to 2010 due to higher per-unit costs.  The average price per MMBTU for 2009 was $4.46; whereas, for 2010 the per-unit cost was $5.77.  The average price of gas in the first quarter of 2009 is viewed as unreasonably low considering the historical winter pattern of pricing for that commodity.   Volume purchased decreased from approximately 283,000 MMBTU to about 272,000 MMBTU but was offset by the increase in price. The volume purchased was lower due to the use of the more efficient production train which became operational in late 2008.  Labor costs were higher by approximately 3.2% because the Company implemented a cost of living increase between the periods. The number of people employed was essentially the same for both periods.

General and Administrative Expense

General and Administrative costs from the first quarter of 2009 to 2010 increased 27.3% due to higher administrative payroll costs, officer compensation, post retirement benefits, insurance premiums, directors’ fees, legal fees and travel expense.  Payroll costs increased due to the addition of personnel and higher salaries due mainly to cost of living adjustments.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums plus the addition of a credit policy. Other increases in general and administrative expenses from 2009 to 2010 were officers’ compensation of approximately $81,000, post retirement benefits of $93,000, directors’ fees of $146,000, travel of $41,000, accounting fees of $34,000, and legal fees of $96,000. Travel costs have risen due to the marketing focus on the export markets and the positioning of a market representative in Spain.  Also the activities surrounding the development of the mining venture in Saudi Arabia have required more travel by the executives and directors to monitor that project and to assist its development where possible.

Depreciation

Depreciation increased slightly from the first quarter of 2009 to 2010 due to a relatively stable basis for depreciation with few additions subject to depreciation between the quarters.

Capital Expenditures

Capital Expenditures increased during the first quarter of 2010 from 2009 due to preliminary work beginning on an isomerization unit which will enable us to convert normal pentane to isopentane as required by market demand.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$25,489,488	$1,400,000	$16,289,488	$2,800,000	$5,000,000
Operating Leases	1,282,310	385,934	670,840	225,536	-

Total	$26,771,798	$1,785,934	$16,960,328	$3,025,536	$5,000,000

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 7 on pages 8 through 9 of this Form 10-Q.

Interest Rate Risk

Refer to Note 7 on pages 8 through 9 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no reportable legal proceedings or activity for the quarter.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Exhibit Number	Description
10(g)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008(filed No. 001-33926)).

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

10(j)
- Master Lease Agreement dated February 3, 2009, between Silsbee Trading and Transportation Corp. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (file No. 001-33926)).

10(k)
- Memorandum of Understanding relating to formation of AMAK, dated May 21, 2006 (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926)).

10(l)
- Memorandum of Understanding relating to formation of AMAK, dated June 10, 2006 (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926)).

10(m)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926)).

10(n)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926)).
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

DATE:  May 10, 2010   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Accounting Officer