Form 10-Q
period 2010-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2010-08-09
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ____                                                      Accelerated filer _X__

Non-accelerated filer  ___                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 5, 2010: 23,450,745.

TABLE OF CONTENTS

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010 (unaudited)	DECEMBER 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,772,314	$2,451,614
Restricted cash	3,000,000	--
Trade receivables, net	16,944,463	12,302,955
Current portion of notes receivable	174,730	372,387
Prepaid expenses and other assets	598,385	739,989
Inventories	6,004,152	5,065,169
Deferred income taxes	786,034	640,057
Taxes receivable	3,877,770	4,726,708
Total current assets	34,157,848	26,298,879

Property, pipeline and equipment, net	32,059,643	32,407,503

Investment in AMAK	30,883,657	31,146,157
Mineral properties in the United States	588,311	588,311
Notes receivable	--	35,001
Other assets	10,938	10,938

TOTAL ASSETS	$97,700,397	$90,486,789
LIABILITIES
Current Liabilities
Accounts payable	$5,834,202	$3,617,043
Advance payment from shareholder	3,000,000	--
Accrued interest	113,676	148,538
Current portion of derivative instruments	940,325	436,203
Accrued liabilities	1,699,234	1,336,219
Accrued liabilities in Saudi Arabia	628,242	471,280
Notes payable	12,000	12,000
Current portion of post retirement benefit	31,500	31,500
Current portion of long-term debt	1,400,000	1,400,000
Current portion of other liabilities	343,542	579,500
Total current liabilities	14,002,721	8,032,283

Long-term debt, net of current portion	23,739,488	23,439,488
Post retirement benefit, net of current portion	740,431	815,378
Derivative instruments, net of current portion	776,810	838,489
Other liabilities, net of current portion	476,121	562,011
Deferred income taxes	4,611,824	4,332,911
Total liabilities	44,347,395	38,020,560

EQUITY
Common stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,450,745 and 23,433,995 shares in 2010 and 2009, respectively	2,345,074	2,343,399
Additional paid-in capital	42,029,604	41,604,168
Accumulated other comprehensive loss	(787,298)	(841,297)
Retained earnings	9,476,399	9,070,736
Total Arabian American Development Company Stockholders’ Equity	53,063,779	52,177,006
Noncontrolling Interest	289,223	289,223
Total equity	53,353,002	52,466,229

TOTAL LIABILITIES AND EQUITY	$97,700,397	$90,486,789

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2010	2009	2010	2009

REVENUES
Petrochemical Product Sales	$35,380,401	$26,465,860	$65,611,345	$49,539,697
Transloading Sales	--	1,205,625	654,204	4,624,681
Processing Fees	1,161,943	913,798	2,271,570	1,817,953
	36,542,344	28,585,283	68,537,119	55,982,331

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $568,090, $563,113, $1,137,272, and $1,115,676, respectively)	32,824,942	22,159,416	61,093,634	40,594,238

GROSS PROFIT	3,717,402	6,425,867	7,443,485	15,388,093

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,070,483	2,036,968	5,697,850	4,101,303
Depreciation	109,490	106,752	219,853	221,342
	3,179,973	2,143,720	5,917,703	4,322,645

OPERATING INCOME	537,429	4,282,147	1,525,782	11,065,448

OTHER INCOME (EXPENSE)
Interest Income	5,103	16,118	12,523	41,835
Interest Expense	(258,330)	(337,732)	(582,326)	(646,408)
Equity in loss – AMAK	(262,500)	--	(262,500)	--
Miscellaneous Expense	(7,659)	(15,927)	(19,690)	(82,469)
	(523,386)	(337,541)	(851,993)	(687,042)

INCOME BEFORE INCOME TAXES	14,043	3,944,606	673,789	10,378,406

INCOME TAXES	12,366	1,389,437	268,126	3,652,297

NET INCOME	1,677	2,555,169	405,663	6,726,109

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	8,861	--	10,736

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$1,677	$2,564,030	$405,663	$6,736,845

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.00	$0.11	$0.02	$0.28
Basic Weighted Average Number
of Common Shares Outstanding	23,750,745	23,721,995	23,748,233	23,721,995

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.00	$0.11	$0.02	$0.28
Diluted Weighted Average Number
of Common Shares Outstanding	23,750,745	23,992,272	23,748,233	23,857,134

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2009	23,433,995	$2,343,399	$41,604,168	$(841,297)	$9,070,736	$52,177,006	$289,223	$52,466,229

Stock options
Issued to Directors	--	--	352,465	--	--	352,465	--	352,465
Issued to Employees	--	--	34,768	--	--	34,768	--	34,768
Stock
Issued to Directors	14,000	1,400	29,540	--	--	30,940	--	30,940
Issued to Employees	2,750	275	8,663	--	--	8,938	--	8,938
Unrealized Gain on Interest Rate Swap (net of income tax expense of $27,818)	--	--	--	53,999	--	53,999	--	53,999
Net Income	--	--	--	--	405,663	405,663	--	405,663
Comprehensive Income	--	--	--	--	--	459,662	--	--

JUNE 30, 2010	23,450,745	$2,345,074	$42,029,604	$(787,298)	$9,476,399	$53,063,779	$289,223	$53,353,002

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
OPERATING ACTIVITIES
Net Income	$405,663	$6,736,845
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by Operating Activities:
Depreciation	1,357,125	1,337,017
Accretion of Notes Receivable Discounts	(12,448)	(32,087)
Unrealized (Gain)/Loss on Derivative Instruments	524,260	(6,965,228)
Stock-based Compensation	427,111	53,073
Deferred Income Taxes	105,118	5,288,110
Postretirement Obligation	(74,947)	31,500
Equity loss in AMAK	262,500	--
Loss Attributable to Noncontrolling Interest	--	(10,736)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(4,641,508)	(739,155)
Decrease in Notes Receivable	245,106	337,070
(Increase) Decrease in Income Tax Receivable	848,938	(1,653,860)
Increase in Inventories	(938,983)	(2,562,627)
Decrease in Derivative Instrument Deposits	--	3,950,000
Decrease in Prepaid Expenses	141,604	163,408
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,580,174	(576,924)
Decrease in Accrued Interest	(34,862)	(33,533)
Increase in Other Liabilities	--	553,000
Increase in Accrued Liabilities in Saudi Arabia	156,962	37,270

Cash Provided by Operating Activities	1,351,813	5,913,143

INVESTING ACTIVITIES
Additions to Property, Pipeline and Equipment	(1,331,113)	(1,698,103)
Additions to Mineral Properties in the U.S.	--	(12,981)

Cash Used in Investing Activities	(1,331,113)	(1,711,084)

FINANCING ACTIVITIES
Addition to Restricted Cash	(3,000,000)	--
Advance Payment from Shareholder	3,000,000	--
Additions to Long-Term Debt	1,000,000	30,761
Repayment of Long-Term Debt	(700,000)	(4,766,239)

Cash Provided by (Used in) Financing Activities	300,000	(4,735,478)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,700	(533,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,451,614	2,759,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,772,314	$2,225,817

Supplemental disclosure of cash flow information:
Cash payments for interest	$592,582	$679,941
Cash payments for taxes	$262,909	$125,000
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$321,848	$333,354
Unrealized gain on interest rate swap, net of tax benefit	$53,999	$388,724

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Texas Oil & Chemical Company, II (the “Petrochemical Company” or “TOCCO”), which owns all of the capital stock of Advanced Aromatics Resources, Inc. and South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain and approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”)  The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche.  Pioche does not conduct any substantial business activity.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company also owns a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  The Company concluded that since August 2009 it no longer had significant influence over the operating and financial policies of AMAK, and therefore, changed to the cost method of accounting for this investment.  The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed.  Under the cost method, earnings will be recognized only to the extent of distributions received.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption had no impact on the Company’s consolidated financial statements.

3. RESTRICTED CASH AND ESCROW DEPOSIT

In April 2010 the Company received a deposit of $3,000,000 from a shareholder who tentatively agreed to purchase an undetermined number of shares of restricted stock in a private placement.  As of June 30, 2010, the final details of the transaction had not been agreed to by either party.  Accordingly, the deposit is shown as restricted cash and included in advance from a shareholder in the accompanying consolidated balance sheet.

4. TRADE RECEIVABLES

Trade receivables, net at June 30, 2010, and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Trade receivables	$17,070,963	$12,429,455
Less allowance for doubtful accounts	(126,500)	(126,500)
Trade receivables, net	$16,944,463	$12,302,955

5. INVENTORIES

Inventories include the following:

	June 30, 2010	December 31, 2009
Raw material	$3,136,563	$3,376,943
Petrochemical products	2,867,589	1,688,226
Total inventory	$6,004,152	$5,065,169

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2010, current cost exceeded LIFO value by approximately $927,500.  At December 31, 2009, current cost exceeded LIFO value by approximately $1,098,000.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $3.15 million and $3.33 million at June 30, 2010, and December 31, 2009, respectively (see Note 8).

6. PROPERTY, PIPELINE AND EQUIPMENT

Property, pipeline and equipment at June30, 2010, and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Platinum catalyst	$1,497,285	$1,497,285
Land	689,363	689,363
Property, pipeline and equipment	48,175,746	47,885,793
Construction in progress	1,051,160	10,000
Total property, pipeline and equipment	51,413,554	50,082,441
Less accumulated depreciation and amortization	(19,353,911)	(17,674,938)
Net property, pipeline and equipment	$32,059,643	$32,407,503

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 8).

Amortization relating to the platinum catalyst which is included in cost of sales was $3,281 and $3,280 for the three months ended June 30, 2010, and 2009, respectively and $6,561 and $6,561 for the six months ended June 30, 2010, and 2009, respectively.

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2	23,751	$0.00	$2,564	23,722	$0.11

Dilutive stock options outstanding		--			270

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2	23,751	$0.00	$2,564	23,992	$0.11

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$406	23,748	$0.02	$6,737	23,722	$0.28

Dilutive stock options outstanding		--			135

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$406	23,748	$0.02	$6,737	23,857	$0.28

At June 30, 2010, and 2009, 1,076,667 and 539,000 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three and six months ended June 30, 2010 has an anti-dilutive effect because the average market price of the Company’s common stock for the three and six months ended June 30, 2010, was less than the weighted average exercise price of the outstanding options.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by property, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $10,250,000 outstanding. At December 31, 2009, there was a short-term amount of $1,400,000 and a long-term amount of $10,950,000 outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2010, and December 31, 2009, the rate was 2.5% and 3.0%, respectively.  Interest is paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.  An amendment was entered into on August 5, 2010, which extended the termination date to June 30, 2012.  Other amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million and subsequently reduced it to $18.0 million based upon the Company’s accounts receivable and inventory.  At June 30, 2010, and December 31, 2009, there was a long-term amount outstanding of $13,489,488 and $12,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2010, and December 31, 2009, the rate was 2.5% and 3.0%, respectively.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At June 30, 2010, approximately $3.0 million was available to be drawn, and the Company was in compliance with all covenants.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires seven years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at June 30, 2010, 3 years of the 7 year agreement have elapsed.

9. FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, restricted cash, taxes receivable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to its short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

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

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to reduce the effect of significant raw material price increases on operating results.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).   We assess the fair value of the options held to purchase natural gas using a pricing valuation model.  This valuation model considers various assumptions, including publicly available forward prices, time value, volatility factors and current market and contractual prices for the underlying instrument, as well as other relevant economic measures (Level 2 of fair value hierarchy).

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

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2010, and December 31, 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Natural Gasoline Swaps	$254,295	$254,295	-	-

Liabilities:
Natural Gasoline Swaps	778,554	778,554	-	-
Interest Rate Swap	1,192,876	-	1,192,876	-

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$1,274,692	$-	$1,274,692	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 10.

10. DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as the Company are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2010, and 2009, represented approximately 81.4% and 74.6% of our operating expenses, respectively.

On February 26, 2009, the Board of Directors adopted a new resolution regarding derivative transactions.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes: (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process and establishes a “hedge committee” for derivative oversight.  On January 28, 2010, we appointed members to the hedge committee to oversee transactions.

The Company endeavors to acquire feedstock and natural gas at the lowest possible cost.  The primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of June 30, 2010, South Hampton had committed to derivative contracts with settlement dates through December 2010.
The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Unrealized gain/(loss)	$(1,155)	$603	$(524)	$6,965
Realized gain/(loss)	314	--	260	(5,856)
Net gain (loss)	$(841)	$603	$(264)	$1,109

	June 30, 2010	December 31, 2009

Fair value of derivative liability	$524	$--

The realized and unrealized gains/ (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2010, and 2009.

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

	June 30,
	2010	2009
Other Comprehensive Loss
Cumulative loss	$(1,193)	$(1,108)
Deferred tax benefit	406	377
Net cumulative loss	$(787)	$(731)

Interest expense reclassified from other comprehensive loss	$241	$254

	June 30, 2010	December 31, 2009

Fair value of derivative liability	$1,193	$1,275

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of June 30, 2010, predicted to be reclassified into earnings within the next 12 months is approximately $416,000. See further discussion of the fair value of the derivative instruments in Note 9.

11. STOCK-BASED COMPENSATION

On January 28, 2010, the Company awarded fully vested options to its non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 9 years, 7 months as of June 30, 2010.  Compensation expense recognized in connection with this award was approximately $0 and $72,000 for the three and six months ended June 30, 2010.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	418%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	3.68%

Compensation expense of approximately $17,300 and $35,000 was recognized during the three and six months ended June 30, 2010, respectively, related to options awarded to officers and key employees in January 2010 for their service during 2009.  Additional expense will be recognized over the 2 year vesting period.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	467%
Expected dividends	None
Expected term (in years)	7
Risk free interest rate	3.15%

Directors’ fees expense of approximately $70,500 and $94,000 was recognized during the three and six months ended June 30, 2010, respectively, related to options awarded to non-employee directors in February 2010 for their service during 2010 subject to attendance and service requirements.  Additional expense will be recognized over the 5 year vesting period. The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	338%
Expected dividends	None
Expected term (in years)	5
Risk free interest rate	2.37%

Compensation expense of approximately $93,000 and $186,000 was recognized during the three and six months ended June 30, 2010, related to options awarded to Mr. El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and are not in the best interests of the Company and its shareholders.  The Company is currently reviewing its legal right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 16.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2010	439,000	$3.22
Granted	637,667	2.69
Exercised	--	--
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2010	1,076,667	$2.91
Exercisable at June 30, 2010	71,667	$1.75

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2009 remain open for examination in various tax jurisdictions in which we operate.  We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of June 30, 2010, no unrecognized tax benefits or interest related to uncertain tax positions have been accrued.

13. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $740,000 based upon an annuity single premium value contract was outstanding at June 30, 2010, and was included in post retirement benefits and approximately $114,000 was included in accrued liabilities in Saudi Arabia.  Mr. El Khalidi retired effective June 30, 2009.  As of June 30, 2010, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service, While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at June 30, 2010 and was included in post retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the pending litigation discussed in Note 16, all amounts remain outstanding until a resolution is achieved.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of June 30, 2010, and December 31, 2009, all of the Company’s mining interests in Saudi Arabia of approximately $30.9 million and $31.1 million, respectively, were held by AMAK, in which the Company has a non-controlling equity interest accounted for as a cost method investment. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2010. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

In the second quarter of 2010, the Company learned that AMAK recorded Zakat tax expense in 2008 of SR 1,965,000 (approximately $525,000). This tax is not an income tax, but rather a tax on equity. This expense related to the time period when AMAK was accounted for under the equity method.  The Company recorded a charge for our 50% share of this expense (approximately $262,500) in the second quarter of 2010 on the basis that our receipt of this information in that period (which information was not available when the 2008 financial statements were issued) caused us to revise our original estimate of our share of AMAK’s 2008 net income or loss. There was no Zakat tax for 2009.

15. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $239,000 and $223,000 for the 3 months ended June 30, 2010 and 2009, and $481,000 and $449,000 for the six months ended June 30, 2010 and 2009, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC pays all licenses, taxes, maintenance, and tires, and we are responsible for the drivers, insurance, and fuel.  There are currently 14 tractors, 18 trailers, and several pieces of miscellaneous equipment under lease.

On August 1, 2004, we entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bore interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.    Gross payments of $9,750 and $19,500, respectively, were made for the three and six months ended June 30, 2009.  Due to the expiration of the lease and the transfer of title to South Hampton in July 2009, no payments were made for the three or six months ended June 30, 2010.

Legal fees of approximately $126,000 and $30,000 were paid during the three months ended June 30, 2010 and 2009, and approximately $191,000 and $46,000 were paid during the first half of 2010 and 2009 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

16. COMMITMENTS AND CONTINGENCIES

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. After numerous attempts to resolve the issues with Mr. El Khalidi, this action was taken in response to Mr. El Khalidi’s consistent and documented attempts to delay the mining project, damage the credibility of the Company with its shareholders in Saudi Arabia, and disrupt the relationship with the Saudi AMAK shareholders.  In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for time served.  We believe that the claims are unsubstantiated and intend to vigorously defend against the claim.  These liabilities and options previously owed to Mr. El Khalidi will remain recorded until the lawsuit is resolved.

17. SUBSEQUENT EVENTS

On August 7, 2010, AMAK held a duly called Extraordinary Shareholder’s Meeting to consider amendments to the AMAK Bylaws required by the Compromise Agreement dated August 5, 2009, which changed the ownership structure to the current 41% ownership for the Company.  The amendments were approved by the AMAK shareholders and were presented to the representative of the Ministry for recording.  Under the Compromise Agreement with the other Saudi shareholders, the Company will not be required to contribute further capital to the project although, under Saudi Companies Law, such an exclusion is not allowed in the AMAK Bylaws.  Therefore, the Company is relying upon the Compromise Agreement as agreed.  Additionally, the AMAK Bylaws were amended to make it unlikely that the Directors of AMAK can call for further capital contributions from the shareholders.  Once the amendments are approved and officially recorded by the Ministry, all of the obligations contained in the Compromise Agreement will be complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010.

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

Overview

The following discussion and analysis of the Company’s financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  The Company’s accounting and financial reporting fairly reflect its straightforward business model involving the manufacturing and marketing of petrochemical products.  The Company’s business model involves the manufacture and sale of physical products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

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

Review of Second Quarter and Year-to-Date 2010 Results

We reported second quarter 2010 earnings of $1,677 down 99.9% or $2,562,353 from the second quarter of 2009.  No earnings per share were reported for 2010 and therefore, they were down 100.0% from 2009.  Despite ongoing global economic weakness, sales volume of our petrochemical products excluding transloading increased by 5.3% from the second quarter of 2009.

We reported year-to-date 2010 earnings of $405,663 down 94.0% or $6,331,182 from the first half of 2009.  Earnings per share of $0.02 were down 92.9%.  Sales volume of our petrochemical products excluding transloading increased by 8.7% from the first half of 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents increased by $0.3 million during the six months ended June 30, 2010 as compared to a decrease of $0.5 million for the six months ended June 30, 2009.

The change in cash and cash equivalents is summarized as follows:

	2010	2009
Net cash provided by (used in)	(in thousands)
Operating activities	$1,352	$5,913
Investing activities	(1,331)	(1,711)
Financing activities	300	(4,735)
Increase (decrease) in cash and equivalents	$321	$(533)
Cash and cash equivalents	$2,772	$2,226

Operating Activities

Cash provided by operating activities totaled $1,351,813 for the first six months of 2010, $4,561,330 lower than 2009.  The 2009 period was atypical of trends normally encountered by the Company because when feedstock costs fell dramatically, we were able to maintain our product pricing resulting in an unusually high profit margin.  In the first quarter of 2010 feedstock prices continued to rise, however in mid-May the market prices on feedstock took a drop of approximately 20% and margins increased going forward.  The full effect of the lower feedstock prices were not realized immediately as the higher prices take some time to work through the inventories and materials within the system.  This continued volatility in the market makes it difficult for the Company to plan and forecast where its product prices should be,but the use of derivative contracts to provide some predictability to feedstock prices should assist.  As of the end of the first half of 2010, approximately 30 percent of our anticipated feedstock needs for the coming six months were covered by derivative contracts.  In addition, the Company has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.   Implementation of this strategy should provide increased earnings predictability going forward.  The obvious downside to formula based pricing occurs when feedstock costs decrease, and the Company loses the ability to maintain product pricing and retain higher margins such as occurred in the first quarter of 2009. Finally, the Company is in the process of constructing a small Isomerization unit which will allow for greater flexibility in the product slate and give us the ability to convert a product which is less in demand, into one which is a stronger performer

Another factor that negatively impacted the Company’s liquidity during the first half of 2010 relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.

Total debt of $25,139,488 at June 30, 2010, compared to $24,839,488 at year-end 2009. The Company’s debt to total capital ratio was 47.4 percent at the end of the first half of 2010 compared to 47.6 percent at year-end 2009.

Primary factors leading to the 24.6% decrease in 2010 in cash provided by operating activities are as follows:

•
Trade receivables increased approximately $4,642,000 (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) as compared to an increase of $739,000 in 2009;

•
Income tax receivable decreased approximately $849,000 (due to the calculation of the carry-back claim being limited because of  alternative minimum tax consequences) as compared to an increase of $1,654,000 in 2009;

•
Inventory increased approximately $939,000 (due to an increase in volume in anticipation of increased sales) as compared to a increase of about $2,563,000 (due to an increase in volume and price) in 2009;

•
Accounts payable and accrued liabilities increased approximately $2,580,000 (due to an increase in accruals for consulting fees, fuel gas, property and state tax, and raw material purchases) while in 2009 the same accounts decreased by about $577,000 (due to decreases in derivative accruals and timing of payments);

•	Derivative instrument deposits reflected no change (due to no deposits being paid or received), as compared to a decrease of $3,950,000 (due to return of previous margin call deposits) in 2009;

•	Other liabilities reflected no change as compared to an increase of $553,000 (due to funds being received from outside parties for capital projects) in 2009;

•	Notes receivable decreased about $245,000 as compared to a decrease of $337,000 in 2009 (due to notes receivable being paid down in both periods and certain notes being paid off in 2009);

•
Prepaid expenses and other assets decreased approximately $142,000 as compared to a decrease of $163,000 in 2009 (due to expensing of prepaid pipeline services, marketing and insurance in both periods); and

•
Accrued liabilities in Saudi Arabia increased approximately $157,000 (due to the deferral of payments owed to the previous President of the Company) while in 2009 there was an increase of about $37,000.

The Company’s net income for the first half of 2010 decreased by approximately $6,331,000 or 94.0% in 2010 as compared to the corresponding period of 2009. Major non-cash items affecting income included an increase in depreciation of approximately $20,000, a decrease in accretion of note receivable discounts of about $20,000, a decrease in the unrealized gain on derivative instruments of approximately $7,489,000, an increase in stock-based compensation of about $374,000, a decrease in deferred income taxes of roughly $5,183,000, a decrease in post retirement obligations of approximately $106,000, and an increase in the equity loss in AMAK of about $263,000.

Investing Activities

Cash used by investing activities during the first half of 2010 was approximately $1,331,000, representing a decrease of approximately $380,000 over the corresponding period of 2009.  The Company began construction of a new processing unit in the first half of 2010 which will allow us to convert normal pentane to isopentane as needed. The unit will be completed in early September 2010.

Financing Activities

Cash provided by financing activities during fiscal 2010 was approximately $300,000 versus cash used in financing activities of approximately $4,735,000 during the corresponding period of 2009.  The Company made net principal payments on long-term debt during 2010 of $700,000 on the Company’s term loan and borrowed $1,000,000 on its line of credit. In 2009 long term debt decreased due to payments on the line of credit of approximately $2.5 million.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At June 30, 2010, Accumulated Other Comprehensive Loss net of $406,000 tax was $787,000 related to this transaction.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$35,380	$26,466	$8,914	33.7%
Transloading Sales	--	1,206	(1,206)	(100.0%)
Processing	1,162	913	248	27.3%
Gross Revenue	$36,542	$28,585	$7,956	27.8%

Volume of sales (gallons)
Petrochemical products	12,421	11,791	629	5.3%
Transloading	--	949	(949)	(100.0%)

Cost of Materials	$32,825	$22,159	$10,666	48.1%
Total Operating Expense	7,044	6,584	460	7.0%
Natural Gas Expense	1,091	901	190	21.1%
General & Administrative Expense	3,070	2,037	1,033	50.7%
Depreciation*	680	670	10	1.5%

Capital Expenditures	$653	$1,431	$(778)	(54.4%)
*Includes $569 and $563 for 2010 and 2009, respectively, which is included in operating expense

Gross Revenue

Gross Revenue increased during the second quarter of 2010 from 2009 by approximately 27.8% primarily due to increases in selling prices of approximately 31.2% offset by the expiration of the transloading contract in April 2009.  Total sales volume including transloading decreased approximately 2.5% due to the lower volume required for transloading.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 33.7% from the second quarter of 2009 to the second quarter of 2010 due to an increase in the average selling price of approximately 26.9% and an increase in volume of approximately 5.3% reflecting continued demand for our petrochemical products.

Transloading Sales

Transloading sales decreased from the second quarter of 2009 to 2010 primarily due to the expiration of a transloading contract in April 2009.

Processing

Processing revenues increased from the second quarter of 2009 to 2010 primarily due to one of the tolling customers running above minimum capacity during the quarter.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue additional opportunities.

Cost of Materials

Cost of Materials increased from the second quarter of 2009 to 2010 due to higher feedstock prices.  Average feedstock price per gallon increased approximately 57.2% from 2009 to 2010.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased from the second quarter of 2009 to 2010.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 21.1% from 2009 to 2010 due to higher per-unit costs.  The average price per MMBTU for the second quarter of 2009 was $3.70; whereas, for 2010 the per-unit cost was $4.39.  The average price of gas in the second quarter of 2009 is viewed as unreasonably low considering the historical pattern of pricing for that commodity.   Volume purchased increased from approximately 271,000 MMBTU to about 272,000 MMBTU.  Labor costs were higher by approximately 1.4% because the Company implemented a cost of living increase between the periods. The number of employees was essentially the same for both periods.

General and Administrative Expense

General and Administrative costs from the second quarter of 2009 to 2010 increased 50.7% due to higher administrative payroll costs, consulting fees, insurance premiums, directors’ fees, post retirement expense, legal fees and accounting fees.  Payroll costs increased due to the addition of personnel and higher salaries due mainly to cost of living adjustments.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums plus the addition of a foreign credit insurance policy.  Consulting fees increased due to the investigation of potential acquisition targets and to efforts to meet and maintain compliance with SEC reporting guidelines. Other increases in general and administrative expenses from 2009 to 2010 were officers’ compensation of approximately $17,000, post retirement benefits of $62,000, directors’ fees of $130,000, accounting fees of $104,000, and legal fees of $178,000.

Depreciation

Depreciation increased slightly from the second quarter of 2009 to 2010 due to a relatively stable basis for depreciation with few additions subject to depreciation between the quarters.

Capital Expenditures

Capital Expenditures decreased during the second quarter of 2010 from 2009.  During the second quarter of 2009 we were in the process of revamping our original HDS system while in the second quarter of 2010 we began preliminary work on an Isomerization unit which will enable us to convert normal pentane to isopentane as required by market demand.

Comparison of Six Months Ended June 30, 2010 and 2009

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$65,611	$49,540	$16,071	32.4%
Transloading Sales	654	4,625	(3,971)	(85.9%)
Processing	2,272	1,818	454	25.0%
Gross Revenue	$68,537	$55,983	$12,554	22.4%

Volume of sales (thousand gallons)
Petrochemical products	23,171	21,315	1,855	8.7%
Transloading	365	4,019	(3,654)	(90.9%)

Cost of Materials	$61,094	$40,594	$20,500	50.5%
Total Operating Expense	13,894	12,850	1,044	8.1%
Natural Gas Expense	2,661	2,265	396	17.5%
General & Administrative Expense	5,698	4,101	1,597	38.9%
Depreciation*	1,357	1,337	20	1.5%

Capital Expenditures	$1,331	$1,698	$(367)	21.6%
*Includes $1,137 and $1,116 for 2010 and 2009, respectively, which is included in operating expense

Gross Revenue

Gross Revenue increased during the first half of 2010 from 2009 by approximately 22.4% primarily due to increases in selling prices of approximately 31.7% offset by the expiration of the transloading contract in April 2009.  Total sales volume including transloading decreased approximately 7.1% due to the lower volume required for transloading.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 32.4% from the first half of 2009 to the first half of 2010 due to an increase in the average selling price of approximately 21.8% and an increase in volume of approximately 8.7% reflecting continued demand for our petrochemical products.

Transloading Sales

Transloading sales decreased from the first half of 2009 to 2010 primarily due to the expiration of a transloading contract in April 2009.  Sales in 2010 reflected spot opportunities that were fulfilled.

Processing

Processing revenues increased from the first half of 2009 to 2010 primarily due to one of the tolling customers running above minimum capacity during the period.

Cost of Materials

Cost of Materials increased from the first half of 2009 to 2010 due to higher feedstock prices.  Average feedstock price per gallon increased approximately 71.1% from 2009 to 2010.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased from the first half of 2009 to 2010.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 17.5% from 2009 to 2010 due to higher per-unit costs.  The average price per MMBTU for 2009 was $4.09; whereas, for 2010 the per-unit cost was $5.08.  Volume purchased decreased from approximately 554,000 MMBTU to about 544,000 MMBTU but was offset by the increase in price. The volume purchased was lower due to the use of the more efficient production train which became operational in late 2008.  Labor costs were higher by approximately 2.1% because the Company implemented a cost of living increase between the periods.

General and Administrative Expense

General and Administrative costs from the first half of 2009 to 2010 increased 38.9% due to higher administrative payroll costs, officer compensation, post retirement benefits, insurance premiums, directors’ fees, legal fees and consulting fees.  Payroll costs increased due to the addition of personnel and higher salaries due mainly to cost of living adjustments.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums plus the addition of a credit policy.  Consulting fees increased mainly due to the investigation of potential acquisition targets.  Other increases in general and administrative expenses from 2009 to 2010 were officers’ compensation of approximately $99,000, post retirement benefits of $155,000, directors’ fees of $276,000, accounting fees of $138,000, and legal fees of $236,000.

Depreciation

Depreciation increased slightly from the first half of 2009 to 2010 due to a relatively stable basis for depreciation with few additions subject to depreciation between the quarters.

Capital Expenditures

Capital Expenditures decreased slightly during the first half of 2010 from 2009. During the first half of 2009 we were in the process of revamping our HDS system while in the first half of 2010 we began preliminary work on an Isomerization unit which will enable us to convert normal pentane to isopentane as required by market demand.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$25,139,488	$1,400,000	$16,289,488	$2,800,000	$4,650,000
Operating Leases	1,184,498	380,619	632,355	171,524	-

Total	$26,323,986	$1,780,619	$16,921,843	$2,971,524	$4,650,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 10 on pages 9 through 10 of this Form 10-Q.

Interest Rate Risk

Refer to Note 10 on pages 9 through 10 of this Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than Mr. El Khalidi’s pending lawsuit as discussed in Notes 11 and 16 above.  The Company believes that Mr. El Khalidi’s claims for additional compensation are meritless and intends to vigorously defend against same.

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

Exhibit Number	Description
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

DATE:  August 9, 2010   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Accounting Officer