Form 10-Q
period 2010-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2010-11-05
CIK 7039

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes __No

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

Non-accelerated filer  ____                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 5, 2010: 23,450,745.

TABLE OF CONTENTS

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010 (unaudited)	DECEMBER 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$4,286,818	$2,451,614
Financial contracts	187,604	--
Trade receivables, net	15,665,822	12,302,955
Inventories	5,445,562	5,065,169
Current portion of notes receivable	54,876	372,387
Prepaid expenses and other assets	914,847	739,989
Deferred income taxes	572,883	640,057
Income taxes receivable	400,676	4,726,708
Total current assets	27,529,088	26,298,879

Property, pipeline and equipment, net	32,000,154	32,407,503

Investment in AMAK	30,883,657	31,146,157
Mineral properties in the United States	588,311	588,311
Notes receivable	--	35,001
Other assets	10,938	10,938

TOTAL ASSETS	$91,012,148	$90,486,789
LIABILITIES
Current Liabilities
Accounts payable	$3,355,056	$3,617,043
Accrued interest	112,820	148,538
Current portion of derivative instruments	413,018	436,203
Accrued liabilities	2,521,758	1,336,219
Accrued liabilities in Saudi Arabia	628,242	471,280
Notes payable	12,000	12,000
Current portion of post retirement benefit	31,500	31,500
Current portion of long-term debt	1,400,000	1,400,000
Current portion of other liabilities	222,038	579,500
Total current liabilities	8,696,432	8,032,283

Long-term debt, net of current portion	20,389,488	23,439,488
Post retirement benefit, net of current portion	740,431	815,378
Derivative instruments, net of current portion	875,032	838,489
Other liabilities, net of current portion	433,177	562,011
Deferred income taxes	4,715,272	4,332,911
Total liabilities	35,849,832	38,020,560

EQUITY
Common stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,450,745 and 23,433,995 shares in 2010 and 2009, respectively	2,345,074	2,343,399
Additional paid-in capital	42,231,542	41,604,168
Accumulated other comprehensive loss	(850,113)	(841,297)
Retained earnings	11,146,590	9,070,736
Total Arabian American Development Company Stockholders’ Equity	54,873,093	52,177,006
Noncontrolling Interest	289,223	289,223
Total equity	55,162,316	52,466,229

TOTAL LIABILITIES AND EQUITY	$91,012,148	$90,486,789

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009

REVENUES
Petrochemical Product Sales	$35,572,993	$29,741,240	$101,184,338	$79,280,937
Transloading Sales	199,432	--	853,636	4,624,681
Processing Fees	1,277,460	906,848	3,549,030	2,724,801
	37,049,885	30,648,088	105,587,004	86,630,419

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $566,054, $556,281, $1,703,326, and $1,671,957, respectively)	31,632,185	26,354,402	92,725,819	66,948,640

GROSS PROFIT	5,417,700	4,293,686	12,861,185	19,681,779

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,530,766	2,480,340	8,228,616	6,581,643
Depreciation	108,545	107,397	328,398	328,739
	2,639,311	2,587,737	8,557,014	6,910,382

OPERATING INCOME	2,778,389	1,705,949	4,304,171	12,771,397

OTHER INCOME (EXPENSE)
Interest Income	2,699	12,141	15,222	53,976
Interest Expense	(275,065)	(324,449)	(857,391)	(970,857)
Equity in loss – AMAK	--	--	(262,500)	--
Miscellaneous	(5,951)	65,176	(25,641)	(17,293)
	(278,317)	(247,132)	(1,130,310)	(934,174)

INCOME BEFORE INCOME TAXES	2,500,072	1,458,817	3,173,861	11,837,223

INCOME TAXES	829,881	934,246	1,098,007	4,586,543

NET INCOME	1,670,191	524,571	2,075,854	7,250,680

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	3,557	--	14,293

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$1,670,191	$528,128	$2,075,854	$7,264,973

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.07	$0.02	$0.09	$0.31
Basic Weighted Average Number
of Common Shares Outstanding	23,750,745	23,733,995	23,749,070	23,725,995

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.07	$0.02	$0.09	$0.31
Diluted Weighted Average Number
of Common Shares Outstanding	23,750,745	23,753,535	23,749,070	23,822,601

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2009	23,433,995	$2,343,399	$41,604,168	$(841,297)	$9,070,736	$52,177,006	$289,223	$52,466,229

Stock options
Issued to Directors	--	--	516,099	--	--	516,099	--	516,099
Issued to Employees	--	--	73,072	--	--	73,072	--	73,072
Stock
Issued to Directors	14,000	1,400	29,540	--	--	30,940	--	30,940
Issued to Employees	2,750	275	8,663	--	--	8,938	--	8,938
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $4,543)	--	--	--	(8,816)	--	(8,816)	--	(8,816)
Net Income	--	--	--	--	2,075,854	2,075,854	--	2,075,854
Comprehensive Income	--	--	--	--	--	2,067,038	--	--

SEPTEMBER 30, 2010	23,450,745	$2,345,074	$42,231,542	$(850,113)	$11,146,590	$54,873,093	$289,223	$55,162,316

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
OPERATING ACTIVITIES
Net Income	$2,075,854	$7,264,973
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by Operating Activities:
Depreciation	2,031,724	2,002,696
Accretion of Notes Receivable Discounts	(15,147)	(43,972)
Unrealized Gain on Derivative Instruments	(187,605)	(6,965,228)
Stock-based Compensation	629,049	187,017
Deferred Income Taxes	454,078	7,551,595
Provision for doubtful accounts	--	111,154
Postretirement Obligation	(74,947)	68,517
Equity loss in AMAK	262,500	--
Loss Attributable to Noncontrolling Interest	--	(14,293)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(3,362,867)	(2,297,348)
Decrease in Notes Receivable	367,659	459,623
(Increase) Decrease in Income Tax Receivable	4,326,032	(2,570,374)
Increase in Inventories	(380,393)	(1,341,704)
(Increase) Decrease in Derivative Instrument Deposits	(250,000)	3,950,000
Decrease in Prepaid Expenses	75,141	17,540
Increase (Decrease) in Accounts Payable and Accrued Liabilities	923,552	(3,106,329)
Decrease in Accrued Interest	(35,718)	(21,119)
Increase in Other Liabilities	--	773,000
Increase (Decrease) in Accrued Liabilities in Saudi Arabia	156,962	(353,407)

Cash Provided by Operating Activities	6,995,874	5,672,341

INVESTING ACTIVITIES
Additions to Property, Pipeline and Equipment	(2,110,670)	(3,155,865)
Additions to Mineral Properties in the U.S.	--	(17,537)

Cash Used in Investing Activities	(2,110,670)	(3,173,402)

FINANCING ACTIVITIES
Additions to Long-Term Debt	1,000,000	2,530,761
Repayment of Long-Term Debt	(4,050,000)	(5,319,010)

Cash Used in Financing Activities	(3,050,000)	(2,788,249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,835,204	(289,310)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,451,614	2,759,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,286,818	$2,469,926

Supplemental disclosure of cash flow information:
Cash payments for interest	$880,926	$991,976
Cash refunds from taxes, net of payments of $262,909	$(4,083,394)	$(278,622)
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$486,296	$452,151
Unrealized gain (loss) on interest rate swap, net of tax benefit	$(8,816)	$357,058

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Texas Oil & Chemical Company, II (the “Petrochemical Company” or “TOCCO”), which owns all of the capital stock of South Hampton Transportation, Inc. (formerly American Shield Refining Company) and South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain and approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche.  Pioche does not conduct any substantial business activity.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company also owns a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing a mine in Saudi Arabia.  The Company concluded that since August 2009 it no longer had significant influence over the operating and financial policies of AMAK, and therefore, changed to the cost method of accounting for this investment.  The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed.  Under the cost method, earnings will be recognized only to the extent of distributions received.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions had no impact on the Company’s consolidated financial statements.

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

In April 2010 the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) — Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact adoption of this update may have on the consolidated financial statements.

In July 2010 the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. Entities will be required to provide a greater level of disaggregated information about the credit quality of their financing receivables and their allowances for credit losses. In addition, entities will be required to disclose credit quality indicators, past due information, and modifications of financing receivables. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact adoption of this update may have on the consolidated financial statements.

3. RESTRICTED CASH AND ADVANCE FROM SHAREHOLDER

In April 2010 the Company received a deposit of $3,000,000 from a shareholder who was considering the purchase of an undetermined number of shares of restricted stock in a private placement.  In July 2010 the deposit was returned to the shareholder along with $12,500 in interest expense and the transaction was cancelled.  Therefore, as of September 30, 2010, no balance existed in restricted cash or advance from shareholder in the accompanying consolidated balance sheets.

4. TRADE RECEIVABLES

Trade receivables, net at September 30, 2010, and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
Trade receivables	$15,792,322	$12,429,455
Less allowance for doubtful accounts	(126,500)	(126,500)
Trade receivables, net	$15,665,822	$12,302,955

5. INVENTORIES

Inventories include the following:

	September 30, 2010	December 31, 2009
Raw material	$2,990,967	$3,376,943
Petrochemical products	2,454,595	1,688,226
Total inventory	$5,445,562	$5,065,169

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2010, current cost exceeded LIFO value by approximately $1,266,500.  At December 31, 2009, current cost exceeded LIFO value by approximately $1,098,000.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $3.13 million and $3.33 million at September 30, 2010, and December 31, 2009, respectively (see Note 8).

6. PROPERTY, PIPELINE AND EQUIPMENT

Property, pipeline and equipment at September 30, 2010, and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Platinum catalyst	$1,497,285	$1,497,285
Land	689,363	689,363
Property, pipeline and equipment	48,376,618	47,885,793
Construction in progress	1,629,845	10,000
Total property, pipeline and equipment	52,193,111	50,082,441
Less accumulated depreciation and amortization	(20,192,957)	(17,674,938)
Net property, pipeline and equipment	$32,000,154	$32,407,503

Property, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 8).

Construction in progress primarily represents the construction of a new isomerization/hex treater unit.  The unit was near completion at the end of September into early October 2010.  Depreciation on the unit will begin in October 2010.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,281 and $3,281 for the three months ended September 30, 2010, and 2009, respectively and $9,842 and $9,842 for the nine months ended September 30, 2010, and 2009, respectively.

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$1,671	23,751	$0.07	$528	23,734	$0.02

Dilutive stock options outstanding		--			20

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$1,671	23,751	$0.07	$528	23,754	$0.02

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2,076	23,749	$0.09	$7,265	23,726	$0.31

Dilutive stock options outstanding		--			97

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$2,076	23,749	$0.09	$7,265	23,823	$0.31

At September 30, 2010, and 2009, 1,076,667 and 439,000 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three and nine months ended September 30, 2010 has an anti-dilutive effect because the average market price of the Company’s common stock for the three and nine months ended September 30, 2010, was less than the weighted average exercise price of the outstanding options.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by property, pipeline and equipment. The agreement expires October 31, 2018.  At September 30, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $9,900,000 outstanding. At December 31, 2009, there was a short-term amount of $1,400,000 and a long-term amount of $10,950,000 outstanding.   The interest rate on the loan varies according to several options.  At September 30, 2010, and December 31, 2009, the rate was 2.75% and 3.0%, respectively.  Interest is paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    Other amendments were entered into during 2008 which ultimately increased the availability of the line to $21.0 million and subsequently reduced it to $18.0 million based upon the Company’s accounts receivable and inventory.  The termination date was extended to June 30, 2012 with an additional amendment on August 5, 2010. At September 30, 2010, and December 31, 2009, there was a long-term amount outstanding of $10,489,488 and $12,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At September 30, 2010, and December 31, 2009, the rate was 2.75% and 3.0%, respectively.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At September 30, 2010, approximately $5.1 million was available to be drawn, and the Company was in compliance with all covenants.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires seven years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at September 30, 2010, 3.25 years of the 7 year agreement have elapsed.

9. FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, , income taxes receivable, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to its short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of our derivative instruments are described below.

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

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2010, and December 31, 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
Assets:
Natural Gasoline Swaps	$349,822	$349,822	-	-

Liabilities:
Natural Gasoline Swaps	162,218	162,218	-	-
Interest Rate Swap	1,288,050	-	1,288,050	-

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$1,274,692	$-	$1,274,692	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 10.

10. DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as the Company are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2010, and 2009, represented approximately 81.2% and 78.6% of our operating expenses, respectively.

On February 26, 2009, the Board of Directors adopted a resolution regarding derivative transactions.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing Company resources and reducing the Company’s risk as pertaining to its purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes: (1) education of Company employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which the Company will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accordance with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process and establishes a “hedge committee” for derivative oversight.  On January 28, 2010, we appointed members to the hedge committee to oversee transactions.

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

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of September 30, 2010, South Hampton had committed to derivative contracts with settlement dates through December 2010.
The following tables detail (in thousands) the impact the agreements had on the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Unrealized gain	$712	$3,622	$188	$17,447
Realized loss	(421)	(3,622)	(161)	(16,338)
Net gain	$291	$--	$27	$1,109

	September 30, 2010	December 31, 2009

Fair value of derivative asset	$188	$--

The realized and unrealized gains/ (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended September 30, 2010, and 2009.

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

	September 30,
	2010	2009
Other Comprehensive Loss
Cumulative loss	$(1,288)	$(1,156)
Deferred tax benefit	438	393
Net cumulative loss	$(850)	$(763)

Interest expense reclassified from other comprehensive loss	$359	$384

	September 30, 2010	December 31, 2009

Fair value of derivative liability	$1,288	$1,275

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of September 30, 2010, predicted to be reclassified into earnings within the next 12 months is approximately $419,000. See further discussion of the fair value of the derivative instruments in Note 9.

11. STOCK-BASED COMPENSATION

On January 28, 2010, the Company awarded fully vested options to its non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 9.33 years as of September 30, 2010.  Compensation expense recognized in connection with this award was approximately $0 and $72,000 for the three and nine months ended September 30, 2010.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	418%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	3.68%

On June 22, 2010, the Company awarded a 7 year option to purchase 10,000 shares of restricted stock to a key employee with a vesting period of 2 years.  The exercise price of the options is $2.47 per share based upon the closing price on June 22, 2010.  The options have a remaining life of 6.75 years as of September 30, 2010.  Compensation expense recognized in connection with this award was approximately $3,100 and $3,100 for the three and nine months ended September 30, 2010.  Additional expense will be recognized over the 2 year vesting period.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	464%
Expected dividends	None
Expected term (in years)	7
Risk free interest rate	2.64%

Compensation expense of approximately $35,000 and $70,000 was recognized during the three and nine months ended September 30, 2010, respectively, related to options to purchase 95,000 shares awarded to officers and key employees in January 2010 for their service during 2009.  Additional expense will be recognized over the 2 year vesting period.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	467%
Expected dividends	None
Expected term (in years)	7
Risk free interest rate	3.15%

Directors’ fees expense of approximately $70,000 and $164,000 was recognized during the three and nine months ended September 30, 2010, respectively, related to options to purchase 500,000 shares awarded to non-employee directors in February 2010 for their service during 2010 subject to attendance and service requirements.  Additional expense will be recognized over the 5 year vesting period. The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	338%
Expected dividends	None
Expected term (in years)	5
Risk free interest rate	2.37%

Compensation expense of approximately $93,000 and $279,000 was recognized during the three and nine months ended September 30, 2010, related to options awarded to Mr. El Khalidi in July 2009.  On May 9, 2010, the Board of Directors

determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is currently reviewing its legal right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 16.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share

Outstanding at January 1, 2010	439,000	$3.22
Granted	637,667	2.69
Exercised	--	--
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at September 30, 2010	1,076,667	$2.91
Exercisable at September 30, 2010	71,667	$1.75

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2009 remain open for examination in various tax jurisdictions in which we operate.  The Internal Revenue Service previously audited the 2007 return with no change.  They are currently in the process of auditing the 2009 return but no changes are expected. We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of September 30, 2010, no unrecognized tax benefits or interest related to uncertain tax positions have been accrued.

13. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $740,000 based upon an annuity single premium value contract was outstanding at September 30, 2010, and was included in post retirement benefits and approximately $114,000 was included in accrued liabilities in Saudi Arabia.  Mr. El Khalidi retired effective June 30, 2009.  As of September 30, 2010, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at September 30, 2010 and was included in post retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 16, all amounts remain recorded until a resolution is achieved.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of September 30, 2010, and December 31, 2009, the Company has a non-controlling equity interest of approximately $30.9 million and $31.1 million, respectively. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2010. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information.

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

15. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $237,000 and $169,000 for the 3 months ended September 30, 2010 and 2009, and $718,000 and $625,000 for the nine months ended September 30, 2010 and 2009, respectively, with Silsbee Trading and Transportation Company (“STTC”), which is currently owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC pays all licenses, taxes, maintenance, and tires, and we are responsible for the drivers, insurance, and fuel.  There are currently 14 tractors, 18 trailers, and several pieces of miscellaneous equipment under lease.

On August 1, 2004, we entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bore interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.    Gross payments of $3,250 and $22,750, respectively, were made for the three and nine months ended September 30, 2009.  Due to the expiration of the lease and the transfer of title to South Hampton in July 2009, no payments were made for the three or nine months ended September 30, 2010.

Legal fees of approximately $114,000 and $35,000 were paid during the three months ended September 30, 2010 and 2009, and approximately $305,000 and $81,000 were paid during the first nine months of 2010 and 2009 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

16. COMMITMENTS AND CONTINGENCIES

On May 9, 2010 after numerous attempts to resolve certain issues with Mr. El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company., This action was taken in response to Mr. El Khalidi’s consistent and documented attempts to delay the mining project, damage the credibility of the Company with its shareholders in Saudi Arabia, and disrupt the relationship with the Saudi AMAK shareholders.  In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for time served.  In September 2010 Mr. El Khalidi threatened suit against the Company in Texas alleging breach of contract under the above agreements and other claims.  We believe that the claims are unsubstantiated and intend to vigorously defend against the claims.  The liabilities and options previously owed to Mr. El Khalidi will remain recorded until the lawsuit is resolved.

On September 14, 2010, the Company received notice of a lawsuit filed in Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit. On October 18, 2010, the Company received notice of another lawsuit filed in Jefferson County, Texas.  The suit alleges that the plaintiff became ill from benzene exposure during his employment from 1970 to 2008 with Goodyear Tire and Rubber Company, a customer of South Hampton.  There are approximately 7 defendants named in the suit.  The Company has placed its insurers on notice of the claims and plans to vigorously defend the cases.

17. SUBSEQUENT EVENTS

On October 24, 2010, the Company executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby the Registrant agreed to guaranty up to 41% of the SIDF loan to AMAK, in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The Company owns 41% of the currently issued and outstanding stock of AMAK. As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall loan amount.  The other AMAK shareholders are providing personal guarantees and the Company is the only AMAK shareholder providing a corporate guarantee. The loan is required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia, and to provide working capital for commencement of operations in 2011.  By letter dated September 27, 2010, various AMAK Saudi shareholders agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before the Company’s corporate guarantee.  The

Company received no additional compensation for executing the guarantee. See the Company’s Form 8-K filed on October 27, 2010, for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010.

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

Review of Third Quarter and Year-to-Date 2010 Results

We reported third quarter 2010 earnings of $1,670,191 up 216.3% or $1,142,063 from the third quarter of 2009.  Earnings per share were $0.07 for the third quarter of 2010 up 250.0% as compared to the third quarter of 2009.  Despite ongoing global economic weakness, sales volume of our petrochemical products (excluding transloading) increased by 2.3% from the third quarter of 2009.

We reported year-to-date 2010 earnings of $2,075,854 down 71.4% or $5,189,119 from the first nine months of 2009.  Earnings per share of $0.09 were down 71.0%.  Sales volume of our petrochemical products (excluding transloading) increased by 6.4% from the first nine months of 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents increased by $1.8 million during the nine months ended September 30, 2010, as compared to a decrease of $0.3 million for the nine months ended September 30, 2009.

The change in cash and cash equivalents is summarized as follows:

	2010	2009
Net cash provided by (used in)	(in thousands)
Operating activities	$6,996	$5,672
Investing activities	(2,111)	(3,173)
Financing activities	(3,050)	(2,788)
Increase (decrease) in cash and equivalents	$1,835	$(289)
Cash and cash equivalents	$4,287	$2,470

Operating Activities

Cash provided by operating activities totaled $6,995,874 for the first nine months of 2010, $1,323,533 higher than 2009 (a 23.2% increase).   In the first quarter of 2010 feedstock prices continued to rise, however in mid-May the feedstock prices decreased approximately 20% resulting in a proportionate increase in margins going forward.  The full effect of the lower feedstock prices were not realized immediately as the higher prices take some time to work through inventories and materials within the system.  This continued volatility in the market makes it difficult for the Company to plan and forecast where its product prices should be, but the use of derivative contracts to provide some predictability for feedstock prices should assist.  As of the end of the third quarter of 2010, approximately 30 percent of our anticipated feedstock needs for the coming three months were covered by derivative contracts.  In addition, the Company has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy should provide increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to pass through increased costs and retain higher margins.  In October 2010 the Company completed the construction of a small Isomerization unit which will allow for greater flexibility in the product slate and provide the ability to convert a product which is less in demand, into one which is a stronger performer.

During the first nine months of 2010, the Company reduced total debt by $3,050,000 due to improved cash flow.  At September 30, 2010, total debt was $21,789,488 compared to $24,839,488 at year-end 2009. The Company’s debt to total equity ratio was 39.5% at the end of the third quarter of 2010 compared to 47.3% at year-end 2009.

Primary factors leading to the 23.2% net increase in cash provided by operating activities in 2010 are as follows:

•
Trade receivables increased approximately $3,363,000 (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) as compared to an increase of $2,297,000 in 2009;

•	Income tax receivable decreased approximately $4,326,000 (due to receipt of the carry-back claim refund) as compared to an increase of $2,570,000 in 2009;

•	Inventory increased approximately $380,000 (due to a slight increase in volume and price) as compared to a increase of about $1,342,000 (due to an increase in volume and price) in 2009;

•
Accounts payable and accrued liabilities increased approximately $924,000 (due to an increase in accruals for freight bills, fuel gas, swap settlement, and raw material purchases) while in 2009 the same accounts decreased by about $3,106,000 (due to decreases in derivative accruals and timing of payments);

•	Derivative instrument deposits increased $250,000 (due to a margin call deposit being made), as compared to a decrease of $3,950,000 (due to return of previous margin call deposits) in 2009;

•	Other liabilities reflected no change as compared to an increase of $773,000 (due to funds being received from outside parties for capital projects) in 2009;

•	Notes receivable decreased about $368,000 as compared to a decrease of $460,000 in 2009 (due to notes receivable being paid down in both periods and certain notes being paid off in 2009);

•
Prepaid expenses and other assets decreased approximately $75,000 as compared to a decrease of $18,000 in 2009 (due to expensing of prepaid pipeline services, marketing and insurance in both periods); and

•
Accrued liabilities in Saudi Arabia increased approximately $157,000 (due to the deferral of payments owed to the previous President of the Company) while in 2009 there was a decrease of about $353,000 (due to payments being made to the President of the Company).

The Company’s net income for the first nine months of 2010 decreased by approximately $5,189,000 or 71.4% in 2010 as compared to the corresponding period of 2009. Major non-cash items affecting income included an increase in depreciation of approximately $29,000, a decrease in accretion of note receivable discounts of about $29,000, a decrease in the unrealized gain on derivative instruments of approximately $6,778,000, an increase in stock-based compensation of about $442,000, a decrease in deferred income taxes of roughly $7,098,000, a decrease in post retirement obligations of approximately $143,000, and an increase in the equity loss in AMAK of about $263,000.

Investing Activities

Cash used by investing activities during the first nine months of 2010 was approximately $2,111,000, representing a decrease of approximately $1,063,000 over the corresponding period of 2009.  The Company initiated and completed construction of a new processing unit during the first nine months of 2010 which will allow us to convert normal pentane to isopentane as market conditions dictate. The unit was in the final stages of completion at the end of September into early October of 2010.

Financing Activities

Cash used by financing activities during fiscal 2010 was approximately $3,050,000 representing an increase of approximately $262,000 over the corresponding period of 2009.  The Company made net principal payments on long-term debt during 2010 of $1,050,000 on the Company’s term loan and $2,000,000 on its line of credit. In 2009 long term debt decreased due to net payments on the line of credit of approximately $1.5 million and $1.3 million on the term loan.

On March 21, 2008, South Hampton entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At September 30, 2010, Accumulated Other Comprehensive Loss net of $438,000 tax was $850,000 related to this transaction.

Results of Operations
Comparison of Three Months Ended September 30, 2010 and 2009

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$35,573	$29,741	$5,832	19.6%
Transloading Sales	199	--	199	100.0%
Processing	1,277	907	370	40.8%
Gross Revenue	$37,049	$30,648	$6,401	20.9%

Volume of sales (gallons)
Petrochemical products	12,690	12,401	289	2.3%
Transloading	139	--	139	100.0%

Cost of Materials	$31,632	$26,354	$5,278	20.0%
Total Operating Expense**	7,507	6,426	1,081	16.8%
Natural Gas Expense**	1,269	1,023	246	24.0%
General & Administrative Expense	2,531	2,480	51	2.1%
Depreciation*	675	663	12	1.8%

Capital Expenditures	$780	$1,458	$(678)	(46.5%)
*Includes $566 and $556 for 2010 and 2009, respectively, which is included in operating expense
                                                                                                                 **Included in cost of materials

Gross Revenue

Gross Revenue increased during the third quarter of 2010 from 2009 by approximately 20.9% primarily due to increases in selling prices of approximately 16.3% and sales volume including transloading of approximately 3.5%.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 19.6% from the third quarter of 2009 to the third quarter of 2010 due to an increase in the average selling price of approximately 16.9% and an increase in volume of approximately 2.3% reflecting continued demand for our petrochemical products.

Transloading Sales

Transloading sales increased 100% from the third quarter of 2009 to 2010 primarily due to available spot opportunities during the third quarter of 2010.

Processing

Processing revenues increased 40.8% from the third quarter of 2009 to 2010 primarily due to one of the tolling customers running above minimum capacity during the quarter.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue additional opportunities.

Cost of Materials

Cost of Materials increased approximately 20.0% from the third quarter of 2009 to 2010 primarily due to higher feedstock prices and an increase in gallons processed.  Average feedstock price per gallon increased approximately 13.6% from 2009 to 2010 while volume processed increased approximately 6.2%.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.

Total Operating and Natural Gas Expense

Total Operating Expense for the Petrochemical Company increased approximately 16.8% from the third quarter of 2009 to 2010.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 24.0% from 2009 to 2010 due to higher per-unit costs.  The average price per MMBTU for the third quarter of 2009 was $3.59; whereas, for 2010 the per-unit cost was $4.67 (a 30% increase).  The average price of gas in the third quarter of 2009 is viewed as unreasonably low considering the historical pattern of pricing for that commodity.   Volume purchased decreased from approximately 285,000 MMBTU to about 272,000 MMBTU due to operating efficiency improvements.  Labor costs were higher by approximately 11.9% due to an increase in the profit sharing and safety award accrual of approximately $224,000 and a decrease in the amount of capitalized labor of approximately $66,000. The number of employees was essentially the same for both periods.

General and Administrative Expense

General and Administrative costs from the third quarter of 2009 to 2010 increased 2.1%.  Payroll costs increased due to the addition of personnel and higher salaries due mainly to cost of living adjustments.  Insurance premiums increased largely due to additional property coverage and an increase in health insurance premiums plus the addition of a foreign credit insurance policy.  Consulting fees increased due to efforts to meet and maintain compliance with SEC reporting guidelines. Other increases in general and administrative expenses from 2009 to 2010 were officers’ compensation of approximately $38,000, directors’ fees of $56,000 and legal fees of $111,000.  These were offset by a decrease in expenses in Saudi Arabia due to the termination of the lease for the Company’s branch office.

Depreciation

Depreciation increased slightly from the third quarter of 2009 to 2010 due to a relatively stable basis for depreciation with few additions subject to depreciation between the quarters.

Capital Expenditures

Capital Expenditures decreased during the third quarter of 2010 from 2009.  During the third quarter of 2009 we were in the process of revamping our original HDS system while in the third quarter of 2010 we were working on an Isomerization unit which will enable us to convert normal pentane to isopentane as required by market demand.

Comparison of Nine Months Ended September 30, 2010 and 2009

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$101,184	$79,281	$21,903	27.6%
Transloading Sales	854	4,624	(3,770)	(81.5%)
Processing	3,549	2,725	824	30.2%
Gross Revenue	$105,587	$86,630	$18,957	21.9%

Volume of sales (thousand gallons)
Petrochemical products	35,861	33,716	2,145	6.4%
Transloading	504	4,019	(3,515)	(87.5%)

Cost of Materials	$92,726	$66,949	$25,777	38.5%
Total Operating Expense**	21,401	26,214	(4,813)	(18.4%)
Natural Gas Expense**	3,930	4,572	(642)	(14.0%)
General & Administrative Expense	8,229	6,581	1,648	25.0%
Depreciation*	2,031	2,001	30	1.5%

Capital Expenditures	$2,111	$3,156	$(1,045)	(33.1%)
*Includes $1,703 and $1,672 for 2010 and 2009, respectively, which is included in operating expense
                                                                                                              **Included in cost of materials

Gross Revenue

Gross Revenue increased during the first nine months of 2010 from 2009 by approximately 21.9% primarily due to increases in selling prices of approximately 26.2% offset by the expiration of the transloading contract in April 2009.  Total sales volume including transloading decreased approximately 3.6% due to the lower volume required for transloading.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 27.6% from the first nine months of 2009 to the first nine months of 2010 due to an increase in the average selling price of approximately 20.0% and an increase in volume of approximately 6.4% reflecting continued demand for our petrochemical products.

Transloading Sales

Transloading sales decreased approximately 81.5% from the first nine months of 2009 to 2010 primarily due to the expiration of a transloading contract in April 2009.  Sales in 2010 reflected spot opportunities that were fulfilled.

Processing

Processing revenues increased approximately 30.2% from the first nine months of 2009 to 2010 primarily due to one of the tolling customers running above minimum capacity during the period.

Cost of Materials

Cost of Materials increased from the first nine months of 2009 to 2010 due to higher feedstock prices.  Average feedstock price per gallon increased approximately 47.8% from 2009 to 2010 while volume processed decreased approximately 1.0%.

Total Operating and Natural Gas Expense

Total Operating Expense for the Petrochemical Company decreased from the first nine months of 2009 to 2010.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased decreased 14.0% from 2009 to 2010 due to lower usage and a refund for overcharges.  The average price per MMBTU for 2009 was $3.92; whereas, for 2010 the per-unit cost was $4.94.  Volume purchased decreased from approximately 839,000 MMBTU to about 816,000 MMBTU. The volume purchased was lower due to the use of the more efficient production train which became operational in late 2008.  Labor costs were higher by approximately 8.2% due to a decrease in the amount of capitalized labor of approximately $548,000.

General and Administrative Expense

General and Administrative costs from the first nine months of 2009 to 2010 increased 25.0%.  Payroll costs increased due to the addition of personnel and higher salaries due mainly to cost of living adjustments.  Insurance premiums increased approximately $184,000 largely due to additional property coverage and an increase in health insurance premiums plus the addition of a credit policy to cover some foreign sales.  Consulting fees increased approximately $362,000 mainly due to efforts to meet and maintain compliance with SEC reporting guidelines, due diligence efforts and the employ of compensation consultants to access policies.  Legal fees increased about $326,000 primarily due to due diligence efforts, SEC compliance and representation in Saudi Arabia.  Other increases in general and administrative expenses from 2009 to 2010 were officers’ compensation of approximately $137,000, post retirement benefits of $155,000, directors’ fees of $332,000, and accounting fees of $94,000.

Depreciation

Depreciation increased slightly from the first nine months of 2009 to 2010 due to a relatively stable basis for depreciation with few additions subject to depreciation between the quarters.

Capital Expenditures

Capital Expenditures decreased slightly during the first nine months of 2010 as compared to the same period of 2009. During the first half of 2009 we were in the process of revamping our HDS system while in the first nine months of 2010 we were working on an Isomerization unit which will enable us to convert normal pentane to isopentane as required by market demand.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$21,789,488	$1,400,000	$13,289,488	$2,800,000	$4,300,000
Operating Leases	1,086,686	375,305	593,870	117,511	-

Total	$22,876,174	$1,775,305	$13,883,358	$2,917,511	$4,300,000

Guarantee of SIDF Loan to AMAK

As discussed in Note 17 above, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was not easy as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 16 above.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than as described below.

Guarantee of SIDF loan to AMAK could jeopardize our financial condition if called

In the event AMAK fails to comply with all of the covenants and conditions contained in the SIDF loan agreement, we could be required to pay up to 41% of the outstanding SIDF Loan amount which may adversely affect our business, our financial and operating results and our financial condition.

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

Exhibit Number	Description
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

10(p)

- Limited Guarantee dated October 24, 2010 between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (filed No. 001-33926)).

10(q)

- Loan Agreement dated September 1, 2010 between Al Masane Al Kobra Mining Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 27, 2010 (filed No. 001-33926)).

10(r)

- Letter dated September 27, 2010 from Al Masane Al Kobra Mining Company shareholders to Arabian American Development Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 27, 2010 (filed No. 001-33926)).

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

DATE:  November 5, 2010   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                              (Registrant)

                                              By: /s/Connie Cook
                                              Connie Cook
                                              Chief Accounting Officer