Form 10-K/A
period 2009-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2011-02-22
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
(Amendment No. 1)

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926

ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1600 Hwy 6 S, Suite 240 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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

TABLE OF CONTENTS`

Item Number and Description
PART I
EXPLANATORY NOTE	1

ITEM 1. BUSINESS
General	2
United States Activities	2
European Activities	2
Saudi Arabia Activities	2
Investment In AMAK	3
Environmental	11
Personnel	13
Competition	13
Available Information	14

ITEM 1A. RISK FACTORS	14

ITEM 1B. UNRESOLVED STAFF COMMENTS	20

ITEM 2. PROPERTIES
United States Specialty Products Facility	20
United States Mineral Interests	21
Offices	22

ITEM 3. LEGAL PROCEEDINGS	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM 6. SELECTED FINANCIAL DATA	24

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview	24
Business Environment & Risk Assessment	25
Liquidity and Capital Resources	25
Results of Operations	29
New Accounting Standards	34
Critical Accounting Policies	35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37

ITEM 9A. CONTROLS AND PROCEDURES	38

ITEM 9B. OTHER INFORMATION	38

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT	39

ITEM 11. EXECUTIVE COMPENSATION	42

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 15, 2010 (the “Original Filing”).  This Amendment No. 1 is being filed to incorporate disclosures made in connection with comment letters we received from the Security and Exchange Commission on February 23, 2010, May 7, 2010, July 1, 2010, August 31, 2010, and December 7, 2010.

The revisions do not impact the Company’s financial statements for the period ended December 31, 2009 or earlier.

The items of the Original Filing which are amended and restated by this Annual Report on Form 10-K/A
(Amendment No. 1) as a result of the foregoing are:

•	Part I—Item 1—Business—Investment in AMAK—Description of Current Condition

•	Part I—Item 1—Business—Investment in AMAK—Cash Flows from AMAK

•	Part I—Item 1—Environmental

•	Part I—Item 1A.—Risk Factors—Guaranteeing Performance by Third Parties

•	Part I—Item 1A.—Risk Factors—Inability to Recoup Investment in AMAK

•	Part I—Item 1B.—Unresolved Staff Comments

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—General Corporate Expenses—Contractual Obligations

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment in AMAK

•	Part III—Item 10—Directors and Executive Officers of the Registrant

•	Part III—Item 11—Executive Compensation

•	Part III—Item 13—Certain Relationships and Related Transactions and Director Independence—Review, Approval or Ratification of Transaction with Management and Others

•	Part IV—Item 15—Exhibits and Financial Statement Schedules [Note 8]

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

United States Activities

The Company’s domestic activities are primarily conducted through a wholly owned subsidiary, American Shield Refining Company (the “Petrochemical Company”), which owns all of the capital stock of Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products including iso-pentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.   The Company’s petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  Gulf State owns and operates three pipelines which connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.  The Company also directly owns approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  Pioche did not conduct any substantial business activity during 2009, and the Company has no plans to make any capital expenditures in the near term involving Pioche. See Item 2. Properties.

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

Initially, the Company accounted for its investment in AMAK using the equity method of accounting under the presumption that since it owned more than 20% of AMAK, the Company would have the ability to exercise significant influence over the operating and financial policies of AMAK. AMAK’s bylaws require that audited financial statements for each year ended December 31 be submitted to its stockholders by June 30 of the following year. As a result, the Company had expected to obtain the audited financial statements of AMAK by June 30, 2009, and in addition the Company expected to be able to secure the cooperation of AMAK and its auditors in converting those financial statements from generally accepted accounting principles in Saudi Arabia (“Saudi GAAP”) to U.S. generally accepted accounting principles (“U.S. GAAP”). However, by August 2009, no financial statements of AMAK had been produced. In May 2010 the Company received a draft of the 2009 financial statements of AMAK prepared under Saudi Arabian GAAP. At that time the Company introduced a resolution at a meeting of the AMAK Board of Directors that would have required AMAK to produce the annual and quarterly financial statements prepared in accordance with U.S. GAAP which the Company required in order to apply the equity method of accounting for the investment. The resolution was defeated as the result of the casting of the tie breaking vote held by the Saudi Chairman of the Board. Consequently, the Company concluded that since August 2009 it no longer had significant influence over the operating and financial policies of AMAK, and the Company changed to the cost method of accounting for its investment in AMAK. The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed. Also see risk factor disclosure titled “Inability to significantly influence AMAK activities” on page 18.

Going forward, the lack of ability to exert significant influence basically means that the Company holds a passive ownership interest in AMAK. The AMAK Saudi directors have taken the lead in dealing with: (i) the various contractors who are constructing the underground and above ground mining facilities, (ii) personnel issues, (iii) credit facilities from third party lenders, and (iv) consultants assisting in various phases of mine development. The Company believes that it has developed a good working relationship with the other AMAK stockholders and feels comfortable with allowing the AMAK Saudi directors to oversee the operation, especially since the project is located in their region and they are better qualified to deal with cultural issues and other unique aspects of doing business in Saudi Arabia. Periodically the Company makes suggestions as to how the operation could be improved and generally the AMAK Saudi directors have been receptive to these ideas.

Cash Flows from AMAK

The Company’s investment in AMAK will produce cash flows to the Company at such time as AMAK pays dividends. The Company anticipates that AMAK may have the ability to begin paying dividends once it has commenced commercial operations, and its cash flows from those operations are sufficient to pay dividends after AMAK first services its $100 million credit facility and AMAK’s Board of Directors sets aside cash for required statutory reserves and any other reserves its Board of Directors believes are necessary and appropriate. Since the Company has no significant influence over AMAK’s Board of Directors, the amount and timing of the dividends the Company receives from AMAK will be controlled by the other investors in AMAK.

AMAK will nonetheless not begin paying any dividends until it has commenced commercial production and achieved positive operating cash flows. AMAK’s current development plans call for underground development to begin in early 2011 with small quantities of ore being processed in the mill and gradually increasing over time as the underground tunnels, vent shafts and turnarounds are constructed. Metal concentrates will be trucked to the Port of Jizan and stored until such time as there are quantities sufficient to fill a transport ship. Once the mine is at 100% capacity, approximately four ships a year will be loaded with metal concentrates. Cash flows to AMAK from the sale of its production will be delayed due to shipping times unless AMAK can successfully negotiate partial payment from customers at the time the metal concentrates are loaded.

As a result of the foregoing, the Company does not anticipate receiving any substantial cash flows from its investment in AMAK until 2013 at the earliest, and there can be no assurance as to the amount or timing of any cash flows the Company will receive from its investment in AMAK.

The Company will test its investment in AMAK to determine if it is impaired at least annually and at other times if circumstances arise that indicate that impairment may have occurred. The AMAK investment will be considered impaired if its fair value is less than its recorded amount at the time of the impairment test. In such instances, the recorded amount of the AMAK investment will be reduced to its fair value. The fair value of the Company’s investment in AMAK will be estimated by using updated estimates of AMAK’s recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves.

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

[

N
W
E
S
0
10
20
30km
TATHLITH
Az Zurq
Markaz al Wujid
Bani Mu'arid Reserve
Al Khalidiyah
Sultanah
Ri' Masdad
Al Muhammadiyah
Al Mundafin
Al Ma'arik
YADAMAH
As Sabd
THAR
HABUNA
NAJRAN
KIRBASH
REPUBLIC OF YEMEN

Environmental

General. The Company’s operations are subject to stringent and complex federal, state, local and foreign laws and regulations relating to release of hazardous substances or wastes into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases the Company’s overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities. Included in the Company’s construction and operation costs are capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.

Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures and obtaining required governmental approvals, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in less common circumstances, issuance of injunctions or construction bans or delays. The Company believes that it currently hold all material governmental approvals required to operate the Company’s major facilities. As part of the regular overall evaluation of the Company’s operations, the Company has implemented procedures to review and update governmental approvals as necessary. The Company believes that its operations and facilities are in substantial compliance with applicable environmental laws and regulations and that the cost of compliance with such laws and regulations currently in effect will not have a material adverse effect on the Company’s operating results or financial condition.

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts the Company currently anticipates. Moreover, risks of process upsets, accidental releases or spills are associated with the Company’s possible future operations, and the Company cannot assure you that the Company will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, the Company may be unable to pass on those cost increases to the Company’s customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. The Company will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations of more rigorous enforcement of existing laws and regulations.

Hazardous Substance and Waste. To a large extent, the environmental laws and regulations affecting the Company’s operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. The Company has not received any notification that it may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state laws, except as expressly provided herein.

The Company also generates, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and/or comparable state statutes. From time to time, the Environmental Protection Agency, or EPA, and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements.

Air Emissions. The Company’s current and future operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including the Company’s facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, the Company may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. The Company likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air-emission related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. The Company believes such requirements will not have a material adverse effect on the Company’s financial condition or operating results, and the requirements are not expected to be more burdensome to us than any similarly situated company.

Climate Change. In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (including carbon dioxide and methane), may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation to reduce such emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. In addition, EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act. Furthermore, in September 2009 EPA finalized regulations that require monitoring and reporting of greenhouse gas emissions on an annual basis including extensive greenhouse gas monitoring and reporting requirements beginning in 2010. Although the greenhouse gas reporting rule does not control greenhouse gas emission levels from any facilities, it will still cause us to incur monitoring and reporting costs for emissions that are subject to the rule. Some of the Company’s facilities include source categories that are subject to the greenhouse gas reporting requirements included in the final rule. In December 2009 EPA also issued findings that greenhouse gases in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. The endangerment findings will not immediately affect the Company’s operations, but standards eventually promulgated pursuant to these findings could affect the Company’s operations and ability to obtain air permits for new or modified facilities. Legislation and regulations relating to control or reporting of greenhouse gas emissions are also in various stages of discussions or implementation in about one-third of the states. Lawsuits have been filed seeking to force the federal government to regulate greenhouse gases emissions under the Clean Air Act and to require individual companies to reduce greenhouse gas emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact the Company’s operations and ability to obtain certifications and permits to construct future projects.

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases in areas in which the Company conducts business could adversely affect the demand for the products the Company stores, transports, and processes, and depending on the particular program adopted, could increase the costs of the Company’s operations including costs to operate and maintain the Company’s facilities, install new emission controls on the Company’s facilities, acquire allowances to authorize the Company’s greenhouse gas emissions, pay any taxes related to the Company’s greenhouse gas emissions and/or administer and manage a greenhouse gas emissions program. The Company may be unable to recover any such lost revenues or increased costs in the rates it charges customers, and any such recovery may depend on events beyond the Company’s control. Reductions in the Company’s revenues or increases in the Company’s expenses as a result of climate control initiatives could have adverse effects on the Company’s business, financial position, results of operations and prospects.

Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including natural gas liquid related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. The Company believes that it is in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed there under, and that continued compliance with such existing permit conditions will not have a material effect on the Company’s operations.

TCEQ. In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 473 barrels were recovered during 2009 and 405 barrels during 2008.  The recovered material had an economic value of approximately $30,000 during 2009 and $17,050 during 2008.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale.  At current market values this material, if fully recovered would be worth approximately $1,500,000. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.  In other remediation activity, South Hampton continues to remediate the site of a pipeline leak which occurred in 2001. The affected site contains less than one-eighth acre of land and the cost of remediation is being covered by insurance. The amount of material spilled was minimal and due to the nature of the soil and location, further remediation will rely on natural attenuation.  South Hampton applied to the Texas Railroad Commission for approval to close the site since two years of annual monitoring indicated no movement of hydrocarbon.  Approval was granted on December 1, 2009.  Also, see Item 3. Legal Proceedings.

The Clean Air Act Amendments of 1990. The Clean Air Act Amendments of 1990 have had a positive effect on the Petrochemical Company’s business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which comprise a large part of the Petrochemical Company’s product line. We believe our ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years.   Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products.  As the number of producers has consolidated, we have increased our market share at higher sales prices from customers who still require C6 solvents in their business.  Also, see Item 2.  Properties.

Personnel

The number of regular employees was approximately 140, 130 and 150 at years ended 2009, 2008 and 2007, respectively.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by the Company’s benefit plans and programs.

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

Guaranteeing Performance by Third Parties

From time to time, the Company may be required or determine it is advisable to guarantee performance of loan agreements by third parties in which the Company maintains a financial interest. In such instances, if the primary obligor is unable to perform its obligations, the Company might be forced to perform the primary obligor’s obligations which could negatively impact the Company’s financial interests.

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

Inability to recoup investment in AMAK

The Company will only recover its investment in AMAK through either the receipt of dividends from AMAK or the sale of part or all of its interest in AMAK. There is a risk that the Company will be unable to recover its investment in AMAK if AMAK is not profitable, or if AMAK’s Board of Directors chooses not to declare dividends even if AMAK is profitable. The Company anticipates that AMAK may have the ability to begin paying dividends once it has commenced commercial operations, and its cash flows from those operations are sufficient to pay dividends after AMAK first services its $100 million credit facility and AMAK’s Board of Directors sets aside cash for required statutory reserves and any other reserves its Board of Directors believes are necessary and appropriate. However, since the Company has no significant influence over AMAK’s Board of Directors, the amount and timing of the dividends the Company receives from AMAK will be controlled by the other investors in AMAK. With respect to the sale of part or all of the Company’s interest in AMAK, under Saudi law, AMAK must sell a portion of its equity to the public once AMAK has been profitable for two years. While the proceeds of such a sale might allow the Company to recover its investment in AMAK, there is no assurance that AMAK will achieve the profitability required for such a public sale, or that the market conditions for any such public sale will be favorable enough to allow the Company to recover its investment.

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

None

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

None

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
*As restated, see Note 2 to the Consolidated Financial Statements

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

Credit Agreement

On May 25, 2006, our wholly-owned subsidiary South Hampton entered into a Credit Agreement, as amended, with Bank of America.  We were in compliance with all of our financial covenants as of December 31, 2009 under the Credit Agreement.  All of our obligations under the Credit Agreement are fully and unconditionally secured pursuant to a perfected first priority security interest on all of South Hampton’s assets.  As of December 31, 2009, the Credit Agreement provided for an aggregate principal amount of up to $32 million available through the following facilities: (i) $18 million revolving credit facility which includes a $3 million sublimit for use in the hedging program and a sublimit of $9 million for the issuance of standby or commercial letters of credit; and (ii) $14 million term loan (advanced as a $10 million loan and a $4 million loan).  The revolving credit facility matures on June 30, 2011 and term loan matures on October 31, 2018.

Under the terms of the Credit Agreement, accrued and unpaid interest is due and payable in arrears on the first business day of each month on any outstanding borrowings at the lower of: (i) the higher of the federal funds rate plus 0.50% or the prime rate plus applicable margin, or (ii) the rate equal to the British Bankers Association LIBOR plus the applicable margin. The applicable margin is determined from TOCCO’s most recent compliance certificate and current financials based on the following:

Level	Leverage Ratio	Applicable Margin for Base Rate Loans	Applicable Margin for LIBOR Loans	Applicable Margin for Commitment Fee
I	Greater than or equal to 1.5:1.0	(0.50%)	2.00%	0.25%
II	Less than 1.5:1.0 but greater than or equal to 1.0:1.0	(0.75%)	1.75%	0.25%
III	Less than 1.0:1.0	(1.00%)	1.50%	0.25%

We entered into an interest rate swap agreement in March 2008 with respect to the $10.0 million floating rate term loan under the credit facility.  The Company receives credit for payments of interest made on the term loan based upon LIBOR and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap. The swap agreement terminates on December 15, 2017.  Our average floating interest rate on debt outstanding under our credit facility at December 31, 2009, was 3.0%.  The Credit Agreement includes customary representations and warranties made by us to Bank of America.

The Credit Agreement contains customary, affirmative and negative covenants requiring us to take certain actions and restricting us from taking others. Such covenants include but are not limited to:

●	Delivery of financial statements and SEC filings;

●	Maintenance of properties and insurance;

●	Compliance with laws;

●	Receipt of guarantees from any new subsidiary to guarantee and secure obligations;

●	Prohibiting the disposition of assets and changing material lines of business;

●	Changing its method of accounting or policies;

●	Restricting certain payments, including dividends;

●	Use of loan proceeds only for certain purposes;

●	Payment of all insurance and eminent domain proceeds to Bank of America;

●	Limiting the occurrence of liens, certain investments, and/or subsidiary indebtedness (subject to certain exceptions);

●	Payment on demand of all reasonable costs, expenses and fees incurred by Bank of America; and

●	Restricting extension of credit other than for certain permitted exceptions;

In addition the Credit Agreement contains certain financial covenants, which include but are not limited to:

●	Maintaining a minimum EBITDA of $8.5 million at end of each trailing four fiscal quarter period;

●	Maintaining a maximum leverage ratio of 2.0:1.0 measured at end of each fiscal quarter;

●	Prohibition of unfinanced capital expenditures in excess of $4.0 million for trailing four fiscal quarter period; and

●	Limitations on dividends paid to the parent company of 30% of EDITDA.

The Credit Agreement contains standard default triggers, which include but are not limited to:

●	failure to pay principal, interest or other amounts due and payable;

●	failure to maintain compliance with the financial covenants and other covenants contained in the Restated Credit Agreement;

●	default on certain of our other indebtedness;

●	breach of a representation or warranty;

●	the existence of bankruptcy or insolvency proceedings;

●	the entry of certain judgments against South Hampton and its subsidiaries;

●	the invalidity of any loan document; and

●	upon a change of control.

Upon the occurrence of any event of default Bank of America may take certain actions including declaring any outstanding amount due and payable.

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

The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations and long-term debt refinancing.

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

The Company owns 41% of the outstanding stock in AMAK, but is unable to exert significant influence for the reasons previously discussed on page 7.

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
Name; Current Positions Held	Age	Director since	Term expires at Annual meeting in
Hatem El Khalidi Co-founder and retired President & CEO of the Company	85	1968	2010
Nicholas N. Carter …………………………………………. President, Chief Executive Officer of the Company since July 2009, President of the Petrochemical Company since 1987, Member of AMAK Board	62	2004	2011
Robert E. Kennedy …………………………………………. Chairman of the Audit and Compensation Committees; Member of Nominating Committee and AMAK Board	65	2007	2012
Ghazi Sultan Chairman of the Nominating Committee; Member of Compensation and Audit Committees and AMAK Board	73	1993	2010
Allen P. McKee Member of the Audit, Compensation and Nominating Committees and AMAK Board	68	2009	2012
Mohammed Al Omair Member of Audit, Compensation and Nominating Committees	66	2007	2011
Charles W. Goehringer, Jr. General Counsel	51	2007	2011

Mr. Hatem El Khalidi received a Bachelors Degree in Chemistry from the American University of Beirut in 1946 and a Masters of Science Degree in Geology from Michigan State University in 1950. He was co-founder of the Company in 1967 and served as President from 1975 through June 2009 and Chief Executive Officer of the Company from February 1994 through June 2009. From 1950-55, he was with Geophysical Services, Inc. (later Texas Instruments), Dallas, TX and United Gas Company in Shreveport, LA. From 1956-60, Mr. El Khalidi was Chief Geologist with Yemen Development Corp. seeking oil and mineral concessions in Yemen. From 1960-69, he was a geological consultant with Dallas Resources, operating out of Beirut. Mr. El Khalidi originally discovered the Al Masane ore deposits in 1968, and was granted an exploration license in 1971 and development has been under his direct supervision throughout the life of the project until transferred to AMAK in 2008.

Mr. Nicholas N. Carter, a U.S. citizen and the President and Chief Executive Officer of the Company since July 2009, is a 1975 graduate of Lamar University with a Bachelor of Business Administration Degree in Accounting. Mr. Carter has been a Certified Public Accountant since 1977. He worked at the Sabine River Authority of Texas as a Project Accountant from 1973 to 1975. From 1975 to 1977 he was a Staff Accountant with Wathen, DeShong and Company, CPA's. In 1977 he joined South Hampton as Controller. His job titles with the Company include 1979, Facility Manager at TOCCO, 1982, Treasurer of TOCCO, 1987, President of South Hampton. In 2007 he added the title of Executive Vice President of Arabian American Development Co. in addition to the petrochemical duties. He was named to his current position in 2009. From 1977 until the present Mr. Carter has been employed by the

Company in a succession of positions with increasing and broader operating responsibilities, as follows; 1977-1979, Controller of South Hampton; 1979 to 1982, Facility Manager at a ship dock and terminal facility owned by TOCCO; 1982 to 1987, Treasurer of TOCCO; 1987 to 2009, President of South Hampton; and 2007 to 2009, Executive Vice President of Arabian American Development Co. This succession of positions with the Company gave Mr. Carter broad experience and knowledge in both the operations and finances of the Company, and in 2009 he was named to his current position, and also retains the petrochemical duties. Mr. Carter also serves as a Director and President of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock. Mr. Carter was appointed to the Board of AMAK in February 2009.

Mr. Robert Kennedy, a U.S. citizen, is the President of Robert E. Kennedy and Associates, a consulting firm assisting various entities with transportation and project development issues in Europe and the Middle East.  He has over thirty years experience in the oil and petrochemical industry and retired as General Manager for Supply, Logistics, and Procurement from Chevron Chemical in 2000.  During his employment with Chevron he was instrumental in developing the Aromax project in Jubail, Saudi Arabia.  Mr. Kennedy holds a Bachelors of Science Degree in Chemical Engineering from the University of Iowa and attended the Masters of Business Administration program of American University.  Mr. Kennedy was appointed to the Board of AMAK in 2009.  We believe that this experience, as well as his leadership abilities, brings valuable experience and skill to our board of directors.

Mr. Ghazi Sultan, a Saudi citizen, received Bachelor of Science Degrees in Geology and Chemistry from the University of Cairo in 1958.  He received a Masters of Science Degree in Geology from the University of Texas in 1964.  From 1965-1988, Mr. Sultan served in various Saudi Arabian governmental posts for the Ministry of Petroleum and Minerals, including Director of the Geology Department, Director General of Mineral Resources, Assistant Deputy Minister, and finally as Deputy Minister for Mineral Resources.  Mr. Sultan previously served as a member of the Board of Directors of Petromin, the Jeddah Refinery, and King Fahad University of Petroleum and Minerals.  He is currently a member of the Board of AMAK.  During his career, Mr. Sultan supervised, assisted and negotiated contracts on behalf of the Ministry of Petroleum and Mineral resources with the United States Geological Survey, BRGM of France, Rio – UK Tinto Zinc, British Steel – UK, Roan Selection Trust – UK, Min-Atom – France, Preussag – Germany, Arabian Drilling – Saudi Arabia, and Saudi Sudanese Mission for Red Sea mining.  We believe that his knowledge of the mining industry and manner of conducting business in Saudi Arabia provide a critical resource and skill set to our board of directors.

Mr. Allen P. McKee, a US citizen, appointed to the board in 2009 and subsequently elected to serve until 2012, has an extensive background in investment evaluation and management as well as international finance. He has been an advisor to Fal Holdings Arabia Co. Ltd., Riyadh, since its inception in 1977.  Mr. McKee served as president of Montgomery Associates Inc. from 1975-2000, a firm focusing on both venture-stage companies and real property investments. From 1974-78 he was an advisor to companies seeking funding through the International Finance Corp (World Bank Group) and regional development banks.  From 1971-74, Mr. McKee served as vice president of Union International (Union Bank’s international venture subsidiary) and previously was investment officer with BankAmerica International Financial Corp.  From 1967-70 he was area relations officer on the headquarters staff overseeing the Middle East banking group at Bank of America.  He holds a Bachelor of Arts Degree in Economics from the University of Michigan (1964) and a Masters of Business Administration Degree in Finance from the University of California, Berkeley (1971).  Mr. McKee served as a naval officer in the US Pacific Fleet from 1964-67.   He was appointed to the Board of AMAK in 2009 and serves on the audit, nominations and compensation committees of the Company, chairing the latter.  We believe that his knowledge of the Middle East and finance and accounting provide a critical resource and skill set to our board of directors.

Mr. Charles W. Goehringer, Jr., a U.S. citizen and partner of the law firm of Germer Gertz, L.L.P. in Beaumont, Texas, serves as corporate counsel for the Company.  From 1981-1987, Mr. Goehringer worked for Gulf States Utilities Company as a mechanical engineer and unit superintendent.  From 1987-1995, Mr. Goehringer worked for Quantum Chemical Company as a mechanical engineer and maintenance superintendent.  He next worked as an attorney for the law firm of Mehaffy Weber, P.C. from 1995-2000.   From 2000 to the present, Mr. Goehringer has been employed as an attorney with the law firm of Germer Gertz, L.L.P.  Mr. Goehringer holds a Bachelor of Science Degree in Mechanical Engineering from Lamar University, a Masters of Business Administration Degree from Colorado University, and a Doctor of Jurisprudence from South Texas College of Law.  Mr. Goehringer also serves as a Director of Pioche Ely Valley Mines, Inc. of which the Company owns 55% of the outstanding stock. We believe that his knowledge of the industry and finance provide a critical resource and skill set to our board of directors.

Mr. Mohammed O. Al Omair, a Saudi citizen, resides in Riyadh, Saudi Arabia, and previously served as Senior Vice President & Deputy Chief Executive Officer for Fal Holdings Arabia Co. Ltd. Prior to his service with Fal, he held a senior position with the Gulf Cooperation Counsel (GCC), a six-nation  organization of Arab nations in the region. He holds a Bachelor of Arts Degree in Political Science and a Master of Public Administration from the University of Washington.  We believe that this experience, as well as his leadership abilities, brings valuable experience and skill to our board of directors.

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

The Board of Directors of the Company has an Audit Committee which is composed of Ghazi Sultan, Mohammed Al Omair, Robert Kennedy and Allen McKee.  The Board has determined that each of the members of the Audit Committee meets the Securities and Exchange Commission and Nasdaq Stock Market standards for independence.  The Board has also determined that Allen McKee meets the Securities and Exchange Commission criteria of an “audit committee financial expert.”

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

Mr. Mark Williamson is a U.S. Citizen and has been Vice President of Marketing for TOCCO since 1995.  Mr. Williamson is a graduate of Sam Houston State University with a BBA in Marketing.  Mr. Williamson has been with TOCCO since 1987 and has over 28 years within the petrochemical industry.  Before TOCCO, Mr. Williamson spent 5 years with Ashland Chemicals as Sales and Marketing Representative and Branch Manager.

Ms. Connie Cook, a U.S. citizen, received her BBA Degree in Accounting from Lamar University in 1991 and is a CPA.  She was the Accounting Manager of TOCCO from 1991-96.  She has been the Controller of TOCCO from 1996 to the present and was the Assistant Secretary of TOCCO from 1992-2004.  In 2004 Ms. Cook became the Secretary/Treasurer of TOCCO and continues to hold those titles.  She was the Assistant Secretary of the Company from 2007-08.  In 2008 Ms. Cook became the Secretary/Treasurer of the Company and continues to hold those titles.

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

 Item 11.  Executive Compensation

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis.  Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in the Form 10-K for the year ended December 31, 2009.

Members of the Compensation Committee

Allen P. McKee, Chairman
Robert Kennedy
Ghazi Sultan
Mohammed Al-Omair

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program.  Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion.  The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2009, but some historical and forward-looking information is provided to put such year’s compensation information in context.  The information presented herein relates to Nicholas N. Carter, our chief executive officer since July 1, 2009, Connie Cook, our Chief Accounting Officer, Mark Williamson, our Vice-President of Marketing, and our two other most highly compensated employees, who are sometimes referred to in this Form 10-K as our “executives.”  For purposes of this discussion, we did not include Mr. El-Khalidi as an executive due to his retirement from the chief executive officer position on June 30, 2009.

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

Objectives of the Compensation Programs

The compensation programs of the Company are designed to attract and retain qualified individuals upon whom the sustained progress, growth, profitability, and value of the Company depend. It is the plan of the Board that through the Compensation Committee, the Company will develop and implement compensation policies, plans and programs to further these goals by rewarding executives for positive financial performance. Management provides recommendations regarding executive compensation to the Compensation Committee. The Company’s executive compensation program is intended to align the interests of its management team with those of its shareholders by motivating the executives to achieve strong financial and operating results for the Company, which it believes closely correlates to long–term shareholder value. In addition, the Company’s program is designed to achieve the following objectives:

• attract and retain talented executives by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

 •  provide total compensation that is justified by individual performance;

• provide performance–based compensation that balances rewards for short–term and long–term results and is tied to both individual and the Company’s performance; and

• encourage the long–term commitment of our executives to the Company and its shareholders’ long–term interests.

What the Compensation Programs are Designed to Reward

The compensation programs are designed to reward performance that contributes to the achievement of the Company’s business strategy on both a short–term and long–term basis. In addition, the Company rewards qualities that it believes help achieve its strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports the Company’s core values; resourcefulness; the ability to manage existing assets; the ability to explore new avenues to increase profits, level of job responsibility; and tenure. The Company does not currently engage any consultant related to executive and/or director compensation matters, although the Company is currently soliciting proposals from various compensation consultants located in the Houston, Texas area for assistance in 2010 and future years.

Elements of the Company’s Compensation Program and Why It Pays Each Element

To accomplish its objectives, the Company seeks to offer a total direct compensation program to its executives that, when valued in its entirety, serves to attract, motivate and retain executives with the character, experience and professional accomplishments required for the Company’s growth and development. The Company’s compensation program is comprised of four elements:

•  base salary;

•  incentive compensation;

•  stock option plan; and

•  benefits.

Base Salary.

We pay our executives a base salary, which we review and determine annually.  We believe that a competitive base salary is a necessary element of any compensation program.  We believe that attractive base salaries can motivate and reward the executives for their overall performance.  Base salaries are established in part based on subjective factors such as the particular executive’s position, responsibility, experience, leadership ability, increases or changes in duties and responsibilities, skills and expected contributions during the coming year and such individual’s performance during the prior year.  We also have sought to align base compensation levels comparable to our competitors and other companies of similar size.  We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business.  The base salaries of our executives have been subject to a standard cost of living increase annually over the past several years at the same rate as other Petrochemical Segment employees.  In 2009, we gave all employees of the Company, including the executives, a 4 percent cost of living adjustment.  In addition, Mr. Carter’s annual salary was increased to $250,000 effective July 1, 2009, due to his promotion to chief executive officer.

Cash Incentive Bonuses

The primary objective of our annual cash incentive bonus program is to motivate and reward our executives for meeting our short-term objectives using a pay-for-performance program with objectively and subjectively determinable performance goals.  Executives are eligible to receive a cash incentive bonus under the 2009 Executive Cash Bonus Plan (“CBP”), which was recommended and adopted by the Compensation Committee.  The objectives of the CBP are to align the interests of the executives with the Company’s annual performance goals.  The CBP focuses on rewarding executives for the achievement of annual financial objectives (“quantitative performance goals”) and achievement of individual performance objectives such completion of projects in a timely manner, leadership abilities, the ability to communicate and adherence to the Company’s values (“subjective performance goals”), with competitive financial incentives and provides a systemic plan for establishing definitive performance goals.  The Company’s quantitative performance goals are based on growth in income before tax expense (“IBT”).  Executives will be awarded cash bonus compensation based on the Company’s annual results in this area.  In general, the Compensation Committee targets between 10% and 15% of base salary for performance deemed by the Compensation Committee to be good (to generally exceed expectations) and great (to significantly exceed expectations), respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance. Target awards and weightings may be modified by the Compensation Committee during the plan year based upon an executive’s attainment or non-attainment of subjective performance goals, a shift in focus or changing industry standards, or any other factors that the Compensation Committee deems appropriate.  The Compensation Committee has the authority to administer the CBP and has the final decision on any discrepancies in interpretation of the CBP.

The amount of money, if any, in the CBP will be calculated based on the overall level of achievement with respect to IBT.  Any awards are paid after completion of the Company’s audited financial statements for the applicable year.  Participants will not be entitled to receive an award unless they are employed by the Company at the end of the applicable plan year and at the time the award is paid by the Company.

The performance objective for earning an award under the CBP relates to the Company’s IBT.  The Company’s IBT is required to exceed $10 million (the “Threshold Amount”) in order for funds to be allocated to the CBP.  The amount allocated to the CBP is approximately 1.0 percent of IBT which is based primarily on historical levels of cash bonuses given to executives since 2005 (the “base year”).  The Compensation Committee then typically allocates approximately 40-50 percent of the CBP, if any, as a cash bonus award to the chief executive officer.  The chief executive officer then submits recommendations to the Compensation Committee regarding division of the remainder of the CBP between the other executives as cash bonus awards.

For the fiscal year ended December 31, 2009, the amount allocated to the CBP was $130,000, which was paid to our executives as cash bonuses in the first quarter of calendar year 2010.  The Company’s chief executive officer made recommendations to the Compensation Committee regarding bonus amounts for the other executive officers subject to an aggregate cap of $130,000 based on his evaluation of overall job performance by the other executives.  The Compensation Committee then considered and approved these recommendations.  The factors considered by the chief executive officer in making his recommendations were the overall performance of the Company within the economic climate affecting its operations, the individual performance of the particular executive, and the executives’ current relative base salary levels.  The chief executive officer did not use pre-established formulas or goals in formulating the recommended bonuses.  With regard to the overall performance of the Company, the Company produced an EBITDA from continuing operations of approximately $15.0 million for 2009 compared to $12.5 million for 2005 and the Company increased total volume sold for 2009 by 12% during a global/US recession period when most US companies’ volumes were down.  In addition, the Company entered into a compromise agreement with AMAK Saudi shareholders settling the capital structure of AMAK. Mr. Williamson, Vice President of Marketing, established an international sales and marketing office in Madrid, Spain for the continued development of international markets and opportunities, added an account manager to assume domestic responsibilities, and oversaw an increase in sales which required 20% utilization of the new/additional capacity that was added in the fourth quarter of 2008.  Ms. Cook, Chief Accounting Officer, established a risk management policy and procedures manual, assisted in successfully managing closure of the derivative losses that occurred in 2008, and successfully managed the Company’s accounting, human resources, and reporting departments.

Equity Compensation

We believe that stock options are an important long-term incentive for our executives and that our stock option program has been effective in aligning executive interests with those of our stockholders.  We review our equity compensation plans annually.  The executives are eligible for annual stock option grants based on targeted levels.  These options are intended to produce value for each executive if (i) our stockholders derive significant sustained value and (ii) the executive remains employed with us.

In 2009, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive on specified dates or upon the achievement of certain performance goals.  The Company’s 2008 Stock Option Plan for Key Employees governs discretionary stock option grants to executives.  The authority to make equity grants to executives rests with the Compensation Committee, although, as noted, the Compensation Committee does consider the recommendations of our chief executive officer in setting the compensation of our other executives.  No stock option grants were awarded during the year ended December 31, 2009.  Stock options were awarded during the first quarter of 2010 based on 2009 results and the results of an informal peer group analysis conducted by the Compensation Committee.  The dollar value of the stock option awards granted to the executives is set forth in the Summary Compensation Table below.  In past years, stock option awards typically vested immediately.  The Compensation Committee revisited this issue and determined that a two year vesting period would better assist the Company in retaining key executives.  Consequently, 100% percent of the stock options awarded in 2010 will vest two years from the date of grant and the options expire seven years from the date of grant.  In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good cause, all outstanding equity based awards will immediately vest.

As noted previously, on June 30, 2009, Mr. El-Khalidi retired as chief executive officer of the Company.  On July 2, 2009, the Board of Directors considered Mr. El-Khalidi’s efforts related to the Al Masane mining project in southwestern Saudi Arabia in conjunction with his retirement.  The Board determined that the Company should issue two options to purchase a total of 400,000 shares to Mr. El-Khalidi, tied to the performance of AMAK.  The rationale for the grant of these two options was based on the fact that virtually all of Mr. El-Khalidi’s entire career was spent working on the mining project in Saudi Arabia under difficult conditions and the Board believed a substantial award was justified in light of his relatively low salary of $72,000 per annum.  To achieve a linkage of the value of the award to the ultimate success of the Saudi Arabian mining project, the Board of Directors made the options contingent upon the occurrence of the following conditions which are  explicitly tied to the performance of AMAK: (i) the first option for 200,000 shares cannot be exercised until such time as the first shipment of ore from the mining project is transported for commercial sale by AMAK and the option terminates if not exercised by June 30, 2012, and (ii) the second option for 200,000 shares cannot be exercised until such time as the Company receives its first cash dividend distribution from AMAK and the option terminates if not exercised by June 30, 2019.

Perquisites

The Company provides benefits to all employees that it believes are standard in the industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a Company sponsored cafeteria plan and a 401(k) employee savings and investment plan. The Company matches employee deferral amounts, including amounts deferred by named executive officers, up to a total of 6% of the employee’s eligible salary, excluding annual cash bonuses, subject to certain regulatory limitations.  Our use of perquisites as an element of compensation is very limited.  We do not view perquisites as a significant element of our comprehensive compensation structure.

The Compensation Committee Process

Compensation Committee meetings typically involve a preliminary discussion with our chief executive officer prior to the Compensation Committee deliberating without any members of management present.  For compensation decisions, including decisions regarding the grant of stock options relating to executive officers (other than our chief executive officer); the Compensation Committee considers the recommendations of our chief executive officer and includes him in its discussions.

The Compensation Committee determines whether the Company’s compensation policies and practices could result in inappropriate risk-taking.  Based on the Committee’s assessment, the Committee does not believe that the Company’s compensation policies and practices create any material adverse risks for the Company for the following reasons.  Inappropriate risk-taking is discouraged by awarding annual bonuses and stock option grants to executives after the Company’s earnings performance for the entire fiscal year is determined.  Awards of annual bonuses and stock option grants for a given year are only made during the first quarter of the subsequent year.  This practice means that 100 percent of annual bonus and stock option grants are delayed and at risk to the executives based on the actual company wide net operating performance of the Company.  No awards of annual bonuses and stock option grants for a given year are based on matrices such as revenue or operating results of particular transactions or units, which would create the potential that personnel might take actions that benefit that matrix in the short-term while exposing the Company to inappropriate risk.  Significantly, stock option grants to executives in 2010 have a minimum two year vesting period from the grant date which further discourages inappropriate risk-taking.

Peer Group

As noted, the Compensation Committee utilized a small peer group of similarly sized companies as a reference for determining competitive total compensation packages for our executives.  For 2009 compensation, this peer group consisted of the following companies:

Crosstex
Global Partners
Rentech

KMG Chemical
Syntroleum
Penford Corp
Adams Resources & Energy Inc.
Synthesis Energy
American Pacific Corporation
Sulphco Inc.
Sterling Chemicals Inc.

Below is a table comparing each element of compensation with the peer companies.  The Company would like to be in the 50th percentile or lower of the peer company group for total compensation.  As depicted in the table, the majority of the peer companies pay significantly higher salaries and bonuses, as well as greater stock and option awards than does the Company.  The only element of compensation which is utilized by the Company, but not the peer companies, is Profit Sharing.  The Profit Sharing program is available to all South Hampton employees, is based on South Hampton’s quarterly performance, and allows South Hampton to compensate employees with additional pay only when profits are adequate.  If compensation from the Profit Sharing program is added to the Company CEO and CFO Salary and Bonus, the total is approximately 35-40% less than the total of average Salary and Bonus for peer company CEOs and CFOs.  The Compensation Committee retained a compensation consultant in 2010 and there is a distinct likelihood that the peer company group as determined by the Company will undergo significant revision in the future.

		Crosstex Energy	Global Partners	Rentech	KMG Chemicals	Syntroleum	Penford	Adams Resources	Synthesis Energy	American Pacific	Sulphco	Sterling Chemicals	Average	Arabian American	Difference

CEO	Salary	$435,000	$800,000	$417,500	$339,454	$260,000	$550,000	$399,807	$270,000	$495,045	$300,000	$411,667	$425,316	$234,837	$(190,479)
	Bonus	$435,000	$0	$452,520	$500	$0	$0	$77,000	$146,000	$0	$0	$0	$101,002	$60,000	$(41,002)
	Profit sharing	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$42,552	$42,552
	Stock awards	$1,117,712	$1,147,261	$411,175	$88,981	$0	$328,786	$0	$0	$56,250	$0	$0	$286,379	$0	$(286,379)
	Option awards	$0	$0	$161,924	$29,455	$0	$311,104	$0	$686,437	$110,988	$77,706	$0	$125,238	$0	$(125,238)
	Other	$45,327	$80,313	$30,630	$11,516	$11,000	$45,921	$27,700	$0	$27,916	$7,350	$21,563	$28,112	$14,090	$(14,022)

CFO	Salary	$315,000	$578,000	$296,500	$193,345	$175,000	$345,000	$193,154	$155,000	$210,738	$250,000	$199,436	$264,652	$142,208	$(122,444)
	Bonus	$315,000	$115,000	$249,480	$500	$0	$0	$30,000	$62,000	$0	$0	$0	$70,180	$30,000	$(40,180)
	Profit sharing	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$32,715	$32,715
	Stock awards	$983,587	$803,081	$91,590	$45,480	$0	$164,393	$0	$0	$24,964	$0	$0	$192,100	$0	$(192,100)
	Option awards	$0	$0	$0	$0	$0	$201,185	$0	$64,101	$30,260	$9,010	$0	$27,687	$0	$(27,687)
	Other	$37,120	$40,184	$62,628	$6,093	$11,000	$21,488	$13,589	$0	$17,103	$7,350	$42,100	$23,514	$8,533	$(14,981)

VP	Salary	$285,000	$376,000	$351,500	$210,684		$260,000	$245,336	$180,000	$251,849	$225,000	$220,100	$236,861	$227,500	$(9,361)
	Bonus	$385,000	$50,000	$158,175	$500		$0	$47,250	$72,000	$0	$0	$0	$64,811	$40,000	$(24,811)
	Profit sharing	$0	$0	$0	$0		$0	$0	$0	$0	$0	$0	$0	$32,652	$32,652
	Stock awards	$983,587	$630,998	$274,961	$49,295		$109,595	$0	$0	$24,964	$0	$0	$188,491	$0	$(188,491)
	Option awards	$0	$0	$84,201	$0		$161,314	$0	$0	$15,130	$0	$0	$23,695	$0	$(23,695)
	Other	$32,370	$48,963	$40,525	$7,423		$26,573	$11,364	$0	$10,958	$7,350	$14,872	$18,218	$13,650	$(4,568)

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Employment Arrangements

The Company has not entered into definitive employment agreements with any of its executive officers.  All executive officers serve at the discretion of the Board, with no fixed term of employment.

Cash and Other Compensation

South Hampton’s profit sharing program is available to all employees based upon South Hampton’s quarterly performance.  Since South Hampton is located about an hour north of a larger petrochemical sector, competition for qualified, intelligent, conscientious employees is high.  Base pay for employees is typically about 20% less than larger facilities; however, the profit sharing program allows South Hampton to compensate employees with additional pay when profits are sound.  It also enables South Hampton the ability to forego payments during times of economic slowdown.  There is no set formula for calculating profit sharing as it is based upon several factors including profit, cash flow, expectations and special cash needs of South Hampton and the Company.  The chief executive officer of the Company determines the overall amount to be awarded to the executive officers and all other employees of South Hampton based on South Hampton’s profitability, cash flow and foreseeable capital expenditure requirements.  The amount of the total award allocated to each executive officer, and to each employee, is then based on (i) current base salary and pay levels, (ii) instances of individual superior performance, and (iii) instances of individual sub-standard performance.  South Hampton has a wide range of salary and pay levels, and in general employees at the lower end of the pay scale will be granted higher awards as a percentage of their base pay.  The chief executive officer does not use pre-established formulas or goals in determining the total profit sharing award or the allocation of that total award among the individual executives and employees.  Generally, the profit sharing distribution is targeted as 10% to 12% of quarterly cash flow with the above mentioned limitation. In addition to the factors described above, the chief executive officer also considered the following in determining 2009 profit sharing allocations for South Hampton executives: (i) For Mr. Williamson and Mr. Maldonado as marketing executives, additional factors considered were new accounts brought to South Hampton, gross margins and pricing achieved with existing accounts, and new marketing strategies and opportunities; (ii) For Ms. Cook as Chief Accounting Officer, additional factors considered were increased work load resulting from accounting and SEC rule changes, extraordinary audits, administrative process developments, extraordinary training, personnel additions and investor relations efforts; and (iii) For Mr. Kaufman as Manager of Manufacturing, additional factors considered were plant reliability and performance, employee safety performance, and increased work load resulting from new capital projects. Specifically, Mr. Williamson and Mr. Maldonado received between 8.17% and 14.35% of their salary in profit sharing between 2008 and 2009, whereas Mr. Kaufman and Ms. Cook received between 10.7% and 23.0% of their salary in profit sharing for the same time period due to their lower base pay.  As a percentage of the total amount awarded in profit sharing, the executive officers mentioned received approximately 6.4% in 2008 and 7.6% in 2009.

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the year ended December 31, 2009 for the Company’s (i) chief executive officer, (ii) chief accounting officer, and (iii) each of the Company’s three most highly compensated executive s other than the chief executive officer and the chief accounting officer who were serving as executive officers of the Company as of December 31, 2009.

2009 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award(s) ($)	Option Award(s) ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(5)(6)	Total ($)
Hatem El Khalidi President and Chief Executive Officer until June 30, 2009, Director	2009	$36,000	$31,500	--	$186,288	--	--	$40,000	$293,788
	2008	$72,000	--	--	--	--	--	$8,000	$80,000
	2007	$72,000	--	--	--	--	--	$8,000	$80,000
Nicholas N. Carter President and Chief Executive Officer since July 1, 2009; previously Executive Vice President and Chief Operating Officer	2009	$234,837	$60,000	--	--	--	--	$56,642	$351,479
	2008	$209,918	--	$99,800	--	--	--	$41,260	$350,978
	2007	$172,059	$50,000	$66,000	--	--	--	$56,830	$344,889
Connie J. Cook Chief Accounting Officer	2009	$142,208	$30,000	--	--	--	--	$41,248	$213,456
	2008	$133,009	--	$49,900	--	--	--	$34,124	$217,033
	2007	$108,500	$25,000	$33,000	--	--	--	$51,595	$218,095
Mark D. Williamson Vice President of Marketing, Petrochemical Company	2009	$227,500	$40,000	--	--	--	--	$46,302	$313,802
	2008	$240,705	--	$49,900	--	--	--	$40,585	$331,190
	2007	$190,393	$25,000	--	--	--	--	$56,447	$271,840
Gerardo Maldonado, Account Representative, Petrochemical Company	2009	$192,543	--	--	--	--	--	$35,990	$228,533
	2008	$179,158	--	--	--	--	--	$25,389	$204,547
	2007	$142,443	--	--	--	--	--	$32,873	$175,316
Marvin Kaufman Manager of Manufacturing, Petrochemical Company	2009	$130,532	--	--	--	--	--	$29,742	$160,274
	2008	$122,603	--	--	--	--	--	$20,466	$143,069
	2007	$112,534	--	--	--	--	--	$28,278	$140,812

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

(2)
Restricted stock option awards include the aggregate grant date fair value of such awards granted in the fiscal year indicated computed in accordance with ASC 718.  For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 1—Significant Accounting Policies—Share-Based Compensation” and “Note 14—Share-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

(5)	Includes amounts as shown for executives that were contributed on the employee’s behalf into the Company’s 401(k) plan. Mr. El-Khalidi did not participate in the Company’s 401(k) plan.
(6)
Includes $42,552, $28,665, and $46,506 in profit sharing for each of the fiscal years ended for Nicholas N. Carter; $32,715, $26,143, and $45,085 in profit sharing for each of the fiscal years ended for Connie J. Cook; $32,652, $26,143, and $45,023 in profit sharing for each of the fiscal years ended for Mark D. Williamson; $24,437, $14,640, and $24,327 in profit sharing for each of the fiscal years ended for Gerardo Maldonado; and $21,910, $13,110 and $21,526 in profit sharing for each of the fiscal years ended for Marvin Kaufman.”

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

(1)
Represents conditional stock option grants made on July 2, 2009 as follows: (a) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option terminates and is immediately forfeited if not exercised on or before June 30, 2012; and (b) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option terminates and is immediately forfeited if not exercised on or before June 30, 2019.

Pension Benefits

Name	Plan name	Number of years credited service	Present value of accumulated benefit ($)	Payments during last year ($)
Hatem El Khalidi President and Chief Executive Officer until June 30, 2009, Director	Retirement Agreement (1)	42	$851,000	$0
	Retirement Agreement (2)	42	$31,500	$0
	Saudi Arabian Termination Benefits (3)	42	$42,876	$277,124
Total			$925,376	$277,124

(1)
In January 2008 the retirement agreement entered into in February 2007 with Mr. El Khalidi, then president of the Company, was modified.  The new agreement provides for $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life.  Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life.  A health insurance benefit is also provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A short-term liability of $36,000 is included in accrued liabilities and a long-term liability of approximately $815,000 based upon an annuity single premium value contract was outstanding as of December 31, 2009, and is included in post retirement benefits. Assumptions used for the amortization of post retirement benefits were a life expectancy of 6.8 years for Mr. El Khalidi and 15.8 years for Ms. El Khalidi with a discount rate of 1.62%.  Life expectancies were taken from the 2004 Life Table for the total U.S. population as published under the National Vital Statistics Reports.  In June 2009 the Company’s Board of Directors voted to amend the retirement benefit by allowing a yearly cost of living adjustment to be applied to the agreement based upon the Consumer Price Index which is published annually.  Expense recognized in relation to this adjustment was approximately $21,000 based upon the Consumer Price Index published on January 15, 2010, of 2.7%.  See NOTE 21 – POST RETIREMENT OBLIGATIONS on page F-36 in our annual report on Form 10-K.

(2)
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

(3)
Employer termination benefits required by the Saudi Labor and Workman Law provide for termination benefits equal to one-half month’s total compensation for each year of service for the first five years and one month’s total compensation for each subsequent year of service.  Since Mr. El Khalidi was employed by the Company in Saudi Arabia for 42 years, under Saudi law the total accrued termination benefits due were $320,000 of which approximately $43,000 remained outstanding to Mr. El Khalidi as of December 31, 2009.

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

____________________________
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

(4)
Stock option awards include the aggregate grant date fair value of such awards granted in the fiscal year indicated computed in accordance with ASC 718. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 1—Significant Accounting Policies—Share-Based Compensation” and “Note 14—Share-Based Compensation” in the notes to our consolidated financial statements contained herein.

The following table presents information concerning outstanding equity awards held by the directors as of December 31, 2009.

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration date	Number of Shares or units of stock that have not vested (#)	Market value of shares or unites of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ghazi Sultan	7,000	--	--	$1.39	01/01/19
Mohammed Al Omair	7,000	--	--	$1.39	01/01/19
Robert Kennedy	7,000	--	--	$1.39	01/01/19
Charles Goehringer, Jr.	7,000	--	--	$1.39	01/01/19

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

Potential Payments Upon Termination or Change in Control

There are no potential payments owed to our executives based upon termination of employment or change in control of the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an executive officer of our Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.  None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2009.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Hatem El Khalidi	60,000(2)	0.3%
Ghazi Sultan	10,000 (3)	0.0%
Nicholas N. Carter	220,775	0.9%
Charles W. Goehringer, Jr.	42,967(3)	0.2%
Robert E. Kennedy.	20,000(3)	0.1%
Mohammed O. Al Omair.	11,667(3)	0.0%
Allen P. McKee.	20,000	0.1%
Connie J. Cook.	32,850	0.1%
Mark Williamson.	20,000	0.1%
All directors and executive officers as a group (9 persons)	438,259(4)	1.8%
(1)	Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power. Includes shares of restricted stock.

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

The Company’s Amended and Restated Audit Committee Charter provides that the Audit Committee, comprised of independent directors, will review and if appropriate approve all related party transactions. As of the December 31, 2009, although the Audit Committee did not have a written policy, it applied the following standards when addressing related party transactions:
(i)	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;
(ii)	whether there are business reasons for the Company to enter into the related party transaction;
(iii)	whether the related party transaction would impair the independence of an outside director; and
(iv)
whether the related party transaction would present an improper conflict of interests for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director's, executive officer's or related party's interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

The Audit Committee will formalize in writing its procedure for addressing related party transactions in 2010.

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
- Memorandum of Understanding relating to formation of AMAK, dated May 21, 2006 (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(l)
- Memorandum of Understanding relating to formation of AMAK, dated June 10, 2006 (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(m)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(n)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10(o)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated January 31, 2003 (File No. 0-6247))
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
23.1	- Consent of Independent Registered Public Accounting Firm

24	- Power of Attorney (set forth on the signature page hereto)
31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: February 22, 2011           By:/s/ Nicholas Carter
                                                      Nicholas Carter
                                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 22, 2011.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrate Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Travis Wolff, LLP (also known as Travis, Wolff & Company, L.L.P.)
Dallas, Texas
March 15, 2010,
   (except as to Note 8 which is as of May 11, 2010)

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Arabian American Development Company, and our report dated March 15, 2010, except as to Note 8 which is as of May 11, 2010, expressed an unqualified opinion.

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

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of the project a non-

interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes at December 31, 2009, and 2008, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectibility of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance has been recorded at December 31, 2009 and 2008.

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

The effects of the restatement are as follows:

	December 31, 2008
	As Reported	As Restated
Consolidated Balance Sheet
Investment in AMAK	$33,002,407	$31,146,157
Total Assets	98,146,140	96,289,890
Retained Earnings	4,299,535	2,443,285
Total Arabian American Development Company Stockholders’ Equity	46,846,869	44,990,619
Total Equity	47,136,092	45,279,842
Total Liabilities and Equity	98,146,140	96,289,890

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Operations
Equity in loss from AMAK	$-	$(1,856,250)
Loss before income tax benefit	(14,359,185)	(16,215,435)
Net loss	(9,380,339)	(11,236,589)
Net loss attributable to Arabian American Development Company	(8,874,915)	(10,731,165)
Net loss per common share
Basic	$(0.38)	$(0.46)
Diluted	$(0.38)	$(0.46)

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Stockholders’ Equity
Comprehensive loss	$(9,994,987)	$(11,851,237)

	December 31, 2008
	As Reported	As Restated
Consolidated Statement of Cash Flows
Operating Activities
Net loss attributable to Arabian American Development Company	$(8,874,915)	$(10,731,165)
Equity in loss from AMAK	$--	$1,856,250

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

The Company obtained its initial license to explore and develop the Wadi Qatan area in 1971. In 1977 the Company was awarded an additional license for an area north of Wadi Qatan at Jebel Harr. Through December 2008 the Company had expended approximately $2.4 million for geophysical, geochemical and geologic work and diamond core drilling that revealed mineralization similar to that discovered at Al Masane. The Wadi Qatan and Jebel Harr licenses expired in the late seventies or early eighties.  However, the rights to the results of the exploration performed by the Company were transferred to AMAK which has applied for the renewal of these licenses and which would be entitled to sell the exploration information to any other entity which obtains a license for these areas should AMAK’s application not be granted. AMAK has received positive feedback from the Ministry as of March 8, 2010, concerning these licenses but expects that it will take several months for the documentation to work its way through the governmental process.

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

In December, 2008 the Company contributed to AMAK (i) its interests in its Saudi mining properties and (ii) $3,750,000 of costs the Company incurred in connection with the formation of AMAK and the obtaining of necessary licenses for AMAK.  AMAK treated such costs as a contribution from the Company and as organizational costs, which it charged to expense.  AMAK assumed from the Company the liability for the repayment of the $11 million loan from the Saudi Arabia Ministry of Finance and Natural Economy, and the Saudi Arabia Ministry of Finance and Natural Economy released the Company from liability for the loan. The company received a 50% interest in AMAK. The eight Saudi investors contributed $60 million in cash to AMAK for a 50% interest. Under the by-laws of AMAK, the Company was entitled to appoint four of eight members of AMAK’s board of directors and the Saudi investors were entitled to appoint the remaining four members of AMAK’s board of directors.  However, the by-laws provided that the chairman of AMAK’s board who is appointed by the Saudi investors, casts an extra vote in the event of a tie vote among the eight board members.

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

AMAK’s by-laws require that audited financial statements for each year ended December 31 be submitted to its stockholders by June 30 of the following year.  As a result, the Company had expected to obtain the audited 2008 financial statements of AMAK by June 30, 2009, and in addition the Company expected to be able to secure the cooperation of AMAK and its auditors in converting those financial statements from generally accepted accounting principles in Saudi Arabia (“Saudi GAAP”) to U.S. generally accepted accounting principles (“U.S. GAAP”). However, by August of 2009 no financial statements of AMAK for 2008 had been produced.

 In addition, during an April 2009 meeting of the Board of Directors of AMAK, a Saudi director, who is also an AMAK shareholder, questioned the validity of the agreements between the Company and several of the Saudi investors which had been relied upon by the Company as the operating document for AMAK since it was signed. The issues raised included: discrepancies between the terms of the original memorandum of understanding and the executed AMAK partnership agreement; an allegation that various signatures for one or more of the Saudi investors on the AMAK partnership agreement were not authorized; that the Saudi attorney that prepared the AMAK partnership agreement exceeded his authority; and whether the Company’s capital contribution for its 50% interest in AMAK was fully paid or whether the Company was subject to a call for a $30 million cash contribution to AMAK’s capital. The Company had relied upon the AMAK partnership agreement since December 2008.

To settle these disputes, in August 2009 AMAK’s shareholders (the Company and the Saudi investors) agreed to amend the articles of association and by-laws for AMAK that provided that (i) the Company would convey nine percent or 4,050,000 shares of AMAK stock to the other AMAK shareholders pro rata, such that the Company’s interest in AMAK was now 41%, (ii) the Company has fully and completely paid the subscription price for 18,450,000 shares of AMAK stock (or 41% of the issued and outstanding shares), (iii) neither AMAK nor the other AMAK shareholders may require the Company to make an additional capital contribution without the Company’s written consent, (iv) the Company’s right to retain  seats on the AMAK Board equal in number to that of the Saudi Arabian shareholders would be limited to the three year period beginning August 25, 2009; (v) AMAK has assumed the $11 million promissory note to the Saudi Arabian Ministry of Finance and National Economy, and AMAK will indemnify and defend the Company against any and all claims related to that note, and (vi) for a three year period commencing August 25, 2009, the Company has the option to repurchase from the Saudi Arabian shareholders 4,050,000 shares of AMAK stock at a price equal to the then fair market value of said shares less ten percent.

The amendments to AMAK’s articles of association and by-laws will not become officially adopted until they are approved by the Ministry of Commerce of Saudi Arabia. That approval process requires that (i) the amendments be approved by AMAK’s stockholders at a stockholders’ meeting attended by representatives of the Ministry of Commerce, (ii) AMAK’s publish a notice of the amendments which allows stockholders to file formal objections to the proposed amendments, and (iii) the Ministry of Commerce then review and approve the amendments, including the consideration of any objections raised by AMAK stockholders. AMAK has scheduled a stockholders’ meeting for June, 2010 at which the approval of the amendments will be voted upon.  Although these official requirements for the adoption of the amendments have not yet been completed, the Company believes that the amendments will be approved, and the Company and the Saudi investors have since August, 2009 been conducting the affairs of AMAK pursuant to the proposed amendments.

In May 2010 the Company received a draft of the 2009 financial statements of AMAK prepared under Saudi GAAP.  At that time, the Company introduced a resolution at a meeting of the AMAK board of directors that would have required AMAK to produce the annual and quarterly financial statements prepared in accordance with U.S. GAAP that the Company required in order to apply the equity method of accounting for its investment.  The resolution was defeated as the result of the casting of the tie breaking vote described above.

As the result of the events described above, the Company concluded since August 2009 that it no longer had significant influence over the operating and financial policies of AMAK, and the Company changed to the cost method of accounting for its investment in AMAK. The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed.

While the Company has been unable to obtain 2008 or 2009 U.S. GAAP financial information for AMAK, based on the Saudi GAAP information it has received it believes that its share of any net income or loss for AMAK for the period from January 1, 2009 to August, 2009 would not be material as AMAK’s activities during that period were the construction of facilities to begin the commercial development of the interests.  Additionally, because the Company was unable to obtain U.S. GAAP financial information for 2008 or 2009, the Company did not, while it was using the equity method of accounting, record any adjustments for the difference between its investment in AMAK and its share of the book value of AMAK’s net assets. For 2008, on the basis of the information the Company obtained, the Company was able to obtain, AMAK’s activities were limited to the receipt of the contributed assets, and its net loss was comprised solely of the expensing of the $3,712,500 of organizational costs incurred on its behalf by the Company. The Company’s equity in the 2008 loss of AMAK and its investment in AMAK at December 31, 2008 were as follows:

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

In August 1997 the Executive Director of the Texas Commission on Environmental Quality (TCEQ) filed a preliminary report and petition with TCEQ alleging that South Hampton violated various TCEQ rules, TCEQ permits issued to South Hampton, a TCEQ order issued to South Hampton, the Texas Water Code, the Texas Clean Air Act and the Texas Solid Waste Disposal Act.  The Company periodically negotiated with TCEQ to resolve the proposed penalty.  The Company had previously revised and/or corrected the administrative and mechanical items in question.  In March 2008 South Hampton and TCEQ reached a tentative agreement for a settlement of $274,433. Final approval by the TCEQ governing body of Commissioners was given on October 8, 2008.  Under the terms of the agreement, 50% of the penalty would be applied to a local community environmental improvement project which the Company and TCEQ staff identified as acceptable.  Payment was made prior to December 31, 2008; therefore, no liability remained at December 31, 2009 or 2008.

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

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2009 (in thousands, except per share data):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total

Revenues	$27,397	$28,585	$30,648		$30,957	$117,587
Gross profit (loss)	8,962	6,426	4,294		2,216	21,898
Net income (loss)	4,173	2,564	528		(638)	6,627
Basic EPS	$0.18	$0.11	$0.02		$(0.03)	$0.28
Diluted EPS	$0.18	$0.11	$0.02	$	(0.03)	$0.28

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
				(restated)	(restated)
Revenues	$31,234	$42,611	$47,742	$33,043	$154,630
Gross profit (loss)	4,878	6,846	(9,110)	(7,211)	(4,597)
Net income (loss)	1,416	3,172	(6,931)	(8,388)	(10,731)
Basic EPS	$0.06	$0.14	$(0.30)	$(0.36)	$(0.46)
Diluted EPS	$0.06	$0.13	$(0.30)	$ (0.36)	$(0.46)

The table below reconciles the amounts previously reported for the fourth quarter of 2008 to the restated amounts being reported:

Fourth Quarter ended December 31, 2008
	As Reported	As Restated	Difference*
Revenues	$33,043	$33,043	$ -
Gross profit (loss)	(7,211)	(7,211)	-
Net income (loss)	(6,532)	(8,388)	(1,856)
Basic EPS	$ (0.28)	$ (0.36)	$ (0.08)
Diluted EPS	$ (0.28)	$ (0.36)	$ (0.08)
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

On August 1, 2004, South Hampton entered into a $136,876 capital lease with STTC for the purchase of a diesel powered manlift.  The lease bore interest at 6.9% for a 5 year term with monthly payments in the amount of $3,250.  Title transferred to South Hampton at the end of the term which was July 2009.  In 2009, 2008, and 2007 gross payments of $22,750, $39,000 and $39,000, respectively were made.  At December 31, 2009 no liability remained.  At December 31, 2008 a liability of approximately $20,000 was outstanding.

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

As of December 31, 2009, South Hampton had no crude option contracts outstanding.

The following tables detail (in thousands) the impact the feed stock, crude and natural gas agreements had on the financial statements:

	December 31,
	2009	2008	2007

Realized gain (loss)	$(5,856)	$1,721	$3,367
Write off derivative premiums	-	(14,103)	-
Unrealized gain (loss)	6,976	(6,793)	973
Net gain (loss)	$1,120	$(19,175)	$4,340

	December 31,
	2009	2008

Fair value of derivative liability	$-	$6,976

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

NOTE 21- POST RETIREMENT OBLIGATIONS

In January 2008 the retirement agreement entered into in February 2007 with Hatem El Khalidi, then President of the Company, was modified.  The new agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life.  Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits.  A long term liability of approximately $815,000 based upon an annuity single premium value contract was outstanding at December 31, 2009 and is included in post retirement benefits. In June 2009 the Board voted to amend the retirement agreement by allowing a yearly cost of living adjustment to be applied to the agreement based upon the Consumer Price Index which is published annually.  Expense recognized in relation to this adjustment was approximately $21,000.

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