Form 10-K/A
period 2010-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2011-04-06
CIK 7039

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

EXPLANATORY NOTE

Arabian American Development Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Report of Independent Registered Public Accounting Firm – BKM Sowan Horan, LLP (the “Report”) and the Exhibit list (the “List”) as filed with the Securities and Exchange Commission on March 18, 2011 (the “Original Filing”).  The purpose of this Amendment No. 1 is to correct typographical errors in the date of the Report and the List concerning the references to Exhibits 10(q) and 10(r).  The Original Filing showed the Report date as being March 18, 2010, instead of the correct date of March 18, 2011, and the List showed incorrect headings for the above exhibits.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.  Except as described above, this Amendment does not revise, update or in any way affect any information or disclosure contained in the Original Filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 6, 2011

Arabian American Development Company
(Registrant)

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

…..

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
/s/ BKM Sowan Horan, LLP Addison, Texas March 18, 2011

Exhibit Number	Description
10(q)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(r)
- Agreement and Plan of Reorganization dated November 30, 2010, between Arabian American Development Company, South Hampton Transportation, Inc. and Silsbee Trading and Transportation Corp (incorporated by reference to Exhibit 2.01 to the Company’s Form 8-K filed on December 2, 2010 (file No. 001-33926))