Form 10-Q
period 2011-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2011-05-09
CIK 7039

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ____                                                      Accelerated filer ____

Non-accelerated filer  __X__                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes_____ No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 6, 2011: 23,690,415.

TABLE OF CONTENTS

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011 (unaudited)	DECEMBER 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5,866,721	$7,609,943
Financial contracts	377,647	177,446
Trade receivables, net	15,472,604	11,212,290
Inventories	5,931,678	5,917,283
Current portion of notes receivable, net of discount of $134 and $684, respectively	13,566	34,427
Prepaid expenses and other assets	626,457	669,367
Contractual based intangible assets	250,422	250,422
Deferred income taxes	244,031	487,513
Income taxes receivable	216,461	216,461
Total current assets	28,999,587	26,575,152

Plant, pipeline and equipment, net	33,974,504	33,864,268

Investment in AMAK	30,883,657	30,883,657
Mineral properties in the United States	588,311	588,311
Contractual based intangible assets	542,580	605,185
Other assets	10,938	10,938

TOTAL ASSETS	$94,999,577	$92,527,511
LIABILITIES
Current Liabilities
Accounts payable	$5,130,145	$2,778,161
Accrued interest	117,080	120,533
Current portion of derivative instruments	384,968	396,527
Accrued liabilities	2,041,768	1,777,642
Accrued liabilities in Saudi Arabia	196,593	196,593
Current portion of post retirement benefit	249,559	246,605
Current portion of long-term debt	1,837,572	1,864,770
Current portion of other liabilities	179,078	199,939
Total current liabilities	10,136,763	7,580,770

Long-term debt, net of current portion	20,432,640	20,836,098
Post retirement benefit, net of current portion	680,196	680,196
Derivative instruments, net of current portion	457,717	719,693
Other liabilities, net of current portion	347,287	390,232
Deferred income taxes	5,459,548	5,480,683
Total liabilities	37,514,151	35,687,672

EQUITY
Common stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,690,415 and 23,682,915 shares in 2011 and 2010, respectively	2,369,041	2,368,291
Additional paid-in capital	43,369,646	43,162,641
Accumulated other comprehensive loss	(556,173)	(736,706)
Retained earnings	12,013,689	11,756,390
Total Arabian American Development Company Stockholders’ Equity	57,196,203	56,550,616
Noncontrolling Interest	289,223	289,223
Total equity	57,485,426	56,839,839

TOTAL LIABILITIES AND EQUITY	$94,999,577	$92,527,511

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2011	2010

REVENUES
Petrochemical Product Sales	$32,782,710	$30,230,944
Transloading Sales	-	654,204
Processing Fees	972,858	1,109,627
	33,755,568	31,994,775

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product Sales and Processing
(including depreciation of $672,429 and $569,180, respectively)	30,463,720	28,268,692

GROSS PROFIT	3,291,848	3,726,083

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,507,759	2,627,367
Depreciation	111,804	110,363
	2,619,563	2,737,730

OPERATING INCOME	672,285	988,353

OTHER INCOME (EXPENSE)
Interest Income	550	7,420
Interest Expense	(271,638)	(323,996)
Miscellaneous	25,491	(12,031)
	(245,597)	(328,607)

INCOME BEFORE INCOME TAXES	426,688	659,746

INCOME TAXES	169,389	255,760

NET INCOME	257,299	403,986

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$257,299	$403,986

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.01	$0.02

Basic Weighted Average Number of Common Shares Outstanding	23,988,082	23,745,721

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.01	$0.02

Diluted Weighted Average Number of Common Shares Outstanding	24,715,974	23,745,721

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY

DECEMBER 31, 2010	23,682,915	$2,368,291	$43,162,641	$(736,706)	$11,756,390	$56,550,616	$289,223	$56,839,839

Stock options
Issued to Directors			43,082			43,082		43,082
Issued to Employees			148,098			148,098		148,098
Stock
Issued to Employees	7,500	750	15,825			16,575		16,575
Unrealized Gain on Interest Rate Swap (net of income tax expense of $93,002)				180,533		180,533		180,533
Net Income					257,299	257,299		257,299
Comprehensive Income	-	-	-	-	-	437,832	-	-

MARCH 31, 2011	23,690,415	$2,369,041	$43,369,646	$(556,173)	$12,013,689	$57,196,203	$289,223	$57,485,426

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
OPERATING ACTIVITIES
Net Income	$257,299	$403,986
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	784,233	679,543
Amortization of Contractual Based Intangible Asset	62,605	--
Accretion of Notes Receivable Discounts	(550)	(7,383)
Unrealized Gain on Derivative Instruments	(200,201)	(630,995)
Stock-based Compensation	191,180	246,205
Deferred Income Taxes	129,345	(143,886)
Postretirement Obligation	2,954	(74,947)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(4,260,314)	(1,075,004)
Decrease in Notes Receivable	21,411	122,553
Decrease in Income Tax Receivable	--	369,335
(Increase) Decrease in Inventories	(14,395)	95,611
(Increase) Decrease in Prepaid Expenses	42,910	(42,184)
Increase in Accounts Payable and Accrued Liabilities	2,616,110	193,396
Increase (Decrease) in Accrued Interest	(3,453)	448
Increase in Accrued Liabilities in Saudi Arabia	--	156,962

Cash Provided by (Used in) Operating Activities	(370,866)	293,640

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(958,275)	(639,770)

FINANCING ACTIVITIES
Issuance of Common Stock	16,575	--
Additions to Long-Term Debt	--	1,000,000
Repayment of Long-Term Debt	(430,656)	(350,000)

Cash Provided by (Used in) Financing Activities	(414,081)	650,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,743,222)	303,870

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,609,943	2,451,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,866,721	$2,755,484

Supplemental disclosure of cash flow information:
Cash payments for interest	$271,368	$323,548
Cash payments for taxes, net of refunds	$256,628	$(278,622)
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$63,806	$159,765
Unrealized gain on interest rate swap, net of tax expense	$180,533	$156,413

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses, and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information in this Form 10-Q should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Texas Oil & Chemical Co. II, Inc. (the “Petrochemical Company” or “TOCCO”), which owns all of the capital stock of Silsbee Trading and Transportation Company (“STTC”) and South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company also owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain and approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche.  Pioche does not conduct any substantial business activity.

 We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company also owns a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing a mine in Saudi Arabia.  The Company does not have significant influence over the operating and financial policies of AMAK, and therefore, accounts for the investment under the cost method of accounting.  Under the cost method, earnings will be recognized only to the extent of distributions received.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements had no impact on the Company’s consolidated financial statements.

In December 2010 the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The update had no impact on the Company’s consolidated financial statements.

In December 2010 the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The update had no impact on the Company’s consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net at March 31, 2011, and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010
Trade receivables	$15,627,604	$11,367,290
Less allowance for doubtful accounts	(155,000)	(155,000)
Trade receivables, net	$15,472,604	$11,212,290

4. INVENTORIES

Inventories include the following:

	March 31, 2011	December 31, 2010
Raw material	$2,417,156	$4,023,324
Petrochemical products	3,514,522	1,893,959
Total inventory	$5,931,678	$5,917,283

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2011, and December 31, 2010, current cost exceeded LIFO value by approximately $3,165,000 and $2,274,000, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.38 million and $4.08 million at March 31, 2011, and December 31, 2010, respectively (see Note 7).

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at March 31, 2011, and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Platinum catalyst	$1,497,285	$1,497,285
Land	727,363	727,363
Plant, pipeline and equipment	53,375,861	52,469,062
Construction in progress	10,000	10,000
Total plant, pipeline and equipment	55,610,509	54,703,710
Less accumulated depreciation and amortization	(21,636,005)	(20,839,442)
Net plant, pipeline and equipment	$33,974,504	$33,864,268

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Amortization relating to the platinum catalyst which is included in cost of sales was $3,281 and $3,281 for the three months ended March 31, 2011, and 2010, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2011, and 2010, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$257	23,988	$0.01	$404	23,746	$0.02

Dilutive stock options outstanding		728			--

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$257	24,716	$0.01	$404	23,746	$0.02

At March 31, 2011, and 2010, 184,667 and 71,667 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three months ended March 31, 2010, has an anti-dilutive effect because the average market price of the Company’s common stock for the three months ended March 31, 2010, was less than the weighted average exercise price of the outstanding options.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $9,200,000 outstanding. At December 31, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $9,550,000 outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2011, and December 31, 2010, the rate was 2.75%.  However, as discussed in Note 8, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2012, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2011, and December 31, 2010, there was a long-term amount outstanding of $10,489,488 and $10,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2011, and December 31, 2010, the rate was 2.75%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At March 31, 2011, approximately $5.4 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010 as part of the acquisition of STTC, various notes payable by STTC to JPMorgan Chase bank were assumed.  Principal and interest are due monthly on each note for a total of approximately $23,000.  The total notes assumed equaled $584,186.  Interest rates vary on these notes between 6.6% and 10%.   At March 31, 2011, there was a short-term amount of $243,179 and a long-term amount of $263,750 outstanding.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At March 31, 2011, there was a short-term amount of $100,000 and a long-term amount of $200,000 outstanding.

On December 7, 2010, STTC entered into a note agreement with JPMorgan Chase Bank for the purchase of transportation equipment.  The amount of the note was $396,752 with principal and interest at 4.0% per annum payable monthly over 48 months at approximately $9,000 per month.  At March 31, 2011, there was a short-term amount of $94,393 and a long-term amount of $279,402 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2011, 3.75 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, taxes receivable, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to its short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of our derivative instruments are described below.

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

Interest Rate Swap

In March 2008 we entered into an interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We have designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2011, and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$377,647	$377,647	$-	$-

Liabilities:
Interest Rate Swap	$842,685	$-	$842,685	$-

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$177,446	$177,446	$-	$-

Liabilities:
Interest Rate Swap	$1,116,220	$-	$1,116,220	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 9.

9. DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as the Company are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2011, and 2010, represented approximately 80.5% and 83.4% of our operating expenses, respectively.

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

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of March 31, 2011, South Hampton had committed to derivative contracts with settlement dates through June 2011.

The following tables detail (in thousands) the impact the agreements had on the consolidated financial statements:

	Three Months Ended
	March 31,
	2011	2010

Unrealized gain	$200	$631
Realized gain/(loss)	44	(54)
Net gain	$244	$577

	March 31, 2011	December 31, 2010

Fair value of derivative asset	$378	$177

The realized and unrealized gains/ (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended March 31, 2011, and 2010.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $7,500,000 at March 31, 2011.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2011	2010
Other Comprehensive Loss
Cumulative loss	$(843)	$(1,038)
Deferred tax benefit	287	353
Net cumulative loss	$(556)	$(685)

Interest expense reclassified from other comprehensive loss	$107	$121

	March 31, 2011	December 31, 2010

Fair value of derivative liability	$843	$1,116

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2011, predicted to be reclassified into earnings within the next 12 months is approximately $385,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

Common Stock

In January 2010 the Company issued 14,000 shares of common stock to non-employee directors for services rendered during 2009.  Compensation expense recognized in connection with this issuance was approximately $31,000.

Stock Options

On January 12, 2011, the Company awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized in connection with this award was approximately $119,000 for the three months ended March 31, 2011.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	413%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	3.34%

Compensation expense of approximately $0 and $72,000 was recognized during the three months ended March 31, 2011, and 2010, respectively, related to fully vested options awarded to its non-employee directors in January 2010.

Compensation expense of approximately $26,000 and $18,000 was recognized during the three months ended March 31, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to its officers and key employees in January 2010.

Compensation expense of approximately $3,000 and $0 was recognized during the three months ended March 31, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to a key employee in June 2010.

Directors’ fees expense of approximately $19,000 and $24,000 was recognized during the three months ended March 31,2011, and 2010, respectively, related to options to purchase 500,000 shares awarded to non-employee directors in February 2010 for their service during 2010 subject to attendance and service requirements.

Compensation expense of approximately $24,000 and $93,000 was recognized during the three months ended March 31, 2011, and 2010, respectively related to options awarded to Mr. El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is currently reviewing its legal right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2011	1,076,667	$2.91
Granted	391,000	4.86
Exercised	(7,500)	2.21
Expired	(7,000)	--
Cancelled	--	1.39
Forfeited	(100,000)	2.82
Outstanding at March 31, 2011	1,353,167	$3.49	8.7
Exercisable at March 31, 2011	184,667	$2.33	8.0

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2009 remain open for examination in various tax jurisdictions in which we operate.  The Internal Revenue Service previously audited the 2007and 2009 returns with no change.  We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of March 31, 2011, no unrecognized tax benefits or interest related to uncertain tax positions have been accrued.

The income tax receivable of $216,461 at March 31, 2011, and December 31, 2010 was received subsequent to quarter end.

12. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $899,000 based upon an annuity single premium value contract plus accrued interest and consumer price index adjustments was outstanding at March 31, 2011, and was included in post retirement benefits.  As of March 31, 2011, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at March 31, 2011 and was included in post retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2011, and December 31, 2010, the Company has a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2011. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

14. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $0 and $241,000 for the 3 months ended March 31, 2011 and 2010, respectively, with Silsbee Trading and Transportation Company (“STTC”), which was previously owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC paid all licenses, taxes, maintenance, and tires, and we were responsible for the drivers, insurance, and fuel.  On November 30, 2010, the Company acquired STTC and the lease agreement was cancelled.

Legal fees of approximately $57,000 and $62,000 were incurred during the three months ended March 31, 2011 and 2010, respectively, with the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.

Ghazi Sultan, a Company director, was paid $18,000 and $0 during the three months ended March 31, 2011, and 2010, respectively for serving as the Company’s Saudi branch representative.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at March 31, 2011 and 2010 is $66,570 related to this guaranty.

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

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated.  On March 21, 2011, Mr. El-Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation. The Company believes that the claims are unsubstantiated and intends to vigorously defend the cases.  The liabilities owed to Mr. El Khalidi will remain recorded and the options will continue to accrue until the lawsuits are resolved.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  The Company has placed its insurers on notice of the claim and plans to vigorously defend the case.  No amounts have been accrued for this claim.

On October 18, 2010, South Hampton received notice of a lawsuit filed in the 136th Judicial District Court of Jefferson County, Texas. This suit alleges that the plaintiff became ill from benzene exposure during his employment from 1970 to 2008 with Goodyear Tire and Rubber Company, a customer of South Hampton.  South Hampton settled this suit in April 2011 for an insignificant amount.

On April 14, 2011, and April 27, 2011, South Hampton received notice of 3 lawsuits filed in Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, a customer of South Hampton.  There are numerous defendants named in the suits.  The Company has placed its insurers on notice of the claims and plans to vigorously defend the cases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011.

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

Overview

The following discussion and analysis of the Company’s financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  The Company’s accounting and financial reporting fairly reflect its business model involving the manufacturing and marketing of petrochemical products.  The Company’s business model involves the manufacture and sale of physical products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

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

Review of First Quarter 2011 Results

We reported first quarter 2011 earnings of $257,299 down 36.3% or $146,687 from the first quarter of 2010.  Earnings per share were $0.01 for the first quarter of 2011 down 50.0% as compared to the first quarter of 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $1.7 million during the three months ended March 31, 2011, as compared to an increase of $0.3 million for the three months ended March 31, 2010.

The change in cash and cash equivalents is summarized as follows:

	2011	2010
Net cash provided by (used in)	(in thousands)
Operating activities	$(371)	$294
Investing activities	(958)	(640)
Financing activities	(414)	650
Increase (decrease) in cash and equivalents	$(1,743)	$304
Cash and cash equivalents	$5,867	$2,755

Operating Activities

Cash used by operating activities totaled $370,866 for the first three months of 2011, $664,506 lower than 2010 (a 226.3% decrease).   In the first quarter of 2011 feedstock prices continued to rise.  This continued volatility in the market makes it difficult for the Company to plan and forecast where its product prices should be.  However, the use of derivative contracts helps provide some predictability for feedstock prices.  As of the end of the first quarter of 2011, approximately 20 percent of our anticipated feedstock needs for the coming three months was covered by derivative contracts.  In addition, the Company has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy should provide increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to pass through increased costs and retain higher margins.  In October 2010 the Company completed the construction of a small Isomerization unit which provides greater flexibility in the product slate and the ability to convert a product which is less in demand, into one which is a stronger performer.

During the first three months of 2011, the Company reduced total debt by $431,000.  At March 31, 2011, total debt was $22,270,212 compared to $22,700,868 at year-end 2010.

Primary factors leading to the 226.3% net decrease in cash provided by operating activities in 2011 are as follows:

•
Trade receivables increased approximately $4,260,000 (due to additional foreign sales with longer payment terms, an increase in the average selling price per gallon, and increased demand at quarter end) as compared to an increase of $1,075,000 (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) in 2010;

•	Income tax receivable remained steady as compared to a decrease of $369,000 (due to the calculation of the carry-back claim being limited because of alternative minimum tax consequences) in 2010;

•
Inventory increased approximately $14,000 (due to an increase in price offset by a decrease in volume) as compared to a decrease of about $96,000 (due to a decrease in volume offset by an increase in price) in 2010;

•
Accounts payable and accrued liabilities increased approximately $2,616,000 (due to increases in accruals for shipping, fuel gas, income taxes, and raw material purchases) while in 2010 the same accounts increased by about $193,000 (due to increases in property and state tax accruals);

•	Notes receivable decreased about $21,000 as compared to a decrease of $123,000 in 2010;

•	Prepaid expenses and other assets decreased approximately $43,000 as compared to a increase of $42,000 (due to increases in prepaid catalyst, marketing, and insurance) in 2010; and

•	Accrued liabilities in Saudi Arabia did not change while in 2010 there was an increase of about $157,000 (due to the deferral of payments owed to the previous President of the Company).

The Company’s net income for the first three months of 2010 decreased by approximately $147,000 or 36.3% in 2011 as compared to the corresponding period of 2010. Major non-cash items affecting income included an increase in depreciation of approximately $105,000, an increase in amortization of about $63,000, a decrease in accretion of note receivable discounts of about $6,000, a decrease in the unrealized gain on derivative instruments of approximately $431,000, a decrease in stock-based compensation of about $55,000, an increase in deferred income taxes of roughly $273,000, and an increase in post retirement obligations of approximately $78,000.

Investing Activities

Cash used by investing activities during the first three months of 2011 was approximately $958,000, representing an increase of approximately $319,000 over the corresponding period of 2010.  The primary reason for the increase was the purchase of additional storage tanks during the first quarter of 2011.

Financing Activities

Cash used by financing activities during fiscal 2011 was approximately $414,000 representing an increase of approximately $1,064,000 over the corresponding period of 2010.  The Company made net principal payments on long-term debt during 2011 of $431,000 on the Company’s term loan. In 2010 the Company made principal payments of $350,000 on its term loan and borrowed $1,000,000 on its line of credit.

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of the $14 million term loan secured by plant, pipeline and equipment.  The effective date of the interest rate swap agreement is August 15, 2008 and terminates on December 15, 2017.  As part of the interest rate swap agreement South Hampton will pay an interest rate of 5.83% and receive interest based upon LIBOR or a base rate plus a markup from Bank of America. South Hampton has designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging. Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  At March 31, 2011, Accumulated Other Comprehensive Loss net of $287,000 tax was $556,000 related to this transaction.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$32,783	$30,231	$2,552	8.4%
Transloading Sales	--	654	(654)	(100.0%)
Processing	973	1,110	(137)	(12.3%)
Gross Revenue	$33,756	$31,995	$1,761	5.5%

Volume of sales (gallons)
Petrochemical products	9,717	10,750	(1,033)	(9.6%)
Transloading	--	365	(365)	(100.0%)

Cost of Materials	$23,067	$21,419	$1,648	7.7%
Total Operating Expense**	7,397	6,850	547	8.0%
Natural Gas Expense**	1,224	1,570	(346)	(22.0%)
General & Administrative Expense	2,508	2,627	(119)	(4.5%)
Depreciation*	784	680	104	15.3%

Capital Expenditures	$958	$640	$318	49.8%
*Includes $672 and $569 for 2011 and 2010, respectively, which is included in operating expense
**Included in cost of materials

Gross Revenue

Gross Revenue increased during the first quarter of 2011 from 2010 by approximately 5.5% due to increases in selling prices of approximately 21.4% offset by a reduction in sales volume of 12.6%.

Petrochemical Product Sales

Petrochemical product sales increased by approximately 8.4% from the first quarter of 2010 to the first quarter of 2011 due to an increase in the average selling price of approximately 20.0% offset by a decrease in volume of approximately 9.6%.

Transloading Sales

Transloading sales decreased 100% from the first quarter of 2010 to 2011 due to spot opportunities being met during the first quarter of 2010.

Processing

Processing revenues decreased 12.3% from the first quarter of 2010 to 2011 primarily due to one of the tolling customers running approximately 21.1% slower during the first quarter of 2011.

Cost of Materials

Cost of Materials increased approximately 7.7% from the first quarter of 2010 to 2011 primarily due to higher feedstock prices offset by a decrease in gallons processed and an increase in the LIFO adjustment of $486,000.  Average feedstock price per gallon increased approximately 21.7% from 2010 to 2011 while volume processed decreased approximately 10.1%.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.

Total Operating and Natural Gas Expense

Total Operating Expense for the Petrochemical Company increased approximately 8.0% from the first quarter of 2010 to 2011.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased decreased 22.0% from 2010 to 2011 due to lower per-unit costs.  The average price per MMBTU for the first quarter of 2010 was $5.77; whereas, for 2011 the average per-unit cost was $4.35 (a 24.6% decrease).  Volume purchased increased from approximately 272,000 MMBTU to about 282,000 MMBTU.  Labor costs were higher by approximately 15.3% due to an increase in the profit sharing and safety award accrual of approximately $209,000. The number of employees was 141 and 145 at March 31, 2010, and 2011, respectively.

General and Administrative Expense

General and Administrative costs decreased from the first quarter of 2010 to 2011 by 4.5%.  Payroll costs increased approximately $69,000 due to the addition of personnel and higher salaries.  Consulting fees decreased due to the closure of the SEC comment process. Property taxes increased approximately $46,000 due to the decrease in the amount of an abatement previously obtained.  Other decreases in general and administrative expenses from 2010 to 2011 were directors’ fees of $76,000, post retirement benefits of $69,000, accounting fees of $89,000, legal fees of $38,000, and expenses in Saudi Arabia of $53,000.

Depreciation

Depreciation increased 15.3% from the first quarter of 2010 to 2011 due to an increase in the depreciable basis between the quarters.

Capital Expenditures

Capital Expenditures increased 49.8% during the first quarter of 2011 from 2010 primarily due to the purchase of additional storage tanks in 2011.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$22,270,212	$1,837,572	$13,935,786	$2,896,854	$3,600,000

Guarantee of SIDF Loan to AMAK

As discussed in Note 15 above, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was not easy as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 9 on pages 9 through 10 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 9 through 10 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 15 above.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
10(a)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-33926))

10(b)*
- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(c)*
- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(d)
- Master Lease Agreement dated February 3, 2009, between Silsbee Trading and Transportation Corp. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (file No. 001-33926))

10(e)
- Memorandum of Understanding relating to formation of AMAK, dated May 21, 2006 (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(f)
- Memorandum of Understanding relating to formation of AMAK, dated June 10, 2006 (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(g)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(h)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

Exhibit Number	Description
10(i)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(j)
- Letter of Intent dated November 30, 2010, between South Hampton Transportation, Inc. and Silsbee Trading and Transportation Corp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010 (file No. 001-33926))

10(k)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(l)
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

DATE:  May 6, 2011   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                              (Registrant)

                                              By: /s/Connie Cook
                                              Connie Cook
                                              Chief Financial Officer