Form 10-Q
period 2011-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2011-08-15
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ____                                                      Accelerated filer _  __

Non-accelerated filer  _X__                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 10, 2011: 23,690,415.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011 (unaudited)	DECEMBER 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$6,747,639	$7,609,943
Financial contracts	96,256	177,446
Trade receivables, net	16,932,554	11,212,290
Advance to AMAK	800,000	-
Inventories	6,162,290	5,917,283
Current portion of notes receivable, net of discount of $0 and $684, respectively	-	34,427
Prepaid expenses and other assets	567,765	669,367
Current portion of contractual based intangible assets, net	250,422	250,422
Deferred income taxes	508,778	487,513
Income taxes receivable	-	216,461
Total current assets	32,065,704	26,575,152

Plant, pipeline and equipment, net	34,087,451	33,864,268

Investment in AMAK	30,883,657	30,883,657
Mineral properties in the United States	588,311	588,311
Contractual based intangible asset, net	479,974	605,185
Other assets	10,938	10,938

TOTAL ASSETS	$98,116,035	$92,527,511
LIABILITIES
Current Liabilities
Accounts payable	$5,579,093	$2,778,161
Accrued interest	112,433	120,533
Current portion of derivative instruments	375,847	396,527
Accrued liabilities	1,909,914	1,777,642
Accrued liabilities in Saudi Arabia	162,093	196,593
Current portion of post retirement benefit	252,453	246,605
Current portion of long-term debt	1,682,688	1,864,770
Current portion of other liabilities	172,112	199,939
Total current liabilities	10,246,633	7,580,770

Long-term debt, net of current portion	22,953,812	20,836,098
Post retirement benefit, net of current portion	648,696	680,196
Derivative instruments, net of current portion	681,408	719,693
Other liabilities, net of current portion	304,343	390,232
Deferred income taxes	5,543,778	5,480,683
Total liabilities	40,378,670	35,687,672

EQUITY
Common stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,690,415 and 23,682,915 shares in 2011 and 2010, respectively	2,369,041	2,368,291
Additional paid-in capital	43,604,073	43,162,641
Accumulated other comprehensive loss	(697,788)	(736,706)
Retained earnings	12,172,816	11,756,390
Total Arabian American Development Company Stockholders’ Equity	57,448,142	56,550,616
Noncontrolling Interest	289,223	289,223
Total equity	57,737,365	56,839,839

TOTAL LIABILITIES AND EQUITY	$98,116,035	$92,527,511

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010

REVENUES
Petrochemical Product Sales	$41,576,128	$35,380,401	$74,358,838	$65,611,345
Transloading Sales	--	--	--	654,204
Processing Fees	1,161,940	1,161,943	2,134,798	2,271,570
	42,738,068	36,542,344	76,493,636	68,537,119

OPERATING COSTS AND EXPENSES
Cost of Petrochemical Product
Sales and Processing (including depreciation of $699,399, $568,090, $1,371,828, and $1,137,272, respectively)	39,490,068	32,824,942	69,953,788	61,093,634

GROSS PROFIT	3,248,000	3,717,402	6,539,848	7,443,485

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,587,652	3,070,483	5,095,411	5,697,850
Depreciation	119,884	109,490	231,688	219,853
	2,707,536	3,179,973	5,327,099	5,917,703

OPERATING INCOME	540,464	537,429	1,212,749	1,525,782

OTHER INCOME (EXPENSE)
Interest Income	3,026	5,103	3,576	12,523
Interest Expense	(263,717)	(258,330)	(535,355)	(582,326)
Equity in loss – AMAK	--	(262,500)	--	(262,500)
Miscellaneous Income (Expense)	(1,978)	(7,659)	23,513	(19,690)
	(262,669)	(523,386)	(508,266)	(851,993)

INCOME BEFORE INCOME TAXES	277,795	14,043	704,483	673,789

INCOME TAXES	118,668	12,366	288,057	268,126

NET INCOME	159,127	1,677	416,426	405,663

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$159,127	$1,677	$416,426	$405,663

Basic Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.01	$0.00	$0.02	$0.02

Basic Weighted Average Number of Common Shares Outstanding	23,990,415	23,750,745	23,989,249	23,748,233

Diluted Earnings per Common Share
Net Income attributable to Arabian American Development Company	$0.01	$0.00	$0.02	$0.02

Diluted Weighted Average Number of Common Shares Outstanding	24,579,214	23,750,745	24,647,594	23,748,233

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2010	23,682,915	$2,368,291	$43,162,641	$(736,706)	$11,756,390	$56,550,616	$289,223	$56,839,839

Stock options
Issued to Directors			129,412			129,412		129,412
Issued to Employees			296,195			296,195		296,195
Stock
Issued to Employees	7,500	750	15,825			16,575		16,575
Unrealized Gain on Interest Rate Swap (net of income tax expense of $20,048)				38,918		38,918		38,918
Net Income					416,426	416,426		416,426
Comprehensive Income	-	-	-	-	-	455,344	-	-

JUNE 30, 2011	23,690,415	$2,369,041	$43,604,073	$(697,788)	$12,172,816	$57,448,142	$289,223	$57,737,365

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
OPERATING ACTIVITIES
Net Income	$416,426	$405,663
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,603,516	1,357,125
Amortization of Contractual Based Intangible Asset	125,211	--
Accretion of Notes Receivable Discounts	(684)	(12,448)
Unrealized Loss on Derivative Instruments	81,191	524,260
Stock-based Compensation	425,607	427,111
Deferred Income Taxes	21,782	105,118
Postretirement Obligation	5,848	(74,947)
Equity loss in AMAK	--	262,500
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(5,720,264)	(4,641,508)
Decrease in Notes Receivable	35,111	245,106
Decrease in Income Tax Receivable	216,461	848,938
Increase in Inventories	(245,007)	(938,983)
Decrease in Prepaid Expenses	101,599	141,604
Increase in Accounts Payable and Accrued Liabilities	2,921,206	2,580,174
Decrease in Accrued Interest	(8,100)	(34,862)
Increase (Decrease) in Accrued Liabilities in Saudi Arabia	(54,000)	156,962

Net Cash Provided by (Used in) Operating Activities	(74,097)	1,351,813

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,940,414)	(1,331,113)
Advance to AMAK	(800,000)	--

Cash Used in Investing Activities	(2,740,414)	(1,331,113)

FINANCING ACTIVITIES
Addition to Restricted Cash	--	(3,000,000)
Advance Payment from Shareholder	--	3,000,000
Issuance of Common Stock	16,575	--
Additions to Long-Term Debt	3,000,000	1,000,000
Repayment of Long-Term Debt	(1,064,368)	(700,000)

Net Cash Provided by Financing Activities	1,952,207	300,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(862,304)	320,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,609,943	2,451,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,747,639	$2,772,314

Supplemental disclosure of cash flow information:
Cash payments for interest	$536,069	$592,582
Cash payments for taxes, net of refunds	$214,927	$262,909
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$113,716	$321,848
Unrealized gain on interest rate swap, net of tax expense	$38,918	$53,999

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Texas Oil & Chemical Company II, Inc. (the “Petrochemical Company” or “TOCCO”), which owns all of the capital stock of South Hampton Resources, Inc., (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”). The Company owns 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain and approximately 55% of the capital stock of a Nevada mining company, Pioche-Ely Valley Mines, Inc. (“Pioche”).  The consolidated financial statements include the financial position, results of operations, and cash flows of Pioche.  Pioche does not conduct any substantial business activity.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company also owns a 41% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  The Company accounts for its investment under the cost method of accounting.  Under the cost method, earnings will be recognized only to the extent of distributions received.  In July 2011 a new partner, Arab Mining Company (“ARMICO”), acquired a 10% interest in AMAK by investing $37.3 million which will provide AMAK the necessary funding to begin production in early 2012. This investment reduced the Company’s ownership interest in AMAK to 37%.

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

In May 2011 the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment provides additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. For fair value measurements categorized in Level 3 of the fair value hierarchy, required disclosures include: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value changes in unobservable inputs and interrelationships between those inputs. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

In June 2011 the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The accounting standards update will be effective for fiscal years beginning after December 15, 2011.  The Company is currently evaluating the impact this standard will have on the Company's consolidated financial position or results of operations.

3. TRADE RECEIVABLES

Trade receivables, net at June 30, 2011, and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010
Trade receivables	$17,087,554	$11,367,290
Less allowance for doubtful accounts	(155,000)	(155,000)
Trade receivables, net	$16,932,554	$11,212,290

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $12.9 million and $9.4 million at June 30, 2011, and December 31, 2010, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	June 30, 2011	December 31, 2010
Raw material	$2,105,510	$4,023,324
Petrochemical products	4,056,780	1,893,959
Total inventory	$6,162,290	$5,917,283

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2011, and December 31, 2010, current cost exceeded LIFO value by approximately $3,372,000 and $2,274,000.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $3.66 million and $4.08 million at June 30, 2011, and December 31, 2010, respectively (see Note 7).

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at June 30, 2011, and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Platinum catalyst	$1,497,285	$1,497,285
Land	1,121,137	727,363
Plant, pipeline and equipment	53,946,293	52,469,062
Construction in progress	10,000	10,000
Total plant, pipeline and equipment	56,574,715	54,703,710
Less accumulated depreciation and amortization	(22,487,264)	(20,839,442)
Net plant, pipeline and equipment	$34,087,451	$33,864,268

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Amortization relating to the platinum catalyst which is included in cost of sales was $3,280 and $3,280 for the three months ended June 30, 2011, and 2010, respectively and $6,561 and $6,561 for the six months ended June 30, 2011, and 2010, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and six months ended June 30, 2011, and 2010, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$159	23,990	$0.01	$2	23,751	$0.00

Dilutive stock options outstanding		589			--

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$159	24,579	$0.01	$2	23,751	$0.00

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income attributable to Arabian American Development Co.	$416	23,989	$0.02	$406	23,748	$0.02

Dilutive stock options outstanding		658			--

Diluted Net Income per Share:
Net Income attributable to Arabian American Development Co.	$416	24,647	$0.02	$406	23,748	$0.02

At June 30, 2011, and 2010, 1,392,500 and 1,076,667 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three and six months ended June 30, 2010 has an anti-dilutive effect because the average market price of the Company’s common stock for the three and six months ended June 30, 2010, was less than the weighted average exercise price of the outstanding options.

The earnings per share calculations for the periods ended June 30, 2011, and 2010, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $8,850,000 outstanding. At December 31, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $9,550,000 outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2011, and December 31, 2010, the rate was 2.75%.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2013, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At June 30, 2011, and December 31, 2010, there was a long-term amount outstanding of $13,489,488 and $10,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2011, and December 31, 2010, the rate was 2.75%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At June 30, 2011, approximately $3.1 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the acquisition of Silsbee Trading and Transportation Company (“STTC”), various notes payable by STTC to JPMorgan Chase bank were assumed.  The total notes assumed equaled $584,186.  Interest rates varied on these notes between 6.5% and 10%.  In April 2011 five of the six notes were paid off.  The interest rate on the outstanding note is 6.5%.  Principal and interest are due monthly on the outstanding note for a total of approximately $8,400.  At June 30, 2011, and December 31, 2010, there was a short-term amount of $87,349 and $271,526, respectively and a long-term amount of $159,061 and $293,102 outstanding, respectively.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At June 30, 2011, and December 31, 2010, there was a short-term amount of $100,000 and a long-term amount of $200,000 outstanding.

On December 7, 2010, STTC entered into a note agreement with JPMorgan Chase Bank for the purchase of transportation equipment which was subsequently assumed by South Hampton.  The amount of the note was $396,752 with principal and interest at 4.0% per annum payable monthly over 48 months at approximately $9,000 per month.  At June 30, 2011, and December 31, 2010, there was a short-term amount of $95,339 and $93,244, respectively and a long-term amount of $255,263 and $303,508 outstanding, respectively.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at June 30, 2011, 4.0 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, taxes receivable, advance to AMAK, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to its short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

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

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2011, and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$96,256	$96,256	-	-

Liabilities:
Interest Rate Swap	1,057,255	-	1,057,255	-

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$177,446	$177,446	-	-

Liabilities:
Interest Rate Swap	1,116,220	-	1,116,220	-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 9.

9. DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as the Company are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2011, and 2010, represented approximately 81.3% and 81.4% of our operating expenses, respectively.

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

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of June 30, 2011, South Hampton had committed to derivative contracts with settlement dates through September 2011.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Unrealized (loss)	$(281)	$(1,155)	$(81)	$(524)
Realized gain	321	314	365	260
Net gain (loss)	$40	$(841)	$284	$(264)

	June 30, 2011	December 31, 2010

Fair value of derivative asset	$96	$177

The realized and unrealized gains/ (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the periods ended June 30, 2011, and 2010.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $7,150,000 at June 30, 2011.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	June 30,
	2011	2010
Other Comprehensive Loss
Cumulative loss	$(1,057)	$(1,193)
Deferred tax benefit	359	406
Net cumulative loss	$(698)	$(787)

Interest expense reclassified from other comprehensive loss	$213	$241

	June 30, 2011	December 31, 2010

Fair value of derivative liability	$1,057	$1,116

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of June 30, 2011, predicted to be reclassified into earnings within the next 12 months is approximately $376,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

Common Stock

In January 2010 the Company issued 14,000 shares of common stock to non-employee directors for services rendered during 2009.  Compensation expense recognized in connection with this issuance was approximately $31,000.

Stock Options

On May 20, 2011, the Company awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares, if and as they become available.  The initial grant of 19,333 options have an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Options to purchase the balance (80,667 shares) will have an exercise price equal to the closing price of the stock on the actual grant date or dates and be subject to a vesting schedule similar to that currently in effect for other non-employee directors as determined by the Compensation Committee of the Board of Directors.  Compensation expense recognized in connection with this award was approximately $6,000 for the three and six months ended June 30, 2011.

On May 2, 2011, the Company awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized in connection with this award was approximately $13,000 for the three and six months ended June 30, 2011.

The fair value of the options granted above was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	95.9%-185%
Expected dividends	None
Expected term (in years)	5.5-6.5
Risk free interest rate	1.99%-2.49%

On January 12, 2011, the Company awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized in connection with this award was approximately $119,000 and $238,000 for the three and six months ended June 30, 2011, respectively.

Compensation expense of approximately $52,000 and $35,000 was recognized during the six months ended June 30, 2011 and 2010, respectively and approximately $26,000 and $17,000 was recognized during the three months ended June 30, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to its officers and key employees in January 2010.

Compensation expense of approximately $6,000 and $0 was recognized during the six months ended June 30, 2011, and 2010, respectively, and $3,000 and $0 was recognized during the three months ended June 30, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to a key employee in June 2010.

No directors’ fees expense was recognized during the three months ended June 30, 2011, and 2010, respectively, and $0 and $72,000 was recognized during the six months ended June 30, 2011, and 2010, respectively, related to fully vested options awarded to non-employee directors in January 2010 for their service during 2009.

Directors’ fees expense of approximately $61,000 and $94,000 was recognized during the six months ended June 30, 2011, and 2010, respectively, and $42,000 and $70,500 was recognized during the three months ended June 30, 2011, and 2010, respectively, related to options to purchase 500,000 shares awarded to non-employee directors in February 2010 for their service during 2010 and 2011 subject to attendance and service requirements.

Compensation expense of approximately $49,000 and $186,000 was recognized during the six months ended June 30, 2011, and 2010, respectively and $24,000 and $93,000 was recognized during the three months ended June 30, 2011, and 2010, respectively, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2011	1,076,667	$2.91
Granted	510,333	4.67
Exercised	(7,500)	2.21
Expired	(7,000)	1.39
Cancelled	--	--
Forfeited	(180,000)	2.82
Outstanding at June 30, 2011	1,392,500	$3.58	8.6
Exercisable at June 30, 2011	189,667	$2.33	7.7

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2010 remain open for examination in various tax jurisdictions in which we operate.  The Internal Revenue Service previously audited the 2007 and 2009 returns with no change.  As of June 30, 2011, and December 31, 2010, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

The income tax receivable of $216,461 at December 31, 2010 was received during 2011.

12. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $870,000 based upon an annuity single premium value contract plus accrued interest and consumer price index adjustments was outstanding at June 30, 2011, and was included in post retirement benefits.  As of June 30, 2011, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at June 30, 2011 and was included in post retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of June 30, 2011, and December 31, 2010, the Company has a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2011.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

In May 2011 we paid $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011 we advanced $750,000 to AMAK for interim funding.  The $750,000 was returned in August 2011.

14. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $239,000 and $481,000 for the three and six months ended June 30, 2010 with STTC, which was previously owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC paid all licenses, taxes, maintenance, and tires, and we were responsible for the drivers, insurance, and fuel.  On November 30, 2010, the Company acquired STTC and the lease agreement was cancelled.

Legal fees of approximately $83,000 and $126,000 were paid during the three months ended June 30, 2011 and 2010, and approximately $144,000 and $191,000 were paid during the first half of 2011 and 2010 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  Mr. Goehringer chose not to stand for re-election at the 2011 Annual Meeting; therefore, his term expired in June 2011.

Ghazi Sultan, a Company director, was paid $23,000 and $41,000 during the three and six months ended June 30, 2011, respectively for serving as the Company’s Saudi branch representative.  No amounts were paid for the three and six months ended June 30, 2010.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at June 30, 2011 and 2010 is $66,570 related to this guaranty.

On October 24, 2010, the Company executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby the Company agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, the Company’s guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  The Company received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El-Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El-Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case form Dallas County, Texas to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011. The Company believes that the claims are unsubstantiated and intends to vigorously defend the cases.  The liabilities owed to Mr. El Khalidi will remain recorded and the options will continue to accrue until the lawsuits are resolved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011.

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

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives in addition to providing the longer-term economic assumptions used for investment evaluation purposes.  Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity.  Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

Review of Second Quarter and Year-to-Date 2011 Results

We reported second quarter 2011 earnings of approximately $159,000 up $157,000 from the second quarter of 2010. Earnings per share of $.01 were reported for 2011 up from 2010.  Sales volume of our petrochemical products excluding transloading decreased by 10.9% from the second quarter of 2010; however, sales revenue from petrochemical products increased by 17.5% quarter over quarter.

We reported year-to-date 2011 earnings of approximately $416,000 up 2.7% or $11,000 from the first half of 2010.  Earnings per share for both periods was flat at $0.02 per share.  Sales volume of our petrochemical products excluding transloading decreased by 10.3% from the first half of 2010; however, sales revenue from petrochemical products increased by 13.3% quarter over quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $0.9 million during the six months ended June 30, 2011, as compared to an increase of $0.3 million for the six months ended June 30, 2010.

The change in cash and cash equivalents is summarized as follows:

	2011	2010
Net cash provided by (used in)	(in thousands)
Operating activities	$(74)	$1,352
Investing activities	(2,740)	(1,331)
Financing activities	1,952	300
Increase (decrease) in cash and equivalents	$(862)	$321
Cash and cash equivalents	$6,748	$2,772

Operating Activities

Cash used in operating activities totaled $74,097 for the first six months of 2011, $1,425,910 lower than 2010.  In the first half of 2011 feedstock prices continued to rise.  This continued volatility in the market makes it difficult for the Company to plan and forecast where its product prices should be.  However, the use of derivative contracts helps provide some predictability for feedstock prices.  In addition, the Company has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy has provided increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to pass through increased costs and retain higher margins.  In October 2010 the Company completed the construction of a small Isomerization unit which provides greater flexibility in the product slate and the ability to convert a product which is less in demand, into one which is a stronger performer.

Another factor that continues to negatively impact the Company’s liquidity relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.

Primary factors leading to the decrease in 2011 in cash provided by operating activities are as follows:

•
Trade receivables increased approximately $5,720,000 (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) as compared to an increase of $4,642,000 (also due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) in 2010;

•
Income tax receivable decreased approximately $216,000 (due to receipt of the refund) as compared to a decrease of $849,000 (due to the calculation of the carry-back claim being limited because of alternative minimum tax consequences) in 2010;

•
Inventory increased approximately $245,000 (due to a 5.5% decrease in volume offset by a 23.2% increase in cost per gallon) as compared to a increase of about $939,000 (due to an increase in volume in anticipation of increased sales) in 2010;

•
Accounts payable and accrued liabilities increased approximately $2,921,000 (primarily due to an increase in accruals for raw material purchases and freight bills) while in 2010 the same accounts increased by about $2,580,000 (due to an increase in accruals for consulting fees, fuel gas, property and state tax, and raw material purchases);

•	Notes receivable decreased about $35,000 as compared to a decrease of $245,000 in 2010 (due to notes receivable being paid down in both periods and certain notes being paid off in 2011);

•
Prepaid expenses and other assets decreased approximately $102,000 (due to expensing of prepaid pipeline services, marketing and insurance) as compared to a decrease of $141,000 in 2010 (due to expensing of prepaid pipeline services, marketing and insurance); and

•
Accrued liabilities in Saudi Arabia decreased approximately $54,000 (due to payment of termination benefits to former Saudi employees) while in 2010 there was an increase of about $157,000 (due to the deferral of payments owed to the previous President of the Company).

The Company’s net income for the first half of 2011 increased by approximately $11,000, or 2.7%, as compared to the corresponding period of 2010. Major non-cash items affecting income included an increase in depreciation of approximately $246,000, a decrease in accretion of note receivable discounts of about $12,000, a decrease in the unrealized loss on derivative instruments of approximately $443,000, an increase in post retirement obligations of approximately $81,000, and a decrease in the equity loss in AMAK of about $263,000.

Investing Activities

Cash used by investing activities during the first half of 2011 was approximately $2,740,000, representing an increase of approximately $1,409,000 over the corresponding period of 2010.  In May 2011 we paid $50,000 on behalf of AMAK for the hiring of a general manager.  In June 2011 we also advanced AMAK $750,000 for interim funding which was subsequently returned in August 2011.  We purchased several additional tanks for increased storage capacity for approximately $690,000, reworked an existing tank for approximately $392,000 and purchased 7.3 acres for about $394,000 during the first half of 2011.

Financing Activities

Cash provided by financing activities during fiscal 2011 was approximately $1,952,000 versus $300,000 during the corresponding period of 2010.  At June 30, 2011 total debt was $24,636,500 compared to $22,700,868 at December 31, 2010.  The Company drew $3,000,000 on its line of credit to assist with working capital needs and also made principal payments of approximately $1,064,000 on long-term debt during 2011.  During 2010 we made net principal payments on long-term debt of $700,000 on the Company’s term loan and borrowed $1,000,000 on its line of credit.   In April 2010 the Company received a deposit of $3,000,000 from a shareholder who tentatively agreed to purchase an undetermined number of shares of restricted stock in a private placement.  This amount was shown as restricted cash.  The advance was subsequently returned to the shareholder.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$41,576	$35,380	$6,196	17.5%
Processing	1,162	1,162	--	0.0%
Gross Revenue	$42,738	$36,542	$6,196	17.0%

Volume of sales (gallons)
Petrochemical products	11,069	12,421	(1,352)	(10.9%)

Cost of Materials	$39,490	$32,825	$6,665	20.3%
Total Operating Expense**	8,457	7,044	1,413	20.1%
Natural Gas Expense**	1,238	1,091	147	13.5%
General & Administrative Expense	2,588	3,070	(482)	(15.7%)
Depreciation*	819	680	139	20.4%

Capital Expenditures	$982	$653	$329	50.4%
*Includes $699 and $569 for 2011 and 2010, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the second quarter of 2011 from 2010 by approximately 17.0% primarily due to increases in average selling prices of 31.9%.  Total sales volume decreased 10.9% mainly due to reduced byproduct sales.  Our ability to convert normal pentane into isopentane using the Isomerization unit allows us to run the PenHex unit at a slower rate; thereby producing fewer byproducts which would be sold at lower values into the market.  Byproduct sales volume dropped 31.7% from the second quarter of 2010 to the second quarter of 2011.

Petrochemical Product Sales

Petrochemical product sales increased by 17.5% from the second quarter of 2010 to the second quarter of 2011 due to an increase in the average selling price of 31.9% offset by a decrease in volume of 10.9% as noted above.

Processing

Processing revenues remained flat from the second quarter of 2010 to 2011 reflecting the stability of the toll processing market.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue additional opportunities as evidenced by the signing of an agreement with Gevo during July 2011.

Cost of Materials

Cost of Materials increased from the second quarter of 2010 to 2011 due to higher feedstock prices.  Average feedstock price per gallon increased 38.6% from 2010 to 2011.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased 20.1% from the second quarter of 2010 to 2011.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 13.5% from 2010 to 2011 due to higher per-unit costs offset by a credit of approximately $103,000 received in 2010 for a volume adjustment in 2009.  The average price per MMBTU for the second quarter of 2010 was $4.39; whereas, for 2011 the per-unit cost was $4.58.  Volume purchased decreased from approximately 272,000 MMBTU to about 270,000 MMBTU.  Labor costs were higher by approximately 1.9% because the Company implemented a cost of living increase between the periods and added an average of 8 employees.

General and Administrative Expense

General and Administrative costs from the second quarter of 2010 to 2011 decreased 15.7% due to lower consulting fees (no acquisition investigation or SEC reporting issues), directors’ fees (lower option expense), post retirement expense (reduced option expenses), legal fees (no acquisition investigation or SEC reporting issues) and accounting fees (also no acquisition investigation or SEC reporting issues).  Increases were seen in officer compensation (additional options issued), health insurance premiums (increase in renewal premiums) and Saudi administrative expenses (employment of a project manager).

Depreciation

Depreciation increased 20.4% from the second quarter of 2010 to 2011 due to an increase in the amount of depreciable assets one of which was the Isomerization unit.

Capital Expenditures

Capital Expenditures increased during the second quarter of 2011 from 2010 by approximately 50.4% due to improvements being made in the petrochemical facility including the addition of tankage, improvements to tankage, and the purchase of land.

Comparison of Six Months Ended June 30, 2011 and 2010

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$74,359	$65,611	$8,748	13.3%
Transloading Sales	--	654	(654)	(100.0%)
Processing	2,135	2,272	(137)	(6.0%)
Gross Revenue	$76,494	$68,537	$7,957	11.6%

Volume of sales (thousand gallons)
Petrochemical products	20,786	23,171	(2,385)	(10.3%)
Transloading	--	365	(365)	(100.0%)

Cost of Materials	$69,953	$61,094	$8,859	14.5%
Total Operating Expense**	15,855	13,894	1,961	14.1%
Natural Gas Expense**	2,462	2,661	(199)	(7.5%)
General & Administrative Expense	5,095	5,698	(603)	(10.6%)
Depreciation*	1,604	1,357	247	18.2%

Capital Expenditures	$1,940	$1,331	$609	45.8%
*Includes $1,371 and $1,137 for 2011 and 2010, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the first half of 2011 from 2010 by 11.6% primarily due to increases in average selling prices of 27.1% offset by a decrease in total sales volume of 11.7% due to no transloading sales and a 27.9% reduction in byproduct sales volume.

Petrochemical Product Sales

Petrochemical product sales increased by 13.3% from the first half of 2010 to the first half of 2011 due to an increase in the average selling price of approximately 26.3% offset by a decrease in volume of 10.3%.

Transloading Sales

Transloading sales decreased 100% from the first half of 2010 to 2011.  Sales in 2010 reflected spot opportunities that were fulfilled.

Processing

Processing revenues decreased from the first half of 2010 to 2011 by 6.0% primarily due to a 5.3% decrease in run volumes by one of the tolling customers.

Cost of Materials

Cost of Materials increased 14.5% from the first half of 2010 to 2011 due to higher feedstock prices offset by a 10.5% decrease in gallons processed and an increase in the LIFO adjustment of approximately $1,098,000.  Average feedstock price per gallon increased 30.7% from 2010 to 2011.

Total Operating Expense

Total Operating Expense increased from the first half of 2010 to 2011 by 14.1%.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased decreased 7.5% from 2010 to 2011 due to higher volume requirements, lower per-unit costs and a credit of approximately $103,000 received in 2010 for a volume adjustment in 2009.  The average price per MMBTU for 2010 was $5.08; whereas, for 2011 the per-unit cost was $4.46.  Volume purchased increased from approximately 544,000 MMBTU to about 552,000 MMBTU but was offset by the decrease in price.  Labor costs were higher by approximately 5.8% because the Company implemented a cost of living increase of 4% between the periods and added an average of 8 employees.

General and Administrative Expense

General and Administrative costs decreased 10.6% from the first half of 2010 to 2011 due to decreases in directors’ fees (lower option expense), post retirement benefits (reduced option expense), accounting fees (no acquisition investigation or SEC reporting issues), legal fees (no acquisition investigation or SEC reporting issues) and consulting fees (also no acquisition investigation or SEC reporting issues) offset by increases in officer compensation (additional options issued), payroll (due to cost of living adjustments), health insurance premiums (increase in renewal premiums), and property taxes (increased taxable basis due to capital additions and a decrease in the abatement).

Depreciation

Depreciation increased 18.2% from the first half of 2010 to 2011 due to an increase in the amount of depreciable assets, one of which was the Isomerization unit.

Capital Expenditures

Capital Expenditures increased 45.8% during the first half of 2011 from 2010 primarily due to improvements being made in the petrochemical facility including the addition of storage tanks, improvements to tankage, and the purchase of land.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$24,636,500	$1,682,688	$16,851,038	$2,852,774	$3,250,000

Guarantee of SIDF Loan to AMAK

As discussed in Note 15 above, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

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

3(b)	- Restated Bylaws of the Company dated April 26, 2007 (incorporated by reference to Item 5.03 to the Company’s Form 8-K dated April 26, 2007 (File No. 0-6247))

Exhibit Number	Description
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

Exhibit Number	Description
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 12, 2011   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer