Form 10-Q
period 2011-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2011-11-09
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 4, 2011: 23,690,415.

TABLE OF CONTENTS

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2011 (unaudited)	DECEMBER 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$4,796,781	$7,609,943
Financial contracts	-	177,446
Trade receivables, net	22,577,532	11,212,290
Advance to AMAK	50,000	-
Inventories	7,998,650	5,917,283
Current portion of notes receivable, net	-	34,427
Prepaid expenses and other assets	570,281	669,367
Current portion of contractual based intangible assets, net	250,422	250,422
Deferred income taxes	755,399	487,513
Income taxes receivable	-	216,461
Total current assets	36,999,065	26,575,152

Plant, pipeline and equipment, net	34,992,627	33,864,268

Investment in AMAK	30,883,657	30,883,657
Mineral properties in the United States	588,311	588,311
Contractual based intangible asset, net	417,369	605,185
Other assets	10,938	10,938

TOTAL ASSETS	$103,891,967	$92,527,511
LIABILITIES
Current Liabilities
Accounts payable	$4,395,703	$2,778,161
Accrued interest	128,434	120,533
Current portion of derivative instruments	565,313	396,527
Accrued liabilities	4,296,558	1,777,642
Accrued liabilities in Saudi Arabia	139,731	196,593
Current portion of post retirement benefit	255,284	246,605
Current portion of long-term debt	1,668,029	1,864,770
Current portion of other liabilities	159,557	199,939
Total current liabilities	11,608,609	7,580,770

Long-term debt, net of current portion	22,573,745	20,836,098
Post retirement benefit, net of current portion	648,696	680,196
Derivative instruments, net of current portion	775,298	719,693
Other liabilities, net of current portion	773,954	390,232
Deferred income taxes	5,666,682	5,480,683
Total liabilities	42,046,984	35,687,672

EQUITY
Common stock-authorized 40,000,000 shares of $.10 par value; issued and outstanding 23,690,415 and 23,682,915 shares in 2011 and 2010, respectively (Note 6)	2,369,041	2,368,291
Additional paid-in capital	43,823,251	43,162,641
Accumulated other comprehensive loss	(745,866)	(736,706)
Retained earnings	16,109,334	11,756,390
Total Arabian American Development Company Stockholders’ Equity	61,555,760	56,550,616
Noncontrolling Interest	289,223	289,223
Total equity	61,844,983	56,839,839

TOTAL LIABILITIES AND EQUITY	$103,891,967	$92,527,511

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010

REVENUES
Petrochemical Product Sales	$60,078,415	$35,572,993	$134,437,253	$101,184,338
Transloading Sales	--	199,432	--	853,636
Processing Fees	1,467,035	1,277,460	3,601,833	3,549,030
	61,545,450	37,049,885	138,039,086	105,587,004

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $677,469, $566,054, $2,049,296, and $1,703,326, respectively)	52,329,508	31,632,185	122,283,296	92,725,819

GROSS PROFIT	9,215,942	5,417,700	15,755,790	12,861,185

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,039,494	2,530,766	8,134,905	8,228,616
Depreciation	123,757	108,545	355,445	328,398
	3,163,251	2,639,311	8,490,350	8,557,014

OPERATING INCOME	6,052,691	2,778,389	7,265,440	4,304,171

OTHER INCOME (EXPENSE)
Interest Income	--	2,699	3,576	15,222
Interest Expense	(294,281)	(275,065)	(829,636)	(857,391)
Equity in loss – AMAK	--	--	--	(262,500)
Miscellaneous Income (Expense)	(9,303)	(5,951)	14,210	(25,641)
	(303,584)	(278,317)	(811,850)	(1,130,310)

INCOME BEFORE INCOME TAXES	5,749,107	2,500,072	6,453,590	3,173,861

INCOME TAXES	1,812,589	829,881	2,100,646	1,098,007

NET INCOME	3,936,518	1,670,191	4,352,944	2,075,854

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$3,936,518	$1,670,191	$4,352,944	$2,075,854

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company	$0.16	$0.07	$0.18	$0.09

Basic Weighted Average Number of Common Shares Outstanding	23,990,415	23,750,745	23,989,637	23,749,070

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company	$0.16	$0.07	$0.18	$0.09

Diluted Weighted Average Number of Common Shares Outstanding	24,541,851	23,750,745	24,612,346	23,749,070

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
DECEMBER 31, 2010	23,682,915	$2,368,291	$43,162,641	$(736,706)	$11,756,390	$56,550,616	$289,223	$56,839,839

Stock options
Issued to Directors			200,492			200,492		200,492
Issued to Employees			444,293			444,293		444,293
Stock
Issued to Employees	7,500	750	15,825			16,575		16,575
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $4,719)				(9,160)		(9,160)		(9,160)
Net Income					4,352,944	4,352,944		4,352,944
Comprehensive Income	-	-	-	-	-	4,343,784	-	-

SEPTEMBER 30, 2011	23,690,415	$2,369,041	$43,823,251	$(745,866)	$16,109,334	$61,555,760	$289,223	$61,844,983

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
OPERATING ACTIVITIES
Net Income	$4,352,944	$2,075,854
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	2,404,741	2,031,724
Amortization of Contractual Based Intangible Asset	187,816	--
Accretion of Notes Receivable Discounts	(684)	(15,147)
Unrealized (Gain) Loss on Derivative Instruments	387,958	(187,605)
Stock-based Compensation	644,785	629,049
Deferred Income Taxes	(77,168)	454,078
Postretirement Obligation	8,680	(74,947)
Equity loss in AMAK	--	262,500
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(11,365,242)	(3,362,867)
Decrease in Notes Receivable	35,111	367,659
Decrease in Income Tax Receivable	216,461	4,326,032
Increase in Inventories	(2,081,367)	(380,393)
Increase in Derivative Instrument Deposits	--	(250,000)
Decrease in Prepaid Expenses	99,085	75,141
Increase in Accounts Payable and Accrued Liabilities	4,124,459	923,552
Increase (Decrease) in Accrued Interest	7,901	(35,718)
Increase in Other Liabilities	500,000	--
Increase (Decrease) in Accrued Liabilities in Saudi Arabia	(76,363)	156,962

Net Cash Provided by (Used in) Operating Activities	(630,883)	6,995,874

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(3,689,760)	(2,110,670)
Repayment of Advance to AMAK	750,000	--
Advance to AMAK	(800,000)	--

Net Cash Used in Investing Activities	(3,739,760)	(2,110,670)

FINANCING ACTIVITIES
Addition to Restricted Cash	--	(3,000,000)
Advance Payment from Shareholder	--	3,000,000
Issuance of Common Stock	16,575	--
Additions to Long-Term Debt	3,000,000	1,000,000
Repayment of Long-Term Debt	(1,459,094)	(4,050,000)

Net Cash Provided by (Used In) Financing Activities	1,557,481	(3,050,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,813,162)	1,835,204

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,609,943	2,451,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,796,781	$4,286,818

Supplemental disclosure of cash flow information:
Cash payments for interest	$810,748	$880,926
Cash payments for taxes, net of (refunds)	$214,927	$(4,083,394)
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$156,660	$486,296
Unrealized loss on interest rate swap, net of tax benefit	$9,160	$8,816

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements and footnotes thereto are unaudited.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position, and cash flows for the periods presented.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

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

The Company also owns a 37% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  The Company accounts for its investment under the cost method of accounting.  Under the cost method, earnings will be recognized only to the extent of distributions received.  In July 2011 a new partner, Arab Mining Company (“ARMICO”), acquired a 10% interest in AMAK by investing $37.3 million which we believe will provide AMAK the necessary funding to begin production in early 2012.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.   ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.  In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements did not have a material impact on the consolidated financial statements. The adoption of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements had no impact on the Company’s consolidated financial statements.

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

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment provides additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. For fair value measurements categorized in Level 3 of the fair value hierarchy, required disclosures include: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value changes in unobservable inputs and interrelationships between those inputs. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.
In June 2011 the FASB issued an accounting standards update on the presentation of other comprehensive income.  The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements.  The accounting standards update will be effective for fiscal years beginning after December 15, 2011.  The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial position or results of operations.

In September 2011 the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, at September 30, 2011, and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Trade receivables	$22,732,532	$11,367,290
Less allowance for doubtful accounts	(155,000)	(155,000)
Trade receivables, net	$22,577,532	$11,212,290

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $13.5 million and $9.4 million at September 30, 2011, and December 31, 2010, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	September 30, 2011	December 31, 2010
Raw material	$2,608,420	$4,023,324
Petrochemical products	5,390,230	1,893,959
Total inventory	$7,998,650	$5,917,283

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2011, and December 31, 2010, current cost exceeded LIFO value by approximately $3,156,000 and $2,274,000, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.66 million and $4.08 million at September 30, 2011, and December 31, 2010, respectively (see Note 7).

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at September 30, 2011, and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Platinum catalyst	$1,497,285	$1,497,285
Land	843,879	727,363
Plant, pipeline and equipment	54,325,103	52,469,062
Construction in progress	1,649,527	10,000
Total plant, pipeline and equipment	58,315,794	54,703,710
Less accumulated depreciation and amortization	(23,323,167)	(20,839,442)
Net plant, pipeline and equipment	$34,992,627	$33,864,268

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first nine months of 2011 included construction of a toll processing pilot plant, installation of tankage, reworking an existing tank, and upgrading an existing unit.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,280 and $3,280 for the three months ended September 30, 2011, and 2010, respectively and $9,842 and $9,842 for the nine months ended September 30, 2011, and 2010, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and nine months ended September 30, 2011, and 2010, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,937	23,990	$0.16	$1,671	23,751	$0.07

Dilutive stock options outstanding		552			--

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,937	24,542	$0.16	$1,671	23,751	$0.07

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$4,353	23,989	$0.18	$2,076	23,749	$0.09

Dilutive stock options outstanding		623			--

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$4,353	24,612	$0.18	$2,076	23,749	$0.09

At September 30, 2011, and 2010, 155,667 and 1,076,667 potential common stock shares were issuable upon the exercise of options.  Inclusion of the Company’s options in diluted net income per share for the three and nine months ended September 30, 2010 has an anti-dilutive effect because the average market price of the Company’s common stock for the three and nine months ended September 30, 2010, was less than the weighted average exercise price of the outstanding options.

The earnings per share calculations for the periods ended September 30, 2011, and 2010, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At September 30, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $8,500,000 outstanding. At December 31, 2010, there was a short-term amount of $1,400,000 and a long-term amount of $9,550,000 outstanding.   The interest rate on the loan varies according to several options.  At September 30, 2011, and December 31, 2010, the rate was 2.75%.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2013, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At September 30, 2011, and December 31, 2010, there was a long-term amount outstanding of $13,489,488 and $10,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At September 30, 2011, and December 31, 2010, the rate was 2.75%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At September 30, 2011, approximately $4.5 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the acquisition of Silsbee Trading and Transportation Company (“STTC”), various notes payable by STTC to JPMorgan Chase bank were assumed.  The total notes assumed equaled $584,186.  Interest rates varied on these notes between 6.5% and 10%.  In April 2011 five of the six notes were paid off.  The interest rate on the outstanding note is 6.5%.  Principal and interest are due monthly on the outstanding note for a total of approximately $8,400.  At September 30, 2011, and December 31, 2010, there was a short-term amount of $90,064 and $271,526, respectively and a long-term amount of $135,048 and $293,102 outstanding, respectively.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At September 30, 2011, and December 31, 2010, there was a short-term amount of $100,000 and a long-term amount of $200,000 outstanding.

On December 7, 2010, STTC entered into a note agreement with JPMorgan Chase Bank for the purchase of transportation equipment which was subsequently assumed by South Hampton.  The amount of the note was $396,752 with principal and interest at 4.0% per annum payable monthly over 48 months at approximately $9,000 per month.  At September 30, 2011, and December 31, 2010, there was a short-term amount of $77,965 and $93,244, respectively and a long-term amount of $249,209 and $303,508 outstanding, respectively.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at September 30, 2011, 4.25 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, advance to AMAK, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At September 30, 2011, no natural gas options were outstanding.

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

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2011, and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
Liabilities:
Financial swaps on feedstock	$210,511	$210,511	-	-
Interest rate swap	1,130,100	-	$1,130,100	-

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$177,446	$177,446	-	-

Liabilities:
Interest Rate Swap	1,116,220	-	$1,116,220	-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 9.

9. DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2011, and 2010, represented approximately 82.5% and 81.2% of our operating expenses, respectively.

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

The derivative agreements currently in place are not designated as hedges per ASC Topic 815, Derivatives and Hedging.  As of September 30, 2011, South Hampton had committed to derivative contracts with settlement dates through November 2011.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Unrealized gain (loss)	$(307)	$712	$(388)	$188
Realized gain (loss)	(86)	(421)	279	(161)
Net gain (loss)	$(393)	$291	$(109)	$27

	September 30, 2011	December 31, 2010

Fair value of derivative asset	--	$177
Fair value of derivative liability	$211	--

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended September 30, 2011, and 2010.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $7,000,000 at September 30, 2011.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	September 30,
	2011	2010
Other Comprehensive Loss
Cumulative loss	$(1,130)	$(1,288)
Deferred tax benefit	384	438
Net cumulative loss	$(746)	$(850)

Interest expense reclassified from other comprehensive loss	$390	$359

	September 30, 2011	December 31, 2010

Fair value of derivative liability	$1,130	$1,116

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of September 30, 2011, predicted to be reclassified into earnings within the next 12 months is approximately $355,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

Common Stock

In January 2010 the Company issued 14,000 shares of common stock to non-employee directors for services rendered during 2009.  Compensation expense recognized in connection with this issuance was approximately $31,000.

Stock Options

On May 20, 2011, the Company awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares, if and as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Options to purchase the balance (80,667 shares) will have an exercise price equal to the closing price of the stock on the actual grant date or dates and be subject to a vesting schedule similar to that currently in effect for other non-employee directors as determined by the Compensation Committee of the Board of Directors.  Compensation expense recognized in connection with this award was approximately $14,000 and $19,000 for the three and nine months ended September 30, 2011.

On May 2, 2011, the Company awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a

5 year period.  Compensation expense recognized in connection with this award was approximately $20,000 and $34,000 for the three and nine months ended September 30, 2011.

On January 12, 2011, the Company awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized in connection with this award was approximately $119,000 and $356,000 for the three and nine months ended September 30, 2011, respectively.

The fair value of the options granted above was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly filings.

Compensation expense of approximately $79,000 and $70,000 was recognized during the nine months ended September 30, 2011, and 2010, respectively, and approximately $26,000 and $35,000 was recognized during the three months ended September 30, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to its officers and key employees in January 2010.

Compensation expense of approximately $9,000 and $3,000 was recognized during the nine months ended September 30, 2011, and 2010, respectively, and $3,000 and $3,000 was recognized during the three months ended September 30, 2011, and 2010, respectively, related to options with a 2 year vesting period which were awarded to a key employee in June 2010.

No directors’ fees expense was recognized during the three months ended September 30, 2011, and 2010, respectively, and $0 and $72,000 was recognized during the nine months ended September 30, 2011, and 2010, respectively, related to fully vested options awarded to non-employee directors in January 2010 for their service during 2009.

Directors’ fees expense of approximately $75,000 and $164,000 was recognized during the nine months ended September 30, 2011, and 2010, respectively, and $28,000 and $70,000 was recognized during the three months ended September 30, 2011, and 2010, respectively, related to options to purchase 500,000 shares awarded to non-employee directors in February 2010 for their service during 2010 and 2011 subject to attendance and service requirements.

Compensation expense of approximately $73,000 and $279,000 was recognized during the nine months ended September 30, 2011, and 2010, respectively, and $24,000 and $93,000 was recognized during the three months ended September 30, 2011, and 2010, respectively, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2011	1,076,667	$2.91
Granted	510,333	4.67
Exercised	(7,500)	2.21
Expired	(41,000)	2.23
Cancelled	--	--
Forfeited	(260,000)	2.82
Outstanding at September 30, 2011	1,278,500	$3.66	8.3
Exercisable at September 30, 2011	155,667	$2.31	7.5

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2007 through 2010 remain open for examination in various tax jurisdictions in which we operate.  The Internal Revenue Service previously audited the 2007 and 2009 returns with no change.  As of September 30, 2011, and December 31, 2010, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

The income tax receivable of $216,461 at December 31, 2010 was received during 2011.

12. POST RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $872,000 based upon an annuity single premium value contract plus accrued interest and consumer price index adjustments was outstanding at September 30, 2011, and was included in post retirement benefits.  As of September 30, 2011, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at September 30, 2011 and was included in post retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of September 30, 2011, and December 31, 2010, the Company had a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2011.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information.

In May 2011 we advanced $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011 we advanced $750,000 to AMAK for interim funding.  The $750,000 was repaid in August 2011.

14. RELATED PARTY TRANSACTIONS

We incurred transportation and equipment costs of approximately $237,000 and $718,000 for the three and nine months ended September 30, 2010 with STTC, which was previously owned by Nicholas Carter, President and CEO of the Company. Under the lease agreements, STTC paid all licenses, taxes, maintenance, and tires, and we were responsible for the drivers, insurance, and fuel.  On November 30, 2010, the Company acquired STTC and the lease agreement was cancelled.

Legal fees of approximately $57,000 and $114,000 were paid during the three months ended September 30, 2011 and 2010, and approximately $201,000 and $305,000 were paid during the first nine months of 2011 and 2010 respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  Mr. Goehringer chose not to stand for re-election at the 2011 Annual Meeting; therefore, his term expired in June 2011.

Ghazi Sultan, a Company director, was paid $35,000 and $76,000 during the three and nine months ended September 30, 2011, respectively for serving as the Company’s Saudi branch representative.  No amounts were paid for the three and nine months ended September 30, 2010.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at September 30, 2011 and 2010 is $66,570 related to this guaranty.

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

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El-Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El-Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case from Dallas County, Texas to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011. There has been no activity in this matter since its transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the cases.  The liabilities owed to Mr. El Khalidi will remain recorded and the options will continue to accrue until the lawsuits are resolved.

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

On April 14, 2011, and April 27, 2011, South Hampton received notice of 3 lawsuits filed in Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  The Company has placed its insurers on notice of the claims and plans to vigorously defend the cases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussion contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment; the Company’s failure to meet growth and productivity objectives; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the Company’s pension plans; ineffective internal controls; the Company’s use of accounting estimates; competitive conditions; the Company’s ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations; impact of changes in market liquidity conditions and customer credit risk on receivables; the Company’s ability to successfully manage acquisitions and alliances; general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; industry cycles; specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this release, all of which are difficult to predict and many of which are beyond the Company's control.

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

Review of Third Quarter and Year-to-Date 2011 Results

We reported third quarter 2011 earnings of approximately $3,937,000 up $2,266,000 from the third quarter of 2010. Earnings per share of $0.16 were reported for 2011, up $0.09 from 2010.  Sales volume of our petrochemical products excluding transloading increased by 29.7% from the third quarter of 2010 propelling sales revenue to increase by 68.9% quarter over quarter.

We reported year-to-date 2011 earnings of approximately $4,353,000, up 109.7% or $2,277,000 from the first nine months of 2010.  Year-to-date earnings per share for 2011 were $0.18 versus $0.09 per share for 2010 which represents an increase of 100%.  Sales volume of our petrochemical products excluding transloading increased by 3.8% from the first nine months of 2010 while sales revenue increased by 32.9% quarter over quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $2.8 million during the nine months ended September 30, 2011, as compared to an increase of $1.8 million for the nine months ended September 30, 2010.

The change in cash and cash equivalents is summarized as follows:

	2011	2010
Net cash provided by (used in)	(in thousands)
Operating activities	$(631)	$6,996
Investing activities	(3,739)	(2,111)
Financing activities	1,557	(3,050)
Increase (decrease) in cash and equivalents	$(2,813)	$1,835
Cash and cash equivalents	$4,797	$4,287

Operating Activities

Cash used in operating activities totaled $630,883 for the first nine months of 2011, $7,626,757 lower than 2010.  In the first six months of 2011 feedstock prices continued to rise.  This continued volatility in the market normally makes it difficult for the Company to plan and forecast where its product prices should be.  Feed prices were stable within a narrow range for the third quarter, and therefore margins were more manageable.  Also, the use of derivative contracts helps provide some predictability for feedstock prices.  Starting in late 2010, the Company adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy has provided increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to pass through increased costs and retain higher margins.  In October 2010 the Company completed the construction of a small Isomerization unit which provides greater flexibility in the product slate.

Another factor which puts pressure on the Company’s liquidity relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.

Primary factors leading to the decrease in cash provided by operating activities in 2011 are as follows:

•
Trade receivables increased approximately $11,365,000 (due to foreign sales with longer payment terms, an increase in the average selling price per gallon, and an increase in volume sold) as compared to an increase of $3,363,000 (also due to foreign sales with longer payment terms, an increase in the average selling price per gallon, and an increase in volume sold) in 2010;

•	Income tax receivable decreased approximately $216,000 (due to receipt of the refund) as compared to a decrease of $4,326,000 (due to the receipt of the carry-back claim refund) in 2010;

•
Inventory increased approximately $2,081,000 (due to a 10.9% increase in volume and a 22.8% increase in cost per gallon) as compared to a increase of approximately $380,000 (due to an increase in volume of 4.6% and an increase in cost per gallon of 4.1%) in 2010;

•	Derivative instrument deposits showed no change in 2011; while in 2010 an increase of $250,000 was recorded (due to margin calls on the derivative account);

•
Accounts payable and accrued liabilities increased approximately $4,124,000 (primarily due to an increase in accruals for raw material purchases, freight bills, and construction in progress billings) while in 2010 the same accounts increased by about $924,000 (due to an increase in accruals for fuel gas and raw material purchases);

•	Notes receivable decreased about $35,000 as compared to a decrease of $368,000 in 2010 (due to notes receivable being paid down in both periods and certain notes being paid off in 2011);

•
Prepaid expenses and other assets decreased approximately $99,000 (due to expensing of prepaid pipeline services and insurance) as compared to a decrease of $75,000 in 2010 (due to expensing of prepaid pipeline services, marketing and insurance);

•	Other liabilities increased $500,000 in 2011 (due to the receipt of funds from a toll processing customer for construction of a toll processing pilot plant) while in 2010 no funds were received; and

•
Accrued liabilities in Saudi Arabia decreased approximately $76,000 (due to payment of termination benefits to former Saudi employees) while in 2010 there was an increase of about $157,000 (due to the deferral of payments owed to the previous President of the Company).

The Company’s net income for the first nine months of 2011 increased by approximately $2,277,000, or 109.7%, as compared to the corresponding period of 2010. Major non-cash items affecting income included an increase in depreciation of approximately $373,000, a decrease in accretion of note receivable discounts of about $14,000, a decrease in the unrealized loss on derivative instruments of approximately $576,000, an increase in post retirement obligations of approximately $84,000, an increase in the amortization of the contractual based intangible asset of $188,000, a decrease in deferred taxes of $531,000, and a decrease in the equity loss in AMAK of about $263,000.

Investing Activities

Cash used by investing activities during the first nine months of 2011 was approximately $3,740,000, representing an increase of approximately $1,629,000 over the corresponding period of 2010.  In May 2011 we paid $50,000 on behalf of AMAK for the hiring of a general manager.  In June 2011 we also advanced AMAK $750,000 for interim funding which was subsequently repaid in August 2011.  We purchased additional tanks for increased storage capacity for approximately $724,000, reworked an existing tank for approximately $283,000, purchased 7.3 acres for about $117,000, began work on a toll processing pilot plant for approximately $571,000, purchased several new vehicles for about $202,000, purchased a warehouse and parking facility for approximately $285,000, upgraded various plant equipment for about $553,000 and made other miscellaneous equipment purchases during the first nine months of 2011.

Financing Activities

Cash provided by financing activities during fiscal 2011 was approximately $1,557,000 versus cash used of $3,050,000 during the corresponding period of 2010.  At September 30, 2011, total debt was $24,241,774 compared to $22,700,868 at December 31, 2010.  The Company drew $3,000,000 on its line of credit to assist with working capital needs and also made principal payments of approximately $1,459,000 on long-term debt during 2011.  During 2010 we made net principal payments on long-term debt of $1,050,000 on the Company’s term loan and $2,000,000 on its line of credit.   In April 2010 the Company received a deposit of $3,000,000 from a shareholder who tentatively agreed to purchase an undetermined number of shares of restricted stock in a private placement.  This amount was shown as restricted cash.  The advance was subsequently returned to the shareholder.

Anticipated Cash Needs

Above typical cash flows needs, we anticipate making an estimated federal income tax payment in December 2011 of approximately $2.1 million.  We believe that the Company is capable of supporting its operating requirements including making this payment and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$60,078	$35,573	$24,505	68.9%
Transloading Sales	--	199	(199)	(100.0%)
Processing	1,467	1,277	190	14.9%
Gross Revenue	$61,545	$37,049	$24,496	66.1%

Volume of Sales (gallons)
Petrochemical Products	16,454	12,690	3,764	29.7%
Transloading	--	139	(139)	(100.0%)

Cost of Materials	$52,330	$31,632	$20,698	65.4%
Total Operating Expense**	9,359	7,507	1,852	24.7%
Natural Gas Expense**	1,392	1,269	123	9.7%
General & Administrative Expense	3,039	2,531	508	20.1%
Depreciation*	801	675	126	18.7%

Capital Expenditures	$1,750	$780	$970	124.4%
*Includes $677 and $566 for 2011 and 2010, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the third quarter of 2011 from 2010 by approximately 66.1% due to an increase in average selling price of 31.0% and volume of 28.2%.

Petrochemical Product Sales

Petrochemical product sales increased by 68.9% from the third quarter of 2010 to the third quarter of 2011 due to an increase in the average selling price of 30.3% and volume of 29.7% as noted above.  We were able to gain market share for one of our premier products at a price that was financially acceptable and allowed us to utilize a significant portion of the expanded capacity due to increased demand for our product in a certain segment of the C5 market.  It is unclear at this time whether the increased demand will be temporary or permanent, but the short term effect has resulted in a significant expansion of our customer base.  Our objective is to retain both existing and newly acquired customers for the long term.

Processing

Processing revenues rose 14.9% from the third quarter of 2010 to 2011 due to both toll customers running above average rates.  We remain dedicated to maintaining a certain level of toll processing business in the facility and continue to pursue additional opportunities as evidenced by the signing of an agreement with Gevo during July 2011.

Cost of Materials

Cost of Materials increased 65.4% from the third quarter of 2010 to 2011 due to higher feedstock prices and volume processed.  Average feedstock price per gallon increased 40.2% from 2010 to 2011 while volume processed increased 32.5%.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices; thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased 24.7% from the third quarter of 2010 to 2011.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased increased 9.7% from

2010 to 2011 due to an increase in the quantity purchased offset by a decrease in the average per unit cost.  The average price per MMBTU for the third quarter of 2010 was $4.67; whereas, for 2011 the per-unit cost was $4.57.  Volume purchased increased from approximately 272,000 MMBTU to about 305,000 MMBTU due to increased product demand.  Labor costs were higher by approximately 13.2% because the Company added an average of 11 employees and increased its profit sharing distribution due to increased cash flow in an effort to fairly compensate and retain employees.

General and Administrative Expense

General and Administrative costs from the third quarter of 2010 to 2011 increased 20.1% due to increases  in officer, management and administrative compensation (increased profit sharing and stock option expense), travel expense (petrochemical sales trips and corporate travel to Saudi), group health insurance (premium increase), and property taxes (increased taxable base due to reduction in abatement), offset by decreases in  directors’ fees (lower option expense), post retirement expense (reduced option expenses), legal and professional fees (no acquisition investigation or SEC reporting matters) and Saudi administrative expenses (employment of a project manager and branch manager).

Depreciation

Depreciation increased 18.7% from the third quarter of 2010 to 2011 due to an increase in the amount of depreciable assets including the Isomerization unit and other expenditures as listed immediately below.

Capital Expenditures

Capital Expenditures increased during the third quarter of 2011 from 2010 by 124.4% due to improvements being made in the petrochemical facility including the installation of tankage, improvements to tankage and other equipment, the purchase of land including a warehouse and parking facility, and the construction of a pilot plant for toll processing purposes.

Comparison of Nine Months Ended September 30, 2011 and 2010

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$134,437	$101,184	$33,253	32.9%
Transloading Sales	--	854	(854)	(100.0%)
Processing	3,602	3,549	53	1.5%
Gross Revenue	$138,039	$105,587	$32,452	30.7%

Volume of sales (thousand gallons)
Petrochemical products	37,239	35,861	1,378	3.8%
Transloading	--	504	(504)	(100.0%)

Cost of Materials	$122,283	$92,726	$29,557	31.9%
Total Operating Expense**	25,213	21,401	3,812	17.8%
Natural Gas Expense**	3,854	3,930	(76)	(1.9%)
General & Administrative Expense	8,135	8,229	(94)	(1.1%)
Depreciation*	2,404	2,031	373	18.4%

Capital Expenditures	$3,690	$2,111	$1,579	74.8%
*Includes $2,049 and $1,703 for 2011 and 2010, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the first nine months of 2011 from 2010 by 30.7% primarily due to an increase in the average selling price of 28.7% and total sales volume of 2.4%.

Petrochemical Product Sales

Petrochemical product sales increased by 32.9% from the first nine months of 2010 to the first nine months of 2011 due to an increase in the average selling price of approximately 27.9% and volume of 3.8%.

Transloading Sales

Transloading sales decreased 100% from the first nine months of 2010 to 2011.  Sales in 2010 reflected spot opportunities that were fulfilled.

Processing

Processing revenues increased slightly from the first nine months of 2010 to 2011 by 1.5% reflecting the relatively stable toll processing customer base.

Cost of Materials

Cost of Materials increased 31.9% from the first nine months of 2010 to 2011 due to higher feedstock prices, a 4.3% increase in gallons processed, and an increase in the LIFO adjustment of approximately $624,000.  Average feedstock price per gallon increased 34.0% from the first nine months of 2010 to 2011.

Total Operating Expense

Total Operating Expense increased from the first nine months of 2010 to 2011 by 17.8%.  Natural gas and labor are the largest individual expenses in this category. The cost of natural gas purchased decreased 1.9% from 2010 to 2011 due to higher volume requirements, lower per-unit costs and a credit of approximately $103,000 received in 2010 for a volume adjustment in 2009.  The average price per MMBTU for 2010 was $4.94; whereas, for 2011 the per-unit cost was $4.50.  Volume purchased increased from approximately 816,000 MMBTU to about 856,000 MMBTU but was offset by the decrease in price.  Labor costs were higher by approximately 12.3% because the Company implemented a cost of living increase of 4% between the periods, added an average of 8 employees, and increased its profit sharing distribution due to improved cash flow.

General and Administrative Expense

General and Administrative costs decreased 1.1% from the first nine months of 2010 to 2011 due to decreases in directors’ fees (lower option expense), post retirement benefits (reduced option expense), and legal, accounting fees, and professional fees (no acquisition investigation or SEC reporting matters) offset by increases in officer compensation (additional options issued), payroll (due to cost of living adjustments and increased profit sharing), health insurance premiums (increase in renewal premiums), travel (petrochemical sales trips and corporate travel to Saudi),  Saudi administrative expenses (employment of a project manager and branch manager) and property taxes (increased taxable basis due to capital additions and a decrease in the abatement).

Depreciation

Depreciation increased 18.4% from the first nine months of 2010 to 2011 due to an increase in the amount of depreciable assets including the Isomerization unit and expenditures as listed immediately below.

Capital Expenditures

Capital Expenditures increased 74.8% during the first nine months of 2011 from 2010 primarily due to improvements being made in the petrochemical facility including the addition of storage tanks, improvements to tankage, the purchase of land including a warehouse and parking facility, and the construction of a pilot plant for toll processing purposes.

Contractual Obligations

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$24,241,774	$1,668,029	$16,847,388	$2,826,357	$2,900,000

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

DATE:  November 9, 2011   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                (Registrant)

                                                By: /s/Connie Cook
                                                Connie Cook
                                               Chief Financial Officer