Form 10-K
period 2011-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2012-03-09
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2011 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1600 Hwy 6 S, Suite 240 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2011, of the registrant’s voting securities held by non-affiliates was approximately $77 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 8, 2012:  23,735,165.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 6, 2012.

Item Number and Description

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	32

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	32

PART I

Item 1.   Business.

General

Arabian American Development Company (the “Company”) was incorporated in the State of Delaware in 1967. The Company’s principal business activity is the manufacturing of various specialty petrochemical products.  The Company also owns a 37% interest in Al Masane Al Kobra Mining Company, a Saudi Arabian closed joint stock mining company (“AMAK”) which is just commencing commercial production of copper and zinc concentrate and a 55% interest in Pioche Ely Valley Mines, Inc. (“PEVM”), a Nevada mining corporation which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.  There have been no significant changes during 2011 in the method of conducting our business.

During 2011 the Company operated in one business segment; the manufacturing of various specialty petrochemical products.

United States

Our domestic activities are primarily conducted through a wholly owned subsidiary, Texas Oil and Chemical Co. II, Inc. (the “Petrochemical Company”), which owns all of the capital stock of South Hampton Resources, Inc. (“South Hampton”).  South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products including isopentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”) which owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.

Europe

In 2009 the Company formed South Hampton Resources International, SL (“SHRI”) located in Madrid, Spain.  The Company owned 100% of the capital stock of SHRI.  SHRI served as a sales office for South Hampton products in Europe and the Middle East.  In May of 2011 the Spanish representative returned to the United States, and SHRI will be dissolved.

United States Specialty Petrochemical Operations

South Hampton’s specialty petrochemical facility is approximately 30 miles north of Beaumont and 90 miles east of Houston. The facility consists of seven operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; and (vii) a Hydrocarbon Processing Demonstration Unit. All of these units are currently in operation.

The Penhex Unit has the capacity to process approximately 6,700 barrels per day of fresh feed with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity, very consistent, precise specification materials utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  South Hampton produces eight distinct product streams and markets several combinations of blends as needed in various customer applications.  South Hampton does not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel.  The Penhex Unit had a utilization rate during 2011 of approximately 64%.  This compares to a rate of 54% for 2010.  The Penhex Unit capacity was essentially doubled in 2008 and is now configured in two independent process units.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.  In October 2010 the Company completed the construction of a small Isomerization unit which provides greater flexibility in the product slate and the ability to convert a product which is less in demand, into one which is a stronger performer.

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

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, and Hydrocarbon Processing Demonstration Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 BPD. Together they realized a utilization rate 59% for 2011 and 53% for 2010.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

South Hampton, in support of the petrochemical operation, owns approximately 75 storage tanks with total capacity approaching 225,000 barrels, and 115 acres of land at the plant site, 55 acres of which are developed.  South Hampton also owns a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 53 acres of which 13 acres are developed.

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

South Hampton sells its products to predominantly Fortune 500 companies for use in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industries.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We have an internet presence as well.  South Hampton has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  As a result, with this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. The Company believes that the use of formula pricing can reduce the volatility and increase the predictability of product margins.  However, the Company continues to investigate alternative product pricing methods.  During 2011 and 2010, sales to two customers exceeded 10 percent or more of the Company’s revenues.  In both cases these sales represented multiple products at multiple facilities.

United States Mineral Interests

The Company’s only mineral interest in the United States is its 55% ownership interest in an inactive corporation, PEVM.  PEVM’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres.  All of the claims are located in Lincoln County, NV.   The recent real estate devaluation nation-wide caused the Company to re-evaluate the holdings and a write down of approximately $496,000 was recorded at the end of 2008.  No additional impairment was recorded in 2011, 2010, or 2009.

In late 2008 PEVM commenced dialogue with the Bureau of Land Management (“BLM”) to determine how best to remedy a potential contamination claim on neighboring property.  Communication with the BLM is ongoing.  PEVM has retained an environmental consultant to assist with the resolution of this matter and as of December 31, 2011, the Company had recorded a liability of $350,000 to cover estimated remediation costs as PEVM would have no other source of funds to manage the situation   The Company has liens on several of the patented claims to secure the funds which have been advanced over time.

At this time, neither the Company nor PEVM have plans to develop the mining assets near Pioche, NV.  Periodically proposals are received from outside parties who are interested in developing or using certain assets. Management does not anticipate making any significant domestic mining capital expenditures.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases, or spills are associated with our possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. The Company will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations of more rigorous enforcement of existing laws and regulations.

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

Climate Change. In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (including carbon dioxide and methane), may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation to reduce such emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. In addition, EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act. Furthermore, in September 2009 the EPA finalized regulations that require monitoring and reporting of greenhouse gas emissions on an annual basis including extensive greenhouse gas monitoring and reporting requirements beginning in 2010. Although the greenhouse gas reporting rule does not control greenhouse gas emission levels from any facilities, it will still cause us to incur monitoring and reporting costs for emissions that are subject to the rule. Some of our facilities include source categories that are subject to the greenhouse gas reporting requirements included in the final rule. In December 2009 the EPA also issued findings that greenhouse gases in the atmosphere endanger public health and welfare and emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. The endangerment findings will not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities.

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

TCEQ. In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 75 barrels were recovered during 2011 and 150 barrels during 2010.  The recovered material had an economic value of approximately $8,000 during 2011 and $13,000 during 2010.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale.  At current market values this material, if fully recovered would be worth approximately $2,000,000. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

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

Personnel

The number of regular employees was approximately 160, 145 and 140 at years ended 2011, 2010 and 2009, respectively.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.

During 2010 we either terminated or transferred to AMAK all of our employees working in Saudi Arabia except for 2 who were subsequently terminated early in 2011.  In connection therewith, we paid accrued salaries and termination benefits due these employees with the exception of Mr. Hatem El Khalidi whose termination benefits were accrued pending resolution of lawsuits brought by Mr. El Khalidi against the Company in Saudi Arabia and the United States.  See Item 3. Legal Proceedings.   Mr. Ghazi Sultan, a director of the Company, is acting as the Company’s representative in Saudi Arabia.

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

Investment in AMAK

We own a 37% interest in AMAK, a Saudi Arabian closed joint stock mining company.  AMAK’s mining activities are expected to produce copper, zinc, gold, silver, and possibly nickel.  The AMAK project, which encompasses the Al Masane mine, processing plant and ancillary facilities is located in Najran province in southwestern Saudi Arabia.  Specifically, it is located 75 km northwest of the city of Najran, the provincial capital and midway between the outpost of Rihab and the district town of Sufah.

In August 2010 the Saudi Arabian Ministry of Commerce approved amendments to AMAK’s Articles of Association and Bylaws which provide that the Company fully and completely paid the subscription price for 18,450,000 shares of AMAK stock (or 41% of the issued and outstanding shares), that neither AMAK nor the other AMAK shareholders may require the Company to make an additional capital contribution without the Company’s written consent, and that the Company will retain seats on the AMAK Board equal in number to that of the Saudi Arabian shareholders for a three year period beginning August 25, 2009.  This was the final step in settling the issue as to whether the Company might be obligated to make an additional capital contribution to AMAK.

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") guarantying up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the "Loan").  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees totaling 162.55% of the overall Loan amount.  The other AMAK shareholders provided personal Guarantees.  We were the only AMAK sharehodler providing a corporate Guarantee.  The Loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations.

In July 2011 we announced that the Arab Mining Company (ARMICO) invested US $37.3 million, acquiring five million shares or 10% interest in AMAK.  This capital provided AMAK with the financing necessary to start full production.  ARMICO acquired a seat on AMAK's board which is held by Mr. Sultan Al-Shawli, Saudi Deputy Minister for Petroleum and Minerals.  Mr. Al-Shawli's election increases the total number of board members to nine.

ARMICO paid 28 Saudi Riyals per share for their 10% stake in the AMAK joint stock company.  AMAK's Saudi partners now own 53%, and we own 37%.

Accounting Treatment of Investment in AMAK.  Initially, we accounted for our investment in AMAK using the equity method of accounting under the presumption that since we owned more than 20% of AMAK, we would have the ability to exercise significant influence over the operating and financial policies of AMAK. AMAK’s bylaws require that audited financial statements for each year ended December 31 be submitted to its stockholders by June 30 of the following year. As a result, we expected to obtain the audited financial statements of AMAK by June 30, 2009, and in addition we expected to be able to secure the cooperation of AMAK and its auditors in converting those financial statements from generally accepted accounting principles in Saudi Arabia (“Saudi GAAP”) to U.S. generally accepted accounting principles (“U.S. GAAP”). However, by August 2009, no financial statements of AMAK were produced. In May 2010 we received a draft of the 2009 financial statements of AMAK prepared under Saudi GAAP. At that time we introduced a resolution at a meeting of the AMAK Board of Directors that would require AMAK to produce annual and quarterly financial statements prepared in accordance with U.S. GAAP which the Company required in order to apply the equity method of accounting for the investment. The resolution was defeated as the result of the casting of the tie breaking vote held by the Saudi Chairman of the Board. Consequently, we concluded that since August 2009 we no longer had significant influence over the operating and financial policies of AMAK and changed to the cost method of accounting for our investment in AMAK. We recorded our cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed. Also see Item 1A – Risk Factors - Inability to significantly influence AMAK activities.”

Going forward, the lack of ability to exert significant influence basically means that we hold a passive ownership interest in AMAK. The AMAK Saudi directors have taken the lead in dealing with: (i) various contractors who are constructing the underground and above ground mining facilities, (ii) personnel issues, (iii) credit facilities from third party lenders, and (iv) consultants assisting in various phases of mine development. The Company believes that it has developed a good working relationship with the other AMAK stockholders and feels comfortable with allowing the AMAK Saudi directors to oversee the operation, especially since the project is located in their region and they are better qualified to deal with cultural issues and other unique aspects of doing business in Saudi Arabia. Periodically we make suggestions as to how the operation could be improved and generally the AMAK Saudi directors have been receptive to those ideas.

Cash Flows from AMAK.  Our investment in AMAK will produce cash flows to the Company at such time as AMAK pays dividends. The Company anticipates that AMAK may have the ability to begin paying dividends once it has commenced commercial operations, and cash flows from those operations are sufficient to pay dividends after AMAK first services its $88 million credit facility and AMAK’s Board of Directors sets aside cash for required statutory reserves and any other reserves its Board of Directors believes are necessary and appropriate. Since we have no significant influence over AMAK’s Board of Directors, the amount and timing of dividends we receive from AMAK will be controlled by the other investors in AMAK.

AMAK will nonetheless not begin paying any dividends until it has commenced commercial production and achieved positive operating cash flows.   AMAK successfully completed the construction phase of the mine and turned the facility over to the surface facility operator on November 28, 2011.  Metal concentrates will be trucked to the Port of Jizan and stored until such time as there are quantities sufficient to fill a cargo ship. Once the mine reaches full capacity, several vessels per year will be loaded with copper and zinc concentrates which can then be shipped worldwide.  In an effort to improve cash flow, AMAK is in discussions concerning an advanced payment covenant with its marketing agent, Ocean Partners, and may receive up to 80 percent of the market value for metal concentrates in 1,000 ton increments when stored in a secure area within the mill.

As a result of the foregoing, we do not anticipate receiving any substantial cash flows from our investment in AMAK until 2013 at the earliest, and there can be no assurance as to the amount or timing of any cash flows we will receive from our investment in AMAK.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

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

Item 1A.   Risk Factors.

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

Dependence on a limited number of customers could adversely impact profitability

During 2011, 2010 and 2009, sales to each of two customers by the Petrochemical Company exceeded 10 percent or more of the Company’s revenues.  In both cases these sales represented multiple products at multiple facilities.  The total loss of either of these two customers could adversely affect the Petrochemical Company’s ability to market its products on a competitive basis and generate a profit.

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

Safety, business controls and environmental risk management

Our results depend upon management’s ability to minimize the inherent risks of petrochemical operations, to control effectively our business activities and to minimize the potential for human error.  We apply rigorous management systems and continuous focus to workplace safety and to avoid spills or other adverse environmental events.  Substantial liabilities and other adverse impacts could result if our systems and controls do not function as intended.  Business risks also include the risk of cyber security breaches.  If our systems for protecting against cyber security risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted.

Regulatory and litigation

Even in countries with well-developed legal systems where the Company does business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK’s mining lease for the Al Masane area in Saudi Arabia is subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our investment in AMAK is subject to the risk of expropriation or nationalization. If a dispute arises, the Company may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investment, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. The Company will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, the Company’s ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  We are not currently aware of any specific situations of this nature, but there are always opportunities for this type of difficulty to arise in the international business environment.

Loss of key personnel and management effectiveness

In order to be successful, we must attract, retain and motivate executives and other key employees including those in managerial, technical, sales, and marketing positions. We must also keep employees focused on our strategies and goals. The failure to hire or loss of key employees could have a significant adverse impact on operations.  An important component of our competitive performance is our ability to operate efficiently including our ability to manage expenses and minimize the production of low margin products on an on-going basis.  This requires continuous management focus including technological improvements, cost control and productivity enhancements.  The extent to which we manage these factors will impact our performance relative to competition.  For projects in which we are not in control (such as the AMAK mining project) we depend on the managerial effectiveness of one or more co-investors whom we do not control.

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

Economic and Political Instability; Terrorist Acts; War and Other Political Unrest

The U.S. military action in Iraq and Afghanistan, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, including terrorist related activities and civil unrest in Egypt, Yemen, Libya, Bahrain and Syria, the on-going Iranian nuclear confrontation, as well as the European debt crisis, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Dependence on AMAK management and Board

We are relying upon AMAK’s management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  During 2011 AMAK utilized the services Behre Dolbear of London for ongoing guidance regarding construction, turn over and eventual operation of the ore-processing and underground facilities, and other items to ensure success of the project.  Additionally, AMAK hired two very experienced persons in 2011 to serve as Chief Executive Officer and Chief Financial Officer.  The amount of risk will ultimately depend upon the AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

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

AMAK’s inability to obtain sufficient funding

In the event AMAK is unable to continue to borrow funds in an amount sufficient to fund operations, AMAK may be forced to take other less desirable methods to raise necessary capital such as selling additional equity in AMAK at a possible discount, operations could cease and the newly constructed assets could sit unused and deteriorate over time, or worst case the AMAK shareholders could lose their investment or be forced to sell for a significant loss.

AMAK’s inability to obtain additional mining leases

In the event AMAK is unable to obtain additional mining leases, there would be a loss of future opportunities.

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

Item 1B.   Unresolved Staff Comments.

Not Applicable

Item 2.  Properties.

South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of seven operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; and (vii) a Hydrocarbon Processing Demonstration Unit commissioned in 2011 for Gevo. All of these units are currently in operation.

During 2010 we acquired Silsbee Trading and Transportation Company (“STTC”) which owned and operated 14 transport trucks and 23 trailers for delivery of South Hampton’s products. STTC was subsequently merged into South Hampton.  South Hampton currently owns 16 trucks and 23 trailers.

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

The Company’s only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

The Company has a year-to-year lease on space in an office building in Jeddah, Saudi Arabia, used for storage purposes.  The Company plans to terminate this lease in 2012.
South Hampton has a leased corporate and sales office in Sugar Land, Texas.

Item 3.  Legal Proceedings.

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company.  In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In November 2011 the labor court determined that the Company owed Mr. El Khalidi $255,000 for holiday pay and dismissed the remainder of his claims.  The Company and Mr. El Khalidi have appealed the decision to the next level.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011.  There has been no activity in this matter since transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the case.  The liabilities owed to Mr. El Khalidi will remain recorded on the Company’s books until the lawsuits are resolved.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  South Hampton has placed its insurers on notice of the claim and plans to vigorously defend the case.  No amounts have been accrued for this claim.

On April 14, 2011, and April 27, 2011, South Hampton received notice of three lawsuits filed in Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during the employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  South Hampton has placed its insurers on notice of the claims and plans to vigorously defend the cases.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the Nasdaq Stock Market LLC (“Nasdaq”) during the last two fiscal years under the symbol: ARSD. The following table sets forth the high and low bid prices for each quarter as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Nasdaq
	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter ended December 31, 2011	$10.09	$3.20
Third Quarter ended September 30, 2011	$4.75	$3.16
Second Quarter ended June 30, 2011	$4.47	$3.70
First Quarter ended March 31, 2011	$5.10	$3.65

Fiscal Year Ended December 31, 2010
Fourth Quarter ended December 31, 2010	$4.53	$2.20
Third Quarter ended September 30, 2010	$2.60	$1.63
Second Quarter ended June 30, 2010	$3.30	$1.99
First Quarter ended March 31, 2010	$3.15	$2.14

At March 8, 2012, there were approximately 565 recorded holders (including brokers’ accounts) of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2011.  See Note 10 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the Nasdaq Composite Index and a Peer Group, for the five years ending December 31, 2011.  The graph was constructed on the assumption that $100 was invested in our common stock, the Nasdaq Composite Index and the Peer Group on December 31, 2006, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2011	2010	2009	2008	2007
Revenues	$199,517	$139,110	$117,587	$154,630	$108,638
Net Income (Loss)	$8,430	$2,686	$6,627	$(10,731)	$7,771
Net Income (Loss) Per Share-Diluted	$0.35	$0.11	$0.28	$(0. 46)	$0.33
Total Assets (at December 31)	$110,612	$92,528	$90,487	$96,290	$84,221
Notes Payable (at December 31)	$12	$12	$12	$12	$11,012
Current Portion of Long-Term Debt (at December 31)	$1,500	$1,865	$1,400	$4,920	$31
Total Long-Term Debt Obligations (at December 31)	$22,739	$20,836	$23,439	$23,557	$9,078

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

Business Environment and Risk Assessment

Petrochemical Operations

Worldwide petrochemical demand improved significantly during 2011.  South Hampton benefitted from continued operational excellence and competitive advantages achieved through its business mix and focus on producing high quality products and outstanding customer service.  South Hampton also benefitted from a major competitor’s hiatus from the market and from relatively stable feedstock prices.

During the first half of 2011 feedstock prices continued to exhibit sudden and persistent increases and spikes; however, in mid-June feedstock prices stabilized somewhat, and while still fluctuating, stayed within a range which allowed South Hampton to better manage margins.  The relative stability continued through the end of the year.  At the end of 2011, South Hampton had approximately 10% and 30% of anticipated feed requirements covered by derivative contracts for the first and second quarters of 2012, respectively.

South Hampton has a strategy of moving larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  Product prices move in conjunction with feedstock prices without the necessity of announced price changes.  Because the formulas use an average feedstock price from the prior month, the movement of prices trails the movement of costs, and formula pricing may or may not reflect South Hampton’s actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing may actually improve margins as formula prices trail feed costs downward by approximately 30 days. The use of formula pricing has helped reduce volatility and increase the predictability of product margins.  As previously noted, South Hampton continues to investigate alternative product pricing methods.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $0.94 million during the year ended December 31, 2011.  The change in cash and cash equivalents is summarized as follows:

	2011	2010	2009
Net cash provided by (used in)	(in thousands)
Operating activities	$4,056	$11,330	$6,515
Investing activities	(6,638)	(3,149)	(3,184)
Financing activities	1,646	(3,023)	(3,638)
Increase (decrease) in cash and equivalents	$(936)	$5,158	$(307)
Cash and cash equivalents	$6,674	$7,610	$2,452

Operating Activities

Operating activities generated cash of approximately $4,056,000 during fiscal 2011 as compared with cash provided of approximately $11,330,000 during fiscal 2010.  Although the Company’s net income increased by $5,745,000 from 2010 to 2011, the cash provided by operations decreased 64.2% due primarily to the following factors:

•	Net income for 2010 included a non-cash equity in loss from AMAK charge of $263,000 as compared to $0 in 2011;

•	Trade receivables for 2011 increased approximately $12,041,000 (due to increased sales volume and selling price) as compared to a decrease of $1,062,000 in 2010;

•	Notes receivable for 2011 decreased approximately $35,000 (due to the payoff of the note) as compared to a decrease of $389,000 in 2010;

•	As the result of an increase in volume and cost, the increase in inventory was approximately $3,539,000 in 2011 as compared to an increase of about $852,000 in 2010;

•
In 2010 the Company received an income tax refund of $4,510,000 which had been recognized as a non-cash credit (increase in tax receivable) in 2009 as compared to income tax receivable in 2011 of $216,000;

These sources of decreased operating cash flow were partially offset by the following increases in the cash provided by operations:

•	Net income for 2011 included a non-cash depreciation charge of $3,220,000 as compared to 2010 which included a non-cash depreciation charge of $2,613,000, a change of $607,000;

•	Net income for 2011 included non-cash compensation charges of $872,000 as compared to $808,000 in 2010, a change of $64,000;

•	Net income for 2011 included non-cash amortization charges of $250,000 as compared to $0 in 2010, a change of $250,000;

•	Net income for 2011 included a non-cash deferred tax benefit of $860,000 as compared to 2010 which included a non-cash deferred tax benefit of $685,000, a change of $175,000;

•	Other liabilities increased for 2011 by $1,628,000 (due to the receipt of funds from Gevo for construction of the hydrocarbon processing demonstration unit) as compared to $0 in 2010;

•
Accounts payable and accrued liabilities increased for 2011 by approximately $4,246,000 (due to an increase in the amount owed for feedstock, freight, taxes, and compensation) while in 2010 there was a decrease of about $504,000 (due to the decrease in the amount owed for federal income tax); and

•
Accrued liabilities in Saudi Arabia decreased approximately $76,000 (due to the payment of amounts owed for termination benefits to Saudi employees) as compared to a decrease of $207,000 (also due to the payment of amounts owed for termination benefits to Saudi employees).

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

Investing Activities

Cash used for investing activities during fiscal 2011 was approximately $6,638,000, representing an increase of approximately $3,489,000 over the corresponding period of 2010.  Capital expenditures increased approximately 124.9% from 2010 to 2011.  During 2011 approximately $1.9 million was expended for the construction of a hydrocarbon processing demonstration unit in connection with the Gevo contract.  In addition expenditures were made for the following:  $695,000 for land surrounding the petrochemical facility, $977,000 for tankage, $310,000 to refurbish the Cyclo Unit, $198,000 for construction equipment, and $168,000 for a maintenance warehouse.

Cash used for investing activities during fiscal 2010 was approximately $3,149,000, representing a decrease of approximately $35,000 over the corresponding period of 2009.  Capital expenditures decreased approximately 9.0% from 2009 to 2010.  During 2010 approximately $1.8 million was expended for the construction of an isomerization and hexane treater unit.  This expenditure provides greater flexibility in our product mix as the isomerization unit allows the conversion of normal pentane into isopentane.

Capital expenditures decreased significantly from 2008 to 2009 due to the completion in 2008 of the expansion project.  The hexane treater unit was the final phase of the 2008 expansion.

Approximately $250,000 in cash was used for the South Hampton/STTC merger in 2010.  See Note 1 to the Consolidated Financial Statements.

Financing Activities

Cash provided in financing activities during fiscal 2011 increased approximately $4,669,000 compared to the corresponding period of 2010.  We made principal payments on long-term debt during 2011 of $2,000,000 on our line of credit and $2,461,000 on term loans.  Additions to long term debt of $6.0 million were from draws on the line of credit.

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

Credit Agreement

On May 25, 2006, South Hampton entered into a Credit Agreement, as amended, with Bank of America.  We were in compliance with all of our financial covenants as of December 31, 2011, under the Credit Agreement except for the capital expenditure limit which was waived by Bank of America.  All of our obligations under the Credit Agreement are fully and unconditionally secured pursuant to a perfected first priority security interest on all of South Hampton’s assets.  As of December 31, 2011, the Credit Agreement provided for an aggregate principal amount of up to $32 million available through the following facilities: (i) $18 million revolving credit facility which includes a $3 million sublimit for use in the hedging program and a $9 million sublimit for the issuance of standby or commercial letters of credit; and (ii) $14 million term loan (advanced as a $10 million loan and a $4 million loan) obtained in 2007 to finance the expansion of South Hampton’s petrochemical facility.  The revolving credit facility matures on June 30, 2013, and the term loan matures on October 31, 2018.

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

In March 2008 we entered into a pay-fixed, receive-variable interest rate swap agreement with respect to the $10.0 million floating rate term loan under the credit facility.  The notional amount of the interest rate swap was $6,750,000 at December 31, 2011.  The Company receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  The swap agreement terminates on December 15, 2017.  We designated the interest rate swap agreement as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  The derivative instrument is reported at fair value with any changes in fair value reported within other comprehensive income (Loss) in our Statement of Stockholders’ Equity.  At December 31, 2011, Accumulated Other Comprehensive Loss net of $385,555 tax was $748,430 related to this transaction.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2011, was 2.75%.  The Credit Agreement includes customary representations and warranties made by us to Bank of America.

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

On November 30, 2010, due to the South Hampton/STTC merger, various notes were assumed.  The agreements were with JPMorgan Chase Bank, NA and were originally created for the purchase of transportation equipment. These notes were paid off during 2011.

On November 30, 2010, as part of the consideration for the acquisition of STTC, South Hampton issued a $300,000 note to Nicholas N. Carter, our President and CEO, with a 3-year term bearing interest at 4.0% per annum.  Principal and interest are payable annually on November 30th of each year.  As of December 31, 2011, the principal amount of the note was $200,000.

On December 7, 2010, STTC entered into a loan agreement with JPMorgan Chase Bank, NA for approximately $397,000 for the purchase of transportation equipment.  This note was paid off during 2011.

Results of Operations

Comparison of Years 2011, 2010, 2009

The discussion of the business uses the tables below for purposes of illustration and discussion. The reader should rely on the Audited Financial Statements attached to this report for financial analysis under United States generally accepted accounting principles.

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$194,620	$133,579	$61,041	45.7%
Transloading Sales	-	854	(854)	(100.0%)
Processing	4,897	4,677	220	4.7%
Gross Revenue	$199,517	$139,110	$60,407	43.4%

Volume of sales (thousand gallons)	54,256	46,721	7,535	16.1%

Cost of Materials	$138,287	$93,298	$44,989	48.2%
Petrochemical Facility Operating Expense	35,314	28,597	6,717	23.5%
Natural Gas Expense*	5,266	4,991	275	5.5%
General & Administrative Expense	11,777	10,930	847	7.7%

Capital Expenditures	$6,518	$2,899	$3,619	124.8%

	2010	2009	Change	%Change
	(in thousands)
Petrochemical Product Sales	$133,579	$109,179	$24,400	22.3%
Transloading Sales	854	4,625	(3,771)	(81.5%)
Processing	4,677	3,783	894	23.6%
Gross Revenue	$139,110	$117,587	$21,523	18.3%

Volume of sales (thousand gallons)	46,721	49,909	(3,188)	(6.4%)

Cost of Materials	$93,298	$69,474	$23,824	34.3%
Petrochemical Facility Operating Expense	28,597	26,214	2,383	9.1%
Natural Gas Expense*	4,991	4,572	419	9.2%
General & Administrative Expense	10,930	9,145	1,785	19.5%

Capital Expenditures	$2,899	$3,184	$(285)	(9.0%)
*Natural gas expense is included in operating expense as shown on the face of the Consolidated Financial Statements

Revenues

2010-2011

Revenues increased from 2010 to 2011 by approximately 43.4% primarily due to an increase in the average selling price of 24.7% and an increase in sales volume of 16.1%.  Average selling price rose due to the increase in raw material costs which influences the calculation of selling prices.  Sales volume increased due to growth in market share and the use of our products in emerging technologies.  Numerous contracts were initiated and/or renewed during 2011.

Processing revenues increased from 2010 to 2011 primarily due to one of our toll customers running above take or pay minimum during 2011.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue opportunities.

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

Cost of Materials

2010-2011

Cost of Materials increased from 2010 to 2011 due to higher feedstock prices which increased an average of 30.7% and an increase in volume purchased of 17.7%.  The Petrochemical Company uses natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets. Alternative uses are in motor gasoline blending, ethanol denaturing, and as a feedstock in other petrochemical processes, including ethylene crackers.  The price of natural gasoline historically has an 88% correlation to the price of crude oil although after the 2008 drop in the crude market, the price is more closely aligned with unleaded gasoline price movements.  The price of feedstock generally does not carry the day to day volatility of crude oil simply because the market is made by commercial users and there is not the participation of non-commercial speculators as is true with commodities trading on public exchanges. Cost of Materials in 2011 was reduced by $403,000 for the net recognized and unrecognized gains the Company recorded on feedstock and natural gas contracts purchased to hedge against changes in commodity prices. Cost of Materials in 2010 was reduced by $205,000 of net recognized and unrecognized gains the Company recorded on feedstock and natural gas contracts purchased to hedge against changes in commodity prices.  See Note 19 of Notes to the Consolidated Financial Statements.

2009-2010

Cost of Materials increased from 2009 to 2010 due to higher feedstock prices which increased an average of 38.9%.  Cost of Materials in 2010 was reduced by $205,000 for the net recognized and unrecognized gains the Company recorded on feedstock and natural gas contracts purchased to hedge against changes in commodity prices. Cost of Materials in 2009 was reduced by $1,120,000 of net recognized and unrecognized gains the Company recorded on feedstock and natural gas contracts purchased to hedge against changes in commodity prices.  See Note 19 of Notes to the Consolidated Financial Statements.

Petrochemical Operating and Natural Gas Expense

2010-2011

Total Operating Expense for the Petrochemical Company increased from 2010 to 2011.  Natural gas, labor and transportation costs are the largest individual expenses in this category. The cost of natural gas purchased increased 5.5% from 2010 to 2011 due to an increase in the volume used of 13.6% offset by lower average per-unit costs of 8.6%.  The average price per MMBTU for 2011 was $4.32; whereas, for 2010 the per-unit cost was $4.73.  Volume purchased increased from 1,077,000 MMBTU to 1,224,000 MMBTU.  Labor increased approximately 13.5% due to a 15.8% increase in personnel and a 34.2% increase in profit sharing.  Transportation costs increased 43.8% due to additional costs involved in shipping products overseas and an increase in the number of overall shipments.  Transportation costs are recovered through our selling price.

2009-2010

Total Operating Expense for the Petrochemical Company increased from 2009 to 2010.  Natural gas, labor and transportation costs are the largest individual expenses in this category. The cost of natural gas purchased increased 11.4% from 2009 to 2010 due to higher per-unit costs.  The average price per MMBTU for 2009 was $4.07; whereas, for 2010 the per-unit cost was $4.73.  Volume purchased actually decreased from 1,124,000 MMBTU to 1,077,000 MMBTU.  Labor increased slightly by approximately 2.2%.  Transportation costs increased 22% due to additional costs involved in shipping products overseas.

General and Administrative Expense

2010-2011

General and Administrative costs from 2010 to 2011 increased 7.7% due to expenses recorded for administrative payroll costs, officers’ compensation, insurance premiums, travel costs, investor relations’ expenses, and expenses in Saudi Arabia.  Payroll costs increased approximately $575,000 due to a cost of living adjustment being implemented and an increase in management and officer compensation.  Officer compensation increased due to the award of bonus compensation upon meeting target performance as outlined in the executive compensation policy.  Group health insurance premiums increased 20.1% due to the health insurance environment.   Travel and investor relations’ expenses increased due to an increase in the number of trips to Saudi Arabia and investor conferences.  Expenses in Saudi Arabia increased due to the addition of a branch manager for the Jeddah office and the hiring of a consultant to assist with oversight of our AMAK investment.   These increases were offset by decreases in consulting fees, directors’ fees, accounting fees, post-retirement benefits and legal fees.   Consulting fees decreased approximately $493,000 in a return to normal operations.  Legal fees also declined approximately $240,000 for the year due to decreased assistance provided by outside parties.

2009-2010

General and Administrative costs from 2009 to 2010 increased 19.5% due to expenses recorded for PEVM environmental issues, administrative payroll costs, insurance premiums, consulting fees, property taxes, directors’ fees, post-retirement benefits, and legal fees.  Payroll costs increased approximately $392,000 due to the addition of personnel and the 2009 cost of living adjustment being in effect for all of 2010 versus one-half of the 2009 fiscal year.  Insurance premiums increased approximately $313,000 largely due to additional property coverage, an increase in health insurance premiums, and addition of a credit policy.  Consulting fees increased about $271,000 due to the employ of a compensation consultant and an energy consultant for hedging purposes.  Directors’ fees increased approximately $265,000 due to the newly approved directors’ fees policy.  Legal fees also rose approximately $307,000 for the year due to additional assistance provided by outside parties in response to issues with SEC comment letters, affairs in Saudi Arabia, merger and acquisition opportunities and litigation.  On the positive side, the adjustment to the allowance for doubtful accounts decreased based upon historical bad debt calculation.  Administrative costs in Saudi Arabia also decreased significantly.

Our general and administrative expenses have two principle components; general and administrative expenses for our petrochemical operation and general corporate expenses.

General & Administrative Expenses for our Specialty Petrochemicals Operations

	2011	2010	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$8,593	$7,963	$630	7.9%

General and Administrative costs increased from 2010 to 2011 7.9% due to increases in administrative payroll and health insurance premiums.  Payroll costs increased approximately $575,000 due to a cost of living adjustment and an increase in management salaries.  Health insurance premiums increased about $253,000 mainly due to the health insurance environment and several large claims being made within the group.  On the positive side, consulting fees decreased about $505,000 due to a reduction in the amount of time that consultants were used for purposes outside the norm and general and auto insurance policy premiums decreased about $111,000 upon renewal.

	2010	2009	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$7,963	$7,200	$763	10.6%

General and Administrative costs from 2009 to 2010 increased 10.6% due to increases in administrative payroll, insurance premiums, consulting fees and property taxes.  Payroll costs increased approximately $392,000 due to the addition of personnel and the 2009 cost of living adjustment being in effect for all of 2010 versus one-half of the 2009 fiscal year.  Insurance premiums increased about $313,000 largely due to additional property coverage, an increase in health insurance premiums, and the addition of a credit policy.  Consulting fees increased about $189,000 due to employ of an energy consultant for hedging purposes.   Property taxes increased approximately $103,000 due to a higher taxable base plus a decrease in the amount of the abatement allowed for the plant expansion.

General Corporate Expenses

(in thousands)	2011	2010	Change	% Change
General corporate expenses	$3,184	$2,967	$217	7.3%

General corporate expenses increased from 2010 to 2011 primarily due to increases in officer compensation of $418,000 (due to the target operating income level being attained), travel of $91,000, investor related charges of $45,000, and administrative expenses in Saudi of $399,000 offset by decreases in post-retirement benefits of $275,000, directors’ fees of $129,000, accounting fees of $183,000, and legal fees of $304,000.

(in thousands)	2010	2009	Change	% Change
General corporate expenses	$2,967	$1,945	$1,022	52.5%

General corporate expenses increased from 2009 to 2010 primarily due to increases in officer compensation of $90,000 post-retirement benefits of $133,000, directors’ fees of $265,000, travel of $122,000, accounting fees of $149,000, consulting fees of $83,000, legal fees of $381,000 $350,000 due to accrued environmental liability on PEVM and equity in loss of AMAK of $263,000 offset by decreases in Saudi corporate expenses of $489,000.

Capital Resources and Requirements

2010-2011

Capital expenditures increased approximately 124.8% from 2010 to 2011.  During 2011 approximately $1.9 million was expended for the construction of a hydrocarbon processing demonstration unit for use in connection with the Gevo processing agreement.  Gevo provided 100% of the capital for this project.  In addition expenditures were made for the following:  $695,000 for land surrounding the petrochemical facility, $977,000 for tankage, $310,000 to refurbish the Cyclopentane Unit, $198,000 for construction equipment, and $168,000 for a maintenance warehouse.

2009-2010

Capital expenditures decreased approximately 9.0% from 2009 to 2010.  During 2010 approximately $1.8 million was expended for the construction of an isomerization and hexane treater unit.  This expenditure provides greater flexibility in our product mix as the isomerization unit allows the conversion of normal pentane into isopentane.  The hexane treater unit was the final phase of the 2008 expansion.

Capital expenditures typically average $4.0 million per year for facility improvements.  At December 31, 2011, there was $3.5 million available on the Company’s line of credit.  The Company believes that operating cash flows along with credit availability will be sufficient to finance its 2012 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$24,239,488	$1,500,000	$17,389,488	$2,800,000	$2,550,000

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

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

In December 2011 the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

In December 2011 FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this Update is to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

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

The Company’s petrochemical facility is currently its only revenue generating asset.  The facility was in full operation at December 31, 2011.  Plant, pipeline and equipment costs are reviewed annually to determine if adjustments should be made.

The Company assesses the carrying values of its assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, equity transactions, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, the Company will not be required to take a material write-down of any of its mineral properties.

Environmental Liabilities

The Petrochemical Company is subject to the rules and regulations of the TCEQ, which inspects the operations at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business, evidence of groundwater contamination was discovered in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years.

In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by PEVM.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently commenced dialogue with the BLM in late 2008 to determine how best to remedy the situation.  Communication with the BLM is continuing.  PEVM has retained an environmental consultant to assist with the resolution of this matter and as of December 31, 2011, had recorded a liability of $350,000 to cover estimated remediation costs.

 Share-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity.  The Company’s guarantee for AMAK’s debt is considered an off balance sheet arrangement.  Please see further discussion under “Investment in AMAK” in Item 1. Business.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a valuation allowance against a portion of its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may reverse the valuation allowance against deferred tax assets. The Company assesses its tax positions taken or expected to be taken in a tax return to record any unrecognized tax benefits.  At January 1, 2007 (adoption date), and at December 31, 2011, there were no unrecognized tax benefits.

Derivative Instruments

The Company uses financial commodity agreements to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The commodity agreements are recorded in our consolidated balance sheets as either an asset or liability measured at fair value. Our commodity agreements are not designated as hedges; therefore, all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of operations.

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $6,750,000 at December 31, 2011.  South Hampton receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Consolidated Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The fair value of the derivative liability associated with the interest rate swap at December 31, 2011, and 2010 totaled $1,133,985 and $1,116,220, respectively.  The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss is reclassified into income when interest is paid.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2011, 2010 and 2009, the Company had approximately $24,039,000, $21,439,000 and $28,839,000, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $2,039,000, $2,144,000 and $2,484,000 at December 31, 2011, 2010 and 2009, respectively.  However, the interest rate swap will limit this exposure in future periods on $10.0 million of the outstanding term debt.

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

At the end of 2011, market risk for 2012 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2011.   The Company had economic hedges in effect at December 31, 2011, through June 2012.  Assuming that 2012 total petrochemical product sales volumes stay at the same rate as 2011 and that feed prices stay in the range that they were at the end of the year, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $14,000,000 in fiscal 2012.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2011, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, The Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by BKM Sowan Horan, LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arabian American Development Company

We have audited Arabian American Development Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arabian American Development Company as of December 31, 2011, and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 9, 2012

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets dated December 31, 2011 and 2010
Consolidated Statements of Income for the three years ended December 31, 2011
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2011
Consolidated Statements of Cash Flows for the three years ended December 31, 2011
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2011.

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
10(a)
- Partnership Agreement dated August 6, 2006 between Arabian American Development Company, Thamarat Najran Company, Qasr Al-Ma’adin Corporation, and Durrat Al-Masani’ Corporation (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (file No. 0-6247))

10(b)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-33926))

10(c)*
- Stock Option Plan of Arabian American Development Company for Key Employees adopted April 7, 2008 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(d)*
- Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10(e)
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

Exhibit Number	Description
10(j)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10(k)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(l)
- Letter of Intent dated November 30, 2010, between South Hampton Transportation, Inc. and Silsbee Trading and Transportation Corp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010 (file No. 001-33926))

10(m)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(n)
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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: March 9, 2012                                           By:/s/ Nicholas Carter
                                                                                Nicholas Carter
                                                                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 9, 2012.

Signature	Title
/s/ Nicholas Carter Nicholas Carter	President, Chief Executive Officer and Director (principal executive officer)
/s/ Connie Cook Connie Cook	Chief Financial Officer (principal financial and accounting officer)
/s/ John R. Townsend John R. Townsend	Director
/s/ Allen P. McKee Allen P. McKee	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Ghazi Sultan Ghazi Sultan	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arabian American Development Company

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. Our audit also includes the financial statement schedule listed in the index at Schedule II. Arabian American Development Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arabian American Development Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKM Sowan Horan, LLP
Addison, Texas

March 9, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arabian American Development Company
Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 of Arabian American Development Company and Subsidiaries (the Company).  Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2009. These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated changes in stockholders’ equity, results of operations and cash flows of Arabian American Development Company and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Travis Wolff, LLP

Dallas, Texas
March 15, 2010

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,673,987	$7,609,943
Financial contracts	392,864	177,446
Trade receivables, net of allowance for doubtful accounts of $210,000 and $155,000, respectively	23,198,132	11,212,290
Current portion of notes receivable, net of discount of $0 and $684, respectively (Note 6)	-	34,427
Prepaid expenses and other assets	681,168	669,367
Contractual based intangible assets (Note 1)	250,422	250,422
Inventories (Note 5)	9,456,365	5,917,283
Deferred income taxes (Note 15)	1,169,124	487,513
Taxes receivable (Note 15)	-	216,461

Total current assets	41,822,062	26,575,152

PLANT, PIPELINE, AND EQUIPMENT – AT COST	60,624,093	54,703,710
LESS ACCUMULATED DEPRECIATION	(23,671,722)	(20,839,442)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 7)	36,952,371	33,864,268

INVESTMENT IN AMAK (Note 8)	30,883,657	30,883,657
MINERAL PROPERTIES IN THE UNITED STATES (Note 9)	588,311	588,311
CONTRACTUAL BASED INTANGIBLE ASSETS, net of current portion (Note 1)	354,764	605,185
OTHER ASSETS	10,938	10,938

TOTAL ASSETS	$110,612,103	$92,527,511

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2011	2010
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,857,498	$2,778,161
Accrued interest	115,865	120,533
Current portion of derivative instruments (Notes 4 and 19)	344,531	396,527
Accrued liabilities (Note 11)	2,944,470	1,777,642
Accrued liabilities in Saudi Arabia (Note 12)	139,731	184,593
Notes payable	12,000	12,000
Current portion of post-retirement benefit (Note 20)	258,055	246,605
Current portion of long-term debt (Note 10)	1,500,000	1,864,770
Current portion of other liabilities	936,891	199,939

Total current liabilities	12,109,041	7,580,770

LONG-TERM DEBT, net of current portion (Note 10)	22,739,488	20,836,098
POST- RETIREMENT BENEFIT, net of current portion (Note 20)	648,696	680,196
DERIVATIVE INSTRUMENTS, net of current portion (Notes 4 and 19)	789,453	719,693
OTHER LIABILITIES, net of current portion	1,071,115	390,232
DEFERRED INCOME TAXES (Note 15)	7,015,898	5,480,683

Total liabilities	44,373,691	35,687,672

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common Stock - authorized 40,000,000 shares of $.10 par value; issued and outstanding, 23,731,415 and 23,682,915 shares in 2011 and 2010, respectively	2,373,142	2,368,291
Additional Paid-in Capital	44,137,773	43,162,641
Accumulated Other Comprehensive Loss	(748,430)	(736,706)
Retained Earnings	20,186,704	11,756,390
Total Arabian American Development Company Stockholders’ Equity	65,949,189	56,550,616
Noncontrolling interest	289,223	289,223
Total equity	66,238,412	56,839,839

TOTAL LIABILITIES AND EQUITY	$110,612,103	$92,527,511

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2011	2010	2009
Revenues
Petrochemical product sales	$194,619,696	$133,579,088	$109,178,541
Processing	4,896,828	4,677,470	3,783,457
Transloading sales	--	853,636	4,624,681
	199,516,524	139,110,194	117,586,679
Operating costs and expenses
Cost of petrochemical product sales and processing (including depreciation of $2,744,256, $2,271,408, and $2,246,309, respectively)	173,600,205	121,894,912	95,688,819
Gross Profit	25,916,319	17,215,282	21,897,860

General and Administrative Expenses
General and administrative	11,777,058	10,930,141	9,144,710
Depreciation	475,526	433,372	443,538
	12,252,584	11,363,513	9,588,248

Operating income	13,663,735	5,851,769	12,309,612

Other income (expense)
Interest income	3,576	16,184	63,669
Interest expense	(1,113,292)	(1,132,968)	(1,327,530)
Equity in loss from AMAK (Note 8)	--	(262,500)	--
Miscellaneous income (expense)	3,203	(84,015)	(74,332)
	(1,106,513)	(1,463,299)	(1,338,193)
Income before income tax expense	12,557,222	4,388,470	10,971,419

Income tax expense	4,126,908	1,702,816	4,343,968

Net income	8,430,314	2,685,654	6,627,451

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Arabian American Development Company	$8,430,314	$2,685,654	$6,627,451

Net income per common share
Basic earnings per share	$0.35	$0.11	$0.28
Diluted earnings per share	$0.35	$0.11	$0.28

Weighted average number of common shares outstanding
Basic	23,992,538	23,769,047	23,733,955
Diluted	24,267,289	23,780,303	23,800,499

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010, and 2009

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Total	Interest	Equity

DECEMBER 31, 2008	23,421,995	$2,342,199	$41,325,207	$(1,120,072)	$2,443,285	$44,990,619	$289,223	$45,279,842

Stock options
Issued to Directors	-	-	234,922	-	-	234,922	-	234,922
Issued to Employees	-	-	4,439	-	-	4,439	-	4,439
Stock issued to Directors	12,000	1,200	39,600	-	-	40,800	-	40,800
Unrealized Gain on Interest Rate Swap (net of income tax expense of $143,612)	-	-	-	278,775	-	278,775	-	278,775
Net Income	-	-	-	-	6,627,451	6,627,451	-	6,627,451
Comprehensive Income	-	-	-	-	-	6,906,226	-	-

DECEMBER 31, 2009	23,433,995	$2,343,399	$41,604,168	$(841,297)	$9,070,736	$52,177,006	$289,223	$52,466,229

Stock options
Issued to Directors	-	-	293,060	-	-	293,060	-	293,060
Issued to Employees	-	-	102,403	-	-	102,403	-	102,403
Issued to Former Director	-	-	372,576	-	-	372,576	-	372,576
Common Stock
Issued to Directors	14,000	1,400	29,540	-	-	30,940	-	30,940
Issued to Employees	2,750	275	8,663	-	-	8,938	-	8,938
Issued for STTC purchase	232,170	23,217	752,231	-	-	775,448	-	775,448
Unrealized Gain on Interest Rate Swap (net of income tax expense of $53,880)	-	-	-	104,591	-	104,591	-	104,591
Net Income					2,685,654	2,685,654		2,685,654
Comprehensive Income	-	-	-	-	-	2,790,245	-	-

DECEMBER 31, 2010	23,682,915	$2,368,291	$43,162,641	$(736,706)	$11,756,390	$56,550,616	$289,223	$56,839,839

Stock options
Issued to Directors	-	-	190,144	-	-	190,144	-	190,144
Issued to Employees	-	-	584,793	-	-	584,793	-	584,793
Issued to Former Director	-	-	97,140	-	-	97,140	-	97,140
Common Stock
Issued to Directors	41,000	4,101	87,230	-	-	91,331	-	91,331
Issued to Employees	7,500	750	15,825	-	-	16,575	-	16,575
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $6,040)	-	-	-	(11,724)	-	(11,724)	-	(11,724)
Net Income	-	-	-	-	8,430,314	8,430,314	-	8,430,314
Comprehensive Income						8,418,590

DECEMBER 31, 2011	23,731,415	$2,373,142	$44,137,773	$(748,430)	$20,186,704	$65,949,189	$289,223	$66,238,412

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2011	2010	2009
Operating activities
Net income attributable to Arabian American Development Co.	$8,430,314	$2,685,654	$6,627,451
Adjustments to reconcile net income
to Arabian American Development Co. to Net cash provided by operating activities:
Depreciation	3,219,782	2,613,164	2,689,847
Accretion of notes receivable discounts	(684)	(16,109)	(53,628)
Unrealized gain on derivative instruments	(215,418)	(177,448)	(6,976,232)
Share-based compensation	872,077	807,917	280,161
Provision for doubtful accounts	55,000	28,500	111,154
Amortization of contractual based intangible asset	250,421	-	-
Deferred income taxes	859,644	684,582	8,977,317
Postretirement obligation	11,451	-	23,378
Equity in loss from AMAK	-	262,500	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(12,040,842)	1,062,165	(510,083)
Decrease in notes receivable	35,111	389,070	582,177
(Increase) decrease in income tax receivable	216,461	4,510,247	(4,297,082)
Increase in inventories	(3,539,082)	(852,114)	(2,618,969)
Decrease in prepaid expenses and other assets	108,222	70,622	59,353
Decrease in derivative instruments deposits	-	-	3,950,000
Increase in other liabilities	1,628,002	-	773,000
Increase (decrease) in accounts payable and accrued liabilities	4,246,165	(504,088)	(2,146,279)
Increase (decrease) in accrued interest	(4,668)	(28,005)	1,077
Decrease in accrued liabilities in Saudi Arabia	(76,363)	(206,764)	(957,876)
Net cash provided by operating activities	4,055,593	11,329,893	6,514,766

Investing activities
Additions to plant, pipeline and equipment	(6,518,052)	(2,898,752)	(3,184,140)
Net advances to AMAK	(120,023)	-	-
Purchase of STTC transportation company	-	(250,000)	-
Net cash used in investing activities	(6,638,075)	(3,148,752)	(3,184,140)

Financing Activities
Issuance of common stock	107,906	-	-
Additions to long-term debt	6,000,000	1,396,751	2,530,761
Repayment of long-term debt	(4,461,380)	(4,419,563)	(6,169,009)
Net cash provided (used) in financing activities	1,646,526	(3,022,812)	(3,638,248)

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2011	2010	2009

Net increase (decrease) in cash	(935,956)	5,158,329	(307,622)

Cash and cash equivalents at beginning of year	7,609,943	2,451,614	2,759,236

Cash and cash equivalents at end of year	$6,673,987	$7,609,943	$2,451,614

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,070,985	$1,160,972	$1,334,453
Cash payments (net of refunds) for taxes	$3,044,810	$(3,547,394)	$(278,622)

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$210,167	$551,340	$621,864
Unrealized loss/(gain) on interest rate swap, net of tax benefit/expense	$11,724	$(104,591)	$(278,775)
Net assets acquired in purchase of STTC Transportation Company	$--	$1,025,448	$--

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activity is manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Operations”).  The Company also owns 37% of a Saudi Arabian joint stock company, Al Masane Al Kobra (“AMAK”) (see Note 8) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”), and Silsbee Trading and Transportation Company (“STTC”) which was dissolved and merged into South Hampton during 2011.  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  The Company also owned 100% of the capital stock of South Hampton Resources International, SL (“SHRI”) located in Spain which served as a sales office for South Hampton.  SHRI was dissolved in January 2012.  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity solvents used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.  Gulf State owns and operates three pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

The Company attributes revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2011, 2010, and 2009, originated in the United States.  In addition, all of our long-lived assets are in the United States.

On November 30, 2010, the Company entered into a Letter of Intent and Agreement and Plan of Reorganization with STTC owned by Nicholas N. Carter, the President and CEO of the Company, pursuant to which South Hampton Transportation, Inc. (“SHTI”), a Delaware corporation and a wholly owned subsidiary of TOCCO, acquired 100% of the common stock of STTC. The acquisition was completed on November 30, 2010, with STTC being the surviving entity.  The Company subsequently merged STTC into South Hampton with South Hampton as the surviving corporation and STTC being dissolved.  Prior to the acquisition of STTC, South Hampton leased transportation related equipment from STTC pursuant to a Master Lease Agreement dated February 3, 2009, which was set to expire in May 2014.  The purpose of the acquisition of STTC was the acquisition of various transportation related assets from STTC that are important to South Hampton’s operations and termination of a related-party transaction and lease agreement (see Note 18).

The acquisition was accounted for by the acquisition method of accounting and the fair value of the acquisition consideration was allocated to the fair value assets and liabilities as of the date of the acquisition as follows:

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

The contractual based intangible asset represented STTC’s right under its lease agreement to lease equipment to and receive lease payments from South Hampton through May 2014.  The amount recorded for this asset was based on the discounted net cash flows STTC would have received and represents South Hampton’s cost to cancel the lease by acquiring STTC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the financial position, results of operations, and cash flows of the Company, TOCCO, South Hampton, Gulf State, SHRI and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in which the Company does not have significant influence are accounted for using the cost method of accounting.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware.  For the years ended December 31, 2011, 2010, and 2009, the allowance balance was increased by $55,000, $28,500, and $111,000 respectively.  The Company tracks customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2011 or 2010.

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes during December 31, 2011, and 2010, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectibility of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2010.  The notes were paid in full during 2011.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2011, and 2010, the Company’s remaining mining assets held by PEVM had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to this project.

Plant, Pipeline and Equipment - Plant, pipeline and equipment are stated at cost.  Depreciation is provided over the estimated service lives using the straight-line method.  Gains and losses from disposition are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements are capitalized.

Interest costs incurred to finance expenditures during construction phase are capitalized as part of the historical cost of constructing the assets.  Construction commences with the development of the design and ends when the assets are ready for use.  Capitalized interest costs are included in plant, pipeline and equipment and are depreciated over the service life of the related assets.

Platinum catalyst is included in plant, pipeline and equipment at cost.  Amortization of the catalyst is based upon cost less estimated salvage value of the catalyst using the straight line method over the estimated useful life (see Note 7).

Contractual Based Intangible Assets – The contractual based intangible asset represented STTC’s right under its lease agreement to lease equipment to and receive lease payments from South Hampton through May 2014.  The amount recorded for this asset was based on the discounted net cash flows STTC would have received, and represents South Hampton’s cost to cancel the lease by acquiring STTC (see Note 1).  These costs are being amortized straight line over the remaining life of the lease at acquisition which at December 31, 2011, and 2010, was 29 and 41 months, respectively.  The amortization expense expected to be recognized for each of the years ending 2012, 2013, and 2014, is approximately $250,000, $250,000 and $100,000, respectively.

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

Revenue recognition – Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred or when the service is performed and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is assured. For the Company’s petrochemical product sales these criteria are generally met, and revenue is recognized, when the product is delivered or title is transferred to the customer.  Transloading sales and processing are service oriented and are recorded as services are rendered.  Sales are presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers are recorded as a component of revenue.

Shipping and handling costs - Shipping and handling costs are classified as cost of petrochemical product sales and processing and are expensed as incurred.

Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan.  The Company matches 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2011, 2010, and 2009, matching contributions of $472,182, $456,801, and $413,497, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized (see Note 6).  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was reduced by $210,167 for 2011, $551,340 for 2010, and $621,864 for 2009.

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

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar.  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the US dollar are reflected in the statements of income as a foreign exchange transaction gains or losses.  The Company does not employ any practices to minimize foreign currency risks.  As of December 31, 2011, 2010 and 2009, foreign currency translation adjustments were not significant.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include allowance for doubtful accounts receivable; assessment of impairment of the Company’s long-lived assets and investments, financial contracts, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities and deferred tax valuation allowances.  Actual results could differ from these estimates.

Share-Based Compensation – The Company recognizes share-based compensation of employee stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 14).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2011, 2010, and 2009 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2011, there were no unrecognized tax benefits.  As of December 31, 2011, and 2010, no interest related to uncertain tax positions had been accrued.

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

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

In December 2011 the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

In December 2011 FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this Update is to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact adoption of this ASU may have on the consolidated financial statements.

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

Our Petrochemical operation sells its products and services to companies in the chemical and plastics industries.  It performs periodic credit evaluations of its customers and generally does not require collateral from its customers.  For the year ended December 31, 2011, two customers accounted for 12.9% and 12.6% of total product sales.  For the year ended December 31, 2010, two customers accounted for 18.2% and 21.3% of total product sales. For the year ended December 31, 2009, two customers accounted for 13.8% and 12.8% of total product sales.  The associated accounts receivable balances for those customers were approximately $2.1 million and $2.1 million and $1.5 million and $1.0 million as of December 31, 2011 and 2010, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2011.

Accounts receivable serving as collateral for the Company’s line of credit with a domestic bank was $16.8 million and $9.4 million at December 31, 2011 and 2010, respectively (see Note 10).

South Hampton markets its products in many foreign jurisdictions.  For the years ended December 31, 2011, 2010 and 2009, sales’ revenue in foreign jurisdictions accounted for approximately 22.2%, 20.2%, and 16.0%, respectively.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2011, 2010, and 2009 was 98%, 98% and 100%, respectively.  At December 31, 2011, and 2010, South Hampton owed the supplier approximately $2,751,000 and $1,055,000, respectively for feedstock purchases.

The Company holds its cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss related to cash.

NOTE 4 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, accounts receivable, taxes receivable, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to their short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The fair value of the derivative instruments are described below.

The Company measures fair value by ASC Topic 820 Fair Value.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. ASC Topic 820 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  We did not enter into any options on natural gas during the years ended December 31, 2011, 2010, or 2009.

Interest Rate Swaps

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We have designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 19).

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis at December 31, 2011 and 2010:

		Fair Value Measurements Using
December 31, 2011		Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$392,864	$392,864	-	-

Liabilities:
Interest rate swap	$1,133,984	-	$1,133,984	-

		Fair Value Measurements Using
December 31, 2010		Level 1	Level 2	Level 3
Assets:
Financial swaps on feedstock	$177,446	$177,446	-	-

Liabilities:
Interest rate swap	$1,116,220	-	$1,116,220	-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 5 – INVENTORIES

Inventories include the following at December 31:

	2011	2010

Raw material	$3,400,210	$4,023,324
Finished products	6,056,155	1,893,959

Total inventory	$9,456,365	$5,917,283

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $4.77 million and $4.08 million at December 31, 2011, and 2010, respectively (see Note 10).

At December 31, 2011, and 2010, current cost exceeded the LIFO value by approximately $2,277,000 and $2,274,000, respectively.

NOTE 6 – NOTES RECEIVABLE

Notes receivable balances at December 31 were:
	2011	2010

Note with processing customer (A)	$-	$35,111
Less discount	-	(684)
	-	34,427

Less current portion	-	34,427
Total long-term notes receivable, less current portion	$-	$-

 (A)           The Company had notes receivable from a long term processing customer for capital costs incurred in making adjustments to the processing unit at their request.  The payment term was 5 years with interest imputed at a rate of 8%.  Payments of $7,137 were due monthly.

NOTE 7 – PLANT, PIPELINE AND EQUIPMENT

	December 31,
	2011	2010
Platinum catalyst	$1,497,285	$1,497,285
Land	1,422,462	727,363
Plant, pipeline and equipment	57,214,536	52,469,062
Construction in progress	489,810	10,000
Total plant, pipeline and equipment	60,624,093	54,703,710
Less accumulated depreciation	(23,671,722)	(20,839,442)
Net plant, pipeline and equipment	$36,952,371	$33,864,268

Plant, pipeline and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 10).

Interest capitalized for construction for 2011, 2010 and 2009 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $12,736, $12,736 and $13,122 for 2011, 2010 and 2009, respectively.

NOTE 8 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

Until December 2008 the Company had a direct investment in the Al Masane mining project in Najran province of Saudi Arabia, as well as, exploration investment in the Wadi Qatan area near the Al Masane mining project.

AMAK was formed in late 2007 by the Company and seven Saudi investors, and was granted a commercial license from the Ministry of Commerce in January 2008.  The Company formed AMAK with the Saudi investors because the Company recognized that the only way to obtain exploration permits from the Saudi government for the Al Masane and Wadi Qatan properties would be to form a joint venture with a Saudi company.

In December 2008 the Company contributed to AMAK (i) its interests in its Saudi mining properties and (ii) $3,750,000 of costs the Company incurred in connection with the formation of AMAK and the obtaining of necessary licenses for AMAK.  AMAK treated such costs as a contribution from the Company and as organizational costs, which it charged to expense.  AMAK assumed from the Company the liability for the repayment of the $11 million loan from the Saudi Arabia Ministry of Finance and National Economy, and the Saudi Arabia Ministry of Finance and National Economy released the Company from liability for the loan. The Company received a 50% interest in AMAK. The eight Saudi investors contributed $60 million in cash to AMAK for a 50% interest. Under the by-laws of AMAK, the Company was entitled to appoint four of eight members of AMAK’s board of directors and the Saudi investors were entitled to appoint the remaining four members of AMAK’s board of directors.  However, the by-laws provided that the chairman of AMAK’s board, who is appointed by the Saudi investors, casts an extra vote in the event of a tie vote among the eight board members.

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

During an April 2009 meeting of the Board of Directors of AMAK, a Saudi shareholder and director questioned the validity of the agreements between the Company and several of the Saudi investors which had been relied upon by the Company as the operating document for AMAK since it was signed. The issues raised included: discrepancies between the terms of the original memorandum of understanding and the executed AMAK partnership agreement; an allegation that various signatures for one or more of the Saudi investors on the AMAK partnership agreement were not authorized; that the Saudi attorney that prepared the AMAK partnership agreement exceeded his authority; and whether the Company’s capital contribution for its 50% interest in AMAK was fully paid or whether the Company was subject to a call for a $30 million cash contribution to AMAK’s capital. The Company had relied upon the AMAK partnership agreement since December 2008.

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

While the Company was unable to obtain 2008 or 2009 U.S. GAAP financial information for AMAK, based on the Saudi GAAP information it had received it believed that its share of any net income or loss for AMAK for the period from January 1, 2009 to August 2009 would not be material as AMAK’s activities during that period were the construction of facilities to begin the commercial development of the interests.  Additionally, because the Company was unable to obtain U.S. GAAP financial information for 2008 or 2009, the Company did not, while it was using the equity method of accounting, record any adjustments for the difference between its investment in AMAK and its share of the book value of AMAK’s net assets. For 2008, on the basis of the information the Company was able to obtain, AMAK’s activities were limited to the receipt of the contributed assets, and its net loss was comprised solely of the expensing of the $3,712,500 of organizational costs incurred on its behalf by the Company. During 2010 the Company learned that AMAK had recorded Zakat tax expense in 2008 of SR 1,965,000 (approximately USD $525,000).  This tax is not an income tax but rather a tax on equity.  This expense also related to the time period when the investment in AMAK was accounted for under the equity method.  The Company recorded a charge for its 50% share of this expense ($262,500) during 2010 on the basis that its receipt of the information was during 2010.  This information was unavailable when the 2008 and 2009 financial statements were issued; and therefore, caused a revision to the original estimate of the Company’s share of AMAK’s 2008 net loss.  There was no Zakat for 2009.  A summary of the Company’s investment in AMAK is as follows:

Initial investment in AMAK	$33,002,407
Share of net loss of AMAK	(1,856,250)
Share of 2008 Zakat Tax	(262,500)
Investment in AMAK at December 31, 2011 and 2010	$30,883,657

In July 2011 Arab Mining Company (“ARMICO”) invested US $37.3 million, acquiring five million shares, or 10% interest in AMAK.  ARMICO also acquired a seat on AMAK’s board which is being held by Mr. Sultan Al-Shawli, Saudi Deputy Minister for Petroleum and Minerals. Mr. Al-Shawli’s election increased the total number of board members to nine with the Company retaining four.  This transaction changed our ownership percentage in AMAK to 37% and the ownership interest of the Saudi partners to 53%.

As discussed in Note 13, the Company has guaranteed certain of AMAK’s bank debt.

In May 2011 we advanced $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011we advanced $750,000 to AMAK for interim funding.  The $750,000 was repaid in August 2011.  An additional $70,000 was paid on behalf of AMAK during the fourth quarter of 2011 for marketing advisory services which will be repaid to the Company.  The amount due form AMAK at December 31, 2011, was approximately $120,000 and is included in Prepaid expenses and other assets on the Consolidated Balance Sheets.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2011, 2010, or 2009.

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

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2011	2010
Notes payable:
Other	12,000	12,000
Total	$12,000	$12,000

Long-term debt:
Revolving note to domestic bank (A)	14,489,488	10,489,488
Term notes to domestic bank (B)	9,550,000	10,950,000
Term notes to domestic bank (C)	--	564,628
Term note to CEO (D)	200,000	300,000
Term note to domestic bank (E)	--	396,752

Total long-term debt	24,239,488	22,700,868

Less current portion	1,500,000	1,864,770

Total long-term debt, less current portion	$22,739,488	$20,836,098

(A)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The loan was originally due to expire on October 31, 2008, but has been amended to extend the termination date to June 30, 2013.  Additional amendments were entered into during 2008 and 2009 which ultimately increased the availability of the line to $18,000,000 based upon the Company’s accounts receivable and inventory.  At December 31, 2011, and 2010, there was a long-term amount outstanding of $14,489,488 and $10,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2011 the rate was 2.75%, and approximately $3.5 million was available to be drawn.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.    Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.  On February 10, 2012, South Hampton entered into the Twelfth Amendment to its Credit Agreement with the bank which increased the maximum unfinanced capital expenditures from $4.0 million to $6.0 million in the aggregate commencing with the calendar year ending December 31, 2012.

(B)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by plant, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2011, and 2010, there was a short-term amount of $1,400,000 and $1,400,000 and a long-term amount of $8,150,000 and $9,550,000 outstanding, respectively.  The interest rate on the loan varies according to several options.  At December 31, 2011, the variable interest rate under the loan was 2.75%.  However, as discussed in Note 19, effective August 2008 the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate. Principal payments of $350,000 are paid quarterly with interest being paid monthly.

(C)
On November 30, 2010 as part of the acquisition of STTC, various notes payable were assumed.  Principal and interest were due monthly on each note for a total of approximately $23,000.  The total notes assumed equaled $584,186.  Interest rates varied on these notes between 6.6% and 10%.   These notes were paid off during 2011; therefore, at December 31, 2011, and 2010 there was a short-term amount of $0 and $271,526 and a long-term amount of $0 and $293,102 outstanding, respectively.

(D)
On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At December 31, 2011, and 2010, there was a short-term amount of $100,000 and $100,000 and a long-term amount of $100,000 and $200,000 outstanding, respectively.

(E)
On December 7, 2010, STTC entered into a note agreement for the purchase of transportation equipment.  The amount of the note was $396,752 with principal and interest at 4.0% per annum payable monthly over 48 months at approximately $9,000 per month.  This note was paid off during 2011; therefore, at December 31, 2011, and 2010, there was a short-term amount of $0 and $93,244 and a long-term amount of $0 and $303,508 outstanding, respectively.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
2012	$1,500,000
2013	15,989,488
2014	1,400,000
2015	1,400,000
2016	1,400,000
Thereafter	2,550,000
Total	$24,239,488

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:	2011	2010
Accrued state taxes	$187,622	$109,779
Accrued payroll	1,129,712	656,139
Accrued officers’ compensation	423,000	-
Accrued environmental costs (Note 13)	350,000	350,000
Accrued federal income taxes	314,980	170,370
Other liabilities	539,156	491,354
Total	$2,944,470	$1,777,642

NOTE 12 – ACCRUED LIABILITIES IN SAUDI ARABIA

After the contribution of the Company’s mining properties to AMAK as discussed in Note 8, the Company closed the branch office in Saudi Arabia, started the legal process of terminating employees located there, and has begun to pay termination benefits and other liabilities.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2011	2010
Salaries	$--	$20,798
Termination benefits	42,878	66,942
Other liabilities	96,853	96,853

Total	$139,731	$184,593

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Guarantees -
South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2011 and 2010 is $66,570 related to this guaranty.

On October 24, 2010, the Company executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby the Company agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, the Company’s guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  The Company’s current assessment is that the probability of contingent performance was remote based on the Company’s analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan, (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  The Company received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The Company’s non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company.  In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In November 2011 the labor court determined that the Company owed Mr. El Khalidi $255,000 for holiday pay and dismissed the remainder of his claims.  The Company and Mr. El Khalidi have appealed the decision to the next level.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011.  There has been no activity in this matter since transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the case.  The liabilities owed to Mr. El Khalidi will remain recorded on the Company’s books until the lawsuits are resolved.

The Company and its subsidiaries are involved in various claims and lawsuits incidental to their business.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  South Hampton has placed its insurers on notice of the claim and plans to vigorously defend the case.

On April 14, 2011, and April 27, 2011, South Hampton received notice of three lawsuits filed in Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during the employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  South Hampton has placed its insurers on notice of the claims and plans to vigorously defend the cases.

No accruals have been recorded for these claims.

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

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $543,000 in 2011, $449,000 in 2010 and $444,000 in 2009.

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

A summary of all 2011 issuances is as follows:

On May 20, 2011, the Company awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Options to purchase the balance (80,667 shares) will have an exercise price equal to the closing price of the stock on the actual grant date or dates and be subject to a vesting schedule similar to that currently in effect for other non-employee directors as determined by the Compensation Committee of the Board of Directors.  Compensation expense recognized during 2011 in connection with this award was approximately $33,000.  On September 25, 2011, additional shares became available under the plan; therefore, the Company awarded 10 year options to Mr. Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  No compensation expense was recognized in connection with this award during 2011 due to the unvested nature of the options.  Expense will be recognized during the vesting period beginning in May 2012.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

	May 20, 2011	September 25, 2011
Expected volatility	96%	134%
Expected dividends	None	None
Expected term (in years)	5.5	6.6
Risk free interest rate	1.99%	1.26%

On May 2, 2011, the Company awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2011 in connection with this award was approximately $54,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	185%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	2.49%

On January 12, 2011, the Company awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2011 in connection with this award was approximately $475,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	413%
Expected dividends	None
Expected term (in years)	10
Risk free interest rate	3.34%

A summary of all 2010 issuances is as follows:

In January 2010 the Company awarded fully vested options to its non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 8.1 years as of December 31, 2011.  Compensation expense recognized during 2011 and 2010 in connection with this award was approximately $0 and $72,000, respectively.  In January 2010 the Company also awarded 95,000 options to officers and key employees for their service during 2009.  The exercise price of the options was also $2.21.  These options vest over a 2 year period.  Compensation expense recognized during 2011 and 2010 in connection with this award was approximately $97,000 and $96,000, respectively.

In February 2010 the Company awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2011 and 2010 in connection with this award was approximately $103,000 and $221,000, respectively.

In June 2010 the Company awarded a 7 year option to purchase 10,000 shares of restricted stock to a key employee with a vesting period of 2 years.  The exercise price of the options is $2.47 per share based upon the closing price on June 22, 2010.  The options have a remaining life of 5.5 years as of December 31, 2011.  Compensation expense recognized in connection with this award during 2011 and 2010 was approximately $12,000 and $6,200, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of all 2009 issuances is as follows:

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

On July 2, 2009, the Company’s Board terminated Mr. El Khalidi’s option to purchase 400,000 shares of Company common stock with an exercise price of $1.00 per share (the “Option”) as had been authorized by a board resolution, dated October 10, 1995, (the “1995 Resolution”) and resolved that the Option granted by the Company to Hatem El Khalidi pursuant to the 1995 Resolution was officially terminated in all respects and should be removed from the Company’s books and records.  The Board next considered Mr. El Khalidi’s efforts related to the mining project in southwestern Saudi Arabia in conjunction with his retirement as Chief Executive Officer of the Company on June 30, 2009, and after discussion, the Board documented its sincere appreciation of Mr. El Khalidi’s efforts related to the mining project and issued two stock options to Mr. El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $373,000 and $186,000 was recognized during the years ended December 31, 2011, 2010, and 2009, respectively, related to the options awarded to Mr. El Khalidi. On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 13 the Company is currently in certain disputes with Mr. El Khalidi and in connection therewith, the Company is currently reviewing its legal right to withdraw the options and benefits.  However, as of December 31, 2011, these options and benefits continue to be shown as outstanding.

The fair value of the 2009 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	139% to 402%
Expected dividends	None
Expected term (in years)	1.5-10
Risk free interest rate	0.50% to 3.14%

A summary of the status of the Company’s stock option awards is presented below:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,076,667	$2.91
Granted	590,333	4.52
Expired	7,000	1.39
Exercised	48,500	2.22
Forfeited	263,750	2.81
Outstanding at December 31, 2011	1,347,750	$3.66	8.2	$6,496
Expected to vest	999,083	$3.91	7.1	$4,566
Exercisable at December 31, 2011	148,667	$2.36	7.1	$910

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2011, options to purchase approximately 1.3 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2011, 2010, and 2009 was $4.43, $2.69 and $3.22, respectively.  During 2011 the aggregate intrinsic value of options exercised was approximately $267,000 determined as of the date of option exercise.  No options were exercised during 2010 or 2009.

The Company received $107,906 in cash from the exercise of options.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2011	1,005,000	$2.93
Granted	590,333	4.43
Forfeited	263,750	2.81
Vested	132,500	2.59
Non-vested at December 31, 2011	1,199,083	$3.78

Total fair value of options that vested during 2011 was approximately $343,000.

As of December 31, 2011, there was approximately $3.1 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 3.6 years.

The Company expects to issue shares upon exercise of options from its authorized but unissued common stock.

NOTE 15 – INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009
Current federal provision (benefit)	$3,076,000	$1,021,949	$(4,866,532)
Current state provision	191,266	5,549	89,571

Deferred federal provision	854,980	662,817	8,959,098
Deferred state provision	4, 662	12,501	161,831

Income tax expense	$4,126,908	$1,702,816	$4,343,968

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 34% is as follows:

	2011	2010	2009
Income taxes at U.S. statutory rate	$4,269,455	$1,492,080	$3,736,766
State taxes, net of federal benefit	132,136	96,144	230,187
Prior year overpayments	--	(14,566)	(13,998)
Permanent and other items	(363,933)	10,158	25,720
Increase in valuation allowance	89,250	119,000	365,293
Total tax expense	$4,126,908	$1,702,816	$4,343,968

Permanent and other items primarily include non-deductible expenses offset by the manufacturers’ deduction under §199 of the Internal Revenue Code.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2011	2010
Deferred tax liabilities:
Plant, pipeline and equipment	$(7,654,559)	$(5,925,379)
Contractual based asset	(205,763)	(290,906)
Unrealized loss on swap agreements	(136,167)	(61,503)
Total deferred tax liabilities	$(7,996,489)	$(6,277,788)

Deferred tax assets:
Accounts receivable	186,918	162,250
Inventory	91,737	35,437
Mineral interests	365,293	365,293
Unrealized loss on interest rate swap	385,555	379,515
Environmental	119,000	119,000
Post-retirement benefits	355,804	351,911

Investment in AMAK	720,375	631,125
Stock-based compensation	569,096	355,505
Deferred revenue	560,605	-
Gross deferred tax assets	3,354,383	2,400,036
Valuation allowance	(1,204,668)	(1,115,418)
Total net deferred tax assets	$2,149,715	$1,284,618
Net deferred tax liabilities	$(5,846,774)	$(4,993,170)

The current and non-current classifications of the deferred tax balances are as follows:

	2011	2010

Current deferred tax asset	$1,169,124	$487,513

Non-current deferred tax liability:

Deferred tax assets	2,010,568	1,822,834
Deferred tax liability	(7,821,798)	(6,188,099)
Valuation allowance	(1,204,668)	(1,115,418)
Non-current deferred tax liability, net	(7,015,898)	(5,480,683)

Total deferred liabilities, net	$(5,846,774)	$(4,993,170)

The Company has provided a valuation allowance in 2011 and 2010 against certain deferred tax assets because of uncertainties regarding their realization.  The 2011 increase in the valuation allowance of $89,250 is related to the tax basis in AMAK.  The net decrease in the valuation allowance of $1,109,090 in 2010  is the result of the write-off of capital loss carryovers which expired unused.

The Company elected to carry-back the taxable loss for the year ended December 31, 2009 of approximately $13,900,000 to prior years.  The Company had recorded $4,726,708 in taxes receivable as of December 31, 2009 related to the carry-back of which approximately $4,510,000 collected and adjusted in 2010.  The remaining taxes receivable at December 31, 2010 is $216,461 which was collected in 2011.

The Company had no Saudi Arabian income tax liability in 2011, 2010, or 2009.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for various jurisdictions remain open for examination for the years 2008 through 2010.  In late 2010 the IRS opened an examination of the Company’s 2009 tax return which was subsequently closed without change.

NOTE 16 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2011	2010	2009

Net income	$8,430,314	$2,685,654	$6,627,451

Basic earnings per common share:
Weighted average shares outstanding	23,992,538	23,769,047	23,727,995

Per share amount	$0.35	$0.11	$0.28
Diluted earnings per common share:
Weighted average shares outstanding	24,267,289	23,780,303	23,800,449

Per share amount	$0.35	$0.11	$0.28

Weighted average shares-denominator basic computation	23,992,538	23,769,047	23,727,995
Effect of dilutive stock options	274,751	11,256	72,454
Weighted average shares, as adjusted denominator diluted computation	24,267,289	23,780,303	23,800,449

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2011 (in thousands, except per share data):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$33,756	$42,738	$61,545	$61,478	$199,517
Gross profit	3,292	3,248	9,216	10,160	25,916
Net income	257	159	3,937	4,077	8,430
Basic EPS	$0.01	$0.01	$0.16	$0.17	$0.35
Diluted EPS	$0.01	$0.01	$0.16	$0.17	$0.35

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$31,995	$36,542	$37,050	$33,523	$139,110
Gross profit	3,726	3,717	5,418	4,354	17,215
Net income	404	2	1,671	609	2,686
Basic EPS	$0.02	$0.00	$0.07	$0.02	$0.11
Diluted EPS	$0.02	$0.00	$0.07	$0.02	$0.11

NOTE 18 - RELATED PARTY TRANSACTIONS

At December 31, 2011, and 2010, the Company had a liability to its former President and Chief Executive Officer of approximately $43,000 in accrued salary and termination benefits.

On November 30, 2010, the Company entered into a Letter of Intent and Agreement and Plan of Reorganization with STTC owned by Nicholas N. Carter, the President and CEO of the Company, pursuant to which SHTI, a Delaware corporation and an indirectly wholly owned subsidiary of the Company, acquired 100% of the common stock of STTC. The acquisition was completed on November 30, 2010, and the Company merged STTC into South Hampton, with South Hampton being the surviving corporation.  Prior to the acquisition of STTC, South Hampton leased transportation related equipment from STTC pursuant to a Master Lease Agreement dated February 3, 2009, which was set to expire in May 2014.  The purpose of the acquisition of STTC was the acquisition of various transportation related assets from STTC that are important to South Hampton’s operations and termination of a related-party transaction and lease agreement. The Company acquired STTC in exchange for the payment to Mr. Carter of (i) cash of $250,000, (ii) a note payable in the amount of $300,000 and (iii) 232,170 shares of the Company’s common stock having a fair value of $775,448.

South Hampton incurred product transportation and equipment costs of approximately $848,000 and $961,000 in 2010 and 2009, respectively, with STTC while STTC was owned by the President of the Company.  As discussed in Note 1, in December 2010 the Company acquired STTC. At December 31, 2011, and 2010, no liability was outstanding.

Legal fees in the amount of $269,607, $326,545, and $241,054 were incurred during 2011, 2010, and 2009, respectively to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  Mr. Goehringer chose not to stand for re-election at the 2011 Annual Meeting; therefore, his term expired in June 2011.  At December 31, 2011, and 2010, we had an outstanding liability payable to Germer Gertz, LLP of approximately $24,000 and $20,000, respectively.

Ghazi Sultan, a Company director, was paid $110,000 and $18,000 during 2011 and 2010 for serving as the Company’s Saudi branch representative.

NOTE 19 – DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2011, 2010, and 2009, represented approximately 82.9%, 80.8% and 80.5% of TOCCO’s operating expenses, respectively.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2011	2010	2009

Realized gain (loss)	$188	$28	$(5,856)
Unrealized gain	215	177	6,976
Net gain	$403	$205	$1,120

	December 31,
	2011	2010

Fair value of derivative asset	$393	$177

Realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2011, 2010, and 2009.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $6,750,000 at December 31, 2011.  South Hampton receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2011	2010	2009
Other Comprehensive Loss
Cumulative loss	$(1,134)	$(1,116)	$(1,275)
Deferred tax benefit	386	379	434
Net cumulative loss	$(748)	$(737)	$(841)

Interest expense reclassified from other comprehensive loss	$414	$468	$510

	December 31,
	2011	2010

Fair value of derivative liability	$1,134	$1,116

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized loss on the interest rate swap for 2011 included in other comprehensive loss is $11,724 (net of $6,040 of income tax benefit).

The net amount of pre-tax loss in other comprehensive income (loss) as of December 31, 2010, predicted to be reclassified into earnings within the next 12 months is approximately $345,000.

NOTE 20- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $906,000 based upon an annuity single premium value contract was outstanding at December 31, 2011, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2011, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2011 and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 13, all amounts remain outstanding until a resolution is achieved.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2011

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2009	1,859,215	365,293	-	2,224,508
December 31, 2010	2,224,508	-	(1,109,090)	1,115,418
December 31, 2011	1,115,418	-	89,250	1,204,668

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2009	500,000	111,154	(484,654)	126,500
December 31, 2010	126,500	28,500	-	155,000
December 31, 2011	155,000	55,000	-	210,000