Form 10-Q
period 2012-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2012-05-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

Large accelerated filer ____                                                      Accelerated filer _ X__

Non-accelerated filer  _____                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 5, 2012: 24,083,985.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2012 (unaudited)	DECEMBER 31, 2011
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$5,633	$6,674
Financial contracts	925	393
Trade receivables, net	23,067	23,198
Inventories	10,528	9,456
Prepaid expenses and other assets	890	681
Current portion of contractual based intangible assets, net	250	251
Deferred income taxes	966	1,169
Total current assets	42,259	41,822

Plant, pipeline and equipment, net	37,629	36,952

Investment in AMAK	30,884	30,884
Mineral properties in the United States	588	588
Contractual based intangible asset, net	292	355
Other assets	11	11

TOTAL ASSETS	$111,663	$110,612
LIABILITIES
Current Liabilities
Accounts payable	$7,090	$5,857
Accrued interest	116	116
Current portion of derivative instruments	336	345
Accrued liabilities	2,623	2,956
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	261	258
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	932	937
Total current liabilities	12,998	12,109

Long-term debt, net of current portion	20,389	22,739
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	688	789
Other liabilities, net of current portion	1,143	1,071
Deferred income taxes	6,956	7,016
Total liabilities	42,823	44,373

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million and 23.7 million shares in 2012 and 2011, respectively (Note 6)	2,378	2,373
Additional paid-in capital	44,455	44,138
Accumulated other comprehensive loss	(677)	(748)
Retained earnings	22,395	20,187
Total Arabian American Development Company Stockholders’ Equity	68,551	65,950
Noncontrolling Interest	289	289
Total equity	68,840	66,239

TOTAL LIABILITIES AND EQUITY	$111,663	$110,612

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$55,829	$32,783
Processing Fees	966	973
	56,795	33,756

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $724 and $672, respectively)	50,077	30,464

GROSS PROFIT	6,718	3,292

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,987	2,508
Depreciation	124	112
	3,111	2,620

OPERATING INCOME	3,607	672

OTHER INCOME (EXPENSE)
Interest Income	--	1
Interest Expense	(165)	(166)
Losses on Cash Flow Hedge Reclassified from OCI	(94)	(107)
Miscellaneous Income (Expense)	(73)	26
	(332)	(246)

INCOME BEFORE INCOME TAXES	3,275	426

INCOME TAXES	1,067	169

NET INCOME	2,208	257

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$2,208	$257

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.09	$0.01

Basic Weighted Average Number of Common Shares Outstanding	24,043	23,988

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.09	$0.01

Diluted Weighted Average Number of Common Shares Outstanding	24,977	24,716

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
	(thousands of dollars)

NET INCOME	$2,208	$257

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized gains on interest rate swap
Unrealized holding gains arising during period	165	287
Less: reclassification adjustment for losses included in net income	94	107

OTHER COMPREHENSIVE GAIN, NET OF TAX	71	180

COMPREHENSIVE INCOME	$2,279	$437

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$20,187	$65,950	$289	$66,239

Stock options
Issued to Directors			63			63		63
Issued to Employees			154			154		154
Stock
Issued to Employees	4	-	8			8		8
Issued to Directors	41	5	92			97		97
Unrealized Gain on Interest Rate Swap (net of income tax expense of $37)				71		71		71
Net Income					2,208	2,208		2,208

MARCH 31, 2012	23,776	$2,378	$44,455	$(677)	$22,395	$68,551	$289	$68,840

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,208	$257
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	848	784
Amortization of Contractual Based Intangible Asset	63	63
Accretion of Notes Receivable Discounts	(1)	(1)
Unrealized Gain on Derivative Instruments	(604)	(200)
Stock-based Compensation	217	191
Deferred Income Taxes	178	129
Postretirement Obligation	3	3
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	131	(4,260)
(Increase ) Decrease in Notes Receivable	(87)	21
Increase in Inventories	(1,072)	(14)
(Increase) Decrease in Prepaid Expenses	(115)	43
Increase in Accounts Payable and Accrued Liabilities	899	2,616
Decrease in Accrued Interest	--	(3)
Increase in Other Liabilities	353	--

Net Cash Provided by (Used in) Operating Activities	3,021	(371)

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,812)	(958)
Advance to AMAK	(5)	--

Net Cash Used in Investing Activities	(1,817)	(958)

FINANCING ACTIVITIES
Issuance of Common Stock	105	17
Repayment of Long-Term Debt	(2,350)	(431)

Net Cash Provided Used In Financing Activities	(2,245)	(414)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,041)	(1,743)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,674	7,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,633	$5,867

Supplemental disclosure of cash flow information:
Cash payments for interest	$255	$271
Cash payments for taxes, net of (refunds)	$550	$257
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$286	$94
Unrealized gain on interest rate swap, net of tax expense	$71	$180

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s financial position at March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012, and 2011.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of results for the year ending December 31, 2012.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment provides additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. For fair value measurements categorized in Level 3 of the fair value hierarchy, required disclosures include: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value changes in unobservable inputs and interrelationships between those inputs. The amendments are effective during interim and annual periods beginning after December 15, 2011. The update had no impact on the Company’s consolidated financial statements.

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the three months ended March 31, 2012, and 2011, the Company has chosen the two-statement approach to comply with the update.

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

In December 2011 the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operations or cash flows.

In December 2011 FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this Update is to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect this guidance to affect our financial condition, results of operations or cash flows because any report reclassifications out of accumulated other comprehensive income will be reported consistent with the presentation requirements in effect before Update 2011-05.

3. TRADE RECEIVABLES

Trade receivables, net, at March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
	(thousands of dollars)
Trade receivables	$23,277	$23,408
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$23,067	$23,198

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $15.6 million and $16.8 million at March 31, 2012, and December 31, 2011, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	March 31, 2012	December 31, 2011
	(thousands of dollars)
Raw material	$4,157	$3,400
Petrochemical products	6,371	6,056
Total inventory	$10,528	$9,456

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2012, and December 31, 2011, current cost exceeded LIFO value by approximately $3.3 million and $2.3 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $5.4 million and $4.8 million at March 31, 2012, and December 31, 2011, respectively (see Note 7).

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
	(thousands of dollars)
Platinum catalyst	$1,497	$1,497
Land	1,575	1,422
Plant, pipeline and equipment	58,712	57,215
Construction in progress	592	490
Total plant, pipeline and equipment	62,376	60,624
Less accumulated depreciation and amortization	(24,747)	(23,672)
Net plant, pipeline and equipment	$37,629	$36,952

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first three months of 2012 included installation of tankage, reworking an existing tower, and preliminary pipeline upgrades.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,184 and $3,281 for the three months ended March 31, 2012, and 2011, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2012, and 2011, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,208	24,043	$0.09	$257	23,988	$0.01

Dilutive stock options outstanding		934			728

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,208	24,977	$0.09	$257	24,716	$0.01

At March 31, 2012, and 2011, 285,415 and 184,667 potential common stock shares were issuable upon the exercise of options.

The earnings per share calculations for the periods ended March 31, 2012, and 2011, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2012, there was a short-term amount of $1,400,000 and a long-term amount of $7,800,000 outstanding. At December 31, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $8,150,000 outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2012, and December 31, 2011, the rate was 2.75%.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2013, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2012, and December 31, 2011, there was a long-term amount outstanding of $12,489,488 and $14,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2012, and December 31, 2011, the rate was 2.75%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At March 31, 2012, approximately $5.5 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At March 31, 2012, and December 31, 2011, there was a short-term amount of $100,000 and a long-term amount of $100,000 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2012, 4.75 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2012, and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
	(thousands of dollars)
Assets:
Financial swaps on feedstock	$925	$925

Liabilities:
Interest rate swap	1,024	-	$1,024	-

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(thousands of dollars)
Assets:
Financial swaps on feedstock	$393	$393	-	-

Liabilities:
Interest Rate Swap	1,134	-	$1,134	-

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to reduce the effect of significant raw material price increases on operating results.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2012, and December 31, 2011, no natural gas options were outstanding.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2012, and 2011, represented approximately 83.7% and 80.5% of our operating expenses, respectively.

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

The financial contracts currently in place are not designated as hedges.  As of March 31, 2012, South Hampton had committed to financial contracts with settlement dates through September 2012.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2012	2011

Unrealized gain	$532	$200
Realized gain	291	44
Net gain	$823	$244

	March 31, 2012	December 31, 2011

Fair value of financial contracts - asset	$925	$393

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended March 31, 2012, and 2011.

 Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $6,400,000 at March 31, 2012.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2012	2011
Other Comprehensive Loss
Cumulative loss	$(1,024)	$(843)
Deferred tax benefit	348	287
Net cumulative loss	$(676)	$(556)

Interest expense reclassified from other comprehensive loss	$94	$107

	March 31, 2012	December 31, 2011

Fair value of derivative - liability	$1,024	$1,134

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2012, predicted to be reclassified into earnings within the next 12 months is approximately $336,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2012	1,347,750	$3.66
Granted	--	--
Exercised	(44,750)	2.35
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2012	1,303,000	$3.71	7.9
Exercisable at March 31, 2012	285,415	$3.26	7.2

Directors’ fees expenses of approximately $63,000 and $19,000 were recognized during the three months ended March 31, 2012, and 2011, respectively, related to options to purchase shares vesting through 2015.

Compensation expense of approximately $130,000 and $148,000 was recognized during the three months ended March 31, 2012, and 2011, respectively, related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2014.

Compensation expense of approximately $24,000 and $24,000 was recognized during the three months ended March 31, 2012, and 2011, respectively, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

The fair value of the options granted above was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2008 through 2010 remain open for examination in various tax jurisdictions in which we operate.  In late 2010 the Internal Revenue Service opened an examination of the Company’s 2009 tax return which was subsequently closed without change.   As of March 31, 2012, and December 31, 2011, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $878,000 based upon an annuity single premium value contract plus accrued interest and consumer price index adjustments was outstanding at March 31, 2012, and was included in post-retirement benefits.  As of March 31, 2012, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at March 31, 2012 and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2012, and December 31, 2011, the Company had a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2012.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

14. RELATED PARTY TRANSACTIONS

Legal fees of approximately $71,000 and $57,000 were incurred during the three months ended March 31, 2012 and 2011, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $35,000 and $18,000 during the three months ended March 31, 2012, and 2011, respectively for serving as the Company’s Saudi branch representative.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at March 31, 2012 and 2011 is $66,570 related to this guaranty.

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

Review of First Quarter 2012 Results

We reported first quarter 2012 earnings of $2.2 million up $2.0 million from the first quarter of 2011. Earnings per share of $0.09 were reported for 2012, up $0.08 from 2011.  Sales volume of our petrochemical products increased 65.1% from the first quarter of 2011.  Sales revenue from our petrochemical products increased 70.3% as compared to the first quarter of 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased $1.0 million during the three months ended March 31, 2012, as compared to a decrease of $1.7 million for the three months ended March 31, 2011.

The change in cash and cash equivalents is summarized as follows:

	2012	2011
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$3,021	$(371)
Investing activities	(1,817)	(958)
Financing activities	(2,245)	(414)
Increase (decrease) in cash and equivalents	$(1,041)	$(1,743)
Cash and cash equivalents	$5,633	$5,867

Operating Activities

Cash provided by operating activities totaled $3.0 million for the first three months of 2012, $3.4 million higher than 2011.  As discussed in Note 9 above, feedstock and natural gas used for the three months ended March 31, 2012, represented approximately 83.7% of our operating expenses.  In the first three months of 2012 feedstock prices increased approximately 5.0%.   Prices showed a steady rise in late January which continued through the end of March at which point they peaked.  Since then, they have moderated and barring unexpected geo-political activity, should remain within a narrow range going forward.

The use of financial contracts helps provide some predictability for feedstock prices.  Starting in late 2010, the Company adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy has provided increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to immediately pass through increased costs and retain higher margins

Another factor which has the potential to put pressure on liquidity relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.

The primary factor leading to the increase in cash provided by operating activities in 2012 was the increase in the Company’s net income.  For the first three months of 2012 net income increased by approximately $2.0 million, or 758.1%, as compared to the corresponding period of 2011. Major non-cash items affecting income included a slight increase in depreciation of approximately $64,000, an increase in the unrealized gain on financial contracts of approximately $404,000, and an increase in deferred income taxes of approximately $49,000.

Other factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased slightly by approximately $131,000 as compared to an increase of $4.3 million (due to additional foreign sales with longer payment terms, an increase in the average selling price per gallon, and increased demand at quarter end) in 2011;

•
Accounts payable and accrued liabilities increased approximately $0.9 million (primarily due to an increase in accruals for raw material purchases offset by a decrease in freight) while in 2011 the same accounts increased by about $2.6 million (due to increases in accruals for shipping, fuel gas, income taxes and raw material purchases); and

•
Other liabilities increased $353,000 in 2012 (due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant) while in 2011 no funds were received.

These sources of cash were partially offset by the following decreases in cash provided by operations:

•
Inventory increased approximately $1.1 million (due to a 8.3% increase in volume and a 7.8% increase in cost per gallon) as compared to a slight  increase of approximately $14,000 (due to an increase in price offset by a decrease in volume) in 2011;

•	Notes receivable increased about $87,000 as compared to a decrease of $21,000 in 2011 (due to the addition of a note receivable from a tolling customer in 2012); and

•
Prepaid expenses and other assets increased approximately $115,000 (due to increases in prepaid catalyst and insurance and insurance) as compared to a decrease of $43,000 in 2011 (due to increases in prepaid catalyst, marketing, and insurance).

Investing Activities

Cash used by investing activities during the first three months of 2012 was approximately $1.8 million, representing an increase of approximately $0.9 million over the corresponding period of 2011.  During the first quarter of 2012 purchases of transport trucks, land surrounding the facility, and various facility improvements were made.  During the first quarter of 2011 the primary expenditure was for the purchase of additional storage tanks.

Financing Activities

Cash used by financing activities during the first three months of 2012 was approximately $2.2 million versus cash used of $0.4 million during the corresponding period of 2011.  During 2012 the Company made principal payments of $2.0 million on its line of credit and $350,000 on its term debt.  During 2011 the Company made principal payments of $431,000 on its term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$55,829	$32,783	$23,046	70.3%
Processing	966	973	(7)	(0.7%)
Gross Revenue	$56,795	$33,756	$23,039	68.3%

Volume of Sales (gallons)
Petrochemical Products	16,227	9,827	6,400	65.1%

Cost of Materials	$40,807	$23,067	$17,740	76.9%
Total Operating Expense**	9,270	7,397	1,873	25.3%
Natural Gas Expense**	970	1,224	(254)	(20.8%)
General & Administrative Expense	2,987	2,508	479	19.1%
Depreciation*	848	784	64	8.2%

Capital Expenditures	$1,693	$958	$735	76.7%
*Includes $724 and $672 for 2012 and 2011, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the first quarter of 2012 from 2011 by approximately 68.3% due to an increase in average selling price of 3.1% and volume of 65.1%.

Petrochemical Product Sales

Petrochemical product sales increased by 70.3% from the first quarter of 2011 to the first quarter of 2012 due to an increase in the average selling price of 3.1% and volume of 65.1% as noted above.

Processing

Processing revenues dipped slightly by 0.7% from the first quarter of 2011 to 2012 indicating steady business from our tolling services.

Cost of Materials

Cost of Materials increased 76.9% from the first quarter of 2011 to 2012 due to higher feedstock prices and volume processed.  Average feedstock price per gallon increased 9.1% from 2011 to 2012 while volume processed increased 55.6% to support increased demand.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices; thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased 25.3% from the first quarter of 2011 to 2012.  Natural gas, labor and freight are the largest individual expenses in this category.

The cost of natural gas purchased actually decreased 20.8% from 2011 to 2012 due to a decrease in the average per unit cost.  The average price per MMBTU for the first quarter of 2011 was $4.35; whereas, for 2012 the per-unit cost was $2.89.  The decreased cost was partially offset by increased volume which increased from approximately 282,000 MMBTU to about 330,000 MMBTU due to increased product demand.

Labor costs were higher by approximately 21.7% because the Company added approximately 14 employees.  Increased manpower was required by significant production increases, significant product shipment increases, and the increased loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was born by Gevo per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Freight costs were higher by 54.3% due to the increase in sales volume.  These costs are recovered through the Company’s selling price.  Higher freight costs accounted for 66.1% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs from the first quarter of 2011 to 2012 increased 19.1% due to increases  in officer, management and administrative compensation (additional personnel, increased profit sharing and 401(k) contributions), travel expense (petrochemical sales trips and corporate travel to Saudi), group health insurance (premium increase), Saudi administrative expenses (employment of a project and branch manager) accounting fees (additional audit work due to the change to accelerated filing status), and credit and property insurance (premium increases).

Depreciation

Depreciation increased 8.2% from the first quarter of 2011 to 2012 due to an increase in the amount of depreciable assets as listed in Capital Expenditures immediately below.

Capital Expenditures

Capital Expenditures increased during the first quarter of 2012 from 2011 by 89.1% due to improvements being made in the petrochemical facility including the installation of additional tankage, improvements to existing tankage and other equipment, the purchase of land, and the purchase  of additional transport trucks.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$21,889	$1,500	$15,389	$2,800	$2,200

Guarantee of SIDF Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 15 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

10(g)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

Exhibit Number	Description
10(h)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(i)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(j)
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

DATE:  May 8, 2012   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer