Form 10-Q
period 2012-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2012-08-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 3, 2012: 24,085,985.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2012 (unaudited)	DECEMBER 31, 2011
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$5,525	$6,674
Derivative instruments	--	393
Trade receivables, net	25,383	23,198
Advance to AMAK	1,643	120
Inventories	8,767	9,456
Prepaid derivative settlement	1,500	--
Prepaid expenses and other assets	1,146	561
Current portion of contractual based intangible assets, net	250	251
Deferred income taxes	1,838	1,169
Total current assets	46,052	41,822

Plant, pipeline and equipment, net	37,925	36,952

Investment in AMAK	30,884	30,884
Mineral properties in the United States	588	588
Contractual based intangible asset, net	230	355
Other assets	11	11

TOTAL ASSETS	$115,690	$110,612
LIABILITIES
Current Liabilities
Accounts payable	$5,213	$5,857
Accrued interest	112	116
Current portion of derivative instruments	2,214	345
Accrued liabilities	4,140	2,956
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	263	258
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	886	937
Total current liabilities	14,468	12,109

Long-term debt, net of current portion	20,039	22,739
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	697	789
Other liabilities, net of current portion	901	1,071
Deferred income taxes	6,482	7,016
Total liabilities	43,236	44,373

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million and 23.7 million shares in 2012 and 2011, respectively (Note 6)	2,379	2,373
Additional paid-in capital	44,291	44,138
Accumulated other comprehensive loss	(674)	(748)
Retained earnings	26,169	20,187
Total Arabian American Development Company Stockholders’ Equity	72,165	65,950
Noncontrolling Interest	289	289
Total equity	72,454	66,239

TOTAL LIABILITIES AND EQUITY	$115,690	$110,612

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$60,671	$41,576	$116,499	$74,359
Processing Fees	1,178	1,162	2,144	2,135
	61,849	42,738	118,643	76,494

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $749, $699, $1,473, and $1,372, respectively)	53,482	39,490	103,558	69,954

GROSS PROFIT	8,367	3,248	15,085	6,540

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	2,646	2,588	5,633	5,096
Depreciation	125	120	249	232
	2,771	2,708	5,882	5,328

OPERATING INCOME	5,596	540	9,203	1,212

OTHER INCOME (EXPENSE)
Interest Income	--	3	--	4
Interest Expense	(150)	(157)	(315)	(323)
Losses on Cash Flow Hedge Reclassified from OCI	(92)	(106)	(185)	(213)
Miscellaneous Income (Expense)	(2)	(2)	(77)	24
	(244)	(262)	(577)	(508)

INCOME BEFORE INCOME TAXES	5,352	278	8,626	704

INCOME TAXES	1,578	119	2,644	288

NET INCOME	3,774	159	5,982	416

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$3,774	$159	$5,982	$416

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.16	$0.01	$0.25	$0.02

Basic Weighted Average Number of Common Shares Outstanding	24,084	23,990	24,064	23,989

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.15	$0.01	$0.24	$0.02

Diluted Weighted Average Number of Common Shares Outstanding	24,761	24,579	24,762	24,648

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(thousands of dollars)

NET INCOME	$3,774	$159	$5,982	$416

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized holding gains (losses) arising during period	93	(36)	259	252
Less: reclassification adjustment for losses included in net income	92	106	185	213

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	1	(142)	74	39

COMPREHENSIVE INCOME	$3,775	$17	$6,056	$455

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$20,187	$65,950	$289	$66,239

Stock options
Issued to Directors	-	-	(239)	-	-	(239)	-	(239)
Issued to Employees	-	-	252	-	-	252	-	252
Stock
Issued to Employees	14	1	48	-	-	49	-	49
Issued to Directors	41	5	92	-	-	97	-	97
Unrealized Gain on Interest Rate Swap (net of income tax expense of $38)	-	-	-	74	-	74	-	74
Net Income	-	-	-	-	5,982	5,982	-	5,982

JUNE 30, 2012	23,786	$2,379	$44,291	$(674)	$26,169	$72,165	$289	$72,454

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$5,982	$416
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,722	1,604
Amortization of Contractual Based Intangible Asset	125	125
Accretion of Notes Receivable Discounts	(1)	(1)
Unrealized Loss on Derivative Instruments	2,206	81
Stock-based Compensation	12	426
Deferred Income Taxes	(1,165)	22
Postretirement Obligation	5	6
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(2,184)	(5,720)
(Increase ) Decrease in Notes Receivable	(76)	35
Decrease in Income Tax Receivable	--	216
(Increase) Decrease in Inventories	689	(245)
Increase in Prepaid Derivative Settlement	(1,500)	--
(Increase) Decrease in Prepaid Expenses	(507)	102
Increase in Accounts Payable and Accrued Liabilities	540	2,921
Decrease in Accrued Interest	(4)	(8)
Decrease in Accrued Liabilities in Saudi Arabia	--	(54)
Increase in Other Liabilities	353	--

Net Cash Provided by (Used in) Operating Activities	6,197	(74)

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(3,269)	(1,940)
Advance to AMAK, net	(1,523)	(800)

Net Cash Used in Investing Activities	(4,792)	(2,740)

FINANCING ACTIVITIES
Issuance of Common Stock	146	16
Additions to Long-Term Debt	2,000	3,000
Repayment of Long-Term Debt	(4,700)	(1,064)

Net Cash Provided by (Used in) Financing Activities	(2,554)	1,952

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,149)	(862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,674	7,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,525	$6,748

Supplemental disclosure of cash flow information:
Cash payments for interest	$498	$536
Cash payments for taxes, net of (refunds)	$2,550	$215
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$574	$114
Unrealized gain on interest rate swap, net of tax expense	$74	$39

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s financial position at June 30, 2012, and the results of operations and cash flows for the three and six months ended June 30, 2012, and 2011.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of results for the year ending December 31, 2012.

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the six months ended June 30, 2012, and 2011, the Company has chosen the two-statement approach to comply with the update.

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

3. TRADE RECEIVABLES

Trade receivables, net, at June 30, 2012, and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Trade receivables	$25,593	$23,408
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$25,383	$23,198

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $18.1 million and $16.8 million at June 30, 2012, and December 31, 2011, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Raw material	$2,857	$3,400
Petrochemical products	5,910	6,056
Total inventory	$8,767	$9,456

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2012, and December 31, 2011, current cost exceeded LIFO value by approximately $0.6 million and $2.3 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $3.3 million and $4.8 million at June 30, 2012, and December 31, 2011, respectively (see Note 7).

Inventory included products in transit valued at approximately $2.5 million and $2.0 million at June 30, 2012, and December 31, 2011, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at June 30, 2012, and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Platinum catalyst	$1,497	$1,497
Land	1,575	1,422
Plant, pipeline and equipment	59,170	57,215
Construction in progress	1,567	490
Total plant, pipeline and equipment	63,809	60,624
Less accumulated depreciation and amortization	(25,884)	(23,672)
Net plant, pipeline and equipment	$37,925	$36,952

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first six months of 2012 included installation of tankage, reworking an existing tower, and preliminary pipeline upgrades.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,184, $3,280, 6,368 and $6,561 for the three and six months ended June 30, 2012, and 2011, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and six months ended June 30, 2012, and 2011, respectively.

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,774	24,084	$0.16	$159	23,990	$0.01

Dilutive stock options outstanding		677			589

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,774	24,761	$0.15	$159	24,579	$0.01

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$5,982	24,064	$0.25	$416	23,989	$0.02

Dilutive stock options outstanding		698			659

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$5,982	24,762	$0.24	$416	24,648	$0.02

At June 30, 2012, and 2011, 1,093,180 and 1,392,500 potential common stock shares were issuable upon the exercise of options.

The earnings per share calculations for the periods ended June 30, 2012, and 2011, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2012, there was a short-term amount of $1,400,000 and a long-term amount of $7,450,000 outstanding. At December 31, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $8,150,000 outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2012, and December 31, 2011, the rate was 2.5% and 2.75%, respectively.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At June 30, 2012, and December 31, 2011, there was a long-term amount outstanding of $12,489,488 and $14,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2012, and December 31, 2011, the rate was 2.5% and 2.75%, respectively.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At June 30, 2012, approximately $5.5 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At June 30, 2012, and December 31, 2011, there was a short-term amount of $100,000 and a long-term amount of $100,000 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at June 30, 2012, 5 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2012, and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Financial swaps on feedstock	$1,890	$1,890	-	-
Interest rate swap	1,021	-	$1,021	-

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(thousands of dollars)
Assets:
Financial swaps on feedstock	$393	$393	-	-

Liabilities:
Interest Rate Swap	1,134	-	$1,134	-

The carrying value of cash and cash equivalents, accounts receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  South Hampton uses financial swaps on feedstock and options on natural gas to reduce the effect of significant raw material price increases on operating results.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2012, and December 31, 2011, no natural gas options were outstanding.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2012, and 2011, represented approximately 82.9% and 81.3% of our operating expenses, respectively.

The Company endeavors to acquire feedstock and natural gas at the lowest possible cost.  The primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes and is limited by its risk management policy to hedging a maximum of 40% of monthly feedstock requirements.

The financial contracts currently in place are not designated as hedges.  As of June 30, 2012, South Hampton had committed to financial contracts with settlement dates through December 2012.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Unrealized loss	$(2,815)	$(281)	$(2,283)	$(81)
Realized gain	213	321	504	365
Net gain (loss)	$(2,602)	$40	$(1,779)	$284

	June 30, 2012	December 31, 2011

Fair value of financial contracts – asset (liability)	$ (1,890)	$393

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended June 30, 2012, and 2011.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 4.9% and 0.1% for the three months and 1.7% and 0.4% for the six months ended June 30, 2012, and 2011, respectively.

With the drop in natural gasoline prices during the second quarter of 2012, margin calls were made on our outstanding financial contracts in the amount of $1.5 million.  These payments are reflected in prepaid derivative settlements at June 30, 2012.

 Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $6,250,000 at June 30, 2012.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	June 30,
	2012	2011
Other Comprehensive Loss
Cumulative loss	$(1,021)	$(1,057)
Deferred tax benefit	347	359
Net cumulative loss	$(674)	$(698)

Interest expense reclassified from other comprehensive loss	$94	$213

	June 30, 2012	December 31, 2011

Fair value of interest rate swap - liability	$1,021	$1,134

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of June 30, 2012, predicted to be reclassified into earnings within the next 12 months is approximately $324,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2012	1,347,750	$3.66
Granted	--	--
Exercised	(54,570)	1.93
Expired	(200,000)	3.40
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2012	1,093,180	$3.76	7.8
Exercisable at June 30, 2012	280,595	$3.21	6.9

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $63,000 and $46,000 during the three months and $126,000 and $65,000 during the six months ended June 30, 2012, and 2011, respectively, were recognized related to options to purchase shares vesting through 2016.

Employee compensation of approximately $122,000 and $148,000 during the three months and $252,000 and $296,000 during the six months ended June 30, 2012, and 2011, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2014.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $49,000 was recognized during the six months ended June 30, 2012, and 2011, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

Post-retirement compensation of approximately $413,000 was reversed during the second quarter of 2012 due to the performance condition associated with 200,000 shares in options awarded Mr. El Khalidi not being met as required by the terms of the award by June 30, 2012.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2008 through 2011 remain open for examination in various tax jurisdictions in which we operate.  In late 2010 the Internal Revenue Service opened an examination of the Company’s 2009 tax return which was subsequently closed without change.   As of June 30, 2012, and December 31, 2011, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $881,000 based upon an annuity single premium value contract plus accrued interest was outstanding at June 30, 2012, and was included in post-retirement benefits.  As of June 30, 2012, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at June 30, 2012, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts which have not met termination dates remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of June 30, 2012, and December 31, 2011, the Company had a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2012.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

In May 2012 we advanced approximately $1.5 million to AMAK for interim funding on a short term basis. The amount remained outstanding at June 30, 2012.

In May 2011 we paid $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011 we advanced $750,000 to AMAK for interim funding.  The $750,000 was returned in August 2011.

14. RELATED PARTY TRANSACTIONS

Legal fees of approximately $37,000 and $57,000 were incurred during the three months and $108,000 and $143,000 during the six months ended June 30, 2012, and 2011, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $35,000 and $23,000 during the three months and $69,000 and $41,000 during the six months ended June 30, 2012, and 2011, respectively for serving as the Company’s Saudi branch representative.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at June 30, 2012, and 2011, is $66,570 related to this guaranty.

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

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El-Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El-Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case from Dallas County, Texas to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011. There has been minimal activity in this matter since its transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the cases.  Liabilities of approximately $1.3 million  remain recorded, and the options will continue to accrue in accordance with their own terms until the lawsuits are resolved.

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

On May 3, 2012 South Hampton received notice of a lawsuit filed in Jefferson County, Texas.  The suit alleges that a worker at the B.F. Goodrich facility in Orange, Texas, an alleged customer of South Hampton, became ill and subsequently died from benzene exposure.  There are numerous defendants named in this lawsuit.  The Company has placed its insurers on notice of the claim and plans to vigorously defend this case.

No accruals have been recorded for these last five claims.

Environmental Remediation -

In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  Pioche subsequently commenced dialogue with the BLM in late 2008 to determine how best to remedy the situation.  Communication with the BLM is continuing. Pioche has retained an environmental consultant to assist with the resolution of this matter and has accrued $350,000 for environmental remediation based on their estimates.  There has been no change since December 31, 2011.

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

Overview

The following discussion and analysis of the Company’s financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  The Company’s accounting and financial reporting fairly reflect its business model involving the manufacturing and marketing of petrochemical products.  The Company’s business model involves the manufacture and sale of tangible products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.

Review of Second Quarter and Year-to-Date 2012 Results

We reported second quarter 2012 earnings of $3.8 million up $3.6 million from the second quarter of 2011. Basic earnings per share of $0.16 were reported for 2012, up $0.15 from 2011.  Sales volume of our petrochemical products increased 55.3% from the second quarter of 2011.  Sales revenue from our petrochemical products increased 45.9% as compared to the second quarter of 2011.

We reported year-to-date 2012 earnings of approximately $6.0 million up $5.6 million from the first half of 2011.  Basic earnings per share of $0.25 were reported for 2012, up $0.23 from 2011.  Sales volume of our petrochemical products increased by 59.9% from the first half of 2011 while sales revenue from petrochemical products increased 56.7%.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Days of sales in receivables	38.9	42.4	40.1
Days of sales in inventory	13.4	17.3	14.6
Days of sales in payables	8.0	10.7	13.2
Days of working capital	44.4	49.0	41.4

Sources and Uses of Cash

Cash and cash equivalents decreased $1.1 million during the six months ended June 30, 2012, as compared to a decrease of $0.9 million for the six months ended June 30, 2011.

The change in cash and cash equivalents is summarized as follows:

	2012	2011
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$6,197	$(74)
Investing activities	(4,792)	(2,740)
Financing activities	(2,554)	1,952
Decrease in cash and equivalents	$(1,149)	$(862)
Cash and cash equivalents	$5,525	$6,748

Operating Activities

Cash provided by operating activities totaled $6.2 million for the first six months of 2012, $6.3 million higher than 2011.  As discussed in Note 9 to the consolidated financial statements, feedstock and natural gas used for the six months ended June 30, 2012, represented approximately 82.9% of our operating expenses.  In the first half of 2012 feedstock prices decreased approximately 2.3% from the first half of 2011. Prices rose in late January which continued through the end of March at which point they peaked and began a slow decline.  In May and June prices dipped sharply. Prices dropped 21.5% from the end of the first quarter to the end of the second quarter of 2012.

The use of financial contracts helps provide some predictability for feedstock prices.  Starting in late 2010, the Company adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility. With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes, although feedstock prices used in formula based pricing are typically based on the average cost during the prior month which may or may not reflect our actual feedstock cost for the month during which the product is actually sold.   Implementation of this strategy has provided increased earnings predictability going forward; however, the Company continues to investigate alternative product pricing methods.  Obvious downsides to formula based pricing occur when (i) feedstock costs decrease and the Company loses the ability to maintain product pricing and retain higher margins, or (ii) feedstock costs increase from one month to the next and the Company loses the ability to immediately pass through increased costs and retain higher margins.

Another factor which has the potential to put pressure on liquidity relates to the Company’s expanding export business and the resulting increase in payment terms from the typical 30 – 40 days for domestic purchasers to 60 – 90 days for foreign purchasers.  The longer payment terms correlate directly to increased transportation times associated with shipping products overseas.  We have obtained credit insurance on the majority of our foreign accounts which facilitates their inclusion in the borrowing base calculation under our credit facility.  The insurance also removes the burden of credit investigations of foreign entities.  Since all invoices and payments are transacted in U. S. dollars, there is no foreign currency exposure.

The primary factor leading to the increase in cash provided by operating activities in 2012 was the increase in the Company’s net income.  For the first six months of 2012 net income increased by approximately $5.6 million as compared to the corresponding period of 2011. Major non-cash items affecting income included a slight increase in depreciation of $0.1 million, an increase in the unrealized loss on financial contracts of approximately $2.1 million, and a decrease in deferred income taxes of approximately $1.2 million.

Other factors leading to an increase in cash provided by operating activities included:

•
Inventory decreased approximately $0.7 million (due to a 6.1% decrease in volume and a 14.8% decrease in cost per gallon) as compared to an increase of approximately $0.2 million (due to a 5.5% decrease in volume offset by a 23.2% increase in cost per gallon) in 2011;

•
Accounts payable and accrued liabilities increased approximately $0.5 million (primarily due to decreases in accruals for raw material purchases, freight and fuel gas partially offset by an increase in the accrual for derivative settlements) while in 2011 the same accounts increased by $2.9 million (primarily due to an increase in accruals for raw material purchases and freight); and

•
Other liabilities increased $0.4 million in 2012 (due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant) while in 2011 no funds were received.

These sources of cash were partially offset by the following decreases in cash provided by operations:

•
Trade receivables increased by approximately $2.2 million (due to additional foreign sales with longer payment terms) as compared to an increase of $5.7 million (due to additional foreign sales with longer payment terms and an increase in the average selling price per gallon) in 2011;

•	Prepaid derivative settlement increased $1.5 million due to margin calls on outstanding contracts in 2012 compared to no prepayments in 2011; and

•
Prepaid expenses and other assets increased $0.5 million (primarily due to an increase in prepaid insurance) as compared to a decrease of $0.1 million in 2011 (due to expensing of prepaid pipeline services, marketing and insurance).

Investing Activities

Cash used by investing activities during the first six months of 2012 was approximately $4.8 million, representing an increase of approximately $2.1 million over the corresponding period of 2011.  In May 2012 we advanced $1.5 million to AMAK for interim, short-term funding while in May and June 2011 we advanced $0.8 million for the same purpose. During the first half of 2012 purchases of transport trucks and trailers for $0.8 million, land surrounding the facility for $0.2 million, various facility improvements for $0.8 million, a processing tower conversion for $0.4 million, and initial purchases for expansion of the pipeline for $0.7 million were made.  During the first half of 2011 we purchased several additional tanks for increased storage capacity for $0.7 million, reworked an existing tank for $0.4 million and purchased 7.3 acres for $0.4 million.

Financing Activities

Cash used by financing activities during the first six months of 2012 was approximately $2.6 million versus cash provided of $2.0 million during the corresponding period of 2011.  During 2012 the Company drew $2.0 million on its line of credit for working capital purposes and made principal payments of $4.7 million on its line of credit and term debt.  During 2011 the Company drew $3.0 million on its line of credit to assist with working capital needs and also made principal payments of approximately $1.1 million on its long-term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$60,671	$41,576	$19,095	45.9%
Processing	1,178	1,162	16	1.4%
Gross Revenue	$61,849	$42,738	$19,111	44.7%

Volume of Sales (gallons)
Petrochemical Products	17,192	11,069	6,123	55.3%

Cost of Materials	$53,482	$39,490	$13,992	35.4%
Total Operating Expense**	9,900	8,457	1,443	17.1%
Natural Gas Expense**	825	1,238	(413)	(33.4%)
Operating Labor Costs**	2,571	2,011	560	27.8%
Transportation Cost**	4,139	3,122	1,017	32.6%
General & Administrative Expense	2,646	2,588	58	2.2%
Depreciation*	874	819	55	6.7%

Capital Expenditures	$1,576	$982	$594	60.5%
*Includes $749 and $699 for 2012 and 2011, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased during the second quarter of 2012 from 2011 by approximately 44.7% due to an increase in volume of 55.3% and a 1.4% increase in processing revenue.

Petrochemical Product Sales

Petrochemical product sales increased by 45.9% during the second quarter of 2012 from 2011 due to an increase in volume of 55.3% as noted above offset slightly by a decrease in the average selling price of 6.0%.

Processing

Processing revenues increased slightly by 1.4% during the second quarter of 2012 from 2011 indicating steady business from our tolling services.

Cost of Materials

Cost of Materials increased 35.4% during the second quarter of 2012 from 2011 due to higher volume processed.  Volume processed increased 47.7% to support increased demand.  This was offset slightly by lower average feedstock price per gallon of 11.1% during 2011 from 2011.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices; thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased 17.1% during the second quarter of 2012 from 2011.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 33.4% during 2012 from 2011 due to a decrease in the average per unit cost.  The average price per MMBTU for the second quarter of 2012 was $2.49 whereas, for 2011 the per-unit cost was $4.58.  The decreased cost was partially offset by increased volume which increased to approximately 326,000 MMBTU from about 270,000 MMBTU due to increased product demand.

Labor costs were higher by approximately 27.8% because the Company added approximately 18 employees.  Increased manpower was required by significant production increases, significant product shipment increases, and the increased loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was born by Gevo per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 32.6% due to the increase in sales volume.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 70.5% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs for the second quarter of 2012 from 2011 increased slightly by 2.2% due to increases  in management and administrative compensation (additional personnel and increased profit sharing), travel expense (petrochemical sales trips and corporate travel to Saudi), group health insurance (premium increase), Saudi administrative expenses (employment of a project and branch manager), accounting fees (additional audit work due to the change to accelerated filing status), and liability and property insurance (premium increases) offset by a decrease in post-retirement benefits (reversal of expired options).

Depreciation

Depreciation increased 6.7% during the second quarter of 2012 from 2011 due to an increase in the amount of depreciable assets as listed in Capital Expenditures immediately below.

Capital Expenditures

Capital Expenditures increased 60.5% during the second quarter of 2012 from 2011 primarily due to improvements in the petrochemical facility including the conversion of a processing tower, improvements to existing tankage and other equipment, purchase of transport trailers, and initial purchases for the pipeline expansion.

Comparison of Six Months Ended June 30, 2012 and 2011

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$116,499	$74,359	$42,140	56.7%
Processing	2,144	2,135	9	0.4%
Gross Revenue	$118,643	$76,494	$42,149	55.1%

Volume of sales (thousand gallons)
Petrochemical products	33,419	20,896	12,523	59.9%

Cost of Materials	$103,558	$69,954	$33,604	48.0%
Total Operating Expense**	19,170	15,855	3,315	20.9%
Natural Gas Expense**	1,795	2,462	(667)	(27.1%)
Operating Labor Costs**	5,060	4,030	1,030	25.6%
Transportation Costs**	7,656	5,401	2,255	41.8%
General & Administrative Expense	5,633	5,095	538	10.6%
Depreciation*	1,722	1,604	118	7.4%

Capital Expenditures	$3,269	$1,940	$1,329	68.5%
*Includes $1,473 and $1,372 for 2012 and 2011, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased 55.1% during the first half of 2012 from 2011 primarily due to an increase in total sales volume of 59.9%.

Petrochemical Product Sales

Petrochemical product sales increased 56.7% during the first half of 2012 from the first half of 2011 due to an increase in total sales volume of 59.9% as noted above offset by a slight decrease in the average selling price of approximately 2.0%.

Processing

Processing revenues increased slightly during the first half of 2012 from 2011 by 0.4% indicating consistent run rates among our tolling customers.

Cost of Materials

Cost of Materials increased 48.0% during the first half of 2012 from 2011 due to an increase in volume processed of 51.4% due to higher demand, unrealized hedging losses, and LIFO allowance adjustments.  Unrealized hedging losses d of $2.2 million were offset by a reduction in the LIFO allowance of $1.7 million for a net increase in Cost of Materials of $0.5 million.  Average feedstock price per gallon decreased slightly by 2.3% during 2012 from 2011.

Total Operating Expense

Total Operating Expense increased 20.9% during the first half of 2012 from 2011.  Natural gas, labor and transportation are the largest individual expenses in this category. The cost of natural gas purchased decreased 27.1% during 2012 from 2011 due to lower per-unit costs offset by 18.9 % higher volumes.  The average price per MMBTU for 2012 was $2.69; whereas, for 2011 the per-unit cost was $4.46.  Volume purchased increased to approximately 656,000 MMBTU from about 551,000 MMBTU but was offset by the decrease in price.

Labor costs were higher by approximately 25.6% because the Company added approximately 18 employees.  Increased manpower was required by significant production increases, significant product shipment increases, and the increased loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was born by Gevo per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 41.8% due to the increase in sales volume.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 68.0% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs increased 10.6% during the first half of 2012 from 2011 due to increases  in management and administrative compensation (additional personnel and increased profit sharing), travel expense (petrochemical sales trips and corporate travel to Saudi), group health insurance (premium increase), Saudi administrative expenses (employment of a project and branch manager) accounting fees (additional audit work due to the change to accelerated filing status), and liability and property insurance (premium increases) offset by a decrease in post-retirement benefits (reversal of expired options).

Depreciation

Depreciation increased 7.4% during the first half of 2012 from 2011 due to an increase in the amount of depreciable assets.

Capital Expenditures

Capital Expenditures increased 68.5% during the first half of 2012 from 2011 primarily due to purchases of transport trucks and trailers, land surrounding the facility, various facility improvements, a processing tower conversion, and initial purchases for expansion of the pipeline.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$21,539	$1,500	$15,389	$2,800	$1,850

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:  August 8, 2012   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                              (Registrant)

                                             By: /s/Connie Cook
                                             Connie Cook
                                             Chief Financial Officer