Form 10-Q
period 2012-09-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2012-11-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 6, 2012: 24,105,313.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2012 (unaudited)	DECEMBER 31, 2011
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$3,008	$6,674
Derivative instruments	--	393
Trade receivables, net	21,764	23,198
Advance to AMAK	1,662	120
Inventories	10,325	9,456
Prepaid derivative settlement	500	--
Prepaid expenses and other assets	1,762	561
Current portion of contractual based intangible assets, net	250	251
Deferred income taxes	1,257	1,169
Total current assets	40,528	41,822

Plant, pipeline and equipment, net	38,881	36,952

Investment in AMAK	30,884	30,884
Mineral properties in the United States	588	588
Contractual based intangible asset, net	167	355
Other assets	11	11

TOTAL ASSETS	$111,059	$110,612
LIABILITIES
Current Liabilities
Accounts payable	$6,256	$5,857
Accrued interest	99	116
Current portion of derivative instruments	760	345
Accrued liabilities	1,514	2,956
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	266	258
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	852	937
Total current liabilities	11,387	12,109

Long-term debt, net of current portion	14,689	22,739
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	662	789
Other liabilities, net of current portion	659	1,071
Deferred income taxes	6,719	7,016
Total liabilities	34,765	44,373

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million and 23.7 million shares in 2012 and 2011, respectively (Note 6)	2,380	2,373
Additional paid-in capital	44,569	44,138
Accumulated other comprehensive loss	(645)	(748)
Retained earnings	29,701	20,187
Total Arabian American Development Company Stockholders’ Equity	76,005	65,950
Noncontrolling Interest	289	289
Total equity	76,294	66,239

TOTAL LIABILITIES AND EQUITY	$111,059	$110,612

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$53,181	$60,078	$169,681	$134,437
Processing Fees	1,097	1,467	3,240	3,602
	54,278	61,545	172,921	138,039

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $762, $677, $2,236, and $2,049, respectively)	45,511	52,329	149,069	122,283

GROSS PROFIT	8,767	9,216	23,852	15,756

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,122	3,039	8,755	8,135
Depreciation	126	124	375	356
	3,248	3,163	9,130	8,491

OPERATING INCOME	5,519	6,053	14,722	7,265

OTHER INCOME (EXPENSE)
Interest Income	2	--	2	4
Interest Expense	(120)	(191)	(435)	(514)
Losses on Cash Flow Hedge Reclassified from OCI	(90)	(103)	(275)	(316)
Miscellaneous Income (Expense)	(15)	(10)	(92)	15
	(223)	(304)	(800)	(811)

INCOME BEFORE INCOME TAXES	5,296	5,749	13,922	6,454

INCOME TAXES	1,764	1,812	4,408	2,101

NET INCOME	3,532	3,937	9,514	4,353

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$3,532	$3,937	$9,514	$4,353

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.15	$0.16	$0.40	$0.18

Basic Weighted Average Number of Common Shares Outstanding	24,091	23,990	24,073	23,990

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.14	$0.16	$0.38	$0.18

Diluted Weighted Average Number of Common Shares Outstanding	24,753	24,542	24,759	24,612

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(thousands of dollars)

NET INCOME	$3,532	$3,937	$9,514	$4,353

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX
Unrealized holding gains arising during period	119	55	378	307
Less: reclassification adjustment included in net income	90	(103)	275	316

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	29	(48)	103	(9)

COMPREHENSIVE INCOME	$3,561	$3,889	$9,617	$4,344

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$20,187	$65,950	$289	$66,239

Stock options
Issued to Directors	-	-	(151)	-	-	(151)	-	(151)
Issued to Employees	-	-	371	-	-	371	-	371
Stock
Issued to Employees	21	2	119	-	-	121	-	121
Issued to Directors	53	5	92	-	-	97	-	97
Unrealized Gain on Interest Rate Swap (net of income tax expense of $53)	-	-	-	103	-	103	-	103
Net Income	-	-	-	-	9,514	9,514	-	9,514

SEPTEMBER 30, 2012	23,805	$2,380	$44,569	$(645)	$29,701	$76,005	$289	$76,294

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$9,514	$4,353
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	2,611	2,405
Amortization of Contractual Based Intangible Asset	188	188
Accretion of Notes Receivable Discounts	(2)	(1)
Unrealized Loss on Derivative Instruments	731	388
Stock-based Compensation	293	645
Deferred Income Taxes	(331)	(77)
Postretirement Obligation	8	9
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	1,434	(11,365)
(Increase ) Decrease in Notes Receivable	(66)	35
Decrease in Income Tax Receivable	--	216
Increase in Inventories	(868)	(2,081)
Increase in Prepaid Derivative Settlement	(500)	--
(Increase) Decrease in Prepaid Expenses	(1,135)	99
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(1,045)	4,124
Increase (Decrease) in Accrued Interest	(16)	8
Decrease in Accrued Liabilities in Saudi Arabia	--	(76)
Increase in Other Liabilities	353	500

Net Cash Provided by (Used in) Operating Activities	11,169	(630)

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(5,389)	(3,690)
Repayment of Advance to AMAK	--	750
Advance to AMAK	(1,542)	(800)

Net Cash Used in Investing Activities	(6,931)	(3,740)

FINANCING ACTIVITIES
Issuance of Common Stock	146	16
Additions to Long-Term Debt	2,000	3,000
Repayment of Long-Term Debt	(10,050)	(1,459)

Net Cash Provided by (Used in) Financing Activities	(7,904)	1,557

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,666)	(2,813)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,674	7,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,008	$4,797

Supplemental disclosure of cash flow information:
Cash payments for interest	$816	$811
Cash payments for taxes, net of refunds	$6,150	$215
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$850	$157
Unrealized gain (loss) on interest rate swap, net of tax expense	$103	$(9)

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s financial position at September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012, and 2011.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of results for the year ending December 31, 2012.

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the three and nine months ended September 30, 2012, and 2011, the Company has chosen the two-statement approach to comply with the update.

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

In July 2012 the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This is amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired; entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the company’s financial results.

3. TRADE RECEIVABLES

Trade receivables, net, at September 30, 2012, and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Trade receivables	$21,974	$23,408
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$21,764	$23,198

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $15.9 million and $16.8 million at September 30, 2012, and December 31, 2011, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Raw material	$4,144	$3,400
Petrochemical products	6,181	6,056
Total inventory	$10,325	$9,456

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2012, and December 31, 2011, current cost exceeded LIFO value by approximately $1.8 million and $2.3 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $5.1 million and $4.8 million at September 30, 2012, and December 31, 2011, respectively (see Note 7).

Inventory included products in transit valued at approximately $2.9 million and $2.0 million at September 30, 2012, and December 31, 2011, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at September 30, 2012, and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Platinum catalyst	$1,497	$1,497
Land	1,575	1,422
Plant, pipeline and equipment	60,106	57,215
Construction in progress	2,746	490
Total plant, pipeline and equipment	65,924	60,624
Less accumulated depreciation and amortization	(27,043)	(23,672)
Plant, pipeline and equipment, net	$38,881	$36,952

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first nine months of 2012 included installation of tankage, reworking an existing tower, and upgrading and expanding pipelines.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,184, $3,280, $9,552 and $9,842 for the three and nine months ended September 30, 2012, and 2011, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and nine months ended September 30, 2012, and 2011, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,532	24,091	$0.15	$3,937	23,990	$0.16

Dilutive stock options outstanding		662			552

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$3,532	24,753	$0.14	$3,937	24,542	$0.16

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$9,514	24,073	$0.40	$4,353	23,990	$0.18

Dilutive stock options outstanding		686			622

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$9,514	24,759	$0.38	$4,353	24,612	$0.18

At September 30, 2012, and 2011, 1,073,180 and 155,667 potential common stock shares, respectively were issuable upon the exercise of options.

The earnings per share calculations for the periods ended September 30, 2012, and 2011, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At September 30, 2012, there was a short-term amount of $1,400,000 and a long-term amount of $7,100,000 outstanding. At December 31, 2011, there was a short-term amount of $1,400,000 and a long-term amount of $8,150,000 outstanding.   The interest rate on the loan varies according to several options.  At September 30, 2012, and December 31, 2011, the rate was 2.5% and 2.75%, respectively.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At September 30, 2012, and December 31, 2011, there was a long-term amount outstanding of $7,489,488 and $14,489,488, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At September 30, 2012, and December 31, 2011, the rate was 2.5% and 2.75%, respectively.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At September 30, 2012, approximately $10.5 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At September 30, 2012, and December 31, 2011, there was a short-term amount of $100,000 and a long-term amount of $100,000 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at September 30, 2012, 5.25 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2012, and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Financial swaps on feedstock	$444	$444	-	-
Interest rate swap	978	-	$978	-

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(thousands of dollars)
Assets:
Financial swaps on feedstock	$393	$393	-	-

Liabilities:
Interest Rate Swap	1,134	-	$1,134	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At September 30, 2012, and December 31, 2011, no natural gas options were outstanding.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2012, and 2011, represented approximately 82.1% and 82.5% of our operating expenses, respectively.

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

The financial contracts currently in place are not designated as hedges.  As of September 30, 2012, South Hampton had committed to financial contracts with settlement dates through December 2012.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Unrealized gain (loss)	$1,446	$(307)	$(837)	$(388)
Realized gain (loss)	(1,446)	(86)	(942)	279
Net loss	$--	$(393)	$(1,779)	$(109)

	September 30, 2012	December 31, 2011

Fair value of financial contracts – asset (liability)	$(444)	$393

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended September 30, 2012, and 2011.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 0.1% for the three months and 1.2% and 0% for the nine months ended September 30, 2012, and 2011, respectively.  Due to the natural gasoline price decline during the second quarter, we purchased positions to fix our losses on our outstanding positions going forward; therefore, there will be no further effect on earnings unless additional positions are purchased.

With the drop in natural gasoline prices during the second quarter of 2012, margin calls were made on our outstanding financial contracts in the amount of $1.5 million.  As of September 30, 2012, $1.0 million had been refunded leaving a balance of $0.5 million.  These payments are reflected in prepaid derivative settlements at September 30, 2012.

 Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $6,000,000 at September 30, 2012.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within the Company’s Statement of Comprehensive Income.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	September 30,
	2012	2011
Other Comprehensive Loss
Cumulative loss	$(978)	$(1,130)
Deferred tax benefit	333	384
Net cumulative loss	$(645)	$(746)

Interest expense reclassified from other comprehensive loss	$275	$316

	September 30, 2012	December 31, 2011

Fair value of interest rate swap - liability	$978	$1,134

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of September 30, 2012, predicted to be reclassified into earnings within the next 12 months is approximately $316,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2012	1,347,750	$3.66
Granted	--	--
Exercised	(74,570)	3.05
Expired	(200,000)	3.40
Cancelled	--	--
Forfeited	--	--
Outstanding at September 30, 2012	1,073,180	$3.75	7.6
Exercisable at September 30, 2012	299,928	$3.26	6.8

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $68,000 and $62,000 during the three months and $194,000 and $128,000 during the nine months ended September 30, 2012, and 2011, respectively, were recognized related to options to purchase shares vesting through 2016.

Employee compensation of approximately $119,000 and $145,000 during the three months and $371,000 and $444,000 during the nine months ended September 30, 2012, and 2011, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2014.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $73,000 was recognized during the nine months ended September 30, 2012, and 2011, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

Post-retirement compensation of approximately $413,000 was reversed during the second quarter of 2012 due to the performance condition associated with 200,000 shares in options awarded Mr. El Khalidi not being met as required by the terms of the award by June 30, 2012.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

11. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2008 through 2011 remain open for examination in various tax jurisdictions in which we operate.  In late 2010 the Internal Revenue Service opened an examination of the Company’s 2009 tax return which was subsequently closed without change.   As of September 30, 2012, and December 31, 2011, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $883,000 based upon an annuity single premium value contract plus accrued interest was outstanding at September 30, 2012, and was included in post-retirement benefits.  As of September 30, 2012, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at September 30, 2012, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts which have not met termination dates remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of September 30, 2012, and December 31, 2011, the Company had a non-controlling equity interest of approximately $30.9 million. This investment is accounted for under the cost method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2012.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information.

In May 2012 we advanced approximately $1.5 million to AMAK for interim funding on a short term basis. The amount remained outstanding at September 30, 2012.

In May 2011 we paid $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011 we advanced $750,000 to AMAK for interim funding.  The $750,000 was returned in August 2011.

14. RELATED PARTY TRANSACTIONS

Legal fees of approximately $65,000 and $44,000 were incurred during the three months and $173,000 and $187,000 during the nine months ended September 30, 2012, and 2011, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $35,000 and $35,000 during the three months and $104,000 and $76,000 during the nine months ended September 30, 2012, and 2011, respectively for serving as the Company’s Saudi branch representative.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at September 30, 2012, and 2011, is $66,570 related to this guaranty.

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

On May 3, 2012 South Hampton received notice of a lawsuit filed in Jefferson County, Texas.  The suit alleges that a worker at the B.F. Goodrich facility in Orange, Texas, an alleged customer of South Hampton, became ill and subsequently died from benzene exposure.  There are numerous defendants named in this lawsuit.  On September 6, 2012, plaintiffs dismissed South Hampton without prejudice to re-filing again in return for South Hampton’s agreement to enter into an agreement tolling any applicable statutes of limitation for 2 years from September 6, 2012, or conclusion of the remainder of the case, whichever is earlier.  As South Hampton never sold products of any kind to the B.F. Goodrich facility in Orange, Texas, this matter can be considered closed.

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

Review of Third Quarter and Year-to-Date 2012 Results

We reported third quarter 2012 earnings of $3.5 million down $0.4 million from the third quarter of 2011. Basic earnings per share of $0.15 were reported for 2012, down $0.01 from 2011.  Sales volume of our petrochemical products decreased slightly by 2.3% from the third quarter of 2011.  Sales revenue from our petrochemical products also decreased by 11.5% as compared to the third quarter of 2011.

We reported year-to-date 2012 earnings of approximately $9.5 million up $5.2 million from the first nine months of 2011.  Basic earnings per share of $0.40 were reported for 2012, up $0.22 from 2011.  Sales volume of our petrochemical products increased by 32.9% from the first nine months of 2011 while sales revenue from petrochemical products increased 26.2%.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Days sales outstanding in accounts receivable	34.5	42.4	44.7
Days sales outstanding in inventory	16.4	17.3	15.8
Days sales outstanding in accounts payable	9.9	10.7	8.7
Days of working capital	40.9	49.0	51.8

Sources and Uses of Cash

Cash and cash equivalents decreased $3.7 million during the nine months ended September 30, 2012, as compared to a decrease of $2.8 million for the nine months ended September 30, 2011.

The change in cash and cash equivalents is summarized as follows:

	2012	2011
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$11,169	$(630)
Investing activities	(6,931)	(3,740)
Financing activities	(7,904)	1,557
Decrease in cash and equivalents	$(3,666)	$(2,813)
Cash and cash equivalents	$3,008	$4,797

Operating Activities

Cash provided by operating activities totaled $11.2 million for the first nine months of 2012, $11.8 million higher than 2011.  As discussed in Note 9 to the consolidated financial statements, feedstock and natural gas used for the nine months ended September 30, 2012, represented approximately 82.1% of our operating expenses.  In the first nine months of 2012 feedstock prices decreased approximately 7.3% from the first nine months of 2011. Prices rose in late January which continued through the end of March at which point they peaked and began a slow decline.  In May and June prices dipped sharply. Feedstock prices dropped 15.3% from the end of the first quarter to the end of the third quarter of 2012.

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

The primary factor leading to the increase in cash provided by operating activities in 2012 was the increase in the Company’s net income.  For the first nine months of 2012 net income increased by approximately $5.2 million as compared to the corresponding period of 2011. Major non-cash items affecting income included a slight increase in depreciation of $0.2 million, an increase in the unrealized loss on financial contracts of approximately $0.3 million, a decrease in share based compensation of $0.4 million, and a decrease in deferred income taxes of approximately $0.3 million.

Other factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased approximately $1.4 million (due to a 9.4% decrease in price per gallon and a 2.3% decrease in volume sold during the third quarter) as compared to an increase of approximately $11.4 million (due to a 28.2% decrease in volume and a 31.0% increase in price per gallon in the third quarter) in 2011, and

•
Other liabilities increased $0.4 million in 2012 (due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant) as compared to an increase of $0.5 million in 2011 (due to the receipt of funds from a toll processing customer for construction of a pilot plant).

These sources of cash were partially offset by the following decreases in cash provided by operations:

•
Inventory increased approximately $0.9 million (due to a 10.2% increase in volume partially offset by a 6.0% decrease in cost per gallon) as compared to an increase of approximately $2.1 million (due to a 10.9% increase in volume and a 22.8% increase in cost per gallon) in 2011;

•	Prepaid derivative settlement increased $0.5 million due to margin calls on outstanding contracts in 2012 compared to no prepayments in 2011;

•
Prepaid expenses and other assets increased $1.1 million (primarily due to an increase in prepaid insurance) as compared to a decrease of $0.1 million in 2011 (due to expensing of prepaid pipeline services, marketing and insurance); and

•
Accounts payable and accrued liabilities decreased approximately $1.0 million (primarily due to decreases in accruals for income taxes, freight and fuel gas partially offset by an increase in the accrual for derivative settlements and raw material purchases) while in 2011 the same accounts increased by $4.1 million (primarily due to an increase in accruals for raw material purchases, freight, and construction in progress billings).

Investing Activities

Cash used by investing activities during the first nine months of 2012 was approximately $6.9 million, representing an increase of approximately $3.2 million over the corresponding period of 2011.  In May 2012 we advanced $1.5 million to AMAK for interim, short-term funding that remains outstanding.  In May and June 2011 we advanced $0.8 million for the same purpose which was subsequently repaid in August 2011. During the first nine months of 2012 we purchased transport trucks and trailers for $0.8 million, land surrounding the facility for $0.2 million, made various facility improvements for $0.8 million, converted a processing tower for $0.4 million, made purchases for expansion of the pipeline of $2.0 million and purchased various other equipment.  During the first nine months of 2011 we purchased several additional tanks for increased storage capacity for $0.7 million, reworked an existing tank for $0.3 million, purchased 7.3 acres for $0.1 million, purchased several new vehicles for $0.2 million, purchased a warehouse and parking facility for $0.3 million, upgraded various plant equipment for $0.6 million, and made other miscellaneous equipment purchases.

Financing Activities

Cash used by financing activities during the first nine months of 2012 was approximately $7.9 million versus cash provided of $1.6 million during the corresponding period of 2011.  During 2012 the Company drew $2.0 million on its line of credit for working capital purposes and made principal payments of $10.1 million on its line of credit and term debt.  During 2011 the Company drew $3.0 million on its line of credit to assist with working capital needs and also made principal payments of approximately $1.5 million on its long-term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$53,181	$60,078	$(6,897)	(11.5%)
Processing	1,097	1,467	(370)	(25.2%)
Gross Revenue	$54,278	$61,545	$(7,267)	(11.8%)

Volume of Sales (gallons)
Petrochemical Products	16,072	16,454	(382)	(2.3%)

Cost of Materials	$45,511	$52,329	$(6,818)	(13.0%)
Total Operating Expense**	9,985	9,359	626	6.7%
Natural Gas Expense**	974	1,392	(418)	(30.0%)
Operating Labor Costs**	2,742	2,339	403	17.2%
Transportation Cost**	3,995	3,724	271	7.3%
General & Administrative Expense	3,122	3,039	83	2.7%
Depreciation*	889	801	88	10.9%

Capital Expenditures	$2,120	$1,750	$370	21.1%
*Includes $762 and $677 for 2012 and 2011, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue decreased during the third quarter of 2012 from 2011 by approximately 11.8% due to a decrease in volume of 2.3%, a decrease in the average selling price of 9.4%, and a 25.2% decrease in processing revenue.  One of our tolling customers has been having raw material issues and therefore, has been unable to run at normal rates.

Petrochemical Product Sales

Petrochemical product sales decreased by 11.5% during the third quarter of 2012 from 2011 due to an decrease in volume of 2.3% and a decrease in the average selling price of 9.4%.

Processing

Processing revenues decreased by 25.2% during the third quarter of 2012 from 2011 for reasons noted above.

Cost of Materials

Cost of Materials decreased 13.0% during the third quarter of 2012 from 2011 due to slightly lower volumes processed and a decrease in the average cost per gallon of feedstock.  Volume processed decreased 4.6% due to slightly lower demand, and average feedstock price per gallon also decreased 17.0% during 2012 from 2011.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense for the Petrochemical Company increased 6.7% during the third quarter of 2012 from 2011.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 30.0% during 2012 from 2011 due to a decrease in the average per unit cost.  The average price per MMBTU for the third quarter of 2012 was $3.11 whereas, for 2011 the per-unit cost was $4.56.  The decreased cost was partially offset by increased volume which increased to approximately 318,000 MMBTU from about 313,000 MMBTU.

Labor costs were higher by approximately 17.2% because the Company added approximately 14 employees quarter over quarter.  Increased manpower was required by significant production increases, significant product shipment increases, and the increased loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was born by our tolling customer, Gevo, per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 7.3% due to an increase in rail freight.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 43.3% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs for the third quarter of 2012 from 2011 increased slightly by 2.7% due primarily to increases  in insurance premiums (health, worker’s compensation, and liability premiums increased) offset by a decrease in officer compensation (lower profit sharing distributions).

Depreciation

Depreciation increased 10.9% during the third quarter of 2012 from 2011 due to an increase in the amount of depreciable assets as listed in Capital Expenditures immediately below.

Capital Expenditures

Capital Expenditures increased 21.1% during the third quarter of 2012 from 2011 primarily due to improvements in the petrochemical facility including the conversion of a processing tower, improvements to existing tankage and other equipment, and purchases for the pipeline expansion.

Comparison of Nine Months Ended September 30, 2012 and 2011

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$169,681	$134,437	$35,244	26.2%
Processing	3,240	3,602	(362)	(10.0%)
Gross Revenue	$172,921	$138,039	$34,882	25.3%

Volume of sales (thousand gallons)
Petrochemical products	49,492	37,350	12,142	32.5%

Cost of Materials	$149,069	$122,283	$26,786	21.9%
Total Operating Expense**	29,155	25,213	3,942	15.6%
Natural Gas Expense**	2,769	3,854	(1,085)	(28.2%)
Operating Labor Costs**	7,801	6,369	1,432	22.5%
Transportation Costs**	11,651	9,125	2,526	27.7%
General & Administrative Expense	8,755	8,135	620	7.6%
Depreciation*	2,611	2,405	206	8.6%

Capital Expenditures	$5,389	$3,690	$1,699	46.0%
*Includes $2,236 and $2,049 for 2012 and 2011, respectively, which is included in operating expense
** Included in cost of materials

Gross Revenue

Gross Revenue increased 25.3% during the first nine months of 2012 from 2011 primarily due to an increase in total sales volume of 32.5%.

Petrochemical Product Sales

Petrochemical product sales increased 26.2% during the first nine months of 2012 from the first nine months of 2011 due to an increase in total sales volume of 32.5% as noted above offset by a decrease in the average selling price of approximately 4.7%.  Since approximately 50% of our product sales are based upon formulas derived from market prices of raw materials and those prices declined, our average selling price declined.

Processing

Processing revenues decreased during the first nine months of 2012 from 2011 by 10.0% due to one of our tolling customers experiencing raw material issues which impacted their run rates.

Cost of Materials

Cost of Materials increased 21.9% during the first nine months of 2012 from 2011 due to an increase in volume processed of 26.9% due to higher demand and hedging losses offset by LIFO allowance adjustments.  Realized/unrealized hedging losses of $1.8 million were partially offset by a reduction in the LIFO allowance of $0.4 million for a net increase in Cost of Materials of $1.4 million.  Average feedstock price per gallon decreased 7.3% during 2012 from 2011.

Total Operating Expense

Total Operating Expense increased 15.6% during the first nine months of 2012 from 2011.  Natural gas, labor and transportation are the largest individual expenses in this category. The cost of natural gas purchased decreased 28.2% during 2012 from 2011 due to lower per-unit costs offset slight by 1.4 % higher volumes.  The average price per MMBTU for 2012 was $2.83; whereas, for 2011 it was $4.50.  Volume purchased increased to approximately 974,000 MMBTU from about 865,000 MMBTU but was offset by the decrease in price.

Labor costs were higher by approximately 22.5% because the Company added approximately 14 employees.  Increased manpower was required by significant production increases, significant product shipment increases, and the increased loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was born by Gevo per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 27.7% due to the increase in sales volume.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 64.1% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs increased 7.6% during the first nine months of 2012 from 2011 due to increases  in management and administrative compensation (additional personnel and sign-on bonus for executive vice president), travel expense (petrochemical sales trips and corporate travel to Saudi), group health insurance (premium increase), Saudi administrative expenses (employment of a project and branch manager) accounting fees (additional audit work due to the change to accelerated filing status and move to NYSE), and liability and property insurance (premium increases) offset by a decrease in post-retirement benefits (reversal of expired options).

Depreciation

Depreciation increased 8.6% during the first nine months of 2012 from 2011 due to an increase in the amount of depreciable assets.

Capital Expenditures

Capital Expenditures increased 46.0% during the first nine months of 2012 from 2011 primarily due to purchases of transport trucks and trailers, land surrounding the facility, various facility improvements, a processing tower conversion, and purchases for expansion of the pipeline.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$16,189	$1,500	$10,389	$2,800	$1,500

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:  November 8, 2012   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                                (Registrant)

                                               By: /s/Connie Cook
                                                     Connie Cook
                                                     Chief Financial Officer