Form 10-K
period 2012-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-03-18
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2012 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926

ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

Registrant’s telephone number, including area code: (409) 385-8300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class                                                                                                   Name of exchange on which registered
Common stock, par value $0.10 per share                                              New York Stock Exchange

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2012, of the registrant’s voting securities held by non-affiliates was approximately $183 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 12, 2013:  24,105,313.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 5, 2013.

TABLE OF CONTENTS`

Item Number and Description

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	33

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	33

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	33

PART I

Item 1.   Business.

General

Arabian American Development Company (the “Company”) was incorporated in the State of Delaware in 1967. The Company’s principal business activity is the manufacturing of various specialty petrochemical products.  The Company also owns a 37% interest in Al Masane Al Kobra Mining Company, a Saudi Arabian closed joint stock mining company (“AMAK”) which is in commercial production of copper and zinc concentrate and a 55% interest in Pioche Ely Valley Mines, Inc. (“PEVM”), a Nevada mining corporation which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.  There have been no significant changes during 2012 in the method of conducting our business.

The Company operates in one business segment; the manufacturing of various specialty petrochemical products.

United States

Our domestic activities are primarily conducted through a wholly owned subsidiary, Texas Oil and Chemical Co. II, Inc. (the “Petrochemical Company”), which owns all of the capital stock of South Hampton Resources, Inc. (“South Hampton”).  South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products including isopentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”) which owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.

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

Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by South Hampton marketing personnel.  The Penhex Unit had a utilization rate during 2012 of approximately 72% based upon 6,000 barrels per day. This compares to rates of 64% for 2011 and 54% for 2010.  The Penhex Unit capacity was essentially doubled in 2008 and is now configured in two independent process units.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.  In October 2010 the Company completed the construction of a small Isomerization unit which provides greater flexibility in the product slate and the ability to convert a product which is less in demand, into one which is a stronger performer.

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

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, and Hydrocarbon Processing Demonstration Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, South Hampton processes the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from South Hampton’s storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 BPD. Together they realized a utilization rate of 37% for 2012, 59% for 2011 and 53% for 2010.  The reduced utilization rate for 2012 is a reflection of raw material issues experienced by one of the tolling customers.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

South Hampton, in support of the petrochemical operation, owns approximately 82 storage tanks with total capacity approaching 233,000 barrels, and 127 acres of land at the plant site, 59 acres of which are developed.  South Hampton also owns a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 56 acres of which 13 acres are developed.

South Hampton obtains its feedstock requirements from a sole supplier.  A contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on a secured basis for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007 and annually thereafter with thirty days written notice of termination by either party.  In December 2006 the agreement was modified so that all purchases are on open account under normal credit terms and amounts owed are classified as current.  The supplier built a tank to receive feedstock from a major pipeline system and provides storage for use by South Hampton.  The arrangement is viewed as a means of solidifying a dependable, long term supply of feedstock for the Company.  Storage fees for this arrangement were offset by the cancellation of tank rental fees in place with another party.  The tank was completed in July 2007 and began full operation in October 2007.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. South Hampton has various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

Gulf State owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines aggregating approximately 70 miles in length connecting South Hampton’s facility to: (1) a natural gas line, (2) South Hampton’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

South Hampton sells its products to predominantly Fortune 500 companies for use in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industries.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We have an internet presence as well.  South Hampton has adopted a strategy of moving its larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  As a result, with this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. The Company believes that the use of formula pricing can reduce the volatility and increase the predictability of product margins.  However, the Company continues to investigate alternative product pricing methods.  During 2012 and 2011, sales to two customers exceeded 10 percent or more of the Company’s revenues.  In both cases these sales represented multiple products at multiple facilities.

United States Mineral Interests

The Company’s only mineral interest in the United States is its 55% ownership interest in an inactive corporation, PEVM.  PEVM’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres.  All of the claims are located in Lincoln County, NV.   The recent real estate devaluation nation-wide caused the Company to re-evaluate the holdings and a write down of approximately $496,000 was recorded at the end of 2008.  No additional impairment was recorded in 2012, 2011, or 2010.

In late 2008 PEVM commenced dialogue with the Bureau of Land Management (“BLM”) to determine how best to remedy a potential contamination claim on neighboring property.  Communication with the BLM is ongoing.  PEVM has retained an environmental consultant to assist with the resolution of this matter and as of December 31, 2012, the Company had recorded a liability of $350,000 to cover estimated remediation costs as PEVM would have no other source of funds to manage the situation   Tentative agreement on a work plan has been received from the affected parties and a contractor has been secured.  The work is expected to take approximately three months.  While ARSD does not believe it has any liability for the contamination, it is not the Company’s culture to leave a situation such as this to the local community or adjacent landowners. We have set a budget of $250,000 for the cleanup and containment and believe that is adequate to return the land to usable condition.  The Company has liens on several of the patented claims to secure the funds which have been advanced over time, and the prospective costs mentioned above.

At this time, neither the Company nor PEVM have plans to develop the mining assets near Pioche, NV.  Periodically proposals are received from outside parties who are interested in developing or using certain assets. We do not anticipate making any significant domestic mining capital expenditures.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases, or spills are associated with our possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. The Company will attempt toanticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations of more rigorous enforcement of existing laws and regulations.

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

TCEQ. In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 70 barrels were recovered during 2012 and 75 barrels during 2011.  The recovered material had an economic value of approximately $7,000 during 2012 and $8,000 during 2011.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to South Hampton for use in its process or for sale.  At current market values this material, if fully recovered would be worth approximately $2.0 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  South Hampton has drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

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

Personnel

The number of regular employees was approximately 168, 160 and 145 at years ended 2012, 2011 and 2010, respectively.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.

Mr. Ghazi Sultan, a director of the Company, is the Company’s representative in Saudi Arabia.

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

Investment in AMAK

As of December 31, 2012, we owned a 37% interest in AMAK.  On December 9, 2012, AMAK shareholders authorized the issuance of additional shares in an amount equal to 10% of the then outstanding shares, equaling an additional 5 million shares, in AMAK to raise funds for working capital requirements and retirement of construction debt.  On January 11, 2013, the Company entered into an agreement with AMAK to purchase an additional 937,500 shares of AMAK at 30 Saudi Riyals (USD $8.00) per share, for a total of USD $7.5 million.  As a result of this purchase, our ownership percentage in AMAK remains at 37% but will decrease to approximately 35% when and if the remaining authorized shares are subscribed to and issued.

AMAK commenced commercial operation in July 2012 and by the end of the year had shipped approximately 20,000 metric tons of copper and zinc concentrate to smelters in India, Korea and China. AMAK also completed construction of its warehouse used for concentrate storage at the Red Sea Port of Jizan.  AMAK owns the Al Masane mine, processing plant and ancillary facilities located in Najran province, southwestern Saudi Arabia approximately 75 km northwest of the city of Najran.

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) guarantying up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall Loan amount.  As ownership percentages have changed over time, the loan guarantee allocation has not changed. The other AMAK shareholders provided personal guarantees.  We were the only AMAK shareholder providing a corporate guarantee. The Loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations.

Accounting Treatment of Investment in AMAK.  Prior to fiscal year 2009, we accounted for our investment in AMAK using the equity method of accounting under the presumption that since we owned more than 20% of AMAK, we would have the ability to exercise significant influence over the operating and financial policies of AMAK. AMAK’s bylaws require that audited financial statements for each year ended December 31 be submitted to its stockholders by June 30 of the following year. Therefore, we expected to obtain the audited financial statements of AMAK by June 30, 2009, and to secure the cooperation of AMAK and its auditors in converting those financial statements from generally accepted accounting principles in Saudi Arabia (“Saudi GAAP”) to U.S. generally accepted accounting principles (“U.S. GAAP”). However, by August 2009, no financial statements of AMAK were produced. In May 2010 we received a draft of the 2009 financial statements of AMAK prepared under Saudi GAAP. At that time we introduced a resolution at a meeting of the AMAK Board of Directors that would require AMAK to produce annual and quarterly financial statements prepared in accordance with U.S. GAAP which the Company required in order to apply the equity method of accounting for the investment. The resolution was defeated as the result of the casting of the tie breaking vote held by the Saudi Chairman of the Board. Consequently, we concluded that since August 2009 we no longer had significant influence over the operating and financial policies of AMAK and changed to the cost method of accounting for our investment in AMAK. We recorded our cost method investment in AMAK at the carrying amount of its equity method investment at the date the method of accounting was changed.

During 2011 and 2012 our participation in the financial and operating decisions of AMAK increased.  One of our officers and directors was appointed chairman of the Nomination, Reward and Compensation Committee of the Board of Directors and an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  Another one of our directors was appointed chairman of the Audit Committee of the Board of Directors of AMAK. We undertook the process of locating, interviewing and hiring AMAK’s new chief operating officer and also conducted the selection of a third party agent to assist in the marketing of the concentrate to be produced by AMAK.

In addition, during the quarter ended December 31, 2012, we reintroduced the resolution at a meeting of the AMAK Board of Directors that would require AMAK to produce annual and quarterly financial statements prepared in accordance with U. S. GAAP or IFRS.  The resolution was approved on October 6, 2012.  Subsequently, permission was granted to us and our representatives to have access to AMAK’s books and records to allow auditing of AMAK financial statements in accordance with the auditing standards of the PCAOB.

As a result of these developments in the quarter ended December 31, 2012, we concluded that we now have significant influence over the operating and financial policies of AMAK and accordingly should account for our investment in AMAK using the equity method.  The financial statements for prior periods have been retrospectively restated to apply the equity method of accounting for all prior periods.  See Notes 2 and 9 to the Notes to the Consolidated Financial Statements.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as recent equity transactions within AMAK.

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

Item 1A.   Risk Factors.

The Company’s financial and operating results are subject to a variety of risks inherent in the global petrochemical and mining businesses (due to our investment in AMAK).  Many of these risk factors are not within our control and could adversely affect our business, our financial and operating results or our financial condition.  We discuss some of these risks in more detail below.

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

Dependence on a limited number of customers could adversely impact profitability

During 2012 sales to two customers by the Petrochemical Company each exceeded 10 percent or more of the Company’s revenues.  In both cases these sales represented multiple products at multiple facilities.  The total loss of either of these two customers could adversely affect our ability to market products on a competitive basis and generate a profit.

Dependence on a limited number of products could adversely affect profitability

The Petrochemical Company produces high purity petrochemical solvents and other petroleum based products including isopentane, normal pentane, isohexane and hexane.  The Petrochemical Company’s dependence on a relatively limited number of products could adversely affect profitability if demand for one or more of the products decreases.  One goal contained in the Company’s long-term strategic plan is to increase our product mix through internal development and/or outside acquisition.

Climate change and greenhouse gas restrictions

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shifting hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations may also increase our compliance costs, such as for monitoring or sequestering emissions.

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

Environmental regulation

The petrochemical industry is subject to extensive environmental regulation pursuant to a variety of federal and state regulations.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations are significant to our business.  Failure to comply with these laws or failure to obtain permits may expose us to fines, penalties or interruptions in operations that could be material to our results of operations.  In addition, some of the finished goods our customers produce, such as expandable polystyrene (EPS), are subject to increasing scrutiny and regulation, which could lead to a reduction in demand for the Petrochemical Company’s products.

Safety, business controls, environmental and cyber risk management

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

Economic and political instability; terrorist acts; war and other political unrest

The U.S. military action in Afghanistan, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, including terrorist related activities and civil unrest in the Middle East, the on-going Iranian nuclear confrontation, as well as the European debt crisis, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment. One significant political risk in Saudi Arabia concerns the issue of succession of the Al-Saud royal family.  To date, transition to the next generation of the Al-Saud royal family has occurred in an orderly manner.  However, there is a risk this will not continue.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Dependence on AMAK management

We are relying upon AMAK’s management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  During 2012 AMAK utilized the services of Uhuru International Consulting Ltd. for guidance regarding plant operations and Ocean Partners for assistance regarding marketing of the copper and zinc concentrate.  Additionally, AMAK hired two very experienced persons in 2011 to serve as Chief Operating Officer and Chief Financial Officer.  Notwithstanding the utilization of these consultants or hiring of experienced personnel, our risk will continue to and will ultimately depend upon the AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

Inability to control AMAK activities

Although we believe that we have significant influence over the operating and financial policies of AMAK, we do not control AMAK’s activities.  The extent to which we are able to influence specific operating and financial decisions depends on our ability to persuade other AMAK board members regarding these policies.  Our ability to persuade other AMAK board members may be adversely affected by cultural differences, differing accounting and management practices, differing governmental laws and regulations, and the fact that the AMAK mining project is halfway around the world from the Company’s main base of operations in the United States.

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

AMAK’s inability to obtain additional mining leases

In the event AMAK is unable to obtain additional mining leases, there would be a loss of future opportunities.  AMAK’s exploration and development of new projects might be unsuccessful, expenditures may not be fully recovered and depleted ore reserves may not be replaced.  AMAK identifies new ore bodies and mining properties through its exploration program. Exploration is not always successful.  A failure in AMAK’s ability to discover new reserves or enhance existing reserves in sufficient quantities to maintain or grow the current level of AMAK’s reserves could negatively affect the Company’s investment in AMAK.

Cancellation of the current mining lease held by AMAK

In the event that the Saudi Ministry of Petroleum and Minerals cancels the current lease, AMAK shareholders including the Company could lose their investment or be forced to sell for a loss.

AMAK could suffer sustained operational difficulties

Operating difficulties are many and various, ranging from unexpected geological variations that could result in significant ground or containment failure to breakdown of key capital equipment.  Reliable roads, rail networks, ports, power generation and transmission, and water supplies are required to access and conduct AMAK’s operations.  AMAK transports all of its products first by truck and then by sea.  Limitations or interruptions in transport infrastructure could impede its ability to deliver products.

AMAK’s inability to provide timely financial information

In the event that AMAK is unable to provide timely, accurate financial information to the Company, the Company’s ability to file reports with the Securities and Exchange Commission within required deadlines could be affected and the Company’s standing on the New York Stock Exchange and in the investment community could suffer.

AMAK may have fewer mineral reserves than its estimates indicate

AMAK’s reserves estimations may change substantially if new information subsequently becomes available.  Fluctuations in the price of commodities, variation in production costs or different recovery rates may ultimately result in AMAK’s estimated reserves being revised.  If such a revision were to indicate a substantial reduction in proven or probable reserves at one or more of AMAK’s projects, it could negatively affect the Company’s investment in AMAK.

AMAK may experience environmental issues that could impact its operations

The mining industry is subject to extensive environmental regulation.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires AMAK to operate and maintain their facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations may be significant to AMAK’s business.  Failure to comply with these laws or failure to obtain permits may expose AMAK to fines, penalties or interruptions in operations that could be materially affect our investment in AMAK.

Intense competition

The Company competes in the petrochemical industry. Accordingly, we are subject to intense competition among a large number of companies, both larger and smaller than us, many of which have financial capability, facilities, personnel and other resources greater than us. In the specialty products and solvents markets, the Petrochemical Company has one principal competitor in North America, Phillips 66.  Multiple competitors exist when searching for new business in other parts of the world.  We compete primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could be harmed.  The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers. We may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time, trying to maintain or improve revenue and gross margin.

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

Gulf State owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines aggregating approximately 70 miles in length connecting South Hampton’s facility to: (1) a natural gas line, (2) South Hampton’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

Investment in AMAK

Prior to December 2008, the Company held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Al Masane area in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008.  The above-ground ore processing facility is currently in production and underground work on the mine is progressing.  The facility became fully operational during the second half of 2012.

The facility includes an underground mine, ore-treatment plant and related infrastructures.  Concentrate storage and ship loading facilities are located at the Port of Jazan.  The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam, and utilities.  Related infrastructure includes a 300 men capacity camp for single status accommodation for expatriates and Saudi employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts, potable water supply, sewage treatment plant and an assay laboratory.  The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.

Metal price assumptions follow U.S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2010-2012	12/31/12	Increase/(Decrease)
Gold	$1,515.00 per ounce	$1,658.00 per ounce	9.44%
Silver	$ 27.25 per ounce	$ 29.95 per ounce	9.91%
Copper	$ 3.67 per pound	$ 3.59 per pound	(2.18)%
Zinc	$ 0.95 per pound	$ 0.92 per pound	(3.16)%

Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by diamond drilling.  The following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials of AMAK in the Al Masane area  along with the estimated average grades of these mineralized materials but have not been adjusted to reflect production that began in July 2012:

Zone	Proven Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	448	1.5	3.7	0.8	21.0
Al Houra	29	0.8	3.8	0.7	21.0
Moyeath	-	-	-	-	-
Total	477	1.4	3.7	.8	21.0

Zone	Probable Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5,193	1.2	3.4	0.8	23.0
Al Houra	1,894	0.9	3.8	1.2	39.0
Moyeath	702	0.8	7.2	1.0	55.0
Total	7,789	1.1	3.9	0.9	29.0

Rights related to licenses in the Greater Al Masane, Wadi Qatan and Jebel Harr areas were transferred to AMAK in December 2008 as part of the Company’s capital contribution to AMAK.  Because of changes in the Saudi mining code in 2004, the rights to these licenses had to be reapplied for by AMAK.

United States Mineral Interest

The Company’s only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

Offices

South Hampton has a leased corporate and sales office in Sugar Land, Texas.

Item 3.  Legal Proceedings.

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El-Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El-Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case from Dallas County, Texas to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011. There has been minimal activity in this matter since its transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the cases.  Liabilities of approximately $1.1 million remain recorded, and the options will continue to accrue in accordance with their own terms until the lawsuits are resolved.

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

On May 3, 2012 South Hampton received notice of a lawsuit filed in Jefferson County, Texas.  The suit alleges that a worker at the B.F. Goodrich facility in Orange, Texas, an alleged customer of South Hampton, became ill and subsequently died from benzene exposure.  There are numerous defendants named in this lawsuit.  On September 6, 2012, plaintiffs dismissed South Hampton without prejudice to re-filing again in return for South Hampton’s agreement to enter into an agreement tolling any applicable statutes of limitation for 2 years from September 6, 2012, or conclusion of the remainder of the case, whichever is earlier.  As South Hampton never sold products of any kind to the B.F. Goodrich facility in Orange, Texas, the Company believes that it has no liability in this matter.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the New York Stock Exchange (“NYSE”) beginning on April 2, 2012 and prior to that the Nasdaq Stock Market LLC (“Nasdaq”) during the last two fiscal years under the symbol: ARSD. The following table sets forth the high and low bid prices for each quarter as reported by NYSE or Nasdaq as appropriate. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NYSE/Nasdaq
	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter ended December 31, 2012	$9.91	$6.81
Third Quarter ended September 30, 2012	$10.34	$8.62
Second Quarter ended June 30, 2012	$10.95	$8.10
First Quarter ended March 31, 2012	$10.06	$7.30

Fiscal Year Ended December 31, 2011
Fourth Quarter ended December 31, 2011	$10.09	$3.20
Third Quarter ended September 30, 2011	$4.75	$3.16
Second Quarter ended June 30, 2011	$4.47	$3.70
First Quarter ended March 31, 2011	$5.10	$3.65

At March 12, 2013, there were approximately 514 recorded holders (including brokers’ accounts) of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2012.  See Note 11 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index, S&P Specialty Chemical Sub-index, Nasdaq Composite Index and a Peer Group, for the five years ending December 31, 2012.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2007, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2012	2011	2010	2009	2008
		(Restated – See Note 2 of Notes to Consolidated Financial Statements)
Revenues	$222,858	$199,517	$139,110	$117,587	$154,630
Net Income (Loss)	$11,398	$13,884	$2,075	$6,627	$(10,731)
Net Income (Loss) Per Share-Diluted	$0.46	$0.57	$0.09	$0.28	$(0. 46)
Total Assets (at December 31)	$121,453	$117,833	$91,916	$90,487	$96,290
Notes Payable (at December 31)	$12	$12	$12	$12	$12
Current Portion of Long-Term Debt (at December 31)	$1,500	$1,500	$1,865	$1,400	$4,920
Total Long-Term Debt Obligations (at December 31)	$14,239	$22,739	$20,836	$23,439	$23,557

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

Business Environment and Risk Assessment

Petrochemical Operations

Worldwide petrochemical demand improved during 2012, and South Hampton benefitted from continued operational excellence and competitive advantages achieved through its business mix and focus on producing high quality products and outstanding customer service.  However, during the fourth quarter of 2012 demand decreased due to a couple of customers experiencing production issues.

During 2012 feedstock prices peaked at the end of the first quarter, dropped to a low point at the end of the second quarter, and began a slow rise to the end of the year; however, while fluctuating, prices stayed within a range which allowed South Hampton to better manage margins.    Therefore at the end of 2012, South Hampton had no anticipated feed requirements covered by derivative contracts.

South Hampton has a strategy of moving larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing, the price charged to the customer is based on a formula which includes, as a component the average cost of feedstock over the prior month.  Product prices move in conjunction with feedstock prices without the necessity of announced price changes.  Because the formulas use an average feedstock price from the prior month, the movement of prices trails the movement of costs, and formula pricing may or may not reflect South Hampton’s actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing may actually improve margins as formula prices trail feed costs downward by approximately 30 days. The use of formula pricing has helped reduce volatility and increase the predictability of product margins.  As previously noted, South Hampton continues to investigate alternative product pricing methods.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents increased by $2.8 million during the year ended December 31, 2012.  The change in cash and cash equivalents is summarized as follows:

	2012	2011	2010
Net cash provided by (used in)	(in thousands)
Operating activities	$21,373	$4,056	$11,330
Investing activities	(10,185)	(6,638)	(3,149)
Financing activities	(8,354)	1,646	(3,023)
Increase (decrease) in cash and equivalents	$2,834	$(936)	$5,158
Cash and cash equivalents	$9,508	$6,674	$7,610

Operating Activities

Operating activities generated cash of $21.4 million during fiscal 2012 as compared with $4.1 million of cash provided during fiscal 2011.  Although the Company’s net income decreased by $2.5 million from 2011 to 2012, the cash provided by operations increased by $17.3 million due primarily to the following factors:

•
Net income for 2012 included a non-cash equity in earnings from AMAK of $0.2 million and gain on equity issued in AMAK of $0.7 million as compared to equity in loss from AMAK $1.0 million and gain on equity issued in AMAK of $8.9 million in 2011;

•	Net income for 2012 included a non-cash depreciation charge of $3.6 million as compared to 2011 which included a non-cash depreciation charge of $3.2 million;

•
Net income for 2012 included a non-cash charge for an unrealized loss on financial contracts of approximately $0.2 million as compared to 2011 which included a non-cash charge for an unrealized gain on financial contracts of $0.2 million;

•
Trade receivables decreased approximately $7.4 million in 2012 (due to a 2.4% decrease in price per gallon and a 16.8% decrease in volume sold during the fourth quarter) as compared to an increase of approximately $12.0 million (due to a 63.3% increase in volume and a 13.8% increase in price per gallon in the fourth quarter) in 2011; and

•
Inventory increased approximately $0.4 million in 2012 (due to a 4.8% increase in volume partially offset by a 1.8% decrease in cost per gallon) as compared to an increase of approximately $3.5 million (due to a 27.5% increase in volume and a 12.4% increase in cost per gallon) in 2011.

These sources of cash were partially offset by the following decreases in cash provided by operations:

•	Net income for 2012 included non-cash compensation charges of $0.5 million as compared to $0.9 million in 2011;

•
Prepaid expenses and other assets increased $0.9 million in 2012 (primarily due to an increase in prepaid insurance) as compared to a decrease of $0.1 million in 2011 (due to expensing of prepaid pipeline services, marketing and insurance);

•	Income tax receivable increased approximately $1.2 million in 2012 (due to an overpayment of estimated taxes) as compared to a decrease of $0.2 million in 2011;

•
Other liabilities increased $0.4 million in 2012 (due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant) as compared to an increase of $1.6 million in 2011 (due to the receipt of funds from a toll processing customer for construction of a pilot plant); and

•
Accounts payable and accrued liabilities decreased approximately $0.2 million in 2012 (primarily due to decreases in accruals for freight and utilities partially offset by an increase in the accrual for derivative settlements and raw material purchases) while in 2011 the same accounts increased by $4.2 million (primarily due to an increase in accruals for raw material purchases, freight, and compensation).

Operating activities generated cash of approximately $4.1 million during fiscal 2011 as compared with cash provided of approximately $11.3 million during fiscal 2010.  Although the Company’s net income increased by $11.8 million from 2010 to 2011, the cash provided by operations decreased $17.3 million due primarily to the following factors:

•
Net income for 2011 included a non-cash equity in loss from AMAK charge of $1.0 million and gain on equity issued in AMAK of $8.9 million as compared to an equity in loss from AMAK charge of $0.9 million in 2010;

•	Trade receivables for 2011 increased approximately $12.0 million (due to increased sales volume and selling price) as compared to a decrease of $1.1 million in 2010;

•	Notes receivable for 2011 decreased approximately $0.04 million (due to the payoff of the note) as compared to a decrease of $0.4 million in 2010;

•	As the result of an increase in volume and cost, the increase in inventory was approximately $3.5 million in 2011 as compared to an increase of about $0.9 million in 2010; and

•
In 2010 the Company received an income tax refund of $4.5 million which had been recognized as a non-cash credit (increase in tax receivable) in 2009 as compared to income tax receivable in 2011 of $0.2 million.

These sources of decreased operating cash flow were partially offset by the following increases in the cash provided by operations:

•	Net income for 2011 included a non-cash depreciation charge of $3.2 million as compared to 2010 which included a non-cash depreciation charge of $2.6 million, a change of $0.6 million;

•	Net income for 2011 included non-cash compensation charges of $0.9 million as compared to $0.8 million in 2010, a change of $0.1 million;

•	Net income for 2011 included non-cash amortization charges of $0.3 million as compared to $0 in 2010, a change of $0.3 million;

•	Net income for 2011 included a non-cash deferred tax benefit of $3.2 million as compared to 2010 which included a non-cash deferred tax benefit of $0.7 million;

•	Other liabilities increased for 2011 by $1.6 million (due to the receipt of funds from Gevo for construction of the hydrocarbon processing demonstration unit) as compared to $0 in 2010;

•
Accounts payable and accrued liabilities increased for 2011 by approximately $4.2 million (due to an increase in the amount owed for feedstock, freight, taxes, and compensation) while in 2010 there was a decrease of about $0.5 million (due to the decrease in the amount owed for federal income tax); and

•
Accrued liabilities in Saudi Arabia decreased approximately $0.1 million in 2011 (due to the payment of amounts owed for termination benefits to Saudi employees) as compared to a decrease of $0.2 million in 2010 (also due to the payment of amounts owed for termination benefits to Saudi employees).

Investing Activities

Cash used by investing activities during fiscal 2012 was approximately $10.2 million, representing an increase of approximately $3.5 million over the corresponding period of 2011.  During 2012 we advanced $2.0 million to AMAK for interim, short-term funding that remains outstanding.  In May and June 2011 we advanced $0.8 million for the same purpose which was subsequently repaid in August 2011.

During fiscal 2012 we purchased transport trucks and trailers for $1.0 million, land surrounding the facility for $0.2 million, increased/improved tankage for $0.4 million, made various facility improvements for $0.8 million, converted a processing tower for $0.5 million, made purchases for expansion of the pipeline of $4.2 million and purchased other equipment for $1.0 million.

Cash used for investing activities during fiscal 2011 was approximately $6.6 million, representing an increase of approximately $3.5 million over the corresponding period of 2010.  Capital expenditures increased approximately 124.9% from 2010 to 2011.  During fiscal 2011 approximately $1.9 million was expended for the construction of a hydrocarbon processing demonstration unit in connection with the Gevo contract.  In addition expenditures were made for the following:  $0.6 million for land surrounding the petrochemical facility, $1.0 million for tankage, $0.3 million to refurbish the Cyclo Unit, $0.2 million for construction equipment, $0.2 million for a maintenance warehouse, and $2.3 million for other equipment.

Approximately $0.25 million in cash was used for the South Hampton/STTC merger in 2010.  See Note 1 to the Consolidated Financial Statements.

Financing Activities

Cash used by financing activities during fiscal 2012 was approximately $8.4 million versus cash provided of $1.6 million during the corresponding period of 2011.  During 2012 the Company drew $2.0 million on its line of credit for working capital purposes and made principal payments of $10.5 million on its line of credit and term debt.

Cash provided by financing activities during fiscal 2011 increased approximately $4.7 million compared to the corresponding period of 2010.  We made principal payments on long-term debt during 2011 of $2.0 million on our line of credit and $2.5million on term loans.  Additions to long term debt of $6.0 million were from draws on the line of credit.

Credit Agreement

On May 25, 2006, South Hampton entered into a Credit Agreement, as amended, with Bank of America.  We were in compliance with all of our financial covenants as of December 31, 2012, under the Credit Agreement except for the capital expenditure limit which was waived by Bank of America.  All of our obligations under the Credit Agreement are fully and unconditionally secured pursuant to a perfected first priority security interest on all of South Hampton’s assets.  As of December 31, 2012, the Credit Agreement provided for an aggregate principal amount of up to $32 million available through the following facilities: (i) $18 million revolving credit facility which includes a $3 million sublimit for use in the hedging program and a $9 million sublimit for the issuance of standby or commercial letters of credit; and (ii) $14 million term loan (advanced as a $10 million loan and a $4 million loan) obtained in 2007 to finance the expansion of South Hampton’s petrochemical facility.  The revolving credit facility matures on June 30, 2015, and the term loan matures on October 31, 2018.

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

In March 2008 we entered into a pay-fixed, receive-variable interest rate swap agreement with respect to the $10.0 million floating rate term loan under the credit facility.  The notional amount of the interest rate swap was $5,750,000 at December 31, 2012.  The Company receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  The swap agreement terminates on December 15, 2017.  We designated the interest rate swap agreement as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  The derivative instrument is reported at fair value with any changes in fair value reported within other comprehensive income (Loss) in our Statement of Stockholders’ Equity.  At December 31, 2012, Accumulated Other Comprehensive Loss net of $312,276 tax was $579,940 related to this transaction.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2012, was 2.25%.  The Credit Agreement includes customary representations and warranties made by us to Bank of America.

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

In addition the Credit Agreement contains certain financial covenants, which include but are not limited to:

●	Maintaining a minimum EBITDA of $8.5 million at end of each trailing four fiscal quarter period;

●	Maintaining a maximum leverage ratio of 2.0:1.0 measured at end of each fiscal quarter;

●	Prohibition of unfinanced capital expenditures in excess of $6.0 million for trailing four fiscal quarter period; and

●	Limitations on dividends paid to the parent company of 30% of EDITDA.

The Credit Agreement contains standard default triggers, which include but are not limited to (i) default on certain of our other indebtedness, (ii) the entry of certain judgments against South Hampton and its subsidiaries, and (iii) a change in the control of the Company. Upon the occurrence of any event of default Bank of America may take certain actions including declaring any outstanding amount due and payable.  The Company obtained a waiver for 2012 from Bank of America for its capital expenditures in excess of the $6.0 million limit.

On November 30, 2010, as part of the consideration for the acquisition of STTC, South Hampton issued a $300,000 note to Nicholas N. Carter, our President and CEO, with a 3-year term bearing interest at 4.0% per annum.  Principal and interest are payable annually on November 30th of each year.  As of December 31, 2012, the principal amount of the note was $100,000.

Results of Operations

Comparison of Years 2012, 2011, 2010

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$218,512	$194,620	$23,892	12.3%
Processing	4,346	4,897	(551)	(11.3%)
Gross Revenue	$222,858	$199,517	$23,341	11.7%

Volume of sales (thousand gallons)	63,553	54,256	9,297	17.1%

Cost of Sales	$192,100	$173,600	$18,500	10.7%
Total Operating Expense*	39,532	35,314	4,218	11.9%
Natural Gas Expense*	3,914	5,266	(1,352)	(25.7%)
Operating Labor Costs*	10,437	8,764	1,673	19.1%
Transportation Costs*	15,881	13,234	2,647	20.0%
General & Administrative Expense	12,782	11,778	1,004	8.5%
Depreciation**	3,573	3,220	353	11.0%

Capital Expenditures	$8,143	$6,518	$1,625	24.9%
*Included in cost of sales
**Includes $3,053 and $2,744 for 2012 and 2011 which is included in operating expenses

	2011	2010	Change	%Change
	(in thousands)
Petrochemical Product Sales	$194,620	$133,579	$61,041	45.7%
Transloading Sales	-	854	(854)	(100.0%)
Processing	4,897	4,677	220	4.7%
Gross Revenue	$199,517	$139,110	$60,407	43.4%

Volume of sales (thousand gallons)	54,256	46,721	7,535	16.1%

Cost of Sales	$173,600	$121,895	$51,705	42.4%
Total Operating Expense*	35,314	28,597	6,717	23.5%
Natural Gas Expense*	5,266	4,991	275	5.5%
Operating Labor Costs*	8,764	7,905	859	10.9%
Transportation Costs*	13,234	9,205	4,029	43.8%
General & Administrative Expense	11,778	10,930	848	7.7%
Depreciation**	3,220	2,705	515	19.0%

Capital Expenditures	$6,518	$2,899	$3,619	124.8%
*Included in cost of sales
**Includes $2,744 and $2,271 for 2011 and 2010 which is included in operating expenses

Gross Revenue

2011-2012

Revenues increased from 2011 to 2012 by approximately 11.7% primarily due to an increase in sales volume of 17.1% offset by a decrease in the average selling price of 4.1% and an 11.3% decrease in processing revenue.

2010-2011

Revenues increased from 2010 to 2011 by approximately 43.4% primarily due to an increase in the average selling price of 24.7% and an increase in sales volume of 16.1%.

Petrochemical Product Sales

2011-2012

Petrochemical product sales increased 12.3% from 2011 to 2012 due to an increase in total sales volume of 17.1% as noted above offset by a decrease in the average selling price of 4.1%.  Since approximately 50% of our sales are based upon formulas derived from market prices of raw materials and those prices declined in 2012, our average selling price declined.
2010-2011

Petrochemical product sales increased 45.7% from 2010 to 2011 due to an increase in the average selling price of 24.7% and an increase in sales volume of 16.1%.  Average selling price rose due to the increase in raw material costs which influences the calculation of selling prices.  Sales volume increased due to growth in market share and the use of our products in emerging technologies.  Numerous contracts were initiated and/or renewed during 2011.

Processing

2011-2012

Processing revenues decreased 11.3% from 2011 to 2012 due to one of our tolling customer’s inability to obtain raw material which impacted their run rates.  The Petrochemical Company remains dedicated to maintaining a certain level of toll processing business in the facility and continues to pursue opportunities.

2010-2011

Processing revenues increased 4.7% from 2010 to 2011 primarily due to one of our toll customers running above take or pay minimum during 2011.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2011-2012

Cost of Sales increased 10.7% from 2011 to 2012 due in part to a 13.3% increase in volumes processed and hedging losses of $1.8 million partially offset by a 6.8% decrease in the average cost per gallon of feedstock.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

2010-2011

Cost of Sales increased 42.4% from 2010 to 2011 due to higher feedstock prices which increased an average of 30.7% and an increase in volume purchased of 17.7%.  Cost of Sales was reduced by $0.4 million in 2011 and $0.2 million in 2010, respectively for net gains the Company recorded on feedstock and natural gas contracts purchased to hedge against changes in commodity prices.

Changes in other components of Cost of Sales are detailed below.  See Note 20 of Notes to the Consolidated Financial Statements.

Total Operating Expense (includes but is not limited to natural gas, operating labor and transportation)

2011-2012

Total Operating Expense for the Petrochemical Company increased 11.9% from 2011 to 2012.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 25.7% from 2011 to 2012 due to a decrease in the average per unit cost.  The average price per MMBTU for 2012 was $3.03 whereas, for 2011 the average per-unit cost was $4.32.  The decreased cost was partially offset by increased volume which increased to approximately 1,285,000 MMBTU from about 1,224,000 MMBTU.

Operating labor costs were higher by 19.1% because the Company added approximately 8 employees year over year.  Increased manpower was required by increases in production, product shipments, and loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was borne by our tolling customer, Gevo, per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 20.0% primarily due to an increase in rail freight.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 62.8% of the increase in operating expense.

2010-2011

Total Operating Expense for the Petrochemical Company increased 23.5% from 2010 to 2011.

The cost of natural gas purchased increased 5.5% from 2010 to 2011 due to an increase in the volume used of 13.6% offset by lower average per-unit costs of 8.6%.  The average price per MMBTU for 2011 was $4.32; whereas, for 2010 the per-unit cost was $4.73.  Volume purchased increased from 1,077,000 MMBTU to 1,224,000 MMBTU.

Operating labor increased approximately 10.9% due to a 15.8% increase in personnel and a 34.2% increase in profit sharing.

Transportation costs increased 43.8% due to additional costs involved in shipping products overseas and an increase in the number of overall shipments.  Transportation costs are recovered through our selling price.

General and Administrative Expense

2011-2012

General and Administrative costs increased 8.5% from 2011 to 2012 due primarily to expenses recorded for administrative payroll costs, officers’ compensation, directors’ fees, insurance premiums, travel costs, property taxes, accounting fees, investor relations’ expenses, and expenses in Saudi Arabia.  Payroll costs increased approximately $0.2 million due to a cost of living adjustment and an increase in management and officer compensation.  Officer compensation increased due to the award of bonus compensation upon meeting target performance as outlined in the executive compensation policy and the addition of a new executive position.  Directors’ fees increased $0.1 million due to the addition of a new director.  Group health insurance premiums increased 21.6% due to the health insurance environment.   General liability and property insurance premiums increased 37.9% due to the insurance market and an increase in the insured basis.  Travel and investor relations’ expenses increased due to an increase in the number of trips to Saudi Arabia, the investor trip to the mine and investor conferences.  Property taxes increased due to the increase in the taxable basis because of recent expansions.  Accounting fees increased due to the addition of a formal internal audit program.  Expenses in Saudi Arabia increased due to an increase in the Company’s presence in Saudi Arabia and the investor trip to the mine. These increases were offset by decreases in consulting fees, post-retirement benefits, bad debt expense and legal fees.   Consulting fees decreased approximately $0.1 million, post-retirement fees dropped $0.4 million due to the expiration of stock options, bad debt expense decreased $0.1 million due to no additional allowance being necessary, and legal fees declined about $0.1 million due to decreased assistance provided by outside parties.

2010-2011

General and Administrative costs from 2010 to 2011 increased 7.7% due to expenses recorded for administrative payroll costs, officers’ compensation, insurance premiums, travel costs, investor relations’ expenses, and expenses in Saudi Arabia.  Payroll costs increased approximately $0.6 million due to a cost of living adjustment being implemented and an increase in management and officer compensation.  Officer compensation increased due to the award of bonus compensation upon meeting target performance as outlined in the executive compensation policy.  Group health insurance premiums increased 20.1% due to the health insurance environment.   Travel and investor relations’ expenses increased due to an increase in the number of trips to Saudi Arabia and investor conferences.  Expenses in Saudi Arabia increased due to the addition of a branch manager for the Jeddah office and the hiring of a consultant to assist with oversight of our AMAK investment.   These increases were offset by decreases in consulting fees, directors’ fees, accounting fees, post-retirement benefits and legal fees.   Consulting fees decreased approximately $0.5 million in a

return to normal operations.  Legal fees also declined approximately $0.2 million for the year due to decreased assistance provided by outside parties.
Our general and administrative expenses have two principle components; general and administrative expenses for our petrochemical operation and general corporate expenses.

General & Administrative Expenses for our Specialty Petrochemicals Operations

	2012	2011	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$9,658	$8,593	$1,065	12.4%

General and Administrative costs increased from 2011 to 2012 due primarily to expenses recorded for administrative and management payroll costs, insurance premiums, travel costs, and property taxes.  Payroll costs increased approximately $0.1 million due to a cost of living adjustment and an increase in management compensation.  Group health insurance premiums increased 21.6% due to the health insurance environment.   General liability and property insurance premiums increased 37.9% due to the insurance market and an increase in the insured basis.  Travel expenses increased due to an increase in the number of trips abroad for marketing purposes.  Property taxes increased due to the increase in the taxable basis because of recent expansions.  These increases were slightly offset by decreases in consulting fees, bad debt expense and legal fees.

	2011	2010	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$8,593	$7,963	$630	7.9%

General and Administrative costs increased from 2010 to 2011 7.9% due to increases in administrative payroll and health insurance premiums.  Payroll costs increased approximately $0.6 million due to a cost of living adjustment and an increase in management salaries.  Health insurance premiums increased about $0.3 million mainly due to the health insurance environment and several large claims being made within the group.  On the positive side, consulting fees decreased about $0.5 million due to a reduction in the amount of time that consultants were used for purposes outside the norm and general and auto insurance policy premiums decreased about $0.1 million upon renewal.

General Corporate Expenses

(in thousands)	2012	2011	Change	% Change
General corporate expenses	$3,124	$3,185	$(61)	(2.0%)

General corporate expenses decreased from 2011 to 2012 primarily due to decreases in post-retirement benefits, consulting fees, and legal expenses.  Consulting fees decreased approximately $0.1 million, post-retirement fees dropped $0.4 million due to the expiration of stock options, and legal fees declined about $0.1 million due to decreased assistance provided by outside parties.  These decreases were partially offset by increases in officer compensation, directors’ fees, travel expense, accounting fees, investor related expenses and expenses in Saudi Arabia.  Officer compensation increased due to the award of bonus compensation upon meeting target performance as outlined in the executive compensation policy and the addition of a new executive position.  Directors’ fees increased $0.1 million due to the addition of a new director.  Travel and investor relations’ expenses increased due to an increase in the number of trips to Saudi Arabia, the investor trip to the mine and investor conferences.  Accounting fees increased due to the addition of a formal internal audit program.  Expenses in Saudi Arabia increased due to an increase in the Company’s presence in Saudi Arabia and the investor trip to the mine.

(in thousands)	2011	2010	Change	% Change
General corporate expenses	$3,185	$2,967	$218	7.3%

General corporate expenses increased from 2010 to 2011 primarily due to increases in officer compensation of $0.4 million (due to the target operating income level being attained), travel of $0.1 million and administrative expenses in Saudi of $0.4 million offset by decreases in post-retirement benefits of $0.3 million, directors’ fees of $0.1 million, accounting fees of $0.2 million and legal fees of $0.3 million.

Capital Resources and Requirements

2011-2012

Capital expenditures increased 24.9% from 2011 to 2012.  During fiscal 2012 we purchased transport trucks and trailers for $1.0 million, land surrounding the facility for $0.2 million, increased/improved tankage for $0.4 million, made various facility improvements for $0.8 million, converted a processing tower for $0.5 million, made purchases for expansion of the pipeline of $4.2 million and purchased various other equipment.

2010-2011

Capital expenditures increased approximately 124.8% from 2010 to 2011.  During 2011 approximately $1.9 million was expended for the construction of a hydrocarbon processing demonstration unit for use in connection with the Gevo processing agreement.  Gevo provided 100% of the capital for this project.  In addition expenditures were made for the following:  $0.7 million for land surrounding the petrochemical facility, $1.0 million for tankage, $0.3 million to refurbish the Cyclopentane Unit, $0.2 million for construction equipment, 0.2 million for a maintenance warehouse and various other equipment.

Capital expenditures typically average $4.0 million per year for facility improvements.  At December 31, 2012, there was $9.3 million available on the Company’s line of credit.  The Company believes that operating cash flows along with credit availability will be sufficient to finance its 2013 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$6,965	$1,686	$3,150	$1,795	$334
Long-Term Debt Obligations	15,739	1,500	10,289	2,800	1,150
Total	$22,704	$3,186	$13,439	$4,595	$1,484

The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations and long-term debt refinancing.

Investment in AMAK

See Note 9 of Notes to Consolidated Financial Statements.

New Accounting Standards

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the years ended December 31, 2012, and 2011, the Company has chosen the two-statement approach to comply with the update.

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

In February 2013 the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact ASU 2013-02 will have on the Company’s consolidated financial statements.

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

The Company’s petrochemical facility is currently its only revenue generating asset.  The facility was in full operation at December 31, 2012.  Plant, pipeline and equipment costs are reviewed annually to determine if adjustments should be made.

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

Investment in AMAK

The Company accounts for its investment in AMAK using the equity method of accounting under which it records in income its share of AMAK’s income or loss for each period.  The amount recorded by the Company is also adjusted to reflect the amortization of certain differences between the basis in the Company’s investment in AMAK and the Company’s share of the net assets of AMAK as reflected in AMAKs financial statements (see Note 9).

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

In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by PEVM.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently commenced dialogue with the BLM in late 2008 to determine how best to remedy the situation.  Communication with the BLM is continuing.  PEVM has retained an environmental consultant to assist with the resolution of this matter and as of December 31, 2012, had recorded a liability of $350,000 to cover estimated remediation costs.

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

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a valuation allowance against a portion of its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may reverse the valuation allowance against deferred tax assets. The Company assesses its tax positions taken or expected to be taken in a tax return to record any unrecognized tax benefits.  At January 1, 2007 (adoption date), and at December 31, 2012, there were no unrecognized tax benefits.

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

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $5.75 million at December 31, 2012.  South Hampton receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Consolidated Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The fair value of the derivative liability associated with the interest rate swap at December 31, 2012, and 2011 totaled $0.9 million and $1.1 million, respectively.  The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss is reclassified into income when interest is paid.

South Hampton assesses the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company’s financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. The Company’s exposure to interest rate changes results from its variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2012, 2011 and 2010, the Company had approximately $15.6 million, $24.0 million and $21.4 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in the Company’s earnings and cash flows of approximately $1.6 million, $2.4 million and $2.1 million at December 31, 2012, 2011 and 2010, respectively.  However, the interest rate swap will limit this exposure in future periods on $10.0 million of the outstanding term debt.

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

At the end of 2012, market risk for 2013 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2012.   Assuming that 2013 total petrochemical product sales volumes stay at the same rate as 2012 and that feed prices stay in the range that they were at the end of the year, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $17.0 million in fiscal 2013.

At the end of 2011, market risk for 2012 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2011.   The Company had economic hedges in effect at December 31, 2011, through June 2012.  Assuming that 2012 total petrochemical product sales volumes stay at the same rate as 2011 and that feed prices stay in the range that they were at the end of the year, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $14.0 million in fiscal 2012.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of our independent registered public accounting firm thereon, are set forth beginning on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2012, and designed to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, The Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012, has been audited by BKM Sowan Horan, LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arabian American Development Company

We have audited Arabian American Development Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting including obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arabian American Development Company as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 18, 2013

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2012 and 2011
Consolidated Statements of Income for the three years ended December 31, 2012
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2012
Consolidated Statements of Cash Flows for the three years ended December 31, 2012
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2012.

   3.  The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2012, 2011, and 2010, required by Rule 3-09 of Regulation S-X will be filed by an amendment to this Annual Report on Form 10-K on or before June 30, 2013.

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

10(e)*	- Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 25, 2012 (file No. 001-33926))
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
- Letter of Intent dated November 30, 2010, between South Hampton Transportation, Inc. and Silsbee Trading and Transportation Corp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010 (file No. 001-33926))

10(j)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

Exhibit Number	Description
10(k)
- Agreement and Plan of Reorganization dated November 30, 2010, between Arabian American Development Company, South Hampton Transportation, Inc. and Silsbee Trading and Transportation Corp (incorporated by reference to Exhibit 2.01 to the Company’s Form 8-K filed on December 2, 2010 (file No. 001-33926))

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 21, 2010 (File No. 001-33926))
21	- Subsidiaries
23.1	- Consent of BKM Sowan Horan, LLP
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15
(c)	Financial Statement Schedules
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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: March 18, 2013                                           By:/s/ Nicholas Carter
                                                                                       Nicholas Carter
                                                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 2013.

Signature	Title
/s/ Nicholas Carter Nicholas Carter	President, Chief Executive Officer and Director (principal executive officer)
/s/ Connie Cook Connie Cook	Chief Financial Officer (principal financial and accounting officer)
/s/ John R. Townsend John R. Townsend	Director
/s/ Allen P. McKee Allen P. McKee	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Ghazi Sultan Ghazi Sultan	Director
/s/ Gary K. Adams Gary K. Adams	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arabian American Development Company

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. Our audit also includes the financial statement schedule listed in the index at Item 15(a). Arabian American Development Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arabian American Development Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As described in Notes 2 and 9 to the consolidated financial statements, in 2012 the Company changed its method of accounting for its investment in AMAK from the cost method of accounting to the equity method of accounting. The consolidated financial statements for prior periods have been adjusted to apply the change retroactively. Our opinion is not modified with respect to that matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 18, 2013

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(Restated – see Note 2)
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,508	$6,674
Derivative instruments	-	393
Trade receivables, net (Note 6)	15,802	23,198
Advance to AMAK (Note 9)	2,162	120
Prepaid expenses and other assets	1,561	562
Contractual based intangible assets (Note 1)	250	250
Inventories (Note 7)	9,840	9,456
Deferred income taxes (Note 16)	1,054	1,169
Taxes receivable	1,182	-

Total current assets	41,359	41,822

PLANT, PIPELINE, AND EQUIPMENT – AT COST	68,482	60,624
LESS ACCUMULATED DEPRECIATION	(28,062)	(23,672)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	40,420	36,952

INVESTMENT IN AMAK (Note 9)	38,971	38,105
MINERAL PROPERTIES IN THE UNITED STATES (Note 10)	588	588
CONTRACTUAL BASED INTANGIBLE ASSETS, net of current portion (Note 1)	104	355
OTHER ASSETS	11	11

TOTAL ASSETS	$121,453	$117,833

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2012	2011
		(Restated – see Note 2)
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,306	$5,857
Accrued interest	96	116
Current portion of derivative instruments (Notes 5 and 20)	301	345
Accrued liabilities (Note 12)	2,687	2,944
Accrued liabilities in Saudi Arabia (Note 13)	140	140
Notes payable	12	12
Current portion of post-retirement benefit (Note 21)	269	258
Current portion of long-term debt (Note 11)	1,500	1,500
Current portion of other liabilities	880	937

Total current liabilities	12,191	12,109

LONG-TERM DEBT, net of current portion (Note 11)	14,239	22,739
POST- RETIREMENT BENEFIT, net of current portion (Note 21)	649	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 5 and 20)	592	789
OTHER LIABILITIES, net of current portion	379	1,071
DEFERRED INCOME TAXES (Note 16)	10,094	9,394

Total liabilities	38,144	46,751

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common Stock - authorized 40 million shares of $.10 par value; issued and outstanding, 23.8 million and 23.7 million shares in 2012 and 2011, respectively	2,381	2,373
Additional Paid-in Capital	44,791	44,138
Accumulated Other Comprehensive Loss	(580)	(748)
Retained Earnings	36,428	25,030
Total Arabian American Development Company Stockholders’ Equity	83,020	70,793
Noncontrolling interest	289	289
Total equity	83,309	71,082

TOTAL LIABILITIES AND EQUITY	$121,453	$117,833

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2012	2011	2010
		(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)
Revenues
Petrochemical product sales	$218,512	$194,620	$133,579
Processing	4,346	4,897	4,677
Transloading sales	--	--	854
	222,858	199,517	139,110
Operating costs and expenses
Cost of petrochemical product sales and processing (including depreciation of $3,053, $2,744, and $2,271, respectively)	192,100	173,600	121,895
Gross Profit	30,758	25,917	17,215

General and Administrative Expenses
General and administrative	12,782	11,778	10,930
Depreciation	520	476	433
	13,302	12,254	11,363

Operating income	17,456	13,663	5,852

Other income (expense)
Interest income	3	4	16
Interest expense	(547)	(699)	(665)
Losses on cash flow hedge reclassified from OCI	(359)	(414)	(468)
Equity in earnings (loss) of AMAK (Note 9)	866	(1,018)	(874)
Gain from additional equity issuance by AMAK (Note 9)	--	8,850	--
Miscellaneous income (expense)	(117)	3	(83)
	(154)	6,726	(2,074)
Income before income tax expense	17,302	20,389	3,778

Income tax expense	5,904	6,505	1,703

Net income	11,398	13,884	2,075

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Arabian American Development Company	$11,398	$13,884	$2,075

Net income per common share
Basic earnings per share (dollars)	$0.47	$0.58	$0.09
Diluted earnings per share (dollars)	$0.46	$0.57	$0.09

Weighted average number of common
shares outstanding
Basic	24,081	23,993	23,769
Diluted	24,745	24,267	23,780

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2012	2011	2010
		(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)

NET INCOME	$11,398	$13,884	$2,075

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX
Unrealized holding gains (losses) arising during period	527	(426)	573
Less: reclassification adjustment included in net income	359	(414)	468

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX (Note 20)	168	(12)	105

COMPREHENSIVE INCOME	$11,566	$13,872	$2,180

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011, and 2010

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings*	Total*	Interest	Equity*
	(thousands)	(thousands of dollars)
DECEMBER 31, 2009	23,433	$2,344	$41,604	$(841)	$9,071	$52,178	$289	$52,467

Stock options
Issued to Directors	-	-	293	-	-	293	-	293
Issued to Employees	-	-	102	-	-	102	-	102
Issued to Former Director	-	-	373	-	-	373	-	373
Common Stock
Issued to Directors	14	1	30	-	-	31	-	31
Issued to Employees	3	-	9	-	-	9	-	9
Issued for STTC purchase	232	23	752	-	-	775	-	775
Unrealized Gain on Interest Rate Swap (net of income tax expense of $54)	-	-	-	105	-	105	-	105
Net Income	-	-	-	-	2,075	2,075	-	2,075

DECEMBER 31, 2010	23,682	$2,368	$43,163	$(736)	$11,146	$55,941	$289	$56,230

Stock options
Issued to Directors	-	-	190	-	-	190	-	190
Issued to Employees	-	-	585	-	-	585	-	585
Issued to Former Director	-	-	97	-	-	97	-	97
Common Stock
Issued to Directors	41	4	87	-	-	91	-	91
Issued to Employees	8	1	16	-	-	17	-	17
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $6)	-	-	-	(12)	-	(12)	-	(12)
Net Income	-	-	-	-	13,884	13,884	-	13,884

DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$25,030	$70,793	$289	$71,082

Stock options
Issued to Directors	-	-	270	-	-	270	-	270
Issued to Employees	-	-	489	-	-	489	-	489
Issued to Former Director	-	-	(317)	-	-	(317)	-	(317)
Common Stock
Issued to Directors	53	5	92	-	-	97	-	97
Issued to Employees	21	3	119	-	-	122	-	122
Unrealized Gain on Interest Rate Swap (net of income tax expense of $73)	-	-	-	168	-	168	-	168
Net Income	-	-	-	-	11,398	11,398	-	11,398

DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$36,428	$83,020	$289	$83,309
*Restated – See Note 2

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2012	2011	2010
		(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)
Operating activities
Net income attributable to Arabian American Development Co.	$11,398	$13,884	$2,075
Adjustments to reconcile net income
of Arabian American Development Co. to Net cash provided by operating activities:
Depreciation	3,573	3,220	2,613
Accretion of notes receivable discounts	(3)	(1)	(16)
Unrealized loss (gain) on derivative instruments	246	(215)	(177)
Share-based compensation	515	872	808
Provision for doubtful accounts	-	55	29
Amortization of contractual based intangible asset	250	250	-
Deferred income taxes	889	3,238	685
Postretirement obligation	8	11	-
Equity in (income) loss of AMAK	(866)	1,018	874
Gain from additional equity issuance by AMAK	-	(8,850)	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	7,396	(12,041)	1,062
(Increase) decrease in notes receivable	(56)	35	389
(Increase) decrease in income tax receivable	(1,182)	216	4,510
Increase in inventories	(384)	(3,539)	(852)
(Increase) decrease in prepaid expenses and other assets	(940)	110	69
Increase in other liabilities	353	1,628	-
Increase (decrease) in accounts payable and accrued liabilities	193	4,246	(504)
Decrease in accrued interest	(20)	(5)	(28)
Increase (decrease) in accrued liabilities in Saudi Arabia	3	(76)	(207)
Net cash provided by operating activities	21,373	4,056	11,330

Investing activities
Additions to plant, pipeline and equipment	(8,143)	(6,518)	(2,899)
Net advances to AMAK	(2,042)	(120)	-
Purchase of STTC transportation company	-	-	(250)
Cash used in investing activities	(10,185)	(6,638)	(3,149)

Financing Activities
Issuance of common stock	146	108	-
Additions to long-term debt	2,000	6,000	1,397
Repayment of long-term debt	(10,500)	(4,462)	(4,420)
Net cash provided by (used) in financing activities	(8,354)	1,646	(3,023)

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2012	2011	2010
		(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)

Net increase (decrease) in cash	2,834	(936)	5,158

Cash and cash equivalents at beginning of year	6,674	7,610	2,452

Cash and cash equivalents at end of year	$9,508	$6,674	$7,610

Supplemental disclosure of cash flow information:
Cash payments for interest	$912	$1,071	$1,161
Cash payments (net of refunds) for taxes	$6,650	$3,045	$(3,547)

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$1,102	$210	$551
Unrealized loss/(gain) on interest rate swap, net of tax benefit/expense	$(168)	$12	$(105)
Net assets acquired in purchase of STTC Transportation Company	$--	$--	$1,025

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activity is manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Operations”).  At December 31, 2012, the Company also owned 37% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”) (see Note 9) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity solvents used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, and in the catalyst support industry.  Gulf State owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

The Company attributes revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2012, 2011, and 2010, originated in the United States.  In addition, all of our long-lived assets are in the United States.

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

The acquisition was accounted for by the acquisition method of accounting and the fair value of the acquisition consideration was allocated to the fair value assets and liabilities as of the date of the acquisition as follows:

Fair value consideration given		Fair value assets acquired
Cash	$250,000	Transportation equipment	$1,651,516
Equity instruments (232,170 shares)	775,448	Real property	71,000
Note payable (Note 11)	300,000	Contractual based intangible asset	855,601
		Fair value liabilities assumed
		Deferred taxes	$(561,855)
		Equipment debt	(584,186)
		Income tax payable	(106,628)
Total	$1,325,448	Total	$1,325,448

The contractual based intangible asset represented STTC’s right under its lease agreement to lease equipment to and receive lease payments from South Hampton through May 2014.  The amount recorded for this asset was based on the discounted net cash flows STTC would have received and represents South Hampton’s cost to cancel the lease by acquiring STTC.

The results of STTC’s operations and cash flows have been included in the consolidated results of income and cash flows from the date the merger was completed. STTC’s only customer was South Hampton and it ceased generating revenues after the acquisition.  Pro forma net income and net income per common share, computed as if the merger had been completed on January 1, 2009, would not have differed materially from the historical amounts.

NOTE 2 – CHANGE IN ACCOUNTING PRINCIPLE FOR INVESTMENT IN AMAK

As discussed in Note 9, in 2012 the Company determined that changes in the level of its participation in the management of AMAK now indicated that the Company had significant influence over the financial and operating policies of AMAK.  Accordingly, the Company changed from the cost method of accounting for its investment in AMAK to the equity method of accounting for the investment.  In accordance with ASC 323-10-35-33, the financial statements for the prior periods have been retrospectively restated to account for the investment in AMAK for all periods.

The effects of the retrospective application of the equity method of accounting to 2011 are as follows:

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheet
Investment in AMAK	$30,884	$38,105
Total assets	110,612	117,833
Deferred income tax liability – long term	7,016	9,394
Total liabilities	44,374	46,751
Retained earnings	20,187	25,030
Total Arabian American Development Company stockholders’ equity	65,949	70,793
Total equity	66,238	71,082
Total liabilities and equity	110,612	117,833

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$-	$(1,018)
Gain from additional equity issued by AMAK	-	8,850
Income before income tax expense	12,557	20,389
Income tax expense	4,127	6,505
Net income	8,430	13,884
Net income attributable to Arabian American Development Company	8,430	13,884
Net income per common share
Basic	$0.35	$0.58
Diluted	$0.35	$0.57

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Comprehensive income	$8,419	$13,872

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$8,430	$13,884
Deferred income taxes	860	3,238
Equity in loss of AMAK	-	1,018
Gain from additional equity issued by AMAK	-	(8,850)

The effects of the retrospective application of the equity method of accounting to 2010 are as follows:

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheet
Investment in AMAK	$30,884	$30,273
Total assets	92,528	91,917
Retained earnings	11,756	11,145
Total Arabian American Development Company stockholders’ equity	56,551	55,940
Total equity	56,840	56,230
Total liabilities and equity	92,528	91,917

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$263	$874
Income before income tax expense	4,388	3,778
Net income	2,686	2,075
Net income attributable to Arabian American Development Company	2,686	2,075
Net income per common share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Comprehensive income	$2,790	$2,180

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$2,686	$2,075
Equity in loss of AMAK	263	874

AMAK’s activities through December 31, 2009, were limited to the construction of facilities to begin the commercial development of the interests.  As a result, AMAK did not have significant income or loss through December 31, 2009, and the change to the equity method of accounting had no effect on the January 1, 2010, beginning balance of retained earnings.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the financial position, results of operations, and cash flows of the Company, TOCCO, South Hampton, Gulf State and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting (see Note 2).

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company evaluates the collectability of its accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware.  For the years ended December 31, 2012, 2011, and 2010, the allowance balance was increased by $0, $55,000, and $28,500 respectively.  The Company tracks customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2012, 2011 or 2010.

Notes Receivable – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes during December 31, 2011, and 2010, were between 8% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom the Company maintains a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2012 and 2011.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2012, and 2011, the Company’s remaining mining assets held by PEVM had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to this project.

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

Platinum catalyst is included in plant, pipeline and equipment at cost.  Amortization of the catalyst is based upon cost less estimated salvage value of the catalyst using the straight line method over the estimated useful life (see Note 8).

Investment in AMAK – The Company accounts for its investment in AMAK using the equity method of accounting under which it records in income its share of AMAK’s income or loss for each period.  The amount recorded by the Company is also adjusted to reflect the amortization of certain differences between the basis in the Company’s investment in AMAK and the Company’s share of the net assets of AMAK as reflected in AMAKs financial statements (see Note 9).

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

Contractual Based Intangible Assets – The contractual based intangible asset represented STTC’s right under its lease agreement to lease equipment to and receive lease payments from South Hampton through May 2014.  The amount recorded for this asset was based on the discounted net cash flows STTC would have received, and represents South Hampton’s cost to cancel the lease by acquiring STTC (see Note 1).  These costs are being amortized straight line over the remaining life of the lease at acquisition which at December 31, 2012, and 2011, was

17 and 29 months, respectively.  The amortization expense expected to be recognized for each of the years ending 2013 and 2014 is approximately $250,000 and $100,000, respectively.

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

Retirement plan – The Company offers employees the benefit of participating in a 401(K) plan.  The Company matches 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2012, 2011, and 2010, matching contributions of approximately $518,000, $472,000, and $457,000, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – The Company periodically makes changes in or expands its toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was reduced by approximately $1,102,000 for 2012, $210,000 for 2011, and $551,000 for 2010.

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

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar.  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the US dollar are reflected in the statements of income as a foreign exchange transaction gains or losses.  The Company does not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal.  The Company translates it into its reporting currency of the U. S. dollar for income statement purposes by using a yearly average of the conversion rate and for balance sheet purposes using the balance sheet date conversion rate.  As of December 31, 2012, 2011 and 2010, foreign currency translation adjustments were not significant.

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

Share-Based Compensation – The Company recognizes share-based compensation of employee stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 15).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees – The Company may enter into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 “Guarantees” (see Note 14). These arrangements create two types of obligations for the Company:

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

Derivatives – The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits.  As of December 31, 2012, and 2011, no interest related to uncertain tax positions had been accrued.

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

In June 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the years ended December 31, 2012, and 2011, the Company has chosen the two-statement approach to comply with the update.

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

In February 2013 the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact ASU 2013-02 will have on the Company’s consolidated financial statements.

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

Our Petrochemical operation sells its products and services to companies in the chemical and plastics industries.  It performs periodic credit evaluations of its customers and generally does not require collateral from its customers.  For the year ended December 31, 2012, two customers accounted for 13.2% and 12.1% of total product sales.  For the year ended December 31, 2011, two customers accounted for 12.9% and 12.6% of total product sales.  For the year ended December 31, 2010, two customers accounted for 18.2% and 21.3% of total product sales.  The associated accounts receivable balances for those customers were approximately $2.4 million and $1.1 million and $2.1 million and $2.1 million as of December 31, 2012 and 2011, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2012.

Accounts receivable serving as collateral for the Company’s line of credit with a domestic bank was $11.7 million and $16.8 million at December 31, 2012 and 2011, respectively (see Note 11).

South Hampton markets its products in many foreign jurisdictions.  For the years ended December 31, 2012, 2011 and 2010, sales’ revenue in foreign jurisdictions accounted for approximately 24.7%, 22.2%, and 20.2%, respectively.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2012, 2011, and 2010 was 100%, 98% and 98%, respectively.  At December 31, 2012, and 2011, South Hampton owed the supplier approximately $3.7 million and $2.8 million, respectively for feedstock purchases.

The Company holds its cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss related to cash.

NOTE 5 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, accounts receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to their short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The Company used other observable inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of its cash and cash equivalents, accounts receivable, notes receivable,  taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  The fair value of the derivative instruments are described below.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  We did not enter into any options on natural gas during the years ended December 31, 2012, 2011, or 2010.

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

The following items are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Fair Value Measurements Using
December 31, 2012	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$893	-	$893	-

	Fair Value Measurements Using
December 31, 2011	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Assets:
Financial swaps on feedstock	$393	$393	-	-

Liabilities:
Interest rate swap	$1,134	-	$1,134	-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 6 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2012, and 2011, respectively, consisted of the following:

	2012	2011
	(thousands of dollars)

Trade receivables	$16,012	$23,408
Less allowance for doubtful accounts	(210)	(210)

Trade receivables, net	$15,802	$23,198

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank was $11.7 million and $16.8 million at December 31, 2012, and 2011, respectively (see Note 11).

NOTE 7 – INVENTORIES

Inventories include the following at December 31:

	2012	2011
	(thousands of dollars)

Raw material	$3,591	$3,400
Finished products	6,249	6,056

Total inventory	$9,840	$9,456

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $5.1 million and $4.8 million at December 31, 2012, and 2011, respectively (see Note 11).

At December 31, 2012, and 2011, current cost exceeded the LIFO value by approximately $2.2 million and $2.3 million, respectively.

NOTE 8 – PLANT, PIPELINE AND EQUIPMENT

	December 31,
	2012	2011
	(thousands of dollars)
Platinum catalyst	$1,612	$1,497
Land	1,577	1,422
Plant, pipeline and equipment	64,356	57,215
Construction in progress	937	490
Total plant, pipeline and equipment	68,482	60,624
Less accumulated depreciation	(28,062)	(23,672)
Net plant, pipeline and equipment	$40,420	$36,952

Plant, pipeline and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 11).

Interest capitalized for construction for 2012, 2011 and 2010 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $19,268, $12,736 and $12,736 for 2012, 2011 and 2010, respectively.

NOTE 9 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

History of the Company’s Investment through the year ended December 31, 2011

Until December 2008 the Company had a direct investment in the Al Masane mining project in Najran province of Saudi Arabia. AMAK was formed in late 2007 by the Company and seven Saudi investors, and was granted a commercial license from the Ministry of Commerce in January 2008.  The Company formed AMAK with the Saudi investors because the Company recognized that the only way to obtain exploration permits from the Saudi government for the Al Masane and Wadi Qatan properties would be to form a joint venture with Saudi investors.

In December 2008 the Company contributed to AMAK (i) its interests in its Saudi mining properties and (ii) $3,750,000 of costs the Company incurred in connection with the formation of AMAK and the obtaining of necessary licenses for AMAK.  AMAK treated such costs as a contribution from the Company.  AMAK assumed from the Company the liability for the repayment of the $11 million loan from the Saudi Arabia Ministry of Finance and National Economy, and the Saudi Arabia Ministry of Finance and National Economy released the Company from liability for the loan. The Company received a 50% interest in AMAK. The seven Saudi investors contributed $60 million in cash to AMAK for a 50% interest. Under the by-laws of AMAK, the Company was entitled to appoint four of eight members of AMAK’s board of directors and the Saudi investors were entitled to appoint the remaining four members of AMAK’s board of directors.  However, the by-laws provided that the chairman of AMAK’s board, who is appointed by the Saudi investors, casts an extra vote in the event of a tie vote among the eight board members.

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

(thousands of dollars)
Accumulated costs of mineral Interests in Saudi Arabia	$40,290
Contribution of AMAK organization costs	3,712
Loan payable assumed by AMAK	(11,000)
Net initial investment in AMAK	$33,002

Initially, the Company accounted for its investment using the equity method of accounting under the presumption that since it owned more than 20% of AMAK, the Company would have the ability to exercise significant influence over the operating and financial policies of AMAK.  Under the equity method of accounting the Company would normally have recognized a gain (and a corresponding increase in the carrying amount of its investment) of approximately $16.2 million upon the formation of AMAK for the difference between its $33 million basis in its investment in AMAK and its share of the $120 million in fair value of the net assets of AMAK recorded by AMAK at formation.  However, the Company determined that gain recognition would not be appropriate in these circumstances due to the significant uncertainty regarding the success of AMAK, the realization of its assets and the Company’s implied commitment to support operations.

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

In May 2010 we introduced a resolution at a meeting of the AMAK board of directors that would have required AMAK to produce the annual and quarterly financial statements prepared in accordance with U.S. GAAP or IFRS so that the Company could continue applying the equity method of accounting for its investment.  The resolution was defeated as the result of the casting of the tie breaking vote described above.

As the result of the events described above the Company concluded beginning in August 2009 that it no longer had significant influence over the operating and financial policies of AMAK, and the Company changed to the cost method of accounting for its investment in AMAK. The Company recorded its cost method investment in AMAK at the carrying amount of its equity method investment on the date the method of accounting was changed.

As discussed in Note 14, in October 2010 the company guaranteed certain of AMAK’s bank debt.

Change in Accounting Principle from Cost to Equity Method in 4th Quarter 2012

During 2011 and 2012 the Company’s participation in the financial and operating decisions of AMAK increased.  An officer and director of the Company was appointed chairman of the Nomination, Reward and Compensation Committee of the Board of Directors of AMAK and an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  Another director of the Company was appointed chairman of the Audit Committee of the Board of Directors of AMAK.  In addition, the Company directed the process of locating, interviewing and hiring AMAK’s new chief operating officer and the selection of a third party agent to conduct the marketing of the concentrate to be produced by AMAK.

During the quarter ended December 31, 2012, the Company reintroduced the resolution at a meeting of the AMAK Board of Directors that would require AMAK to produce annual and quarterly financial statements prepared in accordance with U.S GAAP or IFRS.  The resolution was approved on October 6, 2012.  Subsequently, the Company and its representatives were given permission to gain access to AMAK’s books and records to allow for the auditing of AMAK financial statements in accordance with the auditing standards of the PCAOB.

As a result of these developments in the quarter ended December 31, 2012, the Company concluded that it now had significant influence over the operating and financial policies of AMAK, and accordingly should account for its investment in AMAK using the equity method.  The financial statements for prior periods have been retrospectively restated to apply the equity method of accounting for all prior periods (see Note 2).

The Company has received financial statements prepared in accordance with generally accepted accounting principles in Saudi Arabia (Saudi GAAP) as of December 31, 2012, 2011 and 2010 and for the years then ended.  The Company compared the Saudi GAAP accounting principles used in those financial statements to accounting principles generally accepted in the United States and determined that with the exception of the balance sheet classification of advances from stockholders (which are classified as part of stockholders’ equity under Saudi GAAP but classified as liabilities under U.S. GAAP) the effect of the differences was not material.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Sales	$37,407	$-	$-
Gross Profit	6,846	-	-
General, administrative and other expenses	6,325	2,613	2,130
Net Income (loss)	$521	$(2,613)	$(2,130)

Financial Position

	December 31,
	2012	2011
	(Thousands of Dollars)
Current assets	$92,529	$98,365
Noncurrent assets	252,283	237,167
Total assets	$344,812	$335,532

Current liabilities	$81,568	$61,636
Long term liabilities	46,979	54,223
Shareholders' equity	216,265	219,673
	$344,812	$335,532

The equity in the income or loss of AMAK reflected on the consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010, is comprised of the following:

	2012	2011	2010
Company’s share of income (loss) reported by AMAK	$192	$(1,018)	$(874)
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	674	-	-
Equity in income (loss) of AMAK	$866	$(1,018)	$(874)

As discussed above, a gain of approximately $16.2 million for the difference between the Company’s initial investment in AMAK and its share of AMAK’s initial assets recorded at fair value was not recognized in 2008.  This basis difference is being amortized over the life of AMAK’s mine which is estimated to be twelve years beginning with its commencement of production in July 2012 as an adjustment to the Company’s equity in AMAK’s income or loss.

In July 2011 Arab Mining Company (“ARMICO”) invested US $37.3 million in AMAK and acquired 5 million shares, representing a 10% interest in AMAK.  ARMICO also acquired a seat on AMAK’s board which is being held by Mr. Sultan Al-Shawli, Saudi Deputy Minister for Petroleum and Minerals.  Mr. Al-Shawli’s election increased the total number of board members to nine with the Company retaining four.  This transaction changed our ownership percentage in AMAK to 37% and the ownership interest of the Saudi shareholders to 53%.  As a result of the ARMICO transaction, the Company’s share of the net assets of AMAK increased by approximately $8.9 million which the Company recognized as a gain (with a corresponding increase in its investment) in 2011 in accordance with ASC 323-10-40-1.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2012, 2011, or 2010.

Working Capital Advances to AMAK

In May 2011 we advanced $50,000 on behalf of AMAK as a hiring fee for the general manager of AMAK.  In June 2011 we advanced $750,000 to AMAK for interim funding.  The $750,000 was repaid in August 2011.  An additional $70,000 was paid on behalf of AMAK during the fourth quarter of 2011 for marketing advisory services which will be repaid to the Company.  During 2012 the Company advanced an additional $2,041,000 for working capital purposes which is expected to be repaid by the end of the second quarter of 2013.  The amounts due from AMAK at December 31, 2012, and 2011, were $2,162,000 and $120,000, respectively.
NOTE 10 - MINERAL PROPERTIES IN THE UNITED STATES

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

NOTE 11 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2012	2011
	(thousands of dollars)
Notes payable:
Other	12	12

Long-term debt:
Revolving note to domestic bank (A)	7,489	14,489
Term notes to domestic bank (B)	8,150	9,550
Term note to CEO (C)	100	200

Total long-term debt	15,739	24,239

Less current portion	1,500	1,500

Total long-term debt, less current portion	$14,239	$22,739

(A)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The loan was originally due to expire on October 31, 2008, but has been amended to extend the termination date to June 30, 2015.  Additional amendments were entered into during 2008 and 2009 which ultimately increased the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At December 31, 2012, and 2011, there was a long-term amount outstanding of $7.5 million and $14.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2012 the rate was 2.25%, and approximately $9.3 million was available to be drawn.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.    Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.  On February 10, 2012, South Hampton entered into the Twelfth Amendment to its Credit Agreement with the bank which increased the maximum unfinanced capital expenditures from $4.0 million to $6.0 million in the aggregate commencing with the calendar year ended December 31, 2012.  At December 31, 2012, the Company was not in compliance with the capital expenditures covenant of the agreement; however, a waiver was obtained.

(B)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by plant, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2012, and 2011, there was a short-term amount of $1.4 million and $1.4 million and a long-term amount of $6.8 million and $8.2 million outstanding, respectively.  The interest rate on the loan varies according to several options.  At December 31, 2012, the variable interest rate under the loan was 2.25%.  However, as discussed in Note 20, effective August 2008 the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate. Principal payments of $350,000 are paid quarterly with interest being paid monthly.

(C)
On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At December 31, 2012, and 2011, there was a short-term amount of $100,000 and $100,000 and a long-term amount of $0 and $100,000 outstanding, respectively.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2013	$1,500
2014	1,400
2015	8,889
2016	1,400
2017	1,400
Thereafter	1,150
Total	$15,739

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:	2012	2011
	(thousands of dollars)
Accrued state taxes	$197	$188
Accrued payroll	1,035	1,130
Accrued officers’ compensation	547	423
Accrued environmental costs (Note 14)	350	350
Accrued federal income taxes	-	315
Other liabilities	558	538
Total	$2,687	$2,944

NOTE 13 – ACCRUED LIABILITIES IN SAUDI ARABIA

After the contribution of the Company’s mining properties to AMAK as discussed in Note 9, the Company closed the branch office in Saudi Arabia, started the legal process of terminating employees located there, and paid termination benefits and other liabilities.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2012	2011
	(thousands of dollars)
Termination benefits	$43	$43
Other liabilities	97	97

Total	$140	$140

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2012 and 2011 is $66,570 related to this guaranty.

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

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company.  In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  In November 2011 the labor court determined that the Company owed Mr. El Khalidi $255,000 for holiday pay and dismissed the remainder of his claims.  The Company and Mr. El Khalidi have appealed the decision to the next level.  In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to Hardin County, Texas on July 15, 2011.  There has been minimal activity in this matter since transfer to Hardin County, Texas.  The Company believes that the claims are unsubstantiated and intends to vigorously defend the case.  The liabilities owed to Mr. El Khalidi will remain recorded on the Company’s books until the lawsuits are resolved.

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

On May 3, 2012, South Hampton received notice of a lawsuit filed in Jefferson County, Texas.  The suit alleges that a worker at the B.F. Goodrich facility in Orange, Texas, an alleged customer of South Hampton, became ill and subsequently died from benzene exposure.  There are numerous defendants named in this lawsuit.  On September 6, 2012, plaintiffs dismissed South Hampton without prejudice to re-filing again their complaint against the Company in return for South Hampton’s agreement to enter into an agreement tolling any applicable statutes of limitation for two years from September 6, 2012, or conclusion of the remainder of the case, whichever is earlier.  As South Hampton never sold products of any kind to the B.F. Goodrich facility in Orange, Texas, the Company believes that it will not incur any liability.

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

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $404,000 in 2012, $543,000 in 2011 and $449,000 in 2010.

NOTE 15 - SHARE-BASED COMPENSATION

Common Stock – In September 2012 the Company issued 7,500 shares of restricted common stock to its newly appointed Executive Vice President.  Compensation expense of $72,600 was recognized in connection with this issuance.

In November 2010 the Company issued 232,170 shares of common stock to its President/CEO in connection with the purchase of STTC (see Note 1).

In January 2010 the Company issued 14,000 shares of common stock to non-employee directors for services rendered during 2009.  Compensation expense recognized in connection with this issuance was $30,940.

Stock Options – On April 3, 2012, the Board of Directors of the Company adopted the Arabian American Development Company Stock and Incentive Plan (the “Plan”) subject to the approval of Company’s shareholders.  Shareholders approved the Plan at the 2012 Annual Meeting of Shareholders on June 6, 2012.

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

A summary of all 2012 issuances is as follows:

On November 15, 2012, the Company awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2012 in connection with this award was approximately $15,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On May 20, 2011, the Company awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Compensation expense recognized during 2012 and 2011 in connection with this award was approximately $24,000 and $33,000, respectively.  On September 25, 2011, additional shares became available under the plan; therefore, the Company awarded 10 year options to Mr. Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  No compensation expense was recognized in connection with this award during 2011 due to the unvested nature of the options.  Compensation expense recognized for 2012 was approximately $38,000.

On May 2, 2011, the Company awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2012 and 2011 in connection with this award was approximately $80,000 and $54,000, respectively.

On January 12, 2011, the Company awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2012 and 2011 in connection with this award was approximately $475,000 each year.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In January 2010 the Company awarded fully vested options to its non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 7.1 years as of December 31, 2012.  Compensation expense recognized during 2010 in connection with this award was approximately $72,000.  In January 2010 the Company also awarded 95,000 options to officers and key employees for their service during 2009.  The exercise price of the options was also $2.21.  These options vest over a 2 year period.  Compensation expense recognized during 2012, 2011 and 2010 in connection with this award was approximately $8,000, $97,000 and $96,000, respectively.

In February 2010 the Company awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2012, 2011 and 2010 in connection with this award was approximately $113,000, $103,000 and $221,000, respectively.

In June 2010 the Company awarded a 7 year option to purchase 10,000 shares of restricted stock to a key employee with a vesting period of 2 years.  The exercise price of the options is $2.47 per share based upon the closing price on June 22, 2010.  The options have a remaining life of 4.5 years as of December 31, 2012.  Compensation expense recognized in connection with this award during 2012, 2011 and 2010 was approximately $6,000, $12,000 and $6,200, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 the Company awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $97,000 and $373,000 was recognized during the years ended December 31, 2012, 2011, and 2010, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 14 the Company is currently in litigation with Mr. El Khalidi and in connection therewith, the Company is currently reviewing its legal right to withdraw the options and benefits.  However, as of December 31, 2012, the options vesting upon a cash dividend distribution from AMAK continues to be shown as outstanding.

A summary of the status of the Company’s stock option awards is presented below:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,347,750	$3.66
Granted	100,000	7.14
Expired	(200,000)	3.40
Exercised	(74,570)	3.05
Forfeited	-	-
Outstanding at December 31, 2012	1,173,180	$4.04	7.5	$5,009
Expected to vest	673,252	$4.58	8.3	$2,511
Exercisable at December 31, 2012	299,928	$3.26	6.5	$1,515

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2012, options to purchase approximately 1.2 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2012, 2011, and 2010 was $7.14, $4.43 and $2.69, respectively.  During 2012 the aggregate intrinsic value of options exercised was approximately $445,000 determined as of the date of option exercise.  During 2011 the aggregate intrinsic value of options exercised was approximately $267,000 determined as of the date of option exercise.  No options were exercised during 2010.

The Company received approximately $145,000 in cash from the exercise of options during the year ended December 31, 2012.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2012	1,199,083	$3.83
Granted	100,000	7.14
Expired	(200,000)	3.40
Vested	(225,831)	3.78
Non-vested at December 31, 2012	873,252	$4.31

Total fair value of options that vested during 2012 was approximately $854,000.

As of December 31, 2012, there was approximately $2.6 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 3.1 years.

The Company expects to issue shares upon exercise of options from its authorized but unissued common stock.

NOTE 16 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
		(Restated – see Note 2)
	(thousands of dollars)
Current federal provision	$4,821	$3,072	$1,022
Current state provision	199	191	6

Deferred federal provision	882	3,237	663
Deferred state provision	2	5	12

Income tax expense	$5,904	$6,505	$1,703

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the year ended December 31, 2012, and 34% for the years ended December 31, 2011, and 2010, is as follows:

	2012	2011	2010
		(Restated – see Note 2)
	(thousands of dollars)
Income taxes at U.S. statutory rate	$6,056	$6,933	$1,285
State taxes, net of federal benefit	132	127	96
Prior year overpayments	--	--	(15)
Permanent and other items	(250)	(567)	10
Increase (decrease) in valuation allowance	(34)	12	327
Total tax expense	$5,904	$6,505	$1,703

Permanent and other items primarily include non-deductible expenses offset by the manufacturers’ deduction under §199 of the Internal Revenue Code and increase in the effective tax rate for the year ended December 31, 2012.  The Company concluded that its current and future Federal effective tax rate to be 35% based on review of current period income and expectation for future periods.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011
		(Restated – see Note 2)
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(8,260)	$(7,655)
Contractual based asset	(124)	(206)
Unrealized loss on swap agreements	-	(136)
Investment in AMAK	(2,089)	(1,736)
Total deferred tax liabilities	$(10,473)	$(9,733)

Deferred tax assets:
Accounts receivable	201	187
Inventory	95	92
Mineral interests	376	365
Unrealized loss on interest rate swap	313	386
Environmental	123	119
Post-retirement benefits	370	356

Stock-based compensation	716	569
Deferred revenue	332	561
Gross deferred tax assets	2,526	2,635
Valuation allowance	(1,093)	(1,127)
Total net deferred tax assets	$1,433	$1,508
Net deferred tax liabilities	$(9,040)	$(8,225)

The current and non-current classifications of the deferred tax balances are as follows:

	2012	2011
		(Restated – see Note 2)
	(thousands of dollars)
Current:
Deferred tax asset	$1,054	$1,169

Non-current:

Deferred tax assets	2,057	1,933
Deferred tax liability	(11,058)	(10,200)
Valuation allowance	(1,093)	(1,127)
Non-current deferred tax liability, net	(10,094)	(9,394)

Total deferred liabilities, net	$(9,040)	$(8,225)

The Company has provided a valuation allowance in 2012 and 2011 against certain deferred tax assets because of uncertainties regarding their realization.  The 2012 decrease in the valuation allowance of $34,000 is related to the realization of certain deferred tax assets net against the Company’s increase in its Federal effective tax rate.

The Company had no Saudi Arabian income tax liability in 2012, 2011, or 2010.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for various jurisdictions remain open for examination for the years 2009 through 2011.  In late 2010 the IRS opened an examination of the Company’s 2009 tax return which was subsequently closed without change.

NOTE 17 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2012	2011	2010
		(Restated – see Note 2)
	(thousands of dollars)

Net income	$11,398	$13,884	$2,075

Basic earnings per common share:
Weighted average shares outstanding	24,081	23,993	23,769

Per share amount (dollars)	$0.47	$0.58	$0.09
Diluted earnings per common share:
Weighted average shares outstanding	24,745	24,267	23,780

Per share amount (dollars)	$0.46	$0.57	$0.09

Weighted average shares-denominator basic computation	24,081	23,993	23,769
Effect of dilutive stock options	664	274	11
Weighted average shares, as adjusted denominator diluted computation	24,745	24,267	23,780

At December 31, 2012, 2011, and 2010, 1,173,180, 1,347,750 and 1,076,667 potential common stock shares, respectively, were issuable upon the exercise of options.

The earnings per share calculations for the periods ended December 31, 2012, 2011, and 2010, include 300,000 shares of the Company that are held in the treasury of TOCCO.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2012 (in thousands, except per share data):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Restated – see Note 2)

Revenues	$56,795	$61,849	$54,278	$49,936	$222,858
Gross profit	6,718	8,367	8,767	6,906	30,758
Net income	1,995	3,472	3,004	2,927	11,398
Basic EPS	$0.08	$0.14	$0.13	$0.12	$0.47
Diluted EPS	$0.08	$0.14	$0.12	$0.12	$0.46

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Restated – see Note 2)

Revenues	$33,756	$42,738	$61,545	$61,478	$199,517
Gross profit	3,292	3,248	9,216	10,161	25,917
Net income (loss)	3	(95)	10,153	3,823	13,884
Basic EPS	$0.00	$0.00	$0.42	$0.16	$0.58
Diluted EPS	$0.00	$0.00	$0.42	$0.15	$0.57

NOTE 19 – RELATED PARTY TRANSACTIONS

At December 31, 2012, and 2011, the Company had a liability to its former President and Chief Executive Officer of approximately $43,000 in accrued salary and termination benefits.

South Hampton incurred product transportation and equipment costs of approximately $848,000 in 2010 with STTC while STTC was owned by the President of the Company.  As discussed in Note 1, in December 2010 the Company acquired STTC and still owes the President a balance of $100,000 in connection with this transaction.

Legal fees in the amount of $237,000, $270,000, and $327,000 were incurred during 2012, 2011, and 2010, respectively to the law firm of Germer Gertz, LLP of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  Mr. Goehringer chose not to stand for re-election at the 2011 Annual Meeting; therefore, his term expired in June 2011.  At December 31, 2012, and 2011, we had an outstanding liability payable to Germer Gertz, LLP of approximately $15,000 and $24,000, respectively.

Ghazi Sultan, a Company director, was paid $138,000, $110,000 and $18,000 during 2012, 2011 and 2010, respectively for serving in the capacity of representing the Company in the Kingdom of Saudi Arabia.

NOTE 20 – DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2012, 2011, and 2010, represented approximately 81.3%, 82.9% and 80.8% of TOCCO’s operating expenses, respectively.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2012	2011	2010

Realized gain (loss)	$(1,386)	$188	$28
Unrealized gain (loss)	(393)	215	177
Net gain (loss)	$(1,779)	$403	$205

	December 31,
	2012	2011

Fair value of derivative asset	$--	$393

Realized and unrealized gains/(losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2012, 2011, and 2010.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $5.75 million at December 31, 2012.  South Hampton receives credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  South Hampton designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2012	2011	2010
Other Comprehensive Loss
Cumulative loss	$(892)	$(1,134)	$(1,116)
Deferred tax benefit	312	386	379
Net cumulative loss	$(580)	$(748)	$(737)

Interest expense reclassified from other comprehensive loss	$359	$414	$468

	December 31,
	2012	2011

Fair value of derivative liability	$893	$1,134

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized loss on the interest rate swap for 2012 included in other comprehensive loss is $168,490 (net of $73,279 of income tax expense).

The net amount of pre-tax loss in other comprehensive income (loss) as of December 31, 2012, predicted to be reclassified into earnings within the next 12 months is approximately $301,000.

NOTE 21- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $918,000 based upon an annuity single premium value contract was outstanding at December 31, 2012, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2012, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2012, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 14, all amounts remain outstanding until a resolution is achieved.

NOTE 22- SUBSEQUENT EVENTS

On December 9, 2012, the Board of Directors of AMAK authorized the issuance of additional shares in an amount equal to ten percent of the then outstanding shares in AMAK to raise funds for working capital requirements and retirement of construction debt.  On January 11, 2013, we entered into an agreement with AMAK to purchase an additional 937,500 shares of AMAK at 30 Saudi Riyals (USD $8.00) per share, for a total of USD $7.5 million.  Payment was made January 11, 2013.  As a result of this purchase, our ownership percentage in AMAK will become approximately 35.25%.

On February 1, 2013, we entered into an investor relation’s consulting agreement with Genesis Select (“Genesis”).  As partial payment for its services, Genesis will receive a warrant for 100,000 shares of common stock of the Company at a strike price of $10 per share.  The term of the warrant is 5 years with 50% vesting over the first year of the agreement and 50% vesting over years two through four.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2012

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2010	2,224,508	-	(1,109,090)	1,115,418
December 31, 2011*	1,115,418	-	11,930	1,127,348
December 31, 2012	1,127,348	-	(34,146)	1,093,202
  *Restated - See Note 2

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2010	126,500	28,500	-	155,000
December 31, 2011	155,000	55,000	-	210,000
December 31, 2012	210,000	-	-	210,000