Form 10-Q
period 2013-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-05-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-33926

ARABIAN AMERICAN DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	75-1256622
(State or other jurisdiction of	(I.R.S. employer incorporation or
organization)	identification no.)

1650 Hwy 6 South, Suite 190	77478
Sugar Land, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (409) 385-8300

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 6, 2013: 24,105,313.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2013 (unaudited)	DECEMBER 31, 2012
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$3,651	$9,508
Trade receivables, net	20,008	15,802
Advance to AMAK	2,162	2,162
Inventories	12,298	9,840
Prepaid expenses and other assets	1,561	1,561
Contractual based intangible assets, net	250	250
Taxes receivable	7	1,182
Deferred income taxes	1,164	1,054
Total current assets	41,101	41,359

Plant, pipeline and equipment, net	40,688	40,420

Investment in AMAK	46,769	38,971
Mineral properties in the United States	588	588
Contractual based intangible asset, net of current portion	42	104
Other assets	11	11

TOTAL ASSETS	$129,199	$121,453
LIABILITIES
Current Liabilities
Accounts payable	$6,450	$6,306
Accrued interest	103	96
Current portion of derivative instruments	287	301
Accrued liabilities	2,131	2,699
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	271	269
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	828	880
Total current liabilities	11,710	12,191

Long-term debt, net of current portion	19,889	14,239
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	520	592
Other liabilities, net of current portion	660	379
Deferred income taxes	10,020	10,094
Total liabilities	43,448	38,144

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million shares in 2013 and 2012	2,381	2,381
Additional paid-in capital	45,058	44,791
Accumulated other comprehensive loss	(525)	(580)
Retained earnings	38,548	36,428
Total Arabian American Development Company Stockholders’ Equity	85,462	83,020
Noncontrolling Interest	289	289
Total equity	85,751	83,309

TOTAL LIABILITIES AND EQUITY	$129,199	$121,453

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
		(Restated)
REVENUES	(thousands of dollars)

Petrochemical Product Sales	$51,620	$55,829
Processing Fees	1,125	966
	52,745	56,795

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $825 and $724, respectively)	46,066	50,077

GROSS PROFIT	6,679	6,718

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,505	2,987
Depreciation	129	124
	3,634	3,111

OPERATING INCOME	3,045	3,607

OTHER INCOME (EXPENSE)
Interest Income	1	--
Interest Expense	(117)	(165)
Losses on Cash Flow Hedge Reclassified from OCI	(78)	(94)
Equity in earnings (loss) of AMAK	298	(213)
Miscellaneous Income (Expense)	(18)	(73)
	86	(545)

INCOME BEFORE INCOME TAXES	3,131	3,062

INCOME TAXES	1,011	1,067

NET INCOME	2,120	1,995

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$2,120	$1,995

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.09	$0.08

Basic Weighted Average Number of Common Shares Outstanding	24,105	24,043

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.09	$0.08

Diluted Weighted Average Number of Common Shares Outstanding	24,658	24,977

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
		(Restated)
	(thousands of dollars)

NET INCOME	$2,120	$1,995

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized holding gains arising during period	133	165
Less: reclassification adjustment included in net income	78	94

OTHER COMPREHENSIVE GAIN, NET OF TAX	55	71

COMPREHENSIVE INCOME	$2,175	$2,066

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$36,428	$83,020	$289	$83,309

Stock options
Issued to Directors	-	-	118	-	-	118	-	118
Issued to Employees	-	-	119	-	-	119	-	119
Warrants	-	-	30	-	-	30	-	30
Unrealized Gain on Interest Rate Swap (net of income tax expense of $30)	-	-	-	55	-	55	-	55
Net Income	-	-	-	-	2,120	2,120	-	2,120

MARCH 31, 2013	23,805	$2,381	$45,058	$(525)	$38,548	$85,462	$289	$85,751

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
		(Restated)
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,120	$1,995
Adjustments to Reconcile Net Income of Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	954	848
Amortization of Contractual Based Intangible Asset	63	63
Accretion of Notes Receivable Discounts	(1)	(1)
Unrealized Gain on Derivative Instruments	-	(604)
Share-based Compensation	267	217
Deferred Income Taxes	(214)	178
Postretirement Obligation	2	3
Equity in (earnings) loss income of AMAK	(298)	213
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(4,206)	131
(Increase ) Decrease in Notes Receivable	10	(87)
Decrease in Income Tax Receivable	1,176	-
Increase in Inventories	(2,457)	(1,072)
Increase in Prepaid Expenses	(11)	(115)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(427)	899
Increase in Accrued Interest	7	-
Increase in Other Liabilities	500	353

Net Cash Provided by (Used in) Operating Activities	(2,515)	3,021

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,492)	(1,812)
Addition to Investment in AMAK	(7,500)	(5)

Cash Used in Investing Activities	(8,992)	(1,817)

FINANCING ACTIVITIES
Issuance of Common Stock	-	105
Additions to Long-Term Debt	6,000	-
Repayment of Long-Term Debt	(350)	(2,350)

Net Cash Provided by (Used in) Financing Activities	5,650	(2,245)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,857)	(1,041)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,508	6,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,651	$5,633

Supplemental disclosure of cash flow information:
Cash payments for interest	$184	$255
Cash payments for taxes, net of refunds	$--	$550
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$270	$286
Unrealized gain on interest rate swap, net of tax expense	$55	$71

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.  In the opinion of the management of Arabian American Development Company (the “Company”), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s financial position at March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013, and 2012.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

 Operating results for the three months ended March 31, 2013, are not necessarily indicative of results for the year ending December 31, 2013.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company currently owns a 37% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  However as discussed in Note 14, upon completion of the AMAK capital raise that is in process, our ownership percentage in AMAK will be approximately 35.25%.  We account for our investment under the equity method of accounting.  The Company records the equity in earnings from AMAK one quarter in arrears.

2. CHANGE IN ACCOUNTING PRINCIPLE FOR INVESTMENT IN AMAK

In 2012 the Company determined that changes in the level of its participation in the management of AMAK indicated that the Company had significant influence over the financial and operating policies of AMAK.  Accordingly, the Company changed from the cost method of accounting for its investment in AMAK to the equity method of accounting for the investment.  In accordance with FASB ASC 323-10-35-33 Investments – Equity Method and Join Ventures, the consolidated financial statements for the prior periods have been retrospectively restated to account for the investment in AMAK for all periods.

The effects of the retrospective application of the equity method of accounting to the first quarter of 2012 are as follows:

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$-	$(213)
Income before income tax expense	3,275	3,062
Net income	2,208	1,995
Net income attributable to Arabian American Development Company	2,208	1,995
Net income per common share
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Comprehensive Income
Net income	$2,208	$1,995
Comprehensive income	2,279	2,066

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$2,208	$1,995
Equity in loss of AMAK	-	213

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2013 the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The update had no impact on the Company’s consolidated financial statements.

4. TRADE RECEIVABLES

Trade receivables, net, at March 31, 2013, and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Trade receivables	$20,218	$16,012
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$20,008	$15,802

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $15.6 million and $11.7 million at March 31, 2013, and December 31, 2012, respectively (see Note 8).

5. INVENTORIES

Inventories include the following:

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Raw material	$3,850	$3,591
Petrochemical products	8,448	6,249
Total inventory	$12,298	$9,840

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2013, and December 31, 2012, current cost exceeded LIFO value by approximately $2.6 million and $2.2 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $6.6 million and $5.1 million at March 31, 2013, and December 31, 2012, respectively (see Note 8).

Inventory included products in transit valued at approximately $3.2 million and $2.9 million at March 31, 2013, and December 31, 2012, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at March 31, 2013, and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	65,298	64,356
Construction in progress	1,484	937
Total plant, pipeline and equipment	69,971	68,482
Less accumulated depreciation and amortization	(29,283)	(28,062)
Plant, pipeline and equipment, net	$40,688	$40,420

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 8).

Construction in progress during the first three months of 2013 included installation of tankage, reworking existing towers and treaters, and upgrading and expanding the rail loading facility.

Amortization relating to the platinum catalyst which is included in cost of sales was $9,558 and $3,184 for the three months ended March 31, 2013, and 2012, respectively.

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2013, and 2012, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012 (restated)
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,120	24,105	$0.09	$1,995	24,043	$0.08

Dilutive stock options outstanding		553			934

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,120	24,658	$0.09	$1,995	24,977	$0.08

At March 31, 2013, and 2012, 446,009 and 285,415 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended March 31, 2013, and 2012, include 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2013, there was a short-term amount of $1.4 million and a long-term amount of $6.4 million outstanding. At December 31, 2012, there was a short-term amount of $1.4 million and a long-term amount of $6.8 million outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2013, and

December 31, 2012, the rate was 2.25%.  However, as discussed in Note 10, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2013, and December 31, 2012, there was a long-term amount outstanding of $13.5 million and $7.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2013, and December 31, 2012, the rate was 2.25%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At March 31, 2013, approximately $4.5 million was available to be drawn.  The Company was not in compliance with the dividend restriction covenant at March 31, 2013 due to the purchase of additional AMAK stock; however, a waiver was obtained.

On November 30, 2010, as part of the consideration paid for the acquisition of Silsbee Trading and Transportation Corp. (“STTC”), a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At March 31, 2013, and December 31, 2012, there was a short-term amount of $100,000 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2013, 5.75 years of the 7 year agreement have elapsed.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2013, and December 31, 2012:

Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$808	-	$808	-

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest Rate Swap	$893	-	$893	-

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The Company used observable inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of its cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2013, and December 31, 2012, no natural gas options were outstanding.  For additional information see Note 10 below.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2013, and 2012, represented approximately 80.5% and 83.7% of our operating expenses, respectively.

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

The financial contracts currently in place are not designated as hedges.  As of March 31, 2013, South Hampton had no outstanding financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2013	2012

Unrealized gain (loss)	$-	$532
Realized gain (loss)	-	291
Net gain (loss)	$-	$823

	March 31, 2013	December 31, 2012

Fair value of financial contracts – asset (liability)	$-	$-

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended March 31, 2013, and 2012.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 0.1% for the three months ended March 31, 2013, and 2012, respectively.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $5.5 million at March 31, 2013.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within the Company’s Statement of Comprehensive Income.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2013	2012
Other Comprehensive Loss
Cumulative loss	$(808)	$(1,024)
Deferred tax benefit	283	348
Net cumulative loss	$(525)	$(676)

Interest expense reclassified from other comprehensive loss	$78	$94

	March 31, 2013	December 31, 2012

Fair value of interest rate swap - liability	$808	$893

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2013, predicted to be reclassified into earnings within the next 12 months is approximately $287,000. See further discussion of the fair value of the derivative instruments in Note 9.

11. STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2013	1,173,180	$4.04
Granted	--	--
Exercised	--	--
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2013	1,173,180	$4.04	7.3
Exercisable at March 31, 2013	437,676	$3.58	6.7

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $94,000 and $63,000 during the three months ended March 31, 2013, and 2012, respectively, were recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $119,000 and $130,000 during the three months ended March 31, 2013, and 2012, respectively, was recognized related to options with a 4 year vesting period awarded to officers and key employees.  These options vest through 2015.

Post-retirement compensation of approximately $24,000 was recognized during the three months ended March 31, 2013, and 2012, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 16.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information.

On February 1, 2013, the Company issued a warrant for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”) at a strike price of $10.00 per share.  The term of the warrant is 5 years with 50% vesting in equal increments of 1/12th each calendar month throughout the first year.  The remaining 50% will vest in equal increments of 1/36th each calendar month over years 2 through 4 contingent upon continuous investor relations service under the consulting agreement with Genesis.  Investor relations expense recognized in connection with this warrant was approximately $30,000.   The fair value of the warrants granted was calculated using the Black-Scholes valuation model with the following range of assumptions:

Expected volatility	59% to 60%
Expected dividends	None
Expected term (in years)	5
Risk free interest rate	.77% to .89%

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2009 through 2011 remain open for examination in various tax jurisdictions in which we operate.  In late 2010 the Internal Revenue Service opened an examination of the Company’s 2009 tax return which was subsequently closed without change.   As of March 31, 2013, and December 31, 2012, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, the domestic manufacturers’ deduction, and various permanent items.

13. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $889,000 based upon an annuity single premium value contract plus accrued interest was outstanding at March 31, 2013, and was included in post-retirement benefits.  As of March 31, 2013, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at March 31, 2013, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 16, all amounts which have not met termination dates remain recorded until a resolution is achieved.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In December 2012 the Board of Directors of AMAK authorized the issuance of additional shares of AMAK in an amount equal to ten percent of the then outstanding shares to raise funds for working capital requirements and retirement of construction debt.  In January 2013 we entered into an agreement with AMAK to purchase an additional 937,500 shares of AMAK at 30 Saudi Riyals (USD $8.00) per share, for a total of USD $7.5 million.  Due to the continued improvement in the operations of AMAK and a desire to prevent a substantial dilution of its investment, we elected to purchase these additional shares.  As a result of this purchase and upon completion of the raise, our ownership percentage in AMAK will be approximately 35.25%.  All existing AMAK shareholders had the opportunity to buy into the issue and all shares are expected to be placed within that group.

As of March 31, 2013, and December 31, 2012, the Company had a non-controlling equity interest of approximately $46.8 million and $40.0 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2013.

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the quarters ended March 31, 2013, and 2012, is comprised of the following:

	2013	2012
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$-	$(213)
Additional adjustment from the 2012 AMAK Audited Financials	(39)	-
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	337	-
Equity in income (loss) of AMAK	$298	$(213)

During the year ended December 31, 2012, we advanced approximately $2.0 million to AMAK for interim funding on a short term basis. The amount remained outstanding at March 31, 2013; however, AMAK’s Board has passed a resolution that all shareholder loans will be repaid when the equity raise discussed above is complete.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information.

15. RELATED PARTY TRANSACTIONS

Legal fees of approximately $27,000 and $71,000 were incurred during the three months ended March 31, 2013, and 2012, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $35,000 during the three months ended March 31, 2013, and 2012, for serving as the Company’s Saudi branch representative.

16. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at March 31, 2013, and 2012, is $66,570 related to this guaranty.

On October 24, 2010, the Company executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby the Company agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, the Company’s guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to complete construction of the AMAK facilities and to provide working capital needs.  The Company received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.

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

On April 14, 2011, and April 27, 2011, South Hampton received notice of 3 lawsuits filed in Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  On April 10, 2013, South Hampton entered into agreements with counsel for plaintiffs to settle the 3 lawsuits for an amount not significant to the financial statements.

No accruals have been recorded for these last four claims.

Environmental Remediation -

In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  Pioche retained an environmental consultant to assist with this matter.  Pioche recently reached tentative agreement with affected landowners to excavate and transport tailings from their properties to an impoundment area located on Pioche property.  In addition, Pioche signed an agreement with a local contractor to perform excavation and transportation of the tailings.  Work is scheduled to begin May 1, 2013.  The Company will advance approximately $250,000 to Pioche for payment of the contractor and in return, Pioche will transfer interest in selected patented mining claims of equivalent value to the Company.    An accrual for $350,000 was recorded by Pioche in 2010 and remained outstanding at March 31, 2013.

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

Review of First Quarter 2013 Results

We reported first quarter 2013 earnings of $2.1 million up slightly from $2.0 million from the first quarter of 2012. Basic earnings per share of $0.09 were reported for 2013, up $0.01 from 2012.  Sales volume of our petrochemical products decreased slightly by 9.3%, and  sales revenue from our petrochemical products decreased by 7.5% as compared to the first quarter of 2012.  However, our cost of sales also decreased by 8.0% allowing us to generate acceptable margins.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Days sales outstanding in accounts receivable	34.1	25.9	37.0
Days sales outstanding in inventory	21.0	16.1	16.9
Days sales outstanding in accounts payable	11.0	10.3	11.4
Days of working capital	44.1	31.7	42.5

Our days sales outstanding in inventory increased due to additional production during March in anticipation of a maintenance shutdown.

Sources and Uses of Cash

Cash and cash equivalents decreased $5.9 million during the three months ended March 31, 2013, as compared to a decrease of $1.0 million for the three months ended March 31, 2012.

The change in cash and cash equivalents is summarized as follows:

	2013	2012
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$(2,515)	$3,021
Investing activities	(8,992)	(1,817)
Financing activities	5,650	(2,245)
Decrease in cash and equivalents	$(5,857)	$(1,041)
Cash and cash equivalents	$3,651	$5,633

Operating Activities

Cash used by operating activities totaled $2.5 million for the first three months of 2013, $5.5 million higher than 2012.    For the first three months of 2013 net income increased slightly by approximately $0.1 million as compared to the corresponding period of 2012. Major non-cash items affecting income included a slight increase in depreciation of $0.1 million, a decrease in the unrealized gain on financial contracts of approximately $0.6 million, a decrease in deferred income taxes of approximately $0.4 million, and an increase in the equity in earnings of AMAK of approximately $0.5 million.

Factors leading to a decrease in cash provided by operating activities included:

•
Trade receivables increased approximately $4.2 million (due to a 1.0% increase in price per gallon and a 4.7% increase in volume sold above the fourth quarter of 2012 and an increase in sales in the last month of the quarter) as compared to a slight decrease of approximately $0.1 million in 2012;

•
Inventory increased approximately $2.5 million (due to an increase in production during first quarter 2013 in preparation for a maintenance shutdown) as compared to an increase of approximately $1.1 million (due to an 8.3% increase in volume and a 7.8% increase in cost per gallon) in 2012; and

•
Accounts payable and accrued liabilities decreased approximately $0.4 million (primarily due to decreases in accruals for raw materials, freight and derivative settlements) while in 2012 the same accounts increased by $0.9 million (primarily due to an increase in accruals for raw material purchases offset by a decrease in freight).

These uses of cash were partially offset by the following increases in cash provided by operations:

•	Income tax receivable decreased approximately $1.2 million in 2013 (due to the receivable being used for the 2013 estimated tax payment) as compared to no change in 2012; and

•	Other liabilities increased $0.5 million (due to the receipt of payment from a tolling customer for changes to their unit) compared to an increase of approximately $0.4 million 2012.

Investing Activities

Cash used by investing activities during the first three months of 2013 was approximately $9.0 million, representing an increase of approximately $7.2 million over the corresponding period of 2012. During the first three months of 2013 we purchased an additional $7.5 million of stock in AMAK as discussed in Note 14.  We also purchased equipment for debottlenecking our Penhex Unit, expansion of our sales loading rack facility, and various other improvements.  During the first three months of 2012 purchases were made for transport trucks, land surrounding the facility and various facility improvements.

Financing Activities

Cash provided by financing activities during the first three months of 2013 was approximately $5.7 million versus cash used of $2.2 million during the corresponding period of 2012.  During 2013 the Company drew $6.0 million on its line of credit for working capital purposes and to fund the capital contribution to AMAK as well as made principal payments of $350,000 on its term debt.  During 2012 the Company made principal payments of $2.0 million on its line of credit and $350,000 on its term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with advances from debt.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

	2013	2012	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$51,620	$55,829	$(4,208)	(7.5%)
Processing	1,125	966	158	16.5%
Gross Revenue	$52,745	$56,795	$(4,050)	(7.1%)

Volume of Sales (gallons)
Petrochemical Products	14,721	16,227	(1,506)	(9.3%)

Cost of Sales	$46,066	$50,077	$(4,011)	(8.0%)
Total Operating Expense**	10,233	9,270	963	10.4%
Natural Gas Expense**	1,242	970	272	28.0%
Operating Labor Costs**	2,511	2,489	22	0.9%
Transportation Cost**	4,041	3,517	524	14.9%
General & Administrative Expense	3,505	2,987	518	17.3%
Depreciation*	954	848	106	12.5%

Capital Expenditures	$1,492	$1,693	$(201)	(11.9%)
*Includes $762 and $724 for 2013 and 2012, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first quarter of 2013 from 2012 by approximately 7.1% due to a decrease in volume of 9.3% partially offset by an increase in processing revenue of 16.5%.

Petrochemical Product Sales

Petrochemical product sales decreased by 7.5% during the first quarter of 2013 from 2012 due to a decrease in volume of 9.3% offset slightly by a 1.9% increase in the average selling price.  Throughout the first quarter of 2012 sales were made to our oil sands customer who upon filling their tankage stopped taking shipments.  Shipments resumed in March 2013.

Processing

Processing revenues increased by 16.5% during the first quarter of 2013 from 2012 an increase in usage by one of our tolling customers and an increase in fees charged to another per a new contract.

Cost of Sales

Cost of Sales decreased 8.0% during the first quarter of 2013 from 2012 due to lower volumes processed and a decrease in the average cost per gallon of feedstock.  Volume processed decreased 4.6% due to slightly lower demand, and average feedstock price per gallon also decreased 4.2% during 2013 from 2012.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense increased 10.4% during the first quarter of 2013 from 2012.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 28.0% during 2013 from 2012 due to an increase in the average per unit cost and an increase in the quantity purchased.  The average price per MMBTU for the first quarter of 2013 was $3.57 whereas, for 2012 the per-unit cost was $2.89.  Volume also increased to approximately 352,000 MMBTU from about 330,000 MMBTU.

Labor costs were only slightly higher by approximately 0.9% due to a relatively stable workforce and part of maintenance labor being recorded to construction in progress for manpower being used in the sales loading rack expansion.

Transportation costs were higher by 14.9% due to an increase in iso-container shipments to foreign customers.  From 2012 to 2013 there was a 300% increase in those shipments.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 54.4% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs for the first quarter of 2013 from 2012 increased by 17.3% due primarily to increases in insurance premiums (health, property, and liability premiums increased), property taxes (due to an increased basis), consulting fees (due to additional contractors being used), directors’ fees (due to an additional director joining the Board), and accounting fees (due to additional costs associated with accounting for AMAK).

Depreciation

Depreciation increased 12.5% during the first quarter of 2013 from 2012 due to an increase in the amount of depreciable assets year over year.

Capital Expenditures

Capital Expenditures decreased 11.9% during the first quarter of 2013 from 2012 primarily due to improvements in the petrochemical facility including debottlenecking the Penhex Unit, expanding the sales loading rack and various other expenditures.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$6,814	$1,676	$3,211	$1,670	$257
Long-Term Debt Obligations	21,389	1,500	16,289	2,800	800
Total	$28,203	$3,176	$19,500	$4,470	$1,057

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 16 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide

the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent and New Accounting Standards

See Note 3 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 10 on pages 10 through 11 of this Form 10-Q.

Interest Rate Risk

Refer to Note 10 on pages 10 through 11 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 16 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

10(d)*	- Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 25, 2012 (file No. 001-33926))
10(e)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(f)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10(g)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(h)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 8, 2013   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                          (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer