Form 10-K/A
period 2012-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-06-26
CIK 7039

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

EXPLANATORY NOTE

Arabian American Development Company (the “Company”) is filing this Amendment No. 1 On Form 10-K/A (“Amendment No. 1”) in order to (1) file the financial statements of Al Masane Al Kobra Mining Co. (“AMAK”), a Saudi Arabian closed joint stock company in which the Company has an investment accounted for by the equity method, which financial statements are required to be filed under Rule 3-09 of Regulation S-X and (2) restate the Company’s consolidated financial statements for the year ended December 31, 2012 to adjust the amount recorded for its share of the earnings of AMAK as the result of changes to the December 31, 2012, financial statements of AMAK made during the preparation of AMAK’s financial statements in accordance with U.S. GAAP and their audit by a firm of independent registered public accountants registered with the Public Company Accounting Oversight Board (the “PCAOB”).

At the time of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012 and the original filing of the Annual Report on Form 10-K the Company had received from AMAK financial statements prepared in accordance with Saudi Arabian GAAP (“SA GAAP”) and audited by a firm licensed in Saudi Arabia but not registered with the PCAOB. At that time an analysis was conducted to identify differences between SA GAAP and U. S. GAAP, and appropriate adjustments were made.

The rules of the SEC and PCAOB require that the financial statements of AMAK filed under Rule 3-09 of Regulation S-X be audited by a firm of independent registered public accountants registered with the PCAOB. The Company received those financial statements in June 2013. Those financial statements, prepared in accordance with U.S. GAAP, reflected certain adjustments from the previously received financial statements prepared in accordance with SA GAAP related to the timing of revenue recognition and the use of accelerated methods of amortization and depreciation.

As a result, the Company has restated its December 31, 2012, consolidated financial statements to adjust the amount of AMAK’s net income recorded in the Company’s Consolidated Statement of Income under the equity method of accounting, and to make the associated changes required elsewhere in the Company’s Consolidated Financial Statements.

In addition, changes necessitated by the restatement of the Company’s December 31, 2012, Consolidated Financial Statements have been made in Item 6 - Selected Financial Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as set forth above, no changes have been made from the originally filed Annual Report on Form 10-K and except as set forth above this Amendment No. 1 speaks as of the date of the original filing of the Company’s Annual Report on Form 10-K and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-K.

Item Number and Description

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	34

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

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

AMAK commenced commercial operation in July 2012 and by the end of the year had shipped approximately 20,000 metric tons of copper and zinc concentrate to smelters in India, Korea and China. AMAK also completed construction of its warehouse used for concentrate storage at the Red Sea Port of Jazan.  AMAK owns the Al Masane mine, processing plant and ancillary facilities located in Najran province, southwestern Saudi Arabia approximately 75 km northwest of the city of Najran.

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

As a result of these developments in the quarter ended December 31, 2012, we concluded that we now have significant influence over the operating and financial policies of AMAK and accordingly should account for our investment in AMAK using the equity method.  The financial statements for prior periods have been retrospectively restated to apply the equity method of accounting for all prior periods.  See Notes 2 and 10 to the Notes to the Consolidated Financial Statements.

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

AMAK may experience environmental issues that could impact its operations

The mining industry is subject to extensive environmental regulation.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires AMAK to operate and maintain their facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations may be significant to AMAK’s business.  Failure to comply with these laws or failure to obtain permits may expose AMAK to fines, penalties or interruptions in operations that could materially affect our investment in AMAK.

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

The facility includes an underground mine, ore-treatment plant and related infrastructures.  Concentrate storage and ship loading facilities are located at the Port of Jazan.  The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities.  Related infrastructure includes a 300 men capacity camp for single status accommodation for expatriates and Saudi employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts, potable water supply, sewage treatment plant and an assay laboratory.  The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2010-2012	12/31/12	Increase (Decrease)
Gold	$1,515.00 per ounce	$1,658.00 per ounce	9.44%
Silver	$ 27.25 per ounce	$ 29.95 per ounce	9.91%
Copper	$ 3.67 per pound	$ 3.59 per pound	(2.18)%
Zinc	$ 0.95 per pound	$ 0.92 per pound	(3.16)%

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

At March 12, 2013, there were approximately 514 recorded holders (including brokers’ accounts) of the Company’s common stock. The Company has not paid any dividends since its inception and, at this time, does not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  The Petrochemical Company was in compliance with this restriction as of December 31, 2012.  See Note 12 to the Consolidated Financial Statements.

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

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data of the Company (in thousands, except per share amounts):

	2012	2011	2010	2009	2008
	(Restated – see Note 3 of Notes to Consolidated Financial Statements)	(Restated – See Note 2 of Notes to Consolidated Financial Statements)
Revenues	$222,858	$199,517	$139,110	$117,587	$154,630
Net Income (Loss)	$10,321	$13,884	$2,075	$6,627	$(10,731)
Net Income (Loss) Per Share-Diluted	$0.42	$0.57	$0.09	$0.28	$(0. 46)
Total Assets (at December 31)	$120,376	$117,833	$91,916	$90,487	$96,290
Notes Payable (at December 31)	$12	$12	$12	$12	$12
Current Portion of Long-Term Debt (at December 31)	$1,500	$1,500	$1,865	$1,400	$4,920
Total Long-Term Debt Obligations (at December 31)	$14,239	$22,739	$20,836	$23,439	$23,557

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

Operating Activities

Operating activities generated cash of $21.4 million during fiscal 2012 as compared with $4.1 million of cash provided during fiscal 2011.  Although the Company’s net income decreased by $3.6 million from 2011 to 2012, the cash provided by operations increased by $17.3 million due primarily to the following factors:

•
Net income for 2012 included a non-cash equity in loss from AMAK of $0.9 million and gain on equity issued in AMAK of $0.7 million as compared to equity in loss from AMAK $1.0 million and gain on equity issued in AMAK of $8.9 million in 2011;

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

Changes in other components of Cost of Sales are detailed below.  See Note 21 of Notes to the Consolidated Financial Statements.

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

Investment in AMAK

Information concerning Company’s investment in AMAK is set forth in Note 10 of the Notes to Consolidated Financial Statements.

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company’s 2012 consolidated financial statements have been restated for the effect of certain adjustments that were made in the preparation of AMAK’s 2012 financial statements prepared in accordance with U.S. GAAP which the Company received in June 2013.

The Company had originally prepared its 2012 consolidated financial statements and applied the equity method of accounting for its investment in AMAK on the basis of AMAK’s financial statements prepared in accordance with Saudi Arabian GAAP (“SA GAAP”) and audited by a firm licensed in Saudi Arabia but not registered with the PCAOB and an analysis performed at that time to identify differences between SA GAAP and U. S. GAAP.

In June 2013 the Company received AMAK’s financial statements prepared in accordance with U.S. GAAP and audited by a firm of independent registered public accountants registered with the PCAOB to be filed by the Company under Rule 3-09 of Regulation S-X. The preparation and audit of those U.S. GAAP financial statements identified additional adjustments related to the timing of revenue recognition and the use of accelerated methods of depreciation and amortization. As a result of those adjustments the Company has had to restate its 2012 consolidated financial statements to adjust the amount recorded under the equity method of accounting for the Company’s share of AMAK’s net income (loss).

The restatement effect on the Company’s consolidated financial statements of those adjustments to the AMAK 2012 financial statements and the Company’s equity in the income or loss or AMAK is set forth in Note 3 of Notes to Consolidated Financial Statements.

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

Investment in AMAK

The Company accounts for its investment in AMAK using the equity method of accounting under which it records in income its share of AMAK’s income or loss for each period.  The amount recorded by the Company is also adjusted to reflect the amortization of certain differences between the basis in the Company’s investment in AMAK and the Company’s share of the net assets of AMAK as reflected in AMAKs financial statements (see Note 10).

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

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2012.

 3.  The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2012, 2011, and 2010, required by Rule 3-09 of Regulation S-X.

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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: June 26, 2013                                           By: /s/ Nicholas Carter
                                                                               Nicholas Carter
                                                                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on June 26, 2013.

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

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. Our audit also includes the financial statement schedule listed in the index at Item 15(a). Arabian American Development Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year and fourth quarter ended December 31, 2012 to reflect the effect of adjustments identified in the preparation of the financial statements of an equity method investee in accordance with generally accepted accounting principles in the United States.

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

As described in Notes 2 and 10 to the consolidated financial statements, in 2012 the Company changed its method of accounting for its investment in AMAK from the cost method of accounting to the equity method of accounting. The consolidated financial statements for prior periods have been adjusted to apply the change retroactively. Our opinion is not modified with respect to that matter.

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

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 18, 2013 (except for Notes 3, 10, 17 through 19, as to which the date is June 26, 2013)

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Restated – see Note 3)	(Restated – see Note 2)
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,508	$6,674
Derivative instruments	-	393
Trade receivables, net (Note 7)	15,802	23,198
Advance to AMAK (Note 10)	2,162	120
Prepaid expenses and other assets	1,561	562
Contractual based intangible assets (Note 1)	250	250
Inventories (Note 8)	9,840	9,456
Deferred income taxes (Note 17)	1,054	1,169
Taxes receivable	1,182	-

Total current assets	41,359	41,822

PLANT, PIPELINE, AND EQUIPMENT – AT COST	68,482	60,624
LESS ACCUMULATED DEPRECIATION	(28,062)	(23,672)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 9)	40,420	36,952

INVESTMENT IN AMAK (Note 10)	37,894	38,105
MINERAL PROPERTIES IN THE UNITED STATES (Note 11)	588	588
CONTRACTUAL BASED INTANGIBLE ASSETS, net of current portion (Note 1)	104	355
OTHER ASSETS	11	11

TOTAL ASSETS	$120,376	$117,833

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2012	2011
	(Restated – see Note 3)	(Restated – see Note 2)
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,306	$5,857
Accrued interest	96	116
Current portion of derivative instruments (Notes 6 and 21)	301	345
Accrued liabilities (Note 13)	2,687	2,944
Accrued liabilities in Saudi Arabia (Note 14)	140	140
Notes payable	12	12
Current portion of post-retirement benefit (Note 22)	269	258
Current portion of long-term debt (Note 12)	1,500	1,500
Current portion of other liabilities	880	937

Total current liabilities	12,191	12,109

LONG-TERM DEBT, net of current portion (Note 12)	14,239	22,739
POST- RETIREMENT BENEFIT, net of current portion (Note 22)	649	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 6 and 21)	592	789
OTHER LIABILITIES, net of current portion	379	1,071
DEFERRED INCOME TAXES (Note 17)	10,094	9,394

Total liabilities	38,144	46,751

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common Stock - authorized 40 million shares of $.10 par value; issued and outstanding, 23.8 million and 23.7 million shares in 2012 and 2011, respectively	2,381	2,373
Additional Paid-in Capital	44,791	44,138
Accumulated Other Comprehensive Loss	(580)	(748)
Retained Earnings	35,351	25,030
Total Arabian American Development Company Stockholders’ Equity	81,943	70,793
Noncontrolling interest	289	289
Total equity	82,232	71,082

TOTAL LIABILITIES AND EQUITY	$120,376	$117,833

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)
Revenues
Petrochemical product sales	$218,512	$194,620	$133,579
Processing	4,346	4,897	4,677
Transloading sales	--	--	854
	222,858	199,517	139,110
Operating costs and expenses
Cost of petrochemical product sales and Processing (including depreciation of $3,053, $2,744, and $2,271, respectively)	192,100	173,600	121,895
Gross Profit	30,758	25,917	17,215

General and Administrative Expenses
General and administrative	12,782	11,778	10,930
Depreciation	520	476	433
	13,302	12,254	11,363

Operating income	17,456	13,663	5,852

Other income (expense)
Interest income	3	4	16
Interest expense	(547)	(699)	(665)
Losses on cash flow hedge reclassified from OCI	(359)	(414)	(468)
Equity in earnings (loss) of AMAK (Note 10)	(211)	(1,018)	(874)
Gain from additional equity issuance by AMAK (Note 10)	--	8,850	--
Miscellaneous income (expense)	(117)	3	(83)
	(1,231)	6,726	(2,074)
Income before income tax expense	16,225	20,389	3,778

Income tax expense	5,904	6,505	1,703

Net income	10,321	13,884	2,075

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Arabian American Development Company	$10,321	$13,884	$2,075

Net income per common share
Basic earnings per share (dollars)	$0.43	$0.58	$0.09
Diluted earnings per share (dollars)	$0.42	$0.57	$0.09

Weighted average number of common
shares outstanding
Basic	24,081	23,993	23,769
Diluted	24,745	24,267	23,780

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)

NET INCOME	$10,321	$13,884	$2,075

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX
Unrealized holding gains (losses) arising during period	527	(426)	573
Less: reclassification adjustment included in net income	359	(414)	468

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX (Note 21)	168	(12)	105

COMPREHENSIVE INCOME	$10,489	$13,872	$2,180

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011, and 2010

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings*	Total*	Interest	Equity*
	(thousands)	(thousands of dollars)
DECEMBER 31, 2009	23,433	$2,344	$41,604	$(841)	$9,071	$52,178	$289	$52,467

Stock options
Issued to Directors	-	-	293	-	-	293	-	293
Issued to Employees	-	-	102	-	-	102	-	102
Issued to Former Director	-	-	373	-	-	373	-	373
Common Stock
Issued to Directors	14	1	30	-	-	31	-	31
Issued to Employees	3	-	9	-	-	9	-	9
Issued for STTC purchase	232	23	752	-	-	775	-	775
Unrealized Gain on Interest Rate Swap (net of income tax expense of $54)	-	-	-	105	-	105	-	105
Net Income	-	-	-	-	2,075	2,075	-	2,075

DECEMBER 31, 2010	23,682	$2,368	$43,163	$(736)	$11,146	$55,941	$289	$56,230

Stock options
Issued to Directors	-	-	190	-	-	190	-	190
Issued to Employees	-	-	585	-	-	585	-	585
Issued to Former Director	-	-	97	-	-	97	-	97
Common Stock
Issued to Directors	41	4	87	-	-	91	-	91
Issued to Employees	8	1	16	-	-	17	-	17
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $6)	-	-	-	(12)	-	(12)	-	(12)
Net Income	-	-	-	-	13,884	13,884	-	13,884

DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$25,030	$70,793	$289	$71,082

Stock options
Issued to Directors	-	-	270	-	-	270	-	270
Issued to Employees	-	-	489	-	-	489	-	489
Issued to Former Director	-	-	(317)	-	-	(317)	-	(317)
Common Stock
Issued to Directors	53	5	92	-	-	97	-	97
Issued to Employees	21	3	119	-	-	122	-	122
Unrealized Gain on Interest Rate Swap (net of income tax expense of $73)	-	-	-	168	-	168	-	168
Net Income	-	-	-	-	10,321	10,321	-	10,321

DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232
*Restated – See Notes 2 and 3

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)
Operating activities
Net income attributable to Arabian American Development Co.	$10,321	$13,884	$2,075
Adjustments to reconcile net income
of Arabian American Development Co. to Net cash provided by operating activities:
Depreciation	3,573	3,220	2,613
Accretion of notes receivable discounts	(3)	(1)	(16)
Unrealized loss (gain) on derivative instruments	246	(215)	(177)
Share-based compensation	515	872	808
Provision for doubtful accounts	-	55	29
Amortization of contractual based intangible asset	250	250	-
Deferred income taxes	889	3,238	685
Postretirement obligation	8	11	-
Equity in (income) loss of AMAK	211	1,018	874
Gain from additional equity issuance by AMAK	-	(8,850)	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	7,396	(12,041)	1,062
(Increase) decrease in notes receivable	(56)	35	389
(Increase) decrease in income tax receivable	(1,182)	216	4,510
Increase in inventories	(384)	(3,539)	(852)
(Increase) decrease in prepaid expenses and other assets	(940)	110	69
Increase in other liabilities	353	1,628	-
Increase (decrease) in accounts payable and accrued liabilities	193	4,246	(504)
Decrease in accrued interest	(20)	(5)	(28)
Increase (decrease) in accrued liabilities in Saudi Arabia	3	(76)	(207)
Net cash provided by operating activities	21,373	4,056	11,330

Investing activities
Additions to plant, pipeline and equipment	(8,143)	(6,518)	(2,899)
Net advances to AMAK	(2,042)	(120)	-
Purchase of STTC transportation company	-	-	(250)
Cash used in investing activities	(10,185)	(6,638)	(3,149)

Financing Activities
Issuance of common stock	146	108	-
Additions to long-term debt	2,000	6,000	1,397
Repayment of long-term debt	(10,500)	(4,462)	(4,420)
Net cash provided by (used) in financing activities	(8,354)	1,646	(3,023)

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)

Net increase (decrease) in cash	2,834	(936)	5,158

Cash and cash equivalents at beginning of year	6,674	7,610	2,452

Cash and cash equivalents at end of year	$9,508	$6,674	$7,610

Supplemental disclosure of cash flow information:
Cash payments for interest	$912	$1,071	$1,161
Cash payments (net of refunds) for taxes	$6,650	$3,045	$(3,547)

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$1,102	$210	$551
Unrealized loss/(gain) on interest rate swap, net of tax benefit/expense	$(168)	$12	$(105)
Net assets acquired in purchase of STTC Transportation Company	$--	$--	$1,025

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activity is manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Operations”).  At December 31, 2012, the Company also owned 37% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”) (see Note 10) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

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

On November 30, 2010, the Company entered into a Letter of Intent and Agreement and Plan of Reorganization with STTC owned by Nicholas N. Carter, the President and CEO of the Company, pursuant to which South Hampton Transportation, Inc. (“SHTI”), a Delaware corporation and a wholly owned subsidiary of TOCCO, acquired 100% of the common stock of STTC. The acquisition was completed on November 30, 2010, with STTC being the surviving entity.  The Company subsequently merged STTC into South Hampton with South Hampton as the surviving corporation and STTC being dissolved.  Prior to the acquisition of STTC, South Hampton leased transportation related equipment from STTC pursuant to a Master Lease Agreement dated February 3, 2009, which was set to expire in May 2014.  The purpose of the acquisition of STTC was the acquisition of various transportation related assets from STTC that are important to South Hampton’s operations and termination of a related-party transaction and lease agreement (see Note 20).

The acquisition was accounted for by the acquisition method of accounting and the fair value of the acquisition consideration was allocated to the fair value assets and liabilities as of the date of the acquisition as follows:

Fair value consideration given		Fair value assets acquired
Cash	$250,000	Transportation equipment	$1,651,516
Equity instruments (232,170 shares)	775,448	Real property	71,000
Note payable (Note 12)	300,000	Contractual based intangible asset	855,601
		Fair value liabilities assumed
		Deferred taxes	$(561,855)
		Equipment debt	(584,186)
		Income tax payable	(106,628)
Total	$1,325,448	Total	$1,325,448

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

NOTE 2 – CHANGE IN ACCOUNTING PRINCIPLE FOR INVESTMENT IN AMAK

As discussed in Note 10, in 2012 the Company determined that changes in the level of its participation in the management of AMAK now indicated that the Company had significant influence over the financial and operating policies of AMAK.  Accordingly, the Company changed from the cost method of accounting for its investment in AMAK to the equity method of accounting for the investment.  In accordance with ASC 323-10-35-33, the financial statements for the prior periods have been retrospectively restated to account for the investment in AMAK for all periods.

The effects of the retrospective application of the equity method of accounting to 2011 are as follows:

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheet
Investment in AMAK	$30,884	$38,105
Total assets	110,612	117,833
Deferred income tax liability – long term	7,016	9,394
Total liabilities	44,374	46,751
Retained earnings	20,187	25,030
Total Arabian American Development Company stockholders’ equity	65,949	70,793
Total equity	66,238	71,082
Total liabilities and equity	110,612	117,833

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$-	$1,018
Gain from additional equity issued by AMAK	-	8,850
Income before income tax expense	12,557	20,389
Income tax expense	4,127	6,505
Net income	8,430	13,884
Net income attributable to Arabian American Development Company	8,430	13,884
Net income per common share
Basic	$0.35	$0.58
Diluted	$0.35	$0.57

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Comprehensive income	$8,419	$13,872

	December 31, 2011
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$8,430	$13,884
Deferred income taxes	860	3,238
Equity in loss of AMAK	-	1,018
Gain from additional equity issued by AMAK	-	(8,850)

The effects of the retrospective application of the equity method of accounting to 2010 are as follows:

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheet
Investment in AMAK	$30,884	$30,273
Total assets	92,528	91,917
Retained earnings	11,756	11,145
Total Arabian American Development Company stockholders’ equity	56,551	55,940
Total equity	56,840	56,230
Total liabilities and equity	92,528	91,917

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$263	$874
Income before income tax expense	4,388	3,778
Net income	2,686	2,075
Net income attributable to Arabian American Development Company	2,686	2,075
Net income per common share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Comprehensive income	$2,790	$2,180

	December 31, 2010
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$2,686	$2,075
Equity in loss of AMAK	263	874

AMAK’s activities through December 31, 2009, were limited to the construction of facilities to begin the commercial development of the interests.  As a result, AMAK did not have significant income or loss through December 31, 2009, and the change to the equity method of accounting had no effect on the January 1, 2010, beginning balance of retained earnings.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s 2012 consolidated financial statements have been restated for the effect of certain adjustments that were made in the preparation of AMAK’s 2012 financial statements prepared in accordance with U.S. GAAP which the Company received in June 2013.

The Company had originally prepared its 2012 consolidated financial statements and applied the equity method of accounting for its investment in AMAK on the basis of AMAK’s financial statements prepared in accordance with Saudi Arabian GAAP (“SA GAAP”) and audited by a firm licensed in Saudi Arabia but not registered with the PCAOB and an analysis performed at that time to identify differences between SA GAAP and U. S. GAAP. In June 2013 the Company received AMAK’s financial statements prepared in accordance with U.S. GAAP and audited by a firm of independent registered public accountants registered with the PCAOB to be filed by the Company under Rule 3-09 of Regulation S-X. The preparation and audit of those U.S. GAAP financial statements identified additional adjustments related to the timing of revenue recognition and the use of accelerated methods of depreciation and amortization. As a result of those adjustments the Company has had to restate its 2012 consolidated financial statements to adjust the amount recorded under the equity method of accounting for the Company’s share of AMAK’s net income (loss).

The effects of the restatement are as follows:

	December 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheets
Investment in AMAK	$38,971	$37,894
Total Assets	121,453	120,376
Retained Earnings	36,428	35,351
Total Arabian American Development Company Stockholders’ Equity	83,020	81,943
Total Equity	83,309	82,232
Total Liabilities and Equity	121,453	120,376

Consolidated Statements of Income
Equity in earnings (loss) of AMAK	$866	$(211)
Income before income tax expense	17,302	16,225
Net income	11,398	10,321
Net income attributable to Arabian American Development Company	11,398	10,321
Net income per common share:
Basic earnings per share (dollars)	$0.47	$0.43
Diluted earnings per share (dollars)	$0.46	$0.42

Consolidated Statements of Comprehensive Income
Net Income	$11,398	$10,321
Comprehensive Income	11,566	10,489

Consolidated Statement of Stockholders’ Equity
Net Income	$11,398	$10,321
Retained Earnings	36,428	35,351
Total	83,020	81,943
Total Equity	83,309	82,232

Consolidated Statements of Cash Flows
Operating Activities
Net income attributable to Arabian American Development Company	$11,398	$10,321
Equity in (income) loss of AMAK	(866)	211

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Platinum catalyst is included in plant, pipeline and equipment at cost.  Amortization of the catalyst is based upon cost less estimated salvage value of the catalyst using the straight line method over the estimated useful life (see Note 9).

Investment in AMAK – The Company accounts for its investment in AMAK using the equity method of accounting under which it records in income its share of AMAK’s income or loss for each period.  The amount recorded by the Company is also adjusted to reflect the amortization of certain differences between the basis in the Company’s investment in AMAK and the Company’s share of the net assets of AMAK as reflected in AMAKs financial statements (see Note 10).

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

Net Income Per Share - The Company computes basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 18).

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

Share-Based Compensation – The Company recognizes share-based compensation of employee stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 16).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees – The Company may enter into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 “Guarantees” (see Note 15). These arrangements create two types of obligations for the Company:

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

NOTE 5 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

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

Accounts receivable serving as collateral for the Company’s line of credit with a domestic bank was $11.7 million and $16.8 million at December 31, 2012 and 2011, respectively (see Note 12).

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

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Interest Rate Swaps

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We have designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 21).

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

NOTE 7 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2012, and 2011, respectively, consisted of the following:

	2012	2011
	(thousands of dollars)

Trade receivables	$16,012	$23,408
Less allowance for doubtful accounts	(210)	(210)

Trade receivables, net	$15,802	$23,198

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank was $11.7 million and $16.8 million at December 31, 2012, and 2011, respectively (see Note 12).

NOTE 8 – INVENTORIES

Inventories include the following at December 31:

	2012	2011
	(thousands of dollars)

Raw material	$3,591	$3,400
Finished products	6,249	6,056

Total inventory	$9,840	$9,456

Inventory serving as collateral for the Company’s line of credit with a domestic bank was $5.1 million and $4.8 million at December 31, 2012, and 2011, respectively (see Note 12).

At December 31, 2012, and 2011, current cost exceeded the LIFO value by approximately $2.2 million and $2.3 million, respectively.

NOTE 9 – PLANT, PIPELINE AND EQUIPMENT

	December 31,
	2012	2011
	(thousands of dollars)
Platinum catalyst	$1,612	$1,497
Land	1,577	1,422
Plant, pipeline and equipment	64,356	57,215
Construction in progress	937	490
Total plant, pipeline and equipment	68,482	60,624
Less accumulated depreciation	(28,062)	(23,672)
Net plant, pipeline and equipment	$40,420	$36,952

Plant, pipeline and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 12).

Interest capitalized for construction for 2012, 2011 and 2010 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $19,268, $12,736 and $12,736 for 2012, 2011 and 2010, respectively.

NOTE 10 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

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

As discussed in Note 15, in October 2010 the Company guaranteed certain of AMAK’s bank debt.

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

The Company has received and attached to this Form 10-K/A as an attachment the financial statements prepared in accordance with generally accepted accounting principles in the United States as of December 31, 2012, 2011, and 2010, and for the years then ended.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2012	2011	2010
	(Restated – see Note 3)
	(Thousands of Dollars)
Sales	$15,594	$-	$-
Gross Profit	3,825	-	-
General, administrative and other expenses	6,328	2,621	2,130
Net Income (loss)	$(2,503)	$(2,621)	$(2,130)

Financial Position

	December 31,
	2012	2011
	(Thousands of Dollars)
Current assets	$32,827	$26,489
Noncurrent assets	261,620	241,977
Total assets	$294,447	$268,466

Current liabilities	$135,111	$69,352
Long term liabilities	9,260	46,536
Shareholders' equity	150,076	152,578
	$294,447	$268,466

The equity in the income or loss of AMAK reflected on the consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010, is comprised of the following:

	2012	2011	2010
Company’s share of loss reported by AMAK	$885	$1,018	$874
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	(674)	-	-
Equity in loss of AMAK	$211	$1,018	$874

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

NOTE 11 - MINERAL PROPERTIES IN THE UNITED STATES

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

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

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

(B)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by plant, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2012, and 2011, there was a short-term amount of $1.4 million and $1.4 million and a long-term amount of $6.8 million and $8.2 million outstanding, respectively.  The interest rate on the loan varies according to several options.  At December 31, 2012, the variable interest rate under the loan was 2.25%.  However, as discussed in Note 21, effective August 2008 the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate. Principal payments of $350,000 are paid quarterly with interest being paid monthly.

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

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2013	$1,500
2014	1,400
2015	8,889
2016	1,400
2017	1,400
Thereafter	1,150
Total	$15,739

NOTE 13 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:	2012	2011
	(thousands of dollars)
Accrued state taxes	$197	$188
Accrued payroll	1,035	1,130
Accrued officers’ compensation	547	423
Accrued environmental costs (Note 15)	350	350
Accrued federal income taxes	-	315
Other liabilities	558	538
Total	$2,687	$2,944

NOTE 14 – ACCRUED LIABILITIES IN SAUDI ARABIA

After the contribution of the Company’s mining properties to AMAK as discussed in Note 10, the Company closed the branch office in Saudi Arabia, started the legal process of terminating employees located there, and paid termination benefits and other liabilities.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2012	2011
	(thousands of dollars)
Termination benefits	$43	$43
Other liabilities	97	97

Total	$140	$140

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - SHARE-BASED COMPENSATION

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

A summary of unvested 2009 issuances is as follows:

On July 2009 the Company awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $97,000 and $373,000 was recognized during the years ended December 31, 2012, 2011, and 2010, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 15 the Company is currently in litigation with Mr. El Khalidi and in connection therewith, the Company is currently reviewing its legal right to withdraw the options and benefits.  However, as of December 31, 2012, the options vesting upon a cash dividend distribution from AMAK continues to be shown as outstanding.

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

NOTE 17 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)
	(thousands of dollars)
Current federal provision	$4,821	$3,072	$1,022
Current state provision	199	191	6

Deferred federal provision	882	3,237	663
Deferred state provision	2	5	12

Income tax expense	$5,904	$6,505	$1,703

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the year ended December 31, 2012, and 34% for the years ended December 31, 2011, and 2010, is as follows:

	2012	2011	2010
	(Restated – see Note 3)	(Restated – see Note 2)	(Restated – see Note 2)
	(thousands of dollars)
Income taxes at U.S. statutory rate	$5,679	$6,933	$1,285
State taxes, net of federal benefit	132	127	96
Prior year overpayments	--	--	(15)
Permanent and other items	(250)	(567)	10
Increase (decrease) in valuation allowance	343	12	327
Total tax expense	$5,904	$6,505	$1,703

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

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011
	(Restated – see Note 3)	(Restated – see Note 2)
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(8,260)	$(7,655)
Contractual based asset	(124)	(206)
Unrealized loss on swap agreements	-	(136)
Investment in AMAK	(1,712)	(1,736)
Total deferred tax liabilities	$(10,096)	$(9,733)

Deferred tax assets:
Accounts receivable	201	187
Inventory	95	92
Mineral interests	376	365
Unrealized loss on interest rate swap	313	386
Environmental	123	119
Post-retirement benefits	370	356

Stock-based compensation	716	569
Deferred revenue	332	561
Gross deferred tax assets	2,526	2,635
Valuation allowance	(1,470)	(1,127)
Total net deferred tax assets	$1,056	$1,508
Net deferred tax liabilities	$(9,040)	$(8,225)

The current and non-current classifications of the deferred tax balances are as follows:

	2012	2011
		(Restated – see Note 2)
	(thousands of dollars)
Current:
Deferred tax asset	$1,054	$1,169

Non-current:

Deferred tax assets	2,434	1,933
Deferred tax liability	(11,058)	(10,200)
Valuation allowance	(1,470)	(1,127)
Non-current deferred tax liability, net	(10,094)	(9,394)

Total deferred liabilities, net	$(9,040)	$(8,225)

The Company has provided a valuation allowance in 2012 and 2011 against certain deferred tax assets because of uncertainties regarding their realization.  The 2012 increase in the valuation allowance of $343,000 is related to changes in our investment in AMAK.

The Company had no Saudi Arabian income tax liability in 2012, 2011, or 2010.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for various jurisdictions remain open for examination for the years 2009 through 2011.  In late 2010 the IRS opened an examination of the Company’s 2009 tax return which was subsequently closed without change.

NOTE 18 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2012	2011	2010
	(Restated - see Note 3)	(Restated - see Note 2)	(Restated - see Note 2)
	(thousands of dollars)

Net income	$10,321	$13,884	$2,075

Basic earnings per common share:
Weighted average shares outstanding	24,081	23,993	23,769

Per share amount (dollars)	$0.43	$0.58	$0.09
Diluted earnings per common share:
Weighted average shares outstanding	24,745	24,267	23,780

Per share amount (dollars)	$0.42	$0.57	$0.09

Weighted average shares-denominator basic computation	24,081	23,993	23,769
Effect of dilutive stock options	664	274	11
Weighted average shares, as adjusted denominator diluted computation	24,745	24,267	23,780

At December 31, 2012, 2011, and 2010, 1,173,180, 1,347,750 and 1,076,667 potential common stock shares, respectively, were issuable upon the exercise of options.

The earnings per share calculations for the periods ended December 31, 2012, 2011, and 2010, include 300,000 shares of the Company that are held in the treasury of TOCCO.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2012 (in thousands, except per share data):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Restated – see Note 2)			(Restated – see Note 3)

Revenues	$56,795	$61,849	$54,278	$49,936	$222,858
Gross profit	6,718	8,367	8,767	6,906	30,758
Net income	1,995	3,472	3,004	1,850	10,321
Basic EPS	$0.08	$0.14	$0.13	$0.08	$0.43
Diluted EPS	$0.08	$0.14	$0.12	$0.08	$0.42

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Restated – see Note 2)

Revenues	$33,756	$42,738	$61,545	$61,478	$199,517
Gross profit	3,292	3,248	9,216	10,161	25,917
Net income (loss)	3	(95)	10,153	3,823	13,884
Basic EPS	$0.00	$0.00	$0.42	$0.16	$0.58
Diluted EPS	$0.00	$0.00	$0.42	$0.15	$0.57

NOTE 20 – RELATED PARTY TRANSACTIONS

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

NOTE 21 – DERIVATIVE INSTRUMENTS

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

NOTE 22- POST-RETIREMENT OBLIGATIONS

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

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 15, all amounts remain outstanding until a resolution is achieved.

NOTE 23- SUBSEQUENT EVENTS

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
*Restated – See Note 2

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2010	126,500	28,500	-	155,000
December 31, 2011	155,000	55,000	-	210,000
December 31, 2012	210,000	-	-	210,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accountants

December 31, 2012, 2011, and 2010

Page
Report of Independent Registered Public Accountants	1

Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Al Masane Al Kobra Mining Company
Jeddah, Saudi Arabia

We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Al Masane Al Kobra Mining Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mamdouh Al Majed CPAs
Riyadh, Saudi Arabia
June 10, 2013

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets

	December 31,
	2012	2011
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	22,957,022	59,861,703
Accounts receivable	11,305,182	-
Inventories	68,161,791	-
Prepaid and other	20,677,692	39,471,072

Total current assets	123,101,687	99,332,775

Non-current assets:
Deferred finance costs, net	16,683,857	18,784,500
Property and equipment, net	673,457,230	614,834,611
Development costs, net	278,648,247	273,795,898
Deferred mine closure costs	12,284,250	-

Total non-current assets	981,073,584	907,415,009

	1,104,175,271	1,006,747,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bridge credit facility	165,000,000	165,000,000
Current portion due on long-term debt	182,938,000	41,250,000
Pre-export advance payments	58,395,180	-
Accounts payable and accrued liabilities	55,834,843	44,210,022
Advances from shareholders	30,348,765	-
Capital lease obligations, current portion	14,147,850	9,607,380

Total current liabilities	506,664,638	260,067,402

Non-current liabilities:
Provision for mine closure costs	13,067,371	-
Long-term debt, net of current portion	-	141,688,000
Capital lease obligations, net of current portion	20,583,719	32,297,635
End-of-service indemnities	1,075,784	525,863

Total non-current liabilities	34,726,874	174,511,498

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets – (Continued)

	December 31,
	2012	2011
	(Expressed in Saudi Riyals)
Commitments and contingencies (Note 17)
Shareholders’ equity
Share capital	500,000,000	500,000,000
Share premium	90,000,000	90,000,000
Accumulated deficit	(27,216,241)	(17,831,116)

Total shareholders’ equity	562,783,759	572,168,884

	1,104,175,271	1,006,747,784

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Operations

	December 31,
	2012	2011	2010
	(Expressed in Saudi Riyals)
Revenues	58,476,883	-	-

Costs of sales	44,134,961	-	-

Gross Profit	14,341,922	-	-

General and Administrative Expenses	15,497,681	9,667,417	8,002,590

Loss from operations	(1,155,759)	(9,667,417)	(8,002,590)

Other income (expense)
Finance charges	(8,416,422)	(161,109)	-
Other income	187,056	-	-

	(8,229,366)	(161,109)	-

Net loss	(9,385,125)	(9,828,526)	(8,002,590)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Consolidated Statements of Shareholders’ Equity

	(Expressed in Saudi Riyals)
	Share Capital	Share Premium	Accumulated Deficit	Total

DECEMBER 31, 2009	450,000,000	-	-	450,000,000

Net loss	-	-	(8,002,590)	(8,002,590)

DECEMBER 31, 2010	450,000,000	-	(8,002,590	441,997,410

Capital increase and sale of shares to ARMICO	50,000,000	90,000,000	-	140,000,000

Net loss	-	-	(9,828,526)	(9,828,526)

DECEMBER 31, 2011	500,000,000	90,000,000	(17,831,116)	572,168,884

Net loss	-	-	(9,385,125)	(9,385,125)

DECEMBER 31, 2012	500,000,000	90,000,000	(27,216,241)	562,783,759

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2012	2011	2010
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net loss	(9,385,125)	(9,828,526)	(8,002,590)
Adjustments to reconcile net loss to net cash
provided by (used by) operating activities:
Depreciation and amortization	36,175,329	-	-
Accretion of deferred mine closure costs	224,746	-	-
Changes in operating assets and liabilities:
Accounts receivables	(11,305,182)	-	-
Inventories	(68,161,791)	-	-
Prepaid and other	18,793,380	10,169,643	(36,073,913)
Accounts payable and accrued expenses	11,624,821	(38,857,786)	4,880,718
Pre-export advance payment	58,395,180	-	-
Zakat and income tax liability	-	-	(1,965,018)
End-of-service indemnities	549,921	254,365	120,171

Net cash provided by (used in) operating activities	36,911,279	(38,262,304)	(41,040,632)

Cash flows from investing activities
Additions to property, plant and equipment	(88,422,684)	(169,958,231)	(68,377,113)
Additions to development costs	(5,114,343)	(14,409,861)	(1,262,271)
Net cash used in investing activities	(93,537,027)	(184,368,092)	(69,639,384)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows – (Continued)

	December 31,
	2012	2011	2010
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Advances from credit facility and long-term debt	-	166,688,000	140,000,000
Deferred finance charges	(680,000)	(21,468,000)	-
Issuance of share capital and premium	-	140,000,000	-
Payments on capital lease obligations	(9,947,698)	(5,449,407)	-
Net advances (payments with shareholders	30,348,765	(13,316,954)	(13,284,282)

Net cash provided by financing activities	19,721,067	266,453,639	126,715,718

Net change in cash and cash equivalents	(36,904,681)	43,823,243	16,035,702

Cash, beginning of period	59,861,703	16,038,460	2,758

Cash, end of period	22,957,022	59,861,703	16,038,460

See Note 16 for supplemental cash flow information

See accompanying notes to financial statements.

Note 1 – Organization and Business

Al Masane Al Kobra Mining Company is a Saudi Arabian closed joint stock company approved by the Minister of Commerce and Industry Decree Number 247/Q dated 9/10/1428 (October 21, 2007) and registered in Jeddah under Commercial Registration No. 4030175345 on 7/1/1429 (January 16, 2008). Unless the context requires otherwise, references to “we”, “us”, “our”, “AMAK”, and the “Company” are intended to mean Al Masane Al Kobra Mining Company. All amounts are expressed in Saudi Riyals (SR) unless otherwise noted.

During 2009, the authorized capital of the Company was 450,000,000 consisting of 45 million shares of 10 each of which 50% was fully paid in cash. The remaining 50% were paid through the contribution of mining rights and assets from Arabian American Development Company (AADC) subject to AADC’s liability for a loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy (see Note 11). The mining rights in Almasane mine were originally granted by Royal Decree Number M/17 effective 1/12/1413 (May 22, 1993) for a period of thirty years, with a right of renewal for further period of twenty years to AADC. The mining rights granted AADC the right of exploitation in Almasane mine located in Najran, Saudi Arabia, with an area of 44 square kilometers for a surface rental of 10,000 per square kilometer per year, i.e. 440,000 per year.  As  per  the  Ministry  of  Petroleum  and  Mineral  Resources  resolution  dated 13/9/1429   (13/9/2008)   and   the   ministry   subsequent   letter   dated   2/1/1430   (30/12/2008),   the aforementioned rights were transferred to us.

During 2011, the Company increased its authorized share capital by 50,000,000 to 500,000,000 and issued 5,000,000 shares of 10 each at a price of 28 each resulting in a share premium of 90,000,000. The entire 5,000,000 shares were subscribed for cash by Arab Mining Company (ARMICO) headquartered in Amman, Jordan.

Except for AADC and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. The share capital of the company is owned by the shareholders as follows:

	Shares of 10 Each	Ownership Percentage	Paid-Up Capital

Saudi shareholders	26,550,000	53.1	265,500,000
AADC (US Company)	18,450,000	36.9	184,500,000
ARMICO – Pan Arab Organization	5,000,000	10.0	50,000,000

	50,000,000	100.0	500,000,000

Note 1 – Organization and Business – (Continued)

The principal activity of the Company is to produce zinc and copper concentrates and silver and gold doré as per the license Number 993/2 dated 16/7/1428 (July 31, 2007) issued by Saudi Arabian General Investment Authority (SAGIA). We commenced our commercial production on July 1, 2012.

The shareholders held a general assembly on December 9, 2012 to increase the authorized share capital by 5,000,000 shares of nominal value 10 each. See Note 3.

Note 2 - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in compliance with U.S. generally accepted accounting standards. The following is a summary of our significant accounting policies:

Subsequent events
Management of the Company has evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through June 10, 2013, the date on which the financial statements were available to be issued.

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the year ended December 31, 2012, we sold our concentrates pursuant to a sales contract with one customer. No amounts have been written off since inception and at December 31, 2012 and 2011, we determined that an allowance for doubtful accounts was not necessary.

Inventories
The components of inventories include mill stockpiles, materials and mining supplies. The mill stockpiles and materials and mining supplies are stated at the lower of weighted-average cost or

Note 2 - Summary of Significant Accounting Policies - (Continued)

Inventories - continued
market. Costs of mill stockpiles inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, and other necessary costs with the extraction and processing of ore. Corporate general and administrative costs are not included in inventory costs.

Because it is generally impracticable to determine the minerals contained in mill stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to the mill stockpiles is based on surveyed volumes of mined material and daily production records. Expected mineral recovery rates from the mill stockpiles are determined by various metallurgical testing.

Property, plant and equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for replacements and improvements are capitalized. Costs related to periodic maintenance are expensed as incurred. Depreciation of the mining assets is determined using the unit-of-production method based on total estimated proven and probable reserves. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the ore, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 20 years.

Borrowing costs that are directly attributable to the acquisition, construction of production of assets are capitalized as part of the cost of those assets. Assets under construction are capitalized in the construction in progress account. Upon completion, the cost of the related asset is transferred to the appropriate category of property, plant and equipment.

Development costs
Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred in mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, drifts, ramps, permanent excavations, infrastructure and removal of overburden. These costs are deferred net of the proceeds from the sale of any x

Note 2 - Summary of Significant Accounting Policies - (Continued)

Development costs - continued
production during the development period and then amortized over using an estimated unit-of-production method. If a mine is no longer considered economical, the accumulated costs are charged to the statement of operations in the year in which the determination is made.

Asset impairment
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques, such as estimated future cash flows.

In evaluating our mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our mining operations, fair value is determined through the use of discounted estimated future cash flows. Estimates of future cash flows include near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates.

We recorded no impairment losses during the years ended December 31, 2012, 2011, and 2010.

End-of-service indemnities
End-of-service  indemnities are required  by  Saudi  Arabian  Labor  Law and are  provided and accrued  in  the  financial statements based on the respective employees' length of service.

Deferred finance costs
Deferred financing costs comprise the Saudi Industrial Development Fund (SIDF) and other bank loans origination charges which are amortized over the period of the related loans. Deferred financing costs are shown net of accumulated amortization of 5,464,143 and 2,683,500 at December 31, 2012 and 2011, respectively. Amortization expense of deferred finance charges was approximately 2,780,642 and 2,683,500 for the years ended December 31, 2012 and 2011, respectively. There was no amortization during the year ended December 31, 2010.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the riyal was officially pegged to the US Dollar at a fixed exchange rate of 1 U.S. Dollar equals 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2012, 2011, and 2010.

Leasing arrangements
We periodically lease operating equipment, facilities, and office buildings. Rentals payable under operating leases are charged to the statements of operations on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities. Finance charges are charged to the statement of operations.

Payments under operating lease arrangements amounted to 650,000, 106,812, and 195,284 for the years ended December 31, 2012, 2011, and 2010, respectively.

Environmental costs
Environmental costs are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can reasonably be estimated. Ongoing compliance costs are expensed as incurred.

Asset retirement obligations and costs
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period in which the obligation was incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under various laws, statues, or regulations. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Zakat and income tax
The Company is subject to the Regulations of the Directorate of Zakat and Income Tax (DZIT) in the Kingdom of Saudi Arabia. Under these regulations, Zakat is payable at 2.5% on the basis of the portion of our zakat base attributable to our Saudi stockholders, and income taxes of 20% are payable on the portion of our taxable income attributable to our non-Saudi stockholders. Zakat and income tax are provided on an accrual basis. Any difference in the estimate is recorded when the final assessment is approved, at which time the provision is cleared.

We account for deferred income taxes on non-Saudi owners utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by the effective tax rate. When appropriate, we evaluate the need for a valuation allowance based on a more likely than not threshold to reduce deferred tax assets to estimated recoverable amounts.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of income tax expense. We recognized no material adjustment for unrecognized income tax benefits or expense.

Revenue recognition
We sell our products pursuant to sales contracts entered into with a customer which acts as an intermediary and resells our products to end users. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. The passing of title and risk of loss to the customer are based on terms of the sales contract, generally upon shipment or delivery of product.

Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally “provisionally” priced at the time of shipment. The provisional price received at the time of shipment is later adjusted to a “final” price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month.  We record revenues at the time of shipment (when title and risk of lass pass) based on then-current LME prices, and we account for any xxxx

Note 2 - Summary of Significant Accounting Policies - (Continued)

Revenue recognition – continued
changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the “final price”) which is bifurcated and separately accounting for at fair value. See Note 18.

Revenues from concentrate sales are recorded net of treatment and all refining charges. These allowances are a negotiated term of each contract. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or, in certain cases, vary with the price of metals (referred to as price participation).

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; income taxes; environmental obligations; reclamation and closure costs; estimates of recoverable materials in mill stockpiles; fair value of embedded derivatives; end-of-service indemnities; and asset impairment, including estimates used to derive future cash flows associated with those assets.  Actual results could differ from these estimates.

Note 3 – Liquidity and Capital Resources

We have taken steps to increase liquidity and provide additional capital resources. In the 2nd quarter of 2013, we have completed our capital raise which provided 135,000,000. These proceeds were used for working capital and to repay shareholder advances as well as a portion of the short-term debt.

As discussed in Note 12, the SIDF loan has been classified as current due to a technical covenant violation in 2013.  We anticipate when the conditions in the SIDF loan are satisfied we will be able to draw the remaining balance and repay the balance of the bridge credit facility to Banque of Saudi Fransi. We expect to have profitable operations in 2013 and generate cash flows to meet our ongoing operating needs.

Note 4 – Inventories

Inventories consisted of the following:

	December 31,
	2012	2011

Mill stockpiles	56,164,172	-
Explosives	1,303,005	-
Chemicals	10,694,614	-

	68,161,791	-

As discussed in Note 9, we received advances on a pre-export basis which were repaid in the first quarter of 2013 from the proceeds of concentrate sales. As a result, inventories at December 31, 2012 may be viewed as collateralizing these advances.

Note 5 – Prepaid and Other

Prepaid and other consisted of the following:

	December 31,
	2012	2011

Advances to contractors	16,568,245	36,680,823
Prepaid expenses	2,338,674	1,919,741
Other miscellaneous advances and receivables	1,770,773	870,508

	20,677,692	39,471,072

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011

Buildings	180,427,997	15,000,000
Leasehold improvements	1,692,373	-
Heavy equipment	87,522,866	84,802,767
Motor vehicles	19,544,833	19,511,883
Civil works	2,462,600	-
Tailings dam	22,626,394	-
Plant and machinery	262,634,915	-
Mining assets – rehabilitation costs	98,894,826	-
Mining assets – underground development costs	35,426,936	-
Construction in progress	11,356,001	512,078,155

	722,589,741	631,392,805

Less accumulated depreciation, depletion and amortization	(49,132,511)	(16,558,194)

	673,457,230	614,834,611

On 16/11/1428 (November 26, 2007), and while the Company was in the registration process, the Company signed two contracts with Nesma & Partners Contracting Company Limited for (a) underground mine rehabilitation, pre-production activity, and on-going mine development/production and (b)engineering, procurement, construction, commissioning and hand over of the copper and zinc mine and the concentrator surface works and the related infrastructure facilities. The total value of the surface works contract was USD $110,828,000 equivalent to 415,605,000. The hand-over of these facilities was finalized on November 28, 2011, and until July 1, 2012 these facilities were still under commissioning. We also entered in a separate agreement with METFCO to build our warehouse at the port of Jizan. We use a variety of handling facilities that belong to the port.

The expenditures incurred under the above contract, as well as other related expenditures, were capitalized as construction in progress. Once these facilities were completed, the capital work-in-progress was transferred to the appropriate property, plant and equipment. During the year ended December 31, 2012, the amount of 550,869,189 was transferred from the work-in-progress to the appropriate category of property, plant and equipment.

Note 6 – Property and Equipment - (Continued)

The remaining construction in progress includes various civil works (roads, electrical works, warehouses etc.) which are being constructed under a contract with China National Geological and Mining Corporation. These works will be transferred to the appropriate property, plant and equipment once the work is completed.

Property, plant and equipment included assets that were purchased under capital leases having costs of 50,128,674 and 47,354,422 and accumulated depreciation of 9,236,172 and 4,366,644 at December 31, 2012 and 2011, respectively. See Note 8.

During the years ended December 31, 2012 and 2011, borrowing costs of 4,242,397 and 9,160,060 were capitalized on property, plant and equipment, respectively.

Note 7 – Development Costs

Development costs consisted of the following:

	December 31,
	2012	2011

Cost	289,973,237	273,795,898
Accumulated amortization	(11,324,990)	-

	278,648,247	273,795,898

Note 8 – Capital Lease Obligations

We lease certain heavy equipment under capital lease obligations that are set to expire at various dates will through 2015.  The future minimum lease payments under the capital lease obligations are as follows:

	December 31,
	2012	2011

2012	-	13,537,286
2013	18,872,496	18,113,088
2014	18,871,496	18,113,088
2015	4,607,487	4,135,642

	42,351,479	53,899,104
Less: deferred financial charges	7,619,910	11,994,089

Total capital lease obligations	34,731,569	41,905,015
Less: current portion of capital lease obligations	14,147,850	9,607,380

Total long term portion, net current portion	20,583,719	32,297,635

The finance charges charged to the statement of operations were 3,604,593 and 161,109 during the years ended December 31, 2012 and 2011, respectively. There were no finance charges charged to the statement of operations during the year end December 31, 2010.

Note 9 – Pre-export Advance Payment

We received advances on a pre-export basis of approximately 58 million which was repaid in the first quarter of 2013 from the proceeds of concentrate sales. These advances bear interest at 2.5%.

Note 10 – Zakat and Income Tax

The zakat base for the Saudi shareholders was negative in 2012, 2011, and 2010. Therefore, no zakat liability is due. There was no taxable profit attributable to the foreign shareholders for 2012, 2011, and 2010. Therefore, no current income tax is due.

Note 10 – Zakat and Income Tax – (Continued)

The principal elements of the zakat base are as follows:

	2012	2011

Non-current assets	964,505,519	907,415,009
Non-current liabilities	192,914,874	203,386,498
Shareholders’ equity, opening balance	572,168,884	455,314,264
Net income	1,557,068	-

The zakat declarations for the years 2008, 2009, 2010, 2011, and 2012 are currently under review by the DZIT.

The provision for income taxes attributable to our non-Saudi shareholders consisted of the following:

	Years ended December 31,
	2012	2011	2010

Current income tax	-	-	-
Deferred income tax	(1,073,897)	794,762	656,052
Change in valuation allowance	1,073,897	(794,762)	(656,052)

Income tax expense	-	-	-

-  -

Note 10 – Zakat and Income Tax – (Continued)

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011

Deferred tax assets:
Loss carryforward	5,358,275	3,050,298
Other	121,990	46,024

	5,480,265	3,096,322
Deferred tax liabilities:
Property and Equipment	(5,090,942)	(1,633,102)

Gross deferred tax assets	389,323	1,463,220
Valuation allowance	(389,323)	(1,463,220)

Net deferred taxes	-	-

At December 31, 2012, we had tax loss carryforwards totaling approximately 26,800,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance for our gross deferred tax assets at December 31, 2012 and 2011.

Note 11 - Credit Facility

The Company obtained a bridge credit facility from the Banque Saudi Fransi amounting to 165,000,000. The facility is secured by an order note of 165,000,000 and personal and joint guarantees from the shareholders of the Company. The facility bears interest at the Saudi Arabia Interbank Rate (SIBOR) plus 2.5% (approximately 3.5% at December 31, 2012). The facility agreement includes certain covenants which provide, amongst other items, that the acknowledged assignment of the loan proceeds from Saudi Industrial Development Fund (SIDF) should be secured prior to any drawdown of the financing. As of December 31, 2012 and 2011, the outstanding balance of 165,000,000 was due on demand and was shown as a current liability.

Note 12 - Long-term Debt

Long-term debts are summarized as follows:

	December 31,
	2012	2011

Ministry of Finance and National Economy (A)	41,250,000	41,250,000
SIDF(B)	141,688,000	141,688,000

	182,938,000	182,938,000
Less current portion	182,938,000	41,250,000

Total long-term debt, less current portion	-	141,688,000

(A) The Company recorded the long-term loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy based on the shareholders’ resolution dated August 5, 2009 under which the Company assumed certain mining assets and related liabilities of AADC (see Note 1). The loan is overdue and is shown as current.

(B) During 2010, the Company entered into a loan agreement with the SIDF for an amount of 330,000,000. The loan agreement contains certain financial covenants and is repayable as follows:

Years Ending December 31,

2013	-
2014	20,000,000
2015	30,000,000
2016	40,000,000
2017	50,000,000
Thereafter	190,000,000

330,000,000

Note 12 - Long-term Debt – (Continued)

The balance owed at December 31, 2012 was 141,688,000 with the remaining 188,312,000 available when certain conditions are satisfied. The Company expects the amount available to be used to repay the other long-term debt and credit facility arrangements. At December 31, 2012 the Company was not in technical compliance with the current ratio covenant calculation. While the Company received a waiver for the year ended December 31, 2012, no additional waivers have been requested or received for any subsequent events of non-compliance. The outstanding balance owed to SIDF is shown as a current liability at December 31, 2012.

The total finance charges relating to this loan amounting to 21,468,000 were fully deducted upfront from the first disbursement of the loan. These finance charges are being amortized over the life of the debt.

Note 13 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2012	2011

January 1	525,863	271,498
Provision for the year	756,022	254,365
Paid during the year	(206,101)	-
December 31	1,075,784	525,863

Note 14 – Asset Retirement Obligations

During 2012, we recorded an ARO for deferred mine closure costs of 12,842,625. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization during 2012 was 558,375. There was no amortization during the years ended December 31, 2011 and 2010.

Note 14 – Asset Retirement Obligations – (Continued)

Deferred mine closure costs consisted of the following:

	December 31,
	2012	2011

Cost	12,842,625	-
Accumulated amortization	(558,375)	-

	12,284,250	-

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2012	2011	2010

Balance at beginning of year	-	-	-
Liabilities incurred	12,842,625	-	-
Accretion expense	224,746	-	-

	13,067,371	-	-

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 15 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2012	2011	2010

Wages, salaries and related costs	6,736,482	4,736,508	4,547,029
Depreciation	979,674	-	-
Mine closure and environmental	783,121	-	-
Office expenses	2,361,445	1,503,215	308,743
Travel and accommodation	2,706,627	1,640,785	900,932
Professional fees	337,393	1,590,026	2,212,523
Bank and finance charges	31,030	196,883	33,363
Other	1,561,909	-	-

	15,497,681	9,667,417	8,002,590

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information and noncash investing and financing activities are as follows:

Supplemental Information:	Years Ended December 31,
	2012	2011	2010

Cash paid for interest	6,315,779	21,629,109	33,363

Cash paid for zakat and income tax	-	-	848,889

Non-cash investing and financing activity:

Depreciation and amortization capitalized to development costs prior to commencing commercial production	11,062,996	10,135,617	4,547,577

Equipment acquired through capital leases	2,774,252	47,354,422	-

Deferred mine closure costs	12,842,625	-	-

Note 17 - Commitments and Contingencies

Lease commitment
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. A summary of this commitment is as follows:

Years Ending December 31,

2013	440,000
2014	440,000
2015	440,000
2016	440,000
2017	440,000
Thereafter	3,080,000

5,280,000

Note 18 – Embedded Derivatives

As described in Note 2 under “Revenue Recognition,” our concentrate sales contracts provide for provisional pricing based on the LME price at the time of shipment as specified in the contract.  Sales contracts with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts.

A summary of our embedded derivatives at December 31, 2012, follows:

		Average Price Per Unit
	Open Positions	Contract	Market (in SR)
Embedded derivatives :
Copper (thousands of pounds)	1,790	13.54	13.54
Zinc (thousands of pounds)	8,607	3.47	3.47

For the year ended December 31, 2012, there were no significant gains or losses on the embedded derivatives.

Note 19 - Fair Value Measurement

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2
Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2012. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.