Form 10-Q/A
period 2013-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-06-26
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Arabian American Development Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) in order to record its share of earnings of Al Masane Al Kobra Mining Co. (“AMAK”), a Saudi Arabian closed joint stock company in which the Company has an investment accounted for by the equity method.

The unaudited consolidated statements of income for the three months ended March 31, 2013, have been restated to properly reflect the Company’s equity in earnings of AMAK for that three month period, the unaudited consolidated balance sheets as of March 31, 2013, have been restated to reflect the effect of correcting the error on the balance of the investment in AMAK, and the unaudited consolidated statements of stockholders’ equity and cash flows and the notes to the unaudited consolidated financial statements have been restated to make the associated changes required by the adjustments described above.

In addition, changes necessitated by the restatement of the Company’s March 31, 2013, unaudited consolidated financial statements have been made in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012, which includes consolidated financial statements as of and for the year ended December 31, 2012, which have been restated to adjust the amount recorded by the Company for its share of the losses of AMAK for the year ended December 31, 2012.  That restatement was required as a result of corrections to the December 31, 2012, financial statements of AMAK made during the preparation of AMAK’s financial statements in accordance with U.S. GAAP and their audit by a firm of independent registered public accountants registered with the Public Company Accounting Oversight Board.  The amounts as of December 31, 2012, set forth in this amended Quarterly Report on Form 10-Q/A reflect the effects of that restatement.

Except as set forth above, no changes have been made from the originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and except as set forth above this Amendment No. 1 speaks as of the date of the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-Q.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2013 (Restated – see Note 3) (unaudited)	DECEMBER 31, 2012
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$3,651	$9,508
Trade receivables, net	20,008	15,802
Advance to AMAK	2,162	2,162
Inventories	12,298	9,840
Prepaid expenses and other assets	1,561	1,561
Contractual based intangible assets, net	250	250
Taxes receivable	7	1,182
Deferred income taxes	1,164	1,054
Total current assets	41,101	41,359

Plant, pipeline and equipment, net	40,688	40,420

Investment in AMAK	48,358	37,894
Mineral properties in the United States	588	588
Contractual based intangible asset, net of current portion	42	104
Other assets	11	11

TOTAL ASSETS	$130,788	$120,376
LIABILITIES
Current Liabilities
Accounts payable	$6,450	$6,306
Accrued interest	103	96
Current portion of derivative instruments	287	301
Accrued liabilities	2,131	2,699
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	271	269
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	828	880
Total current liabilities	11,710	12,191

Long-term debt, net of current portion	19,889	14,239
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	520	592
Other liabilities, net of current portion	660	379
Deferred income taxes	10,020	10,094
Total liabilities	43,448	38,144

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million shares in 2013 and 2012	2,381	2,381
Additional paid-in capital	45,058	44,791
Accumulated other comprehensive loss	(525)	(580)
Retained earnings	40,137	35,351
Total Arabian American Development Company Stockholders’ Equity	87,051	81,943
Noncontrolling Interest	289	289
Total equity	87,340	82,232

TOTAL LIABILITIES AND EQUITY	$130,788	$120,376

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Restated – see Notes 2 and 3)
REVENUES	(thousands of dollars)

Petrochemical Product Sales	$51,620	$55,829
Processing Fees	1,125	966
	52,745	56,795

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $825 and $724, respectively)	46,066	50,077

GROSS PROFIT	6,679	6,718

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,505	2,987
Depreciation	129	124
	3,634	3,111

OPERATING INCOME	3,045	3,607

OTHER INCOME (EXPENSE)
Interest Income	1	--
Interest Expense	(117)	(165)
Losses on Cash Flow Hedge Reclassified from OCI	(78)	(94)
Equity in earnings (loss) of AMAK	2,964	(213)
Miscellaneous Income (Expense)	(18)	(73)
	2,752	(545)

INCOME BEFORE INCOME TAXES	5,797	3,062

INCOME TAXES	1,011	1,067

NET INCOME	4,786	1,995

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$4,786	$1,995

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.20	$0.08

Basic Weighted Average Number of Common Shares Outstanding	24,105	24,043

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.19	$0.08

Diluted Weighted Average Number of Common Shares Outstanding	24,658	24,977

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Restated – see Notes 2 and 3)
	(thousands of dollars)

NET INCOME	$4,786	$1,995

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized holding gains arising during period	133	165
Less: reclassification adjustment included in net income	78	94

OTHER COMPREHENSIVE GAIN, NET OF TAX	55	71

COMPREHENSIVE INCOME	$4,841	$2,066

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232

Stock options
Issued to Directors	-	-	118	-	-	118	-	118
Issued to Employees	-	-	119	-	-	119	-	119
Warrants	-	-	30	-	-	30	-	30
Unrealized Gain on Interest Rate Swap (net of income tax expense of $30)	-	-	-	55	-	55	-	55
Net Income (restated – see Note 3)	-	-	-	-	4,786	4,786	-	4,786

MARCH 31, 2013	23,805	$2,381	$45,058	$(525)	$40,137	$87,051	$289	$87,340

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Restated – see Notes 2 and 3)
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$4,786	$1,995
Adjustments to Reconcile Net Income of Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	954	848
Amortization of Contractual Based Intangible Asset	63	63
Accretion of Notes Receivable Discounts	(1)	(1)
Unrealized Gain on Derivative Instruments	-	(604)
Share-based Compensation	267	217
Deferred Income Taxes	(214)	178
Postretirement Obligation	2	3
Equity in (earnings) loss income of AMAK	(2,964)	213
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(4,206)	131
(Increase ) Decrease in Notes Receivable	10	(87)
Decrease in Income Tax Receivable	1,176	-
Increase in Inventories	(2,457)	(1,072)
Increase in Prepaid Expenses	(11)	(115)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(427)	899
Increase in Accrued Interest	7	-
Increase in Other Liabilities	500	353

Net Cash Provided by (Used in) Operating Activities	(2,515)	3,021

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,492)	(1,812)
Addition to Investment in AMAK	(7,500)	(5)

Cash Used in Investing Activities	(8,992)	(1,817)

FINANCING ACTIVITIES
Issuance of Common Stock	-	105
Additions to Long-Term Debt	6,000	-
Repayment of Long-Term Debt	(350)	(2,350)

Net Cash Provided by (Used in) Financing Activities	5,650	(2,245)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,857)	(1,041)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,508	6,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,651	$5,633

Supplemental disclosure of cash flow information:
Cash payments for interest	$184	$255
Cash payments for taxes, net of refunds	$--	$550
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$270	$286
Unrealized gain on interest rate swap, net of tax expense	$55	$71

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012.  That Annual Report on Form 10-K/A includes consolidated financial statements as of and for the year ended December 31, 2012, which have been restated to adjust the amount recorded by the Company for its share of the losses of Al Masane Al Kobra Mining Company (“AMAK”) for the year ended December 31, 2012.  That restatement was required as the result of corrections to the December 31, 2012, financial statements of AMAK made during the preparation of AMAK’s financial statements in accordance with GAAP and their audit by a firm of independent registered public accountants registered with the Public Company Accounting Oversight Board.  The December 31, 2012, amounts set forth in these unaudited consolidated financial statements reflect the effects of that restatement.

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual condensed financial statements and in management’s opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

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

The Company currently owns a 37% interest in AMAK, a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  However as discussed in Note 15, upon completion of the AMAK capital raise that is in process, our ownership percentage in AMAK will be approximately 35.25%.  We account for our investment under the equity method of accounting.   See Notes 2, 3 and 15.

2. CHANGE IN ACCOUNTING PRINCIPLE FOR INVESTMENT IN AMAK

In 2012 the Company determined that changes in the level of its participation in the management of AMAK indicated that the Company had significant influence over the financial and operating policies of AMAK.  Accordingly, the Company changed from the cost method of accounting for its investment in AMAK to the equity method of accounting for the investment.  In accordance with FASB ASC 323-10-35-33 Investments – Equity Method and Joint Ventures, the consolidated financial statements for the prior periods have been retrospectively restated to account for the investment in AMAK for all periods.

The effects of the retrospective application of the equity method of accounting to the first quarter of 2012 are as follows:

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$-	$213
Income before income tax expense	3,275	3,062
Net income	2,208	1,995
Net income attributable to Arabian American Development Company	2,208	1,995
Net income per common share
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Comprehensive Income
Net income	$2,208	$1,995
Comprehensive income	2,279	2,066

	March 31, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$2,208	$1,995
Equity in loss of AMAK	-	213

3. RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2013, have been restated to properly reflect the Company’s equity in the earnings of AMAK for that three month period.  In the originally issued unaudited financial statements as of and for the three months ended March 31, 2013, the Company did not record its share of the earnings of AMAK as the result of the Company’s plan to apply the equity method of accounting using AMAK’s results of operations for the three month period preceding the period being reported by the Company (the “in arrears method”) due to the time necessary to obtain financial information from AMAK. However, the Company subsequently determined that the use of the in arrears method would represent a change in the method of applying the equity method of accounting from its 2012 use of AMAK’s operating results for the period corresponding to period being reported by the Company. Accordingly, the Company has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2013, to base its accounting for its investment in AMAK on AMAK’s operating results for the same three month period.

The effects of the restatement are as follows:
	March 31, 2013
	(unaudited)
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheets
Investment in AMAK	$46,769	$48,358
Total Assets	129,199	130,788
Retained Earnings	38,548	40,137
Total Arabian American Development Company Stockholders’ Equity	85,462	87,051
Total Equity	85,751	87,340
Total Liabilities and Equity	129,199	130,788

Consolidated Statements of Income
Equity in earnings (loss) of AMAK	$298	$2,964
Total other income (expense)	86	2,752
Income before income taxes	3,131	5,797
Net income	2,120	4,786
Net income attributable to Arabian American Development Company	2,120	4,786

Basic earnings per common share (dollars)	$0.09	$0.20
Diluted earnings per common share (dollars)	$0.09	$0.19

Consolidated Statements of Comprehensive Income
Net Income	$2,120	$4,786
Comprehensive Income	2,175	4,841

Consolidated Statement of Stockholders’ Equity
Net Income	$2,120	$4,786
Retained Earnings	38,548	40,137
Total	85,462	87,051
Total Equity	85,751	87,340

Consolidated Statements of Cash Flows
Operating Activities
Net income	$2,120	$4,786
Equity in (earnings) loss of AMAK	(298)	(2,964)

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. TRADE RECEIVABLES

Trade receivables, net, at March 31, 2013, and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Trade receivables	$20,218	$16,012
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$20,008	$15,802

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $15.6 million and $11.7 million at March 31, 2013, and December 31, 2012, respectively (see Note 9).

6. INVENTORIES

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

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $6.6 million and $5.1 million at March 31, 2013, and December 31, 2012, respectively (see Note 9).

Inventory included products in transit valued at approximately $3.2 million and $2.9 million at March 31, 2013, and December 31, 2012, respectively.

7. PLANT, PIPELINE AND EQUIPMENT

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

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 9).

Construction in progress during the first three months of 2013 included installation of tankage, reworking existing towers and treaters, and upgrading and expanding the rail loading facility.

Amortization relating to the platinum catalyst which is included in cost of sales was $9,558 and $3,184 for the three months ended March 31, 2013, and 2012, respectively.

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2013, and 2012, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2013 (restated)			March 31, 2012 (restated)
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$4,786	24,105	$0.20	$1,995	24,043	$0.08

Dilutive stock options outstanding		553			934

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$4,786	24,658	$0.19	$1,995	24,977	$0.08

At March 31, 2013, and 2012, 446,009 and 285,415 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended March 31, 2013, and 2012, include 300,000 shares of the Company that are held in the treasury of TOCCO.

9. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2013, there was a short-term amount of $1.4 million and a long-term amount of $6.4 million outstanding. At December 31, 2012, there was a short-term amount of $1.4 million and a long-term amount of $6.8 million outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2013, and December 31, 2012, the rate was 2.25%.  However, as discussed in Note 11, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

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

10. FAIR VALUE MEASUREMENTS

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2013, and December 31, 2012, no natural gas options were outstanding.  For additional information see Note 11 below.

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

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. See discussion of our derivative instruments in Note 11.

11. DERIVATIVE INSTRUMENTS

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

The realized and unrealized gains and losses are recorded in Cost of Sales and Processing for the periods ended March 31, 2013, and 2012.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 0.1% for the three months ended March 31, 2013, and 2012, respectively.

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

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2013, predicted to be reclassified into earnings within the next 12 months is approximately $287,000. See further discussion of the fair value of the derivative instruments in Note 10.

12. STOCK-BASED COMPENSATION

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

Post-retirement compensation of approximately $24,000 was recognized during the three months ended March 31, 2013, and 2012, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 17.

See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, for additional information.

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

13. INCOME TAXES

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

14. POST-RETIREMENT OBLIGATIONS

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

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 17, all amounts which have not met termination dates remain recorded until a resolution is achieved.

15. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

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

As of March 31, 2013, and December 31, 2012, the Company had a non-controlling equity interest of approximately $48.4 million and $37.9 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2013.

As discussed in Note 3 to these financial statements, the Company received AMAK’s financial statements for the quarter ended March 31, 2013, and converted them to U. S. GAAP in June 2013.  The financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2013	2012	2011
	(Restated)
	(Thousands of Dollars)
Sales	$31,162	$-	$-
Gross Profit	9,906	-	-
General, administrative and other expenses	2,786	577	254
Net Income (loss)	$7,120	$(577)	$(254)

Financial Position

	March 31,	December 31,
	2013	2012
	(Thousands of Dollars)
Current assets	$42,493	$32,827
Noncurrent assets	261,429	261,620
Total assets	$303,922	$294,447

Current liabilities	$138,539	$135,111
Long term liabilities	8,187	9,260
Shareholders' equity	157,196	150,076
	$303,922	$294,447

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the quarters ended March 31, 2013, and 2012, is comprised of the following:

	2013	2012
	(Restated)
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$2,627	$(213)
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	337	-
Equity in income (loss) of AMAK	$2,964	$(213)

During the year ended December 31, 2012, we advanced approximately $2.0 million to AMAK for interim funding on a short term basis. The amount remained outstanding at March 31, 2013; however, the balance was repaid in the second quarter of 2013.

See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, for additional information.

16. RELATED PARTY TRANSACTIONS

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

17. COMMITMENTS AND CONTINGENCIES

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

As discussed in Note 3 of the notes to the accompanying unaudited consolidated financial statements, the Company has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2013, to correct its accounting for its investment in AMAK and properly reflect the Company’s equity in the earnings of AMAK for that three month period.  In the originally issued unaudited financial statements as of and for the three months ended March 31, 2013, the Company did not record its share of the earnings of AMAK as the result of the Company’s plan to apply the equity method of accounting using AMAK’s results of operations for the three month period preceding the period being reported by the Company (the “in arrears method”) due to the time necessary to obtain financial information from AMAK. However, the Company subsequently determined that the use of the in arrears method would represent a change in the method of applying the equity method of accounting from its 2012 use of AMAK’s operating results for the period corresponding to period being reported by the Company. Accordingly, the Company has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2013, to base its accounting for its investment in AMAK on AMAK’s operating results for the same three month period.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012. That Annual Report on Form 10-K/A includes consolidated financial statements as of and for the year ended December 31, 2012, which have been restated to adjust the amount recorded by the Company for its share of the losses of AMAK for the year ended December 31, 2012. That restatement was required as the result of corrections to the December 31, 2012, financial statements of AMAK made during the preparation of AMAK’s financial statements in accordance with U.S. GAAP and their audit by a firm of independent registered public accountants registered with the Public Company Accounting Oversight Board. The December 31, 2012, amounts set forth in these unaudited consolidated financial statements reflect the effects of that restatement.

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

Operating Activities

Cash used by operating activities totaled $2.5 million for the first three months of 2013, $5.5 million higher than 2012.    For the first three months of 2013 net income increased by approximately $2.8 million as compared to the corresponding period of 2012. Major non-cash items affecting income included a slight increase in depreciation of $0.1 million, a decrease in the unrealized gain on financial contracts of approximately $0.6 million, a decrease in deferred income taxes of approximately $0.4 million, and an increase in the equity in earnings of AMAK of approximately $2.8 million.

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

Investing Activities

Cash used by investing activities during the first three months of 2013 was approximately $9.0 million, representing an increase of approximately $7.2 million over the corresponding period of 2012. During the first three months of 2013 we purchased an additional $7.5 million of stock in AMAK as discussed in Note 15.  We also purchased equipment for debottlenecking our Penhex Unit, expansion of our sales loading rack facility, and various other improvements.  During the first three months of 2012 purchases were made for transport trucks, land surrounding the facility and various facility improvements.

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

Equity in Earnings (Losses) of AMAK

As discussed in Note 1 of the notes to the unaudited consolidated financial statements, the Company accounts for its investment in AMAK using the equity method of accounting. AMAK’s mining operations became fully operational during the second half of 2012. AMAK’s results of operations for the three months ended March 31, 2013, and the Company’s share of those earnings recorded under the equity method of accounting includes revenues from the shipment of ore which AMAK initially prematurely recognized in revenue in 2012 and subsequently restated its 2012 financial statements to recognize those revenues in the first quarter of 2013 when the risk of loss of the shipment passed to the buyer.

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

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 17 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 4 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Recent and New Accounting Standards

See Note 4 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 11 on pages 11 through 12 of this Form 10-Q.

Interest Rate Risk

Refer to Note 11 on pages 11 through 12 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 17 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Exhibit Number	Description
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

DATE:  June 26, 2013   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer