Form 10-Q
period 2013-06-30
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-08-07
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 5, 2013: 24,114,633.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2013 (unaudited)	DECEMBER 31, 2012
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$4,726	$9,508
Trade receivables, net	21,081	15,802
Advance to AMAK	443	2,162
Inventories	12,316	9,840
Prepaid expenses and other assets	2,089	1,561
Contractual based intangible assets, net	230	250
Taxes receivable	-	1,182
Deferred income taxes	1,025	1,054
Total current assets	41,910	41,359

Plant, pipeline and equipment, net	41,099	40,420

Investment in AMAK	53,091	37,894
Mineral properties in the United States	588	588
Contractual based intangible asset, net of current portion	-	104
Other assets	11	11

TOTAL ASSETS	$136,699	$120,376
LIABILITIES
Current Liabilities
Accounts payable	$5,959	$6,306
Accrued interest	98	96
Current portion of derivative instruments	272	301
Accrued liabilities	3,296	2,699
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	273	269
Current portion of long-term debt	1,500	1,500
Current portion of other liabilities	828	880
Total current liabilities	12,366	12,191

Long-term debt, net of current portion	17,539	14,239
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	424	592
Other liabilities, net of current portion	391	379
Deferred income taxes	11,283	10,094
Total liabilities	42,652	38,144

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.8 million shares in 2013 and 2012	2,382	2,381
Additional paid-in capital	45,383	44,791
Accumulated other comprehensive loss	(453)	(580)
Retained earnings	46,446	35,351
Total Arabian American Development Company Stockholders’ Equity	93,758	81,943
Noncontrolling Interest	289	289
Total equity	94,047	82,232

TOTAL LIABILITIES AND EQUITY	$136,699	$120,376

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
		(restated)		(restated)
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$54,762	$60,671	$106,382	$116,499
Processing Fees	1,213	1,178	2,338	2,144
	55,975	61,849	108,720	118,643

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $838, $749, $1,663, and $1,473, respectively)	47,408	53,482	93,474	103,558

GROSS PROFIT	8,567	8,367	15,246	15,085

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	3,452	2,646	6,957	5,633
Depreciation	131	125	260	249
	3,583	2,771	7,217	5,882

OPERATING INCOME	4,984	5,596	8,029	9,203

OTHER INCOME (EXPENSE)
Interest Income	--	--	1	--
Interest Expense	(123)	(150)	(238)	(315)
Losses on Cash Flow Hedge Reclassified from OCI	(80)	(92)	(158)	(185)
Equity in earnings (loss) of AMAK	4,732	(302)	7,696	(515)
Miscellaneous Expense	(69)	(2)	(89)	(77)
	4,460	(546)	7,212	(1,092)

INCOME BEFORE INCOME TAXES	9,444	5,050	15,241	8,111

INCOME TAXES	3,135	1,578	4,146	2,644

NET INCOME	6,309	3,472	11,095	5,467

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$6,309	$3,472	$11,095	$5,467

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.26	$0.14	$0.46	$0.23

Basic Weighted Average Number of Common Shares Outstanding	24,110	24,084	24,108	24,064

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.26	$0.14	$0.45	$0.22

Diluted Weighted Average Number of Common Shares Outstanding	24,652	24,761	24,655	24,762

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
		(restated)		(restated)
	(thousands of dollars)

NET INCOME	$6,309	$3,472	$11,095	$5,467

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized holding gains arising during period	152	93	285	259
Less: reclassification adjustment for losses included in net income	80	92	158	185

OTHER COMPREHENSIVE GAIN, NET OF TAX	72	1	127	74

COMPREHENSIVE INCOME	$6,381	$3,473	$11,222	$5,541

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232

Stock options
Issued to Directors	-	-	238	-	-	238	-	238
Issued to Employees	-	-	240	-	-	240	-	240
Warrants	-	-	71	-	-	71	-	71
Common stock
Issued to Directors	2	-	6	-	-	6	-	6
Issued to Employees	8	1	37	-	-	38	-	38
Unrealized Gain on Interest Rate Swap (net of income tax expense of $69)	-	-	-	127	-	127	-	127
Net Income	-	-	-	-	11,095	11,095	-	11,095

JUNE 30, 2013	23,815	$2,382	$45,383	$(453)	$46,446	$93,758	$289	$94,047

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012
		(restated)
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income Attributable to Arabian American Development Company	$11,095	$5,467
Adjustments to Reconcile Net Income Attributable to Arabian American Development Company
To Net Cash Provided by Operating Activities:
Depreciation	1,923	1,722
Amortization of Contractual Based Intangible Asset	125	125
Accretion of Notes Receivable Discounts	(1)	(1)
Unrealized Loss on Derivative Instruments	-	2,206
Stock-based Compensation	548	12
Deferred Income Taxes	1,148	(1,165)
Postretirement Obligation	5	5
Equity in (earnings) losses of AMAK	(3,700)	515
Gain from additional equity issuance by AMAK	(3,997)	-
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(5,279)	(2,184)
(Increase ) Decrease in Notes Receivable	20	(76)
Decrease in Income Tax Receivable	1,182	--
(Increase) Decrease in Inventories	(2,476)	689
Increase in Prepaid Derivative Settlement	-	(1,500)
Increase in Prepaid Expenses	(547)	(507)
Increase in Accounts Payable and Accrued Liabilities	249	540
Increase (Decrease) in Accrued Interest	2	(4)
Increase in Other Liabilities	500	353

Net Cash Provided by Operating Activities	797	6,197

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(3,142)	(3,269)
Addition to Investment in AMAK	(7,500)	-
Advance to AMAK, net	1,719	(1,523)

Net Cash Used in Investing Activities	(8,923)	(4,792)

FINANCING ACTIVITIES
Issuance of Common Stock	44	146
Additions to Long-Term Debt	6,000	2,000
Repayment of Long-Term Debt	(2,700)	(4,700)

Net Cash Provided by (Used in) Financing Activities	3,344	(2,554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,782)	(1,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,508	6,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,726	$5,525

Supplemental disclosure of cash flow information:
Cash payments for interest	$388	$498
Cash payments for taxes	$1,390	$2,550
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$540	$574
Unrealized gain on interest rate swap, net of tax expense	$127	$74

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

Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of results for the year ending December 31, 2013.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company owns a 35% interest in AMAK, a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Notes 2 and 14.

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

The effects of the retrospective application of the equity method of accounting to the three and six months ended June 30, 2012, are as follows:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	As Reported	As Restated	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Income
Equity in loss of AMAK	$-	$(302)	$-	$(515)
Income before income tax expense	5,352	5,050	8,626	8,111
Net income	3,774	3,472	5,982	5,467
Net income attributable to Arabian American Development Company	3,774	3,472	5,982	5,467
Net income per common share
Basic	$0.16	$0.14	$0.25	$0.23
Diluted	$0.15	$0.14	$0.24	$0.22

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	As Reported	As Restated	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Comprehensive Income
Net income	$3,774	$3,472	$5,982	$5,467
Comprehensive income	3,775	3,473	6,056	5,541

	June 30, 2012
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Cash Flows
Operating activities
Net income attributable to Arabian American Development Company	$5,982	$5,467
Equity in loss of AMAK	-	515

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

4. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2013	December 31, 2012
	(thousands of dollars)
Trade receivables	$21,291	$16,012
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$21,081	$15,802

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $17.2 million and $11.7 million at June 30, 2013, and December 31, 2012, respectively (see Note 8).

5. INVENTORIES

Inventories include the following:

	June 30, 2013	December 31, 2012
	(thousands of dollars)
Raw material	$3,740	$3,591
Petrochemical products	8,576	6,249
Total inventory	$12,316	$9,840

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2013, and December 31, 2012, current cost exceeded LIFO value by approximately $1.4 million and $2.2 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.6 million and $5.1 million at June 30, 2013, and December 31, 2012, respectively (see Note 8).

Inventory included products in transit valued at approximately $4.6 million and $2.9 million at June 30, 2013, and December 31, 2012, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	65,809	64,356
Construction in progress	2,622	937
Total plant, pipeline and equipment	71,620	68,482
Less accumulated depreciation and amortization	(30,521)	(28,062)
Net plant, pipeline and equipment	$41,099	$40,420

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 8).

Construction in progress during the first six months of 2013 included modifications to a tolling unit, expansion of our sales loading rack, and reworking existing treaters.

Amortization relating to the platinum catalyst which is included in cost of sales was $3,184, $3,184, $6,368 and $6,368              for the three and six months ended June 30, 2013, and 2012, respectively.

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three and six months ended June 30, 2013, and 2012, respectively.

				Three Months Ended
	Three Months Ended June 30, 2013			June 30, 2012 (restated)
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$6,309	24,110	$0.26	$3,472	24,084	$0.14

Dilutive stock options outstanding		542			677

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$6,309	24,652	$0.26	$3,472	24,761	$0.14

				Six Months Ended
	Six Months Ended June 30, 2013			June 30, 2012 (restated)
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$11,095	24,108	$0.46	$5,467	24,064	$0.23

Dilutive stock options outstanding		547			698

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$11,095	24,655	$0.45	$5,467	24,762	$0.22

At June 30, 2013, and 2012, 449,189 and 1,093,180 potential common stock shares were issuable upon the exercise of options.

The earnings per share calculations for the periods ended June 30, 2013, and 2012, include 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2013, there was a short-term amount of $1.4 million and a long-term amount of $6.1 million outstanding. At December 31, 2012, there was a short-term amount of $1.4 million and a long-term amount of $6.8 million outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2013, and December 31, 2012, the rate was 2.25%.  However, as discussed in Note 10, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At June 30, 2013, and December 31, 2012, there was a long-term amount outstanding of $11.5 million and $7.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2013, and December 31, 2012, the rate was 2.25%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At June 30, 2013, approximately $6.5 million was available to be drawn, and the Company was in compliance with all covenants.

On November 30, 2010, as part of the consideration paid for the acquisition of Silsbee Trading and Transportation Company (“STTC”), a note payable was issued to Nicholas Carter, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At June 30, 2013, and December 31, 2012, there was a short-term amount of $100,000 outstanding.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at June 30, 2013, 6 years of the 7 year agreement have elapsed.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2013, and December 31, 2012:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$696	-	$696	-

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest Rate Swap	$893	-	$893	-

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  The Company used observable inputs that would qualify as Level 1 inputs to make its assessment of the approximate fair value of its cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2013, and December 31, 2012, no commodity financial instruments were outstanding.  For additional information see Note 10 below.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2013, and 2012, represented approximately 79.7% and 82.9% of our operating expenses, respectively.

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

The financial contracts currently in place are not designated as hedges.  As of June 30, 2013, South Hampton had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Unrealized loss	$-	$(2,815)	$-	$(2,283)
Realized gain	-	213	-	504
Net gain (loss)	$-	$(2,602)	$-	$(1,779)

	June 30, 2013	December 31, 2012

Fair value of financial contracts – asset (liability)	$-	$-

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended June 30, 2013, and 2012.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 4.9% for the three months and 0% and 1.7% for the six months ended June 30, 2013, and 2012, respectively.

With the drop in natural gasoline prices during the second quarter of 2012, margin calls were made on our outstanding financial contracts in the amount of $1.5 million.  These payments were reflected in prepaid derivative settlements at June 30, 2012.

 Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $4.75 million at June 30, 2013.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  The Company entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	June 30,
	2013	2012
Other Comprehensive Loss
Cumulative loss	$(696)	$(1,021)
Deferred tax benefit	243	347
Net cumulative loss	$(453)	$(674)

Interest expense reclassified from other comprehensive loss	$80	$94

	June 30, 2013	December 31, 2012

Fair value of interest rate swap - liability	$696	$893

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of June 30, 2013, predicted to be reclassified into earnings within the next 12 months is approximately $272,000. See further discussion of the fair value of the derivative instruments in Note 9.

11. STOCK-BASED COMPENSATION

Stock Options – On May 29, 2013, the Company awarded 10 year options to Executive Vice President, Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during the three and six months ending June 30, 2013, in connection with this award was approximately $2,400. The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	85%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.326%

A summary of the status of the Company’s stock option awards is presented below:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2013	1,173,180	$4.04
Granted	90,000	7.71
Exercised	(9,320)	4.71
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2013	1,253,860	$4.30	7.2
Exercisable at June 30, 2013	428,356	$3.55	6.4

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $94,000 and $63,000 during the three months and $189,000 and $126,000 during the six months ended June 30, 2013, and 2012, respectively, were recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $119,000 and $122,000 during the three months and $238,000 and $252,000 during the six months ended June 30, 2013, and 2012, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2015.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $49,000 was recognized during the six months ended June 30, 2013, and 2012, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 16.

Post-retirement compensation of approximately $413,000 was reversed during the second quarter of 2012 due to the performance condition associated with 200,000 shares in options awarded Mr. El Khalidi not being met as required by the terms of the award by June 30, 2012.

See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, for additional information.

On February 1, 2013, the Company issued a warrant for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”) at a strike price of $10.00 per share.  The term of the warrant is 5 years with 50% vesting in equal increments of 1/12th each calendar month throughout the first year.  The remaining 50% will vest in equal increments of

1/36th each calendar month over years 2 through 4 contingent upon continuous investor relations service under the consulting agreement with Genesis.  Investor relations expense recognized in connection with this warrant was approximately $42,000 and $71,000 for the three and six months ended June 30, 2013.

12. INCOME TAXES

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2009 through 2011 remain open for examination in various tax jurisdictions in which we operate.  As of June 30, 2013, and December 31, 2012, we recognized no material adjustments in connection with uncertain tax positions.  The income tax rate differs from the statutory rates primarily due to Texas revised franchise tax, reversal of a valuation allowance, the domestic manufacturers’ deduction, and various permanent items.

13. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $891,000 based upon an annuity single premium value contract plus accrued interest was outstanding at June 30, 2013, and was included in post-retirement benefits.  As of June 30, 2013, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at June 30, 2013, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the outstanding litigation discussed in Note 16, all amounts which have not met termination dates remain recorded until a resolution is achieved.

14. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

In December 2012 the Board of Directors of AMAK authorized the issuance of additional shares of AMAK in an amount equal to ten percent of the then outstanding shares to raise funds for working capital requirements and retirement of construction debt.  In January 2013 we entered into an agreement with AMAK to purchase an additional 937,500 shares of AMAK at 30 Saudi Riyals (USD $8.00) per share, for a total of USD $7.5 million.  Due to the continued improvement in the operations of AMAK and a desire to prevent a substantial dilution of its investment, we elected to purchase these additional shares.  As a result of this purchase and upon completion of the raise on May 27, 2013, our ownership percentage in AMAK became approximately 35%.  All existing AMAK shareholders had the opportunity to buy into the issue and all shares were placed within that group.  As a result of the equity raise in 2013, the Company’s share of the net assets of AMAK increased approximately $4.0 million which the Company recognized as a gain (with a corresponding increase in its investment) in accordance with ASC 323-10-40-1.

As of June 30, 2013, and December 31, 2012, the Company had a non-controlling equity interest of approximately $53.1 million and $37.9 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2013.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Sales	$15,333	$-	$46,495	$-
Gross Profit	8,128	-	18,034	-
General, administrative and other expenses	7,029	819	9,815	1,396
Net Income (loss)	$1,099	$(819)	$8,219	$(1,396)

Financial Position

	June 30,	December 31,
	2013	2012
	(Thousands of Dollars)
Current assets	$42,834	$32,827
Noncurrent assets	263,599	261,620
Total assets	$306,433	$294,447

Current liabilities	$100,779	$135,111
Long term liabilities	7,359	9,260
Shareholders' equity	198,295	150,076
	$306,433	$294,447

AMAK was not in technical compliance with the current ratio covenant calculation on its loan from the Saudi Industrial Development Fund (“SIDF”) at June 30, 2013.  While AMAK received a waiver for the year ended December 31, 2012, no additional waivers have been requested or received for any subsequent events of non-compliance.  Therefore, the outstanding balance owed to SIDF is shown as a current liability as of June 30, 2013, and December 31, 2012.  During the second quarter of 2013 AMAK  used a portion of their capital raise to repay a portion of their outstanding debt obligations.  We anticipate that AMAK will satisfy their ongoing operating needs through profitable operations, renegotiation of payment terms, and additional financing from SIDF.

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three and six months ended June 30, 2013, and 2012, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(restated)		(restated)
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$399	$(302)	$3,026	$(515)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	-	674	-
Gain from additional equity issuance by AMAK	3,996	-	3,996	-
Equity in income (loss) of AMAK	$4,732	$(302)	$7,696	$(515)

During the year ended December 31, 2012, we advanced approximately $2.0 million to AMAK for interim funding on a short term basis. The amount was repaid in May 2013.  A balance of approximately $400,000 remained outstanding at June 30, 2013, due to AMAK expenses being paid by the Company with reimbursement to follow.

See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, for additional information.

15. RELATED PARTY TRANSACTIONS

Legal fees of approximately $67,000 and $37,000 were incurred during the three months and $94,000 and $108,000 during the six months ended June 30, 2013, and 2012, respectively, from the law firm of Germer LLC of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $34,000 during both three month periods and $69,000 during both six month periods ended June 30, 2013, and 2012, respectively for serving as the Company’s Saudi branch representative.

Consulting fees of approximately $35,000 were incurred during the three and six months ended June 30, 2013, from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

16. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at June 30, 2013, and 2012, is $66,570 related to this guaranty.

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

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  The Company believes that the claims are unsubstantiated and continues to vigorously defend the case.

In September 2010 Mr. El Khalidi threatened suit against the Company in the U.S. alleging breach of contract under the above agreements and other claims.  In late 2010 the Company filed suit against Mr. El Khalidi in the United States District Court in the Eastern District of Texas, Beaumont Division, seeking a declaratory judgment that all monies allegedly owed to Mr. El Khalidi are terminated (the “Federal Court Case”).  On March 21, 2011, Mr. El Khalidi filed suit against the Company in the 14th Judicial District Court of Dallas County, Texas for breach of contract and defamation (the “State Court Case”).  On July 1, 2011, the Company and Mr. El Khalidi entered into an agreement to dismiss the Federal Court Case and transfer venue for the State Court Case from Dallas County, Texas to Hardin County, Texas.  Pursuant to this agreement, the Federal Court Case was dismissed on July 13, 2011, and the State Court Case was transferred to the 88th Judicial Court of Hardin County, Texas on July 15, 2011. On July 24, 2013, the 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution.

Liabilities of approximately $1.3 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

On April 14, 2011, and April 27, 2011, South Hampton received notice of 3 lawsuits filed in the 58th, 172nd and 136th Judicial District Courts of Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  On April 10, 2013, South Hampton entered into agreements with counsel for plaintiffs to settle the 3 lawsuits for an amount not significant to the financial statements.

No accruals have been recorded for these last four claims.

Environmental Remediation -

In 2008 the Company learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013, the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  PEVM and the BLM are awaiting test results to determine whether additional cleanup is required.   The Company agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.    An accrual for $350,000 was recorded by PEVM in 2010 and $288,000 remained outstanding at June 30, 2013.

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

Review of Second Quarter and Year-to-Date 2013 Results

We reported second quarter 2013 earnings of $6.3 million up $2.8 million from the second quarter of 2012. Basic earnings per share of $0.26 were reported for 2013, up $0.12 from 2012.  Second quarter 2013 earnings include a gain from the additional equity issuance by AMAK of approximately $4.0 million whereas there was no gain in 2012.  Sales volume of our petrochemical products decreased slightly by 8.6%, and sales revenue from our petrochemical products decreased 9.7% as compared to the second quarter of 2012.  However, our cost of sales decreased by 11.4% allowing us to generate acceptable margins.

We reported year-to-date 2013 earnings of approximately $11.1 million up $5.6 million from the first half of 2012.  Basic earnings per share of $0.46 were reported for 2013, up $0.23 from 2012.  As reported above, there was a gain from the additional equity issuance by AMAK of approximately $4.0 million in 2013.  Sales volume of our petrochemical products decreased by 8.0% from the first half of 2012 while sales revenue from petrochemical products decreased 8.7%.  Cost of sales decreased by 9.7% which as mentioned above allowed us to generate acceptable margins.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Days sales outstanding in accounts receivable	35.1	25.9	38.9
Days sales outstanding in inventory	20.5	16.1	13.4
Days sales outstanding in accounts payable	9.9	10.3	8.0
Days of working capital	45.7	31.7	44.4

Our days sales outstanding in inventory and our days sales outstanding in accounts receivable both increased as of the end of the second quarter of 2013 due to an increase in deferred sales.  Deferred sales increased by approximately $2.4 million over the second quarter of 2012.  Deferred sales are not recognized until the customer accepts delivery of the product and title has transferred.  The majority of these sales are to foreign customers with longer payment terms due to increased shipping times.

Sources and Uses of Cash

Cash and cash equivalents decreased $4.8 million during the six months ended June 30, 2013, as compared to a decrease of $1.1 million for the six months ended June 30, 2012.

The change in cash and cash equivalents is summarized as follows:

	2013	2012
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$797	$6,197
Investing activities	(8,923)	(4,792)
Financing activities	3,344	(2,554)
Decrease in cash and equivalents	$(4,782)	$(1,149)
Cash and cash equivalents	$4,726	$5,525

Operating Activities

Cash provided by operating activities totaled $0.8 million for the first half of 2013 which was $5.4 million lower than 2012.    For the first half of 2013 net income increased by approximately $5.6 million as compared to the corresponding period of 2012. Major non-cash items affecting income included an increase in the gain from additional equity issuance by AMAK of $4.0 million, an increase in the equity in earnings from AMAK of $4.2 million, a decrease in the unrealized loss on financial contracts of approximately $2.2 million, and an increase in deferred income taxes of approximately $2.3 million.

Significant factors leading to a decrease in cash provided by operating activities included:

•
Trade receivables increased approximately $5.3 million (due to a 13.5% increase of volume sold compared to the fourth quarter of 2012 and an increase in foreign sales with longer payment terms) as compared to an increase of approximately $2.2 million in 2012 (due to additional foreign sales with longer payment terms), and

•
Inventory increased approximately $2.5 million (due to an increase in the amount of deferred sales at the end of the second quarter and an intentional build in preparation for hurricane season) as compared to a decrease of approximately $0.7 million (due to a 6.1% decrease in volume and a 14.8% decrease in cost per gallon) in 2012.

These uses of cash were partially offset by the following increase in cash provided by operations:

•	Income tax receivable decreased approximately $1.2 million (due to the receivable being used for the 2013 estimated tax payment) as compared to no change in 2012.

Investing Activities

Cash used by investing activities during the first half of 2013 was approximately $8.9 million, representing an increase of approximately $4.1 million over the corresponding period of 2012. During the first half of 2013 we purchased an additional $7.5 million of stock in AMAK as discussed in Note 14, and expended $3.1 million for equipment for debottlenecking South Hampton’s Penhex Unit, expansion of the sales loading rack facility, and various other improvements.  These uses of cash were partially offset by the return of approximately $2.0 million from AMAK which was previously advanced.  During the first half of 2012 we advanced $1.5 million to AMAK, purchased transport trucks, land surrounding the facility and made various facility improvements.

Financing Activities

Cash provided by financing activities during the first half of 2013 was approximately $3.3 million versus cash used of $2.6 million during the corresponding period of 2012.  During 2013 the Company drew $6.0 million on its line of credit for working capital purposes and to fund the capital contribution to AMAK.  The Company also made principal payments of $0.7 million on its term debt and $2.0 million on its line of credit.  During the first half of 2012 the Company drew $2.0 million on its line of credit and made principal payments of $4.0 million on its line of credit and $0.7 million on its term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

	2013	2012	Change	%Change
	(in thousands)
Petrochemical Product Sales	$54,762	$60,671	$(5,909)	(9.7%)
Processing	1,213	1,178	35	3.0%
Gross Revenue	$55,975	$61,849	$(5,874)	(9.5%)

Volume of Sales (gallons)
Petrochemical Products	15,711	17,192	(1,481)	(8.6%)

Cost of Sales	$47,408	$53,482	$(6,074)	(11.4%)
Total Operating Expense**	11,499	9,900	1,599	16.2%
Natural Gas Expense**	1,535	825	710	86.1%
Operating Labor Costs**	2,627	2,571	56	2.2%
Transportation Cost**	4,916	4,139	777	18.8%
General & Administrative Expense	3,452	2,646	806	30.5%
Depreciation*	969	874	95	10.9%

Equity in Earnings (Losses) of AMAK	4,732	(302)	5,034	1666.9%
Capital Expenditures	1,650	1,576	74	4.7%
*Includes $838 and $749 for 2013 and 2012, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the second quarter of 2013 from 2012 by approximately 9.5% due to a decrease in volume of 8.6%.

Petrochemical Product Sales

Petrochemical product sales decreased by 9.7% during the second quarter of 2013 from 2012 due to a decrease in volume of 8.6% as noted above and a slight decrease in the average selling price of 1.2%. The composition of our feedstock has changed allowing us to produce additional prime products without producing as much lower margin byproduct.  In addition, we realized a significant decrease in volume sold to one of our customers because a small, regional supplier returned to the market and another customer due to a change in their product mix.  Deferred sales volume increased 59.1% during the second quarter of 2013 from 2012 which delayed recognition until the subsequent quarter.

Processing

Processing revenues increased slightly by 3.0% during the second quarter of 2013 from 2012 indicating steady business from our tolling services.  We are in the process of renewing our tolling contracts and have been able to obtain rate increases on a majority of them.

Cost of Sales

Cost of Sales decreased 11.4% during the second quarter of 2013 from 2012 due to lower volumes processed.  Volume processed decreased 6.6% due to decreased demand and a change in feedstock composition.  In addition, average feedstock price per gallon decreased 7.3% during 2013 from 2012.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.

Total Operating Expense

Total Operating Expense increased 16.2% during the second quarter of 2013 from 2012.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 86.1% during the second quarter of 2013 as compared to the second quarter of 2012 primarily due to an increase in the average per unit cost.  The average price per MMBTU for the second quarter of 2013 was $4.32 whereas, for the second quarter of 2012 the per-unit cost was $2.49.  In addition, volume consumed increased to approximately 345,000 MMBTU from about 326,000 MMBTU during the same period.

Labor costs were slightly higher by approximately 2.2% during the second quarter of 2013 as compared to the second quarter of 2012 because South Hampton hired temporary personnel to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 18.8% during the second quarter of 2013 as compared to the second quarter of 2012 due to the increase in the number of foreign shipments.  We experienced an 80.9% increase in the number of isocontainer shipments in the second quarter of 2013 as compared to the second quarter of 2012.   These costs are recovered through South Hampton’s selling price.

General and Administrative Expense

General and Administrative costs for the second quarter of 2013 from 2012 increased by 30.5% due to increases in insurance premiums (health and property increased), property taxes (due to an increased basis), consulting fees (due to use of additional contractors), accounting and auditing fees (additional work due to the change to the equity method of accounting for AMAK, additional costs for the AMAK audit,  and amendments to our periodic filings with the SEC), and an increase in post-retirement benefits (reversal of expired options in 2012).

Depreciation

Depreciation increased 10.9% during the second quarter of 2013 from 2012 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK

As discussed in Note 1 of the notes to the unaudited consolidated financial statements, the Company accounts for its investment in AMAK using the equity method of accounting. AMAK’s mining operations became fully operational during the second half of 2012. AMAK’s results of operations for the three months ended June 30, 2013, and the Company’s share of those earnings recorded under the equity method of accounting includes a gain from the additional equity issuance by AMAK of $4.0 million and equity in earnings of AMAK of $0.7 million.  For the three months ended June 30, 2012, the Company’s share of AMAK’s losses was $0.3 million.

Capital Expenditures

Capital Expenditures increased slightly by 4.7% during the second quarter of 2013 from 2012 primarily due to improvements in the petrochemical facility including debottlenecking the Penhex Unit, expanding the sales loading rack and various other expenditures.

Comparison of Six Months Ended June 30, 2013 and 2012

	2013	2012	Change	%Change
	(in thousands)
Petrochemical Product Sales	$106,382	$116,499	$(10,117)	(8.7%)
Processing	2,338	2,144	194	9.0%
Gross Revenue	$108,720	$118,643	$(9,923)	(8.4%)

Volume of sales (thousand gallons)
Petrochemical products	30,432	33,419	(2,987)	(8.9%)

Cost of Sales	$93,474	$103,558	$(10,084)	(9.7%)
Total Operating Expense**	21,732	19,170	2,562	13.4%
Natural Gas Expense**	2,777	1,795	982	54.7%
Operating Labor Costs**	5,138	5,060	78	1.5%
Transportation Costs**	8,957	7,656	1,301	17.0%
General & Administrative Expense	6,957	5,633	1,324	23.5%
Depreciation*	1,923	1,722	201	11.7%

Equity in Earnings (Losses) of AMAK	7,696	(515)	8,211	1594.4%
Capital Expenditures	3,142	3,269	(127)	(3.9%)
*Includes $1,663 and $1,473 for 2013 and 2012, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased 8.4% during the first half of 2013 from 2012 primarily due to a decrease in total sales volume of 8.9%.

Petrochemical Product Sales

Petrochemical product sales decreased 8.7% during the first half of 2013 from the first half of 2012 due to a decrease in total sales volume of 8.9% as noted above.  As stated under the quarterly discussion, our volume decreased due to a change in our feedstock composition, a significant reduction in sales volume to two customers and an increase in deferred sales volume.

Processing

Processing revenues increased during the first half of 2013 from 2012 by 9.0% due to an increase in tolling fees charged under new contracts.

Cost of Sales

Cost of Sales decreased 9.7% during the first half of 2013 from 2012 due to a decrease in volume processed of 5.6% and a decrease of 5.7% in the average cost per gallon.  Also, during 2012 unrealized hedging losses of $2.2 million were offset by a reduction in the LIFO allowance of $1.7 million for a net increase in Cost of Sales of $0.5 million.

Total Operating Expense

Total Operating Expense increased 13.4% during the first half of 2013 from 2012.  Natural gas, labor and transportation are the largest individual expenses in this category. The cost of natural gas purchased increased 54.7% during the first half of 2013 from 2012 due to higher per-unit costs and 6.2 % higher volumes.  The average price per MMBTU for the first half of 2013 was $3.94; whereas, for the first half of 2012 the per-unit cost was $2.69.  Volume purchased increased to approximately 697,000 MMBTU during the six months ended June 30, 2013, from about 656,000 MMBTU during the six months ended June 30, 2012.

Labor costs were slightly higher by approximately 1.5% during the first half of 2013 from 2012 because the Company added a number of temporary personnel to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 17.0% during the first half of 2013 from 2012 due to the increase in foreign shipments.  We experienced a 134.4% increase in the number of isocontainer shipments in the first half of 2013 as compared to the first half of 2012.   These costs are recovered through South Hampton’s selling price.  Higher transportation costs accounted for 50.8% of the increase in operating expense during the first six months of 2013.

General and Administrative Expense

General and Administrative costs increased 23.5% during the first half of 2013 from 2012 due to increases in insurance premiums (health and property increased), property taxes (due to an increased basis), consulting fees (due to additional contractors being used), accounting and auditing fees (additional work due to the change to the equity method of accounting for AMAK, additional costs for the AMAK audit,  and amendments to periodic filings with the SEC), and an increase in post-retirement benefits (reversal of expired options in 2012).

Depreciation

Depreciation increased 11.7% during the first half of 2013 from 2012 due to an increase in the amount of depreciable assets.

Equity in Earnings (Losses) of AMAK

As discussed above, the Company accounts for its investment in AMAK using the equity method of accounting.  AMAK’s results of operations for the six months ended June 30, 2013, and the Company’s share of those earnings recorded under the equity method of accounting includes revenues from the shipment of ore which AMAK initially prematurely recognized in revenue in 2012 and subsequently restated its 2012 financial statements to recognize those revenues in the first quarter of 2013 when the risk of loss of the shipment passed to the buyer.  The Company’s share of earnings recorded under the equity method of accounting for the six months ended June 30, 2013, includes a gain from the additional equity issuance by AMAK of $4.0 million and equity in earnings of AMAK of $3.7 million.  For the six months ended June 30, 2012, the Company’s share of AMAK’s losses was $0.5 million.

Capital Expenditures

Capital Expenditures decreased slightly by 3.9% during the first half of 2013 from 2012 primarily due to the purchases mentioned above.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,986	$1,652	$3,024	$1,108	$202
Long-Term Debt Obligations	19,039	1,500	14,289	2,800	450
Total	$25,025	$3,152	$17,313	$3,908	$652

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:  August 7, 2013   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer