Form 10-K/A
period 2012-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2013-08-30
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

Arabian American Development Company (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) in order to include information relating to Part III Item 10. Directors and Executive Officers of the Registrant which was inadvertently excluded from the original filing and subsequent Amendment No. 1 and consequently update the consents provided by the independent registered public accounting firms.

Except as set forth above, no changes have been made from the originally filed Annual Report on Form 10-K and subsequent Amendment No. 1, and except as set forth above this Amendment No. 2 speaks as of the date of the original filing of the Company’s Annual Report on Form 10-K and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-K.

TABLE OF CONTENTS

Item Number and Description
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth the name and age of each director of the Company as of December 31, 2012, the date of his election as a director and all other positions and offices with the Company held by him.
Name; Current Positions Held	Age	Director since	Term expires at Annual meeting in
Nicholas N. Carter President, Chief Executive Officer of the Company since July 2009, President of the Petrochemical Company since 1987, Member of AMAK and PEVM Boards	65	2004	2014
John R. Townsend Chairman of the Audit Committee; Member of Compensation and Nominating/Governance Committees	58	2011	2015
Ghazi Sultan Member of AMAK Board	76	1993	2013
Allen P. McKee Chairman of Compensation Committee; Member of Audit and Nominating/Governance Committees and AMAK Board	71	2009	2015
Joseph P. Palm Chairman of Nominating/Governance Committee; Member of Audit and Compensation Committees	68	2011	2014
Gary K. Adams Member of Audit, Compensation and Nominating/Governance Committees	62	2012	2013

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

Mr. John R. Townsend, a U.S. citizen, has a Bachelor of Science in Chemical Engineering from Louisiana Tech University with over 30 years’ experience in the petrochemical industry garnered through his employment with Mobil Chemical Company which subsequently became ExxonMobil Chemical Company.  During his tenure he held the positions of Technical Service Engineer, Technical Department Section Supervisor, Planning Associate, Operations Manager, Plant Manager and Site Manager.  We believe that with his vast experience and knowledge of the industry, Mr. Townsend provides a critical resource and skill set to our board of directors.

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

Mr. Joseph P. Palm, a U.S. citizen, has a Masters of Business Administration Degree from Xavier University with over 40 years of experience in the chemical industry.  From 1967-1995 Mr. Palm served Rohm and Haas Company in varying positions including Market Manager, Business Development Manager, Product Safety Manager, and Market Development Analyst.  From 1997-2010 he served INEOS Oligomers as Business Development Manager and Marketing Manager.  We believe that his knowledge and experience provide valuable resources to our board of directors.

Mr. Gary K. Adams, a U.S. citizen, holds a BS in Industrial Management from the University of Arkansas and has over 35 years of experience in the petrochemical and plastics industries including 20+ years with Chemical Market Associates Inc. (CMAI).  He began at CMAI as the director of the Monomers Market Advisory Service and progressed to President from 1997 until its acquisition by IHS in 2011.  He is currently the Chief Advisor – Chemicals for IHS.

The following sets forth the name and age of each executive officer of the Company as of December 31, 2012, the date of his appointment and all other positions and offices with the Company held by him.

Name	Positions	Age	Appointed
Nicholas N. Carter	President, Chief Executive Officer and Director/President - TOCCO	65	2009/1987
Simon Upfill-Brown	Executive Vice President	59	2012
Mark Williamson	Vice President of Marketing - TOCCO	57	1996
Connie Cook	Chief Financial Officer, Secretary, Treasurer and Secretary, Treasurer - TOCCO	49	2011/2008/2004
Ronald Franklin	Vice President of Manufacturing – TOCCO	54	2010

Each executive officer of the Company serves for a term extending until his successor is elected and qualified.

Please refer to the director discussion above for Mr. Carter’s business experience.

Mr. Simon Upfill-Brown, a U.S. citizen, received undergraduate degrees in chemistry and mathematical statistics from Stellenbosch University, South Africa and an MBA from Stanford Graduate School of Business.  He has over 20 years’ senior level experience in international management of coatings, chemicals and renewable resources.  From 1993 he was President and CEO of Haltermann Inc. Haltermann was a subsidiary of Ascot plc until its acquisition by The Dow Chemical Company in June 2001. He was General Manager of Dow Haltermann from 2001 until 2008.  Mr. Upfill-Brown was also CEO of his own consulting firm, as well as CEO of a venture-backed algae-to-fuels company spun out of MIT in 2001, and a technology start-up focused on converting organic waste to hydrocarbon fuels. He began his career in the paint and protective coatings industry. Mr. Upfill-Brown joined the Company in 2012 as Executive Vice President.

Mr. Mark Williamson, a U.S. Citizen, has been Vice President of Marketing for TOCCO since 1995.  Mr. Williamson is a graduate of Sam Houston State University with a BBA in Marketing.  Mr. Williamson has been with TOCCO since 1987 and has over 30 years within the petrochemical industry.  Before TOCCO, Mr. Williamson spent 5 years with Ashland Chemicals as Sales and Marketing Representative and Branch Manager.

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

Mr. Ronald Franklin, a U.S. citizen, received his BS Degree in Electrical Engineering from Lamar University in 1982 and his Masters of Engineering Management from Lamar University in 1994.  He has over 30 years of petrochemical process experience at Texaco Chemical Company, Huntsman Corporation and Flint Hills Resources.  The highest positions reached were Director of Operations for Surfactants and Director of Operations for PO/MTBE.  He also worked as a process industry consultant specializing in merger and acquisition due diligence prior to joining South Hampton in November 2009 as Manager of Business Development.  He was subsequently promoted to Vice President of Manufacturing in August 2010.

There are no family relationships among our directors and executive officers.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K/A and is available on our website.

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

Exhibit Number	Description
23.1	- Consents of Independent Registered Public Accounting Firms

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
                                                      ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: August 30, 2013             By: /s/ Nicholas Carter
                                                      Nicholas Carter
                                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on August 30, 2013.

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