Form 10-K
period 2013-12-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2014-03-14
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
ARABIAN AMERICAN DEVELOPMENT COMPANY

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2013, of the registrant’s voting securities held by non-affiliates was approximately $139 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 12, 2014:  24,164,700.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about May 14, 2014.

Item Number and Description

PART I

Item 1.   Business.

General

Arabian American Development Company (the “Company”) was incorporated in the State of Delaware in 1967. The Company’s principal business activity is the manufacturing of various specialty petrochemical products.  The Company also owns a 35% interest in Al Masane Al Kobra Mining Company, a Saudi Arabian closed joint stock mining company (“AMAK”) which is in commercial production of copper and zinc concentrate and a 55% interest in Pioche Ely Valley Mines, Inc. (“PEVM”), a Nevada mining corporation which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.  There have been no significant changes during 2013 in the method of conducting our business.

The Company operates in one business segment; the manufacturing of various specialty petrochemical products.

United States

Our domestic activities are primarily conducted through a wholly owned subsidiary, Texas Oil and Chemical Co. II, Inc. (the “Petrochemical Company”), which owns all of the capital stock of South Hampton Resources, Inc. (“South Hampton”).  South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity petrochemical solvents and other petroleum based products including isopentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil in the Canadian tar sands, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”) which owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.

United States Specialty Petrochemical Operations

South Hampton’s specialty petrochemical facility is approximately 30 miles north of Beaumont and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit and (viii) a P-Xylene Unit. All of these units are currently in operation.

The Penhex Unit has the capacity to process approximately 6,700 barrels per day of fresh feed with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day.  The P-Xylene Unit has a capacity of approximately 20,000 pounds per year.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  We produce eight distinct product streams and market several combinations of blends as needed in various customer applications.  We do not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel.  The Penhex Unit had a utilization rate during 2013 of approximately 70% based upon 6,700 barrels per day and a utilization rate during 2012 of approximately 72% based upon 6,000 barrels per day. This compares to a rate of 64% for 2011.  During 2013 unit capacity was determined to be 6,700 barrels per day and therefore, the change in basis was initiated.  The Penhex Unit capacity was essentially doubled in 2008 and is now configured in two independent process units.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.  We are in the planning stages for construction of a new unit, known as “D-train” to increase Penhex Unit capacity by approximately 4,000 barrels per day.  D-train is tentatively scheduled to begin operation in mid to late 2015.

The Reformer and Aromax® Units are operated as needed to support the Penhex and Cyclo-pentane Units.  Consequently, utilization rates of these units are driven by production from the Penhex Unit.  Operating utilization rates are affected by product demand, raw material composition, mechanical integrity, and unforeseen natural occurrences, such as weather events.  The nature of the petrochemical process demands periodic shut-downs for de-coking and other mechanical repairs.

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, Hydrocarbon Processing Demonstration Unit and P-Xylene Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, we process the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from our storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 BPD. Together they realized a utilization rate of 42% for 2013, 37% for 2012 and 59% for 2011.  The reduced utilization rate for 2012 is a reflection of raw material issues experienced by one of the tolling customers.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

In support of the petrochemical operation, we own approximately 93 storage tanks with total capacity approaching 233,000 barrels, and 230 acres of land at the plant site, 59 acres of which are developed.  We also own a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 56 acres of which 13 acres are developed.

We obtain our feedstock requirements from a sole supplier.  A contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on a secured basis for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007, and annually thereafter with thirty days written notice of termination by either party.  In December 2006 the agreement was modified so that all purchases are on open account under normal credit terms and amounts owed are classified as current.  The supplier built a tank to receive feedstock from a major pipeline system and provides storage for our use.  The arrangement is viewed as a means of solidifying a dependable, long term supply of feedstock for us.  Storage fees for this arrangement were offset by the cancellation of tank rental fees in place with another party.  The tank was completed in July 2007 and began full operation in October 2007.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at South Hampton is operational. We have various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

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

We sell our products to predominantly Fortune 500 companies for use in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industries.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We also have an internet presence.  We have adopted a strategy of moving our larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  As a result, with this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. We believe that the use of formula pricing helps reduce volatility and increase predictability of product margins.  However, we continue to investigate alternative product pricing methods.  During 2013 and 2012, sales to two customers exceeded 10% of our revenues.  Specifically, in 2013 sales to ExxonMobil represented 16.2% of consolidated revenues and sales to Flint Hills Resources represented 16.5%.  During 2012 sales to ExxonMobil represented 13.2% of consolidated revenues and sales to Flint Hills Resources represented 12.1%.  In both cases these sales represented multiple products at multiple facilities.  We believe that we should be able to place volumes lost to one particular customer with another customer without significantly impacting our operation.  In fact, beginning in 2014, volumes to Flint Hills Resources have been greatly reduced; however, we were able to place those volumes with another customer without a material impact on business.

United States Mineral Interests

Our only mineral interest in the United States is our 55% ownership interest in an inactive corporation, PEVM.  PEVM’s properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres.  All of the claims are located in Lincoln County, NV.   The recent real estate devaluation nation-wide caused the Company to re-evaluate the holdings and a write down of approximately $496,000 was recorded at the end of 2008.  No additional impairment was recorded in 2013, 2012, or 2011.

In late 2008 PEVM commenced dialogue with the Bureau of Land Management (“BLM”) to determine how best to remedy a potential contamination claim on neighboring property.  PEVM retained an environmental consultant to assist with the resolution of this matter and as of December 31, 2013, we had expended approximately $150,000 to cover actual remediation costs as PEVM had no other source of funds to manage the situation   The remediation work was completed in 2013 with the exception of tidying up some haul ramps and brush piles on BLM land and covering the tailings repository with clean soil. This is expected to be completed in the spring of 2014.  While we did not believe we had any liability for the contamination, it is not our culture to leave a situation such as this to the local community or adjacent landowners.  We have liens on several of the patented claims to secure the funds which were advanced over time.

At this time, neither we nor PEVM have plans to develop the mining assets near Pioche, NV.  Periodically proposals are received from outside parties who are interested in developing or using certain assets. We do not anticipate making any significant domestic mining capital expenditures.

Environmental

General. Our operations are subject to stringent and complex federal, state, local and foreign laws and regulations relating to release of hazardous substances or wastes into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities. Included in our construction and operation costs are capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases, or spills are associated with our possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations of more rigorous enforcement of existing laws and regulations.

Hazardous Substance and Waste. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state laws, except as expressly provided herein.

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

Air Emissions. Our current and future operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. We will likely be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air-emission related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. We believe such requirements will not have a material adverse effect on our financial condition or operating results, and the requirements are not expected to be more burdensome to us than any similarly situated company.

Climate Change. In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (including carbon dioxide and methane), may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation to reduce such emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. In addition, EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act. Furthermore, in September 2009 the EPA finalized regulations that require monitoring and reporting of greenhouse gas emissions on an annual basis including extensive greenhouse gas monitoring and reporting requirements beginning in 2010. Although the greenhouse gas reporting rule does not control greenhouse gas emission levels from any facilities, it will still cause us to incur monitoring and reporting costs for emissions that are subject to the rule. Some of our facilities include source categories that are subject to the greenhouse gas reporting requirements included in the final rule. In December 2009 the EPA also issued findings that greenhouse gases in the atmosphere endanger public health and welfare and emissions from mobile sources cause or contribute to greenhouse gases in the atmosphere. The endangerment findings will not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulations relating to control or reporting of greenhouse gas emissions are also in various stages of discussions or implementation in about one-third of the states. Lawsuits have been filed seeking to force the federal government to regulate greenhouse gases emissions under the Clean Air Act and to require individual companies to reduce greenhouse gas emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect the demand for the products we store, transport, and process, and depending on the particular program adopted, could increase the costs of our operations including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and/or administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increase costs in the rates we charge customers, and any such recovery may depend on events beyond our control. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including natural gas liquid related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed there under, and that continued compliance with such existing permit conditions will not have a material effect on our operations.

TCEQ. In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required South Hampton to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by South Hampton in 1981. Analysis of the material indicates it entered the ground prior to South Hampton’s acquisition of the property.  The other pool is under the original South Hampton facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 71 barrels were recovered during 2013 and 70 barrels during 2012.  The recovered material had an economic value of approximately $7,000 during 2013 and $7,000 during 2012.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale.  At current market values this material, if fully recovered would be worth approximately $1.7 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

The Clean Air Act Amendments of 1990. The Clean Air Act Amendments of 1990 had a positive effect on our business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which comprise a large part of our product line. We believe our ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years.   Also, as the use of C6 solvents is phased out in parts of the industry, several manufacturers of such solvents have opted to no longer market those products.  As the number of producers has consolidated, we have increased our market share at higher sales prices from customers who still require C6 solvents in their business.

Personnel

The number of regular employees was approximately 166, 168 and 160 at years ended 2013, 2012 and 2011, respectively.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.

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

Investment in AMAK

As of December 31, 2013, we owned a 35% interest in AMAK.  On December 9, 2012, AMAK shareholders authorized the issuance of additional shares in an amount equal to 10% of the then outstanding shares, equaling an additional 5 million shares, in AMAK to raise funds for working capital requirements and retirement of construction debt.  On January 11, 2013, the Company entered into an agreement with AMAK to purchase an additional 937,500 shares of AMAK at 30 Saudi Riyals (USD $8.00) per share, for a total of USD $7.5 million.  As a result of this purchase, our ownership percentage in AMAK decreased from 37% to approximately 35% when the remaining authorized shares were subscribed to and issued in May 2013.

AMAK commenced commercial operation in July 2012 and by the end of that year had shipped approximately 20,000 metric tons of copper and zinc concentrate to smelters in India, Korea and China.  During 2013 AMAK shipped approximately 72,000 tons of copper and zinc concentrate.    AMAK owns the Al Masane mine, processing plant and ancillary facilities located in Najran province, southwestern Saudi Arabia approximately 75 km northwest of the city of Najran.

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

Accounting Treatment of Investment in AMAK.

During 2013 our participation in the financial and operating decisions of AMAK has remained significant.  One of our officers and directors is chairman of the Nomination, Reward and Compensation Committee of the Board of Directors and is an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  Another one of our directors is chairman of the Audit Committee of the Board of Directors of AMAK. We also spearheaded the process of locating, interviewing and hiring a new chief executive officer for AMAK.  The new chief executive officer is expected to begin work in March 2014.  During 2013 AMAK’s chief operating officer announced his intention to retire for personal reasons effective March 2014.

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

As a result of these developments we concluded that we have significant influence over the operating and financial policies of AMAK and accordingly we account for our investment in AMAK using the equity method.   See Note 8 to the Notes to the Consolidated Financial Statements.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as recent equity transactions within AMAK.

Available Information

We will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Arabian American Development Company, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  These reports are also available free of charge on our website, www.arabianamericandev.com, as soon as reasonably practicable after they are filed electronically with the SEC.  South Hampton also has a website at www.southhamptonr.com, and AMAK has a website at www.amak.com.sa. These websites and the information contained on or connected to them are not incorporated by reference herein to the SEC filings.

Item 1A.   Risk Factors.

Our financial and operating results are subject to a variety of risks inherent in the global petrochemical and mining businesses (due to our investment in AMAK).  Many of these risk factors are not within our control and could adversely affect our business, our financial and operating results or our financial condition.  We discuss some of these risks in more detail below in no particular order of priority.

Dependence on a limited number of customers could adversely impact profitability

During 2013 sales to two customers each exceeded 10 percent of the Company’s revenues.  See the information regarding dependence on a limited number of customers set forth in Part I, Item I Business under the caption “United States Specialty Petrochemical Operation”. The total loss of a large volume customer could adversely affect our ability to market products on a competitive basis and generate a profit.

Dependence on a limited number of products could adversely affect profitability

We produce high purity petrochemical solvents and other petroleum based products including isopentane, normal pentane, isohexane and hexane.  Our dependence on a relatively limited number of products could adversely affect profitability if demand for one or more of the products decreases.  One goal contained in our long-term strategic plan is to increase our product mix through internal development and/or outside acquisition.

Climate change and greenhouse gas restrictions

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations may also increase our compliance costs, such as for monitoring or sequestering emissions.

Varying economic conditions could adversely impact demand for products

The demand for petrochemicals and metals correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for petrochemicals and metals.  Economic conditions that impair the functioning of financial markets and institutions also pose risks to us, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to us.  In addition, the revenue and profitability of our operations have historically varied, which makes future financial results less predictable. Our revenue, gross margin and profit vary among our products, customer groups and geographic markets; and therefore, will likely be different in future periods than currently. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period which may necessitate adjustments to our operations.

Environmental regulation

The petrochemical industry is subject to extensive environmental regulation pursuant to a variety of federal and state regulations.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations are significant to our business.  Failure to comply with these laws or failure to obtain permits may expose us to fines, penalties or interruptions in operations that could be material to our results of operations.  In addition, some of the finished goods our customers produce, such as expandable polystyrene (EPS), are subject to increasing scrutiny and regulation, which could lead to a reduction in demand for our products.

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

Regulatory and litigation

Even in countries with well-developed legal systems where we do business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK’s mining lease for the Al Masane area in Saudi Arabia is subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our investment in AMAK is subject to the risk of expropriation or nationalization. If a dispute arises, we may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investment, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting both the mining and petrochemical industries, and foreign taxation. We will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, our ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

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

Risk associated with extraordinary transactions

As part of our business strategy, we sometimes engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions (“extraordinary transactions”) and enter into agreements relating to such extraordinary transactions in order to further our business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

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

We periodically evaluate and enter into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any extraordinary transaction, and the timeframe for achieving benefits of an extraordinary transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable. Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings. Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

Guaranteeing performance by others including third parties and others

From time to time, we may be required or determine it is advisable to guarantee performance of loan agreements by others in which we maintain a financial interest. In such instances, if the primary obligor is unable to perform its obligations, we might be forced to perform the primary obligor’s obligations which could negatively impact our financial interests.

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

Business disruption

Business disruptions could harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for some of which we may be self-insured. The occurrence of any of these business disruptions could harm our revenue and financial condition and increase our costs and expenses.

Dependence on AMAK management

We rely upon AMAK’s management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  During 2013 AMAK utilized the services of Uhuru International Consulting Ltd. for guidance regarding plant operations and Ocean Partners for assistance regarding marketing of the copper and zinc concentrate.  Additionally, AMAK hired two very experienced persons in 2011 to serve as Chief Operating Officer and Chief Financial Officer.  A very experienced Chief Executive Officer is expected to join AMAK in March 2014.  Notwithstanding the utilization of these consultants or hiring of experienced personnel, our risk will continue to and will ultimately depend upon the AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

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

Inability to recoup investment in AMAK

We will only recover our investment in AMAK through the receipt of dividends from AMAK or the sale of part or all of our interest in AMAK. There is a risk that we will be unable to recover our investment in AMAK if AMAK is not profitable, or if AMAK’s Board of Directors chooses not to declare dividends even if AMAK is profitable.  With respect to the sale of part or all of our interest in AMAK, under Saudi law, AMAK must sell a portion of its equity to the public once AMAK has been profitable for two years. While the proceeds of such a sale might allow us to recover our investment in AMAK, there is no assurance that AMAK will achieve the profitability required for such a public sale, or that the market conditions for any such public sale will be favorable enough to allow us to recover our investment.

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

Cancellation of the current mining lease held by AMAK

In the event that the Saudi Ministry of Petroleum and Minerals cancels the current lease, AMAK shareholders including us could lose their investment or be forced to sell for a loss.

AMAK could suffer sustained operational difficulties

Operating difficulties are many and various, ranging from unexpected geological variations that could result in significant ground or containment failure to breakdown of key capital equipment.  Reliable roads, rail networks, ports, power generation and transmission, and water supplies are required to access and conduct AMAK’s operations.  AMAK transports all of its products first by truck and then by sea.  Limitations or interruptions in transport infrastructure could impede its ability to deliver products.  The operations contract for the mill terminates in November 2014.  There is a risk that it might not be renewed.

AMAK may have fewer mineral reserves than its estimates indicate

AMAK’s reserves estimations may change substantially if new information subsequently becomes available.  Fluctuations in the price of commodities, variation in production costs or different recovery rates may ultimately result in AMAK’s estimated reserves being revised.  If such a revision were to indicate a substantial reduction in proven or probable reserves at one or more of AMAK’s projects, it could negatively affect our investment in AMAK.

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

Excess Products

As noted previously, an important component of our competitive performance is our ability to minimize the production of low margin products on an on-going basis.  Although the hydrocarbon constituents comprising the feedstock we use may vary somewhat over time, they tend to fall into relatively narrow percentage bands as compared to overall feedstock composition.  By nature of the fractionation process that we utilize, if we make one product, we make them all; therefore, when we receive a significant order for a particular finished product, additional products may be manufactured necessitating sales into secondary, lower margin markets.  We continue to investigate options to maintain or improve margins.

Item 1B.   Unresolved Staff Comments.

None

Item 2.  Properties.

United States Specialty Petrochemical Facility

South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit, and (viii) a P-Xylene Unit.  All of these units are currently in operation.

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

Investment in AMAK

Prior to December 2008, we held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in the Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008.  The above-ground ore processing facility is currently in production and underground work on the mine is progressing.  The facility became fully operational during the second half of 2012.

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

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2011-2013	12/31/13	Increase (Decrease)
Gold	$1,577.00 per ounce	$1,204.00 per ounce	(23.65)%
Silver	$ 28.45 per ounce	$ 19.50 per ounce	(31.46)%
Copper	$ 3.55 per pound	$ 3.34 per pound	(5.92)%
Zinc	$ 0.89 per pound	$ 0.95 per pound	6.74%

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

Rights related to licenses in other areas were transferred to AMAK in December 2008 as part of our capital contribution to AMAK.  Because of changes in the Saudi mining code in 2004, the rights to these licenses had to be reapplied for by AMAK.

United States Mineral Interest

Our only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

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

On December 20, 2010, South Hampton received notice of a lawsuit filed in the 88th Judicial District Court of Hardin County, Texas.  The suit alleges that the plaintiff sustained injuries when he fell off his employer’s truck while in South Hampton’s facility.  South Hampton placed its insurers on notice of the claim and its insurers are defending the case.  On February 26, 2014, South Hampton’s insurer settled the case.

On April 14, 2011, and April 27, 2011, South Hampton received notice of three lawsuits filed in the 58th, 172nd, and 136th Judicial District Courts of Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  On April 10, 2013, South Hampton entered into agreements with counsel for plaintiffs to settle the 3 lawsuits for an amount not significant to the financial statements.

No accruals have been recorded for these last 5 claims.  We are involved in various claims and lawsuits incidental to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock traded on the New York Stock Exchange (“NYSE”) beginning on April 2, 2012 and prior to that the Nasdaq Stock Market LLC (“Nasdaq”) during the last two fiscal years under the symbol: ARSD. The following table sets forth the high and low bid prices for each quarter as reported by NYSE or Nasdaq as appropriate. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NYSE/Nasdaq
	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter ended December 31, 2013	$12.85	$8.41
Third Quarter ended September 30, 2013	$9.40	$7.57
Second Quarter ended June 30, 2013	$8.90	$7.07
First Quarter ended March 31, 2013	$8.64	$7.01

Fiscal Year Ended December 31, 2012
Fourth Quarter ended December 31, 2012	$9.91	$6.81
Third Quarter ended September 30, 2012	$10.34	$8.62
Second Quarter ended June 30, 2012	$10.95	$8.10
First Quarter ended March 31, 2012	$10.06	$7.30

At March 7, 2014, there were approximately 454 recorded holders (including brokers’ accounts) of the Company’s common stock. We have not paid any dividends since our inception and, at this time, do not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  We were in compliance with this restriction as of December 31, 2013.  See Note 10 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2013.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2008, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data (in thousands, except per share amounts):

	2013	2012	2011	2010	2009
Revenues	$236,227	$222,858	$199,517	139,110	$117,587
Net Income	19,498	10,321	13,884	2,075	6,627
Net Income Per Share-Diluted	0.79	0.42	0.57	0.09	0.28
Total Assets (at December 31)	143,667	120,376	117,833	91,916	90,487
Notes Payable (at December 31)	12	12	12	12	12
Current Portion of Long-Term Debt (at December 31)	1,400	1,500	1,500	1,865	1,400
Total Long-Term Debt Obligations (at December 31)	11,839	14,239	22,739	20,836	23,439

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of petrochemical products.  Our business model involves the manufacture and sale of tangible products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

Business Environment and Risk Assessment

Petrochemical Operations

Worldwide petrochemical demand improved during 2013, and we benefitted from continued operational excellence and competitive advantages achieved through our business mix and focus on producing high quality products and outstanding customer service.

During 2013 feedstock prices fluctuated within a $0.10 per gallon range allowing us to maintain better margins.

During the past several years we have employed a strategy of moving larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing, the price charged to the customer is based on a formula which includes, as a component the average cost of feedstock over the prior month.  Product prices move in conjunction with feedstock prices without the necessity of announced price changes.  Because the formulas use an average feedstock price from the prior month, the movement of prices trails the movement of costs, and formula pricing may or may not reflect South Hampton’s actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can benefit product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing may actually improve margins as formula prices trail feed costs downward by approximately 30 days. The use of formula pricing has helped reduce volatility and increase the predictability of product margins.  Now that the volatility of feedstock prices appears to be tapering somewhat, we continue to investigate alternative product pricing methods.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Days sales outstanding in accounts receivable	34.1	25.9	42.4
Days sales outstanding in inventory	18.6	16.1	17.3
Days sales outstanding in accounts payable	11.4	10.3	10.7
Days of working capital	41.4	31.7	49.0

Our days sales outstanding in inventory and our days sales outstanding in accounts receivable both increased over 2012 due to an increase in deferred sales.  Deferred sales increased by approximately $1.8 million from year end 2012 to 2013.  Deferred sales are not recognized until the customer accepts delivery of the product and title has transferred.  The majority of these sales are to foreign customers with longer payment terms due to increased shipping times.

Sources and Uses of Cash

Cash and cash equivalents decreased by $1.9 million during the year ended December 31, 2013.  The change in cash and cash equivalents is summarized as follows:

	2013	2012	2011
Net cash provided by (used in)	(in thousands)
Operating activities	$13,242	$21,373	$4,056
Investing activities	(12,702)	(10,185)	(6,638)
Financing activities	(2,440)	(8,354)	1,646
Increase (decrease) in cash and equivalents	$(1,900)	$2,834	$(936)
Cash and cash equivalents	$7,608	$9,508	$6,674

Operating Activities

Operating activities generated cash of $13.2 million during fiscal 2013 as compared to $21.4 million during fiscal 2012.  Although our net income increased by $9.2 million from 2012 to 2013, cash provided by operations decreased by $8.1 million due primarily to the following factors:

•
Net income for 2013 included non-cash equity in earnings from AMAK of $4.7 million and a gain on equity issued in AMAK of $4.0 million as compared to equity in loss from AMAK $0.9 million and gain on equity issued in AMAK of $0.7 million in 2012;

•
Net income for 2013 included a non-cash charge for an unrealized loss on financial contracts of approximately $0.1 million as compared to 2012 which included a non-cash charge for an unrealized loss on financial contracts of $0.2 million;

•
Trade receivables increased approximately $6.3 million in 2013 (due to a 40.1% increase in volume sold during fourth quarter 2013) as compared to a decrease of approximately $7.4 million (due to a 2.4% decrease in price per gallon and a 16.8% decrease in volume sold during the fourth quarter) in 2012;

•
Notes receivable increased approximately $0.9 million (due to additional notes receivable from tolling customers for unit improvements) as compared to an increase of approximately $0.1 million in 2012; and

•
Inventory increased approximately $2.2 million in 2013 (due to a 58.8% increase in deferred sales at the end of 2013) as compared to an increase of approximately $0.4 million (due to a 4.8% increase in volume partially offset by a 1.8% decrease in cost per gallon) in 2012.

These sources of cash were partially offset by the following increases in cash provided by operations:

•	Net income for 2013 included a non-cash depreciation charge of $4.0 million as compared to 2012 which included a non-cash depreciation charge of $3.6 million;

•
Net income for 2013 included a non-cash share based compensation charge of $1.2 million (due to options being awarded to a new director and a new officer) as compared to 2012 which included a non-cash share based compensation charge of $0.5 million;

•	Net income for 2013 included a non-cash charge for deferred income taxes of $1.5 million as compared to 2012 which included a non-cash charge for deferred income taxes of $0.5 million;

•
Prepaid expenses and other assets increased $0.3 million in 2013 (primarily due to an increase in prepaid insurance) as compared to an increase of $0.9 million in 2012 (also primarily due to an increase in prepaid insurance);

•
Income tax receivable decreased approximately $0.6 million in 2013 (due to the overpayment of 2012 estimated taxes being applied to 2013) as compared to an increase of $1.2 million in 2012 ( due to overpayment of 2012 estimated taxes);

•
Other liabilities increased $3.0 million in 2013 as compared to an increase of $0.4 million in 2012 (both years due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant); and

•
Accounts payable and accrued liabilities increased approximately $1.4 million in 2013 (primarily due to an increase in the accrual for raw materials) while in 2012 the same accounts increased by $0.2 million (primarily due to decreases in accruals for freight and utilities partially offset by an increase in the accrual for derivative settlements and raw material purchases).

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

•	million (due to a 63.3% increase in volume and a 13.8% increase in price per gallon in the fourth quarter) in 2011; and

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

Investing Activities

Cash used by investing activities during fiscal 2013 was approximately $12.7 million, representing an increase of approximately $2.5 million over the corresponding period of 2012.  During 2013 we purchased an additional $7.5 million of stock in AMAK as discussed in Note 8, expended $0.3 million to debottleneck our Penhex Unit, $1.6 million for expansion of the sales loading rack facility, $0.9 million for construction of a new control room and lab, $0.4 million for transport trucks, and approximately $2.1 million for a new tolling unit (which will be reimbursed by the customer).  These uses of cash were partially offset by the return of approximately $2.0 million from AMAK which was previously advanced.

Cash used by investing activities during fiscal 2012 was approximately $10.2 million, representing an increase of approximately $3.5 million over the corresponding period of 2011.  During 2012 we advanced $2.0 million to AMAK for interim, short-term funding which was subsequently repaid in 2013.  In May and June 2011 we advanced $0.8 million for the same purpose which was subsequently repaid in August 2011.

During fiscal 2012 we purchased transport trucks and trailers for $1.0 million, land surrounding the facility for $0.2 million, increased/improved tankage for $0.4 million, made various facility improvements for $0.8 million, converted a processing tower for $0.5 million, made purchases for expansion of the pipeline of $4.2 million and purchased other equipment for $1.0 million.

Financing Activities

Cash used by financing activities during fiscal 2013 was approximately $2.4 million versus cash used of $8.4 million during the corresponding period of 2012.  During 2013 we drew $6.0 million on our line of credit for working capital purposes and to fund the capital contribution to AMAK.  We also made principal payments of $1.5 million on our term debt and $7.0 million on our line of credit.

Cash used by financing activities during fiscal 2012 was approximately $8.4 million versus cash provided of $1.6 million during the corresponding period of 2011.  During 2012 we drew $2.0 million on our line of credit for working capital purposes and made principal payments of $10.5 million on our line of credit and term debt.

Credit Agreement

On May 25, 2006, South Hampton entered into a Credit Agreement, as amended, with Bank of America.  All of our obligations under the Credit Agreement are fully and unconditionally secured pursuant to a perfected first priority security interest on all of South Hampton’s assets.  As of December 31, 2013, the Credit Agreement provided for an aggregate principal amount of up to $32 million available through the following facilities: (i) $18 million revolving credit facility which includes a $3 million sublimit for use in the hedging program and a $9 million sublimit for the issuance of standby or commercial letters of credit; and (ii) $14 million term loan (advanced as a $10 million loan and a $4 million loan) obtained in 2007 to finance the expansion of South Hampton’s petrochemical facility.  The revolving credit facility matures on June 30, 2015, and the term loan matures on October 31, 2018.

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

In March 2008 we entered into a pay-fixed, receive-variable interest rate swap agreement with respect to the $10.0 million floating rate term loan under the credit facility.  The notional amount of the interest rate swap was $4,250,000 at December 31, 2013.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  The swap agreement terminates on December 15, 2017.  We designated the interest rate swap agreement as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  The derivative instrument is reported at fair value with any changes in fair value reported within other comprehensive income (loss) in our Statement of Stockholders’ Equity.  At December 31, 2013, Accumulated Other Comprehensive Loss net of $197,148 tax was $366,131 related to this transaction.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2013, was 3.25%.  The Credit Agreement includes customary representations and warranties made by us to Bank of America.

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

The Credit Agreement contains standard default triggers, which include but are not limited to (i) default on certain of our other indebtedness, (ii) the entry of certain judgments against South Hampton and its subsidiaries, and (iii) a change in the control of the Company. Upon the occurrence of any event of default Bank of America may take certain actions including declaring any outstanding amount due and payable.  We were in compliance with all covenants at December 31, 2013.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Years 2013, 2012, 2011

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.

	2013	2012	Change	%Change
	(in thousands)
Petrochemical Product Sales	$230,643	$218,512	$12,131	5.6%
Processing	5,584	4,346	1,238	28.5%
Gross Revenue	$236,227	$222,858	$13,369	6.0%

Volume of sales (thousand gallons)	67,066	63,553	3,513	5.5%

Cost of Sales	$201,064	$192,100	$8,964	4.7%
Total Operating Expense*	44,158	39,532	4,626	11.7%
Natural Gas Expense*	5,204	3,914	1,290	33.0%
Operating Labor Costs*	10,624	10,437	187	1.8%
Transportation Costs*	18,398	15,881	2,517	15.8%
General & Administrative Expense	14,672	12,782	1,890	14.8%
Depreciation**	4,039	3,573	466	13.0%
Equity in Earnings (Losses) of AMAK	4,703	(211)	4,914	2,328.9%
Gain on Equity Issuance AMAK	3,997	-	3,997

Capital Expenditures	$6,828	$8,143	$(1,315)	(16.1%)
*Included in cost of sales
**Includes $3,518 and $3,053 for 2013 and 2012 which is included in cost of sales and operating expenses

	2012	2011	Change	%Change
	(in thousands)
Petrochemical Product Sales	$218,512	$194,620	$23,892	12.3%
Processing	4,346	4,897	(551)	(11.3%)
Gross Revenue	$222,858	$199,517	$23,341	11.7%

Volume of sales (thousand gallons)	63,553	54,256	9,297	17.1%

Cost of Sales	$192,100	$173,600	$18,500	10.7%
Total Operating Expense*	39,532	35,314	4,218	11.9%
Natural Gas Expense*	3,914	5,266	(1,352)	(25.7%)
Operating Labor Costs*	10,437	8,764	1,673	19.1%
Transportation Costs*	15,881	13,234	2,647	20.0%
General & Administrative Expense	12,782	11,778	1,004	8.5%
Depreciation**	3,573	3,220	353	11.0%
Equity in Losses of AMAK	(211)	(1,018)	807	79.3%
Gain on Equity Issuance AMAK	-	8,850	8,850

Capital Expenditures	$8,143	$6,518	$1,625	24.9%
*Included in cost of sales
**Includes $3,053 and $2,744 for 2012 and 2011 which is included in cost of sales and operating expenses

Gross Revenue

2012-2013

Revenues increased from 2012 to 2013 by approximately 6.0% primarily due to an increase in sales volume of 5.5% and an increase in processing fees of 28.5%.

2011-2012

Revenues increased from 2011 to 2012 by approximately 11.7% primarily due to an increase in sales volume of 17.1% offset by a decrease in the average selling price of 4.1% and an 11.3% decrease in processing revenue.

Petrochemical Product Sales

2012-2013

Petrochemical product sales increased 5.6% from 2012 to 2013 due to an increase in total sales volume of 5.5% as noted above while average selling price remained stable.  Even though approximately 50% of our sales are based upon formulas derived from market prices of raw materials and those prices declined in 2013, we were able to maintain our average selling price.  We shipped a record number of isocontainers during 2013 which is the method most frequently used to ship product overseas.  Deferred sales volume increased 58.8% from the end of 2012 to 2013 which delayed recognition until 2014.

2011-2012

Petrochemical product sales increased 12.3% from 2011 to 2012 due to an increase in total sales volume of 17.1% as noted above offset by a decrease in the average selling price of 4.1%.

Processing

2012-2013

Processing revenues increased 28.5% from 2012 to 2013 due to renegotiation of our tolling contracts.  We remain dedicated to maintaining a certain level of toll processing business in the facility and continue to pursue opportunities.

2011-2012

Processing revenues decreased 11.3% from 2011 to 2012 due to one of our tolling customer’s inability to obtain raw material which impacted their run rates.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2012-2013

Cost of Sales increased 4.7% from 2012 to 2013 due in part to a 38.6% increase in volumes processed partially offset by a 2.3% decrease in the average cost per gallon of feedstock.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  We are investigating alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into secondary markets at lower margins, thereby increasing overall profitability.

2011-2012

Cost of Sales increased 10.7% from 2011 to 2012 due in part to a 13.3% increase in volumes processed and hedging losses of $1.8 million partially offset by a 6.8% decrease in the average cost per gallon of feedstock.

Changes in other components of Cost of Sales are detailed below.  See Note 19 of Notes to the Consolidated Financial Statements.

Total Operating Expense (includes but is not limited to natural gas, operating labor and transportation)

2012-2013

Total Operating Expense increased 11.7% from 2012 to 2013.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 33.0% from 2012 to 2013 due to an increase in the average per unit cost and additional volume used.  The average price per MMBTU for 2013 was $3.89 whereas, for 2012 the average per unit cost was $3.03.  Volume consumed increased to approximately 1,342,000 MMBTU from about 1,285,000 MMBTU.

Operating labor costs were slightly higher by 1.8% mainly due to a cost of living adjustment that was given mid-year 2013.  Our employee count remained relatively stable year-over-year.

Transportation costs were higher by 15.8% primarily due to an increase in rail freight and isocontainer shipments.  These costs are typically recovered through our selling price.  Higher transportation costs accounted for 54.4% of the increase in operating expense.

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

Operating labor costs were higher by 19.1% because we added approximately 8 employees year over year.  Increased manpower was required by increases in production, product shipments, and loading of iso-containers for foreign sales which require special handling.   Some of the cost of additional personnel was borne by a tolling customer per the toll processing arrangement which became operational in the fourth quarter of 2011.  Additionally, a number of temporary personnel were hired to allow the maintenance department to accomplish budgeted maintenance and capital projects in a timely manner.

Transportation costs were higher by 20.0% primarily due to an increase in rail freight.  These costs are recovered through our selling price.  Higher transportation costs accounted for 62.8% of the increase in operating expense.

General and Administrative Expense

2012-2013

General and Administrative costs increased 14.8% from 2012 to 2013 due primarily to expenses recorded for administrative payroll costs, officers’ compensation, directors’ fees, insurance premiums, property taxes, accounting fees, consulting fees, bad debt expense, investor relations’ expenses, post-retirement benefits, and expenses in Saudi Arabia.  Payroll costs increased approximately $0.2 million due to a cost of living adjustment and an increase in management and officer compensation.  Officer compensation increased due to the addition of a new executive position which occurred at the end of the third quarter 2012.  Directors’ fees increased $0.1 million due to the addition of a new director in the fourth quarter of 2012.  Group health insurance premiums increased 11.4% due to the health insurance environment.   Property insurance premiums increased 25.9% due to an increase in the insured basis.  Investor relations expense increased 75.2% due to the granting of warrants to the new investor relations consultants.  Property taxes increased 18.8% due to the increase in the taxable basis because of recent expansions and additions.  Accounting fees increased 49.3% due to the addition of a formal internal audit program, the PCAOB audits of AMAK for 2012, 2011, and 2010 and our corresponding amended filings during 2013.  Consulting fees increased $0.3 million due to the hiring of a consultant to assist with marketing efforts in the People’s Republic of China and consultants for marketing surveys and acquisition efforts.    Post-retirement fees increased due to the expense associated with options.  In 2012 there was a reversal of these costs due to the expiration of some of those stock options.  Expenses in Saudi Arabia increased due to an increase in contractors utilized by the Company in Saudi Arabia.  These increases were partially offset by decreases in Saudi expenses which will be reimbursed by AMAK, travel costs, and legal fees.

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

General & Administrative Expenses for our Specialty Petrochemicals Operations

	2013	2012	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$10,971	$9,658	$1,313	13.6%

General and Administrative costs increased from 2012 to 2013 due primarily to expenses recorded for administrative payroll costs, insurance premiums, office rent, subscriptions, consulting fees and property taxes. Payroll costs increased approximately $0.1 million due to a cost of living adjustment.  Group health insurance premiums increased 11.4% due to the health insurance environment.   Property insurance premiums increased 25.9% due to an increase in the insured basis.  Office rent increased $0.1 million due to relocation to a new, larger office space in Sugar Land, Texas.  Subscriptions increased $46,000 due to additional publications required for market development purposes.  Consulting fees increased $0.3 million due to the hiring of a consultant to assist with marketing efforts in the People’s Republic of China and consultants for marketing surveys and acquisition efforts.  Property taxes increased 18.8% due to the increase in the taxable basis because of recent expansions and additions.

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

General Corporate Expenses

(in thousands)	2013	2012	Change	% Change
General corporate expenses	$3,701	$3,124	$577	18.5%

General corporate expenses increased from 2012 to 2013 primarily due to increases in officer compensation, directors’ fees, post-retirement benefits, accounting fees, insurance expense, bad debt expense, investor relations expense, and administrative expenses in Saudi Arabia.  Officer compensation increased $0.1 million due to the addition of an executive during the second half of 2012.  Directors’ fees also increased $0.1 million due to the addition of a director in the fourth quarter of 2012.  Post-retirement benefits increased due to the return to normal accrual for stock options, whereas for 2012 expired options were reversed.  Accounting fees increased $0.2 million due to the PCAOB audits of AMAK for the years ended December 31, 2012, 2011, and 2010 as well as, our 2012 amended filings including AMAK.  Insurance expense increased approximately $0.1 million due to changes in policy limits.  Investor relations expense increased $0.2 million due to the granting of warrants to the new investor relations firm.  Administrative expenses in Saudi increased $0.1 million due to additional staffing requirements.  These increases were partially offset by decreases in travel, legal fees, and expenses associated with AMAK in Saudi Arabia.

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

Depreciation

2012-2013

Depreciation expense increased 13.0% from 2012 to 2013 due to an increase in the amount of depreciable assets year over year.

2011-2012

Depreciation expense increased 11.0% from 2011 to 2012 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

2012-2013

Equity in earnings of AMAK increased $4.9 million from 2012 to 2013 due to AMAK being in operation for the entire 2013 year versus only a partial year in 2012.  Gain on equity issuance of AMAK increased $4.0 million from 2012 to 2013 due to the completion of an equity raise in May 2013 as discussed in Note 8.

2011-2012

Equity in losses of AMAK decreased $0.8 million from 2011 to 2012 due to AMAK becoming operation in the second half of 2012.  Gain on equity issuance of AMAK decreased $8.9 million from 2011 to 2012 due to the completion of an equity raise in July 2011 as discussed in Note 8.

Capital Expenditures

2012-2013

Capital Expenditures decreased 16.1% from 2012 to 2013.  See capital expenditures discussion below for more detail.

2011-2012

Capital Expenditures increased 24.9% from 2011 to 2012.  See capital expenditures discussion below for more detail.

Capital Resources and Requirements

2012-2013

Capital expenditures decreased 16.1% from 2012 to 2013.  During 2013 we expended $0.3 million to debottleneck our Penhex Unit, $1.6 million for expansion of the sales loading rack facility, $0.9 million for construction of a new control room and lab, $0.4 million for transport trucks, $2.1 million for a new tolling unit, and $1.5 million for other equipment.

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

Capital expenditures typically average $4.0 million per year for facility improvements.  At December 31, 2013, there was $11.5 million available on the Company’s line of credit.  We believe that operating cash flows along with credit availability will be sufficient to finance our 2014 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$5,690	$1,742	$3,008	$809	$131
Long-Term Debt Obligations	13,239	1,400	9,289	2,550	-
Total	$18,929	$3,142	$12,297	$3,359	$131

The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations and long-term debt refinancing.

Investment in AMAK

Information concerning our investment in AMAK is set forth in Note 8 of the Notes to Consolidated Financial Statements.

New Accounting Standards

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

Critical Accounting Policies

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  Our long-lived assets include our petrochemical facility and our investments in AMAK and PEVM.

Our petrochemical facility is currently our only revenue generating asset.  The facility was in full operation at December 31, 2013.  Plant, pipeline and equipment costs are reviewed annually to determine if adjustments should be made.

We assess the carrying values of our assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, equity transactions, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, we will not be required to take a material write-down of any of its mineral properties.

Investment in AMAK

We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK’s income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK’s financial statements (see Note 8).

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

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by PEVM.  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013, the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  The cleanup is complete except for some minor work involving haul ramps and brush piles on BLM property.  Once this is complete PEVM expects to receive a no-further-action letter (NFA), or equivalent, from BLM.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA on October 30, 2013.  Finally, PEVM will need to cover the tailings impoundment where all of the tailings were placed and improve the impoundment walls.  Once that work is complete and fencing is repaired, all of the remaining work will be complete.  The contractor is expected to start on the finish work in 2014 as soon as the ground thaws enough to excavate clean cover soil.  The Company agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.    An accrual for $350,000 was recorded by PEVM in 2010 and $203,000 remained outstanding at December 31, 2013.

 Share-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity.  Our guarantee for AMAK’s debt is considered an off balance sheet arrangement.  Please see further discussion under “Investment in AMAK” in Item 1. Business.

Income Taxes

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income.  Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized.  If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority.  There are no uncertain income tax positions taken or expected to be taken at January 1, 2007 (adoption date), and at December 31, 2013.

Derivative Instruments

We use financial commodity agreements to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The commodity agreements are recorded in our consolidated balance sheets as either an asset or liability measured at fair value. Our commodity agreements are not designated as hedges; therefore, all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of operations.

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $4.25 million at December 31, 2013.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in our Consolidated Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The fair value of the derivative liability associated with the interest rate swap at December 31, 2013, and 2012 totaled $0.6 million and $0.9 million, respectively.  The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss is reclassified into income when interest is paid.

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2013, 2012 and 2011, we had approximately $13.2 million, $15.7 million and $24.0 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $1.3 million, $1.6 million and $2.4 million at December 31, 2013, 2012 and 2011, respectively.  However, the interest rate swap will limit this exposure in future periods on $4.25 million of the outstanding term debt.

We do not view exchange rates exposure as significant and have not acquired or issued any foreign currency derivative financial instruments.

We purchase all of our raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of spot market oil and gas prices. As a result, our revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, from time to time we engage in various hedging techniques including financial swap and option agreements. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Our policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials.

At the end of 2013, market risk for 2014 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2013.   Assuming that 2014 total petrochemical product sales volumes stay at the same rate as 2013 and that feed prices stay in the range that they were at the end of the year, the

10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $16.2 million in fiscal 2014.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the consolidated financial statement schedules, including the report of our independent registered public accounting firm thereon, are set forth beginning on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer, Executive Vice President and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term in defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer, Executive Vice President, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm.  BKM Sowan Horan, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.
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

We have audited Arabian American Development Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arabian American Development Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arabian American Development Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arabian American Development Company as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 14, 2014

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2013 and 2012
Consolidated Statements of Income for the three years ended December 31, 2013
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2013
Consolidated Statements of Cash Flows for the three years ended December 31, 2013
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2013.

   3.  The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2013, 2012, and 2011, required by Rule 3-09 of Regulation S-X.

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

10(b)*	- Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 25, 2012 (file No. 001-33926))
10(c)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(d)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10(e)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(f)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 21, 2010 (File No. 001-33926))
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 (File No. 001-33926))
23.1	- Consents of Independent Registered Public Accounting Firms
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934

Exhibit Number	Description
31.2	- Certification of Executive Vice President pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.3	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15
(c)	Financial Statement Schedules
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

ARABIAN AMERICAN DEVELOPMENT COMPANY

Dated: March 14, 2014                                           By: /s/ Nicholas Carter
                                                                                   Nicholas Carter
                                                                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 14, 2014.

Signature	Title
/s/ Nicholas Carter Nicholas Carter	President, Chief Executive Officer and Director (principal executive officer)
/s/ Simon Upfill-Brown Simon Upfill-Brown	Executive Vice President
/s/ Connie Cook Connie Cook	Chief Financial Officer (principal financial and accounting officer)
/s/ John R. Townsend John R. Townsend	Director
/s/ Allen P. McKee Allen P. McKee	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Ghazi Sultan Ghazi Sultan	Director
/s/ Gary K. Adams Gary K. Adams	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arabian American Development Company

We have audited the accompanying consolidated balance sheets of Arabian American Development Company and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. Our audit also includes the financial statement schedule listed in the index at Item 15(a). Arabian American Development Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arabian American Development Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arabian American Development Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 14, 2014

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,608	$9,508
Trade receivables, net (Note 5)	22,069	15,802
Advance to AMAK (Note 8)	536	2,162
Prepaid expenses and other assets	2,075	1,561
Contractual based intangible assets (Note 2)	104	250
Inventories (Note 6)	12,063	9,840
Deferred income taxes (Note 15)	1,324	1,054
Taxes receivable	571	1,182

Total current assets	46,350	41,359

PLANT, PIPELINE, AND EQUIPMENT – AT COST	75,128	68,482
LESS ACCUMULATED DEPRECIATION	(33,203)	(28,062)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 7)	41,925	40,420

INVESTMENT IN AMAK (Note 8)	54,095	37,894
MINERAL PROPERTIES IN THE UNITED STATES (Note 9)	588	588
CONTRACTUAL BASED INTANGIBLE ASSETS, net of current portion (Note 2)	-	104
OTHER ASSETS	709	11

TOTAL ASSETS	$143,667	$120,376

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2013	2012
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,362	$6,306
Accrued interest	102	96
Current portion of derivative instruments (Notes 4 and 19)	292	301
Accrued liabilities (Note 11)	3,048	2,687
Accrued liabilities in Saudi Arabia (Note 12)	140	140
Notes payable (Note 10)	12	12
Current portion of post-retirement benefit (Note 20)	278	269
Current portion of long-term debt (Note 10)	1,400	1,500
Current portion of other liabilities	1,654	880

Total current liabilities	14,288	12,191

LONG-TERM DEBT, net of current portion (Note 10)	11,839	14,239
POST- RETIREMENT BENEFIT, net of current portion (Note 20)	649	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 4 and 19)	319	592
OTHER LIABILITIES, net of current portion	1,369	379
DEFERRED INCOME TAXES (Note 15)	11,984	10,094

Total liabilities	40,448	38,144

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common Stock - authorized 40 million shares of $.10 par value; issued and outstanding, 23.8 million and 23.8 million shares in 2013 and 2012, respectively	2,383	2,381
Additional Paid-in Capital	46,064	44,791
Accumulated Other Comprehensive Loss	(366)	(580)
Retained Earnings	54,849	35,351
Total Arabian American Development Company Stockholders’ Equity	102,930	81,943
Noncontrolling interest	289	289
Total equity	103,219	82,232

TOTAL LIABILITIES AND EQUITY	$143,667	$120,376

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2013	2012	2011
	(thousands of dollars)
Revenues
Petrochemical product sales	$230,643	$218,512	$194,620
Processing	5,584	4,346	4,897
	236,227	222,858	199,517
Operating costs and expenses
Cost of petrochemical product sales and Processing (including depreciation of $3,518, $3,053, and $2,744, respectively)	201,064	192,100	173,600
Gross Profit	35,163	30,758	25,917

General and Administrative Expenses
General and administrative	14,672	12,782	11,778
Depreciation	521	520	476
	15,193	13,302	12,254

Operating income	19,970	17,456	13,663

Other income (expense)
Interest income	15	3	4
Interest expense	(520)	(547)	(699)
Losses on cash flow hedge reclassified from OCI	(301)	(359)	(414)
Equity in earnings (loss) of AMAK (Note 8)	4,703	(211)	(1,018)
Gain from additional equity issuance by AMAK (Note 8)	3,997	--	8,850
Miscellaneous income (expense)	(219)	(117)	3
	7,675	(1,231)	6,726
Income before income tax expense	27,645	16,225	20,389

Income tax expense	8,147	5,904	6,505

Net income	19,498	10,321	13,884

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Arabian American Development Company	$19,498	$10,321	$13,884

Net income per common share
Basic earnings per share (dollars)	$0.81	$0.43	$0.58
Diluted earnings per share (dollars)	$0.79	$0.42	$0.57

Weighted average number of common
shares outstanding
Basic	24,115	24,081	23,993
Diluted	24,745	24,745	24,267

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2013	2012	2011
	(thousands of dollars)

NET INCOME	$19,498	$10,321	$13,884

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX
Unrealized holding gains (losses) arising during period	515	527	(426)
Less: reclassification adjustment included in net income	301	359	(414)

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX (Note 19)	214	168	(12)

COMPREHENSIVE INCOME	$19,712	$10,489	$13,872

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012, and 2011

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Total	Interest	Equity
	(thousands)	(thousands of dollars)
JANUARY 1, 2011	23,682	$2,368	$43,163	$(736)	$11,146	$55,941	$289	$56,230

Stock options
Issued to Directors	-	-	190	-	-	190	-	190
Issued to Employees	-	-	585	-	-	585	-	585
Issued to Former Director	-	-	97	-	-	97	-	97
Common Stock
Issued to Directors	41	4	87	-	-	91	-	91
Issued to Employees	8	1	16	-	-	17	-	17
Unrealized Loss on Interest Rate Swap (net of income tax benefit of $6)	-	-	-	(12)	-	(12)	-	(12)
Net Income	-	-	-	-	13,884	13,884	-	13,884

DECEMBER 31, 2011	23,731	$2,373	$44,138	$(748)	$25,030	$70,793	$289	$71,082

Stock options
Issued to Directors	-	-	270	-	-	270	-	270
Issued to Employees	-	-	489	-	-	489	-	489
Issued to Former Director	-	-	(317)	-	-	(317)	-	(317)
Common Stock
Issued to Directors	53	5	92	-	-	97	-	97
Issued to Employees	21	3	119	-	-	122	-	122
Unrealized Gain on Interest Rate Swap (net of income tax expense of $73)	-	-	-	168	-	168	-	168
Net Income	-	-	-	-	10,321	10,321	-	10,321

DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232

Stock options
Issued to Directors	-	-	377	-	-	377	-	377
Issued to Employees	-	-	559	-	-	559	-	559
Issued to Former Director	-	-	97	-	-	97	-	97
Warrants	-	-	181	-	-	181	-	181
Common Stock
Issued to Directors	12	1	6	-	-	7	-	7
Issued to Employees	15	1	53	-	-	54	-	54
Unrealized Gain on Interest Rate Swap (net of income tax expense of $115)	-	-	-	214	-	214	-	214
Net Income	-	-	-	-	19,498	19,498	-	19,498

DECEMBER 31, 2013	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2013	2012	2011
	(thousands of dollars)
Operating activities
Net income attributable to Arabian American Development Co.	$19,498	$10,321	$13,884
Adjustments to reconcile net income
of Arabian American Development Co. to Net cash provided by operating activities:
Depreciation	4,039	3,573	3,220
Accretion of notes receivable discounts	(15)	(3)	(1)
Unrealized loss (gain) on derivative instruments	57	246	(215)
Share-based compensation	1,215	515	872
Provision for doubtful accounts	-	-	55
Amortization of contractual based intangible asset	250	250	250
Deferred income taxes	1,495	889	3,238
Postretirement obligation	5	8	11
Equity in (income) loss of AMAK	(4,703)	211	1,018
Gain from additional equity issuance by AMAK	(3,997)	-	(8,850)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(6,267)	7,396	(12,041)
(Increase) decrease in notes receivable	(871)	(56)	35
(Increase) decrease in income tax receivable	611	(1,182)	216
Increase in inventories	(2,223)	(384)	(3,539)
(Increase) decrease in prepaid expenses and other assets	(325)	(940)	110
Increase in other liabilities	3,048	353	1,628
Increase in accounts payable and accrued liabilities	1,415	193	4,246
Increase (decrease) in accrued interest	6	(20)	(5)
Increase (decrease) in accrued liabilities in Saudi Arabia	4	3	(76)
Net cash provided by operating activities	13,242	21,373	4,056

Investing activities
Additions to plant, pipeline and equipment	(6,828)	(8,143)	(6,518)
Net payment from (advances to) AMAK	1,626	(2,042)	(120)
Addition to Investment in AMAK	(7,500)	-	-
Net cash used in investing activities	(12,702)	(10,185)	(6,638)

Financing Activities
Issuance of common stock	60	146	108
Additions to long-term debt	6,000	2,000	6,000
Repayment of long-term debt	(8,500)	(10,500)	(4,462)
Net cash provided by (used) in financing activities	(2,440)	(8,354)	1,646

See notes to the consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2013	2012	2011
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	(1,900)	2,834	(936)

Cash and cash equivalents at beginning of year	9,508	6,674	7,610

Cash and cash equivalents at end of year	$7,608	$9,508	$6,674

Supplemental disclosure of cash flow information:
Cash payments for interest	$802	$912	$1,071
Cash payments (net of refunds) for taxes	$6,006	$6,650	$3,045

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$1,284	$1,102	$210
Unrealized loss/(gain) on interest rate swap, net of tax benefit/expense	$(214)	$(168)	$12

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Arabian American Development Company (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activity is manufacturing various specialty petrochemical products (also referred to as the “Petrochemical Operations”).  At December 31, 2013, the Company also owned 35% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”) (see Note 8) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity solvents used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry.  Gulf State owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

The Company attributes revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2013, 2012, and 2011, originated in the United States.  In addition, all of our long-lived assets are in the United States.

For convenience in this report, the terms “Company”, “our”, “us” or “we” may be used to refer to Arabian American Development Company and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the balance sheets, statements of income, statements of comprehensive income, statement of stockholders’ equity, and cash flows of the Company, TOCCO, South Hampton, Gulf State and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence such as AMAK, are accounted for using the equity method of accounting.

Cash, Cash Equivalents and Short-Term Investments - Our principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market.

Accounts Receivable and Allowance for Doubtful Accounts – We evaluate the collectability of our accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware.  For the years ended December 31, 2013, 2012, and 2011, the allowance balance was increased by $0, $0, and $55,000 respectively.  We track customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2013, 2012 or 2011.

Notes Receivable – We periodically make changes in or expand our toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes during December 31, 2013, and 2012, were between 4% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom we maintain a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2013 and 2012.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2013, and 2012, our remaining mining assets held by PEVM had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to this project.

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

Investment in AMAK – We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK’s income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAKs financial statements (see Note 8).

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

Contractual Based Intangible Assets – The contractual based intangible asset represented Silsbee Trading and Transportation Company’s (“STTC”) right under its lease agreement to lease equipment to and receive lease payments from South Hampton through May 2014.  The amount recorded for this asset was based on the discounted net cash flows STTC would have received, and represents South Hampton’s cost to cancel the lease by acquiring STTC.  These costs are being amortized straight line over the remaining life of the lease at acquisition which at December 31, 2013, and 2012, was 5 and 17 months, respectively.  The amortization expense expected to be recognized for the year ending December 31, 2014, is approximately $104,000.

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

Revenue recognition – Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred or when the service is performed and we have no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is assured. For our petrochemical product sales these criteria are generally met, and revenue is recognized, when the product is delivered or title is transferred to the customer.  Sales are presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers are recorded as a component of revenue.

Shipping and handling costs - Shipping and handling costs are classified as cost of petrochemical product sales and processing and are expensed as incurred.

Retirement plan – We offer employees the benefit of participating in a 401(K) plan.  We match 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2013, 2012, and 2011, matching contributions of approximately $554,000, $518,000, and $472,000, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – We periodically make changes in or expand our toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was reduced by approximately $1.3 million for 2013, $1.1 million for 2012, and $0.2 million for 2011.

Net Income Per Share - We compute basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 16).

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar (USD).  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses.  We do not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate.  As of December 31, 2013, 2012 and 2011, foreign currency translation adjustments were not significant.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include allowance for doubtful accounts receivable; assessment of impairment of our long-lived assets and investments, financial contracts, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities and deferred tax valuation allowances.  Actual results could differ from these estimates.

Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 14).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees – We may enter into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 “Guarantees” (see Note 13). These arrangements create two types of obligations:

a)
We have a non-contingent and immediate obligation to stand ready to make payments if certain future triggering events occur. For certain guarantees, a liability is recognized for the stand ready obligation at the inception of the guarantee; and

b)
We have an obligation to make future payments if those certain future triggering events do occur. A liability for the payment under the guarantee is recognized when 1) it becomes probably that one or more future events will occur triggering the requirement to make payments under the guarantee and 2) when the payment can be reasonably estimated.

Derivatives – We record derivative instruments as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of December 31, 2013, and 2012, no interest or penalties related to uncertain tax positions had been accrued.

New Accounting Pronouncements

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

NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

We sell our products and services to companies in the chemical, plastics, and petroleum industries.  We perform periodic credit evaluations of our customers and generally do not require collateral from our customers.  For the year ended December 31, 2013, two customers accounted for 16.5% and 16.2% of total product sales.  For the year ended December 31, 2012, two customers accounted for 13.2% and 12.1% of total product sales.  For the year ended December 31, 2011, two customers accounted for 12.9% and 12.6% of total product sales.  The associated accounts receivable balances for those customers were approximately $7.7 million and $1.9 million and $2.4 million and $1.1 million as of December 31, 2013 and 2012, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2013.

Accounts receivable serving as collateral for our line of credit with a domestic bank was $17.7 million and $11.7 million at December 31, 2013 and 2012, respectively (see Note 10).

We market our products in many foreign jurisdictions.  For the years ended December 31, 2013, 2012 and 2011, sales revenue in foreign jurisdictions accounted for approximately 26.2%, 24.7%, and 22.2%, respectively.

We utilize one major supplier for our feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2013, 2012, and 2011 was 99%, 100% and 98%, respectively.  At December 31, 2013, and 2012, we owed the supplier approximately $5.2 million and $3.7 million, respectively for feedstock purchases.

We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.

NOTE 4 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, accounts receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of notes receivable approximates the fair value due to their short-term nature and historical collectability. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of its cash and cash equivalents, accounts receivable, notes receivable,  taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  The fair value of the derivative instruments are described below.

We measure fair value by ASC Topic 820 Fair Value.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. ASC Topic 820 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).  We use financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At December 31, 2013, we had derivative contracts with settlement dates through February 2014.  At December 31, 2012, no commodity financial instruments were outstanding.  For additional information see Note 19.

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

The following items are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Fair Value Measurements Using
December 31, 2013	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$563	$-	$563	$-
Commodity financial instruments	48	48	-	-

	Fair Value Measurements Using
December 31, 2012	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$893	-	$893	-

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 5 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2013, and 2012, respectively, consisted of the following:

	2013	2012
	(thousands of dollars)

Trade receivables	$22,279	$16,012
Less allowance for doubtful accounts	(210)	(210)

Trade receivables, net	$22,069	$15,802

Trade receivables serving as collateral for our line of credit with a domestic bank was $17.7 million and $11.7 million at December 31, 2013, and 2012, respectively (see Note 10).

NOTE 6 – INVENTORIES

Inventories include the following at December 31:

	2013	2012
	(thousands of dollars)

Raw material	$2,403	$3,591
Finished products	9,660	6,249

Total inventory	$12,063	$9,840

Inventory serving as collateral for our line of credit with a domestic bank was $4.9 million and $5.1 million at December 31, 2013, and 2012, respectively (see Note 10).

At December 31, 2013, and 2012, current cost exceeded the LIFO value by approximately $1.5 million and $2.2 million, respectively.

Inventory included products in transit valued at approximately $4.4 million and $2.9 million at December 31, 2013, and 2012, respectively.

NOTE 7 – PLANT, PIPELINE AND EQUIPMENT

	2013	2012
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	71,115	64,356
Construction in progress	824	937
Total plant, pipeline and equipment	75,128	68,482
Less accumulated depreciation	(33,203)	(28,062)
Net plant, pipeline and equipment	$41,925	$40,420

Plant, pipeline and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 10).

Interest capitalized for construction for 2013, 2012 and 2011 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $38,232, $19,268 and $12,736 for 2013, 2012 and 2011, respectively.

NOTE 8 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

We have concluded that we have significant influence over the operating and financial policies of AMAK, and accordingly should account for our investment in AMAK using the equity method.  As of December 31, 2013, and 2012, we had a non-controlling equity interest of approximately $54.1 million and $37.9 million, respectively.

We have received and attached to this Form 10-K as an attachment the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2013, 2012, and 2011, and for the years then ended.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Sales	$104,990	$15,594	$-
Gross Profit	21,881	3,825	-
General, administrative and other expenses	12,360	6,328	2,621
Net Income (loss)	$9,521	$(2,503)	$(2,621)

Financial Position

	December 31,
	2013	2012
	(Thousands of Dollars)
Current assets	$32,923	$32,827
Noncurrent assets	264,997	261,620
Total assets	$297,920	$294,447

Current liabilities	$22,497	$135,111
Long term liabilities	75,826	9,260
Shareholders' equity	199,597	150,076
	$297,920	$294,447

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the years ended December 31, 2013, 2012, and 2011, is comprised of the following:

	2013	2012	2011
Company’s share of earnings (losses) reported by AMAK	$3,356	$(885)	$(1,018)
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	1,347	674	-
Equity in earnings (losses) of AMAK	$4,703	$(211)	$(1,018)

A gain of approximately $16.2 million for the difference between our initial investment in AMAK and our share of AMAK’s initial assets recorded at fair value was not recognized in 2008.  This basis difference is being amortized over the life of AMAK’s mine which is estimated to be twelve years beginning with its commencement of production in July 2012 as an adjustment to our equity in AMAK’s income or loss.

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

In July 2011 Arab Mining Company (“ARMICO”) invested US $37.3 million in AMAK and acquired 5 million shares, representing a 10% interest in AMAK.  ARMICO also acquired a seat on AMAK’s board which is being held by Mr. Sultan Al-Shawli, Saudi Deputy Minister for Petroleum and Minerals.  Mr. Al-Shawli’s election increased the total number of board members to nine with us retaining four.  This transaction changed our ownership percentage in AMAK to 37% and the ownership interest of the Saudi shareholders to 53%.  As a result of the ARMICO transaction, our share of the net assets of AMAK increased by approximately $8.9 million which we recognized as a gain (with a corresponding increase in its investment) in 2011 in accordance with ASC 323-10-40-1.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2013, 2012, or 2011.

Working Capital Advances to AMAK

During 2012 we advanced $2,041,000 to AMAK for working capital purposes of which approximately $2,016,000 was repaid in May of 2013.  Additional amounts have been paid on behalf of AMAK during 2013 for marketing advisory services and spare parts inventory management.  These amounts are expected to be repaid during 2014.  The amounts due from AMAK at December 31, 2013, and 2012, were approximately $536,000 and $2,162,000, respectively.

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

NOTE 10 - NOTES PAYABLE, LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Notes payable, long-term debt and long-term obligations at December 31 are summarized as follows:

	2013	2012
	(thousands of dollars)
Notes payable:
Other	12	12

Long-term debt:
Revolving note to domestic bank (A)	6,489	7,489
Term notes to domestic bank (B)	6,750	8,150
Term note to CEO (C)	-	100

Total long-term debt	13,239	15,739

Less current portion	1,400	1,500

Total long-term debt, less current portion	$11,839	$14,239

(A)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The loan was originally due to expire on October 31, 2008, but has been amended to extend the termination date to June 30, 2015.  Additional amendments were entered into during 2008 and 2009 which ultimately increased the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At December 31, 2013, and 2012, there was a long-term amount outstanding of $6.5 million and $7.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options and the amount outstanding.  At December 31, 2013 the rate was 3.25%, and approximately $11.5 million was available to be drawn.  A commitment fee of 0.25% is due quarterly on the unused portion of the loan.  If the amount outstanding surpasses the amount calculated by the borrowing base, a principal payment would be due to reduce the amount outstanding to the calculated base.    Interest is paid monthly.  Covenants that must be maintained include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio.  At December 31, 2013, we were in compliance with all covenants of the agreement.

(B)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is secured by plant, pipeline and equipment. The agreement expires October 31, 2018.  At December 31, 2013, and 2012, there was a short-term amount of $1.4 million and $1.4 million and a long-term amount of $5.4 million and $6.8 million outstanding, respectively.  The interest rate on the loan varies according to several options.  At December 31, 2013, the variable interest rate under the loan was 3.25%.  However, as discussed in Note 19, effective August 2008 we entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate. Principal payments of $350,000 are paid quarterly with interest being paid monthly.

(C)
On November 30, 2010, as part of the consideration paid for the acquisition of STTC, a note payable issued to our CEO, previous owner of STTC, for $300,000.  Principal of $100,000 plus accrued interest at 4.0% per annum is payable annually on November 30th of each year.  At December 31, 2013, and 2012, there was a short-term amount of $0 and $100,000 outstanding, respectively.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:
Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2014	$1,400
2015	7,889
2016	1,400
2017	1,400
2018	1,150
Total	$13,239

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2013	2012
	(thousands of dollars)
Accrued state taxes	$224	$197
Accrued payroll	1,238	1,035
Accrued officers’ compensation	650	547
Accrued environmental costs (Note 13)	203	350
Other liabilities	733	558
Total	$3,048	$2,687

NOTE 12 – ACCRUED LIABILITIES IN SAUDI ARABIA

The following liabilities represent amounts owed to the former CEO who retired in 2009.  These amounts remain outstanding due to the lawsuits described in Note 13.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2013	2012
	(thousands of dollars)
Termination benefits	$43	$43
Other liabilities	97	97

Total	$140	$140

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at December 31, 2012 and 2011 is $66,570 related to this guaranty.

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company’s guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  Our current assessment is that the probability of contingent performance was remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment.  Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.

Operating Lease Commitments –

We have operating leases for the rental of over 200 railcars for shipping purposes with expiration dates through 2020.  Invoices are received and paid on a monthly basis.  The total amount of the commitment is approximately $5.3 million over the next 7 years.

We also have an operating lease for our office space in Sugar Land, TX.  The expiration date for this lease is 2018.  The total amount of the commitment is approximately $0.4 million.  In addition we are required to make periodic payments for property taxes, utilities and common area operating expenses.

Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2013, are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2014	$1,742
2015	1,639
2016	1,369
2017	606
2018	203
Thereafter	131
Total	$5,690

Rental expense for these operating leases for the years ending December 31, 2013, 2012, and 2011 was $1.8 million, $1.7 million and $1.0 million, respectively.

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

On December 20, 2010, South Hampton received notice of a lawsuit filed in the 88th Judicial District Court of Hardin County, Texas.  The suit alleges that the plaintiff sustained injuries when he fell off his employer’s truck while in South Hampton’s facility.  South Hampton placed its insurers on notice of the claim, and its insurers are defending the case.  On February 26, 2014, South Hampton’s insurer settled the case.

On April 14, 2011, and April 27, 2011, South Hampton received notice of three lawsuits filed in the 58th, 172nd, and 136th Judicial District Courts of Jefferson County, Texas.  The suits allege that the plaintiffs became ill from benzene exposure during their employment with Goodyear Tire and Rubber Company, an alleged customer of South Hampton.  There are numerous defendants named in the suits.  On April 10, 2013, South Hampton entered into agreements with counsel for plaintiffs to settle the 3 lawsuits for an amount not significant to the financial statements.

No accruals have been recorded for these last 5 claims.  We are involved in various claims and lawsuits incidental to our business.

Environmental Remediation -

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013 the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  The cleanup is complete except for some minor work involving haul ramps and brush piles on BLM property.  Once this is complete PEVM expects to receive a no-further-action letter (NFA), or equivalent, from BLM.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA on October 30, 2013.  Finally, PEVM will need to cover the tailings impoundment where all of the tailings were placed and improve the impoundment walls.  Once that work is complete and fencing is repaired, all of the remaining work will be complete.  The contractor is expected to start on the finish work in 2014 as soon as the ground thaws enough to excavate clean cover soil.  We agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.  An accrual for $350,000 was recorded by PEVM in 2010 and $203,000 remained outstanding at December 31, 2013.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $386,000 in 2013, $404,000 in 2012 and $543,000 in 2011.

NOTE 14 - SHARE-BASED COMPENSATION

Common Stock – In September 2012 we issued 7,500 shares of restricted common stock to our newly appointed Executive Vice President.  Compensation expense of $72,600 was recognized in connection with this issuance.

Stock Options – On April 3, 2012, the Board of Directors of the Company adopted the Arabian American Development Company Stock and Incentive Plan (the “Plan”) subject to the approval of Company’s shareholders.

Shareholders approved the Plan at the 2012 Annual Meeting of Shareholders on June 6, 2012.  We filed Form S-8 to register the 1,500,000 shares allocated to the Plan on May 8, 2013.

On April 7, 2008, the Board of Directors of the Company adopted the Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), subject to the approval of Company’s shareholders.  Shareholders approved the Stock Option Plans at the 2008 Annual Meeting of Shareholders on July 10, 2008.  We filed Form S-8 to register the 1,000,000 shares allocated to the Stock Option Plans on October 23, 2008.

A summary of all 2013 issuances is as follows:

On May 29, 2013, we awarded 10 year options to Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2013 in connection with this award was approximately $84,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	85%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.33%

On February 1, 2013, we issued a warrant for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”) at a strike price of $10.00 per share.  The term of the warrant is 5 years with 50% vesting in equal increments of 1/12th each calendar month throughout the first year.  The remaining 50% will vest in equal increments of 1/36th each calendar month over years 2 through 4 contingent upon continuous investor relations service under the consulting agreement with Genesis.  Investor relations expense recognized in connection with this warrant was approximately $180,000 in 2013.

A summary of all 2012 issuances is as follows:

On November 15, 2012, we awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2013 and 2012 in connection with this award was approximately $ 120,000 and $15,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On May 20, 2011, we awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Compensation expense recognized during 2013, 2012, and 2011 in connection with this award was approximately $0, $24,000, and $33,000, respectively.  On September 25, 2011, additional shares became available under the plan; therefore, we awarded 10 year options to Mr. Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  No compensation expense was recognized in connection with this award during

2011 due to the unvested nature of the options.  Compensation expense recognized for 2013 and 2012 was approximately $65,000 and $38,000, respectively.

On May 2, 2011, we awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2013, 2012, and 2011 in connection with this award was approximately $80,000, $80,000, and $54,000, respectively.

On January 12, 2011, we awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2013, 2012, and 2011 in connection with this award was approximately $475,000 each year.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In January 2010 we awarded fully vested options to our non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 6.1 years as of December 31, 2013.  In January 2010 the Company also awarded 95,000 options to officers and key employees for their service during 2009.  The exercise price of the options was also $2.21.  These options vest over a 2 year period.  Compensation expense recognized during 2013, 2012 and 2011 in connection with this award was approximately $0, $8,000 and $97,000, respectively.

In February 2010 we awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2013, 2012 and 2011 in connection with this award was approximately $113,000, $113,000 and $103,000, respectively.

In June 2010 we awarded a 7 year option to purchase 10,000 shares of restricted stock to a key employee with a vesting period of 2 years.  The exercise price of the options is $2.47 per share based upon the closing price on June 22, 2010.  The options have a remaining life of 3.5 years as of December 31, 2013.  Compensation expense recognized in connection with this award during 2013, 2012 and 2011 was approximately $0, $6,000 and $12,000, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 we awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $97,000 and $97,000 was recognized during the years ended December 31, 2013, 2012, and 2011, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 13 we are currently in litigation with Mr. El Khalidi and in connection therewith, we are currently reviewing our legal right to withdraw the options and benefits.  However, as of December 31, 2013, the options vesting upon a cash dividend distribution from AMAK continue to be shown as outstanding.

A summary of the status of the Company’s stock option awards is presented below:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,173,180	$4.04
Granted	90,000	7.71
Expired	-	-
Exercised	(36,820)	3.41
Forfeited	-	-
Outstanding at December 31, 2013	1,226,360	$4.32	6.7	$10,093
Expected to vest	585,504	$5.07	7.7	$4,380
Exercisable at December 31, 2013	440,856	$3.74	6.1	$3,884

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2013, options to purchase approximately 1.2 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2013, 2012, and 2011 was $7.71, $7.14 and $4.43, respectively.  During 2013 the aggregate intrinsic value of options exercised was approximately $142,000 determined as of the date of option exercise.  During 2012 the aggregate intrinsic value of options exercised was approximately $445,000 determined as of the date of option exercise.  During 2011 the aggregate intrinsic value of options exercised was approximately $267,000 determined as of the date of option exercise.

The Company received approximately $60,000 in cash from the exercise of options during the year ended December 31, 2013.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2013	673,252	$4.31
Granted	90,000	7.71
Expired	-	-
Vested	(177,748)	4.57
Non-vested at December 31, 2013	585,504	$5.07

Total fair value of options that vested during 2013 was approximately $812,000.

As of December 31, 2013, there was approximately $2.1 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.5 years.

The Company expects to issue shares upon exercise of options from its authorized but unissued common stock.

NOTE 15 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2013	2012	2011
	(thousands of dollars)
Current federal provision	$6,748	$4,821	$3,072
Current state provision	233	199	191

Deferred federal provision	1,173	882	3,237
Deferred state provision (benefit)	(7)	2	5

Income tax expense	$8,147	$5,904	$6,505

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the years ended December 31, 2013 and 2012, and 34% for the year ended December 31, 2011, is as follows:

	2013	2012	2011
	(thousands of dollars)
Income taxes at U.S. statutory rate	$9,675	$5,679	$6,933
State taxes, net of federal benefit	139	132	127
Permanent and other items	(644)	(250)	(567)
Increase (decrease) in valuation allowance	(1,023)	343	12
Total tax expense	$8,147	$5,904	$6,505

Permanent and other items primarily include non-deductible expenses offset by the manufacturers’ deduction under §199 of the Internal Revenue Code and increase in the effective tax rate for the year ended December 31, 2012.  We concluded that our current and future Federal effective tax rate to be 35% based on review of current period income and expectation for future periods.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2013	2012
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(8,507)	$(8,260)
Contractual based asset	(43)	(124)
Investment in AMAK	(4,757)	(1,712)
Total deferred tax liabilities	$(13,307)	$(10,096)

Deferred tax assets:
Accounts receivable	260	201
Inventory	131	95
Mineral interests	376	376
Unrealized loss on interest rate swap	214	313
Environmental	71	123
Post-retirement benefits	373	370

Stock-based compensation	1,015	716
Deferred revenue	654	332
Gross deferred tax assets	3,094	2,526
Valuation allowance	(447)	(1,470)
Total net deferred tax assets	$2,647	$1,056
Net deferred tax liabilities	$(10,660)	$(9,040)

The current and non-current classifications of the deferred tax balances are as follows:

	2013	2012
	(thousands of dollars)
Current:
Deferred tax asset	$1,324	$1,054

Non-current:

Deferred tax assets	1,764	2,434
Deferred tax liability	(13,301)	(11,058)
Valuation allowance	(447)	(1,470)
Non-current deferred tax liability, net	(11,984)	(10,094)

Total deferred liabilities, net	$(10,660)	$(9,040)

We have provided a valuation allowance in 2013 and 2012 against certain deferred tax assets because of uncertainties regarding their realization.  The 2013 decrease in the valuation allowance of $1,023,000 is due largely to changes in our investment in AMAK.

We had no Saudi Arabian income tax liability in 2013, 2012, or 2011.

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for various jurisdictions remain open for examination for the years 2010 through 2013.

NOTE 16 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2013	2012	2011
	(thousands of dollars)

Net income	$19,498	$10,321	$13,884

Basic earnings per common share:
Weighted average shares outstanding	24,115	24,081	23,993

Per share amount (dollars)	$0.81	$0.43	$0.58
Diluted earnings per common share:
Weighted average shares outstanding	24,745	24,745	24,267

Per share amount (dollars)	$0.79	$0.42	$0.57

Weighted average shares-denominator basic computation	24,115	24,081	23,993
Effect of dilutive stock options	630	664	274
Weighted average shares, as adjusted denominator diluted computation	24,745	24,745	24,267

At December 31, 2013, 2012, and 2011, 1,226,360, 1,173,180 and 1,347,750 potential common stock shares, respectively, were issuable upon the exercise of options.

The earnings per share calculations for the periods ended December 31, 2013, 2012, and 2011, include 300,000 shares of the Company that are held in the treasury of TOCCO.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2013 (in thousands, except per share data):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$52,745	$55,975	$60,870	$66,637	$236,227
Gross profit	6,679	8,567	10,098	9,819	35,163
Net income	4,786	6,309	5,221	3,182	19,498
Basic EPS	$0.20	$0.26	$0.22	$0.13	$0.81
Diluted EPS	$0.19	$0.26	$0.21	$0.13	$0.79

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$56,795	$61,849	$54,278	$49,936	$222,858
Gross profit	6,718	8,367	8,767	6,906	30,758
Net income	1,995	3,472	3,004	1,850	10,321
Basic EPS	$0.08	$0.14	$0.13	$0.08	$0.43
Diluted EPS	$0.08	$0.14	$0.12	$0.08	$0.42

NOTE 18 – RELATED PARTY TRANSACTIONS

Legal fees in the amount of $160,000, $237,000, and $270,000 were incurred during 2013, 2012, and 2011, respectively to the law firm of Germer Gertz, PLLC of which Charles Goehringer is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company and in November 2007 was appointed to the Board of Directors.  Mr. Goehringer chose not to stand for re-election at the 2011 Annual Meeting; therefore, his term expired in June 2011.  At December 31, 2013, and 2012, we had an outstanding liability payable to Germer Gertz, PLLC of approximately $4,000 and $15,000, respectively.

Ghazi Sultan, a Company director, was paid $138,000, $138,000 and $110,000 during 2013, 2012 and 2011, respectively for serving in the capacity of representing the Company in the Kingdom of Saudi Arabia.

Consulting fees of approximately $98,000, $0 and $0 were incurred during 2013, 2012, and 2011, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.  At December 31, 2013, and 2012, we had an outstanding liability payable to IHS Global FZ LLC of approximately $0     and $0, respectively.

NOTE 19 – DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers such as TOCCO are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2013, 2012, and 2011, represented approximately 80.6%, 81.3% and 82.9% of TOCCO’s operating expenses, respectively.

On February 26, 2009, the Board of Directors rescinded its original commodity trading resolution from 1992 and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing our resources and reducing risk as pertaining to our purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which we will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process, as well as, established a “hedge committee” for derivative oversight.

We endeavor to acquire feedstock and natural gas at the lowest possible cost.  The primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. We do not purchase or hold any derivative financial instruments for trading purposes.

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2013	2012	2011

Realized gain (loss)	$40	$(1,386)	$188
Unrealized gain (loss)	(48)	(393)	215
Net gain (loss)	$(8)	$(1,779)	$403

	December 31,
	2013	2012

Fair value of derivative liability	$48	$--

Realized and unrealized gains / (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2013, 2012, and 2011.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $4.25 million at December 31, 2013.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2013	2012	2011
Other Comprehensive Loss
Cumulative loss	$(563)	$(892)	$(1,134)
Deferred tax benefit	197	312	386
Net cumulative loss	$(366)	$(580)	$(748)

Interest expense reclassified from other comprehensive loss	$301	$359	$414

	December 31,
	2013	2012

Fair value of derivative liability	$563	$893

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid.  The unrealized loss on the interest rate swap for 2013 included in other comprehensive loss is $213,809 (net of $115,128 of income tax expense).

The net amount of pre-tax loss in other comprehensive income (loss) as of December 31, 2013, predicted to be reclassified into earnings within the next 12 months is approximately $244,000.

NOTE 20- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $927,000 based upon an annuity single premium value contract was outstanding at December 31, 2013, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2013, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2013, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 13, all amounts remain outstanding until a resolution is achieved.

NOTE 21- SUBSEQUENT EVENTS

On February 21, 2014, 10 year options were granted to the executives and certain key employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2013

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2011	1,115,418	-	11,930	1,127,348
December 31, 2012	1,127,348	-	342,686	1,470,034
December 31, 2013	1,470,034	(1,023,115)	-	446,919

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2011	155,000	55,000	-	210,000
December 31, 2012	210,000	-	-	210,000
December 31, 2013	210,000	-	-	210,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accounting Firm

December 31, 2013, 2012, and 2011

AL MASANE AL KOBRA MINING COMPANY

Page
Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Al Masane Al Kobra Mining Company
Jeddah, Kingdom of Saudi Arabia

We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Al Masane Al Kobra Mining Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mamdouh Al Majed CPAs
Riyadh, Saudi Arabia

March 14, 2014

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets

	December 31,
	2013	2012
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	67,076,986	22,957,022
Accounts receivable	10,614,160	11,305,182
Inventories	19,611,157	68,161,791
Advances to contractors and other	26,159,542	20,677,692

Total current assets	123,461,845	123,101,687

Non-current assets:
Deferred finance costs, net	17,720,010	16,683,857
Property and equipment, net	710,733,287	673,457,230
Development costs, net	254,116,511	278,648,247
Deferred mine closure costs	11,167,500	12,284,250

Total non-current assets	993,737,308	981,073,584

	1,117,199,153	1,104,175,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bridge credit facility	-	165,000,000
Current portion due on long-term debt	20,000,000	182,938,000
Pre-export advance payments	-	58,395,180
Accounts payable and accrued liabilities	46,021,793	55,834,843
Advances from shareholders	2,110,606	30,348,765
Capital lease obligations, current portion	16,230,382	14,147,850

Total current liabilities	84,362,781	506,664,638

Non-current liabilities:
Provision for mine closure costs	13,524,728	13,067,371
Long-term debt, net of current portion	259,808,000	-
Capital lease obligations, net of current portion	4,353,325	20,583,719
End-of-service indemnities	1,395,330	1,075,784
Deferred tax liabilities	5,267,758	-

Total non-current liabilities	284,349,141	34,726,874

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets – (Continued)

	December 31,
	2013	2012
	(Expressed in Saudi Riyals)
Commitments and contingencies (Note 17)
Shareholders’ equity
Share capital	550,000,000	500,000,000
Share premium	190,000,000	90,000,000
Retained Earnings (Accumulated Deficit)	8,487,231	(27,216,241)

Total shareholders’ equity	748,487,231	562,783,759

	1,117,199,153	1,104,175,271

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Operations

	December 31,
	2013	2012	2011
	(Expressed in Saudi Riyals)
Revenues	393,713,017	58,476,883	-

Costs of sales	311,658,686	44,134,961	-

Gross Profit	82,054,331	14,341,922	-

General and Administrative Expenses	25,817,039	15,497,681	9,667,417

Income (loss) from operations	56,237,292	(1,155,759)	(9,667,417)

Other income (expense)
Finance charges	(14,472,280)	(8,416,422)	(161,109)
Other income (expense)	(793,782)	187,056	-
	(15,266,062)	(8,229,366)	(161,109)

Income (loss) before taxes	40,971,230	(9,385,125)	(9,828,526)

Deferred income tax expense	(5,267,758)	-	-

Net income (loss)	35,703,472	(9,385,125)	(9,828,526)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Shareholders’ Equity

	(Expressed in Saudi Riyals)
	Share Capital	Share Premium	Accumulated Deficit	Total

Balance at December 31, 2010	450,000,000	-	(8,002,590	441,997,410

Capital increase and sale of shares	50,000,000	90,000,000	-	140,000,000

Net loss	-	-	(9,828,526)	(9,828,526)

Balance at December 31, 2011	500,000,000	90,000,000	(17,831,116)	572,168,884

Net loss	-	-	(9,385,125)	(9,385,125)

Balance at December 31, 2012	500,000,000	90,000,000	(27,216,241)	562,783,759

Capital increase and sale of shares	50,000,000	100,000,000	-	150,000,000

Net income	-	-	35,703,472	35,703,472

Balance at December 31, 2013	550,000,000	190,000,000	8,487,231	748,487,231

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2013	2012	2011
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net income (loss)	35,703,472	(9,385,125)	(9,828,526)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	91,340,865	36,175,329	-
Accretion of deferred mine closure costs	457,357	224,746	-
Amortization of prepaid finance charges	4,724,634	4,374,179	-
Loss on disposal of property and equipment	716,003	-	-
Changes in operating assets and liabilities:
Accounts receivables	691,022	(11,305,182)	-
Inventories	48,550,634	(68,161,791)	-
Advances to contractors and other	(5,481,850)	18,793,380	10,169,643
Accounts payable and accrued expenses	(9,813,050)	11,624,821	(38,857,786)
Pre-export advance payment	(58,395,180)	58,395,180	-
Zakat and income tax liability	5,267,758	-	-
End-of-service indemnities	319,546	549,921	254,365

Net cash provided by (used in) operating activities	114,081,211	41,285,458	(38,262,304)

Cash flows from investing activities
Additions to property and equipment	(101,928,773)	(88,422,684)	(169,958,231)
Additions to development costs	-	(5,114,343)	(14,409,861)
Cash received from disposal of property and equipment	1,410,180	-	-
Net cash used in investing activities	(100,518,593)	(93,537,027)	(184,368,092)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows – (Continued)

	December 31,
	2013	2012	2011
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Advances from credit facility and long-term debt	138,120,000	-	166,688,000
Deferred finance charges	(4,202,000)	(680,000)	(21,468,000)
Issuance of share capital and premium	150,000,000	-	140,000,000
Payments on capital lease obligations	(18,872,496)	(9,947,698)	(5,449,407)
Payments on debt obligations	(206,250,000)	-	-
Net advances from (repayments to) shareholders	(28,238,159)	30,348,765	(13,316,954)

Net cash provided by financing activities	30,557,345	19,721,067	266,453,639

Net change in cash and cash equivalents	44,119,963	(36,904,681)	43,823,243

Cash, beginning of period	22,957,022	59,861,703	16,038,460

Cash, end of period	67,076,985	22,957,022	59,861,703

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

During 2009 the authorized capital of the Company was 450,000,000 consisting of 45 million shares of 10 each of which 50% was fully paid in cash. The remaining 50% were paid through the contribution of mining rights and assets from Arabian American Development Company (AADC) subject to AADC’s liability for a loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy (see Note 11). The mining rights in Al Masane mine were originally granted by Royal Decree Number M/17 effective 1/12/1413 (May 22, 1993) for a period of thirty years, with a right of renewal for further period of twenty years to AADC. The mining rights granted AADC the right of exploitation in Al Masane mine located in Najran, Saudi Arabia, with an area of 44 square kilometers for a surface rental of 10,000 per square kilometer per year, i.e. 440,000 per year.  As  per  the  Ministry  of  Petroleum  and  Mineral  Resources  resolution  dated 13/9/1429   (13/9/2008)   and   the   ministry   subsequent   letter   dated   2/1/1430   (30/12/2008),   the aforementioned rights were transferred to us.

During 2011 the Company increased its authorized share capital by 50,000,000 to 500,000,000 and issued 5,000,000 shares of 10 each at a price of 28 each resulting in a share premium of 90,000,000. The entire 5,000,000 shares were subscribed for cash by Arab Mining Company (ARMICO) headquartered in Amman, Jordan.

During 2013 the Company increased its authorized share capital by 50,000,000 to 550,000,000 and issued 5,000,000 shares of 10 each at a price of 30 each resulting in a share premium of 100,000,000. The shares were subscribed for cash by existing shareholders.

Except for AADC and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our share capital is owned by the shareholders as follows:

Note 1 – Organization and Business – (Continued)

	Shares of 10 Each	Ownership Percentage	Paid-Up Capital

Saudi shareholders	27,090,950	49.26	270,909,500
AADC (US Company)	19,387,500	35.25	193,875,000
ARMICO – Pan Arab Organization	8,521,550	15.49	85,215,500

	55,000,000	100.0	550,000,000

Our principal activity is to produce zinc and copper concentrates and silver and gold doré as per the license Number 993/2 dated 16/7/1428 (July 31, 2007) issued by Saudi Arabian General Investment Authority (SAGIA). We commenced our commercial production on July 1, 2012.

Note 2 - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in compliance with U.S. generally accepted accounting standards. The following is a summary of our significant accounting policies:

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 14, 2014, the date on which the financial statements were available to be issued.

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2013 and 2012, we sold our concentrates pursuant to a sales contract with one customer. No amounts have been written off since inception and at December 31, 2013 and 2012, we determined that an allowance for doubtful accounts was not necessary.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Inventories
The components of inventories include mill stockpiles, materials, spare parts, and mining supplies. The mill stockpiles and materials and mining supplies are stated at the lower of weighted-average cost or market. Costs of mill stockpiles inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, and other necessary costs with the extraction and processing of ore. Corporate general and administrative costs are not included in inventory costs.

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

Development costs
Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred in mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, drifts, ramps, permanent excavations, infrastructure and removal of

Note 2 - Summary of Significant Accounting Policies - (Continued)

Development costs - continued
overburden. These costs are deferred net of the proceeds from the sale of any production during the development period and then amortized over using an estimated unit-of-production method. If a mine is no longer considered economical, the accumulated costs are charged to the statement of operations in the year in which the determination is made.

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

We recorded no impairment losses during the years ended December 31, 2013, 2012, and 2011.

End-of-service indemnities
End-of-service  indemnities are required  by  Saudi  Arabian  Labor  Law and are  provided and accrued  in  the  financial statements based on the respective employees' length of service.

Deferred finance costs
Deferred financing costs comprise the Saudi Industrial Development Fund (SIDF) and other bank loans origination charges which are amortized over the period of the related loans. Deferred financing costs are shown net of accumulated amortization of 8,629,990 and 5,464,143 at December 31, 2013 and 2012, respectively. Amortization expense of deferred finance charges was approximately 3,165,847, 2,708,642, and 2,683,500 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the riyal was officially pegged to the US Dollar at a fixed exchange rate of 1 U.S. Dollar equals 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2013, 2012, and 2011.

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

Payments under operating lease arrangements amounted to approximately 456,000, 650,000, and 107,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)

Zakat and income tax
We are subject to the Regulations of the Directorate of Zakat and Income Tax (DZIT) in the Kingdom of Saudi Arabia. Under these regulations, Zakat is payable at 2.5% on the basis of the portion of our zakat base attributable to our Saudi stockholders, and income tax is payable at 20% on the portion of our taxable income attributable to our non-Saudi stockholders. Zakat and income tax are provided on an accrual basis. Any difference in the estimate is recorded when the final assessment is approved, at which time the provision is cleared.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of income tax expense. We recognized no material adjustment for unrecognized income tax liabilities.

Reclassifications
Certain reclassifications have been made to the prior period to conform with current year presentation.

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

Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally “provisionally” priced at the time of shipment. The provisional price xxx

Note 2 - Summary of Significant Accounting Policies - (Continued)

Revenue recognition
received at the time of shipment is later adjusted to a “final” price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month.  We record revenues at the time of shipment (when title and risk of lass pass) based on then-current LME prices, and we account for any changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the “final price”) which is bifurcated and separately accounted for at fair value. See Note 18.

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

Note 3 – Liquidity and Capital Resources

We have taken steps to increase liquidity and provide additional capital resources. In the 2nd quarter of 2013, we completed our capital raise which provided 150,000,000. These proceeds were used for working capital and to repay shareholder advances as well as a portion of the short-term debt.

Note 3 – Liquidity and Capital Resources – (Continued)
We received additional funding from draws on the SIDF loan during 2013.   These funds were used to pay off the short and long-term debt to both Al Fransi and MoF KSA as well as, for working capital purposes. We expect to have profitable operations in 2014 and generate cash flows to meet our ongoing operating needs.

Note 4 – Inventories

Inventories consisted of the following:

	December 31,
	2013	2012

Mill stockpiles	6,824,503	56,164,172
Explosives	1,179,578	1,303,005
Chemicals	8,041,518	10,694,614
Parts and other	3,565,558	-

	19,611,157	68,161,791

As discussed in Note 9, we received advances on a pre-export basis, which were fully repaid in 2013 from the proceeds of concentrate sales.

Note 5 – Advances to Contractors and Other

Prepaid and other consisted of the following:
	December 31,
	2013	2012

Advances to contractors	20,608,669	16,568,245
Prepaid expenses	3,652,496	2,338,674
Other miscellaneous advances and receivables	1,898,377	1,770,773

	26,159,542	20,677,692

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012

Buildings	180,440,997	180,427,997
Leasehold improvements	1,692,373	1,692,373
Heavy equipment	100,402,879	87,522,866
Motor vehicles	20,069,433	19,544,833
Civil works	14,262,600	2,462,600
Tailings dam	22,626,394	22,626,394
Plant and machinery	267,292,045	262,634,915
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	116,072,532	35,426,936
Construction in progress	-	11,356,001

	821,754,079	722,589,741

Less accumulated depreciation, depletion and amortization	(111,020,792)	(49,132,511)

	710,733,287	673,457,230

On 16/11/1428 (November 26, 2007), and while the Company was in the registration process, the Company signed  contracts with China National Geological and Mining Corporation for  underground mine rehabilitation, pre-production activity, and on-going mine development/production and with Nesma & Partners Contracting Company Limited for engineering, procurement, construction, commissioning and hand over of the copper and zinc mine and the concentrator surface works and the related infrastructure facilities. The total value of the surface works contract was USD $110,828,000 equivalent to 415,605,000. The hand-over of these facilities was finalized on November 28, 2011, and until July 1, 2012 these facilities were still under commissioning. We also entered in a separate agreement with METAFCO to build our warehouse at the port of Jizan. We use a variety of handling facilities that belong to the port.

Note 6 – Property and Equipment - (Continued)

The expenditures incurred under the above contract, as well as other related expenditures, were capitalized as construction in progress. Once these facilities were completed, the capital work-in-progress was transferred to the appropriate property, plant and equipment. During the years ended December 31, 2013 and 2012, the amounts of 11,356,001 and 550,869,189, respectively were transferred from the work-in-progress to the appropriate category of property, plant and equipment.

Property, plant and equipment included assets that were purchased under capital leases having costs of 50,128,674 and 50,128,674 and accumulated depreciation of 15,511,204 and 9,236,172 at December 31, 2013 and 2012, respectively. See Note 9.

During the year ended December 31, 2012, borrowing costs of 4,242,397 were capitalized on property, plant and equipment, respectively. No borrowing costs were capitalized during 2013.

Note 7 – Development Costs

Development costs consisted of the following:

	December 31,
	2013	2012

Cost	289,973,237	289,973,237
Accumulated amortization	(35,856,726)	(11,324,990)

	254,116,511	278,648,247

Note 8 – Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2013	2012

Accounts payable	29,778,407	38,724,997
Retention payable	14,744,250	15,693,745
Accrued salaries and expenses	1,499,136	1,416,101

	46,021,793	55,834,843

Note 9 – Capital Lease Obligations

We lease certain heavy equipment under capital lease obligations that are set to expire at various dates through 2015.  The future minimum lease payments under the capital lease obligations are as follows:

	December 31,
	2013	2012

2013	-	18,872,496
2014	18,871,496	18,871,496
2015	4,607,487	4,607,487

	23,478,983	42,351,479
Less: deferred financial charges	2,895,276	7,619,910

Total capital lease obligations	20,583,707	34,731,569
Less: current portion of capital lease obligations	16,230,382	14,147,850

Total long term portion, net current portion	4,353,325	20,583,719

The finance charges charged to the statement of operations were 5,921,787, 4,724,646 and 3,604,593 during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 10 – Pre-export Advance Payment

During 2013 and 2012, we received advances on a pre-export basis of approximately 252 million and 58 million, respectively. These advances bore interest at 2.5% and were repaid from the proceeds from concentrate sales. There were no amounts outstanding at December 31, 2013.

Note 11 – Zakat and Income Tax

The zakat base for the Saudi shareholders was negative in 2013, 2012, and 2011. Therefore, no zakat liability is due. There was no taxable profit attributable to the foreign shareholders for 2013, 2012, and 2011. Therefore, no current income tax is due.

The principal elements of the zakat base are as follows:
	2013	2012

Non-current assets	964,750,055	964,505,519
Non-current liabilities	279,081,384	192,914,874
Shareholders’ equity, opening balance	610,636,647	572,168,884
Net income	(4,998,319)	1,557,068

The zakat declarations for the years 2008, 2009, 2010, 2011, and 2012 are currently under review by the DZIT. We are in the process of preparing and submitting its zakat and tax return for the year 2013.

The provision for income taxes attributable to our non-Saudi shareholders consisted of the following:

	Years ended December 31,
	2013	2012	2011

Deferred income tax expense (benefit)	4,250,316	(1,073,897)	794,762
Change in valuation allowance	1,017,442	1,073,897	(794,762)

Income tax expense	5,267,758	-	-

Note 11 – Zakat and Income Tax – (Continued)

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2013	2012

Deferred tax assets:
Loss carryforward	6,445,882	5,358,275
Other	204,669	121,990

	6,650,551	5,480,265
Deferred tax liabilities:
Property and Equipment	(10,900,867)	(5,090,942)

Gross deferred tax liabilities	(4,250,316)	389,323
Valuation allowance	(1,017,442)	(389,323)

Net deferred tax liability	(5,267,758)	-

At December 31, 2013, we had tax loss carryforwards totaling approximately 32,200,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance for our gross deferred tax assets at December 31, 2013 and 2012.

Note 12 - Credit Facility

The Company obtained a bridge credit facility from the Banque Saudi Fransi amounting to 165,000,000. The facility was secured by an order note of 165,000,000 and personal and joint guarantees from the shareholders of the Company. The facility accrued interest at the Saudi Arabia Interbank Rate (SIBOR) plus 2.5% (approximately 3.5% at December 31, 2012). The facility agreement included certain covenants which provide, amongst other items, that the acknowledged assignment of the loan proceeds from Saudi Industrial Development Fund (SIDF) should be secured prior to any drawdown of the financing.  The facility was closed during 2013 and the loan of SR 165,000,000 was entirely settled by the Company.

Note 13 - Long-term Debt

Long-term debts are summarized as follows:

	December 31,
	2013	2012

Ministry of Finance and National Economy (A)	-	41,250,000
SIDF(B)	279,808,000	141,688,000

	279,808,000	182,938,000
Less current portion	20,000,000	182,938,000

Total long-term debt, less current portion	259,808,000	-

(A) The Company recorded the long-term loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy based on the shareholders’ resolution dated August 5, 2009 under which the Company assumed certain mining assets and related liabilities of AADC (see Note 1). The loan was fully paid during 2013.

(B) During 2010, the Company entered into a loan agreement with the Saudi Industrial Development Fund (SIDF) for an amount of 330,000,000. The loan agreement contains certain financial covenants and is repayable as follows, maturing in 2019:

Years Ending December 31,

2014	20,000,000
2015	30,000,000
2016	40,000,000
2017	50,000,000
2018	120,000,000
Thereafter	70,000,000

330,000,000

Note 13 - Long-term Debt – (Continued)

We received an amount of SR 141,688,000 disbursement of the approved loan amount during 2011. The finance charges relating to this portion of the loan amounting to SR 21,468,000 were fully deducted upfront from the first disbursement of the loan.

We received an additional amount of SR 138,120,000 disbursement of the approved loan amount during the year. The finance charges relating to this portion of the loan amounting to SR 3,532,000 were fully deducted upfront from the second disbursement of the loan.

The loan is repayable in increasing semi-annual installments starting from 15 Rabi’II, 1434 (January 27, 2013) till 15 Shawal, 1440 (June 19, 2019), however, the management agreed with SIDF to reschedule the payment of the loan of which the first installment will be paid after January 2014.

Under the terms of the facility agreement with SIDF, We, among other items, are required to maintain a minimum current ratio.

Note 14 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2013	2012

January 1	1,075,784	525,863
Provision for the year	955,983	756,022
Paid during the year	(636,437)	(206,101)
December 31	1,395,330	1,075,784

Note 15 – Asset Retirement Obligations
During 2012, we recorded an ARO for deferred mine closure costs of 12,842,625. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization during 2013 and 2012 was 1,116,750 and 558,375 respectively. There was no amortization during the year ended December 31, 2011.

Deferred mine closure costs consisted of the following:

	December 31,
	2013	2012

Cost	12,842,625	12,842,625
Accumulated amortization	(1,675,125)	(558,375)

	11,167,500	12,284,250

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2013	2012	2011

Balance at beginning of year	13,067,371	-	-
Liabilities incurred	-	12,842,625	-
Accretion expense	457,357	224,746	-

	13,524,728	13,067,371	-

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 16 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2013	2012	2011

Wages, salaries and related costs	15,873,435	6,736,482	4,736,508
Depreciation	781,039	979,674	-
Mine closure and environmental	1,574,108	783,121	-
Office expenses	3,438,800	2,361,445	1,503,215
Travel and accommodation	2,230,722	2,706,627	1,640,785
Professional fees	490,292	337,393	1,590,026
Other	1,428,642	1,592,939	196,883

	25,817,038	15,497,681	9,667,417

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information and noncash investing and financing activities are as follows:

Supplemental Information:	Years Ended December 31,
	2013	2012	2011

Cash paid for interest	5,921,787	6,315,779	21,629,109

Cash paid for zakat and income tax	-	-	-

Non-cash investing and financing activity:

Depreciation and amortization capitalized to development costs prior to commencing commercial production	-	11,062,996	10,135,617

Equipment acquired through capital leases	-	2,774,252	47,354,422

Deferred mine closure costs	-	12,842,625	-

Note 18 - Commitments and Contingencies

Lease commitment
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. A summary of this commitment is as follows:

Years Ending December 31,

2014	440,000
2015	440,000
2016	440,000
2017	440,000
2018	440,000
Thereafter	2,640,000

4,840,000

Note 19 – Embedded Derivatives

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

A summary of our embedded derivatives at December 31, 2013, follows:

		Average Price Per Unit
	Open Positions	Contract	Market (in SR)
Embedded derivatives :
Copper (thousands of pounds)	527	12.60	12.60
Zinc (thousands of pounds)	7,895	3.57	3.57

Note 19 – Embedded Derivatives – (Continued)

A summary of our embedded derivatives at December 31, 2012, follows:

		Average Price Per Unit
	Open Positions	Contract	Market (in SR)
Embedded derivatives :
Copper (thousands of pounds)	1,790	13.54	13.54
Zinc (thousands of pounds)	8,607	3.47	3.47

For the years ended December 31, 2013 and 2012, there were no significant gains or losses on the embedded derivatives.

Note 20 - Fair Value Measurement

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

We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2013. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.