Form 10-Q
period 2014-03-31
ARABIAN AMERICAN DEVELOPMENT CO
filed 2014-05-09
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 6, 2014: 24,164,700.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2014 (unaudited)	DECEMBER 31, 2013
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$5,693	$7,608
Trade receivables, net	24,449	22,069
Advance to AMAK	536	536
Inventories	11,977	12,063
Prepaid expenses and other assets	1,625	2,075
Contractual based intangible assets, net	42	104
Taxes receivable	292	571
Deferred income taxes	1,167	1,324
Total current assets	45,781	46,350

Plant, pipeline and equipment, net	42,229	41,925

Investment in AMAK	53,745	54,095
Mineral properties in the United States	588	588
Other assets	648	709

TOTAL ASSETS	$142,991	$143,667
LIABILITIES
Current Liabilities
Accounts payable	$7,369	$7,362
Accrued interest	93	102
Current portion of derivative instruments	229	292
Accrued liabilities	2,498	3,060
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	280	278
Current portion of long-term debt	1,400	1,400
Current portion of other liabilities	1,654	1,654
Total current liabilities	13,663	14,288

Long-term debt, net of current portion	9,489	11,839
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	266	319
Other liabilities, net of current portion	958	1,369
Deferred income taxes	11,588	11,984
Total liabilities	36,613	40,448

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.9 million and 23.8 million shares in 2014 and 2013, respectively	2,386	2,383
Additional paid-in capital	46,577	46,064
Accumulated other comprehensive loss	(322)	(366)
Retained earnings	57,448	54,849
Total Arabian American Development Company Stockholders’ Equity	106,089	102,930
Noncontrolling Interest	289	289
Total equity	106,378	103,219

TOTAL LIABILITIES AND EQUITY	$142,991	$143,667

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
REVENUES	(thousands of dollars)

Petrochemical Product Sales	$62,392	$51,620
Processing Fees	1,708	1,125
	64,100	52,745

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $865 and $825, respectively)	55,386	46,066

GROSS PROFIT	8,714	6,679

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,189	3,505
Depreciation	139	129
	4,328	3,634

OPERATING INCOME	4,386	3,045

OTHER INCOME (EXPENSE)
Interest Income	9	1
Interest Expense	(110)	(117)
Losses on Cash Flow Hedge Reclassified from OCI	(67)	(78)
Equity in earnings (losses) of AMAK	(350)	2,964
Miscellaneous Expense	(45)	(18)
	(563)	2,752

INCOME BEFORE INCOME TAXES	3,823	5,797

INCOME TAXES	1,224	1,011

NET INCOME	2,599	4,786

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT COMPANY	$2,599	$4,786

Basic Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.11	$0.20

Basic Weighted Average Number of Common Shares Outstanding	24,151	24,105

Diluted Earnings per Common Share
Net Income Attributable to Arabian American Development Company (dollars)	$0.10	$0.19

Diluted Weighted Average Number of Common Shares Outstanding	24,918	24,658

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
	(thousands of dollars)

NET INCOME	$2,599	$4,786

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized holding gains arising during period	111	133
Less: reclassification adjustment included in net income	67	78

OTHER COMPREHENSIVE GAIN, NET OF TAX	44	55

COMPREHENSIVE INCOME	$2,643	$4,841

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	ARABIAN AMERICAN DEVELOPMENT STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2014	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	118	-	-	118	-	118
Issued to Employees	-	-	270	-	-	270	-	270
Warrants	-	-	33	-	-	33	-	33
Common stock
Issued to Employees	32	3	92	-	-	95	-	95
Unrealized Gain on Interest Rate Swap (net of income tax expense of $24)	-	-	-	44	-	44	-	44
Net Income	-	-	-	-	2,599	2,599	-	2,599

MARCH 31, 2014	23,864	$2,386	$46,577	$(322)	$57,448	$106,089	$289	$106,378

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,599	$4,786
Adjustments to Reconcile Net Income of Arabian American Development Company
To Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,004	954
Amortization of Contractual Based Intangible Asset	63	63
Accretion of Notes Receivable Discounts	(9)	(1)
Unrealized Gain on Derivative Instruments	(48)	-
Share-based Compensation	425	267
Deferred Income Taxes	(262)	(214)
Postretirement Obligation	2	2
Equity in (earnings) losses of AMAK	350	(2,964)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(2,380)	(4,206)
Decrease in Notes Receivable	70	10
Decrease in Income Tax Receivable	280	1,176
(Increase) Decrease in Inventories	86	(2,457)
(Increase) Decrease in Prepaid Expenses	448	(11)
Decrease in Accounts Payable and Accrued Liabilities	(559)	(427)
Increase (Decrease) in Accrued Interest	(9)	7
Increase in Other Liabilities	-	500

Net Cash Provided by (Used in) Operating Activities	2,060	(2,515)

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,720)	(1,492)
Addition to Investment in AMAK	-	(7,500)

Cash Used in Investing Activities	(1,720)	(8,992)

FINANCING ACTIVITIES
Issuance of Common Stock	95	-
Additions to Long-Term Debt	-	6,000
Repayment of Long-Term Debt	(2,350)	(350)

Net Cash Provided by (Used in) Financing Activities	(2,255)	5,650

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,915)	(5,857)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,608	9,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,693	$3,651

Supplemental disclosure of cash flow information:
Cash payments for interest	$183	$184
Cash payments for taxes, net of refunds	$1,150	$--
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$411	$270
Unrealized gain on interest rate swap, net of tax expense	$44	$55

See notes to consolidated financial statements.

ARABIAN AMERICAN DEVELOPMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented.  In the opinion of management, the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Arabian American Development Company and its subsidiaries.

Operating results for the three months ended March 31, 2014, are not necessarily indicative of results for the year ending December 31, 2014.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company currently owns a 35% interest in AMAK, a Saudi Arabian closed joint stock company which owns and is operating and developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 13.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviewed the new accounting standards as issued and expects that none of the new standards will have a significant impact on its consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, at March 31, 2014, and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Trade receivables	$24,659	$22,279
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$24,449	$22,069

Trade receivables serving as collateral for our line of credit with a domestic bank were $19.8 million and $17.7 million at March 31, 2014, and December 31, 2013, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Raw material	$2,500	$2,403
Petrochemical products	9,477	9,660
Total inventory	$11,977	$12,063

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At March 31, 2014, and December 31, 2013, current cost exceeded LIFO value by approximately $2.0 million and $1.5 million, respectively.

Inventories serving as collateral for our line of credit with a domestic bank were $3.6 million and $4.9 million at March 31, 2014, and December 31, 2013, respectively (see Note 7).

Inventory included products in transit valued at approximately $6.5 million and $4.4 million at March 31, 2014, and December 31, 2013, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at March 31, 2014, and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	72,533	71,115
Construction in progress	1,123	824
Total plant, pipeline and equipment	76,845	75,128
Less accumulated depreciation and amortization	(34,616)	(33,203)
Plant, pipeline and equipment, net	$42,229	$41,925

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first three months of 2014 included preparation for penhex unit expansion, construction of additional warehousing, installation of additional truck loading stations, and upgrades to various processing equipment.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067 and $9,558 for the three months ended March 31, 2014, and 2013, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO ARABIAN AMERICAN DEVELOPMENT CO.

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Arabian American Development Co. for the three months ended March 31, 2014, and 2013, respectively.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,599	24,151	$0.11	$4,786	24,105	$0.20

Dilutive stock options outstanding		767			553

Diluted Net Income per Share:
Net Income Attributable to Arabian American Development Co.	$2,599	24,918	$0.10	$4,786	24,658	$0.19

At March 31, 2014, and 2013, 619,568 and 446,009 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended March 31, 2014, and 2013, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At March 31, 2014, there was a short-term amount of $1.4 million and a long-term amount of $5.0 million outstanding. At December 31, 2013, there was a short-term amount of $1.4 million and a long-term amount of $5.4 million outstanding.   The interest rate on the loan varies according to several options.  At March 31, 2014, and December 31, 2013, the rate was 3.25%.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015, and ultimately increase the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  At March 31, 2014, and December 31, 2013, there was a long-term amount outstanding of $4.5 million and $6.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At March 31, 2014, and December 31, 2013, the rate was 3.25%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At March 31, 2014, approximately $13.5 million was available to be drawn.

We currently have a supplier who is the sole provider of South Hampton’s feedstock, although other sources are available.  The account is on open status.  In 2007 South Hampton and the supplier entered into an agreement, which expires 7 years from the date of initial operation, for construction of a tank and pipeline connection for the handling of feedstock.  In the event of default, South Hampton is obligated to reimburse the supplier for the unamortized portion of the cost of the tank. The tank was placed in service in July 2007.  Therefore, at March 31, 2014, 6.75 years of the 7 year agreement have elapsed.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2014, and December 31, 2013:

Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$495	-	$495	-

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest Rate Swap	$563	$-	$563	$-
Commodity financial instruments	48	48

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used observable inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of our accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  We used observable inputs that would qualify as Level 1 inputs to make our assessment of the approximate fair value of cash and cash equivalents.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2014, no commodity financial instruments were outstanding.  At December 31, 2013, we had derivative contracts with settlement dates through February 2014.  For additional information see Note 9 below.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2014, and 2013, represented approximately 81.5% and 80.5% of our operating expenses, respectively.

We endeavor to acquire feedstock and natural gas at the lowest possible cost.  Our primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. We do not purchase or hold any derivative financial instruments for trading or speculative purposes and are limited by our risk management policy to hedging a maximum of 40% of monthly feedstock requirements.

The financial contracts currently in place are not designated as hedges.  As of March 31, 2014, we had no outstanding financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2014	2013

Unrealized gain (loss)	$(48)	$-
Realized gain	87	-
Net gain	$39	$-

	March 31, 2014	December 31, 2013

Fair value of derivative liability	$-	$48

The realized and unrealized gains and losses are recorded in Cost of Sales and Processing for the periods ended March 31, 2014, and 2013.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 0% for the three months ended March 31, 2014, and 2013, respectively.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $4.0 million at March 31, 2014.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within the Company’s Statement of Comprehensive Income.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2014	2013
Other Comprehensive Loss
Cumulative loss	$(495)	$(808)
Deferred tax benefit	173	283
Net cumulative loss	$(322)	$(525)

Interest expense reclassified from other comprehensive loss	$67	$78

	March 31, 2014	December 31, 2013

Fair value of interest rate swap - liability	$495	$563

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of March 31, 2014, predicted to be reclassified into earnings within the next 12 months is approximately $229,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during the 3 months ended March 31, 2014, was approximately $123,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2014	1,326,360	$4.75
Granted	500,000	12.26
Exercised	(31,820)	2.86
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2014	1,794,540	$6.87	7.3
Exercisable at March 31, 2014	619,568	$4.43	6.0

The fair value of the previously issued options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $94,000 and $94,000 during the three months ended March 31, 2014, and 2013, respectively, were recognized related to options to purchase shares vesting through 2017.

Excluding the options granted in 2014 as disclosed above, employee compensation of approximately $150,000 and $119,000 during the three months ended March 31, 2014, and 2013, respectively, was recognized related to options with a 4 year vesting period awarded to officers and key employees.  These options vest through 2017.

Post-retirement compensation of approximately $24,000 was recognized during the three months ended March 31, 2014, and 2013, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

Investor relations expense of approximately $33,000 and $30,000 during the three months ended March 31, 2014, and 2013, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  These warrants vest through 2017 contingent upon continuous investor relations service under the consulting agreement with Genesis.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

11. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2010 through 2013 remain open for examination in various tax jurisdictions in which we operate.  As of March 31, 2014, and December 31, 2013, we recognized no material adjustments in connection with uncertain tax positions.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $929,000 based upon an annuity single premium value contract plus accrued interest was outstanding at March 31, 2014, and was included in post-retirement benefits.  As of March 31, 2014, no payments have been made pursuant to this agreement.

In June 2009 our Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at March 31, 2014, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the pending litigation discussed in Note 15, all amounts which have not met termination dates remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2014, and December 31, 2013, we had a non-controlling equity interest (35%) of approximately $53.7 million and $54.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2014.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2014	2013	2012
	(Thousands of Dollars)
Sales	$267	$31,162	$-
Gross Profit	639	9,906	-
General, administrative and other expenses	2,588	2,786	577
Net Income (loss)	$(1,949)	$7,120	$(577)

Financial Position

	March 31, 2014	December 31, 2013
	(Thousands of Dollars)
Current assets	$41,050	$32,923
Noncurrent assets	264,431	264,997
Total assets	$305,481	$297,920

Current liabilities	$27,565	$22,497
Long term liabilities	80,268	75,826
Shareholders' equity	197,648	199,597
	$305,481	$297,920

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the quarters ended March 31, 2014, and 2013, is comprised of the following:

	2014	2013
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$(687)	$2,627
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	337	337
Equity in earnings of AMAK	$(350)	$2,964

At December 31, 2013, we had an outstanding advance to AMAK of approximately $0.5 million for interim funding on a short term basis. The amount was outstanding at March 31, 2014; however, the entire balance owed was paid in the second quarter of 2014.

See our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

14. RELATED PARTY TRANSACTIONS

Legal fees of approximately $46,000 and $27,000 were incurred during the three months ended March 31, 2014, and 2013, respectively, to the law firm of Germer Gertz, LLP of which Charles W. Goehringer, Jr. is a minority partner.  Mr. Goehringer acts as corporate counsel for the Company.

Ghazi Sultan, a Company director, was paid $35,000 during the three months ended March 31, 2014, and 2013, for serving as the Company’s Saudi branch representative.

Consulting fees of approximately $21,000 and $20,000 were incurred during the three months ended March 31, 2014, and 2013, respectively, from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at March 31, 2014, and 2013, is $66,570 related to this guaranty.

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby the Company agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to complete construction of the AMAK facilities and to provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of the investment.

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

On December 20, 2010, South Hampton received notice of a lawsuit filed in the 88th Judicial District Court of Hardin County, Texas.  The suit alleges that the plaintiff sustained injuries when he fell off his employer’s truck while in South Hampton’s facility.  On February 26, 2014, South Hampton’s insurer settled the case.

No accruals have been recorded for these last 2 claims.  We are involved in various claims and lawsuits incidental to our business.

Environmental Remediation -

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013 the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  PEVM completed the cleanup during the first quarter of 2014, and the contractor demobilized from the site. PEVM is working to receive a no-further-action letter (NFA), or equivalent, from BLM.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA on October 30, 2013.    We agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.  An accrual for $350,000 was recorded by PEVM in 2010 and $171,000 remained outstanding at March 31, 2014.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management.  Our accounting and financial reporting fairly reflect its business model involving the manufacturing and marketing of petrochemical products.  Our business model involves the manufacture and sale of tangible products.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2013.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.

Review of First Quarter 2014 Results

We reported first quarter 2014 earnings of $2.6 million down from $4.8 million from the first quarter of 2013. Basic earnings per share of $0.11 were reported for 2014, down $0.09 from 2013.  Sales volume of our petrochemical products increased 27.9%, and sales revenue from our petrochemical products increased by 20.9% as compared to the first quarter of 2013.  This generated an increase in operating income of $1.3 million from 2013; however, our equity in earnings from AMAK decreased 111.8% significantly dampening net income.  See section below entitled “Equity in Earnings (Losses) of AMAK” for more information.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Days sales outstanding in accounts receivable	34.3	34.1	34.1
Days sales outstanding in inventory	16.8	18.6	21.0
Days sales outstanding in accounts payable	10.3	11.4	11.0
Days of working capital	40.8	41.4	44.1

Our days sales outstanding in inventory decreased due to a partial shutdown in production during March for maintenance on one of the processing units.

Sources and Uses of Cash

Cash and cash equivalents decreased $1.9 million during the three months ended March 31, 2014, as compared to a decrease of $5.9 million for the three months ended March 31, 2013.

The change in cash and cash equivalents is summarized as follows:

	2014	2013
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$2,060	$(2,515)
Investing activities	(1,720)	(8,992)
Financing activities	(2,255)	5,650
Decrease in cash and equivalents	$(1,915)	$(5,857)
Cash and cash equivalents	$5,693	$3,651

Operating Activities

Cash provided by operating activities totaled $2.1 million for the first three months of 2014, $4.6 million higher than 2013.    For the first three months of 2014 net income decreased by approximately $1.8 million as compared to the corresponding period of 2013. Major non-cash items affecting income included an increase in share-based compensation of approximately $0.2 million and a decrease in the equity in earnings of AMAK of approximately $3.3 million.

Factors leading to an increase in cash provided by operating activities included:

•
Trade receivables increased approximately $2.4 million (due to an increase in foreign sales with longer payment terms) as compared to an increase of approximately $4.2 million in 2013(due to a 1.0% increase in price per gallon and a 4.7% increase in volume sold above the fourth quarter of 2013 and an increase in sales in the last month of the quarter);

•
Inventory decreased slightly by approximately $0.1 million (due to increased sales volume offset by increased deferred sales) as compared to an increase of approximately $2.5 million (due to an increase in production during first quarter 2013 in preparation for a maintenance shutdown) in 2013; and

•	Prepaid expenses and other assets decreased approximately $0.5 million (primarily due to a decrease in prepaid insurance) while in 2013 the same accounts increased only slightly.

These provisions of cash were partially offset by the following decreases in cash used by operations:

•
Income tax receivable decreased approximately $0.3 million in 2014 (due to the receivable being used for the 2014 estimated tax payment) as compared to a decrease of approximately $1.2 million (also due to the receivable being used for the 2013 estimated tax payment) in 2013;

•
Accounts payable and accrued liabilities decreased approximately $0.6 million (primarily due to decreases in accruals for raw materials) while in 2013 the same accounts decreased by $0.4 million (primarily due to decreases in accruals for raw materials, freight and derivative settlements); and

•	Other liabilities remained steady in 2014 compared to an increase of approximately $0.5 million in 2013 (due to the receipt of payment from a tolling customer for changes to their unit).

Investing Activities

Cash used by investing activities during the first three months of 2014 was approximately $1.7 million, representing a decrease of approximately $7.3 million over the corresponding period of 2013. During the first three months of 2014 we purchased equipment for upgrading tankage, expanded our sales loading rack facility, and various other improvements.  During the first three months of 2013 we purchased equipment for debottlenecking our Penhex Unit, expansion of our sales loading rack facility, and various other improvements.  In the first quarter of 2013 we also purchased an additional $7.5 million of stock in AMAK.

Financing Activities

Cash used by financing activities during the first three months of 2014 was approximately $2.3 million versus cash provided of $5.7 million during the corresponding period of 2013.  During 2014 we made principal payments on our line of credit of $2.0 million and on our term debt of $0.4 million.  During 2013 we drew $6.0 million on our line of credit for working capital purposes and to fund the capital contribution to AMAK as well as made principal payments of $0.4 million on our term debt.

Anticipated Cash Needs

We believe that we are capable of supporting our operating requirements and capital expenditures through internally generated funds supplemented with advances from debt.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	2014	2013	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$62,392	$51,620	$10,772	20.9%
Processing	1,708	1,125	583	51.8%
Gross Revenue	$64,100	$52,745	$11,355	21.5%

Volume of Sales (gallons)
Petrochemical Products	18,825	14,721	4,104	27.9%

Cost of Sales	$55,386	$46,066	$9,320	20.2%
Total Operating Expense**	12,062	10,233	1,829	17.9%
Natural Gas Expense**	1,827	1,242	585	47.1%
Operating Labor Costs**	2,749	2,511	238	9.5%
Transportation Costs**	4,808	4,041	767	19.0%
General & Administrative Expense	4,189	3,505	684	19.5%
Depreciation*	1,004	954	50	5.2%
Equity in Earnings (Losses) of AMAK	(350)	2,964	(3,314)	(111.8%)
Capital Expenditures	$1,720	$1,492	$228	15.3%
*Includes $865 and $825 for 2014 and 2013, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the first quarter of 2014 from 2013 by approximately 21.5% due to an increase in volume of 27.9% and an increase in processing revenue of 51.8%.

Petrochemical Product Sales

Petrochemical product sales increased by 20.9% during the first quarter of 2014 from 2013 due to an increase in volume of 27.9% offset by a 5.5% decrease in the average selling price.  The majority of increased sales volume related to shipments above contracted volume to one customer.  Foreign sales volume increased to 35.3% of total volume from 23.0% in first quarter 2013.

Processing

Processing revenues increased by 51.8% during the first quarter of 2014 from 2013 due to an increase in fees charged under new contracts.

Cost of Sales

Cost of Sales increased 20.2% during the first quarter of 2014 from 2013 due to increased volumes processed offset slightly by a decrease in the average cost per gallon of feedstock.  Volume processed increased 20.3% due to higher demand, and average feedstock price per gallon decreased 6.4% during 2014 from 2013.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense increased 17.9% during the first quarter of 2014 from 2013.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 47.1% during 2014 from 2013 due to an increase in the average per unit cost and an increase in the quantity purchased.  The average price per MMBTU for the first quarter of 2014 was $4.97 whereas, for 2013 the per-unit cost was $3.57.  Volume also increased to approximately 358,000 MMBTU from about 352,000 MMBTU.

Labor costs were higher by approximately 9.5% due to cost of living adjustments and the addition of 3 employees.

Transportation costs were higher by 19.0% due to the increased volume sold.  These costs are recovered through the Company’s selling price.  Higher transportation costs accounted for 42.0% of the increase in operating expense.

General and Administrative Expense

General and Administrative costs for the first quarter of 2014 from 2013 increased by 19.5% due primarily to increases in officer compensation (due to a stock option grant) insurance premiums (health, property, and liability premiums increased), property taxes (due to an increased basis), consulting fees (due to additional contractors being used), and accounting fees (due to additional costs associated with accounting for AMAK).

Depreciation

Depreciation increased 5.2% during the first quarter of 2014 from 2013 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK

As discussed in Note 1 of the notes to the unaudited financial statements, we account for our investment in AMAK using the equity method of accounting. Our share of AMAK’s results of operations for the first quarter of 2014 as compared to 2013 decreased substantially due to a total lack of revenues in AMAK for the first quarter of 2014.  Because of the relationship between production capacity of the AMAK mill and the quantity of concentrate typically loaded on the ships, AMAK only has eight to ten shipments annually.  According to AMAK’s financial plan, the warehouse was substantially emptied as of the end of 2013.  While production remained steady and a full load of each product was accumulated in time for first quarter shipment, delays in vessel arrivals prevented any movements prior to March 31.  The accumulated material shipped in April; and assuming production continues at a steady pace, material should ship at a normal pace throughout the year.

Capital Expenditures

Capital Expenditures increased 15.3% during the first quarter of 2014 from 2013 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$5,565	$1,728	$2,816	$919	$102
Long-Term Debt Obligations	10,889	1,400	7,289	2,200	-
Total	$16,454	$3,128	$10,105	$3,119	$102

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330,000,000 SR (US$88,000,000) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88,000,000 from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of property and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 9 on pages 9 through 10 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 9 through 10 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 15 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

DATE:  May 9, 2014   ARABIAN AMERICAN DEVELOPMENT COMPANY
                                      (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer