Form 10-Q
period 2014-06-30
TRECORA RESOURCES
filed 2014-08-06
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-33926

TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

DELAWARE	75-1256622
(State or other jurisdiction of	(I.R.S. employer incorporation or
organization)	identification no.)

1650 Hwy 6 South, Suite 190	77478
Sugar Land, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (409) 385-8300

Arabian American Development Company
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
Yes       No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 5, 2014: 24,164,700.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2014 (unaudited)	DECEMBER 31, 2013
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$6,379	$7,608
Trade receivables, net	28,176	22,069
Advance to AMAK	-	536
Inventories	11,702	12,063
Prepaid expenses and other assets	2,269	2,075
Contractual based intangible assets, net	-	104
Taxes receivable	-	571
Deferred income taxes	1,113	1,324
Total current assets	49,639	46,350

Plant, pipeline and equipment, net	43,222	41,925

Investment in AMAK	53,751	54,095
Mineral properties in the United States	588	588
Other assets	586	709

TOTAL ASSETS	$147,786	$143,667
LIABILITIES
Current Liabilities
Accounts payable	$7,006	$7,362
Accrued interest	80	102
Current portion of derivative instruments	215	292
Accrued liabilities	4,338	3,060
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	282	278
Current portion of long-term debt	1,400	1,400
Current portion of other liabilities	1,425	1,654
Total current liabilities	14,886	14,288

Long-term debt, net of current portion	8,139	11,839
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	251	319
Other liabilities, net of current portion	775	1,369
Deferred income taxes	11,141	11,984
Total liabilities	35,841	40,448

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.9 million and 23.8 million shares in 2014 and 2013, respectively	2,386	2,383
Additional paid-in capital	47,125	46,064
Accumulated other comprehensive loss	(303)	(366)
Retained earnings	62,448	54,849
Total Trecora Resources Stockholders’ Equity	111,656	102,930
Noncontrolling Interest	289	289
Total equity	111,945	103,219

TOTAL LIABILITIES AND EQUITY	$147,786	$143,667

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$72,842	$54,762	$135,234	$106,382
Processing Fees	1,711	1,213	3,419	2,338
	74,553	55,975	138,653	108,720

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $868, $838, $1,733, and $1,663, respectively)	62,853	47,408	118,239	93,474

GROSS PROFIT	11,700	8,567	20,414	15,246

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,154	3,452	8,343	6,957
Depreciation	136	131	275	260
	4,290	3,583	8,618	7,217

OPERATING INCOME	7,410	4,984	11,796	8,029

OTHER INCOME (EXPENSE)
Interest Income	9	--	18	1
Interest Expense	11	(123)	(99)	(238)
Losses on Cash Flow Hedge Reclassified from OCI	(63)	(80)	(130)	(158)
Equity in earnings (loss) of AMAK	6	4,732	(344)	7,696
Miscellaneous Expense	(4)	(69)	(49)	(89)
	(41)	4,460	(604)	7,212

INCOME BEFORE INCOME TAXES	7,369	9,444	11,192	15,241

INCOME TAXES	2,369	3,135	3,593	4,146

NET INCOME	5,000	6,309	7,599	11,095

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$5,000	$6,309	$7,599	$11,095

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.21	$0.26	$0.32	$0.46

Basic Weighted Average Number of Common Shares Outstanding	24,165	24,110	24,158	24,108

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.20	$0.26	$0.31	$0.45

Diluted Weighted Average Number of Common Shares Outstanding	24,813	24,652	24,866	24,655

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	(thousands of dollars)

NET INCOME	$5,000	$6,309	$7,599	$11,095

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized holding gains arising during period	82	152	193	285
Less: reclassification adjustment for losses included in net income	63	80	130	158

OTHER COMPREHENSIVE GAIN, NET OF TAX	19	72	63	127

COMPREHENSIVE INCOME	$5,019	$6,381	$7,662	$11,222

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2014	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	218	-	-	218	-	218
Issued to Employees	-	-	701	-	-	701	-	701
Warrants	-	-	54	-	-	54	-	54
Common stock
Issued to Employees	32	3	88	-	-	91	-	91
Unrealized Gain on Interest Rate Swap (net of income tax expense of $34)	-	-	-	63	-	63	-	63
Net Income	-	-	-	-	7,599	7,599	-	7,599

JUNE 30, 2014	23,864	$2,386	$47,125	$(303)	$62,448	$111,656	$289	$111,945

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income Attributable to Trecora Resources	$7,599	$11,095
Adjustments to Reconcile Net Income Attributable to Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	2,008	1,923
Amortization of Contractual Based Intangible Asset	104	125
Accretion of Notes Receivable Discounts	(18)	(2)
Unrealized Gain on Derivative Instruments	(48)	-
Stock-based Compensation	973	548
Deferred Income Taxes	(665)	1,148
Postretirement Obligation	4	5
Equity in (earnings) losses of AMAK	344	(3,700)
Gain from additional equity issuance by AMAK	-	(3,996)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(6,107)	(5,279)
Decrease in Notes Receivable	141	20
Decrease in Taxes Receivable	571	1,182
(Increase) Decrease in Inventories	361	(2,476)
Increase in Prepaid Expenses	(196)	(547)
Increase in Accounts Payable and Accrued Liabilities	922	249
Increase (Decrease) in Accrued Interest	(22)	2
Increase in Other Liabilities	-	500

Net Cash Provided by Operating Activities	5,971	797

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(4,127)	(3,142)
Addition to Investment in AMAK	-	(7,500)
Advance to AMAK, net	536	1,719

Net Cash Used in Investing Activities	(3,591)	(8,923)

FINANCING ACTIVITIES
Issuance of Common Stock	91	44
Additions to Long-Term Debt	3,000	6,000
Repayment of Long-Term Debt	(6,700)	(2,700)

Net Cash Provided by (Used in) Financing Activities	(3,609)	3,344

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,229)	(4,782)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,608	9,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,379	$4,726

Supplemental disclosure of cash flow information:
Cash payments for interest	$245	$388
Cash payments for taxes	$2,659	$1,390
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$823	$540
Unrealized gain on interest rate swap, net of tax expense	$63	$127

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Trecora Resources and its subsidiaries.

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of results for the year ending December 31, 2014.

We operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company owns a 35% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 13.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In June 2014 the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

3. TRADE RECEIVABLES

Trade receivables, net, at June 30, 2014, and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Trade receivables	$28,386	$22,279
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$28,176	$22,069

Trade receivables serving as collateral for the Company’s line of credit with a domestic bank were $21.4 million and $17.7 million at June 30, 2014, and December 31, 2013, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Raw material	$3,059	$2,403
Petrochemical products	8,643	9,660
Total inventory	$11,702	$12,063

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At June 30, 2014, and December 31, 2013, current cost exceeded LIFO value by approximately $2.4 million and $1.5 million, respectively.

Inventories serving as collateral for the Company’s line of credit with a domestic bank were $4.4 million and $4.9 million at June 30, 2014, and December 31, 2013, respectively (see Note 7).

Inventory included products in transit valued at approximately $5.8 million and $4.4 million at June 30, 2014, and December 31, 2013, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment at June 30, 2014, and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	73,458	71,115
Construction in progress	2,606	824
Total plant, pipeline and equipment	79,253	75,128
Less accumulated depreciation and amortization	(36,031)	(33,203)
Net plant, pipeline and equipment	$43,222	$41,925

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first six months of 2014 included preparation for the D-Train expansion, construction of additional warehousing, installation of additional truck loading stations, and various other improvements facility-wide.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,068, $3,184, $42,135 and $6,368 for the three and six months ended June 30, 2014, and 2013, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and six months ended June 30, 2014, and 2013, respectively.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$5,000	24,165	$0.21	$6,309	24,110	$0.26

Dilutive stock options outstanding		648			542

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$5,000	24,813	$0.20	$6,309	24,652	$0.26

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$7,599	24,158	$0.32	$11,095	24,108	$0.46

Dilutive stock options outstanding		708			547

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$7,599	24,866	$0.31	$11,095	24,655	$0.45

At June 30, 2014, and 2013, 662,068 and 449,189 potential common stock shares were issuable upon the exercise of options.

The earnings per share calculations for the periods ended June 30, 2014, and 2013, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At June 30, 2014, there was a short-term amount of $1.4 million and a long-term amount of $4.7 million outstanding. At December 31, 2013, there was a short-term amount of $1.4 million and a long-term amount of $5.4 million outstanding.   The interest rate on the loan varies according to several options.  At June 30, 2014, and December 31, 2013, the rate was 2.25%.  However, as discussed in Note 9, effective August 2008, the Company entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2018, and ultimately increase the availability of the line to $18.0 million based upon our accounts receivable and inventory.  At June 30, 2014, and December 31, 2013, there was a long-term amount outstanding of $3.5 million and $6.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At June 30, 2014, and December 31, 2013, the rate was 2.25%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At June 30, 2014, approximately $14.5 million was available to be drawn, and the Company was in compliance with all covenants.

On July 10, 2014, we entered into a credit agreement with a domestic bank for a $25.0 million multiple advance term loan facility to finance the construction of the capital expansion project known as “D-Train” in 2014 through 2015.  D-Train will be located at South Hampton’s petrochemical facility in Silsbee, Texas and will increase penhex capacity from 6,700 barrels per day to approximately 11,000 barrels per day.  The loan will be secured by a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, an Assignment of Rights Under Construction Contracts, Permits, Plans and Contracts.  Borrowing availability under the loan began on July 10, 2014 and ends on December 31, 2015.  The loan converts from a multiple advance loan to a “mini-perm” loan once we have fulfilled certain obligations such as certification that construction was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier; provided that the conversion date may not occur after December 31, 2015.   On the date the loan converts into mini-perm loan, the

loan will amortize based on a fifteen year commercial style amortization method and installments of principal and interest shall be due on the first business day of each January, April, July and October until the maturity date when all outstanding principal and interest is due and payable.  The interest rate on the loan varies according to several options.  At June 30, 2014, no amounts were outstanding.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2014, and December 31, 2013:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$466	$-	$466	$-

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$563	$-	$563	$-
Commodity financial instruments	48	48

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate the fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of accounts receivable, notes receivable, taxes receivable, advance to AMAK, accounts payable, accrued interest, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt and notes payable.  We used observable inputs that would qualify as Level 1 inputs to make our assessment of the approximate fair value of cash and cash equivalents.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2014, no commodity financial instruments were outstanding.  At December 31, 2013, we had derivative contracts with settlement dates through February 2014.  For additional information see Note 9.

Interest Rate Swap

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the London InterBank Offered Rate (“LIBOR”) rate.  We have designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2014, and 2013, represented approximately 81.8% and 79.7% of our operating expenses, respectively.

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

Generally, financial contracts are not designated as hedges.  As of June 30, 2014, South Hampton had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Unrealized loss	$-	$-	$(48)	$-
Realized gain	-	-	87	-
Net gain	$-	$-	$39	$-

	June 30, 2014	December 31, 2013

Fair value of financial contracts – liability	$-	$48

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended June 30, 2014, and 2013.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% and 0% for the three months and 0% and 0% for the six months ended June 30, 2014, and 2013, respectively.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.75 million at June 30, 2014.  South Hampton receives credit for payments of variable interest made on the term loan’s variable rates, which are based upon LIBOR, and pays Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Comprehensive Income. We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	June 30,
	2014	2013
Other Comprehensive Loss
Cumulative loss	$(466)	$(696)
Deferred tax benefit	163	243
Net cumulative loss	$(303)	$(453)

Interest expense reclassified from other comprehensive loss	$130	$158

	June 30, 2014	December 31, 2013

Fair value of interest rate swap - liability	$466	$563

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of June 30, 2014, predicted to be reclassified into earnings within the next 12 months is approximately $215,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during the three months and six months ended June 30, 2014, was approximately $277,000 and $400,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2014	1,326,360	$4.75
Granted	500,000	12.26
Exercised	(31,820)	2.86
Expired	--	--
Cancelled	--	--
Forfeited	(20,000)	$2.82
Outstanding at June 30, 2014	1,774,540	$6.92	7.1
Exercisable at June 30, 2014	662,068	$4.53	5.9

The fair value of the previously issued options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $76,000 and $94,000 during the three months and $170,000 and $189,000 during the six months ended June 30, 2014, and 2013, respectively, were recognized related to options to purchase shares vesting through 2017.

Excluding the options granted in 2014 as disclosed above, employee compensation of approximately $150,000 and $119,000 during the three months and $300,000 and $238,000 during the six months ended June 30, 2014, and 2013, respectively, was recognized related to options with a 4 year vesting period awarded to officers and key employees.  These options vest through 2017.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $49,000 during the six months ended June 30, 2014, and 2013, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

Investor relations expense of approximately $21,000 and $42,000 during the three months and $54,000 and $71,000 during the six months ended June 30, 2014, and 2013, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  These warrants vest through 2017 contingent upon continuous investor relations service under the consulting agreement with Genesis.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

11. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2010 through 2013 remain open for examination in various tax jurisdictions in which we operate.  As of June 30, 2014, and December 31, 2013, we recognized no material adjustments in connection with uncertain tax positions.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $900,000 based upon an annuity single premium value contract plus accrued interest was outstanding at June 30, 2014, and was included in post-retirement benefits.  As of June 30, 2014, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at June 30, 2014, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the outstanding litigation discussed in Note 15, all amounts which have not met termination dates remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of June 30, 2014, and December 31, 2013, the Company had a non-controlling equity interest (35%) of approximately $53.8 million and $54.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2014.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Sales	$30,431	$15,333	$30,698	$46,495
Gross Profit	4,045	8,128	4,684	18,034
General, administrative and other expenses	4,982	7,029	7,570	9,815
Net Income (loss)	$(937)	$1,099	$(2,886)	$8,219

Financial Position

	June 30,	December 31,
	2014	2013
	(Thousands of Dollars)
Current assets	$26,558	$32,923
Noncurrent assets	263,961	264,997
Total assets	$290,519	$297,920

Current liabilities	$16,109	$22,497
Long term liabilities	77,700	75,826
Shareholders' equity	196,710	199,597
	$290,519	$297,920

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three and six months ended June 30, 2014, and 2013, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$(331)	$399	$(1,018)	$3,026
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	674	674
Gain from additional equity issuance by AMAK	-	3,996	-	3,996
Equity in income (loss) of AMAK	$6	$4,732	$(344)	$7,696

At December 31, 2013, we had an outstanding advance to AMAK of approximately $0.5 million for interim funding on a short term basis.  The entire balance owed was paid in the second quarter of 2014; therefore, at June 30, 2014, there was no amount outstanding.

See our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

14. RELATED PARTY TRANSACTIONS

Ghazi Sultan, a former Company director, was paid $35,000 during both three month periods and $69,000 during both six month periods ended June 30, 2014, and 2013, respectively for serving as the Company’s Saudi branch representative.

Consulting fees of approximately $0 and $35,000 were incurred during the three month periods and $21,000 and $55,000 during the six month periods ended June 30, 2014, and 2013, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at June 30, 2014, and 2013, is $66,570 related to this guaranty.

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at June 30, 2014, was 269.8 million Saudi Riyals (US$71.9 million).

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

In March 2011 Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  On July 24, 2013, the 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter.  On May 22, 2014, the Ninth Court of Appeals affirmed the dismissal for want of prosecution. Mr. El-Khalidi recently filed a motion for extension of time to file petition for review with the Texas Supreme Court on July 18, 2014 presumably evidencing his intent to further appeal the dismissal.  In addition, on May 1, 2014, Mr. El-Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas where it is currently pending.  The Company believes that the claims are unsubstantiated and plans to vigorously defend the case.    Liabilities of approximately $1.1 million remain recorded, and the stock options at issue will continue to accrue in accordance with their own terms until all matters are resolved.

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

Environmental Remediation -

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013 the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  PEVM completed the cleanup during the first quarter of 2014, and the contractor demobilized from the site. PEVM received a no-further-action letter (NFA) from BLM in July 2014.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA in October 2013.  We agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.  An accrual for $350,000 was recorded by PEVM in 2010 and $171,000 remained outstanding at June 30, 2014.

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

Review of Second Quarter and Year-to-Date 2014 Results

We reported second quarter 2014 earnings of $5.0 million down $1.3 million from the second quarter of 2013. Basic earnings per share of $0.21 were reported for second quarter 2014, down $0.05 from 2013.  Second quarter 2013 earnings included a gain from the additional equity issuance by AMAK of approximately $4.0 million and equity in earnings of about $0.7 million whereas there was no gain in second quarter 2014 and only minimal equity in earnings.  Sales volume of our petrochemical products increased 32.0%, and sales revenue from our petrochemical products increased 33.0% as compared to the second quarter of 2013.  Second quarter 2014 represented a record quarter in terms of both sales volume and revenue.

We reported year-to-date 2014 earnings of approximately $7.6 million down $3.5 million from the first half of 2013.  Basic earnings per share of $0.32 were reported for the first half of 2014, down $0.14 from the first half of 2013.  As reported above, there was a gain from the additional equity issuance by AMAK of approximately $4.0 million in the first half of 2013.  Sales volume of our petrochemical products increased 30.0% from the first half of 2013, and sales revenue from petrochemical products increased 27.1%.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Days sales outstanding in accounts receivable	36.8	34.1	35.1
Days sales outstanding in inventory	15.3	18.6	20.5
Days sales outstanding in accounts payable	9.1	11.4	9.9
Days of working capital	42.9	41.4	45.7

Our days sales outstanding in accounts receivable increased as of the end of the second quarter of 2014 due to an increase in deferred sales.  Deferred sales increased by approximately $1.4 million over the second quarter of 2013.  Deferred sales are not recognized until the customer accepts delivery of the product and title has transferred.  The majority of these sales are to foreign customers with longer payment terms due to increased shipping times.  Our days sales outstanding in inventory decreased as of the end of the second quarter of 2014 due to increased demand for our products.

Sources and Uses of Cash

Cash and cash equivalents decreased $1.2 million during the six months ended June 30, 2014, as compared to a decrease of $4.8 million for the six months ended June 30, 2013.

The change in cash and cash equivalents is summarized as follows:

	2014	2013
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$5,971	$797
Investing activities	(3,591)	(8,923)
Financing activities	(3,609)	3,344
Decrease in cash and equivalents	$(1,229)	$(4,782)
Cash and cash equivalents	$6,379	$4,726

Operating Activities

Cash provided by operating activities totaled $6.0 million for the first half of 2014 which was $5.2 million higher than the first half of 2013.  For the first half of 2014 net income decreased by approximately $3.5 million as compared to the corresponding period of 2013. Major non-cash items affecting income included a decrease in the gain from additional equity issuance by AMAK of $4.0 million, a decrease in the equity in earnings from AMAK of $4.0 million, an increase in the share-based compensation of approximately $0.4 million, and a decrease in deferred income taxes of approximately $1.8 million.

Significant factors leading to an increase in cash provided by operating activities included:

•
Inventory decreased approximately $0.4 million (due to increased demand for our products) as compared to an increase of approximately $2.5 million (due to an increase in the amount of deferred sales at the end of the second quarter and an intentional build in preparation for hurricane season) in 2013 and

•
Accounts payable and accrued liabilities increased approximately $0.9 million (due to an increase in transportation, fuel gas, and property tax accruals and additional purchases relating to the D Train expansion) as compared to an increase of approximately $0.2 million in 2013.

These sources of cash were partially offset by the following decreases in cash provided by operations:

•
Trade receivables increased approximately $6.1 million (due to a 5.3% increase of volume sold and a 6.6% increase in average selling price as compared to the fourth quarter of 2013 and an increase in foreign sales with longer payment terms) as compared to an increase of approximately $5.3 million in 2013 (due to a 13.5% increase of volume sold compared to the fourth quarter of 2012 and an increase in foreign sales with longer payment terms),

•
Income tax receivable decreased approximately $0.6 million (due to the receivable being used for estimated taxes) as compared to a decrease of $1.2 million in 2013 (due to the receivable being used for the 2013 estimated tax payment).

Investing Activities

Cash used by investing activities during the first half of 2014 was approximately $3.6 million, representing a decrease of approximately $5.3 million over the corresponding period of 2013. During the first half of 2014 we began preparing for the expansion of our penhex unit (D-Train) and made various other facility improvements. During the first half of 2013 we purchased an additional $7.5 million of stock in AMAK, and expended $3.1 million for equipment for debottlenecking South Hampton’s penhex unit, expansion of the sales loading rack facility, and various other improvements.  These uses of cash were partially offset by the return of approximately $1.7 million from AMAK which was previously advanced.

Financing Activities

Cash used by financing activities during the first half of 2014 was approximately $3.6 million versus cash provided of $3.3 million during the corresponding period of 2013.  During 2014 we drew $3.0 million on our line of credit and made principal payments on our line of credit of $6.7 million and $0.7 million on our term debt.  During 2013 we drew $6.0 million on our line of credit for working capital purposes and to fund the capital contribution to AMAK and made principal payments of $0.7 million on our term debt and $2.0 million on our line of credit.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$72,842	$54,762	$18,080	33.0%
Processing	1,711	1,213	498	41.1%
Gross Revenue	$74,553	$55,975	$18,578	33.2%

Volume of Sales (gallons)
Petrochemical Products	20,745	15,711	5,034	32.0%

Cost of Sales	$62,853	$47,408	$15,445	32.6%
Total Operating Expense**	12,890	11,499	1,391	12.1%
Natural Gas Expense**	1,573	1,535	38	2.5%
Operating Labor Costs**	2,973	2,627	346	13.2%
Transportation Costs**	5,837	4,916	921	18.7%
General & Administrative Expense	4,154	3,452	702	20.3%
Depreciation*	1,004	969	35	3.6%

Equity in Earnings of AMAK	6	735	(729)	(99.2%)
Gain on Equity Issuance AMAK	-	3,996	(3,996)	(100.0%)
Capital Expenditures	2,407	1,650	757	45.9%
*Includes $868 and $838 for 2014 and 2013, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the second quarter of 2014 from 2013 by 33.2% due to an increase in volume of 32.0% and an increase in processing fees of 41.1%.

Petrochemical Product Sales

Petrochemical product sales increased 33.0% during the second quarter of 2014 from 2013 due to an increase in volume of 32.0% as noted above.  Our primary competitor experienced production interruptions which increased demand from customers who typically purchase product elsewhere.  In addition, one customer continued to require shipments above contracted volumes during the quarter.  As a note, deferred sales volume increased 15.0% during the second quarter of 2014 from 2013 which delays recognition until the subsequent quarter.

Processing

Processing revenues increased 41.1% during the second quarter of 2014 from 2013 as we continue to see the benefit of the increase in fees charged under new contracts.

Cost of Sales

Cost of Sales increased 32.6% during the second quarter of 2014 from 2013 due to higher volumes processed to support the demand mentioned above.  Volume processed increased 28.0%, and average feedstock price per gallon increased 6.1% during the second quarter of 2014 from 2013.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.

Total Operating Expense

Total Operating Expense increased 12.1% during the second quarter of 2014 from 2013.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 2.5% during the second quarter of 2014 as compared to the second quarter of 2013 primarily due to an increase in the average per unit cost.  The average price per MMBTU for the second quarter of 2014 was $4.58 whereas, for the second quarter of 2013 the per-unit cost was $4.32.  In addition, volume consumed increased slightly to approximately 347,000 MMBTU from about 345,000 MMBTU during the same period in 2013.

Labor costs were higher by 13.2% during the second quarter of 2014 as compared to the second quarter of 2013 because of higher profit sharing distributions during second quarter of 2014 based upon higher operating income.

Transportation costs were higher by 18.7% during the second quarter of 2014 as compared to the second quarter of 2013 due to the increase in the number of rail shipments.  We experienced a 24.8% increase in the number of rail shipments in the second quarter of 2014 as compared to the second quarter of 2013.  These shipments were primarily in support of the one customer requiring volumes above contracted amounts.   These costs are recovered through our selling price.

General and Administrative Expense

General and Administrative costs for the second quarter of 2014 from 2013 increased 20.3% due to increases in officer compensation (stock option grant), insurance premiums (health, property and liability increased), property taxes (increased basis), consulting fees (use of additional contractors), and accounting and auditing fees (additional costs associated with accounting for AMAK).

Depreciation

Depreciation increased 3.6% during the second quarter of 2014 from 2013 due to an increase in the amount of depreciable assets.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

Equity in Earnings (Losses) of AMAK decreased $0.7 million during the second quarter of 2014 from 2013.  See discussion in six months ended June 30, 2014, section below.

Our equity in AMAK’s results of operations for the three months ended June 30, 2013, included a gain from the additional equity issuance by AMAK of $4.0 million.  There was no gain in 2014.

Capital Expenditures

Capital Expenditures increased 45.9% during the second quarter of 2014 from 2013 primarily due to preparations for our D-Train expansion, expanding the sales loading rack and various other improvements.

Comparison of Six Months Ended June 30, 2014 and 2013

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$135,234	$106,382	$28,852	27.1%
Processing	3,419	2,338	1,081	46.2%
Gross Revenue	$138,653	$108,720	$29,933	27.5%

Volume of sales (thousand gallons)
Petrochemical products	39,570	30,432	9,138	30.0%

Cost of Sales	$118,239	$93,474	$24,765	26.5%
Total Operating Expense**	24,951	21,732	3,219	14.8%
Natural Gas Expense**	3,400	2,777	623	22.4%
Operating Labor Costs**	5,722	5,138	584	11.4%
Transportation Costs**	10,645	8,957	1,688	18.8%
General & Administrative Expense	8,343	6,957	1,386	19.9%
Depreciation*	2,008	1,923	85	4.4%

Equity in Earnings (Losses) of AMAK	(344)	3,699	(4,043)	(109.3%)
Gain on Equity Issuance AMAK	-	3,996	(3,996)	(100.0%)
Capital Expenditures	4,127	3,142	985	31.3%
*Includes $1,733 and $1,663 for 2014 and 2013, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased 27.5% during the first half of 2014 from 2013 primarily due to an increase in total sales volume of 30.0% and an increase in processing fees of 46.2%.

Petrochemical Product Sales

Petrochemical product sales increased 27.1% during the first half of 2014 from the first half of 2013 due to an increase in total sales volume of 30.0% as noted above.  As stated under the quarterly discussion, our volume increased primarily due a competitor’s production issues and one customer taking volumes above contracted amounts.

Processing

Processing revenues increased during the first half of 2014 from 2013 by 46.2% due to an increase in tolling fees charged under new contracts.

Cost of Sales

Cost of Sales increased 26.5% during the first half of 2014 from 2013 due to an increase in volume processed of 24.2% in support of the growth in demand.

Total Operating Expense

Total Operating Expense increased 14.8% during the first half of 2014 from 2013.  Natural gas, labor and transportation are the largest individual expenses in this category. The cost of natural gas purchased increased 22.4% during the first half of 2014 from 2013 due to higher per-unit costs and 1.1 % higher volumes.  The average price per MMBTU for the first half of 2014 was $4.78; whereas, for the first half of 2013 the per-unit cost was $3.94.  Volume purchased increased to approximately 705,000 MMBTU during the six months ended June 30, 2014, from about 697,000 MMBTU during the six months ended June 30, 2013.

Labor costs were higher by 11.4% during the first half of 2014 from 2013 because of higher profit sharing distributions during the first half of 2014 based upon higher operating income.

Transportation costs were higher by 18.8% during the first half of 2014 from 2013 mainly due to the increase in rail shipments. We experienced a 29.4% increase in the number of rail shipments in the first half of 2014 as compared to the

first half of 2013.   These costs are recovered through our selling price.  Higher transportation costs accounted for 52.4% of the increase in operating expense during the first six months of 2014.

General and Administrative Expense

General and Administrative costs increased 19.9% during the first half of 2014 from 2013 due to increases in officer compensation (stock option grant), insurance premiums (health, property and liability increased), property taxes (increased basis), consulting fees (use of additional contractors), accounting and auditing fees (additional costs associated with accounting for AMAK).

Depreciation

Depreciation increased 4.4% during the first half of 2014 from 2013 due to an increase in the amount of depreciable assets.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

Equity in Earnings (Losses) of AMAK decreased 109.3% during the first half of 2014 from 2013 due to reasons detailed below.  Our equity in AMAK’s results of operations for the six months ended June 30, 2013, also included a gain from the additional equity issuance by AMAK of $4.0 million.  There was no gain in 2014.

The mining sector as a whole has been depressed due to low metal prices and demand.  However, the performance of AMAK to date has been below our expectation, and steps are being taken to improve performance and solidify its position over the long term.  The project is self-supporting and cash flow is adequate to meet current needs.

For the six months ended June 30, 2014, shipments were 12.9% short of budgeted volumes as indicated in the table below.  There were no shipments in the first quarter of 2014 due to logistics delays and the rebuilding of warehouse stocks.  Sales on shipments in the second quarter of 2014, while up in number (4), were limited by volume shipped.  AMAK volumes (dmt) for the six months ended June 30, 2014, were as follows:

	Actual	Budgeted	Variance
Ore tons processed	328,394	341,020	(12,626)
Concentrate to the port
Copper	14,997	14,699	298
Zinc	15,830	16,215	(385)
	30,827	30,914	(87)

Shipments
Copper	11,856	14,699	(2,843)
Zinc	15,057	16,216	(1,159)
	26,913	30,915	(4,002)

In addition, AMAK faced operational issues including mechanical issues and water shortage which caused the plant run time to decrease to 64% versus the 80+% which has been the norm over the first 18 months of operation.  The water issues have been largely resolved with the addition of more wells, purchases of supplemental water via truck from nearby sources, and the addition of a dam and holding area in a nearby drainage area.  The mechanical problems, while a continued concern due to the remote location and lack of expertise within the country, are being addressed with the identification and stocking of critical spares and a change of management staff.

During 2014 AMAK hired a new CEO (who is a US citizen), a new mining engineer (who is a Canadian citizen), and a new mill manager (who is an Australian citizen).  Individuals previously in those positions did a creditable job in starting up the facility and getting it to the point of production.  However, the AMAK Board felt that for AMAK to advance to a consistent and profitable operation, a different set of skills was needed.  AMAK incurred expenses to transition the new and old personnel.

Finally, in an area in which AMAK has no control, average metal prices were softer for the period and affected AMAK’s financial results.  While copper prices may continue to be volatile, zinc prices are predicted to be stronger as time passes this year and next.

Improvements are expected over the last half of 2014.  Our expectation for better performance is based upon the activation of the precious metal circuit scheduled for October 2014; improved recoveries and product quality based upon better process control and improvements being installed in the mill equipment; an ore blending program which has been initiated and will help the product quality and production levels: and beginning in November 2014 a favorably revised and amended contract with the Chinese company who supplies the labor and many of the chemicals for the mill operation.

Capital Expenditures

Capital Expenditures increased 31.3% during the first half of 2014 from 2013 primarily due to preparations for D-Train expansion, expanding the sales loading rack and various other improvements.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,781	$1,821	$2,764	$738	$458
Long-Term Debt Obligations	9,539	1,400	2,800	5,339	-
Total	$15,320	$3,221	$5,564	$6,077	$458

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at June 30, 2014, was 269.8 million Saudi Riyals (US$71.9 million).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 8 on page 9 of this Form 10-Q.

Interest Rate Risk

Refer to Note 8 on page 9 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
3(a)	- Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on May 22, 2014
3(b)	- Restated Bylaws of the Company dated August 1, 2014
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
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(g)
- Fourteenth Amendment to Credit Agreement dated July 10, 2014, between South Hampton Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 16, 2014 (file No. 001-33926))

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

DATE:  August 6, 2014 TRECORA RESOURCES
                                          (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer