Form 10-Q
period 2014-09-30
TRECORA RESOURCES
filed 2014-11-07
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 5, 2014: 24,259,056.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2014 (unaudited)	DECEMBER 31, 2013
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$13,948	$7,608
Trade receivables, net	27,625	22,069
Advance to AMAK	-	536
Inventories	11,956	12,063
Prepaid expenses and other assets	2,520	2,075
Contractual based intangible assets, net	-	104
Taxes receivable	-	571
Deferred income taxes	839	1,324
Total current assets	56,888	46,350

Plant, pipeline and equipment, net	46,251	41,925

Investment in AMAK	53,408	54,095
Mineral properties in the United States	588	588
Other assets	772	709

TOTAL ASSETS	$157,907	$143,667
LIABILITIES
Current Liabilities
Accounts payable	$12,605	$7,362
Accrued interest	81	102
Current portion of derivative instruments	198	292
Accrued liabilities	3,881	3,060
Accrued liabilities in Saudi Arabia	140	140
Current portion of post-retirement benefit	284	278
Current portion of long-term debt	1,400	1,400
Current portion of other liabilities	1,080	1,654
Total current liabilities	19,669	14,288

Long-term debt, net of current portion	7,789	11,839
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	183	319
Other liabilities, net of current portion	706	1,369
Deferred income taxes	10,580	11,984
Total liabilities	39,576	40,448

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 23.9 million and 23.8 million shares in 2014 and 2013, respectively	2,395	2,383
Additional paid-in capital	47,673	46,064
Accumulated other comprehensive loss	(248)	(366)
Retained earnings	68,222	54,849
Total Trecora Resources Stockholders’ Equity	118,042	102,930
Noncontrolling Interest	289	289
Total equity	118,331	103,219

TOTAL LIABILITIES AND EQUITY	$157,907	$143,667

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(thousands of dollars)
REVENUES
Petrochemical Product Sales	$75,283	$59,354	$210,517	$165,737
Processing Fees	1,634	1,516	5,054	3,853
	76,917	60,870	215,571	169,590

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation of $881, $834, $2,614, and $2,497, respectively)	63,873	50,772	182,112	144,246

GROSS PROFIT	13,044	10,098	33,459	25,344

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,086	3,411	12,430	10,368
Depreciation	131	129	406	389
	4,217	3,540	12,836	10,757

OPERATING INCOME	8,827	6,558	20,623	14,587

OTHER INCOME (EXPENSE)
Interest Income	8	4	26	5
Interest Expense	(70)	(141)	(169)	(379)
Losses on Cash Flow Hedge Reclassified from OCI	(60)	(73)	(190)	(231)
Equity in earnings (loss) of AMAK	(343)	1,302	(687)	8,998
Miscellaneous Income (Expense)	2	(57)	(47)	(146)
	(463)	1,035	(1,067)	8,247

INCOME BEFORE INCOME TAXES	8,364	7,593	19,556	22,834

INCOME TAXES	2,590	2,372	6,183	6,519

NET INCOME	5,774	5,221	13,373	16,315

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$5,774	$5,221	$13,373	$16,315

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.24	$0.22	$0.55	$0.68

Basic Weighted Average Number of Common Shares Outstanding	24,175	24,116	24,163	24,110

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.23	$0.21	$0.54	$0.66

Diluted Weighted Average Number of Common Shares Outstanding	24,880	24,782	24,870	24,697

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(thousands of dollars)

NET INCOME	$5,774	$5,221	$13,373	$16,315

OTHER COMPREHENSIVE GAIN, NET OF TAX
Unrealized holding gains arising during period	115	120	308	405
Less: reclassification adjustment for losses included in net income	60	73	190	231

OTHER COMPREHENSIVE GAIN, NET OF TAX	55	47	118	174

COMPREHENSIVE INCOME	$5,829	$5,268	$13,491	$16,489

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2014	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	323	-	-	323	-	323
Issued to Employees	-	-	1,128	-	-	1,128	-	1,128
Warrants	-	-	79	-	-	79	-	79
Common stock
Issued to Employees	32	3	88	-	-	91	-	91
Issued to Directors	88	9	(9)	-	-	-	-	-
Unrealized Gain on Interest Rate Swap (net of income tax expense of $64)	-	-	-	118	-	118	-	118
Net Income	-	-	-	-	13,373	13,373	-	13,373

SEPTEMBER 30, 2014	23,952	$2,395	$47,673	$(248)	$68,222	$118,042	$289	$118,331

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income Attributable to Trecora Resources	$13,373	$16,315
Adjustments to Reconcile Net Income Attributable to Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	3,020	2,886
Amortization of Contractual Based Intangible Asset	104	188
Accretion of Notes Receivable Discounts	(26)	(5)
Unrealized (Gain) Loss on Derivative Instruments	(48)	39
Stock-based Compensation	1,530	882
Deferred Income Taxes	(982)	1,240
Postretirement Obligation	6	5
Equity in (earnings) losses of AMAK	687	(5,001)
Gain from additional equity issuance by AMAK	-	(3,997)
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(5,556)	(4,518)
(Increase) Decrease in Notes Receivable	211	(357)
Decrease in Income Tax Receivable	571	1,182
(Increase) Decrease in Inventories	107	(3,270)
Increase in Prepaid Expenses	(695)	(915)
Increase in Accounts Payable and Accrued Liabilities	6,064	634
Increase (Decrease) in Accrued Interest	(21)	13
Increase in Other Liabilities	-	2,255

Net Cash Provided by Operating Activities	18,345	7,576

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(8,582)	(5,156)
Addition to Investment in AMAK	-	(7,862)
Advance to AMAK, net	536	2,016

Net Cash Used in Investing Activities	(8,046)	(11,002)

FINANCING ACTIVITIES
Issuance of Common Stock	91	44
Additions to Long-Term Debt	3,000	6,000
Repayment of Long-Term Debt	(7,050)	(5,050)

Net Cash Provided by (Used in) Financing Activities	(3,959)	994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,340	(2,432)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,608	9,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,948	$7,076

Supplemental disclosure of cash flow information:
Cash payments for interest	$372	$587
Cash payments for taxes	$5,859	$3,006
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$1,236	$819
Unrealized gain on interest rate swap, net of tax expense	$118	$174

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

Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of results for the year ending December 31, 2014.

We currently operate in one segment and all revenue originates from United States’ sources and all long-lived assets owned are located in the United States.

The Company owns a 35% interest in Al Masane Al Kobra Mining Company (“AMAK”), a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 13.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In June 2014 the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2014	December 31, 2013
	(thousands of dollars)
Trade receivables	$27,835	$22,279
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$27,625	$22,069

Trade receivables serving as collateral for our line of credit with a domestic bank were $22.1 million and $17.7 million at September 30, 2014, and December 31, 2013, respectively (see Note 7).

4. INVENTORIES

Inventories include the following:

	September 30, 2014	December 31, 2013
	(thousands of dollars)
Raw material	$3,802	$2,403
Petrochemical products	8,154	9,660
Total inventory	$11,956	$12,063

Inventories are recorded at the lower of cost, determined on the last-in, first-out method (LIFO), or market.  At September 30, 2014, and December 31, 2013, current cost exceeded LIFO value by approximately $1.7 million and $1.5 million, respectively.

Inventories serving as collateral our line of credit with a domestic bank were $4.3 million and $4.9 million at September 30, 2014, and December 31, 2013, respectively (see Note 7).

Inventory included products in transit valued at approximately $5.6 million and $4.4 million at September 30, 2014, and December 31, 2013, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	1,577	1,577
Plant, pipeline and equipment	74,021	71,115
Construction in progress	6,467	824
Total plant, pipeline and equipment	83,677	75,128
Less accumulated depreciation and amortization	(37,426)	(33,203)
Net plant, pipeline and equipment	$46,251	$41,925

Plant, pipeline, and equipment serve as collateral for a $14.0 million term loan with a domestic bank (see Note 7).

Construction in progress during the first nine months of 2014 included preparation for the D Train expansion, construction of additional warehousing, installation of additional truck loading stations, and various other improvements facility-wide.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067, $9,558, $63,202 and $28,674 for the three and nine months ended September 30, 2014, and 2013, respectively.

6. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and nine months ended September 30, 2014, and 2013, respectively.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$5,774	24,175	$0.24	$5,221	24,116	$0.22

Dilutive stock options outstanding		705			666

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$5,774	24,880	$0.23	$5,221	24,782	$0.21

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$13,373	24,163	$0.55	$16,315	24,110	$0.68

Dilutive stock options outstanding		707			587

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$13,373	24,870	$0.54	$16,315	24,697	$0.66

At September 30, 2014, and 2013, 1,560,540 and 1,233,860 potential common stock shares were issuable upon the exercise of options.  In addition, at September 30, 2014, 100,000 potential common stock shares were issuable upon the exercise of warrants.

The earnings per share calculations for the periods ended September 30, 2014, and 2013, include 300,000 shares of the Company that are held in the treasury of TOCCO.

7. LIABILITIES AND LONG-TERM DEBT

In September 2007 we entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into in November 2008 which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note is collateralized by plant, pipeline and equipment. The agreement expires October 31, 2018.  At September 30, 2014, there was a short-term amount of $1.4 million and a long-term amount of $4.3 million outstanding. At December 31, 2013, there was a short-term amount of $1.4 million and a long-term amount of $5.4 million outstanding.   The interest rate on the loan varies according to several options.  At September 30, 2014, and December 31, 2013, the rate was 2.25%.  However, as discussed in Note 9, effective August 2008, we entered into a pay-fixed, receive-variable interest rate swap with the lending bank which has the effect of converting the interest rate on $10.0 million of the loan to a fixed rate.  Principal payments of $350,000 are paid quarterly with interest paid monthly.

In May 2006 we entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory.    The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2018, and ultimately increase the availability of the line to $18.0 million based upon our accounts receivable and inventory.  At September 30, 2014, and December 31, 2013, there was a long-term amount outstanding of $3.5 million and $6.5 million, respectively. The credit agreement contains a sub-limit of $3.0 million available to be used in support of the hedging program.  The interest rate on the loan varies according to several options.  At September 30, 2014, and December 31, 2013, the rate was 2.25%.  The borrowing base is determined by a formula in the loan agreement. If the amount outstanding exceeds the borrowing base, a principal payment is due to reduce the amount outstanding to the calculated borrowing base.  Interest is paid monthly.  Loan covenants that must be maintained quarterly include EBITDA, capital expenditures, dividends payable to parent, and leverage ratio. Interest on the loan is paid monthly and a commitment fee of 0.25% is due quarterly on the unused portion of the loan. At September 30, 2014, approximately $14.5 million was available to be drawn, and the Company was in compliance with all covenants.

On July 10, 2014, we entered into a credit agreement with a domestic bank for a $25.0 million multiple advance term loan facility to finance the construction of the capital expansion project known as “D Train” in 2014 through 2015.  D Train will be located at South Hampton’s (our wholly owned subsidiary) petrochemical facility in Silsbee, Texas and will increase penhex capacity from 6,700 barrels per day to approximately 11,000 barrels per day.  The loan will be secured by a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, an Assignment of Rights Under Construction Contracts, Permits, Plans and Contracts.  Borrowing availability under the loan began on July 10, 2014 and ends on December 31, 2015.  The loan converts from a multiple advance loan to a “mini-perm” loan once we have fulfilled certain obligations such as certification that construction was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier; provided that the conversion date may not occur after December 31, 2015.   On the date the loan converts into mini-perm loan, the loan will amortize based on a fifteen year commercial style amortization method and installments of principal and interest shall be due on the first business day of each January, April, July and October until the maturity date when all outstanding principal and interest is due and payable.  The interest rate on the loan varies according to several options.  At September 30, 2014, no amounts were outstanding.

All of the above loans were replaced with an amended and restated credit agreement on October 1, 2014.  For additional information see Note 16.

8. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2014, and December 31, 2013:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$381	-	$381	-

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest Rate Swap	$563	-	$563	-
Commodity financial instruments	48	48	-	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At September 30, 2014, no commodity financial instruments were outstanding.  At December 31, 2013, we had derivative contracts with settlement dates through February 2014.  For additional information see Note 9.

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

9. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2014, and 2013, represented approximately 81.6% and 79.9% of our operating expenses, respectively.

We endeavor to acquire feedstock and natural gas at the lowest possible cost.  Our primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. We do not purchase or hold any derivative financial instruments for trading or speculative purposes and is limited by our risk management policy to hedging a maximum of 40% of monthly feedstock requirements.

Typically, financial contracts are not designated as hedges.  As of September 30, 2014, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Unrealized gain (loss)	$-	$(39)	$(48)	$(39)
Realized loss	-	-	87	-
Net loss	$-	$(39)	$39	$(39)

	September 30, 2014	December 31, 2013

Fair value of financial contracts – liability	$-	$48

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended September 30, 2014, and 2013.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three and nine months ended September 30, 2014, and 2013.

Interest Rate Swap

On March 21, 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to $10.0 million of our $14 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement is August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.5 million at September 30, 2014.  We receive credit for payments of variable interest made on the term loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We have designated the transaction as a cash flow hedge.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in our Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.  The following tables detail (in thousands) the impact the agreement had on the financial statements:

	September 30,
	2014	2013
Other Comprehensive Loss
Cumulative loss	$(382)	$(625)
Deferred tax benefit	134	219
Net cumulative loss	$(248)	$(406)

Interest expense reclassified from other comprehensive loss	$190	$231

	September 30, 2014	December 31, 2013

Fair value of interest rate swap - liability	$381	$563

The cumulative loss from the changes in the swap contract’s fair value that is included in other comprehensive loss will be reclassified into income when interest is paid. The net amount of pre-tax loss in other comprehensive income (loss) as of September 30, 2014, predicted to be reclassified into earnings within the next 12 months is approximately $198,000. See further discussion of the fair value of the derivative instruments in Note 8.

10. STOCK-BASED COMPENSATION

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during the three months and nine months ended September 30, 2014, was approximately $277,000 and $677,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2014	1,326,360	$4.75
Granted	500,000	12.26
Exercised	(145,820)	2.91
Expired	--	--
Cancelled	--	--
Forfeited	(20,000)	$2.82
Outstanding at September 30, 2014	1,660,540	$7.19	7.0
Exercisable at September 30, 2014	576,401	$4.89	5.7

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $80,000 and $94,000 during the three months and $250,000 and $283,000 during the nine months ended September 30, 2014, and 2013, respectively, were recognized related to options to purchase shares vesting through 2017.

Excluding the options granted in 2014 as disclosed above, employee compensation of approximately $150,000 and $119,000 during the three months and $451,000 and $408,000 during the nine months ended September 30, 2014, and 2013, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2017.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $73,000 was recognized during the nine months ended September 30, 2014, and 2013, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 15.

Investor relations expense of approximately $25,000 and $47,000 during the three months and $79,000 and $118,000 during the nine months ended September 30, 2014, and 2013, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  These warrants vest through 2017 contingent upon continuous investor relations service under the consulting agreement with Genesis.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

11. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2010 through 2013 remain open for examination in various tax jurisdictions in which we operate.  As of September 30, 2014, and December 31, 2013, we recognized no material adjustments in connection with uncertain tax positions.

12. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Mr. El Khalidi. The amended agreement provides $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month will be paid to his surviving spouse for the remainder of her life. A health insurance benefit will also be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $902,000 based upon an annuity single premium value contract plus accrued interest was outstanding at September 30, 2014, and was included in post-retirement benefits.  As of September 30, 2014, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service. While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount remained outstanding at September 30, 2014, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due Mr. El Khalidi; however, due to the outstanding litigation discussed in Note 15, all amounts which have not met termination dates remain recorded until a resolution is achieved.

13. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of September 30, 2014, and December 31, 2013, the Company had a non-controlling equity interest (35%) of approximately $53.4 million and $54.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2014.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Sales	$16,957	$17,815	$47,655	$64,310
Gross Profit	1,785	6,994	6,469	25,028
General, administrative and other expenses	3,714	4,256	11,285	14,071
Net Income (loss)	$(1,929)	$2,738	$(4,816)	$10,957

Financial Position

	September 30,	December 31,
	2014	2013
	(Thousands of Dollars)
Current assets	$23,839	$32,923
Noncurrent assets	264,318	264,997
Total assets	$288,157	$297,920

Current liabilities	$18,353	$22,497
Long term liabilities	75,023	75,826
Shareholders' equity	194,781	199,597
	$288,157	$297,920

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three and nine months ended September 30, 2014, and 2013, is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$(680)	$965	$(1,698)	$3,991
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	1,011	1,010
Gain from additional equity issuance by AMAK	-	-	-	3,997
Equity in income (loss) of AMAK	$(343)	$1,302	$(687)	$8,998

At December 31, 2013, we had an outstanding advance to AMAK of approximately $0.5 million for interim funding on a short term basis.  The entire balance owed was paid in the second quarter of 2014; therefore, at September 30, 2014, there was no amount outstanding.

See our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

14. RELATED PARTY TRANSACTIONS

Ghazi Sultan, a former Company director, was paid $35,000 during both three month periods and $104,000 during both nine month periods ended September 30, 2014, and 2013, respectively for serving as the Company’s Saudi branch representative.

Consulting fees of approximately $0 and $43,000 were incurred during the three months and $22,000 and $98,000 during the nine months ended September 30, 2014, and 2013, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

15. COMMITMENTS AND CONTINGENCIES

Guarantees –

South Hampton, in 1977, guaranteed a $160,000 note payable of a limited partnership in which it has a 19% interest. Included in Accrued Liabilities at September 30, 2014, and 2013, is $66,570 related to this guaranty.

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at September 30, 2014, was 259.8 million Saudi Riyals (US$69.3 million).

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.   On October 26, 2014, the Company received notice that the labor court rejected all of his claims except for the end of service benefits and awarded him $240,000.  Due to the size of the award the Company is evaluating the cost associated with appealing this decision.

In March 2011 Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  On July 24, 2013, the 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter.  On May 22, 2014, the Ninth Court of Appeals affirmed the dismissal for want of prosecution. On September 19, 2014, the Supreme Court of Texas denied Mr. El Khalidi’s petition for review. On May 1, 2014, Mr. El-Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas where it is currently pending.  The Company believes that the above claim is unsubstantiated and plans to vigorously defend the case.    Liabilities of approximately $1.1 million remain recorded, and the stock options at issue will continue to accrue in accordance with their own terms until all matters are resolved.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  South Hampton has placed its insurers on notice of the claim and plans to vigorously defend the case.  No accrual has been recorded for the claim.

Environmental Remediation -

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013 the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  PEVM completed the cleanup during the first quarter of 2014, and the contractor demobilized from the site. PEVM received a no-further-action letter (NFA) from BLM in July 2014.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA in October 2013.  We agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.  An accrual for $350,000 was recorded by PEVM in 2010 and approximately $179,000 was expended.  The remaining accrual of approximately $171,000 was reversed during the quarter; therefore, no amount remained outstanding at September 30, 2014.

16. SUBSEQUENT EVENTS

On October 1, 2014, we completed the acquisition of 100% of the Class A common stock of SSI Chusei, Inc. (“SSI Chusei”), a Texas corporation and leading manufacturer of specialty polyethylene waxes and custom toll processing services in Pasadena, Texas (the “Acquisition”).  We completed the acquisition for product diversification and to expand our footprint in the industry. SSI Chusei fit much of the criteria that we had established when investigating potential targets in order to grow the Company.  The Acquisition was completed pursuant to a Stock Purchase Agreement dated as of September 19, 2014, by and among Trecora, wholly owned subsidiary Texas Oil & Chemical Co. II, Inc. (“TOCCO”), Schumann/Steier Holdings, LLC (“SSH”), a Delaware limited liability company, and SSI Chusei.  The Acquisition was previously announced on Form 8-K filed on September 25, 2014, and was funded by a senior secured financing, which is discussed below.  The proforma financial information required as a result of this acquisition will be filed by amendment within 71 calendar days after the 8-K filed on October 3, 2014.

The purchase price for the Acquisition consisted of a cash payment of $73,000,000 plus an upward or downward closing working capital adjustment to be determined within 60 days after closing.  In addition, pursuant to the Escrow Agreement, TOCCO deposited $3,000,000 out of the purchase price (the “Escrowed Amount”) at closing (“Closing”), which will be available to fund SSH’s indemnity obligations under the Stock Purchase Agreement.  The Escrowed Amount will be released to SSH (a) six months from the Closing date of an amount of the Escrowed Amount above $2,000,000 that is not subject to a claim, (b) twelve months after the Closing date of an amount of the Escrowed Amount above $1,000,000 that is not subject to a claim, and (c) eighteen months after the Closing date of an amount of the Escrowed Amount that is not subject to a claim (all exclusive of the estimated tax payment to the State of Texas).  The Escrowed Amount does not include amounts withheld to fund the Seller’s estimated Texas Franchise Tax.

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Subject to the terms and conditions of the Amended and Restated Credit Agreement, we may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40,000,000 (the “Revolving Loan Commitment”) and (b) request up to $5,000,000 of letters of credit and $5,000,000 of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of October 1, 2014, TOCCO borrowed funds under the Revolving Loans aggregating $9,200,000.

We also borrowed $70,000,000 in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.  We also have the right to borrow $25,000,000 in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once we have fulfilled certain obligations such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40,000,000 uncommitted increase option (the “Accordion Option”).

The Loans will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan will be payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans will be payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments to commence March 31, 2016.  Interest on the Loans will be computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.

All amounts owing under the Amended and Restated Credit Agreement, and, if applicable under hedging and banking services arrangements (and all obligations under the guarantees), will be secured in favor of the Lenders by substantially all of the assets of TOCCO and its subsidiaries and guaranteed by its subsidiaries.

The Amended and Restated Credit Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The Amended and Restated Credit Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.

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

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The drop in petroleum prices, which began in mid-September of this year and has continued through October, has reduced the current price of our feedstock approximately 25%.  The price reduction will not have a negative effect on our business.  Typically as prices drop, we see increased cash flow as the cash required for replacement feedstock is less at lower prices.  Also, the formulas we use to sell our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.  In addition, we have not seen that reduced petroleum prices would be unfavorable to our customers or would require them to curtail operations in any manner.

Review of Third Quarter and Year-to-Date 2014 Results

We reported third quarter 2014 earnings of $5.8 million up $0.6 million from the third quarter of 2013. Basic earnings per share of $0.24 were reported for the third quarter of 2014, up $0.02 from the third quarter of 2013.  Sales volume of our petrochemical products increased 27.0%, and sales revenue from our petrochemical products increased 26.8% as compared to the third quarter of 2013.  However, our equity in earnings of AMAK decreased $1.6 million from 2013 to 2014 quarter over quarter.

We reported year-to-date 2014 earnings of approximately $13.4 million down $2.9 million from the first nine months of 2013.  Basic earnings per share of $0.55 were reported for 2014, down $0.13 from 2013.  Earnings in 2013 included a gain from an additional equity issuance by AMAK of approximately $4.0 million and equity in earnings of AMAK of approximately $5.0 million; whereas in 2014, there was no gain and minimal losses.  This significantly impacted the bottom line.  Sales volume of our petrochemical products increased 33.8% and sales revenue increased 27.0% from the first nine months of 2013.  Cost of sales increased 26.3% mainly due to the increased sales volume.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Days sales outstanding in accounts receivable	35.0	34.1	32.7
Days sales outstanding in inventory	15.1	18.6	21.1
Days sales outstanding in accounts payable	16.0	11.4	9.2
Days of working capital	34.2	41.4	44.6

Our days sales outstanding in inventory decreased as of the end of the third quarter of 2014 due to an increase in volume shipped.  Our days sales outstanding in accounts payable increased primarily due to expenditures for the D Train plant expansion.

Sources and Uses of Cash

Cash and cash equivalents increased $6.3 million during the nine months ended September 30, 2014, as compared to a decrease of $2.4 million for the nine months ended September 30, 2013.

The change in cash and cash equivalents is summarized as follows:

	2014	2013
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$18,345	$7,576
Investing activities	(8,046)	(11,002)
Financing activities	(3,959)	994
Increase (decrease) in cash and equivalents	$6,340	$(2,432)
Cash and cash equivalents	$13,948	$7,076

Operating Activities

Cash provided by operating activities totaled $18.3 million for the first nine months of 2014 which was $10.8 million higher than 2013.    For the first nine months of 2014 net income decreased by approximately $2.9 million as compared to the corresponding period of 2013. Major non-cash items affecting income included a decrease in the gain from additional equity issuance by AMAK of $4.0 million, a decrease in the equity in earnings from AMAK of $5.7 million, an increase in share based compensation of approximately $0.6 million, and a decrease in deferred income taxes of approximately $2.2 million.

Significant factors leading to an increase in cash provided by operating activities included:

•
Accounts payable and accrued liabilities increased approximately $6.1 million (due to an increase in the accrual for raw material and additional purchases relating to the D Train expansion) as compared to an increase of approximately $0.6 million in 2013 (due to increases in accruals for income taxes, freight and fuel gas partially offset by a decrease in the accrual for raw material purchases),

•	Notes receivable decreased $0.2 million (due to payments being received on the notes) as compared to an increase of $0.4 million in 2013(due to notes being issued to tolling customers),

•
Inventory decreased $0.1 million as compared to an increase of $3.3 million in 2013 (due to an increase in the amount of deferred sales at the end of the third quarter and an intentional buildup for hurricane season), and

•
Income tax receivable decreased approximately $0.6 million (due to the receivable being used for estimated taxes) as compared to a decrease of $1.2 million in 2013 (due to the receivable being used for the 2013 estimated tax payment).

These sources of cash were partially offset by the following decreases in cash provided by operations:

•
Trade receivables increased approximately $5.6 million (due to the sales volume increase of 9.2% and average sales price increase of 6.2% over year end 2013) as compared to an increase of approximately $4.5 million in 2013 (due to a 20.4% increase of volume sold compared to the fourth quarter of 2012 and an increase in foreign sales with longer payment terms) and

•
Other liabilities remained steady in 2014 as compared to an increase of $2.3 million in 2013 (due to payments being received from tolling customers for modification or construction of tolling equipment).

Investing Activities

Cash used by investing activities during the first nine months of 2014 was approximately $8.0 million, representing a decrease of approximately $3.0 million over the corresponding period of 2013.  During the first nine months of 2014 we began preparing for the expansion of our penhex unit (D Train) and made various other facility improvements.  During the first nine months of 2013 we purchased an additional $7.5 million of stock in AMAK, expended $3.1 million for equipment for debottlenecking South Hampton’s penhex Unit, expansion of the sales loading rack facility, and various other improvements, began construction on a new control room, and built a new tolling unit for approximately $2.1 million.  These uses of cash were partially offset by the return of approximately $2.0 million from AMAK which was previously advanced.

Financing Activities

Cash used by financing activities during the first nine months of 2014 was approximately $4.0 million versus cash provided of $1.0 million during the corresponding period of 2013.  During 2014 we drew $3.0 million on our line of credit and made principal payments on our line of credit of $6.0 million and $1.1 million on our term debt.  During 2013 we drew $6.0 million on our line of credit for working capital purposes and to fund the capital contribution to AMAK and made principal payments of $1.1 million on our term debt and $4.0 million on our line of credit.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$75,283	$59,354	$15,929	26.8%
Processing	1,634	1,516	118	7.8%
Gross Revenue	$76,917	$60,870	$16,047	26.4%

Volume of Sales (gallons)
Petrochemical Products	21,574	16,936	4,638	27.4%

Cost of Sales	$63,873	$50,772	$13,101	25.8%
Total Operating Expense**	13,320	11,138	2,182	19.6%
Natural Gas Expense**	1,429	1,173	256	21.8%
Operating Labor Costs**	3,060	2,676	384	14.3%
Transportation Cost**	6,206	4,993	1,213	24.3%
General & Administrative Expense	4,086	3,411	675	19.8%
Depreciation*	1,012	963	49	5.1%

Equity in Earnings (Losses) of AMAK	(343)	1,302	(1,645)	(126.3%)
Capital Expenditures	4,455	2,014	2,441	121.2%
*Includes $881 and $834 for 2014 and 2013, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the third quarter of 2014 from 2013 by approximately 26.4% due to an increase in volume of 27.4% and an increase in processing fees of 7.8%.

Petrochemical Product Sales

Petrochemical product sales increased by 26.8% during the third quarter of 2014 from 2013 due to an increase in volume of 27.4% as noted above.  During part of the quarter our primary competitor experienced production interruptions which increased demand.  We also had one customer who continued to require shipments above contracted volumes.  Deferred sales volume increased 35.2% during the third quarter of 2014 from 2013 which delayed recognition until the subsequent quarter.

Processing

Processing revenues increased by 7.8% during the third quarter of 2014 from 2013 as we continue to see the benefit of the increase in fees charged under new contracts.

Cost of Sales

Cost of Sales increased 25.8% during the third quarter of 2014 from 2013 due to higher volumes processed and operating expenses as listed below.  Volume processed increased 24.6% due to increased demand while average feedstock price per gallon remained relatively stable.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.

Total Operating Expense

Total Operating Expense increased 19.6% during the third quarter of 2014 from 2013.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 21.8% during the third quarter of 2014 as compared to the third quarter of 2013 primarily due to an increase in the average per unit cost.  The average price per MMBTU for the third quarter of 2014 was $4.34 whereas, for the third quarter of 2013 the per-unit cost was $3.95.  In addition, volume consumed increased to approximately 330,000 MMBTU from about 300,000 MMBTU during the same period in 2013.

Labor costs were higher by 14.3% during the third quarter of 2014 as compared to the third quarter of 2013 because of higher profit sharing distributions during the third quarter of 2014 based upon higher operating income.

Transportation costs were higher by 24.3% during the third quarter of 2014 as compared to the third quarter of 2013 due to the increase in the number of rail shipments.  We experienced a 27.3% increase in the number of rail shipments in the third quarter of 2014 as compared to the third quarter of 2013.  These shipments were primarily in support of the one customer requiring additional volumes above contracted amounts.  These costs are recovered through our selling price.

General and Administrative Expense

General and Administrative costs for the third quarter of 2014 from 2013 increased by 19.8% due to increases in officer compensation (stock option grant), insurance premiums (health, liability and property increased), property taxes (increased basis), consulting fees (use of additional professionals relating to the acquisition after quarter end), and Saudi administrative expenses.

Depreciation

Depreciation increased 5.1% during the third quarter of 2014 from 2013 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

Equity in Earnings (Losses) of AMAK decreased $1.6 million during the third quarter of 2014 from 2013.  See discussion in nine months ended September 30, 2014, section below.

Capital Expenditures

Capital Expenditures increased by 121.2% during the third quarter of 2014 from 2013.  See the capital expenditures discussion below for more detail.

Comparison of Nine Months Ended September 30, 2014 and 2013

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$210,517	$165,737	$44,780	27.0%
Processing	5,054	3,853	1,201	31.2%
Gross Revenue	$215,571	$169,590	$45,981	27.1%

Volume of sales (thousand gallons)
Petrochemical products	61,144	47,368	13,776	29.1%

Cost of Sales	$182,112	$144,246	$37,866	26.3%
Total Operating Expense**	38,271	32,870	5,401	16.4%
Natural Gas Expense**	4,829	3,950	879	22.3%
Operating Labor Costs**	8,782	7,814	968	12.4%
Transportation Costs**	16,852	13,950	2,902	20.8%
General & Administrative Expense	12,430	10,368	2,062	19.9%
Depreciation*	3,020	2,886	134	4.6%

Equity in Earnings (Losses) of AMAK	(687)	5,001	(5,688)	(113.7%)
Gain on Equity Issuance AMAK	-	3,997	(3,997)	(100.0%)
Capital Expenditures	8,582	5,156	3,426	66.4%
*Includes $2,614 and $2,497 for 2014 and 2013, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased 27.1% during the first nine months of 2014 from 2013 primarily due to an increase in sales volume of 29.1% and an increase in processing fees of 31.2%.

Petrochemical Product Sales

Petrochemical product sales increased 27.0% during the first nine months of 2014 from the first nine months of 2013 due to an increase in sales volume of 29.1% as noted above.  As stated under the quarterly discussion, our volume increased primarily due to a competitor’s production issues and one customer taking volumes above contracted amounts.

Processing

Processing revenues increased during the first nine months of 2014 from 2013 by 31.2% due to an increase in processing fees charged under new contracts.

Cost of Sales

Cost of Sales increased 26.3% during the first nine months of 2014 from 2013 due to an increase in volume processed of 24.3% in support of the growth in demand and operating expenses as detailed below.

Total Operating Expense

Total Operating Expense increased 16.4% during the first nine months of 2014 from 2013.  Natural gas, labor and transportation are the largest individual expenses in this category. The cost of natural gas purchased increased 22.3% during the first nine months of 2014 from 2013 due to higher per-unit costs and 3.8 % higher volumes.  The average price per MMBTU for the first nine months of 2014 was $4.64; whereas, for the first nine months of 2013 the per-unit cost was $3.95.  Volume purchased increased to approximately 1,035,000 MMBTU during the nine months ended September 30, 2014, from about 998,000 MMBTU during the nine months ended September 30, 2013.

Labor costs were higher by approximately 12.4% during the first nine months of 2014 from 2013 primarily due to higher profit sharing distributions during 2014 based upon higher operating income.

Transportation costs were higher by 20.8% during the first nine months of 2014 from 2013 due to the increase in rail shipments.  We experience a 67.2% increase in the number of rail shipments in the first nine months of 2014 as compared to 2013.  These shipments were primarily in support of the one customer requiring additional volumes above contracted amounts.  These costs are recovered through our selling price.  Higher transportation costs accounted for 53.7% of the increase in operating expense during the first nine months of 2014.

General and Administrative Expense

General and Administrative costs increased 19.9% during the first nine months of 2014 from 2013 due to increases in officer compensation (stock option grant), insurance premiums (health, liability and property increased), property taxes (increased basis), consulting fees (use of additional professionals for the acquisition after quarter end), and Saudi Arabia administrative expenses (additional personnel) partially offset by a decrease in sales tax (third party audit and recovery).

Depreciation

Depreciation increased 4.6% during the first nine months of 2014 from 2013 due to an increase in the amount of depreciable assets.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

Equity in Earnings (Losses) of AMAK decreased 113.7% during the nine months of 2014 from 2013 due to reasons detailed below.  Our equity in AMAK’s results of operations for the nine months ended September 30, 2013, also included a gain from the additional equity issuance by AMAK of $4.0 million.  There was no such gain in 2014.

The mining sector as a whole has been depressed due to low metal prices and demand.  However, the performance of AMAK to date has been below our expectation, and steps are being taken to improve performance and solidify its position over the long term.  The project is self-supporting and cash flow is adequate to meet current needs.

For the nine months ended September 30, 2014, shipments were 13.5% short of budgeted volumes as indicated in the table below.  There were no shipments in the first quarter of 2014 due to logistics delays and the rebuilding of warehouse stocks.  Shipments in the second quarter of 2014, while up in number (4), were limited by volume shipped.  The two shipments in the third quarter were also limited by volume shipped.  AMAK volumes in dry metric tons (dmt) for the nine months ended September 30, 2014, were as follows:

	Actual	Budgeted	Variance
Ore tons processed	514,033	520,880	(6,847)
Concentrate to the port
Copper	22,316	22,387	(71)
Zinc	24,380	25,135	(755)
	46,696	47,522	(826)

Shipments
Copper	18,747	22,387	(3,640)
Zinc	22,383	25,135	(2,752)
	41,130	47,522	(6,392)

In addition, AMAK faced operational issues including mechanical issues and water shortages which caused the plant run time to decrease to 60% versus the 80+% which has been the norm over the first 18 months of operation.  The water issues have been largely resolved with the addition of more wells, purchases of supplemental water via truck from nearby sources, and the addition of a dam and holding area in a nearby drainage area.  The mechanical problems, while a continued concern due to the remote location and lack of vendor expertise within the country, are being addressed with the identification and stocking of critical spares and a change of management staff.

During 2014 AMAK hired a new CEO (a US citizen), a new mining engineer (a Canadian citizen), and a new mill manager (an Australian citizen).  Individuals previously in those positions did a creditable job in starting up the facility and getting it to the point of production.  However, the AMAK Board felt that for AMAK to advance to a consistent and profitable operation, a different set of skills was needed.  AMAK incurred expenses to transition the new and old personnel.  The new management team presented an action plan to the Board of Directors at the September meeting which outlined the steps to be taken for improvement and the timeline for implementation.  Implementation will take a good portion of 2015 to produce results.  There was agreement among the group that the plan would position AMAK for a successful IPO on the Saudi Arabian Stock Exchange which is currently targeted for late 2016.

Finally, in an area over which AMAK has little to no control, average metal prices were softer for the period and negatively affected AMAK’s financial results.  Copper prices may continue to be volatile and are largely affected by economic data announcements from China.  Zinc prices are predicted to be stronger as time passes due to the run down and closure of several large mines this year and next.

Improved results are expected over the last quarter of 2014.  Our expectation for better performance is based upon the activation of the precious metal circuit scheduled for November 2014; the activation of an improved and larger volume talc circuit prior to the end of the year; improved recoveries and product quality based upon better process control and improvements made to mill equipment; institution of better controls on the ore dilution and and an ore blending program which should improve product quality and production levels.  Beginning in November 2014, there is in place a favorably revised and amended contract with the Chinese company supplying the labor for the mill operation.

Capital Expenditures

Capital Expenditures increased 66.4% during the first nine months of 2014 from 2013 primarily due to preparations for D Train expansion, expanding the sales loading rack and various other improvements.  During the first nine months of 2013 purchases were made for debottlenecking the penhex Unit, expanding the sales loading rack, building an additional processing unit for a customer, beginning construction of a new control room, and various other facility improvements.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at September 30, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,519	$1,909	$2,736	$870	$1,004
Long-Term Debt Obligations	9,189	1,400	2,800	4,989	-
Total	$15,708	$3,309	$5,536	$5,859	$1,004

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 16 on pages 15 through 16 of this Form 10-Q for a detailed discussion.

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at September 30, 2014, was 259.8 million Saudi Riyals (US$69.3 million).

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

Derivative Instrument Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

Interest Rate Risk

Refer to Note 9 on pages 10 through 11 of this Form 10-Q.

Except as noted above and discussed in Note 16 Subsequent Events, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(b)
Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3(a)
- Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on May 22, 2014 (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (file No. 001-33926))

3(b)
- Restated Bylaws of the Company dated August 1, 2014 (incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (file No. 001-33926))

10(a)*
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
- Fourteenth Amendment to Credit Agreement dated July 10, 2014, between South Hampton Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 16, 2014 (file No. 001-33926))

10(h)
- Amended and Restated Credit Agreement dated October 1, 2014, between Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 3, 2014 (file No. 001-33926))

10(i)
- Stock Purchase Agreement dated September 19, 2014, between Trecora Resources, Texas Oil & Chemical Co. II, Inc., SSI Chusei, Inc. and Schumann/Steier Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 25, 2014 (file No. 001-33926))

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

DATE:  November 7, 2014   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer