Form 10-K
period 2014-12-31
TRECORA RESOURCES
filed 2015-03-13
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926

TRECORA RESOURCES

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2014, of the registrant’s voting securities held by non-affiliates was approximately $199 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 5, 2015 (excluding 300,000 shares of treasury stock):  24,322,814.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about May 20, 2015.

Item Number and Description

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	33

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	33

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	33

PART I

Item 1.   Business.

General

Trecora Resources (the “Company”), formerly Arabian American Development Company, was incorporated in the State of Delaware in 1967. The Company’s principal business activities are the manufacturing of various specialty petrochemical products and synthetic waxes and the provision of custom processing services.  The Company also owns a 35% interest in Al Masane Al Kobra Mining Company, a Saudi Arabian closed joint stock mining company (“AMAK”) which is in commercial production of copper and zinc concentrate and a 55% interest in Pioche Ely Valley Mines, Inc. (“PEVM”), a Nevada mining corporation which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Trecora Resources and its subsidiaries.

On October 1, 2014,  Texas Oil & Chemical Co. II, Inc. (“Tocco”), a Texas corporation and a wholly owned subsidiary of the Company, completed the acquisition of 100% of the Class A common stock of SSI Chusei, Inc. (“SSI”), a Texas corporation and leading manufacturer of specialty synthetic waxes and custom toll processing services in Pasadena, Texas (the “Acquisition”).  The Acquisition was completed pursuant to a Stock Purchase Agreement dated as of September 19, 2014, by and among the Company, Tocco, Schumann/Steier Holdings, LLC (“SSH”), a Delaware limited liability company, and SSI.  On November 15, 2014, SSI’s name was changed to Trecora Chemical, Inc. (“TC”).

Business Segments

In October 2014 with the completion of the Acquisition, we began operating in two business segments; the manufacturing of various specialty petrochemical products and the manufacturing of specialty synthetic waxes.

Our specialty petrochemical products segment is conducted through South Hampton Resources, Inc. (“South Hampton”), a Texas corporation and wholly owned subsidiary of Tocco.  South Hampton owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck and iso-container.  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”), a Texas corporation, which owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.

Our specialty synthetic wax segment is conducted through TC, a Texas corporation, located in Pasadena, Texas which produces specialty polyethylene and poly alpha olefin waxes and provides custom processing services.  The specialty polyethylene waxes are used in markets from paints and inks to adhesives, coatings, and PVC lubricants.  The highly specialized synthetic poly alpha olefin waxes are used in applications such as toner in printers and as additives for candles providing rigidity and retention of fragrances.  These waxes are sold in solid form as pastilles or, for large adhesive companies, in bulk liquid form.

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

The Penhex Unit currently has the capacity to process approximately 7,000 barrels per day of fresh feed with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day.  The P-Xylene Unit has a capacity of approximately 20,000 pounds per year.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  We produce eight distinct product streams and market several combinations of blends as needed in various customer applications.  We do not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel.  The Penhex Unit had a utilization rate during 2014 and 2013 of approximately 84% and 70%, respectively, based upon 6,700 barrels per day. This compares to a rate of 72% for 2012 based upon 6,000 barrels per day.  During 2013 unit capacity was determined to be 6,700 barrels per day and therefore, the change in basis was initiated.  The Penhex Unit capacity was essentially doubled in 2008 and is now configured in two independent process units.  The two unit configuration also improves reliability by reducing the amount of total down time due to mechanical and other factors.  We are currently in the process of construction a new unit, known as “D-train” to increase Penhex Unit capacity by approximately 4,000 barrels per day.  D-train is tentatively scheduled to begin full operation in late 2015.

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

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, Hydrocarbon Processing Demonstration Unit and P-Xylene Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, we process the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from our storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 BPD. Together they realized a utilization rate of 36% for 2014, 42% for 2013 and 37% for 2012.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

In support of the petrochemical operation, we own approximately 100 storage tanks with total capacity approaching 233,000 barrels, and 127 acres of land at the plant site, 92 acres of which are developed.  We also own a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 55 acres of which 25 acres are developed.

We obtain our feedstock requirements from a sole supplier.  A contract was signed on June 1, 2004, between South Hampton and the supplier for the purchase of 65,000 barrels per month of natural gasoline on a secured basis for the period from June 1, 2004 through May 31, 2006, subsequently extended to May 31, 2007, and annually thereafter with thirty days written notice of termination by either party.  In December 2006 the agreement was modified so that all purchases are on open account under normal credit terms and amounts owed are classified as current.    The current supply agreement expires at the end of July 2015, and we are in the process of negotiating a renewal.

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

We sell our products to predominantly Fortune 500 companies.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We also have an internet presence.  We have adopted a strategy of moving our larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. We believe that the use of formula pricing helps reduce volatility and increase predictability of product margins.  However, we continue to investigate alternative product pricing methods.  During 2014 and 2013, sales to two customers exceeded 10% of our consolidated revenues.  Specifically, in 2014 sales to ExxonMobil and their affiliates represented 23.2% of revenues and sales to Tricon Energy represented 10.5%.  During 2013 sales to ExxonMobil and their affiliates represented 16.2% of revenues and sales to Flint Hills Resources represented 16.5%.  In both cases these sales represented multiple products at multiple facilities.  We believe that we should be able to place volumes lost to one particular customer with another customer without significantly impacting our operation.

United States Specialty Synthetic Wax Operations

Trecora Chemical is a leading manufacturer of specialty synthetic waxes and also provides custom processing services from its 21 acre plant located in the heart of the petrochemical industry in Pasadena, Texas.  TC provides custom manufacturing, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants.  Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck.  The location is within reach of major chemical pipelines and the on-site access to a 17” steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and customer processing capabilities.  We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants.  These products are used in a variety of applications including performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC and rubber; and dry stir-in additives for inks.  In oxidized forms, applications also include use in textile emulsions and lubricants in PVC extrusion.

TC also provides turnkey custom manufacturing services including quality assurance, transportation and process optimization.  The plant has high vacuum distillation capability for the separation of temperature sensitive materials.  We have a fully equipped laboratory and pilot plant facility and a highly trained, technically proficient team of engineers and chemists suited to handle the rapid deployment of new custom processes and the development of new wax products.

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

Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original South Hampton site is accumulated and sold as a by-product.  Approximately 75 barrels were recovered during 2014 and 71 barrels during 2013.  The recovered material had an economic value of approximately $6,700 during 2014 and $7,000 during 2013.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale.  At current market values this material, if fully recovered would be worth approximately $0.9 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

The Clean Air Act Amendments of 1990. The Clean Air Act Amendments of 1990 had a positive effect on our business as manufacturers search for ways to use more environmentally acceptable materials in their processes. There is a current trend among manufacturers toward the use of lighter and more recoverable C5 hydrocarbons (pentanes) which comprise a large part of our product line. We believe our ability to manufacture high quality solvents in the C5 hydrocarbon market will provide a basis for growth over the coming years.   Also, as the use of C6 hydrocarbons (hexanes) is phased out in parts of the industry, several manufacturers of such hydrocarbons have opted to no longer market those products.  As the number of producers has consolidated, we have increased our market share at higher sales prices from customers who still require C6 hydrocarbons in their business.

Personnel

The number of regular employees was approximately 271, 166 and 168 for the years ended December 31, 2014, 2013 and 2012, respectively.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.  The significant increase during 2014 was primarily due to the Acquisition and D-train construction personnel needs.

Mr. Ghazi Sultan, a former director of the Company, is the Company’s representative in Saudi Arabia.

Competition

The petrochemical and specialty wax industries are highly competitive.  There is competition within the industries and also with other industries in supplying the chemical and mineral needs of both industrial and individual consumers.  We compete with other firms in the sale or purchase of needed goods and services and employ all methods of competition which are lawful and appropriate for such purposes. See further discussion under “Intense competition” in Item 1a.

Investment in AMAK

As of December 31, 2014, we owned a 35% interest in AMAK.

AMAK commenced commercial operation in July 2012 and by the end of that year had shipped approximately 20,000 metric tons of copper and zinc concentrate to smelters in India, Korea and China.  During 2013 AMAK shipped approximately 72,000 tons of copper and zinc concentrate.    During 2014 AMAK shipped approximately 61,000 metric tons of copper and zinc concentrate.  In addition, in 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced 4.1 kilograms of gold and 115.6 kilograms of silver.  AMAK owns the Al Masane mine, processing plant and ancillary facilities located in Najran province, southwestern Saudi Arabia approximately 75 km northwest of the city of Najran.

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

Accounting Treatment of Investment in AMAK.

We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method.  One of our officers and directors is chairman of the Nomination, Reward and Compensation Committee of the Board of Directors and is an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  Two of our directors are on the Audit Committee of the Board of Directors of AMAK with one serving as chairman of that committee.   We also have three directors on the Commercial Committee of AMAK.  We also spearheaded the process of locating, interviewing and hiring a new chief executive officer for AMAK.  The new chief executive officer began work in March 2014.  See Note 10 to the Notes to the Consolidated Financial Statements.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. We consider recoverable ore reserves, mineral prices, and the amount and timing of the cash flows to be generated by the production of those reserves, as well as recent equity transactions within AMAK.

Available Information

We will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Trecora Resources, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  These reports are also available free of charge on our website, www.trecora.com, as soon as reasonably practicable after they are filed electronically with the SEC.  South Hampton also has a website at www.southhamptonr.com, TC has a website at TrecChem.com, and AMAK has a website at www.amak.com.sa. These websites and the information contained on or connected to them are not incorporated by reference herein to the SEC filings.

Item 1A.   Risk Factors.

Our financial and operating results are subject to a variety of risks inherent in the global petrochemical, specialty wax and mining businesses (due to our investment in AMAK).  Many of these risk factors are not within our control and could adversely affect our business, our financial and operating results or our financial condition.  We discuss some of these risks in more detail below in no particular order of priority.

Dependence on a limited number of customers could adversely impact profitability

During 2014 sales to two customers each exceeded 10 percent of the South Hampton’s revenues.  See the information regarding dependence on a limited number of customers set forth in Part I, Item I Business under the caption “United States Specialty Petrochemical Operation”. The total loss of a large volume customer could adversely affect our ability to market products on a competitive basis and generate a profit.

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

Varying economic conditions could adversely impact demand for products

The demand for our products and metals correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for our products and metals.  Economic conditions that impair the functioning of financial markets and institutions also pose risks to us, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to us.  In addition, the revenue and profitability of our operations have historically varied, which makes future financial results less predictable. Our revenue, gross margin and profit vary among our products, customer groups and geographic markets; and therefore, will likely be different in future periods than currently. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period which may necessitate adjustments to our operations.

Environmental regulation

Our industries are subject to extensive environmental regulation pursuant to a variety of federal and state regulations.  Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste.  Legislation also requires us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities.  Costs to comply with these regulations are significant to our business.  Failure to comply with these laws or failure to obtain permits may expose us to fines, penalties or interruptions in operations that could be material to our results of operations.  In addition, some of the finished goods our customers produce, such as expandable polystyrene (EPS), are subject to increasing scrutiny and regulation, which could lead to a reduction in demand for our products.

Safety, business controls, environmental and cyber risk management

Our results depend upon management’s ability to minimize the inherent risks of our operations, to control effectively our business activities and to minimize the potential for human error.  We apply rigorous management systems and continuous focus to workplace safety and to avoid spills or other adverse environmental events.  Substantial liabilities and other adverse impacts could result if our systems and controls do not function as intended.  Business risks also include the risk of cyber security breaches.  If our systems for protecting against cyber security risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted.

Regulatory and litigation

Even in countries with well-developed legal systems where we do business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK’s Al Masane mining lease is subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our investment in AMAK is subject to the risk of expropriation or nationalization. If a dispute arises, we may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investment, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting our industries, and foreign taxation. We will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, our ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  We are not currently aware of any specific situations of this nature, but there are always opportunities for this type of difficulty to arise in the international business environment.

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

Economic and political instability; terrorist acts; war and other political unrest

The potential for future terrorist acts and other recent events, including ISIL activities in the Middle East and the on-going Iranian nuclear confrontation have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in the Kingdom of Saudi Arabia.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Dependence on AMAK management

We rely upon AMAK’s management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  During 2014 AMAK utilized the services of Uhuru International Consulting Ltd. for guidance regarding plant operations and Ocean Partners for assistance regarding marketing of the copper and zinc concentrate.  In March 2014 AMAK hired a very experienced Chief Executive Officer.  Notwithstanding the utilization of these consultants or hiring of experienced personnel, our risk will continue to and will ultimately depend upon AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

Inability to control AMAK activities

Although we believe that we have significant influence over the operating and financial policies of AMAK, we do not control AMAK’s activities.  The extent to which we are able to influence specific operating and financial decisions depends on our ability to persuade other AMAK board members and management regarding these policies.  Our ability to persuade them may be adversely affected by cultural differences, differing accounting and management practices, differing governmental laws and regulations, and the fact that the AMAK mining project is halfway around the world from our main base of operations in the United States.

Inability to recoup investment in AMAK

We will only recover our investment in AMAK through the receipt of dividends from AMAK or the sale of part or all of our interest in AMAK. There is a risk that we will be unable to recover our investment in AMAK if AMAK is not profitable, or if AMAK’s Board of Directors chooses not to declare dividends even if AMAK is profitable.  With respect to the sale of part or all of our interest in AMAK, under Saudi Arabian law, AMAK must sell a portion of its equity to the public once AMAK has been profitable for two years. While the proceeds of such a sale might allow us to recover our investment in AMAK, there is no assurance that AMAK will achieve the profitability required for such a public sale, or that the market conditions for any such public sale will be favorable enough to allow us to recover our investment.

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

Excess Products

As noted previously, an important component of our competitive performance is our ability to minimize the production of low margin products on an on-going basis.  Although the hydrocarbon constituents comprising the petrochemical feedstock we use may vary somewhat over time, they tend to fall into relatively narrow percentage bands as compared to overall feedstock composition.  By nature of the fractionation process that we utilize, if we make one product, we make them all; therefore, when we receive a significant order for a particular finished product, additional products may be manufactured necessitating sales into secondary, lower margin markets.  We continue to investigate options to maintain or improve margins.

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

United States Specialty Polyethylene Wax Facility

TC owns and operates a specialty synthetic wax facility from its 21 acre plant site located in Pasadena, Texas.  The facility contains 6 stainless steel reactors ranging in size from 3,300 to 16,000 gallons with overhead condensing systems, two 4,000 gallon glass line reactors; 3 Sandvik forming belts with pastilling capabilities, two 12 square meter wipe file evaporators, steel batch column with 10,000 gallon still pot and 20 theoretical stages of structured packing.  There is also a fully equipped laboratory onsite.

Investment in AMAK

Prior to December 2008, we held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008.  The above-ground ore processing facility became fully operational during the second half of 2012.

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

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2012-2014	12/31/14	Increase (Decrease)
Gold	$1,448.33 per ounce	$1,206.00 per ounce	(16.73)%
Silver	$ 24.67 per ounce	$ 15.97 per ounce	(35.27)%
Copper	$ 3.25 per pound	$ 2.92 per pound	(10.15)%
Zinc	$ 0.88 per pound	$ 0.99 per pound	12.50%

Of course, falling commodity prices negatively impact AMAK.  However, on the cost reduction side, in late 2014 AMAK renegotiated a more favorable plant operations and maintenance contract with China National Geological and Mining Corporation, and AMAK’s management is making efforts to eliminate processing inefficiencies to enhance productivity and consequently, profitability in future years.

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

Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution.  AMAK is currently going through the process with the Saudi Arabian government to apply for licenses after reviewing feasibility.

United States Mineral Interest

Our only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

Offices

South Hampton has a leased corporate and sales office in Sugar Land, Texas.

Item 3.  Legal Proceedings.

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.   On December 29, 2014, we received notice that the labor court had rejected all of his claims except for holidays and end of service benefits and awarded him a total of $495,000.  Due to the size of the award and associated litigation costs, we have decided not to appeal this decision and accepted the judgment.

In March 2011 Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  On July 24, 2013, the 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter.  On May 22, 2014, the Ninth Court of Appeals affirmed the dismissal for want of prosecution.  On September 19, 2014, the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin

County, Texas where it is currently pending.  We believe that the above claim is unsubstantiated and plan to vigorously defend the case.

Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  South Hampton has placed its insurers on notice of the claim and plans to vigorously defend the case. No accrual has been recorded for this claim.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock traded on the New York Stock Exchange (“NYSE”) during the last two fiscal years under the symbols: TREC or ARSD. The following table sets forth the high and low bid prices for each quarter as reported by NYSE. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NYSE
	High	Low
Fiscal Year Ended December 31, 2014
Fourth Quarter ended December 31, 2014	$15.61	$10.55
Third Quarter ended September 30, 2014	$13.48	$11.36
Second Quarter ended June 30, 2014	$12.83	$9.72
First Quarter ended March 31, 2014	$13.17	$10.50

Fiscal Year Ended December 31, 2013
Fourth Quarter ended December 31, 2013	$12.85	$8.41
Third Quarter ended September 30, 2013	$9.40	$7.57
Second Quarter ended June 30, 2013	$8.90	$7.07
First Quarter ended March 31, 2013	$8.64	$7.01

At March 6, 2015, there were approximately 445 recorded holders (including brokers’ accounts) of the Company’s common stock. We have not paid any dividends since our inception and, at this time, do not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  We were in compliance with this restriction as of December 31, 2014.  See Note 12 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2014.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2009, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data (in thousands, except per share amounts):

	2014	2013	2012	2011	2010
Revenues	$289,643	$236,227	$222,858	$199,517	139,110
Net Income	15,571	19,498	10,321	13,884	2,075
Net Income Per Share-Diluted	0.63	0.79	0.42	0.57	0.09
Total Assets (at December 31)	232,074	143,667	120,376	117,833	91,916
Current Portion of Long-Term Debt (at December 31)	7,000	1,400	1,500	1,500	1,865
Total Long-Term Debt Obligations (at December 31)	73,450	11,839	14,239	22,739	20,836

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Statements in Items 7 and 7A, as well as elsewhere in or incorporated by reference in, this Annual Report on Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of the Company’s management for future operations and other statements that are not historical facts, are “forward-looking statements” as that term is defined under applicable Federal securities laws. In some cases, “forward-looking statements” can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “contemplates,” “proposes,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to, general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company’s filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K, all of which are difficult to predict and many of which are beyond the Company’s control.

Overview

The following discussion and analysis of our financial results, as well as the accompanying consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company.  Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of petrochemical products and specialty waxes.  Our business model involves the manufacture and sale of tangible products and providing custom processing services.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

Business Environment and Risk Assessment

Petrochemical Operations

Worldwide petrochemical demand improved during 2014, and we benefitted from continued operational excellence and competitive advantages achieved through our business mix and focus on producing high quality products and outstanding customer service.

During 2014 feedstock prices fluctuated significantly with a substantial decrease beginning in the fourth quarter.  Prices fluctuated $0.75 per gallon from the high to the low per gallon price.  Typically, during falling prices we experience better margins since at least 50% of our selling prices are on formula pricing which follows market prices calculated upon the prior month.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  We believe the wax market is in a long term growth trend as users strive to reduce volatile organic compound emissions and drive performance improvements.  Increased feedstock supply should also allow the Company to participate in a disciplined way in future growth.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Days sales outstanding in accounts receivable	35.6	34.1	25.9
Days sales outstanding in inventory	16.1	18.6	16.1
Days sales outstanding in accounts payable	12.0	11.4	10.3
Days of working capital	39.8	41.4	31.7

Our days sales outstanding in accounts receivable increased from 2013 to 2014 and from 2012 to 2013 due to increases in deferred sales.  Deferred sales increased by approximately $0.4 million from 2013 to 2014 and $1.8 million from 2012 to 2013.  Deferred sales are not recognized until the customer accepts delivery of the product and title has transferred.  The majority of these sales are to foreign customers with longer payment terms due to increased shipping times.

Sources and Uses of Cash

Cash and cash equivalents increased by $0.9 million during the year ended December 31, 2014.  The change in cash and cash equivalents is summarized as follows:

	2014	2013	2012
Net cash provided by (used in)	(in thousands)
Operating activities	$23,205	$13,242	$21,373
Investing activities	(88,942)	(12,702)	(10,185)
Financing activities	66,635	(2,440)	(8,354)
Increase (decrease) in cash and equivalents	$898	$(1,900)	$2,834
Cash and cash equivalents	$8,506	$7,608	$9,508

Operating Activities

Operating activities generated cash of $23.2 million during fiscal 2014 as compared with $13.2 million of cash provided during fiscal 2013.  Although the Company’s net income decreased by $3.9 million from 2013 to 2014, the cash provided by operations increased by $10.0 million due primarily to the following factors:

•	Net income for 2014 included a non-cash equity in loss from AMAK of $1.1 million as compared to equity in earnings from AMAK $4.7 million and gain on equity issued in AMAK of $4.0 million in 2013;

•	Net income for 2014 included a non-cash depreciation and amortization charge of $5.7 million as compared to 2013 which included a non-cash depreciation charge of $4.0 million;

•	Net income for 2014 included a non-cash share-based compensation charge of $2.1 million as compared to 2013 which included a non-cash share-based compensation charge of $1.2 million;

•
Trade receivables increased approximately $3.4 million in 2014 (due to  a 9.9% increase in volume sold during the fourth quarter and receivables acquired from the Acquisition) as compared to an increase of approximately $6.3 million (due to a 40.1% increase in volume sold during the fourth quarter) in 2013;

•
Inventory decreased approximately $2.6 million in 2014 (due to a 31.9% decrease in cost per gallon) as compared to an increase of approximately $2.2 million (due to a 58.8% increase in deferred sales) in 2013; and

•
Accounts payable and accrued liabilities increased $1.8 million in 2014 (primarily due to the working capital adjustment payable for the Acquisition) as compared to an increase of $1.4 million (primarily due to an increase in the accrual for raw materials) in 2013.

These significant sources of cash were partially offset by the following decreases in cash provided by operations:

•	Net income for 2014 included non-cash deferred income tax benefits of $1.9 million as compared to charges of $1.5 million in 2013;

•
Prepaid expenses and other assets increased $1.4 million in 2014 (primarily due to prepaid loan fees associated with the debt from the Acquisition, prepayment of a lawsuit settlement, and prepaids acquired from the Acquisition) as compared to an increase of $1.0 million in 2013 (primarily due to an increase in prepaid insurance and notes receivable from processing customers); and

•
Other liabilities increased $0.1 million in 2014 (due to deferred revenue acquired from the Acquisition offset by recognition of deferred revenue during 2014) as compared to an increase of $3.0 million in 2013 (due to the receipt of funds from toll processing customers for modifications of toll processing facilities within the plant).

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

These significant sources of cash were partially offset by the following increases in cash provided by operations:

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

Investing Activities

Cash used by investing activities during fiscal 2014 was approximately $88.9 million, representing an increase of approximately $76.2 million over the corresponding period of 2013.  The majority of the increase was due to the Acquisition for $74.8 million, net of $0.1 million in cash acquired as discussed in Note 3.  During 2014 we also expended $6.8 million on the D-train expansion, $0.9 million on tank farm improvements, $2.4 million on spare equipment, $0.3 on pipeline upgrades, and $4.4 million on various plant improvements and equipment.

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

Financing Activities

Cash provided by financing activities during fiscal 2014 was approximately $66.6 million versus cash used of $2.4 million during the corresponding period of 2013.  During 2014 we entered into an amended and restated loan agreement with the bank as discussed in Note 12 for the Acquisition, financing for the D-train expansion and a working capital line.  We also made principal payments of $9.2 million on our term debt and $11.5 million on our line of credit.

Cash used by financing activities during fiscal 2013 was approximately $2.4 million versus cash used of $8.4 million during the corresponding period of 2012.  During 2013 we drew $6.0 million on our line of credit for working capital purposes and to fund the capital contribution to AMAK.  We also made principal payments of $1.5 million on our term debt and $7.0 million on our line of credit.

Credit Agreement

On October 1, 2014, Tocco, South Hampton, Gulf State, and TC (South Hampton, Gulf State and TC collectively the “Guarantors”) entered into an Amended and Restated Credit Agreement (“ARC Agreement”) with the lenders which from time to time are parties to the ARC Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Subject to the terms and conditions of the ARC Agreement, Tocco may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2014, Tocco had borrowed funds under the Revolving Loans aggregating $7.2 million.

Under the ARC Agreement, Tocco also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.

Under the ARC Agreement, Tocco also has the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once Tocco has fulfilled certain obligations such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40,000,000 uncommitted increase option (the “Accordion Option”).  As of December 31, 2014, Tocco had borrowed funds under this agreement aggregating $5.0 million.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of Tocco and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of Tocco and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of Tocco and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan will be payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans will be payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments to commence March 31, 2016.  Interest on the Loans will be computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.

The Loans may be prepaid in whole or in part without premium or penalty (Eurodollar Rate Loans are prepayable only on the last days of related interest periods or upon payment of any breakage costs) and the lenders’ commitments relative thereto reduced or terminated.  Subject to certain exceptions and thresholds, outstanding Loans shall be prepaid by an amount equal to 100% of the net cash proceeds from: (i) all sales, transfers, licenses, lease or other disposition of any property by Tocco and Guarantors (other than a permitted transfer); (ii) any equity issuance by Tocco or the Guarantors; (iii) any debt issuance by Tocco or the Guarantors; or (iv) the receipt of any cash received by Tocco or the Guarantors not in the ordinary course of business.  Amounts prepaid in connection with the mandatory repayments described above will be applied first, to the principal repayment installments of the Acquisition Term Loan in inverse order of maturity, second, to the principal repayment installments of the Term Loans in inverse order of maturity and, third, to the Revolving Loans in the manner set forth in the Amended and Restated Credit Agreement.

All amounts owing under the ARC Agreement and all obligations under the guarantees will be secured in favor of the Lenders by substantially all of the assets of Tocco and its subsidiaries and guaranteed by its subsidiaries.

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2014.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2014, was 2.67%.

The ARC Agreement replaced the May 25, 2006, Credit Agreement with Bank of America.

We were in compliance with all covenants at December 31, 2014.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Years 2014, 2013, 2012

Specialty Petrochemical Segment (including corporate overhead for comparative purposes)

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.  These statements do not include the fourth quarter results for TC due to their insignificance to our 2014 operations.  See Note 18 to the Notes to the Consolidated Financial Statements.

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$277,623	$230,643	$46,980	20.4%
Processing	6,722	5,584	1,138	20.4%
Gross Revenue	$284,345	$236,227	$48,118	20.4%

Volume of petrochemical sales (thousand gallons)	82,785	67,066	15,719	23.4%

Cost of Sales	$238,455	$201,064	$37,391	18.6%
Total Operating Expense*	52,275	44,158	8,117	18.4%
Natural Gas Expense*	6,362	5,204	1,158	22.3%
Operating Labor Costs*	12,238	10,624	1,614	15.2%
Transportation Costs*	23,176	18,398	4,778	26.0%
General & Administrative Expense	18,743	14,672	4,071	27.7%
Depreciation**	4,064	4,039	25	0.6%
Equity in Earnings (Losses) of AMAK	(1,072)	4,703	(5,775)	(122.8%)
Gain on Equity Issuance AMAK	-	3,997	(3,997)	(100.0%)

Capital Expenditures	$13,987	$6,828	$7,159	104.8%
*Included in cost of sales
**Includes $3,523 and $3,518 for 2014 and 2013 which is included in cost of sales and operating expenses

	2013	2012	Change	%Change
	(in thousands)
Petrochemical Product Sales	$230,643	$218,512	$12,131	5.6%
Processing	5,584	4,346	1,238	28.5%
Gross Revenue	$236,227	$222,858	$13,369	6.0%

Volume of petrochemical sales (thousand gallons)	67,066	63,553	3,513	5.5%

Cost of Sales	$201,064	$192,100	$8,964	4.7%
Total Operating Expense*	44,158	39,532	4,626	11.7%
Natural Gas Expense*	5,204	3,914	1,290	33.0%
Operating Labor Costs*	10,624	10,437	187	1.8%
Transportation Costs*	18,398	15,881	2,517	15.8%
General & Administrative Expense	14,672	12,782	1,890	14.8%
Depreciation**	4,039	3,573	466	13.0%
Equity in Earnings (Losses) of AMAK	4,703	(211)	4,914	2,328.9%
Gain on Equity Issuance AMAK	3,997	-	3,997

Capital Expenditures	$6,828	$8,143	$(1,315)	(16.1%)
*Included in cost of sales
**Includes $3,518 and $3,053 for 2013 and 2012 which is included in cost of sales and operating expenses

Gross Revenue

2013-2014

Revenues increased from 2013 to 2014 by approximately 20.4% primarily due to an increase in sales volume of 23.4% and an increase in processing fees of 20.4%.

2012-2013

Revenues increased from 2012 to 2013 by approximately 6.0% primarily due to an increase in sales volume of 5.5% and an increase in processing fees of 28.5%.

Petrochemical Product Sales

2013-2014

Petrochemical product sales increased 20.4% from 2013 to 2014 due to an increase in total sales volume of 23.4% as noted above while average selling price declined slightly by 2.5%.  We say a significant decline in raw material prices during the fourth quarter of 2014 which caused our average selling price for the year to decline.  We shipped a record number of railcars during 2014; however, our iso-container shipments decreased slightly from 2013.  Deferred sales volume increased 12.6% from the end of 2013 to 2014 which delayed recognition until 2015.

2012-2013

Petrochemical product sales increased 5.6% from 2012 to 2013 due to an increase in total sales volume of 5.5% as noted above while average selling price remained stable.  Even though approximately 50% of our sales are based upon formulas derived from market prices of raw materials and those prices declined in 2013, we were able to maintain our average selling price.  We shipped a record number of iso-containers during 2013 which is the method most frequently used to ship product overseas.  Deferred sales volume increased 58.8% from the end of 2012 to 2013 which delayed recognition until 2014.

Processing

2013-2014

Processing revenues increased 20.4% from 2013 to 2014 due to the continued benefit from renegotiated contacts.

2012-2013

Processing revenues increased 28.5% from 2012 to 2013 due to renegotiation of our tolling contracts.  We remain dedicated to maintaining a certain level of toll processing business in the facility and continue to pursue opportunities.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2013-2014

Cost of Sales increased 18.6% from 2013 to 2014 due in part to a 19.4% increase in volumes processed to support the increase in sales volume slightly offset by a 4.4% decrease in the average cost per gallon of raw material.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into secondary markets at lower margins, thereby increasing overall profitability.

2012-2013

Cost of Sales increased 4.7% from 2012 to 2013 due in part to a 38.6% increase in volumes processed partially offset by a 2.3% decrease in the average cost per gallon of feedstock.

Total Operating Expense (includes but is not limited to natural gas, operating labor and transportation)

2013-2014

Total Operating Expense increased 18.4% from 2013 to 2014.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 22.3% from 2013 to 2014 due to an increase in the average per unit cost and additional volume used.  The average price per MMBTU for 2014 was $4.49 whereas, for 2013 the average per unit cost was $3.89.  Volume consumed increased to approximately 1,417,000 MMBTU from about 1,342,000 MMBTU.

Operating labor costs were higher by 15.2% mainly due to a cost of living adjustment that was given mid-year 2014, additional profit sharing distributions based upon profitability, and an increase in our employee count for the petrochemical segment.  Employee count increased approximately 33% from year end 2013 to year end 2014 as construction for the D-train expansion was underway.

Transportation costs were higher by 26.0% primarily due to an increase in rail freight.  We increased our rail fleet by 25.5%, and shipments increased by 32.5%. These costs are typically recovered through our selling price.  Higher transportation costs accounted for 58.9% of the increase in operating expense.

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

General and Administrative Expense

2013-2014

General and Administrative costs increased 27.7% from 2013 to 2014 due primarily to expenses recorded for management payroll costs, officers’ compensation, insurance premiums, property taxes, and consulting fees.  Payroll costs increased approximately $0.4 million primarily due to a cost of living adjustment.  Officer compensation increased approximately $1.0 million due to option grants and approximately $1.0 million for executive bonuses based upon 2014 performance.  Group health insurance premiums increased 8.2% due to the health insurance environment.   Property insurance premiums increased 4.7% due to an increase in the insured basis.  Property taxes increased 11.8% due to the increase in the taxable basis because of recent expansions and additions.  Consulting fees increased $1.0 million due to the hiring of consultants to assist with the Acquisition.

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

Our general and administrative expenses have two principle components; general and administrative expenses for our specialty petrochemical segment and general corporate expenses.  TC’s general and administrative expenses are not being shown because there is no basis for comparison.

General & Administrative Expenses for our Specialty Petrochemicals Operations

	2014	2013	Change	%Change
Petrochemical Company	(in thousands)
General & Administrative Expense	$12,330	$10,971	$1,359	12.4%

General and Administrative costs increased from 2013 to 2014 due primarily to expenses recorded for administrative payroll costs, 401(k) contributions, insurance premiums, consulting fees, legal fees and property taxes. Payroll costs increased approximately $0.4 million due to a cost of living adjustment, increased profit sharing distributions, and an increase in personnel.  Group health insurance premiums increased 8.2% due to the health insurance environment and an increase in personnel.   Property insurance premiums increased 4.7% due to an increase in the insured basis.  Consulting fees increased $0.5 million due to the hiring of consultants to assist with the Acquisition.  Property taxes increased 11.8% due to the increase in the taxable basis because of recent expansions and additions.

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

General Corporate Expenses

(in thousands)	2014	2013	Change	% Change
General corporate expenses	$6,413	$3,701	$2,712	73.3%

General corporate expenses increased from 2013 to 2014 primarily due to increases in officer compensation, consulting fees, insurance expense, and administrative expenses in Saudi Arabia.  Officer compensation increased $2.0 million due to the award of options and an increase in the executive bonus based upon 2014 performance.  Consulting fees increased $0.6 million due to the hiring of consultants for the Acquisition.  Administrative expenses in Saudi Arabia increased $0.1 million due to additional staffing requirements.

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

Depreciation

2013-2014

Depreciation expense increased only slightly by 0.6% from 2013 to 2014.  Many of the capital expenditures for 2014 remained in construction in progress accounts at year end.

2012-2013

Depreciation expense increased 13.0% from 2012 to 2013 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

2013-2014

Equity in Earnings (Losses) of AMAK decreased 122.8% from 2013 to 2014 due to a number of reasons as discussed below.  Our equity in AMAK’s results of operations for 2013 also included a gain from the additional equity issuance by AMAK of $4.0 million.  There was no such gain in 2014.

The mining sector as a whole has been depressed due to low metal prices and demand.  However, the performance of AMAK to date has been below our expectation, and steps are being taken to improve performance and solidify its position over the long term.  The project is self-supporting and cash flow is adequate to meet current needs.

For 2014 shipments were 14.0% short of budgeted volumes as indicated in the table below.  There were no shipments in the first quarter of 2014 due to logistics delays and the rebuilding of warehouse stocks.  Shipments in the second quarter of 2014, while up in number (4), were limited by volume shipped.  Shipments in the third and fourth quarters were also limited by volume shipped.  AMAK volumes in dry metric tons (dmt) for 2014 were as follows:

	Actual	Budgeted	Variance
Ore tons processed	670,813	700,740	(29,927)
Concentrate to the port
Copper	28,402	28,945	(543)
Zinc	32,515	35,009	(2,494)
	60,917	63,954	(3,037)

Shipments
Copper	25,691	28,945	(3,254)
Zinc	29,326	35,009	(5,683)
	55,017	63,954	(8,937)

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

We continue to expect better performance based upon the activation of the precious metal circuit; the activation of an improved and larger volume talc circuit prior; improved recoveries and product quality based upon better process control and improvements made to mill equipment; institution of better controls on the ore dilution; and an ore blending program which should improve product quality and production levels.  Also in November 2014, a favorably revised and amended contract with the Chinese company supplying the labor for the mill operation was signed.

2012-2013

Equity in earnings of AMAK increased $4.9 million from 2012 to 2013 due to AMAK being in operation for the entire 2013 year versus only a partial year in 2012.  Gain on equity issuance of AMAK increased $4.0 million from 2012 to 2013 due to the completion of an equity raise in May 2013 as discussed in Note 8.

Capital Expenditures

2013-2014

Capital Expenditures increased 104.8% from 2013 to 2014. See capital expenditures discussion below for more detail.

2012-2013

Capital Expenditures decreased 16.1% from 2012 to 2013.  See capital expenditures discussion below for more detail.

Capital Resources and Requirements

2013-2014

Capital expenditures increased 104.8% from 2013 to 2014.  During 2014 we expended $6.8 million to begin construction on our D-train expansion, $2.4 million to purchase spare equipment for future use, $0.9 million for tank farm improvements, $1.9 million for various plant upgrades, $0.6 million for a new warehouse and building improvements, $0.5 million for loading rack expansion capabilities, and $.3 million for pipeline upgrades.

2012-2013

Capital expenditures decreased 16.1% from 2012 to 2013.  During 2013 we expended $0.3 million to debottleneck our Penhex Unit, $1.6 million for expansion of the sales loading rack facility, $0.9 million for construction of a new control room and lab, $0.4 million for transport trucks, $2.1 million for a new tolling unit, and $1.5 million for other equipment.

Capital expenditures typically average $6.0 million per year for facility improvements.  At December 31, 2014, there was $32.8 million available on the Company’s line of credit.  We believe that operating cash flows along with credit availability will be sufficient to finance our 2015 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$6,882	$2,005	$3,003	$896	$978
Long-Term Debt Obligations	80,450	7,000	16,608	56,842	-
Total	$87,332	$9,005	$19,611	$57,738	$978

The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations and long-term debt refinancing.

Investment in AMAK

Information concerning our investment in AMAK is set forth in Note 10 of the Notes to Consolidated Financial Statements.

New Accounting Standards

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

In June 2014 the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies.  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of net sales, expenses and allocated charges during the reported period.  Actual results could differ from those estimates.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present currently. These matters, and the judgments and uncertainties affecting them, are essential to understanding our reported results.  See Note 2 to the Notes to the Consolidated Financial Statements for further information.

Inventories

Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market for South Hampton.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.  See Note 7 to the Notes to the Consolidated Financial Statements for more information.

Revenue recognition

Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred or when the service is performed and we have no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and determinable; and (4) collection is assured. For our product sales these criteria are generally met, and revenue is recognized, when the product is delivered or title is transferred to the customer.  Sales are presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers are recorded as a component of revenue.  For our custom processing we recognize revenue when the service has been provided to the customer.  Revenues received in advance of future sales of products or prior to the performance of services are presented as deferred revenues.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  Our long-lived assets include our petrochemical facility, specialty synthetic wax facility, and our investments in AMAK and PEVM.

Our petrochemical facility and specialty synthetic wax facility are currently our revenue generating assets.  The facilities were in full operation at December 31, 2014.  Plant, pipeline and equipment costs are reviewed annually to determine if adjustments should be made.

We assess the carrying values of our assets on an ongoing basis. Factors which may affect carrying values include, but are not limited to, mineral prices, capital cost estimates, equity transactions, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that, particularly in the event of a prolonged period of depressed mineral prices, we will not be required to take a material write-down of any of our mineral properties.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired.  Impairment exists when carrying value exceeds fair value.

Definite-lived intangible assets are being amortized using discounted estimated future cash flows over the term of the related agreements.  We continually evaluate the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they will be removed from the consolidated balance sheets.

See Note 9 to the Notes to the Consolidated Financial Statements for additional information.

Investment in AMAK

We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK’s income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK’s financial statements. See Note 10 to the Notes to the Consolidated Financial Statements.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

Environmental Liabilities

The Petrochemical Company is subject to the rules and regulations of the TCEQ, which inspects the operations at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business, evidence of groundwater contamination was discovered in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years. See Note 15 to the Notes to the Consolidated Financial Statements.

 Share-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.  See Note 16 to the Notes to the Consolidated Financial Statements.

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

Income Taxes

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income.  Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized.  If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority.  There are no uncertain income tax positions taken or expected to be taken at January 1, 2007 (adoption date), and at December 31, 2014. See Note 17 to the Notes to the Consolidated Financial Statements.

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

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.75 million at December 31, 2014.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We had designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition, we believe that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014, and the unrealized loss associated with the swap of approximately $378,000 was recognized in the Statement of Income.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2014, and 2013 totaled $0.4 million and $0.6 million, respectively.

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).  See Notes 5 and 22 to the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2014, 2013 and 2012, we had approximately $80.5 million, $13.2 million and $15.7 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $215,000, $30,000 and $35,000 at December 31, 2014, 2013 and 2012, respectively.

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

At the end of 2014, market risk for 2015 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2014.   Assuming that 2015 total petrochemical product sales volumes stay at the same rate as 2014, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $14.3 million in fiscal 2015.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Office, Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure .  It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the disclosure controls and procedures are met.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer, Executive Vice President and

Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer, Executive Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer, Executive Vice President, and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide assurance regarding the financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our internal control of financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that he degree of compliance with the policies and procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over fianacial reporting as of December 31, 2014, excludes the business acquired by the Company in 2014 (Trecora Chemical, Inc.).  This scope exception is permissible under applicable SEC guidelines.  The business acquired represents approximately 34.1% and 5.5% of consolidated total assets and net assets, respectively, and 1.8% and (6.4%) of consolidated revenues and net income for the year ended December 31, 2014.

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c)	Attestation Report of the Registered Public Accounting Firm.

BKM Sowan Horan, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trecora Resources

We have audited Trecora Resources’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Trecora Resources’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trecora Chemical which is included in the  December 31, 2014, consolidated financial statements of Trecora Resources and constituted 34.1% and 5.5% of total and net assets, respectively, as of December 31, 2014, and 1.8% and (6.4%) of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Trecora Resources also did not include an evaluation of the internal controls over financial reporting of Trecora Chemical.

In our opinion, Trecora Resources maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trecora Resources as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 13, 2015

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2014 and 2013
Consolidated Statements of Income for the three years ended December 31, 2014
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2014
Consolidated Statements of Cash Flows for the three years ended December 31, 2014
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2014.

   3.  The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2014, 2013, and 2012, required by Rule 3-09 of Regulation S-X.
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
- Retirement Awards Program dated January 15, 2008 between Trecora Resources and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-33926))

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
10(e)
- Letter Agreement dated August 5, 2009, between Trecora Resources and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(f)
- Limited Guarantee dated October 24, 2010, between Trecora Resources and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(g)
-Amended and Restated Credit Agreement dated October 1, 2014, between Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 3, 2014 (file No. 001-33926))

10(h)
- Stock Purchase Agreement dated September 19, 2014, between Trecora Resources, Texas Oil & Chemical co. II, Inc. SSI Chusei, Inc. and Schumann/Steier Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 25, 2014 (file No. 001-33926))

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))

Exhibit Number	Description
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 21, 2010 (File No. 001-33926))
21	- Subsidiaries
23.1	- Consents of Independent Registered Public Accounting Firms
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Executive Vice President pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.3	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15
(c)	Financial Statement Schedules
See (a) 2 of this Item 15

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Trecora Resources, a Delaware corporation, and the undersigned directors and officers of Trecora Resources, hereby constitutes and appoints Nicholas Carter its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                TRECORA RESOURCES

Dated: March 13, 2015                                           By: /s/ Nicholas Carter
                                                                                        Nicholas Carter
                                                                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2015.

Signature	Title
/s/ Nicholas Carter Nicholas Carter	President, Chief Executive Officer and Director (principal executive officer)
/s/ Simon Upfill-Brown Simon Upfill-Brown	Executive Vice President and Director
/s/ Connie Cook Connie Cook	Chief Financial Officer (principal financial and accounting officer)
/s/ John R. Townsend John R. Townsend	Director
/s/ Allen P. McKee Allen P. McKee	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Gary K. Adams Gary K. Adams	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trecora Resources

We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. Our audit also includes the financial statement schedule listed in the index at Item 15(a). Trecora Resources’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trecora Resources and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trecora Resources’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 13, 2015

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,506	$7,608
Trade receivables, net (Note 6)	28,271	22,069
Advance to AMAK (Note 10)	-	536
Prepaid expenses and other assets	3,257	2,179
Inventories (Note 7)	12,815	12,063
Deferred income taxes (Note 17)	1,652	1,324
Taxes receivable	434	571

Total current assets	54,935	46,350

PLANT, PIPELINE, AND EQUIPMENT – AT COST	113,130	75,128
LESS ACCUMULATED DEPRECIATION	(39,319)	(33,203)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	73,811	41,925

GOODWILL (Notes 3 and 9)	21,750	-
OTHER INTANGIBLE ASSETS, net (Notes 3 and 9)	26,235	-
INVESTMENT IN AMAK (Note 10)	53,023	54,095
MINERAL PROPERTIES IN THE UNITED STATES (Note 11)	588	588
OTHER ASSETS	1,732	709

TOTAL ASSETS	$232,074	$143,667

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2014	2013
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,535	$7,362
Current portion of derivative instruments (Notes 5 and 22)	362	292
Accrued liabilities (Note 13)	5,020	3,162
Accrued liabilities in Saudi Arabia (Note 14)	495	140
Current portion of post-retirement benefit (Note 23)	286	278
Current portion of long-term debt (Note 12)	7,000	1,400
Current portion of other liabilities	2,183	1,654

Total current liabilities	24,881	14,288

LONG-TERM DEBT, net of current portion (Note 12)	73,450	11,839
POST- RETIREMENT BENEFIT, net of current portion (Note 23)	649	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 5 and 22)	196	319
OTHER LIABILITIES, net of current portion	1,039	1,369
DEFERRED INCOME TAXES (Note 17)	10,471	11,984

Total liabilities	110,686	40,448

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common Stock - authorized 40 million shares of $.10 par value; issued and outstanding, 24.0 million and 23.8 million shares in 2014 and 2013, respectively	2,397	2,383
Additional Paid-in Capital	48,282	46,064
Accumulated Other Comprehensive Loss	-	(366)
Retained Earnings	70,420	54,849
Total Trecora Resources Stockholders’ Equity	121,099	102,930
Noncontrolling interest	289	289
Total equity	121,388	103,219

TOTAL LIABILITIES AND EQUITY	$232,074	$143,667

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2014	2013	2012
	(thousands of dollars)
Revenues
Petrochemical and product sales	$280,866	$230,643	$218,512
Processing	8,777	5,584	4,346
	289,643	236,227	222,858
Operating costs and expenses
Cost of petrochemical, product sales, and Processing (including depreciation of $4,645, $3,518, and $3,053, respectively)	243,900	201,064	192,100
Gross Profit	45,743	35,163	30,758

General and Administrative Expenses
General and administrative	19,701	14,672	12,782
Depreciation	560	521	520
	20,261	15,193	13,302

Operating income	25,482	19,970	17,456

Other income (expense)
Interest expense	(1,042)	(520)	(547)
Losses on cash flow hedge reclassified from OCI	(378)	(301)	(359)
Equity in earnings (loss) of AMAK (Note 10)	(1,072)	4,703	(211)
Gain from additional equity issuance by AMAK (Note 10)	--	3,997	--
Miscellaneous expense	(272)	(204)	(114)
	(2,764)	7,675	(1,231)
Income before income tax expense	22,718	27,645	16,225

Income tax expense	7,147	8,147	5,904

Net income	15,571	19,498	10,321

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Trecora Resources	$15,571	$19,498	$10,321

Net income per common share
Basic earnings per share (dollars)	$0.64	$0.81	$0.43
Diluted earnings per share (dollars)	$0.63	$0.79	$0.42

Weighted average number of common
shares outstanding
Basic	24,188	24,115	24,081
Diluted	24,896	24,745	24,745

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2014	2013	2012
	(thousands of dollars)

NET INCOME	$15,571	$19,498	$10,321

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	744	515	527
Less: reclassification adjustment included in net income	378	301	359

OTHER COMPREHENSIVE INCOME , NET OF TAX (Note 22)	366	214	168

COMPREHENSIVE INCOME	$15,937	$19,712	$10,489

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013, and 2012

	TRECORA RESOURCES STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Total	Interest	Equity
	(thousands)	(thousands of dollars)
JANUARY 1, 2012	23,731	$2,373	$44,138	$(748)	$25,030	$70,793	$289	$71,082

Stock options
Issued to Directors	-	-	270	-	-	270	-	270
Issued to Employees	-	-	489	-	-	489	-	489
Issued to Former Director	-	-	(317)	-	-	(317)	-	(317)
Common Stock
Issued to Directors	53	5	92	-	-	97	-	97
Issued to Employees	21	3	119	-	-	122	-	122
Other Comprehensive Income (net of income tax expense of $73)	-	-	-	168	-	168	-	168
Net Income	-	-	-	-	10,321	10,321	-	10,321

DECEMBER 31, 2012	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232

Stock options
Issued to Directors	-	-	377	-	-	377	-	377
Issued to Employees	-	-	559	-	-	559	-	559
Issued to Former Director	-	-	97	-	-	97	-	97
Warrants	-	-	181	-	-	181	-	181
Common Stock
Issued to Directors	12	1	6	-	-	7	-	7
Issued to Employees	15	1	53	-	-	54	-	54
Other Comprehensive Income (net of income tax expense of $115)	-	-	-	214	-	214	-	214
Net Income	-	-	-	-	19,498	19,498	-	19,498

DECEMBER 31, 2013	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	330	-	-	330	-	330
Issued to Employees	-	-	1,555	-	-	1,555	-	1,555
Issued to Former Director	-	-	97	-	-	97	-	97
Warrants	-	-	79	-	-	79	-	79
Common Stock
Issued to Directors	88	9	(8)	-	-	1	-	1
Issued to Employees	55	5	165	-	-	170	-	170
Other Comprehensive Income	-	-	-	366	-	366	-	366
Net Income	-	-	-	-	15,571	15,571	-	15,571

DECEMBER 31, 2014	23,975	$2,397	$48,282	$-	$70,420	$121,099	$289	$121,388

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2014	2013	2012
	(thousands of dollars)
Operating activities
Net income attributable to Trecora Resources	$15,571	$19,498	$10,321
Adjustments to reconcile net income
of Trecora Resources to Net cash provided by operating activities:
Depreciation	5,205	4,039	3,573
Amortization of intangible assets	471	-	-
Unrealized loss on derivative instruments	376	57	246
Share-based compensation	2,141	1,215	515
Deferred income taxes	(1,903)	1,495	889
Postretirement obligation	8	5	8
Equity in (income) loss of AMAK	1,072	(4,703)	211
Gain from additional equity issuance by AMAK	-	(3,997)	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(3,380)	(6,267)	7,396
(Increase) decrease in income tax receivable	137	611	(1,182)
(Increase) decrease in inventories	2,587	(2,223)	(384)
Increase in prepaid expenses and other assets	(337)	(90)	(693)
Increase in other assets	(1,024)	(871)	(56)
Increase in other liabilities	90	3,048	353
Increase in accounts payable and accrued liabilities	1,836	1,421	173
Increase in accrued liabilities in Saudi Arabia	355	4	3
Net cash provided by operating activities	23,205	13,242	21,373

Investing activities
Additions to plant, pipeline and equipment	(14,766)	(6,828)	(8,143)
Acquisition of Trecora Chemical, Inc., net of cash of $107	(74,712)	-	-
Advances to AMAK, net	536	1,626	(2,042)
Addition to Investment in AMAK	-	(7,500)	-
Net cash used in investing activities	(88,942)	(12,702)	(10,185)

Financing Activities
Issuance of common stock	91	60	146
Additions to long-term debt	87,200	6,000	2,000
Repayment of long-term debt	(20,656)	(8,500)	(10,500)
Net cash provided by (used) in financing activities	66,635	(2,440)	(8,354)

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2014	2013	2012
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	898	(1,900)	2,834

Cash and cash equivalents at beginning of year	7,608	9,508	6,674

Cash and cash equivalents at end of year	$8,506	$7,608	$9,508

Supplemental disclosure of cash flow information:
Cash payments for interest	$995	$802	$912
Cash payments (net of refunds) for taxes	$8,959	$6,006	$6,650

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$1,649	$1,284	$1,102
Unrealized gain on interest rate swap, net of tax expense	$366	$214	$168

See notes to the consolidated financial statements.

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Trecora Resources, formerly Arabian American Development Company, (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activities are the manufacturing of various specialty petrochemical products, specialty waxes and providing custom processing services.  The Company owns 35% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”) (see Note 10) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“Tocco”).  Tocco owns all of the capital stock of South Hampton Resources Inc. (“South Hampton”) and Trecora Chemical, Inc. (“TC”).  South Hampton owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“Gulf State”).  South Hampton owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry.  TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services.  These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants.  Gulf State owns and operates pipelines that connect the South Hampton facility to a natural gas line, to South Hampton’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

We attribute revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2014, 2013, and 2012, originated in the United States.  In addition, all of our long-lived assets are in the United States.

For convenience in this report, the terms “Company”, “our”, “us” or “we” may be used to refer to Trecora Resources and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the balance sheets, statements of income, statements of comprehensive income, statement of stockholders’ equity, and cash flows of the Company, TOCCO, TC, South Hampton, Gulf State and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence such as AMAK, are accounted for using the equity method of accounting. All intercompany profits, transactions and balances have been eliminated.

Cash, Cash Equivalents and Short-Term Investments - Our principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market for South Hampton.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.

Accounts Receivable and Allowance for Doubtful Accounts – We evaluate the collectability of our accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware.  For the years ended December 31, 2014, 2013, and 2012, the allowance balance was not increased.  We track customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2014, 2013 or 2012.

Notes Receivable – We periodically make changes in or expand our toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rates used on outstanding notes during December 31, 2014, and 2013, were between 4% and 9%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from toll processing customers with whom we maintain a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2014 and 2013.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2014, and 2013, our remaining mining assets held by PEVM had not reached the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to this project.

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

Goodwill and Other Intangible Assets – Goodwill represents the future economic benefits arising from other assets acquired in the Acquisition that are not individually identified and separately recognized.  Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired.  Impairment exists when carrying value exceeds fair value.

Definite-lived intangible assets consist of customer relationships, licenses, permits and developed technology that were acquired as part of the Acquisition.  The majority of these assets are being amortized using discounted estimated future cash flows over the term of the related agreements.  Intangible assets associated with customer relationships are being amortized using the discounted estimated future cash flows method based upon assumed rates of annual customer attrition.  We continually evaluate the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they will be removed from the consolidated balance sheets.

Business Combinations and Related Business Acquisition Costs – Assets and liabilities associated with business acquisitions are recorded at fair value using the acquisition method of accounting.  We allocate the purchase price of acquisitions based upon the fair value of each component which may be derived from various observable and unobservable inputs and assumptions.  We may use third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.  The fair value of property, plant and equipment and intangible assets are based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3).  Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed.

Business acquisition costs are expensed as incurred and are reported as general and administrative expenses in the consolidated statements of income.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional consulting fees, as well as, travel associated with the evaluation and effort to acquire specific businesses.

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

Other Assets - Other assets include a license used in petrochemical operations, notes receivable, loan origination fees, and certain petrochemical assets.

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

Revenue recognition – Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred or when the service is performed and we have no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and determinable; and (4) collection is assured. For our product sales these criteria are generally met, and revenue is recognized, when the product is delivered or title is transferred to the customer.  Sales are presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers are recorded as a component of revenue.  For our custom processing we recognize revenue when the service has been provided to the customer.

Revenues received in advance of future sales of products or prior to the performance of services are presented as deferred revenues.

Shipping and handling costs - Shipping and handling costs are classified as cost of product sales and processing and are expensed as incurred.

Retirement plan – We offer employees the benefit of participating in a 401(K) plan.  We match 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2014, 2013, and 2012, matching contributions of approximately $641,000, $554,000, and $518,000, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – We periodically make changes in or expand our toll processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was reduced by approximately $1.6 million for 2014, $1.3 million for 2013, and $1.1 million for 2012.

Net Income Per Share - We compute basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options and shares which could be issued upon conversion of debt, had been issued (see Note 19).

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar (USD).  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses.  We do not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate.  As of December 31, 2014, 2013 and 2012, foreign currency translation adjustments were not significant.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include allowance for doubtful accounts receivable; assessment of impairment of our long-lived assets, goodwill, intangible assets and investments, financial contracts, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities and deferred tax valuation allowances.  Actual results could differ from these estimates.

Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 16).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
We have an obligation to make future payments if those certain future triggering events do occur. A liability for the payment under the guarantee is recognized when 1) it becomes probable that one or more future events will occur, triggering the requirement to make payments under the guarantee and 2) when the payment can be reasonably estimated.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of December 31, 2014, and 2013, no interest or penalties related to uncertain tax positions had been accrued.

New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

In June 2014 the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

        NOTE 3 – ACQUISITION OF TRECORA CHEMICAL, INC. (formerly SSI Chusei, Inc.)

On October 1, 2014, we completed the acquisition of 100% of the Class A common stock of SSI Chusei, Inc. (“SSI”), a Texas corporation (the “Acquisition”) in exchange for a cash payment of $74.8 million which was funded by (i) $4,702,000 from TREC’s existing cash balances and (ii) $70,000,000 from the proceeds of a senior secured financing.  The Acquisition was completed pursuant to a Stock Purchase Agreement dated as of September 19, 2014, by and among TREC, Tocco, Schumann/Steier Holdings, LLC (“SSH”), a Delaware limited liability company, and SSI.  On November 15, 2014, SSI’s name was officially changed to Trecora Chemical, Inc. (“TC”).

TC is a leading manufacturer of specialty synthetic waxes and custom processing services located in Pasadena, Texas.  We believe the Acquisition increases our product diversification, expands our footprint in the industry, and provides geographic diversity.  TC will make up the specialty synthetic wax segment of our business.

We have accounted for the Acquisition in accordance with the acquisition method of accounting under Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”). In accordance with ASC 805, we used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the Acquisition Date. Goodwill as of the Acquisition Date is measured as the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired.

The assets and certain liabilities acquired from TC on October 1, 2014, have been included in our consolidated balance sheets and our consolidated statements of income since the date of acquisition.  The sales and operating loss of TC that are included in the consolidated statements of income for the year ended December 31, 2014, was $5.3 million and $1.1 million, respectively.  In connection with the Acquisition, we incurred acquisition costs of $1.0 million which are reflected in general and administrative expenses in the consolidated statements of income.  The financial results of TC’s business are reported as a separate business segment.

The following table summarizes the consideration paid for TC (in thousands):

Cash paid at closing	$2,902
Cash paid for working capital adjustment	1,916
Debt	70,000
Total purchase consideration	$74,818

We recorded $21.8 million of Goodwill as a result of the Acquisition, all of which was recorded within TC’s operating segment.  Goodwill recognized in the Acquisition relates primarily to enhancing our strategic platform for expansion into other specialty products such as specialty waxes and custom processing services.  All of the Goodwill recognized is expected to be deductible for income tax purposes.  The allocation of the aggregate purchase price is as follows (in thousands):

Purchase Price		$74,818

Cash	$107
Trade receivables	2,821
Inventories	3,339
Prepaid expenses and other assets	743
Plant, pipeline and equipment	23,973
Other intangible assets	26,706
Accounts payable	(1,074)
Accrued liabilities	(1,121)
Other liabilities	(1,759)
Long-term debt, net of current portion	(667)	53,068
Goodwill		$21,750

The components of the other intangible assets listed in the table above, based upon a third party appraisal, were as follows (in thousands):

Identifiable Intangible Asset	Value	Life (years)
Customer Relationships	$16,852	15
Non-compete Agreements	94	5
Licenses and Permits	1,471	various
Trade Name	2,158	indefinite
Developed Technology	6,131	10
Total	$26,706
Weighted average amortization period		12.5

The following unaudited pro forma financial information reflects the consolidated results of operation of the Company as if the Acquisition had taken place on January 1, 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Sales	$308,966	$259,348
Net Income	$16,623	$20,223

Our historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Acquisition.  This unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated or the future consolidated results of operations of the combined Company.

For the year ended December 31, 2014, the unaudited pro forma financial information reflects adjustments to depreciation expense resulting from the adjustment to fair value of TC’s plant and equipment, amortization expense on other intangible assets, non-recurring acquisition costs, salary costs in connection with employment contracts with certain officers, interest expense on the secured financing, and estimated tax effect on the incremental change.

For the year ended December 31, 2013, the unaudited pro forma financial information reflects adjustments to depreciation expense resulting from the adjustment to fair value of TC’s plant and equipment, amortization expense on other intangible assets, salary costs in connection with employment contracts with certain officers, interest expense on the secured financing, and estimated tax effect on the incremental change.

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

We sell our products and services to companies in the chemical, plastics, and petroleum industries.  We perform periodic credit evaluations of our customers and generally do not require collateral from our customers.  For the year ended December 31, 2014, two customers accounted for 23.2% and 10.5% of total revenue.  For the year ended December 31, 2013, two customers accounted for 16.5% and 16.2% of total product sales.  For the year ended December 31, 2012, two customers accounted for 13.2% and 12.1% of total product sales.  The associated accounts receivable balances for those customers were approximately $9.5 million and $1.6 million and $7.7 million and $1.9 million as of December 31, 2014 and 2013, respectively.  The carrying amount of accounts receivable approximates fair value at December 31, 2014.

Accounts receivable serves as collateral for our amended and restated loan agreement (see Note 12).

We market our products in many foreign jurisdictions.  For the years ended December 31, 2014, 2013 and 2012, petrochemical product sales revenue in foreign jurisdictions accounted for approximately 30.5%, 26.2%, and 24.7%, respectively.

South Hampton utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2014, 2013, and 2012 was 100%, 99% and 100%, respectively.  At December 31, 2014, and 2013, we owed the supplier approximately $1.0 million and $5.2 million, respectively for feedstock purchases.

We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.

NOTE 5 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, trade receivables, taxes receivable, advance to AMAK, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables,  taxes receivable, advance to AMAK, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

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

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plants).  We use financial swaps on feedstock and options on natural gas to limit the effect of significant fluctuations in price on operating results.

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At December 31, 2014, we had derivative contracts with settlement dates through January 2015.  At December 31, 2013, we had derivative contracts with settlement dates through February 2014.  For additional information see Note 22.

Interest Rate Swaps

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We had designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition, we believe that the hedge is no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014, and the unrealized loss associated with the swap of approximately $378,000 was recognized in the Statement of Income for the year ended December 31, 2014.

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

The following items are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements Using
December 31, 2014	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$378	$-	$378	$-
Commodity financial instruments	180	180

	Fair Value Measurements Using
December 31, 2013	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$563	$-	$563	$-
Commodity financial instruments	48	48	-	-

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

NOTE 6 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2014, and 2013, respectively, consisted of the following:

	2014	2013
	(thousands of dollars)

Trade receivables	$28,481	$22,279
Less allowance for doubtful accounts	(210)	(210)

Trade receivables, net	$28,271	$22,069

Trade receivables serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

NOTE 7 – INVENTORIES

Inventories include the following at December 31:

	2014	2013
	(thousands of dollars)

Raw material	$2,826	$2,403
Work in process	49	-
Finished products	9,940	9,660

Total inventory	$12,815	$12,063

Inventory serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

The difference between the calculated value of inventory under the FIFO and LIFO bases generates either a recorded LIFO reserve (i.e., where FIFO value exceeds the LIFO value) or an unrecorded negative LIFO reserve (i.e., where the LIFO value exceeds the FIFO value).  In the latter case, in order to ensure that inventory is reported at the lower of cost or market and in accordance with ASC 330-10, we do not increase the stated value of our inventory to the LIFO value.

At December 31, 2014, the LIFO value of inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.  At December 31, 2013, current cost exceeded the LIFO value by approximately $1.5 million.

Inventory included products in transit valued at approximately $3.5 million and $4.4 million at December 31, 2014, and 2013, respectively.

NOTE 8 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:

	2014	2013
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	1,577
Plant, pipeline and equipment	95,351	71,115
Construction in progress	11,590	824
Total plant, pipeline and equipment	113,130	75,128
Less accumulated depreciation	(39,319)	(33,203)
Net plant, pipeline and equipment	$73,811	$41,925

Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

Interest capitalized for construction for 2014, 2013 and 2012 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $84,269, $38,232 and $19,268 for 2014, 2013 and 2012, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the year ended December 31, 2014 (in thousands):

	Balance as of December 31, 2013	Acquisitions	Balance as of December 31, 2014
TC	$0	$21,750	$21,750

We believe due to the recent nature of the Acquisition, no goodwill impairment existed at December 31, 2014.

 Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2014
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(281)	$16,571
Non-compete agreements	94	(5)	89
Licenses and permits	1,471	(32)	1,439
Developed technology	6,131	(153)	5,978
	24,548	(471)	24,077
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(471)	$26,235

Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

2015	$1,884
2016	1,878
2017	1,860
2018	1,861
2019	1,860
Total	$9,343

NOTE 10 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

We have concluded that we have significant influence over the operating and financial policies of AMAK and, accordingly, should account for our investment in AMAK using the equity method.  As of December 31, 2014, and 2013, we had a non-controlling equity interest of approximately $53.0 million and $54.1 million, respectively.

We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2014, and 2013, and for each of the three years ended December 31, 2014.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Sales	$63,300	$104,990	$15,594
Gross Profit	3,624	21,881	3,825
General, administrative and other expenses	10,487	12,360	6,328
Net Income (loss)	$(6,863)	$9,521	$(2,503)

Depreciation and amortization for the years ended December 31, 2014, 2013, and 2012 was $23.7 million, $24.4 million and $9.6 million, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Net income before depreciation and amortization	$16,845	$33,878	$7,144

Financial Position

	December 31,
	2014	2013
	(Thousands of Dollars)
Current assets	$17,782	$32,923
Noncurrent assets	265,584	264,997
Total assets	$283,366	$297,920

Current liabilities	$23,034	$22,497
Long term liabilities	67,598	75,826
Shareholders' equity	192,734	199,597
Total liabilities and equity	$283,366	$297,920

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the years ended December 31, 2014, 2013, and 2012, is comprised of the following:

	2014	2013	2012
Company’s share of earnings (loss) reported by AMAK	$(2,419)	$3,356	$(885)
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	1,347	1,347	674
Equity in earnings (loss) of AMAK	$(1,072)	$4,703	$(211)

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

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2014, 2013, or 2012.

Working Capital Advances to AMAK

During 2012 we advanced $2,041,000 to AMAK for working capital purposes of which approximately $2,016,000 was repaid in May of 2013.  Additional amounts have been paid on behalf of AMAK during 2013 for marketing advisory services and spare parts inventory management.  Those amounts were repaid during 2014.  The amounts due from AMAK at December 31, 2014, and 2013, were approximately $0 and $536,000, respectively.

NOTE 11 - MINERAL PROPERTIES IN THE UNITED STATES

The principal assets of PEVM are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the PEVM Mining District in southeast Nevada.  In August 2001 seventy five unpatented claims were abandoned since they were deemed to have no future value to PEVM.  Due to the lack of capital, the properties held by PEVM have not been commercially operated for approximately 35 years.

NOTE 12 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Long-term debt and long-term obligations at December 31 are summarized as follows:

	2014	2013
	(thousands of dollars)
Revolving note to domestic bank (A)	-	6,489
Term notes to domestic bank (B)	-	6,750
Revolving note to domestic banks (C)	7,200	-
Term note to domestic banks (D)	68,250	-
Term note to domestic banks (E)	5,000	-

Total long-term debt	80,450	13,239

Less current portion	7,000	1,400

Total long-term debt, less current portion	$73,450	$11,839

(A)
On May 25, 2006 South Hampton entered into a $12.0 million revolving loan agreement with a domestic bank secured by accounts receivable and inventory. The loan was originally due to expire on October 31, 2008, but was amended to extend the termination date to June 30, 2015.  Additional amendments were entered into during 2008 and 2009 which ultimately increased the availability of the line to $18.0 million based upon the Company’s accounts receivable and inventory.  This agreement was replaced by the Amended and Restated Credit Agreement dated October 1, 2014, as detailed below.

(B)
On September 19, 2007 South Hampton entered into a $10.0 million term loan agreement with a domestic bank to finance the expansion of the petrochemical facility.  An amendment was entered into on November 26, 2008, which increased the term loan to $14.0 million due to the increased cost of the expansion.  This note was secured by plant, pipeline and equipment. The agreement was set to expire on October 31, 2018.

As discussed in Note 22, effective August 2008 we entered into a pay-fixed, receive-variable interest rate swap with the lending bank which had the effect of converting the interest rate on $10.0 million of the loan to a fixed rate. This agreement was replaced by the Amended and Restated Credit Agreement dated October 1, 2014, as detailed below.

(C)
On October 1, 2014, Tocco, South Hampton, Gulf State and TC (South Hampton, Gulf State and TC collectively the “Guarantors”) entered into an Amended and Restated Credit Agreement (“ARC Agreement”) with the lenders which from time to time are parties to the ARC Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Subject to the terms and conditions of the ARC Agreement, Tocco may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2014, Tocco had borrowed funds under the Revolving Loans aggregating $7.2 million with $32.8 million available to be drawn.

(D)	Under the ARC Agreement, Tocco also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.

(E)
Under the ARC Agreement, Tocco also has the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once Tocco has fulfilled certain obligations such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40.0 million uncommitted increase option (the “Accordion Option”).  As of December 31, 2014, Tocco had borrowed funds under the agreement aggregating $5.0 million with $20.0 million available to be drawn.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of Tocco and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan will be payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans will be payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments to commence March 31, 2016.  Interest on the Loans will be computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.  At December 31, 2014, the variable interest rate under the loans was 2.67%.

The Loans may be prepaid in whole or in part without premium or penalty (Eurodollar Rate Loans are prepayable only on the last days of related interest periods or upon payment of any breakage costs) and the lenders’ commitments relative thereto reduced or terminated.  Subject to certain exceptions and thresholds, outstanding Loans shall be prepaid by an amount equal to 100% of the net cash proceeds from: (i) all sales, transfers, licenses, lease or other disposition of any property by Tocco and Guarantors (other than a permitted transfer); (ii) any equity issuance by Tocco or the Guarantors; (iii) any debt issuance by Tocco or the Guarantors; or (iv) the receipt of any cash received by Tocco or the Guarantors not in the ordinary course of business.  Amounts prepaid in connection with the mandatory repayments described above will be applied first, to the principal repayment installments of the Acquisition Term Loan in inverse order of maturity, second, to the principal repayment installments of the Term Loans in inverse order of maturity and, third, to the Revolving Loans in the manner set forth in the Amended and Restated Credit Agreement.

All amounts owing under the ARC Agreement and all obligations under the guarantees will be secured in favor of the Lenders by substantially all of the assets of Tocco and its subsidiaries and guaranteed by its subsidiaries.

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for Tocco and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  Tocco was in compliance with all covenants at December 31, 2014.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2015	$7,000
2016	8,304
2017	8,304
2018	8,304
2019	48,538
Total	$80,450

NOTE 13 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2014	2013
	(thousands of dollars)
Accrued state taxes	$317	$224
Accrued payroll	1,708	1,238
Accrued interest	36	102
Accrued officers’ compensation	1,600	650
Accrued environmental costs (Note 15)	-	203
Other liabilities	1,359	745
Total	$5,020	$3,162

NOTE 14 – ACCRUED LIABILITIES IN SAUDI ARABIA

The following liabilities represent amounts owed to the former CEO who retired in 2009.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2014	2013
	(thousands of dollars)
Termination benefits	$-	$43
Lawsuit settlement	495	-
Other liabilities	-	97

Total	$495	$140

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company’s guarantee is for approximately 135,300,000 Saudi Riyals (US$36,080,000). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  Our current assessment is that the probability of contingent performance was remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guaranteees, (2) the value of the assets exceeds the amount of the loan , (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saui Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment.  Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.

Operating Lease Commitments –

We have operating leases for the rental of over 270 railcars for shipping purposes with expiration dates through 2026.  Invoices are received and paid on a monthly basis.  The total amount of the commitment is approximately $6.6 million over the next 7 years.

We also have an operating lease for our office space in Sugar Land, TX.  The expiration date for this lease is 2018.  The total amount of the commitment is approximately $0.3 million.  In addition we are required to make periodic payments for property taxes, utilities and common area operating expenses.

Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2014, are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2015	$2,005
2016	1,728
2017	1,275
2018	527
2019	369
Thereafter	978
Total	$6,882

Rental expense for these operating leases for the years ended December 31, 2014, 2013, and 2012 was $2.5 million, $1.8 million and $1.7 million, respectively.

Litigation -

On May 9, 2010, after numerous attempts to resolve certain issues with Mr. Hatem El Khalidi, the Board of Directors terminated the retirement agreement, options, retirement bonuses, and all outstanding directors’ fees due to Mr. El Khalidi, former CEO, President and Director of the Company. In June 2010 Mr. El Khalidi filed suit against the Company in the labor courts of Saudi Arabia alleging additional compensation owed to him for holidays and overtime.  On December 29, 2014, we received notice that the labor court had rejected all of his claims except for holidays and end of service benefits and had awarded him a total of $495,000.  Due to the size of the award and associated litigation costs, we have decided not to appeal this decision.  This amount has been accrued and is outstanding at December 31, 2014, pending processing by the court.  See Note 14.

Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  On July 24, 2013, the 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter.  On May 22, 2014, the Ninth Court of Appeals affirmed the dismissal for want of prosecution.  On September 19, 2014, the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas where it is currently pending.  We believe that the above claims are unsubstantiated and plan to vigorously defend the case.

Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

On September 14, 2010, South Hampton received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  South Hampton has placed its insurers on notice of the claim and plans to vigorously defend the case. No accrual has been recorded for this claim.

Environmental Remediation -

In 2008 we learned of a claim by the U.S. Bureau of Land Management (“BLM”) against World Hydrocarbons, Inc. for contamination of real property owned by the BLM north of and immediately adjacent to the processing mill situated on property owned by Pioche Ely Valley Mines, Inc. (“PEVM”).  The BLM’s claim alleged that mine tailings from the processing mill containing lead and arsenic migrated onto BLM property during the first half of the twentieth century.  World Hydrocarbons, Inc. responded to the BLM by stating that it does not own the mill and that PEVM is the owner and responsible party.  PEVM subsequently retained an environmental consultant and a local contractor to assist with the cleanup.  In June and July 2013 the contractor excavated and transported tailings from BLM property and other surrounding properties to an impoundment area located on PEVM property.  PEVM completed the cleanup during the first quarter of 2014, and the contractor demobilized from the site. PEVM received a no-further-action letter (NFA) from BLM in July 2014.  The environmental consultant submitted a report to the Nevada Division of Environmental Protection on the entire removal project including a neighbor’s adjoining property, and PEVM received an NFA in October 2013.  We agreed to advance approximately $250,000 to PEVM for payment of the contractor and in return, PEVM will transfer interest in selected patented mining claims of equivalent value to the Company.  An accrual for $350,000 was recorded by PEVM in 2010 in connection with the above remediation efforts, and approximately $179,000 was expended during 2013 and 2014.  The remaining accrual of approximately $171,000 was reversed during 2014; therefore, no amount remained outstanding at December 31, 2014.

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $414,000 in 2014, $386,000 in 2013 and $404,000 in 2012.

NOTE 16 - SHARE-BASED COMPENSATION

Common Stock

In October 2014 we issued 7,000 shares of restricted common stock to the President of TC.  Compensation expense of $79,310 was recognized in connection with this issuance.

In September 2012 we issued 7,500 shares of restricted common stock to our newly appointed Executive Vice President.  Compensation expense of $72,600 was recognized in connection with this issuance.

Stock Options

On April 3, 2012, the Board of Directors of the Company adopted the Trecora Resources Stock and Incentive Plan (the “Plan”) subject to the approval of Company’s shareholders.  Shareholders approved the Plan at the 2012 Annual Meeting of Shareholders on June 6, 2012.  We filed Form S-8 to register the 1,500,000 shares allocated to the Plan on May 8, 2013.

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

Compensation expense recognized in connection with the following issuances was approximately $2,063,000, $739,000, and $856,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

A summary of all 2014 issuances is as follows:

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2014 was approximately $955,000.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of all 2013 issuances is as follows:

On May 29, 2013, we awarded 10 year options to Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2014 and 2013 in connection with this award was approximately $126,000 and $84,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	85%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.33%

On February 1, 2013, we issued a warrant for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”) at a strike price of $10.00 per share.  The term of the warrant is 5 years with 50% vesting in equal increments of 1/12th each calendar month throughout the first year.  The remaining 50% was scheduled to vest in equal increments of 1/36th each calendar month over years 2 through 4 contingent upon continuous investor relations service under the consulting agreement with Genesis.  Our agreement with Genesis was terminated effective September 30, 2014; therefore, no additional amounts will vest going forward.  Investor relations expense recognized in connection with this warrant was approximately $79,000 and $180,000 in 2014 and 2013, respectively.

A summary of all 2012 issuances is as follows:

On November 15, 2012, we awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2014, 2013, and 2012 in connection with this award was approximately $ 120,000, $120,000 and $15,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On May 20, 2011, we awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Compensation expense recognized during 2014, 2013, and 2012 in connection with this award was approximately $0, $0, and $24,000, respectively.  On September 25, 2011, additional shares became available under the plan; therefore, we awarded 10 year options to Mr. Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  Compensation expense recognized for 2014, 2013 and 2012 was approximately $65,000, $65,000 and $38,000, respectively.

On May 2, 2011, we awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2014, 2013, and 2012 in connection with this award was approximately $80,000, $80,000, and $80,000, respectively.

On January 12, 2011, we awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25%

increments over a 4 year period.  Compensation expense recognized during 2014, 2013, and 2012 in connection with this award was approximately $475,000 each year.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In January 2010 we awarded fully vested options to our non-employee directors for 32,667 shares in total for their service during 2009.  The exercise price of the options is $2.21 per share based upon the closing price on January 28, 2010.  The options have a remaining life of 5.1 years as of December 31, 2014.  In January 2010 the Company also awarded 95,000 options to officers and key employees for their service during 2009.  The exercise price of the options was also $2.21.  These options vested over a 2 year period.  Compensation expense recognized during 2014, 2013 and 2012 in connection with this award was approximately $0, $0 and $8,000, respectively.

In February 2010 we awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2014, 2013 and 2012 in connection with this award was approximately $66,000, $113,000 and $113,000, respectively.

In June 2010 we awarded a 7 year option to purchase 10,000 shares of restricted stock to a key employee with a vesting period of 2 years.  The exercise price of the options is $2.47 per share based upon the closing price on June 22, 2010.  The options have a remaining life of 2.5 years as of December 31, 2014.  Compensation expense recognized in connection with this award during 2014, 2013 and 2012 was approximately $0, $0 and $6,000, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 we awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $97,000 and $97,000 was recognized during the years ended December 31, 2014, 2013, and 2012, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 15 we are currently in litigation with Mr. El Khalidi and in connection therewith, we are currently reviewing our legal right to withdraw the options and benefits.  However, as of December 31, 2014, the options vesting upon a cash dividend distribution from AMAK continue to be shown as outstanding.

A summary of the status of the Company’s stock option and warrant awards is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,326,360	$4.32
Granted	500,000	12.26
Expired	-	-
Exercised	(169,280)	3.18
Forfeited	(58,889)	7.56
Outstanding at December 31, 2014	1,598,191	$7.16	6.8	$12,050
Expected to vest	825,250	$9.59	8.3	$4,217
Exercisable at December 31, 2014	572,941	$4.97	5.5	$5,575

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2014, options and warrants to purchase approximately 1.6 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2014, 2013, and 2012 was $12.26, $7.71 and $7.14, respectively.  During 2014, 2013 and 2012 the aggregate intrinsic value of options exercised was approximately $1,600,000, $142,000 and $445,000 respectively, determined as of the date of option exercise.

The Company received approximately $91,000 and $60,000 in cash from the exercise of options during 2014 and 2013, respectively.  Some of the options were exercised via a net transaction.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options that are expected to vest is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2014	585,504	$5.07
Granted	500,000	12.26
Forfeited	(20,000)	2.82
Vested	(240,254)	4.80
Non-vested at December 31, 2014	825,250	$9.59

Total fair value of options that vested during 2014 was approximately $1,167,000.

As of December 31, 2014, there was approximately $4.5 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.9 years.

The Company expects to issue shares upon exercise of options and warrants from its authorized but unissued common stock.

NOTE 17 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2014	2013	2012
	(thousands of dollars)
Current federal provision	$8,756	$6,748	$4,821
Current state provision	296	233	199

Deferred federal provision (benefit)	(1,893)	1,173	882
Deferred state provision (benefit)	(12)	(7)	2

Income tax expense	$7,147	$8,147	$5,904

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the years ended December 31, 2014, 2013, and 2012, is as follows:

	2014	2013	2012
	(thousands of dollars)
Income taxes at U.S. statutory rate	$7,952	$9,675	$5,679
State taxes, net of federal benefit	181	139	132
Permanent and other items	(915)	(644)	(250)
Increase (decrease) in valuation allowance	(71)	(1,023)	343
Total tax expense	$7,147	$8,147	$5,904

Permanent and other items primarily include non-deductible expenses offset by the manufacturers’ deduction under §199 of the Internal Revenue Code and increase in the effective tax rate to 35% during the year ended December 31, 2012.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2014	2013
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(8,352)	$(8,507)
Other assets	-	(43)
Investment in AMAK	(4,382)	(4,757)
Total deferred tax liabilities	$(12,734)	$(13,307)

Deferred tax assets:
Accounts receivable	276	260
Inventory	1,018	131
Mineral interests	376	376
Unrealized loss on swap agreements	196	214
Environmental	-	71
Post-retirement benefits	327	373
Stock-based compensation	1,705	1,015
Intangible assets	229	-
Deferred revenue	164	654
Gross deferred tax assets	4,291	3,094
Valuation allowance	(376)	(447)
Total net deferred tax assets	$3,915	$2,647
Net deferred tax liabilities	$(8,819)	$(10,660)

The current and non-current classifications of the deferred tax balances are as follows:

	2014	2013
	(thousands of dollars)
Current:
Deferred tax asset	$1,652	$1,324

Non-current:

Deferred tax assets	3,269	1,764
Deferred tax liability	(13,364)	(13,301)
Valuation allowance	(376)	(447)
Non-current deferred tax liability, net	(10,471)	(11,984)

Total deferred liabilities, net	$(8,819)	$(10,660)

We have provided a valuation allowance in 2014 and 2013 against certain deferred tax assets because of uncertainties regarding their realization.  The 2014 decrease in the valuation allowance of $71,000 is due largely to changes in our environmental accrual.  The 2013 decrease in the valuation allowance of $1,023,000 is due largely to changes in our investment in AMAK.

We had no Saudi Arabian income tax liability in 2014, 2013, or 2012.

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for various jurisdictions remain open for examination for the years 2010 through 2013.

NOTE 18 – SEGMENT INFORMATION

As discussed in Note 1, in October 2014 we began operating in two business segments; petrochemical and specialty waxes.  We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.  The accounting policies of the reporting segments are the same as those described in Note 2.

Our petrochemical segment includes South Hampton and Gulf State.  Our specialty wax segment includes TC.  We also separately identify our corporate overhead and investing which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

The table below reflects only fourth quarter 2014 transactions for TC since that is the time period affected by segment reporting.

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$284,345	$5,298	$-	$289,643
Operating profit before depreciation and amortization	37,083	16	(6,412)	30,687
Operating profit (loss)	33,019	(1,125)	(6,412)	25,482
Depreciation and amortization	4,064	1,141	-	5,205
Capital expenditures	13,986	780		14,766

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,985	$-	$-	$47,985
Total assets	172,945	79,135	99,360	(119,366)	232,074

NOTE 19 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2014	2013	2012
	(thousands of dollars)

Net income	$15,571	$19,498	$10,321

Basic earnings per common share:
Weighted average shares outstanding	24,188	24,115	24,081

Per share amount (dollars)	$0.64	$0.81	$0.43
Diluted earnings per common share:
Weighted average shares outstanding	24,896	24,745	24,745

Per share amount (dollars)	$0.63	$0.79	$0.42

Weighted average shares-denominator basic computation	24,188	24,115	24,081
Effect of dilutive stock options	708	630	664
Weighted average shares, as adjusted denominator diluted computation	24,896	24,745	24,745

At December 31, 2014, 2013, and 2012, 1,598,191, 1,326,360 and 1,173,180 potential common stock shares, respectively, were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended December 31, 2014, 2013, and 2012, include 300,000 shares of the Company that are held in the treasury of Tocco.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2014 (in thousands, except per share data):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$64,100	$74,553	$76,917	$74,073	$289,643
Gross profit	8,714	11,700	13,044	12,285	45,743
Net income	2,599	5,000	5,774	2,198	15,571
Basic EPS	$0.11	$0.20	$0.24	$0.09	$0.64
Diluted EPS	$0.11	$0.20	$0.23	$0.09	$0.63

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$52,745	$55,975	$60,870	$66,637	$236,227
Gross profit	6,679	8,567	10,098	9,819	35,163
Net income	4,786	6,309	5,221	3,182	19,498
Basic EPS	$0.20	$0.26	$0.22	$0.13	$0.81
Diluted EPS	$0.19	$0.26	$0.21	$0.13	$0.79

NOTE 21 – RELATED PARTY TRANSACTIONS

Ghazi Sultan, a former Company director, was paid $138,000 for each of the years ended December 31, 2014, 2013, and 2012, respectively, for serving in the capacity of representing the Company in the Kingdom of Saudi Arabia.

Consulting fees of approximately $52,000, $98,000 and $0 were incurred during 2014, 2013, and 2012, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.  At December 31, 2014, and 2013, we had no outstanding liability payable to IHS Global FZ LLC.

NOTE 22 – DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers, such as South Hampton, are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2014, 2013, and 2012, represented approximately 78.0%, 80.6% and 81.3% of South Hampton’s operating expenses, respectively.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2014	2013	2012

Realized gain (loss)	$(452)	$40	$(1,386)
Unrealized loss	(132)	(48)	(393)
Net loss	$(584)	$(8)	$(1,779)

	December 31,
	2014	2013

Fair value of derivative liability	$180	$48

Realized and unrealized gains / (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2014, 2013, and 2012.

Interest Rate Swaps

On March 21, 2008, South Hampton entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.75 million at December 31, 2014.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2014	2013	2012
Accumulated Other Comprehensive Income (Loss)
Cumulative loss	$-	$(563)	$(892)
Deferred tax benefit	-	197	312
Net cumulative loss	$-	$(366)	$(580)

Interest expense reclassified from other comprehensive income (loss)	$378	$301	$359

	December 31,
	2014	2013

Fair value of derivative liability	$378	$563

Due to the new debt agreements associated with the Acquisition, we believe that the hedge is no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014, and the unrealized loss associated with the swap of approximately $378,000 was recognized in the Statement of Income.

NOTE 23- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $904,000 based upon an annuity single premium value contract was outstanding at December 31, 2014, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2014, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2014, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 15, all amounts remain outstanding until a resolution is achieved.

TRECORA RESOURCES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2014

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2012	1,127,348	-	342,686	1,470,034
December 31, 2013	1,470,034	(1,023,115)	-	446,919
December 31, 2014	446,919	(122,500)	51,618	376,037

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2012	210,000	-	-	210,000
December 31, 2013	210,000	-	-	210,000
December 31, 2014	210,000	-	-	210,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accounting Firm

December 31, 2014, 2013, and 2012

AL MASANE AL KOBRA MINING COMPANY

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Shareholders’ Equity	5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Jeddah, Kingdom of Saudi Arabia

We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Al Masane Al Kobra Mining Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Mamdouh Al Majed Certified Accounts
Riyadh, Kingdom of Saudi Arabia
March 9, 2015

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets

	December 31,
	2014	2013
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	2,980,169	67,076,986
Accounts receivable	9,096,731	10,614,160
Inventories	39,155,307	19,611,157
Due from shareholders	179,546	-
Advances to contractors and other	15,271,913	26,159,542

Total current assets	66,683,666	123,461,845

Non-current assets:
Deferred finance costs, net	16,823,211	17,720,010
Property and equipment, net	738,494,888	710,733,287
Development costs, net	230,570,684	254,116,511
Deferred mine closure costs	10,050,750	11,167,500

Total non-current assets	995,939,533	993,737,308

	1,062,623,199	1,117,199,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion due on long-term debt	30,000,000	20,000,000
Pre-export advance payments	3,823,258	-
Accounts payable and accrued liabilities	47,762,021	46,021,793
Due to shareholders	-	2,110,606
Capital lease obligations, current portion	4,792,531	16,230,382

Total current liabilities	86,377,810	84,362,781

Non-current liabilities:
Provision for mine closure costs	13,998,094	13,524,728
Long-term debt, net of current portion	229,808,000	259,808,000
Capital lease obligations, net of current portion	-	4,353,325
End-of-service indemnities	1,543,015	1,395,330
Deferred tax liabilities	8,145,274	5,267,758

Total non-current liabilities	253,494,383	284,349,141

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets – (Continued)

	December 31,
	2014	2013
	(Expressed in Saudi Riyals)
Commitments and contingencies (Note 17)
Shareholders’ equity
Share capital	550,000,000	550,000,000
Share premium	190,000,000	190,000,000
Retained Earnings (Accumulated Deficit)	(17,248,994)	8,487,231

Total shareholders’ equity	722,751,006	748,487,231

	1,062,623,199	1,117,199,153

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Operations

	December 31,
	2014	2013	2012
	(Expressed in Saudi Riyals)
Revenues	237,374,741	393,713,017	58,476,883

Costs of sales	223,784,222	311,658,686	44,134,961

Gross Profit	13,590,519	82,054,331	14,341,922

General and Administrative Expenses	26,119,478	25,817,039	15,497,681

Income (loss) from operations	(12,528,959)	56,237,292	(1,155,759)

Other income (expense)
Finance charges	(10,481,803)	(14,472,280)	(8,416,422)
Other income (expense)	152,053	(793,782)	187,056
	(10,329,750)	(15,266,062)	(8,229,366)

Income (loss) before taxes	(22,858,709)	40,971,230	(9,385,125)

Provision for income taxes	(2,877,516)	(5,267,758)	-

Net income (loss)	(25,736,225)	35,703,472	(9,385,125)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Shareholders’ Equity

	(Expressed in Saudi Riyals)
	Share Capital	Share Premium	Accumulated Deficit	Total

Balance at December 31, 2011	500,000,000	90,000,000	(17,831,116)	572,168,884

Net loss	-	-	(9,385,125)	(9,385,125)

Balance at December 31, 2012	500,000,000	90,000,000	(27,216,241)	562,783,759

Capital increase and sale of shares	50,000,000	100,000,000	-	150,000,000

Net income	-	-	35,703,472	35,703,472

Balance at December 31, 2013	550,000,000	190,000,000	8,487,231	748,487,231

Net loss	-	-	(25,736,225)	(25,736,225)

Balance at December 31, 2014	550,000,000	190,000,000	(17,248,994)	722,751,006

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2014	2013	2012
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net income (loss)	(25,736,225)	35,703,472	(9,385,125)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	88,903,533	91,340,865	36,175,329
Accretion of deferred mine closure costs	473,366	457,357	224,746
Amortization of deferred finance charges	2,641,114	4,724,634	4,374,179
Loss (gain) on disposal of property and equipment	(152,053)	716,003	-
Deferred income taxes	2,877,516	5,267,758	-
Changes in operating assets and liabilities:
Accounts receivables	1,517,429	691,022	(11,305,182)
Inventories	(19,544,150)	48,550,634	(68,161,791)
Advances to contractors and other	10,887,630	(5,481,850)	18,793,380
Accounts payable and accrued expenses	1,740,228	(9,813,050)	11,624,821
Pre-export advance payment	3,823,258	(58,395,180)	58,395,180
End-of-service indemnities	147,685	319,546	549,921

Net cash provided by operating activities	67,579,331	114,081,211	41,285,458

Cash flows from investing activities
Additions to property and equipment	(89,228,705)	(101,928,773)	(88,422,684)
Additions to development costs	-	-	(5,114,343)
Cash received from disposal of property and equipment	-	1,410,180	-
Net cash used in investing activities	(89,228,705)	(100,518,593)	(93,537,027)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows – (Continued)

	December 31,
	2014	2013	2012
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Advances from long-term debt	-	138,120,000	-
Deferred finance charges	(1,725,000)	(4,202,000)	(680,000)
Issuance of share capital and premium	-	150,000,000	-
Payments on capital lease obligations	(18,432,290)	(18,872,496)	(14,321,877)
Payments on long-term debt	(20,000,000)	(206,250,000)	-
Net advances from (repayments to) shareholders	(2,290,152)	(28,238,159)	30,348,765

Net cash provided by (used in) financing activities	(42,447,442)	30,557,345	15,346,888

Net change in cash and cash equivalents	(64,096,816)	44,119,963	(36,904,681)

Cash, beginning of period	67,076,985	22,957,022	59,861,703

Cash, end of period	2,980,169	67,076,985	22,957,022

See Note 16 for supplemental cash flow information

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 1 – Organization and Business

Organization
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

During 2009 the authorized capital of the Company was 450,000,000 consisting of 45 million shares of 10 each of which 50% was fully paid in cash. The remaining 50% were paid through the contribution of mining rights and assets from Trecora Resources (Trecora), formerly known as Arabian American Development Company, subject to Trecora’s liability for a loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy. The mining rights in Al Masane mine were originally granted by Royal Decree Number M/17 effective 1/12/1413 (May 22, 1993) for a period of thirty years, with a right of renewal for a further period of twenty years to Trecora. The mining rights granted Trecora the right of exploitation in Al Masane mine located in Najran, Saudi Arabia, with an area of 44 square kilometers for a surface rental of 10,000 per square kilometer per year, i.e. 440,000 per year.  As  per  the  Ministry  of  Petroleum  and  Mineral  Resources  resolution  dated 13/9/1429   (13/9/2008)   and   the   ministry   subsequent   letter   dated   2/1/1430   (30/12/2008),   the aforementioned rights were transferred to us.

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

The Company received approval from the Saudi Industrial Development Fund (SIDF) and the Saudi Arabian General Investment Authority (SAGIA) to increase share capital to 740,000,000. As of December 31, 2014, this increase had not occurred.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 1 – Organization and Business – (Continued)

Organization - continued
Except for Trecora and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our share capital is owned by the shareholders as follows:

	Shares of 10 Each	Ownership Percentage	Paid-Up Capital

Saudi shareholders	27,090,950	49.26	270,909,500
Trecora (US Company)	19,387,500	35.25	193,875,000
ARMICO (Pan Arab Organization)	8,521,550	15.49	85,215,500

	55,000,000	100.00	550,000,000

Business
Our principal activity is to produce zinc and copper concentrates and silver and gold doré as per the license Number 993/2 dated 16/7/1428 (July 31, 2007) issued by Saudi Arabian General Investment Authority (SAGIA). We commenced our commercial production on July 1, 2012.

In late 2014, we commissioned a Precious Metals Circuit which is expected to recover gold and silver that was previously lost as part of the tailings. Our tailings typically have shown .5 grams/mt of gold and 10.5 grams/mt of silver.

Note 2 - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in compliance with U.S. generally accepted accounting principles. The following is a summary of our significant accounting policies:

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 9, 2015, the date on which the financial statements were available to be issued.

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies - (Continued)

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2014 and 2013, we sold our concentrates pursuant to a sales contract with one customer. No amounts have been written off for the years ended December 31, 2014, 2013, and 2012. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2014 and 2013.

Inventories
The components of inventories include mill stockpiles, materials, spare parts, and mining supplies. The mill stockpiles and materials and mining supplies are stated at the lower of weighted-average cost or market. Costs of mill stockpiles inventory includes labor and benefits, supplies, energy, depreciation, depletion, amortization, and other necessary costs incurred with the extraction and processing of ore. Corporate general and administrative costs are not included in inventory costs.

Because it is generally impracticable to determine the minerals contained in mill stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to the mill stockpiles is based on surveyed volumes of mined material and daily production records. Expected mineral recovery rates from the mill stockpiles are determined by various metallurgical testing.

Property and equipment
Property and equipment are carried at cost less accumulated depreciation. Expenditures for replacements and improvements are capitalized. Costs related to periodic maintenance are expensed as incurred. Depletion of the mining assets is determined using the unit-of-production method based on total estimated proven and probable reserves. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the ore, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 20 years.

Borrowing costs that are directly attributable to the acquisition, construction or production of assets are capitalized as part of the cost of those assets. Assets under construction are capitalized in the construction in progress account. Upon completion, the cost of the related asset is transferred to the appropriate category of property and equipment.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies - (Continued)

Development costs
Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred in mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, drifts, ramps, permanent excavations, infrastructure and removal of overburden. These costs are deferred net of the proceeds from the sale of any production during the development period and then amortized using an estimated unit-of-production method. If a mine is no longer considered economical, the accumulated costs are charged to the statement of operations in the year in which the determination is made.

Asset impairment
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows.

In evaluating our mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our mining operations, fair value may be determined through the use of discounted estimated future cash flows. Estimates of future cash flows may include near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates.

We recorded no impairment losses during the years ended December 31, 2014, 2013 and 2012.

End-of-service indemnities
End-of-service indemnities are required by Saudi Arabian Labor Law and are provided for and accrued in the financial statements based on the respective employees' length of service.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies - (Continued)

Deferred finance costs
Deferred finance costs are primarily comprised of the SIDF loan origination charges which are amortized over the period of the related loans. Deferred financing costs are shown net of accumulated amortization of 11,251,789 and 8,629,990 at December 31, 2014 and 2013, respectively. Amortization expense of deferred finance costs was approximately 2,621,799, 3,165,847, and 2,708,642 for the years ended December 31, 2014, 2013, and 2012, respectively.

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the riyal was officially pegged to the US Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2014, 2013, and 2012.

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

Payments under operating lease arrangements amounted to approximately 867,000, 456,000, and 650,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Environmental costs
Environmental costs are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can reasonably be estimated. Ongoing compliance costs are expensed as incurred.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies - (Continued)

Asset retirement obligations and costs
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period in which the obligation was incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under various laws, statues, or regulations. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities, and are included in deferred mine closure costs on the accompanying balance sheets. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.

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

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies - (Continued)

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

Revenues from concentrate sales are recorded net of treatment and refining charges. These allowances are a negotiated term of each contract. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or, in certain cases, vary with the price of metals (referred to as price participation).

Management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation and amortization; income taxes; environmental obligations; reclamation and closure costs; estimates of recoverable materials in mill stockpiles; fair value of embedded derivatives; end-of-service indemnities; and asset impairment, including estimates used to derive future cash flows associated with those assets.  Actual results could differ from these estimates.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 3 – Liquidity and Capital Resources

As shown in the financial statements, we incurred a net loss during the current year and have negative working capital as of December 31, 2014.  While operating cash flows remained positive, substantial capital outflows were incurred for continued mining expansion.  In addition, repayments toward outstanding debt service commenced during 2014, which resulted in depleted cash reserves at year end.  A steady decline in copper and zinc prices in the global market over the last several years has had negative effect on gross profits while our extraction, labor, and general costs have remained fixed.

As discussed in Note 12, we were not in compliance with the current ratio covenant in connection with our financing arrangement with SIDF at December 31, 2014. In January 2015, we received SR 33.6 million from SIDF which effectively cured the default under the SIDF loan agreement. We have been working with SIDF to defer our required principal payments over the next two years.

To fund any operating shortfalls in the short term, we have the financial support from our shareholders and believe that capital infusions will be provided should they be needed. In response to falling commodity prices, in late 2014 we renegotiated a more favorable plant operations and maintenance contract with CGM and management is making efforts to eliminate processing inefficiencies to enhance productivity and consequently, profitability during 2015. We believe that the items discussed above will provide us the necessary liquidity and capital resources.  There can be no assurances that our operating assumptions and objectives will be met.  If they are not met, we may experience liquidity problems.

Note 4 – Inventories

Inventories consisted of the following at:

	December 31,
	2014	2013

Mill stockpiles	27,748,347	6,824,503
Explosives	572,875	1,179,578
Chemicals	-	8,041,518
Parts and other	10,834,085	3,565,558

	39,155,307	19,611,157

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 4 – Inventories – (Continued)

During 2014, we amended our operating contract with China National Geological and Mining Corporation (CGM) which transferred the burden of chemicals used in mining operations away from AMAK. As discussed in Note 9, we can receive advances on a pre-export basis on our mill stockpiles.

Note 5 – Advances to Contractors and Other

Advances to contractors and other consisted of the following at:

	December 31,
	2014	2013

Advances to contractors	10,371,267	20,608,669
Prepaid expenses	3,989,977	3,652,496
Other miscellaneous advances and receivables	910,669	1,898,377

	15,271,913	26,159,542

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 6 – Property and Equipment

Property and equipment, net consisted of the following at:

	December 31,
	2014	2013

Buildings	181,111,277	180,440,997
Leasehold improvements	1,692,373	1,692,373
Heavy equipment	103,372,979	100,402,879
Motor vehicles	20,561,683	20,069,433
Civil works	15,081,590	14,262,600
Tailings dam	22,684,394	22,626,394
Plant and machinery	271,561,263	267,292,045
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	188,068,026	116,072,532
Construction in progress	8,044,124	-

	911,072,535	821,754,079

Less accumulated depreciation, depletion and amortization	(172,577,647)	(111,020,792)

	738,494,888	710,733,287

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 6 – Property and Equipment - (Continued)

On 16/11/1428 (November 26, 2007), while the Company was in the registration process, the Company signed a contract with CGM for underground mine rehabilitation, pre-production activity, and on-going mine development/production and with Nesma & Partners Contracting Company Limited for engineering, procurement, construction, commissioning and hand over of the concentrator surface works and the related infrastructure facilities. The total value of the surface works contract was USD $110,828,000 equivalent to 415,605,000. The hand-over of these facilities was finalized on November 28, 2011, and until July 1, 2012 these facilities were still under commissioning. We also entered in a separate agreement with METAFCO to build our warehouse at the port of Jizan. We use a variety of handling facilities that belong to the port. As discussed in notes 3 and 4, the plant operations and maintenance contracts with CGM was amended during 2014.

The expenditures incurred under the above contract, as well as other related expenditures, were capitalized as construction in progress. Once these facilities were completed, the capitalized construction in progress was transferred to the appropriate classification of property and equipment.

Property and equipment includes assets that were purchased under capital leases having costs of 50,128,674 and 50,128,674 and accumulated depreciation of 21,803,367 and 15,511,204 at December 31, 2014 and 2013, respectively. See Note 9.

Note 7 – Development Costs

Development costs, net consisted of the following at:

	December 31,
	2014	2013

Cost	289,973,237	289,973,237
Accumulated amortization	(59,402,553)	(35,856,726)

	230,570,684	254,116,511

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	December 31,
	2014	2013

Accounts payable	31,763,195	29,778,407
Retention payable	14,744,250	14,744,250
Accrued salaries and payroll expenses	1,254,576	1,499,136

	47,762,021	46,021,793

Note 9 – Capital Lease Obligations

We lease certain heavy equipment under capital lease obligations that are set to expire at various dates through 2015.  The future minimum lease payments under the capital lease obligations are as follows at December 31, 2014:

2015	5,046,681
Less: deferred financial charges	254,150

Total capital lease obligations	4,792,531
Less: current portion of capital lease obligations	4,792,531

Total long term portion, net current portion	-

Finance costs charged to the statement of operations were 2,641,114, 5,921,787, and 4,724,634 during the years ended December 31, 2014, 2013 and 2012, respectively.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 10 – Pre-export Advance Payments

During 2014 and 2013, we received advances on a pre-export basis against a portion of our inventory on hand prior to shipment. These advances bear interest at 2.5% and are repaid from the proceeds from final concentrate sales. We had an outstanding advance of approximately $3,823,000 at December 31, 2014. There were no amounts outstanding at December 31, 2013.

Note 11 – Zakat and Income Tax

The zakat base for the Saudi shareholders was negative in 2014, 2013, and 2012. Therefore, no zakat liability is due. There was no taxable profit attributable to the foreign shareholders for 2014, 2013, and 2012. Therefore, no current zakat or income tax is due.

The zakat declarations for the years 2009 through 2013 are currently under review by the DZIT. We are in the process of preparing and submitting its zakat and tax return for the year 2014.

The provision for income taxes attributable to our non-Saudi shareholders consisted of the following:

	Years ended December 31,
	2014	2013	2012

Non - current deferred income
tax expense (benefit)	(521,853)	4,250,316	(1,073,897)
Change in valuation allowance	3,399,369	1,017,442	1,073,897

Provision for income taxes	2,877,516	5,267,758	-

The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2014, 2013, and 2012, relates to changes in the valuation allowance and adjustments to estimates in depreciation.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 11 – Zakat and Income Tax – (Continued)

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2014	2013

Deferred tax assets:
Loss carryforward	13,715,068	6,445,882
Other	229,797	204,669

	13,944,865	6,650,551
Deferred tax liabilities:
Property and Equipment	(17,673,328)	(10,900,867)

Gross deferred tax liabilities	(3,728,463)	(4,250,316)
Valuation allowance	(4,416,811)	(1,017,442)

Net deferred tax liability	(8,145,274)	(5,267,758)

At December 31, 2014 and 2013, we had tax loss carryforwards totaling approximately 68,600,000 and 41,000,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2014 and 2013 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 12 - Long-term Debt

Long-term debts are summarized as follows at:

	December 31,
	2014	2013

SIDF loan agreement	259,808,000	279,808,000
Less current portion	30,000,000	20,000,000

Total long-term debt, less current portion	229,808,000	259,808,000

During 2010, the Company entered into a loan agreement with the SIDF for 330,000,000 which matures in 2019. The Company has been advanced a total of 279,808,000 through December 31, 2014. During 2014, the Company made a principal payment of 20,000,000. In January 2015, the Company was advanced 33,692,000 bringing the total amount advanced since inception to 313,500,000. The loan agreement was used to finish the development of the mine and working capital. The loan amount assuming all amounts have been advanced under the loan agreement, is repayable as follows:

Years Ending December 31,

2015	30,000,000
2016	40,000,000
2017	50,000,000
2018	60,000,000
2019	60,000,000
2020	70,000,000

310,000,000

Note 12 - Long-term Debt – (Continued)

The loan is repayable in increasing semi-annual installments starting from 15 Rabi’II, 1434 (January 27, 2013) till 15 Shawal, 1440 (June 19, 2019), however, management agreed with SIDF to reschedule the first loan payment during 2014. We are currently working with SIDF to adjust the repayment schedule and defer the 2015 and 2016 payments until 2017.

Under the terms of the facility agreement with SIDF, we, among other items, are required to maintain a minimum current ratio. We were not in compliance with the covenant at December 31, 2014. As discussed above, the Company received an advance of 33,600,000 effectively curing the event of noncompliance subsequent to year end. See Note 3.

Note 13 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2014	2013

Balance, beginning of year	1,395,330	1,075,784
Provision for the year	742,007	955,983
Paid during the year	(594,322)	(636,437)
Balance, end of year	1,543,015	1,395,330

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 14 – Asset Retirement Obligations
During 2012, we recorded an ARO for deferred mine closure costs of 12,842,625. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization during 2014, 2013, and 2012 was 1,116,750, 1,116,750 and 558,375, respectively.

Deferred mine closure costs consisted of the following:

	December 31,
	2014	2013

Cost	12,842,625	12,842,625
Accumulated amortization	(2,791,875)	(1,675,125)

	10,050,750	11,167,500

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2014	2013	2012

Balance, beginning of year	13,524,728	13,067,371	-
Liabilities incurred	-	-	12,842,625
Accretion expense	473,366	457,357	224,746

Balance, end of year	13,998,094	13,524,728	13,067,371

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 15 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2014	2013	2012

Wages, salaries and related costs	12,769,312	15,873,435	6,736,482
Depreciation	681,008	781,039	979,674
Mine closure and environmental	1,590,116	1,574,108	783,121
Office expenses	3,470,200	3,438,800	2,361,445
Travel and accommodation	2,160,061	2,230,722	2,706,627
Professional fees	3,195,326	490,292	337,393
Other	2,253,455	1,428,642	1,592,939

	26,119,478	25,817,038	15,497,681

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information and noncash investing and financing activities are as follows:

Supplemental Information:	Years Ended December 31,
	2014	2013	2012

Cash paid for interest	-	5,921,787	6,315,779

Cash paid for zakat and income tax	-	-	-

Non-cash investing and financing activity:

Depreciation and amortization capitalized to development costs prior to commencing commercial production	-	-	11,062,996

Equipment acquired through capital leases	-	-	2,774,252

Deferred mine closure costs	-	-	12,842,625

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 17 - Commitments and Contingencies

Lease commitments
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. During 2014, we entered into a lease for a new corporate office and three residential villas in Najran which will commence in 2015. A summary of these commitments are as follows:

Years Ending December 31,

2015	650,000
2016	650,000
2017	650,000
2018	803,333
2019	880,000
Thereafter	4,476,667

8,110,000

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

Note 18 – Embedded Derivatives – (Continued)

A summary of our embedded derivatives at December 31, 2014, follows:

		Average Price Per Unit
	Open Positions	Contract	Market (in SR)
Embedded derivatives :
Copper (thousands of pounds)	265	2.8969	2.5628
Zinc (thousands of pounds)	6,603	.9863	.9571

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