Form 10-Q
period 2015-03-31
TRECORA RESOURCES
filed 2015-05-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 5, 2015: 24,349,827.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2015 (unaudited)	DECEMBER 31, 2014
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$8,991	$8,506
Trade receivables, net	25,508	28,271
Inventories	14,439	12,815
Prepaid expenses and other assets	3,865	3,257
Taxes receivable	-	434
Deferred income taxes	1,784	1,652
Total current assets	54,587	54,935

Plant, pipeline and equipment, net	79,369	73,811

Goodwill	21,750	21,750
Other intangible assets, net	25,764	26,235
Investment in AMAK	53,081	53,023
Mineral properties in the United States	588	588
Other assets	387	1,732

TOTAL ASSETS	$235,526	$232,074
LIABILITIES
Current Liabilities
Accounts payable	$9,099	$9,535
Current portion of derivative instruments	166	362
Accrued liabilities	5,365	5,020
Accrued liabilities in Saudi Arabia	495	495
Current portion of post-retirement benefit	288	286
Current portion of long-term debt	7,000	7,000
Current portion of other liabilities	1,150	2,183
Total current liabilities	23,563	24,881

Long-term debt, net of current portion	71,700	73,450
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	150	196
Other liabilities, net of current portion	959	1,039
Deferred income taxes	10,509	10,471
Total liabilities	107,530	110,686

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.0 million shares in 2015 and 2014	2,405	2,397
Additional paid-in capital	49,098	48,282
Retained earnings	76,204	70,420
Total Trecora Resources Stockholders’ Equity	127,707	121,099
Noncontrolling Interest	289	289
Total equity	127,996	121,388

TOTAL LIABILITIES AND EQUITY	$235,526	$232,074

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
REVENUES	(thousands of dollars)

Petrochemical and Product Sales	$50,541	$62,392
Processing Fees	4,602	1,708
	55,143	64,100

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,026 and $865, respectively)	39,430	55,386

GROSS PROFIT	15,713	8,714

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,765	4,189
Depreciation	215	139
	5,980	4,328

OPERATING INCOME	9,733	4,386

OTHER INCOME (EXPENSE)
Interest Income	6	9
Interest Expense	(613)	(110)
Losses on Cash Flow Hedge Reclassified from OCI	-	(67)
Equity in Earnings (Losses) of AMAK	59	(350)
Miscellaneous Income (Expense)	26	(45)
	(522)	(563)

INCOME BEFORE INCOME TAXES	9,211	3,823

INCOME TAXES	3,427	1,224

NET INCOME	5,784	2,599

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$5,784	$2,599

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.24	$0.11

Basic Weighted Average Number of Common Shares Outstanding	24,309	24,151

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.23	$0.10

Diluted Weighted Average Number of Common Shares Outstanding	25,144	24,918

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(thousands of dollars)

NET INCOME	$5,784	$2,599

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	-	111
Less: reclassification adjustment included in net income	-	67

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	44

COMPREHENSIVE INCOME	$5,784	$2,643

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2015	23,975	$2,397	$48,282	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	75	-	75	-	75
Issued to Employees	-	-	348	-	348	-	348
Issued to Former Director	-	-	24	-	24	-	24
Restricted Common Stock to Employees	-	-	72	-	72	-	72
Common stock
Issued to Employees	297	7	297	-	304	-	304
Issued to Directors	-	1	-	-	1	-	1
Net Income	-	-	-	5,784	5,784	-	5,784

MARCH 31, 2015	24,272	$2,405	$49,098	$76,204	$127,707	$289	$127,996

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$5,784	$2,599
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	1,770	1,004
Amortization of Intangible Assets	471	-
Unrealized Gain on Derivative Instruments	(242)	(48)
Share-based Compensation	701	425
Deferred Income Taxes	(95)	(262)
Postretirement Obligation	2	2
Equity in (earnings) losses of AMAK	(59)	350
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	2,763	(2,380)
Decrease in Income Tax Receivable	434	280
(Increase) Decrease in Inventories	(1,624)	86
Decrease in Prepaid Expenses	670	572
Decrease in Other Assets	68	-
Decrease in Accounts Payable and Accrued Liabilities	(89)	(568)
Decrease in Other Liabilities	(699)	-

Net Cash Provided by Operating Activities	9,855	2,060

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(7,743)	(1,720)

Cash Used in Investing Activities	(7,743)	(1,720)

FINANCING ACTIVITIES
Issuance of Common Stock	123	95
Repayment of Long-Term Debt	(1,750)	(2,350)

Net Cash Used in Financing Activities	(1,627)	(2,255)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	485	(1,915)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,506	7,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,991	$5,693

Supplemental disclosure of cash flow information:
Cash payments for interest	$643	$183
Cash payments for taxes, net of refunds	$1,850	$1,150
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$414	$411

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

Organization

Trecora Resources (the “Company”), was incorporated in the State of Delaware in 1967. Our principal business activities are the manufacturing of various specialty hydrocarbons and synthetic waxes and the provision of custom processing services.   Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean Trecora Resources and its subsidiaries.

This document includes the following abbreviations:
(1) TREC – Trecora Resources
(2) TOCCO - Texas Oil & Chemical Co. II, Inc. - Wholly owned subsidiary of TREC and parent of SHR and TC
(3) SHR – South Hampton Resources, Inc. – Petrochemical segment
(4) GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5) TC – Trecora Chemical – Specialty wax segment
(6) AMAK – Al Masane Al Kobra Mining Company – Mining investment – 35% ownership
(7) PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership
(8) Acquisition – October 1, 2014, purchase of TC

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual condensed financial statements and in management’s opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  We have made estimates and judgments affecting the amounts reported in this document.  The actual results that we experience may differ materially from our estimates.  In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

Operating results for the three months ended March 31, 2015, are not necessarily indicative of results for the year ending December 31, 2015.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States’ sources, and all long-lived assets owned are located in the United States.

The Company owns a 35% interest in AMAK, a Saudi Arabian closed joint stock company which owns and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 15.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that would defer the effective date of its new revenue recognition standard by one year. The Company is currently assessing the potential impact of adopting this ASU, including the effective date, on its consolidated financial statements and related disclosures.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively.  Early adoption is permitted. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Trade receivables	$25,718	$28,481
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$25,508	$28,271

Trade receivables serves as collateral for our amended and restated loan agreement (see Note 8).

4. INVENTORIES

Inventories include the following:

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Raw material	$2,986	$2,826
Work in process	97	49
Finished products	11,356	9,940
Total inventory	$14,439	$12,815

The difference between the calculated value of inventory under the FIFO and LIFO bases generates either a recorded LIFO reserve (i.e., where FIFO value exceeds the LIFO value) or an unrecorded negative LIFO reserve (i.e., where LIFO value exceeds the FIFO value).  In the latter case, in order to ensure that inventory is reported at the lower of cost or market and in accordance with ASC 330-10, we do not increase the stated value of our inventory to the LIFO value.

At March 31, 2015, and December 31, 2014, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated loan agreement (see Note 8).

Inventory included petrochemical products in transit valued at approximately $3.5 million at March 31, 2015, and December 31, 2014.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	4,577
Plant, pipeline and equipment	96,271	95,351
Construction in progress	18,186	11,590
Total plant, pipeline and equipment	120,646	113,130
Less accumulated depreciation	(41,277)	(39,319)
Net plant, pipeline and equipment	$79,369	$73,811

Plant, pipeline, and equipment serve as collateral for our amended and restated loan agreement (see Note 8).

Interest capitalized for construction for the three months ended March 31, 2015, and 2014, was approximately $27,000 and $0, respectively.

Construction in progress during the first three months of 2015 included petrochemical construction on the D Train expansion, purchase of additional manufacturing equipment such as towers and tanks, additions to the tank farm, upgrades to the electrical and flaring systems, and initial construction on the specialty wax hydrogenation project.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067 for the three months ended March 31, 2015, and 2014.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Goodwill

The balance of Goodwill was $21.8 million at March 31, 2015, and December 31, 2014.  We believe due to the recent nature of the Acquisition, no goodwill impairment existed at March 31, 2015.

 Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	March 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(562)	$16,290
Non-compete agreements	94	(10)	84
Licenses and permits	1,471	(64)	1,407
Developed technology	6,131	(306)	5,825
	24,548	(942)	23,606
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(942)	$25,764

	December 31, 2014
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(281)	$16,571
Non-compete agreements	94	(5)	89
Licenses and permits	1,471	(32)	1,439
Developed technology	6,131	(153)	5,978
	24,548	(471)	24,077
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(471)	$26,235

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2015, and 2014 was approximately $471,000 and $0, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2015, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2015	2016	2017	2018	2019
Customer relationships	$842	$1,123	$1,123	$1,123	$1,123
Non-compete agreements	14	19	19	19	14
Licenses and permits	97	123	106	106	106
Developed technology	460	613	613	613	613
Total future amortization expense	$1,413	$1,878	$1,861	1,861	$1,856

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended March 31, 2015, and 2014, respectively.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$5,784	24,309	$0.24	$2,599	24,151	$0.11

Unvested restricted stock grant		118			-
Dilutive stock options outstanding		717			767

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$5,784	25,144	$0.23	$2,599	24,918	$0.10

At March 31, 2015, and 2014, 1,527,091 and 619,568 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended March 31, 2015, and 2014, include 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of March 31, 2015, and December 31, 2014, there was a long-term amount of $7.2 million outstanding.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of

0.37% is due quarterly on the unused portion of the loan.  At March 31, 2015, approximately $32.8 million was available to be drawn.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At March 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $59.5 million outstanding.  At December 31, 2014, there was a short-term amount of $7.0 million and a long-term amount of $61.3 million outstanding.

Under the ARC, we also have the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once certain obligations have been fulfilled such as certification that construction of D-Train has been completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At March 31, 2015, and December 31, 2014, there was a long-term amount due of $5.0 million with $20.0 million available to be drawn.

The interest rate on all of the above loans varies according to several options.  At March 31, 2015, and December 31, 2014, the rate was 2.67%.  We were in compliance with all covenants at March 31, 2015.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2015, and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$316	-	$316	-

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$378	-	$378	-
Commodity financial instruments	180	180	-	-

The carrying value of cash and cash equivalents, trade receivables, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables,  accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2015, no commodity financial instruments were outstanding.  At December 31, 2014, we had derivative contracts with settlement dates through January 2015.  For additional information see Note 10.

Interest Rate Swap

In March 2008 we entered into an interest rate swap agreement with Bank of America related to a $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the London InterBank Offered Rate (“LIBOR”) rate.  We had designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging; however, due to the ARC, we felt that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating it as ineffective as of October 1, 2014.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2015, and 2014, represented approximately 68.0% and 81.5% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first quarter of 2015, feedstock prices declined industry-wide.

We endeavor to acquire feedstock and natural gas at the lowest possible cost.  Our primary feedstock (natural gasoline) is traded over the counter and not on organized futures exchanges.  Financially settled instruments (fixed price swaps) are the principal vehicle used to give some predictability to feed prices. We do not purchase or hold any derivative financial instruments for trading or speculative purposes and hedging is limited by our risk management policy to a maximum of 40% of monthly feedstock requirements.

Typically, financial contracts are not designated as hedges.  As of March 31, 2015, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2015	2014

Unrealized gain (loss)	$180	$(48)
Realized gain (loss)	(180)	87
Net gain (loss)	$-	$39

	March 31, 2015	December 31, 2014

Fair value of financial contracts – liability	$-	$180

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended March 31, 2015, and 2014.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three months ended March 31, 2015, and 2014.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional   amount of the interest rate swap was $3.5 million and $3.75 million at March 31, 2015, and December 31, 2014, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the

London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	March 31,
	2015	2014
Other Comprehensive Loss
Cumulative loss	$-	$(495)
Deferred tax benefit	-	173
Net cumulative loss	$-	$(322)

Interest expense reclassified from other comprehensive loss	$-	$67

	March 31, 2015	December 31, 2014

Fair value of interest rate swap - liability	$316	$378

Due to the ARC, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended March 31, 2015, an unrealized gain of approximately $10,000 and a realized loss of approximately $53,000 were recorded.

11. STOCK-BASED COMPENSATION

Stock-based compensation recognized in the first three months of 2015 and 2014 was approximately $701,000 and $425,000, respectively.

Restricted Stock Awards

On February 10, 2015, we awarded 118,040 shares of restricted stock to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche to be issued on February 9, 2016.  Compensation expense recognized during the three months ended March 31, 2015, was approximately $72,000.

On February 12, 2015, we awarded 18,000 shares of fully vested restricted stock to various employees at a grant date price of $14.34.  Compensation expense recognized during the three months ended March 31, 2015, was approximately $181,000.

Restricted stock activity in the first three months of 2015 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2015	-	$-
Granted	136,040	14.56
Vested	(18,000)	14.34
Outstanding at March 31, 2015	118,040	$14.59

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2015	1,598,191	$7.16
Granted	--	--
Exercised	(71,100)	4.06
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2015	1,527,091	$7.30	6.7
Exercisable at March 31, 2015	744,591	$6.21	6.0

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

 Directors’ compensation of approximately $76,000 and $94,000 during the three months ended March 31, 2015, and 2014,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $348,000 and $274,000 during the three months ended March 31, 2015, and 2014, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $24,000 was recognized during the three months ended March 31, 2015, and 2014, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 17.

Investor relations expense of approximately $0 and $33,000 during the three months ended March 31, 2015, and 2014, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  Our agreement with Genesis was terminated effective September 30, 2014; therefore, no additional amounts will vest going forward.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

12. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.

Our petrochemical segment includes SHR and GSPL.  Our specialty wax segment includes TC.  We also separately identify our corporate overhead and investing which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

The table below reflects only first quarter 2015 transactions for TC since that is the time period affected by segment reporting due to the acquisition closing in the fourth quarter of 2014.

	Three Months Ended March 31, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$47,183	$3,358	$-	$50,541
Processing fees	1,524	3,078	-	4,602
Net revenues	48,707	6,436	-	55,143
Operating profit before depreciation and amortization	11,712	2,074	(1,812)	11,974
Operating profit (loss)	10,617	928	(1,812)	9,733
Depreciation and amortization	1,095	1,146	-	2,241
Capital expenditures	6,815	928		7,743

	March 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,514	$-	$-	$47,514
Total assets	176,427	80,248	99,575	(120,724)	235,526

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,985	$-	$-	$47,985
Total assets	172,945	79,135	99,360	(119,366)	232,074

13. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2010 through 2013 remain open for examination in various tax jurisdictions in which we operate.  As of March 31, 2015, and December 31, 2014, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction. The increase in the effective tax rate for the first quarter of 2015, compared with the first quarter of 2014, was primarily attributable to exercise and grants of employee stock options.

14. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Note 17.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of March 31, 2015, and 2014, approximately $1.0 million and $0.9 million, respectively, remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

15. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2015, and December 31, 2014, the Company had a non-controlling equity interest (35%) of approximately $53.1 million and $53.0 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2015.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Sales	$5,301	$267
Gross Profit	1,712	639
General, administrative and other expenses	2,501	2,588
Net Loss	$(789)	$(1,949)

Financial Position

	March 31,	December 31,
	2015	2014
	(Thousands of Dollars)
Current assets	$31,420	$17,782
Noncurrent assets	263,765	265,584
Total assets	$295,185	$283,366

Current liabilities	$26,597	$23,034
Long term liabilities	76,644	67,598
Shareholders' equity	191,944	192,734
	$295,185	$283,366

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three months ended March 31, 2015, and 2014, is comprised of the following:

	Three months ended March 31,
	2015	2014
	(Thousands of Dollars)
Company’s share of loss reported by AMAK	$(278)	$(687)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337
Equity in income (loss) of AMAK	$59	$(350)

See our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

16. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $25,000 and $21,000 were incurred during the three months ended March 31, 2015, and 2014, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

17. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at March 31, 2015, was 309.7 million Saudi Riyals (US$82.6 million).

Litigation -

Mr. Hatem El Khalidi filed suit against the Company in Texas alleging breach of contract of his postretirement agreement and other claims in 2013.  During 2013 and 2014 the District Court, Appeals Court and Supreme Court of Texas agreed with the dismissal of the claims and counterclaims for want of prosecution.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit.  The case is currently pending.  On April 6, 2015, we received Mr. El-Khalidi’s Notice of Partial Nonsuit (Defamation Claim Only).  We believe that the remaining claims are unsubstantiated and plan to vigorously defend the case.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

Environmental Remediation -

In 2008 the US Bureau of Land Management raised the issue of mine tailings leaving the Pioche Ely Valley Mines, Inc. property and contaminating the adjacent land owned by BLM and other neighbors. After investigating, the Company determined it could be cleaned up and contained for a reasonable amount.  Approximately $179,000 was expended as a loan to PEVM in return for interest in selected patented mining claims. No-further-action letters were subsequently received from the BLM and the Nevada division of Environmental Protection. An accrual of $350,000 was recorded by PEVM in 2010 for the remediation efforts and approximately $179,000 was expended in 2013 and 2014.  The remaining accrual of $171,000 was reversed during 2014.  The matter is considered closed.

18. SUBSEQUENT EVENTS

On April 30, 2015, TC and TREC received notice of a lawsuit filed in the 152nd Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff, an independent contractor employee, was injured while working on a product line at TC.  We have placed our insurers on notice and plan to vigorously defend the case.

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

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The drop in petroleum prices, which began in mid-September of last year and continued through February, reduced our average feedstock price per gallon approximately 47% over the first quarter of 2014.  The price reduction had a positive effect on our business.  Typically as prices drop, we see increased cash flow as the cash required for replacement feedstock is less at lower prices.  Also, the formulas we use to sell our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.  In addition, we have not seen that reduced petroleum prices would be unfavorable to our customers or would require them to curtail operations in any manner.

Review of First Quarter 2015 Results

We reported first quarter 2015 earnings of $5.8 million up from $2.6 million from the first quarter of 2014. Diluted earnings per share of $0.23 were reported for 2015, up from $0.10 from 2014.  Sales volume of our petrochemical products decreased 3.8%, and sales revenue from our petrochemical products decreased 24.4% as compared to the first quarter of 2014.  However, due to a significant decrease in petrochemical feedstock cost, our gross margin increased $7.0 million.  This, combined with a reduction of approximately 1.5 million gallons of by-product sales, generated an increase in operating income of $5.3 million from 2014.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
Days sales outstanding in accounts receivable	41.6	35.6	34.3
Days sales outstanding in inventory	23.6	16.1	16.8
Days sales outstanding in accounts payable	14.9	12.0	10.3
Days of working capital	50.3	39.8	40.8

Our days sales outstanding in accounts receivable increased even though accounts receivable decreased from year end because our average daily sales were down as indicated by the lower volume sold during the quarter.  Our days sales outstanding in inventory increased as of the end of the first quarter of 2015 due to decreases in volume sold for both segments.  Our days sales outstanding in accounts payable increased primarily due to expenditures for the D Train expansion.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents increased $0.5 million during the three months ended March 31, 2015, as compared to a decrease of $1.9 million for the three months ended March 31, 2014.

The change in cash and cash equivalents is summarized as follows:

	2015	2014
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$9,855	$2,060
Investing activities	(7,743)	(1,720)
Financing activities	(1,627)	(2,255)
Increase (decrease) in cash and equivalents	$485	$(1,915)
Cash and cash equivalents	$8,991	$5,693

Operating Activities

Cash provided by operating activities totaled $9.9 million for the first three months of 2015, $7.8 million higher than 2014.    For the first three months of 2015 net income increased by approximately $3.2 million as compared to the corresponding period of 2014. Major non-cash items affecting income included increases in depreciation and amortization of $1.2 million, share-based compensation of approximately $0.7 million, unrealized gain of $0.2 million, deferred taxes of $0.2 million and equity in earnings of AMAK of approximately $0.4 million.

Factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased approximately $2.8 million (due to a decrease in sales volume) as compared to an increase of approximately $2.4 million in 2014 (due to an increase in foreign sales with longer payment terms) and

•
Accounts payable and accrued liabilities decreased slightly by approximately $0.1 million (due to the variability in payment dates) as compared to a decrease of approximately $0.6 million in 2014 (primarily due to decreases in accruals for raw materials).

These provisions of cash were partially offset by the following decreases in cash used by operations:

•
Inventory increased approximately $1.6 million (due to lower sales volume) as compared to a slight decrease of approximately $0.1 million in 2014 (due to increased sales volume offset by increased deferred sale) and

•	Other liabilities increased approximately $0.7 million (due to payments received from processing customers) as compared to no change in 2014.

Investing Activities

Cash used by investing activities during the first three months of 2015 was approximately $7.7 million, representing an increase of approximately $6.0 million over the corresponding period of 2014. During the first three months of 2015 we purchased equipment for the D train expansion, tank farm improvements, spare equipment, various facility upgrades, hydrogenation expansion and improvements at our specialty wax facility.  During the first three months of 2014 we purchased equipment for upgrading tankage, expanded our sales loading rack facility and various other improvements.

Financing Activities

Cash used by financing activities during the first three months of 2015 was approximately $1.6 million versus cash used of $2.3 million during the corresponding period of 2014.  During 2015 we made principal payments on our acquisition loan of $1.8 million.  During 2014 we made principal payments on our line of credit of $2.0 million and on our term debt of $0.4 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Specialty Petrochemical Segment (including corporate overhead for comparative purposes)

These tables do not include the results for our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

	2015	2014	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$47,183	$62,392	$(15,209)	(24.4%)
Processing	1,524	1,708	(184)	(10.8%)
Gross Revenue	$48,707	$64,100	$(15,393)	(24.0%)

Volume of Sales (gallons)
Petrochemical Products	18,104	18,825	(721)	(3.8%)

Cost of Sales	$34,999	$55,386	$(20,387)	(36.8%)
Total Operating Expense**	12,497	12,062	435	3.6%
Natural Gas Expense**	1,308	1,827	(519)	(28.4%)
Operating Labor Costs**	3,473	2,749	724	26.3%
Transportation Costs**	4,908	4,808	100	2.1%
General & Administrative Expense	4,710	4,189	521	12.4%
Depreciation and Amortization*	1,095	1,004	91	9.1%
Equity in Earnings (Losses) of AMAK	59	(350)	409	(116.9%)
Capital Expenditures	$6,815	$1,720	$5,095	296.2%
*Includes $900 and $865 for 2015 and 2014, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first quarter of 2015 from 2014 by approximately 24.0% primarily due to a decrease in the average selling price of 21.4% coupled with a decrease in volume of 3.8%.

Petrochemical Product Sales

Petrochemical product sales decreased by 24.4% during the first quarter of 2015 from 2014 due to a decrease in the average selling price of 21.4% and a decrease in volume sold of 3.8%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices fell significantly during the first quarter reflecting the drop in petroleum prices.  Sales volume decreased slightly primarily because of fluctuations in demand from our primary oil sands customer.  Foreign sales volume decreased to 28.3% of total petrochemical volume from 35.3% in first quarter 2014.

Processing

Processing revenues decreased 10.8% during the first quarter of 2015 from 2014 due to a decrease in production required by our customers.

Cost of Sales

Cost of Sales decreased 36.8% during the first quarter of 2015 from 2014 due to the substantial decrease in NGL prices as mentioned above.  Our average feedstock cost per gallon decreased 46.9%; whereas volume processed increased slightly by 2.6%.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense increased 3.6% during the first quarter of 2015 from 2014.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 28.4% during 2015 from 2014 due to a decrease in the average per unit cost offset by an increase in the quantity purchased.  The average price per MMBTU for the first quarter of 2015 was $3.41 whereas, for 2014 the per-unit cost was $4.97.  Volume increased to approximately 373,000 MMBTU from about 358,000 MMBTU.  The volume of natural gas consumed in the quarter increased despite lower sales volumes due to testing of the newly increased capacities of the units and catalyst treatments during the maintenance shutdowns.  These activities used fuel gas but did not produce product.

Labor costs were higher by approximately 26.3% due to cost of living and competitive wage adjustments averaging 3% to 4%, operational overtime because of loading demands and training, maintenance overtime because of turnarounds, and additional profit sharing due to the increase in operating income and personnel. We are studying ways to reduce overtime caused by the short term surge of loading iso-containers which occurs periodically.  The overtime created by the training for the new equipment and processes of D Train will continue until the project is complete and operating routinely.  The maintenance overtime was higher than traditionally seen during turnarounds due to the extended nature of the work including the arrangements for testing capacities for higher volumes of production.

Transportation costs were slightly higher by 2.1% due to the increased number of railcars on hand.  These costs are recovered through the Company’s selling price.

General and Administrative Expense

General and Administrative costs for the first quarter of 2015 from 2014 increased by 12.4% due primarily to increases in officer compensation (due to a restricted stock grant and the accrual for end of year bonuses) and contributions to the 401(k) plan (due to contributions being generated from profit sharing distributions).

Depreciation

Depreciation increased 9.1% during the first quarter of 2015 from 2014 due to an increase in the amount of depreciable assets year over year.

Equity in Earnings (Losses) of AMAK

Equity in Earnings of AMAK increased 116.9% during the first quarter of 2015 from 2014 due to reasons detailed below.

The mining sector as a whole has been depressed due to low metal prices and demand.  However, the performance of AMAK to date has been below our expectation, and steps are being taken to improve performance and solidify its position over the long term.  The project is self-supporting and cash flow is adequate to meet current needs.

For the three months ended March 31, 2015, shipments were 44.2% short of budgeted volumes as indicated in the table below.  There was only one shipment of zinc in the first quarter of 2015 due to ship availability delays, moving the typical copper shipment into the second quarter.

AMAK volumes in dry metric tons (dmt) for the three months ended March 31, 2015, were as follows:

	Actual	Budgeted	Variance
Ore tons processed	146,687	163,065	(16,378)
Concentrate to the port
Copper	6,374	6,197	177
Zinc	8,034	8,970	(936)
	14,408	15,167	(759)

Shipments
Copper	-	7,360	(7,360)
Zinc	8,214	7,360	854
	8,214	14,720	(6,506)

In addition, AMAK faced operational issues including mechanical issues and water shortages which caused the plant run time to decrease to 60% versus the 80+% which has been the norm over the first 18 months of operation.  The water issues have been largely resolved with the addition of more wells, purchases of supplemental water via truck from nearby sources, and the addition of a dam and holding area in a nearby drainage area.  The mechanical problems, while a continued concern due to the remote location and lack of vendor expertise within the country, are being addressed with the identification and stocking of critical spares and a change of management staff.  The primary, chronic mechanical problem has been blockages within the feed chute bringing fresh ore into the milling process.  New parts have been built for the chute and should be installed in the second quarter which should alleviate much of the down time problems.

During 2014 AMAK hired a new CEO (a US citizen) and a new mill manager (an Australian citizen).  Individuals previously in those positions did a creditable job in starting up the facility and getting it to the point of production.  However, the AMAK Board felt that for AMAK to advance to a consistent and profitable operation, a different set of skills was needed.  AMAK incurred expenses to transition the new and old personnel.  The new management team presented an action plan to the Board of Directors at the September meeting which outlined the steps to be taken for improvement and the timeline for implementation.  Implementation will take a good portion of 2015 to produce results.  There was agreement among the group that the plan would position AMAK for a successful IPO on the Saudi Arabian Stock Exchange which is currently targeted for late 2016.

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

Improved results are expected over the last half of 2015.  Our expectation for better performance is based upon the activation of the precious metal circuit which was totally operational at the end of the first quarter 2015; the activation of an improved and larger volume talc circuit prior to the end of the second quarter 2015; improved recoveries and product quality based upon better process control and improvements made to mill equipment; institution of better controls on the ore dilution and an ore blending program which should improve product quality and production levels.  Beginning in November 2014, there was a favorably revised and amended contract in place with the Chinese company supplying the labor for the mill operation.

Specialty Synthetic Wax Segment

Although no quarter by quarter comparative data exists, TC continues to make progress, and most integration activities are now complete with the exception of some remaining HR and accounting items.  TC generated a modest profit during the quarter; however, there were $1.7 million in processing fees which had been generated during the twelve months ended March 31, 2015, which were recognized during the first quarter of 2015 due to contract wording that dictated revenue recognition.

Our greatly improved wax quality and consistency was validated by customers this quarter – our product was qualified at a large global adhesives producer.  TC demonstrated the expected wax production capacity and only minor modifications remain which will free up some common equipment for exclusive custom processing use.

As previously mentioned, we are also adding new hydrogenation and distillation capabilities which will help us leverage existing relationships with our petrochemical customers and drive new custom processing business.  We expect the project to be completed on schedule by the end of the first quarter of 2016.

Capital Expenditures

Capital Expenditures increased 296.2% during the first quarter of 2015 from 2014 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at March 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,356	$1,957	$2,683	$813	$903
Long-Term Debt Obligations	78,700	7,000	16,608	55,092	-
Total	$85,056	$8,957	$19,291	$55,905	$903

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 8 on pages 9 through 10 of this Form 10-Q for a detailed discussion.

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at March 31, 2015, was 309.7 million Saudi Riyals (US$82.6 million).

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 10 on pages 11 through 12 of this Form 10-Q.

Interest Rate Risk

Refer to Note 10 on pages 11 through 12 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On October 1, 2014, we completed the TC Acquisition which included certain existing information systems and internal controls over financial reporting.  We are currently evaluating and integrating TC’s historical internal controls over financial reporting with ours.  We expect to complete the integration in 2015.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Notes 17 and 18 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 8, 2015   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer