Form 10-Q
period 2015-06-30
TRECORA RESOURCES
filed 2015-08-07
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 5, 2015: 24,369,178.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2015 (unaudited)	DECEMBER 31, 2014
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$8,654	$8,506
Trade receivables, net	22,122	28,271
Inventories	15,058	12,815
Prepaid expenses and other assets	3,400	3,257
Taxes receivable	-	434
Deferred income taxes	1,481	1,652
Total current assets	50,715	54,935

Plant, pipeline and equipment, net	86,652	73,811

Goodwill	21,798	21,750
Other intangible assets, net	25,293	26,235
Investment in AMAK	52,712	53,023
Mineral properties in the United States	588	588
Other assets	1,186	1,732

TOTAL ASSETS	$238,944	$232,074
LIABILITIES
Current Liabilities
Accounts payable	$8,180	$9,535
Current portion of derivative instruments	152	362
Accrued liabilities	3,407	5,020
Accrued liabilities in Saudi Arabia	495	495
Current portion of post-retirement benefit	290	286
Current portion of long-term debt	7,263	7,000
Current portion of other liabilities	2,691	2,183
Total current liabilities	22,478	24,881

Long-term debt, net of current portion	69,687	73,450
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	117	196
Other liabilities, net of current portion	901	1,039
Deferred income taxes	10,231	10,471
Total liabilities	104,063	110,686

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.1 million and 24.0 million shares in 2015 and 2014, respectively	2,407	2,397
Additional paid-in capital	49,607	48,282
Retained earnings	82,578	70,420
Total Trecora Resources Stockholders’ Equity	134,592	121,099
Noncontrolling Interest	289	289
Total equity	134,881	121,388

TOTAL LIABILITIES AND EQUITY	$238,944	$232,074

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$56,665	$72,842	$107,206	$135,234
Processing Fees	2,685	1,711	7,287	3,419
	59,350	74,553	114,493	138,653

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $1,939, $868, $3,965, and $1,733, respectively)	44,166	62,853	83,596	118,239

GROSS PROFIT	15,184	11,700	30,897	20,414

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,523	4,154	11,288	8,343
Depreciation	170	136	385	275
	5,693	4,290	11,673	8,618

OPERATING INCOME	9,491	7,410	19,224	11,796

OTHER INCOME (EXPENSE)
Interest Income	7	9	13	18
Interest Expense	(570)	11	(1,183)	(99)
Losses on Cash Flow Hedge Reclassified from OCI	-	(63)	-	(130)
Equity in Earnings (Losses) of AMAK	(369)	6	(310)	(344)
Miscellaneous Expense	(40)	(4)	(14)	(49)
	(972)	(41)	(1,494)	(604)

INCOME BEFORE INCOME TAXES	8,519	7,369	17,730	11,192

INCOME TAXES	2,145	2,369	5,572	3,593

NET INCOME	6,374	5,000	12,158	7,599

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$6,374	$5,000	$12,158	$7,599

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.26	$0.21	$0.50	$0.32

Basic Weighted Average Number of Common Shares Outstanding	24,354	24,165	24,331	24,158

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.25	$0.20	$0.48	$0.31

Diluted Weighted Average Number of Common Shares Outstanding	25,155	24,813	25,150	24,866

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	(thousands of dollars)

NET INCOME	$6,374	$5,000	$12,158	$7,599

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	-	82	-	193
Less: reclassification adjustment included in net income	-	63	-	130

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	19	-	63

COMPREHENSIVE INCOME	$6,374	$5,019	$12,158	$7,662

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2015	23,975	$2,397	$48,282	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	128	-	128	-	128
Issued to Employees	-	-	657	-	657	-	657
Issued to Former Director	-	-	48	-	48	-	48
Restricted Common Stock
Issued to Employees	14	-	180	-	180	-	180
Issued to Directors	-	-	6	-	6	-	6
Common stock
Issued to Employees	64	8	308	-	316	-	316
Issued to Directors	16	2	(2)	-	-	-	-
Net Income	-	-	-	12,158	12,158	-	12,158

JUNE 30, 2015	24,069	$2,407	$49,607	$82,578	$134,592	$289	$134,881

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$12,158	$7,599
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	3,409	2,008
Amortization of Intangible Assets	942	104
Unrealized Gain on Derivative Instruments	(289)	(48)
Share-based Compensation	1,289	973
Deferred Income Taxes	(69)	(665)
Postretirement Obligation	4	4
Equity in losses of AMAK	310	344
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	6,149	(6,107)
Decrease in Taxes Receivable	434	571
(Increase) Decrease in Inventories	(2,243)	361
Increase in Prepaid Expenses	(15)	(196)
Decrease in Other Assets	419	101
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(2,968)	922
Increase in Other Liabilities	969	-

Net Cash Provided by Operating Activities	20,499	5,971

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(16,850)	(4,127)
Acquisition Goodwill Adjustment	(47)	-
Advance to AMAK, net	-	536
Net Cash Used in Investing Activities	(16,897)	(3,591)

FINANCING ACTIVITIES
Issuance of Common Stock	46	91
Additions to Long-Term Debt	-	3,000
Repayment of Long-Term Debt	(3,500)	(6,700)

Net Cash Used in Financing Activities	(3,454)	(3,609)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148	(1,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,506	7,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,654	$6,379

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,147	$245
Cash payments for taxes, net of refunds	$6,902	$2,659
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$599	$823

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
(4) GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5) TC – Trecora Chemical, Inc. – Specialty wax segment
(6) AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 35% ownership
(7) PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership
(8) Acquisition – October 1, 2014, purchase of Trecora Chemical, Inc.

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

Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of results for the year ending December 31, 2015.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016.  We are currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Trade receivables	$22,332	$28,481
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$22,122	$28,271

Trade receivables serves as collateral for our amended and restated loan agreement. See Note 8.

4. INVENTORIES

Inventories include the following:

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Raw material	$2,930	$2,826
Work in process	76	49
Finished products	12,052	9,940
Total inventory	$15,058	$12,815

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

At June 30, 2015, and December 31, 2014, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated loan agreement.  See Note 8.

Inventory included petrochemical products in transit valued at approximately $2.8 million and $3.5 million at June 30, 2015, and December 31, 2014, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	4,577
Plant, pipeline and equipment	97,576	95,351
Construction in progress	26,025	11,590
Total plant, pipeline and equipment	129,790	113,130
Less accumulated depreciation	(43,138)	(39,319)
Net plant, pipeline and equipment	$86,652	$73,811

Plant, pipeline, and equipment serve as collateral for our amended and restated loan agreement. See Note 8.

Interest capitalized for construction was approximately $56,000 and $95,000 for the three and six months ended June 30, 2015.  No amounts were capitalized during 2014.

Construction in progress during the first six months of 2015 included petrochemical construction on the D Train expansion, purchase of additional manufacturing equipment such as towers and tanks, additions to the tank farm, upgrades to the electrical and flaring systems, and initial construction on the specialty wax hydrogenation project at TC.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067 for the three months and $42,135 for the six months ended June 30, 2015, and 2014.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Goodwill

The balance of Goodwill was $21.8 million at June 30, 2015, and December 31, 2014.  We believe due to the recent nature of the Acquisition, no goodwill impairment existed at June 30, 2015.

 Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	June 30, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(842)	$16,010
Non-compete agreements	94	(14)	80
Licenses and permits	1,471	(97)	1,374
Developed technology	6,131	(460)	5,671
	24,548	(1,413)	23,135
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(1,413)	$25,293

	December 31, 2014
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(281)	$16,571
Non-compete agreements	94	(5)	89
Licenses and permits	1,471	(32)	1,439
Developed technology	6,131	(153)	5,978
	24,548	(471)	24,077
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(471)	$26,235

Amortization expense for intangible assets included in cost of sales for the three months was approximately $471,000 and $942,000 for the six months ended June 30, 2015.  There was no amortization expense in the first half of 2014 for these assets.

Based on identified intangible assets that are subject to amortization as of June 30, 2015, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2015	2016	2017	2018	2019
Customer relationships	$562	$1,123	$1,123	$1,123	$1,123
Non-compete agreements	9	19	19	19	14
Licenses and permits	65	123	106	106	106
Developed technology	306	613	613	613	613
Total future amortization expense	$942	$1,878	$1,861	1,861	$1,856

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and six months ended June 30, 2015, and 2014, respectively.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$6,374	24,354	$0.26	$5,000	24,165	$0.21

Unvested restricted stock grant		148			-
Dilutive stock options outstanding		653			648

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$6,374	25,155	$0.25	$5,000	24,813	$0.20

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$12,158	24,331	$0.50	$7,599	24,158	$0.32

Unvested restricted stock grant		133
Dilutive stock options outstanding		686			708

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$12,158	25,150	$0.48	$7,599	24,866	$0.31

At June 30, 2015, and 2014, 1,497,771 and 662,068 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended June 30, 2015, and 2014, include 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of June 30, 2015, and December 31, 2014, there was a long-term amount of $7.2 million outstanding.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of 0.37% is due quarterly on the unused portion of the loan.  At June 30, 2015, approximately $32.8 million was available to be drawn.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At June 30, 2015, there was a short-term amount of $7.0 million and a long-term amount of $57.8 million outstanding.  At December 31, 2014, there was a short-term amount of $7.0 million and a long-term amount of $61.3 million outstanding.

Under the ARC, we also have the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once certain obligations have been fulfilled such as certification that construction of D-Train has been completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At June 30, 2015, and December 31, 2014, there was a short-term amount of $0.3 million and $0 and a long-term amount due of $4.7 million and $5.0 million, respectively with $20.0 million available to be drawn.

The interest rate on all of the above loans varies according to several options.  At June 30, 2015, and December 31, 2014, the rate was 2.44 % and 2.67%.  We were in compliance with all covenants at June 30, 2015.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2015, and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$269	-	$269	-

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$378	-	$378	-
Commodity financial instruments	180	180	-	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2015, no commodity financial instruments were outstanding.  At December 31, 2014, we had derivative contracts with settlement dates through January 2015.  For additional information see Note 10.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2015, and 2014, represented approximately 69.2% and 81.8% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first half of 2015, feedstock prices declined industry-wide.

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

Typically, financial contracts are not designated as hedges.  As of June 30, 2015, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Unrealized gain (loss)	$-	$-	$180	$(48)
Realized gain (loss)	-	-	(180)	87
Net gain	$-	$-	$-	$39

	June 30, 2015	December 31, 2014

Fair value of financial contracts – liability	$-	$180

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended June 30, 2015, and 2014.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three and six months ended June 30, 2015, and 2014.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.25 million and $3.75 million at June 30, 2015, and December 31, 2014, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	June 30,
	2015	2014
Other Comprehensive Loss
Cumulative loss	$-	$(466)
Deferred tax benefit	-	163
Net cumulative loss	$-	$(303)

Interest expense reclassified from other comprehensive loss	$-	$130

	June 30, 2015	December 31, 2014

Fair value of interest rate swap - liability	$269	$378

Due to the ARC, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended June 30, 2015, an unrealized loss of approximately $1,000 and a realized loss of approximately $49,000 were recorded.  For the six months ended June 30, 2015, an unrealized gain of approximately $9,000 and a realized loss of approximately $101,000 were recorded.

11. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $588,000 and $548,000 during the three months and $1,289,000 and $973,000 during the six months ended June 30, 2015, and 2014, respectively, was recognized.

Restricted Stock Awards

On May 20, 2015, we awarded 30,000 shares of restricted stock to a director at a grant date price of $12.39.  The restricted stock award vests over 5 years in 20% increments with the first tranche to be issued on May 19, 2016.  Compensation expense recognized during the three and six months ended June 30, 2015, was approximately $6,000.

On April 14, 2015, we awarded 1,000 shares of restricted stock to two of our 30 year employees at a grant date price of $12.03.  The restricted stock award was fully vested.  Compensation expense recognized during the three and six months ended June 30, 2015, was approximately $12,000.

On February 12, 2015, we awarded 18,000 shares of fully vested restricted stock to various employees at a grant date price of $14.34.  Compensation expense recognized during the three and six months ended June 30, 2015, was approximately $77,000 and $258,000.

On February 10, 2015, we awarded 118,040 shares of restricted stock to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche to be issued on February 9, 2016.

Compensation expense recognized during the three and six months ended June 30, 2015, was approximately $108,000 and $179,000.

Restricted stock activity in the first six months of 2015 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2015	-	$-
Granted	167,040	14.56
Vested	(19,000)	14.34
Outstanding at June 30, 2015	148,040	$14.59

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2015	1,598,191	$7.16
Granted	--	--
Exercised	(100,420)	4.13
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2015	1,497,771	$7.36	6.4
Exercisable at June 30, 2015	735,271	$6.23	5.7

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $53,000 and $76,000 during the three months and $128,000 and $170,000 during the six months ended June 30, 2015, and 2014,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $309,000 and $427,000 during the three months and $657,000 and $701,000 during the six months ended June 30, 2015, and 2014, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $49,000 during the six months ended June 30, 2015, and 2014, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 17.

Investor relations expense of approximately $0 and $21,000 during the three months and $0 and $54,000 during the six months ended June 30, 2015, and 2014, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  Our agreement with Genesis was terminated effective September 30, 2014; therefore, no additional amounts will vest going forward.

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

The tables below reflect only 2015 transactions for TC since that is the time period affected by segment reporting due to the acquisition closing in the fourth quarter of 2014.

	Three Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$52,342	$4,323	$-	$56,665
Processing fees	1,521	1,164	-	2,685
Net revenues	53,863	5,487	-	59,350
Operating profit before depreciation and amortization	12,850	430	(1,679)	11,601
Operating profit (loss)	11,902	(732)	(1,679)	9,491
Depreciation and amortization	949	1,161	-	2,110
Capital expenditures	6,204	2,903		9,107

	Six Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$99,525	$7,681	$-	$107,206
Processing fees	3,045	4,242	-	7,287
Net revenues	102,570	11,923	-	114,493
Operating profit before depreciation and amortization	24,562	2,504	(3,491)	23,575
Operating profit (loss)	22,519	196	(3,491)	19,224
Depreciation and amortization	2,044	2,307	-	4,351
Capital expenditures	13,019	3,831		16,850

	June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,091	$-	$-	$47,091
Total assets	180,025	82,399	100,516	(123,996)	238,944

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,985	$-	$-	$47,985
Total assets	172,945	79,135	99,360	(119,366)	232,074

13. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2010 through 2013 remain open for examination  As of June 30, 2015, and December 31, 2014, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense, stock option based compensation and  the manufacturing deduction.

Our state income tax rate was affected by Texas House Bill 32 which was signed in June 2015.  The Texas margin tax rate was reduced for tax reports due on or after January 1, 2016.  We have adopted the U.S. Treasury Department and IRS final regulations that address costs incurred in acquiring, producing, or improving tangible property.  These final regulations require a tax accounting method change to be filed with the IRS. We do not anticipate the impact of these changes to be material to our consolidated financial statements.

14. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Note 17.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of June 30, 2015, and 2014, approximately $1.0 million and $0.9 million, respectively, remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

15. INVESTMENT IN AMAK

As of June 30, 2015, and December 31, 2014, the Company had a non-controlling equity interest (35%) of approximately $52.7 million and $53.0 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2015.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Sales	$13,283	$30,431	$18,584	$30,698
Gross Profit	1,034	4,045	2,746	4,684
General, administrative and other expenses	3,036	4,982	5,538	7,570
Net Loss	$(2,002)	$(937)	$(2,792)	$(2,886)
Depreciation, depletion and amortization	5,905	4,157	11,015	10,814
Net Income before depreciation, depletion and amortization	$3,903	$3,220	$8,223	$7,928

Financial Position

	June 30,	December 31,
	2015	2014
	(Thousands of Dollars)
Current assets	$40,478	$17,782
Noncurrent assets	262,920	265,584
Total assets	$303,398	$283,366

Current liabilities	$24,336	$23,034
Long term liabilities	89,120	67,598
Shareholders' equity	189,942	192,734
	$303,398	$283,366

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three and six months ended June 30, 2015, and 2014, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Company’s share of loss reported by AMAK	$(706)	$(331)	$(984)	$(1,018)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	674	674
Equity in earnings (loss) of AMAK	$(369)	$6	$(310)	$(344)

See our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

16. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $25,000 and $21,000 during the six months ended June 30, 2015, and 2014, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

17. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at June 30, 2015, was 310.0 million Saudi Riyals (US$82.7 million).

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas where it is currently pending.  On April 6, 2015, Mr. El-Khalidi nonsuited his defamation claim.  We believe that the remaining claims are unsubstantiated and plan to vigorously defend the case.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

On September 14, 2010, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  SHR has placed its insurers on notice of the claim and plans to vigorously defend the case. No accrual has been recorded for this claim.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management.  Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of petrochemical products and synthetic waxes.  Our business model involves the manufacture and sale of tangible products and the provision of custom processing services.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and our volume expectations depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The drop in petroleum prices, which began in mid-September of last year and continued through February, reduced our average feedstock price per gallon approximately 44% over the first half of 2014.  The price reduction had a positive effect on our business.  Typically as prices drop, we see increased cash flow as the cash required for replacement feedstock is less at lower prices.  Also, the formulas we use to sell our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.  In addition, we have not seen that reduced petroleum prices would be unfavorable to our customers or would require them to curtail operations in any manner.  The chemical industry in general remains robust and is experiencing unprecedented capital investment.

Review of Second Quarter and Year-to-Date 2015 Results

We reported second quarter 2015 earnings of $6.4 million up from $5.0 million from the second quarter of 2014. Diluted earnings per share of $0.25 were reported for 2015, up from $0.20 from 2014.  Sales volume of our petrochemical products decreased 5.5%, and sales revenue from our petrochemical products decreased 28.1% as compared to the second quarter of 2014.  However, due to a significant decrease in petrochemical feedstock cost, our gross profit increased $3.5 million.  This, combined with a reduction of approximately 0.5 million gallons of by-product sales, generated an increase in operating income of $2.1 million from 2014.

We reported year-to-date 2015 earnings of $12.2 million up from $7.6 million from the first half of 2014. Diluted earnings per share of $0.48 were reported for 2015, up from $0.31 from 2014.  Sales volume of our petrochemical products decreased 4.7%, and sales revenue from our petrochemical products decreased 26.4% as compared to the first half of 2014.  However, due to a significant decrease in petrochemical feedstock cost, our gross profit increased $10.5 million.  This, combined with a reduction of approximately 1.9 million gallons of by-product sales, generated an increase in operating income of $7.4 million from 2014.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Days sales outstanding in accounts receivable	35.0	35.6	36.8
Days sales outstanding in inventory	23.8	16.1	15.3
Days sales outstanding in accounts payable	12.9	12.0	9.1
Days of working capital	45.8	39.8	42.9

Our days sales outstanding in accounts receivable remained fairly consistent.  Our days sales outstanding in inventory increased as of the end of the second quarter of 2015 due to decreases in volume sold for both segments, additional raw material purchases by TC, and inventory for hurricane backup purposes at SHR.  Our days sales outstanding in accounts payable also remained fairly consistent from year-end 2014 but higher than second quarter 2015 due to expenditures for the D Train expansion.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents increased $0.1 million during the six months ended June 30, 2015, as compared to a decrease of $1.2 million for the six months ended June 30, 2014.

The change in cash and cash equivalents is summarized as follows:

	2015	2014
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$20,499	$5,971
Investing activities	(16,897)	(3,591)
Financing activities	(3,454)	(3,609)
Increase (decrease) in cash and equivalents	$148	$(1,229)
Cash and cash equivalents	$8,654	$6,379

Operating Activities

Cash provided by operating activities totaled $20.5 million for the first half of 2015, $14.3 million higher than 2014.    For the first half of 2015 net income increased by approximately $4.6 million as compared to the corresponding period of 2014. Major non-cash items affecting income included increases in depreciation and amortization of $2.2 million, unrealized gain of $0.2 million, and deferred taxes of $0.6 million.

Factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased approximately $6.1 million (due to a decrease in sales volume from fourth quarter 2014) as compared to an increase of approximately $6.1 million in 2014 (due to a 5.3% increase in volume sold and a 6.6% increase in average selling price as compared to the fourth quarter of 2013 and an increase in foreign sales with longer payment terms) and

•	Other liabilities increased approximately $1.0 million (due to payments received from processing customers) as compared to no change in 2014.

These provisions of cash were partially offset by the following decreases in cash used by operations:

•
Accounts payable and accrued liabilities decreased approximately $3.0 million (due to the variability in payment dates and decreases in federal and state taxes and officer compensation accruals) as compared to an increase of approximately $0.9 million in 2014 (due to an increase in transportation, fuel gas, and property tax accruals and additional purchases relating to the D Train expansion) and

•
Inventory increased approximately $2.2 million (due to lower sales volume and increased raw material purchases) as compared to a slight decrease of approximately $0.4 million in 2014 (due to increased sales volume).

Investing Activities

Cash used by investing activities during the first half of 2015 was approximately $16.9 million, representing an increase of approximately $13.3 million over the corresponding period of 2014. During the first half of 2015 we purchased equipment for the D train expansion, tank farm improvements, spare equipment, various facility upgrades, hydrogenation expansion and improvements at our specialty wax facility.  During the first half of 2014 we began preparing for the expansion of our penhex unit (D-Train) and made various other facility improvements.

Financing Activities

Cash used by financing activities during the first half of 2015 was approximately $3.5 million versus cash used of $3.6 million during the corresponding period of 2014.  During 2015 we made principal payments on our acquisition loan of $3.5 million.  During 2014 we drew $3.0 million on our line of credit and made principal payments on our line of credit of $6.7 million and $0.7 million on our term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with debt.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Specialty Petrochemical Segment (including corporate transactions for comparative purposes)

These tables do not include the results for our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

	2015	2014	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$52,342	$72,842	$(20,500)	(28.1%)
Processing	1,521	1,711	(190)	(11.1%)
Net Revenue	$53,863	$74,553	$(20,690)	(27.8%)

Volume of Sales (gallons)
Petrochemical Products	19,603	20,745	(1,142)	(5.5%)

Cost of Sales	$38,997	$62,853	$(23,856)	(38.0%)
Total Operating Expense**	12,523	12,890	(367)	(2.8%)
Natural Gas Expense**	962	1,573	(611)	(38.8%)
Operating Labor Costs**	3,437	2,973	464	15.6%
Transportation Costs**	5,515	5,837	(322)	(5.5%)
General & Administrative Expense	4,494	4,154	340	8.2%
Depreciation and Amortization*	949	1,004	(55)	(5.5%)
Equity in Earnings (Losses) of AMAK	(369)	6	(375)	(6,250.0%)
Capital Expenditures	$6,204	$2,407	$3,797	157.7%
*Includes $801 and $868 for 2015 and 2014, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the second quarter of 2015 from 2014 by 27.8% primarily due to a decrease in the average selling price of 24.0% coupled with a decrease in volume of 5.5%.

Petrochemical Product Sales

Petrochemical product sales decreased by 28.1% during the second quarter of 2015 from 2014 due to a decrease in the average selling price of 24.0% and a decrease in volume sold of 5.5%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices fell significantly during the first half of 2015 reflecting the drop in petroleum prices.  Sales volume decreased slightly primarily because of fluctuations in demand from our primary oil sands customer.

Processing

Processing revenues decreased 11.1% during the second quarter of 2015 from 2014 due to a decrease in production required by our customers.

Cost of Sales

Cost of Sales decreased 38.0% during the second quarter of 2015 from 2014 due to the substantial decrease in NGL prices as mentioned above.  Our average feedstock cost per gallon decreased 41.6% and volume processed decreased 8.0%.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense decreased 2.8% during the second quarter of 2015 from 2014.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 38.8% during 2015 from 2014 due to a decrease in the average per unit cost and in the quantity purchased.  The average price per MMBTU for the second quarter of 2015 was $2.94 whereas, for 2014 the per-unit cost was $4.58.  Volume decreased to approximately 334,000 MMBTU from about 347,000 MMBTU.  The volume of natural gas consumed in the quarter decreased due to lower sales volumes.

Labor costs were higher by approximately15.6% due to cost of living and competitive wage adjustments averaging 3% to 4%, operational overtime because of loading demands and training, maintenance overtime because of turnarounds, and additional profit sharing due to the increase in operating income and personnel. We are studying ways to reduce overtime caused by the short term surge of loading iso-containers which occurs periodically.  The overtime created by the training for the new equipment and processes of D Train will continue until the project is complete and operating routinely.  The maintenance overtime was higher than traditionally seen during turnarounds due to the extended nature of the work including the arrangements for testing capacities for higher volumes of production.

Transportation costs decreased 5.5% due to a decrease in the number of shipments.  These costs are included in our selling prices.

General and Administrative Expense

General and Administrative costs for the second quarter of 2015 from 2014 increased by 8.2% due primarily to increases in officer compensation (due to a restricted stock grant and the accrual for end of year bonuses) and contributions to the 401(k) plan (due to contributions being generated from profit sharing distributions).

Depreciation and Amortization

Depreciation and amortization decreased 5.5% during the second quarter of 2015 from 2014 due to construction in progress accounting for most of the capital purchases.  Depreciation will begin on these purchases when complete and in use.

Equity in Earnings (Losses) of AMAK

Equity in Earnings of AMAK decreased $0.4 million during the second quarter of 2015 from 2014.  See discussion in six months section below.

Capital Expenditures

Capital Expenditures increased 157.7% during the second quarter of 2015 from 2014 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Comparison of Six Months Ended June 30, 2015 and 2014

Specialty Petrochemical Segment (including corporate transactions for comparative purposes)

These tables do not include the results for our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

	2015	2014	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$99,525	$135,234	$(35,709)	(26.4%)
Processing	3,045	3,419	(374)	(10.9%)
Net Revenue	$102,570	$138,653	$(36,083)	(26.0%)

Volume of Sales (gallons)
Petrochemical Products	37,707	39,570	(1,863)	(4.7%)

Cost of Sales	$73,996	$118,239	$(44,243)	(37.4%)
Total Operating Expense**	25,020	24,951	69	0.3%
Natural Gas Expense**	2,270	3,400	(1,130)	(33.2%)
Operating Labor Costs**	6,910	5,722	1,188	20.8%
Transportation Costs**	10,423	10,645	(222)	(2.1%)
General & Administrative Expense	9,204	8,343	861	10.3%
Depreciation and Amortization*	2,044	2,008	36	1.8%
Equity in Earnings (Losses) of AMAK	(310)	(344)	34	(9.9%)
Capital Expenditures	$13,019	$4,127	$8,892	215.5%
*Includes $1,701 and $1,733 for 2015 and 2014, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first half of 2015 from 2014 by 26.0% primarily due to a decrease in the average selling price of 22.8%, a decrease in volume of 4.7%, and a 10.9% decrease in processing fees.

Petrochemical Product Sales

Petrochemical product sales decreased by 26.4% during the first half of 2015 from 2014 due to a decrease in the average selling price of 22.8% and a decrease in volume sold of 4.7%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices fell significantly during the first half of 2015 reflecting the drop in petroleum prices.  Sales volume decreased primarily because of fluctuations in demand from our primary oil sands customer.

Processing

Processing revenues decreased 10.9% during the first half of 2015 from 2014 due to a decrease in production required by our customers.

Cost of Sales

Cost of Sales decreased 37.4% during the first half of 2015 from 2014 due to the substantial decrease in NGL prices as mentioned above.  Our average feedstock cost per gallon decreased 44.3% and volume processed decreased 2.9%.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense increased 0.3% during the first half of 2015 from 2014.  Natural gas, labor and transportation are the largest individual expenses in this category.

The cost of natural gas purchased decreased 33.2% during 2015 from 2014 due to a decrease in the average per unit cost and in the quantity purchased.  The average price per MMBTU for the first half of 2015 was $3.13 whereas, for 2014 the per-unit cost was $4.78.  Volume increased slightly to approximately 707,000 MMBTU from about 705,000 MMBTU.  The volume of natural gas consumed in 2015 increased despite lower sales volumes due to testing of the newly increased capacities of the units and catalyst treatments during maintenance shutdowns.  These activities use fuel gas but do not produce product.

Labor costs were higher by approximately 20.8% due to cost of living and competitive wage adjustments averaging 3% to 4%, operational overtime because of loading demands and training, maintenance overtime because of turnarounds, and additional profit sharing due to the increase in operating income and personnel. We are studying ways to reduce overtime caused by the short term surge of loading iso-containers which occurs periodically.  The overtime created by the training for the new equipment and processes of D Train will continue until the project is complete and operating routinely.  The maintenance overtime was higher than traditionally seen during turnarounds due to the extended nature of the work including the arrangements for testing capacities for higher volumes of production.

Transportation costs decreased 2.1% due to a decrease in the number of shipments.

General and Administrative Expense

General and Administrative costs for the first half of 2015 from 2014 increased by 10.3% due primarily to increases in officer compensation (due to a restricted stock grant and the accrual for end of year bonuses) and contributions to the 401(k) plan (due to contributions being generated from profit sharing distributions).

Depreciation and Amortization

Depreciation and amortization increased slightly by 1.8% during the first half of 2015 from 2014 due to a fairly stable asset base.  In addition, due to construction in progress accounting for most of the capital purchases during the quarter, depreciation will begin on these purchases when complete and in use.

Equity in Earnings (Losses) of AMAK

Equity in Earnings of AMAK decreased slightly during the first half of 2015 from 2014.

For the six months ended June 30, 2015, shipments were 56.1% short of budgeted volumes as indicated in the table below.  There was only one shipment of zinc in the first quarter of 2015 and one shipment of copper in the second quarter of 2015 due to ship availability delays, moving shipments into the following quarters.

AMAK volumes in dry metric tons (dmt) for the six months ended June 30, 2015, were as follows:

	Actual	Budgeted	Variance
Ore tons processed	330,791	350,481	(19,690)
Concentrate to the port
Copper	13,680	13,476	204
Zinc	19,634	21,509	(1,875)
	33,314	34,985	(1,671)

Shipments
Copper	8,959	15,180	(6,221)
Zinc	8,214	23,920	15,706
	17,173	39,100	(21,927)

The water issues experienced by AMAK in the first quarter were largely resolved by the end of the second quarter as the region experienced significant rains in addition to, some water storage improvements that have been made.  There was not a large maintenance shutdown in the second quarter, and as a result, ore tons processed were 26% higher in the second quarter (plant run time was approximately 90%) than in the first quarter (plant run time was approximately 75%). Feed chute issues that AMAK was experiencing in the first quarter have also been largely resolved.

The new management team continues to make progress on improving recoveries and operating efficiencies.  A few additional personnel will be added where specific skill sets are required, and some existing personnel will be replaced.  We expect to see real improvement from these changes in late 2015; thereby, positioning AMAK for a successful IPO on the Saudi Arabian Stock Exchange which is currently targeted for late 2016.The precious metals circuit was down for most of the second quarter due to governmental concern with storage of the cyanide required for this process.  The issue has been resolved, and the circuit should run all of the second half of 2015.  The talc circuit is now operational leading to further recovery and other operational improvements.

Finally, in an area over which AMAK has little to no control, average metal prices were slightly better for the second quarter than the first due to a run up in spot commodity prices in April but have declined somewhat since.  Copper prices are at numbers last seen six years ago and will likely continue to be volatile as they are largely affected by economic data announcements from China.  Zinc prices are expected to be stronger as time passes due to the rundown and closure of several large mines this year and next; however, there are no guarantees.

Specialty Synthetic Wax Segment

Although no quarter by quarter comparative data exists, TC continues to make progress.  TC generated a slight profit during the first half of 2015; however, there were $1.7 million in processing fees which had been generated during the twelve months ended March 31, 2015, which were recognized during the first quarter of 2015 due to contract wording that dictated revenue recognition.

Our initial focus has been on ensuring wax production capacity along with product quality and consistency.  We have now proven our throughput capability and are growing wax volumes on a market by market basis.  Customers are excited about our new product which has now been qualified by four different adhesive customers.

Our processing fees continue to lag as some custom processing capacity has been used to produce high quality wax.  A new wax distillation column has been installed, and custom processing capacity has been released.

As previously mentioned, we are also adding new hydrogenation and distillation capabilities which will help us leverage existing relationships with our petrochemical customers and drive new custom processing business.  We expect the project to be completed on schedule by the end of the first quarter of 2016.  We do not expect significant customer processing growth before this unit comes on stream.

Capital Expenditures

Capital Expenditures increased 215.5% during the first half of 2015 from 2014 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at June 30, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,327	$2,294	$3,213	$1,541	$1,279
Long-Term Debt Obligations	76,950	7,667	16,667	52,616	-
Total	$85,056	$8,957	$19,291	$55,905	$903

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

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 17 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at June 30, 2015, was 310.0 million Saudi Riyals (US$82.7 million).

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On October 1, 2014, we completed the TC Acquisition which included certain existing information systems and internal controls over financial reporting.  We are currently evaluating and integrating TC’s historical internal controls over financial reporting with ours.  We expect to complete the integration in 2015.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 17 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" in the 2014 Annual Report, as well as the following risk factor:

AMAK’s operations could be negatively affected by the conflict in Yemen

The conflict and hostilities in Yemen could disrupt or interfere with the operations of AMAK whose corporate offices and  mining assets are located in Najran province of Saudi Arabia.

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

DATE:  August 7, 2015   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer