Form 10-Q
period 2015-09-30
TRECORA RESOURCES
filed 2015-11-09
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 5, 2015: 24,458,740.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2015 (unaudited)	DECEMBER 31, 2014
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$14,877	$8,506
Trade receivables, net	22,830	28,271
Inventories	12,513	12,815
Prepaid expenses and other assets	3,824	3,257
Taxes receivable	-	434
Deferred income taxes	2,241	1,652
Total current assets	56,285	54,935

Plant, pipeline and equipment, net	91,370	73,811

Goodwill	21,798	21,750
Other intangible assets, net	25,019	26,235
Investment in AMAK	50,658	53,023
Mineral properties in the United States	588	588
Other assets	1,053	1,732

TOTAL ASSETS	$246,771	$232,074
LIABILITIES
Current Liabilities
Accounts payable	$8,340	$9,535
Current portion of derivative instruments	138	362
Accrued liabilities	5,872	5,020
Accrued liabilities in Saudi Arabia	495	495
Current portion of post-retirement benefit	292	286
Current portion of long-term debt	8,000	7,000
Current portion of other liabilities	1,608	2,183
Total current liabilities	24,745	24,881

Long-term debt, net of current portion	67,200	73,450
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	89	196
Other liabilities, net of current portion	2,555	1,039
Deferred income taxes	10,829	10,471
Total liabilities	106,067	110,686

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.1 million and 24.0 million shares in 2015 and 2014, respectively	2,407	2,397
Additional paid-in capital	50,112	48,282
Retained earnings	87,896	70,420
Total Trecora Resources Stockholders’ Equity	140,415	121,099
Noncontrolling Interest	289	289
Total equity	140,704	121,388

TOTAL LIABILITIES AND EQUITY	$246,771	$232,074

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$63,190	$75,283	$170,396	$210,517
Processing Fees	3,748	1,634	11,035	5,054
	66,938	76,917	181,431	215,571

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,118, $881, $6,083, and $2,614 respectively)	50,313	63,873	133,909	182,112

GROSS PROFIT	16,625	13,044	47,522	33,459

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,368	4,086	16,656	12,430
Depreciation	194	131	579	406
	5,562	4,217	17,235	12,836

OPERATING INCOME	11,063	8,827	30,287	20,623

OTHER INCOME (EXPENSE)
Interest Income	5	8	18	26
Interest Expense	(535)	(70)	(1,718)	(169)
Losses on Cash Flow Hedge Reclassified from OCI	-	(60)	-	(190)
Equity in Losses of AMAK	(2,054)	(343)	(2,364)	(687)
Miscellaneous Expense	2	2	(12)	(47)
	(2,582)	(463)	(4,076)	(1,067)

INCOME BEFORE INCOME TAXES	8,481	8,364	26,211	19,556

INCOME TAXES	3,163	2,590	8,735	6,183

NET INCOME	5,318	5,774	17,476	13,373

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$5,318	$5,774	$17,476	$13,373

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.22	$0.24	$0.72	$0.55

Basic Weighted Average Number of Common Shares Outstanding	24,369	24,175	24,344	24,163

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.21	$0.23	$0.69	$0.54

Diluted Weighted Average Number of Common Shares Outstanding	25,228	24,880	25,176	24,870

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
	(thousands of dollars)

NET INCOME	$5,318	$5,774	$17,476	$13,373

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	-	115	-	308
Less: reclassification adjustment included in net income	-	60	-	190

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	55	-	118

COMPREHENSIVE INCOME	$5,318	$5,829	$17,476	$13,491

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2015	23,975	$2,397	$48,282	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	174	-	174	-	174
Issued to Employees	-	-	965	-	965	-	965
Issued to Former Director	-	-	73	-	73	-	73
Restricted Common Stock
Issued to Employees	14	-	479	-	479	-	479
Issued to Directors	-	-	25	-	25	-	25
Common stock
Issued to Employees	64	8	116	-	124	-	124
Issued to Directors	16	2	(2)	-	-	-	-
Net Income	-	-	-	17,476	17,476	-	17,476

SEPTEMBER 30, 2015	24,069	$2,407	$50,112	$87,896	$140,415	$289	$140,704

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income Attributable to Trecora Resources	$17,476	$13,373
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	5,231	3,020
Amortization of Intangible Assets	1,217	104
Unrealized Gain on Derivative Instruments	(332)	(48)
Share-based Compensation	1,794	1,530
Deferred Income Taxes	(231)	(982)
Postretirement Obligation	6	6
Equity in losses of AMAK	2,364	687
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	5,441	(5,556)
Decrease in Taxes Receivable	434	571
Decrease in Inventories	302	107
Increase in Prepaid Expenses	(103)	(695)
Decrease in Other Assets	215	164
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(342)	6,064
Increase in Other Liabilities	1,690	-

Net Cash Provided by Operating Activities	35,162	18,345

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(23,540)	(8,582)
Acquisition Goodwill Adjustment	(47)	-
Advance to AMAK, net	-	536
Net Cash Used in Investing Activities	(23,587)	(8,046)

FINANCING ACTIVITIES
Issuance of Common Stock	46	91
Additions to Long-Term Debt	-	3,000
Repayment of Long-Term Debt	(5,250)	(7,050)

Net Cash Used in Financing Activities	(5,204)	(3,959)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,371	6,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,506	7,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,877	$13,948

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,653	$372
Cash payments for taxes, net of refunds	$7,928	$5,859
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$749	$1,236

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

This document includes the following abbreviations:
(1) TREC – Trecora Resources
(2)	TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC
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

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  We have made estimates and judgments affecting the amounts reported in this document.  The actual results that we experience may differ materially from our estimates.  In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of results for the year ending December 31, 2015.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016.The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively.  Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2015-03 and ASU 2015-15 on its consolidated financial statements and related disclosures.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Trade receivables	$23,040	$28,481
Less allowance for doubtful accounts	(210)	(210)
Trade receivables, net	$22,830	$28,271

Trade receivables serve as collateral for our amended and restated loan agreement. See Note 8.

4. INVENTORIES

Inventories include the following:

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Raw material	$2,281	$2,826
Work in process	40	49
Finished products	10,192	9,940
Total inventory	$12,513	$12,815

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

At September 30, 2015, and December 31, 2014, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated loan agreement.  See Note 8.

Inventory included petrochemical products in transit valued at approximately $1.6 million and $3.5 million at September 30, 2015, and December 31, 2014, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	4,577
Plant, pipeline and equipment	103,297	95,351
Construction in progress	26,808	11,590
Total plant, pipeline and equipment	136,294	113,130
Less accumulated depreciation	(44,924)	(39,319)
Net plant, pipeline and equipment	$91,370	$73,811

Plant, pipeline, and equipment serve as collateral for our amended and restated loan agreement. See Note 8.

Interest capitalized for construction was approximately $27,000 and $122,000 for the three and nine months ended September 30, 2015.  No amounts were capitalized during 2014.

Construction in progress during the first nine months of 2015 included petrochemical construction on the D-Train expansion, purchase of additional manufacturing equipment such as towers and tanks, additions to the tank farm, and upgrades to the electrical and flaring systems at SHR, as well as equipment for construction on the hydrogenation/distillation project at TC.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067 for the three months and $63,202 for the nine months ended September 30, 2015, and 2014.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.  We also recorded an intangible asset for the purchase of emissions allowances during the third quarter of 2015.

Goodwill

The balance of Goodwill was $21.8 million at September 30, 2015, and December 31, 2014.

 Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	September 30, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,123)	$15,729
Non-compete agreements	94	(19)	75
Licenses and permits	1,471	(129)	1,342
Developed technology	6,131	(613)	5,518
	24,548	(1,884)	22,664
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(1,884)	$25,019

	December 31, 2014
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(281)	$16,571
Non-compete agreements	94	(5)	89
Licenses and permits	1,471	(32)	1,439
Developed technology	6,131	(153)	5,978
	24,548	(471)	24,077
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(471)	$26,235

Amortization expense for intangible assets included in cost of sales for the three months was approximately $471,000 and $1,413,000 for the nine months ended September 30, 2015.  There was no amortization expense in the first nine months of 2014 for these assets.

Based on identified intangible assets that are subject to amortization as of September 30, 2015, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2015	2016	2017	2018	2019
Customer relationships	$281	$1,123	$1,123	$1,123	$1,123
Non-compete agreements	5	19	19	19	14
Licenses and permits	32	123	106	106	106
Developed technology	153	613	613	613	613
Total future amortization expense	$471	$1,878	$1,861	1,861	$1,856

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and nine months ended September 30, 2015, and 2014, respectively.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$5,318	24,369	$0.22	$5,774	24,175	$0.24

Unvested restricted stock grant		148			-
Dilutive stock options outstanding		711			705

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$5,318	25,228	$0.21	$5,774	24,880	$0.23

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$17,476	24,344	$0.72	$13,373	24,163	$0.55

Unvested restricted stock grant		138
Dilutive stock options outstanding		694			707

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$17,476	25,176	$0.69	$13,373	24,870	$0.54

At September 30, 2015, and 2014, 1,497,771 and 1,560,540 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended September 30, 2015, and 2014, include 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of September 30, 2015, and December 31, 2014, there was a long-term amount of $7.2 million outstanding.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of 0.37% is due quarterly on the unused portion of the loan.  At September 30, 2015, approximately $32.8 million was available to be drawn.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At September 30, 2015, there was a short-term amount of $7.0 million and a long-term amount of $56.0 million outstanding.  At December 31, 2014, there was a short-term amount of $7.0 million and a long-term amount of $61.3 million outstanding.

Under the ARC, we also have the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ends on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once certain obligations have been fulfilled such as certification that construction of D-Train has been completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At September 30, 2015, and December 31, 2014, there was a short-term amount of $1.0 million and $0, respectively, and a long-term amount due of $4.0 million and $5.0 million, respectively with $20.0 million available to be drawn.

The interest rate on all of the above loans varies according to several options.  At September 30, 2015, and December 31, 2014, the rate was 2.44 % and 2.67%.  We were in compliance with all covenants at September 30, 2015.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2015, and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$227	-	$227	-

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$378	-	$378	-
Commodity financial instruments	180	180	-	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At September 30, 2015, no commodity financial instruments were outstanding.  At December 31, 2014, we had derivative contracts with settlement dates through January 2015.  For additional information see Note 10.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as SHR, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2015, and 2014, represented approximately 70.0% and 81.6% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first nine months of 2015, feedstock prices declined industry-wide.

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

Typically, financial contracts are not designated as hedges.  As of September 30, 2015, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Unrealized gain (loss)	$-	$-	$180	$(48)
Realized gain (loss)	-	-	(180)	87
Net gain	$-	$-	$-	$39

	September 30, 2015	December 31, 2014

Fair value of financial contracts – liability	$-	$180

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended September 30, 2015, and 2014.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three and nine months ended September 30, 2015, and 2014.

Interest Rate Swap

In March 2008 we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $3.00 million and $3.75 million at September 30, 2015, and December 31, 2014, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We originally entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	September 30,
	2015	2014
Other Comprehensive Loss
Cumulative loss	$-	$(382)
Deferred tax benefit	-	134
Net cumulative loss	$-	$(248)

Interest expense reclassified from other comprehensive loss	$-	$190

	September 30, 2015	December 31, 2014

Fair value of interest rate swap - liability	$227	$378

Due to the ARC, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended September 30, 2015, an unrealized loss of approximately $3,000 and a realized loss of approximately $46,000 were recorded.  For the nine months ended September 30, 2015, an unrealized gain of approximately $6,000 and a realized loss of approximately $147,000 were recorded.

11. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $506,000 and $556,000 during the three months and $1,794,000 and $1,530,000 during the nine months ended September 30, 2015, and 2014, respectively, was recognized.

Restricted Stock Awards

On May 20, 2015, we awarded 30,000 shares of restricted stock to a director at a grant date price of $12.39.  The restricted stock award vests over 5 years in 20% increments with the first tranche to be issued on May 19, 2016.  Compensation expense recognized during the three and nine months ended September 30, 2015, was approximately $19,000 and $25,000, respectively.

On April 14, 2015, we awarded 1,000 shares of restricted stock to two of our 30 year employees at a grant date price of $12.03.  The restricted stock award was fully vested.  Compensation expense recognized during the three and nine months ended September 30, 2015, was approximately $0 and $12,000, respectively.

On February 12, 2015, we awarded 18,000 shares of fully vested restricted stock to various employees at a grant date price of $14.34.  Compensation expense recognized during the three and nine months ended September 30, 2015, was approximately $0 and $258,000, respectively.

On February 10, 2015, we awarded 118,040 shares of restricted stock to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche to be issued on February 9, 2016.  Compensation expense recognized during the three and nine months ended September 30, 2015, was approximately $108,000 and $287,000.

Restricted stock activity in the first nine months of 2015 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2015	-	$-
Granted	167,040	14.15
Vested	(19,000)	14.22
Outstanding at September 30, 2015	148,040	$14.14

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2015	1,598,191	$7.16
Granted	--	--
Exercised	(100,420)	4.13
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at September 30, 2015	1,497,771	$7.36	6.2
Exercisable at September 30, 2015	755,271	$6.16	5.5

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $46,000 and $80,000 during the three months and $174,000 and $250,000          during the nine months ended September 30, 2015, and 2014,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $309,000 and $427,000 during the three months and $965,000 and $1,128,000 during the nine months ended September 30, 2015, and 2014, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $24,000 was recognized during the three months and $73,000 during the nine months ended September 30, 2015, and 2014, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 17.

Investor relations expense of approximately $0 and $25,000 during the three months and $0 and $79,000 during the nine months ended September 30, 2015, and 2014, respectively, was recognized related to warrants issued for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”).  Our agreement with Genesis was terminated effective September 30, 2014; therefore, no additional amounts will vest going forward.

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

	Three Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$59,122	$4,068	$-	$63,190
Processing fees	1,364	2,384	-	3,748
Net revenues	60,486	6,452	-	66,938
Operating profit before depreciation and amortization	13,636	1,393	(1,654)	13,375
Operating profit (loss)	12,557	178	(1,672)	11,063
Depreciation and amortization	1,079	1,215	18	2,312
Capital expenditures	4,857	1,766		6,623

	Nine Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$158,647	$11,749	$-	$170,396
Processing fees	4,409	6,626	-	11,035
Net revenues	163,056	18,375	-	181,431
Operating profit before depreciation and amortization	38,197	3,897	(5,145)	36,949
Operating profit (loss)	35,075	375	(5,163)	30,287
Depreciation and amortization	3,122	3,522	18	6,662
Capital expenditures	17,876	5,597	-	23,473

	September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,817	$-	$-	$46,817
Total assets	189,537	84,794	101,581	(129,141)	246,771

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,985	$-	$-	$47,985
Total assets	172,945	79,135	99,360	(119,366)	232,074

13. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2012 through 2014 remain open for examination.  As of September 30, 2015, and December 31, 2014, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense, stock option based compensation and the manufacturing deduction.

Our state income tax rate was affected by Texas House Bill 32 which was signed in June 2015.  The Texas margin tax rate was reduced for tax reports due on or after January 1, 2016.  We have adopted the U.S. Treasury Department and IRS final regulations that address costs incurred in acquiring, producing, or improving tangible property.  Based on the  final regulations a tax accounting method change was filed with the IRS. We do not anticipate the impact of these changes to be material to our consolidated financial statements.

14. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Note 17.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of September 30, 2015, and 2014, approximately $1.0 million and $0.9 million, respectively, remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

15. INVESTMENT IN AMAK

As of September 30, 2015, and December 31, 2014, the Company had a non-controlling equity interest (35%) of approximately $50.7 million and $53.0 million, respectively. Our investment is accounted for under the equity method.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Sales	$19,874	$16,957	$38,458	$47,655
Gross Profit (Loss)	(2,711)	1,785	35	6,469
General, administrative and other expenses	4,067	3,714	9,605	11,285
Net Loss	$(6,778)	$(1,929)	$(9,570)	$(4,816)
Depreciation, depletion and amortization	4,235	5,930	15,250	16,744
Net Income (Loss) before depreciation, depletion and amortization	$(2,543)	$4,001	$5,680	$11,928

Financial Position

	September 30,	December 31,
	2015	2014
	(Thousands of Dollars)
Current assets	$31,904	$17,782
Noncurrent assets	261,623	265,584
Total assets	$293,527	$283,366

Current liabilities	$21,216	$23,034
Long term liabilities	89,156	67,598
Shareholders' equity	183,155	192,734
	$293,527	$283,366

The equity in the income or loss of AMAK reflected on the consolidated statement of income for the three and nine months ended September 30, 2015, and 2014, is comprised of the following:

	Three months ended September 30,			Nine months ended September 30,
	2015		2014	2015	2014
	(Thousands of Dollars)
Company’s share of loss reported by AMAK		$(2,391)	$(680)	$(3,375)	$(1,698)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK		337	337	1,011	1,011
Equity in loss of AMAK	$	(2,054)	$(343)	$(2,364)	$(687)

See our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information.

16. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $25,000 and $22,000 during the nine months ended September 30, 2015, and 2014, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.

17. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at September 30, 2015, was 310.0 million Saudi Riyals (US$82.7 million).

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

On or about August 3, 2015, SHR received notice of a lawsuit filed in the 14th Judicial District Court of Calcasieu Parish, Louisiana.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Louisiana to defend SHR.

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

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and our volume expectations depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The drop in petroleum prices, which began in mid-September of last year and continued throughout 2015, reduced our average feedstock price per gallon approximately 46% over the first nine months of 2014.  The price reduction had a positive effect on our business.  Typically as prices drop, we see increased cash flow as the cash required for replacement feedstock is less at lower prices.  Also, the formulas we use to sell our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.  In addition, we have not seen that reduced petroleum prices would be unfavorable to our customers or would require them to curtail operations in any manner.  The chemical industry in general remains robust and is experiencing unprecedented capital investment.

We continue to make progress at our specialty wax segment by improving wax quality and consistency and expanding our custom processing capability.

Review of Third Quarter and Year-to-Date 2015 Results

We reported third quarter 2015 earnings of $5.3 million down from $5.8 million from the third quarter of 2014. Diluted earnings per share of $0.21 were reported for 2015, down from $0.23 from 2014.  Equity in losses from AMAK was $2.1 million for the third quarter of 2015 compared to $0.3 million for the same period in 2014.  Sales volume of our petrochemical products increased 14.0%, but sales revenue from those products decreased 21.5% as compared to the third quarter of 2014 due to lower average selling prices.  Our gross profit increased $3.6 million, and our operating income increased $2.2 million from the third quarter of 2014.

We reported year-to-date 2015 earnings of $17.5 million up from $13.4 million from the first nine months of 2014. Diluted earnings per share of $0.69 were reported for 2015, up from $0.54 from 2014. Equity in losses of AMAK was $2.4 million through September 30, 2015, compared to $0.7 million for the same period of 2014. Sales volume of our petrochemical products increased 1.9%, and sales revenue from those products decreased 24.6% as compared to the first nine months of 2014.  However, our gross profit increased $14.1 million, and our operating income increased $9.7 million from 2014.

We do not include comparisons of our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
Days sales outstanding in accounts receivable	34.4	35.6	35.0
Days sales outstanding in inventory	18.8	16.1	15.1
Days sales outstanding in accounts payable	12.5	12.0	16.0
Days of working capital	40.6	39.8	34.2

Our days sales outstanding in accounts receivable remained fairly consistent.  Our days sales outstanding in inventory increased as of the end of the third quarter of 2015 due to decreases in volume sold for both segments, additional raw material purchases by TC, and inventory for hurricane backup purposes at SHR.  Our days sales outstanding in accounts payable also remained fairly consistent from year-end 2014.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents increased $6.4 million during the nine months ended September 30, 2015, as compared to an increase of $6.3 million for the nine months ended September 30, 2014.

The change in cash and cash equivalents is summarized as follows:

	2015	2014
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$35,162	$18,345
Investing activities	(23,587)	(8,046)
Financing activities	(5,204)	(3,959)
Increase in cash and equivalents	$6,371	$6,340
Cash and cash equivalents	$14,877	$13,948

Operating Activities

Cash provided by operating activities totaled $35.2 million for the first nine months of 2015, $16.8 million higher than 2014.  For the first nine months of 2015 net income increased by approximately $4.1 million as compared to the corresponding period of 2014. Major non-cash items affecting net income included increases in depreciation and amortization of $3.3 million, unrealized gain of $0.3 million, equity in losses from AMAK of $1.7 million and deferred taxes of $0.8 million.

Significant factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased approximately $5.4 million (due to a decrease in average selling price from fourth quarter 2014) as compared to an increase of approximately $5.6 million in 2014 (due to the sales volume increase of 9.5% and average sales price increase of 5.9% over year end 2013),

•	Prepaid assets increased approximately $0.1 million as compared to an increase of approximately $0.7 million in 2014, and

•	Other liabilities increased approximately $1.7 million (due to payments received from custom processing customers to fund projects) compared to 2014 which remained steady.

These provisions of cash were partially offset by the following decrease in cash used by operations:

•
Accounts payable and accrued liabilities decreased approximately $0.3 million (due to the variability in payment dates) as compared to an increase of approximately $6.0 million in 2014 (due to an increase in the accrual for raw material and additional purchases relating to the D-Train expansion).

Investing Activities

Cash used by investing activities during the first nine months of 2015 was approximately $23.6 million, representing an increase of approximately $15.5 million over the corresponding period of 2014. During the first nine months of 2015 we purchased equipment for the D-Train expansion, tank farm improvements, spare equipment, various facility upgrades, hydrogenation/distillation expansion and improvements at our specialty wax facility.  During the first nine months of 2014 we began preparing for the expansion of our penhex unit (D-Train) and made various other facility improvements.

Financing Activities

Cash used by financing activities during the first nine months of 2015 was approximately $5.2 million versus cash used of $4.0 million during the corresponding period of 2014.  During 2015 we made principal payments on our acquisition loan of $5.3 million.  During 2014 we drew $3.0 million on our line of credit and made principal payments on our line of credit of $6.0 million and $1.1 million on our term debt.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Specialty Petrochemical Segment (including corporate transactions for comparative purposes)

These tables do not include the results for our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

	2015	2014	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$59,121	$75,283	$(16,162)	(21.5%)
Processing	1,364	1,634	(270)	(16.5%)
Gross Revenue	$60,485	$76,917	$(16,432)	(21.4%)

Volume of Sales (gallons)
Petrochemical Products	24,603	21,574	3,029	14.0%

Cost of Sales	$45,005	$63,873	$(18,868)	(29.5%)
Total Operating Expense**	13,870	13,320	550	4.1%
Natural Gas Expense**	955	1,429	(474)	(33.2%)
Operating Labor Costs**	3,308	3,060	248	8.1%
Transportation Costs**	6,925	6,206	719	11.6%
General & Administrative Expense	4,424	4,086	338	8.3%
Depreciation and Amortization*	1,096	1,012	84	8.3%
Equity in Losses of AMAK	(2,054)	(343)	(1,711)	498.8%
Capital Expenditures	$4,857	$4,455	$402	9.0%
*Includes $2,118 and $881 for 2015 and 2014, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the third quarter of 2015 from 2014 by 21.4% primarily due to a decrease in the average selling price of 31.1%.

Petrochemical Product Sales

Petrochemical product sales decreased by 21.5% during the third quarter of 2015 from 2014 due to a decrease in the average selling price of 31.1%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  Natural gasoline prices fell significantly during the first nine months of 2015 reflecting the drop in petroleum prices.  Sales volume increased by 14.0% from the third quarter of 2014.

Processing

Processing revenues decreased 16.5% during the third quarter of 2015 from 2014 due to a decrease in production required by our customers.

Cost of Sales

Cost of Sales decreased 29.5% during the third quarter of 2015 from 2014 due to the substantial decrease in natural gasoline prices as mentioned above.  Our average feedstock cost per gallon decreased 48.5% while volume processed increased 9.7% to support the additional sales volume.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates with the price of crude oil.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into fuel markets at lower prices, thereby increasing overall profitability.

Total Operating Expense

Total Operating Expense increased 4.1% during the third quarter of 2015 from 2014.  Natural gas, labor and transportation are the largest individual expenses in this category, although not all of these increased.

The cost of natural gas purchased decreased 33.2% during 2015 from 2014 due to a decrease in the average per unit cost and in the quantity purchased.  The average price per MMBTU for the third quarter of 2015 was $3.02 whereas, for 2014 the per-unit cost was $4.34.  Volume decreased to approximately 324,000 MMBTU from about 330,000 MMBTU.

Labor costs were higher by approximately 8.1% due to cost of living and competitive wage adjustments averaging 3% to 4%, operational overtime because of loading demands and training, maintenance overtime because of turnarounds, and additional profit sharing due to the increase in operating income and personnel. We are studying ways to reduce overtime caused by the short term surge of loading iso-containers which occurs periodically.  The overtime created by the training for the new equipment and processes of D-Train will continue until the project is complete and operating routinely.  The maintenance overtime was higher than traditionally seen during turnarounds due to the extended nature of the work including the arrangements for testing capacities for higher volumes of production.

Transportation costs increased 11.6% due to the increased sales volume and additional railcars on lease.  These costs are included in our selling prices.

General and Administrative Expense

General and Administrative costs for the third quarter of 2015 from 2014 increased by 8.3% due primarily to increases in officer compensation (due to a restricted stock grant and the accrual for end of year bonuses) and contributions to the 401(k) plan (due to contributions being generated from profit sharing distributions).

Depreciation and Amortization

Depreciation and amortization increased 8.3% during the third quarter of 2015 from 2014 due to a larger asset base.

Equity in Losses of AMAK

Equity in Losses of AMAK increased $1.7 million during the third quarter of 2015 from 2014.  See discussion in nine months section below.

Capital Expenditures

Capital Expenditures increased 9.0% during the third quarter of 2015 from 2014 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Comparison of Nine Months Ended September 30, 2015 and 2014

Specialty Petrochemical Segment (including corporate transactions for comparative purposes)

These tables do not include the results for our specialty wax segment since it was acquired in the fourth quarter of 2014; therefore, we have no basis for comparison.

	2015	2014	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$158,647	$210,517	$(51,870)	(24.6%)
Processing	4,409	5,054	(645)	(12.8%)
Gross Revenue	$163,056	$215,571	$(52,515)	(24.4%)

Volume of Sales (gallons)
Petrochemical Products	62,311	61,144	1,167	1.9%

Cost of Sales	$119,001	$182,112	$(63,111)	(34.7%)
Total Operating Expense**	38,890	38,271	619	1.6%
Natural Gas Expense**	3,226	4,829	(1,603)	(33.2%)
Operating Labor Costs**	10,218	8,782	1,436	16.4%
Transportation Costs**	17,348	16,852	496	2.9%
General & Administrative Expense	13,628	12,430	1,198	9.6%
Depreciation and Amortization*	3,140	3,020	120	4.0%
Equity in Losses of AMAK	(2,364)	(687)	(1,677)	244.1%
Capital Expenditures	$17,876	$8,582	$9,294	108.3%
*Includes $6,083 and $2,614 for 2015 and 2014, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first nine months of 2015 from 2014 by 24.4% primarily due to a decrease in the average selling price of 26.1% and 12.8% decrease in processing fees.

Petrochemical Product Sales

Petrochemical product sales decreased by 24.6% during the first nine months of 2015 from 2014 due to a decrease in the average selling price of 26.1% offset slightly by an increase in volume sold of 1.9%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to natural gasoline prices which is our primary feedstock.  Natural gasoline prices fell significantly during the first nine months of 2015 reflecting the drop in petroleum prices.

Processing

Processing revenues decreased 12.8% during the first nine months of 2015 from 2014 due to a decrease in production required by our customers, along with their inability to acquire feedstock.

Cost of Sales

Cost of Sales decreased 34.7% during the first nine months of 2015 from 2014 due to the substantial decrease in natural gasoline prices as mentioned above.  Our average feedstock cost per gallon decreased 45.9% while volume processed increased 1.6%.

Total Operating Expense

Total Operating Expense increased 1.6% during the first nine months of 2015 from 2014.  Natural gas, labor and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 33.2% during 2015 from 2014 due to a decrease in the average per unit cost and in the quantity purchased.  The average price per MMBTU for the first nine months of 2015 was $3.10 whereas, for 2014 the per-unit cost was $4.64.  Volume decreased slightly to approximately 1,031,000 MMBTU from about 1,035,000 MMBTU.  The volume of natural gas consumed in 2015 decreased despite testing of the newly increased capacities of the units and catalyst treatments during maintenance shutdowns which indicates that some operating efficiencies have been obtained.  These activities use fuel gas but do not produce product.
Labor costs were higher by approximately 16.4% due to cost of living and competitive wage adjustments averaging 3% to 4%, operational overtime because of loading demands and training, maintenance overtime because of turnarounds, and additional profit sharing due to the increase in operating income and personnel.  The overtime created by the training for the new equipment and processes of D-Train will continue until the project is complete and operating routinely.  The maintenance overtime was higher than traditionally seen during turnarounds due to the extended nature of the work including the arrangements for testing capacities for higher volumes of production.

Transportation costs increased 2.9% due to the slight increase in the number of shipments and additional railcars on lease.

General and Administrative Expense

General and Administrative costs for the first nine months of 2015 from 2014 increased by 9.6% due primarily to increases in officer compensation (due to a restricted stock grant and the accrual for end of year bonuses) and contributions to the 401(k) plan (due to contributions being generated from profit sharing distributions).

Depreciation and Amortization

Depreciation and amortization increased 4.0% during the first nine months of 2015 from 2014 due to a larger asset base.

Equity in Losses of AMAK

Equity in Losses of AMAK increased $1.7 million during the first nine months of 2015 from 2014.

For the nine months ended September 30, 2015, shipments were 27.9% short of budgeted volumes as indicated in the table below.  There was one shipment of zinc in the first quarter of 2015, one shipment of copper in the second quarter of 2015, and one shipment of copper and two shipments of zinc in the third quarter of 2015.

AMAK volumes in dry metric tons (dmt) for the nine months ended September 30, 2015, were as follows:

	Actual	Budgeted	Variance
Ore tons processed	494,520	535,069	(40,549)
Concentrate to the port
Copper	19,534	20,857	(1,323)
Zinc	30,517	34,101	(3,584)
	50,051	54,958	(4,907)

Shipments
Copper	15,794	23,000	(7,206)
Zinc	24,346	32,660	(8,314)
	40,140	55,660	(15,520)

Lower commodity prices significantly impacted AMAK’s results in the third quarter.  Because of the decline, there was an inventory write-down of $3.0 million for AMAK during the quarter with our share being $1.1 million.  Average spot copper prices were down 13% from second quarter and zinc prices down 16% over the same period.  We, of course, have no control over this but remain optimistic that metal prices, especially for zinc, will strengthen in the intermediate and long term.

Third quarter results were also negatively impacted by operating issues resulting in unplanned downtime and lower recoveries than expected.  Recoveries were primarily impacted by the lack of supply of flotation agent.  Copper recoveries returned to normal in September, as did zinc recoveries in early October.  The precious metals circuit was down for much of the quarter.

AMAK has been billed, and has paid for, fees for two new exploration licenses and a new mining license adjacent to the existing lease.  Formal approval for these licenses is expected very soon.  AMAK also continues work on a superior gold extraction technology to improve yields and dramatically lower costs.

AMAK continues to comprehensively review ways to weather the storm of low commodity prices and sub-par mill performance.

Specialty Synthetic Wax Segment

Although no quarter by quarter comparative data exists, TC continues to make progress.  TC generated a slight profit during the first nine months of 2015.

Our initial focus has been on ensuring wax production capacity along with product quality and consistency.  We have now proven our throughput capability as September was the highest wax production volume month by a significant margin. Growing wax sales volumes is a key emphasis. We are meeting with considerable success in the adhesives market.  One major customer purchased 2.2 million pounds in the first nine months of 2015 (up from zero in 2014), and a second major customer purchased 100,000 pounds in the 3rd quarter.  Two other adhesive customers have purchased follow-up orders after successful trials.

After our new wax distillation column was started up in July, the custom processing unit previously used for wax clean-up was returned to custom processing service, resulting in almost $2.4 million in revenues for the quarter.  Some of this revenue came from the oligomer project (capital customer funded) which we ran in the quarter.  We will do a follow-up run of this project in the fourth quarter.

The new hydrogenation and distillation unit, to be installed to help us leverage existing relationships with our petrochemical customers and drive new custom processing business, is now expected to start up in the third quarter of 2016 as we optimize the design for specific projects.  It is unlikely that we will see custom processing revenues above what we saw this quarter until this unit comes on stream.

Capital Expenditures

Capital Expenditures increased 108.3% during the first nine months of 2015 from 2014 primarily due to improvements in the both facilities as detailed above under “Investing Activities”.

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at September 30, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,238	$2,307	$3,247	$1,467	$1,217
Long-Term Debt Obligations	75,200	8,000	16,667	50,533	-
Total	$83,438	$10,307	$19,914	$52,000	$1,217

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 8 on page 10 of this Form 10-Q for a detailed discussion.

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 17 to the consolidated financial statements, in October 2010 as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at September 30, 2015, was 310.0 million Saudi Riyals (US$82.7 million).

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On October 1, 2014, we completed the TC Acquisition which included certain existing information systems and internal controls over financial reporting.  We are in the process of completing the integration of TC’s internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 17 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2014 Annual Report, as well as the following risk factor:

Economic and political instability; terrorist acts; war and other political unrest

The conflict and hostilities in Yemen could disrupt or interfere with the operations of AMAK whose corporate offices and mining assets are located in Najran province of Saudi Arabia.  In addition, the U.S. military action in Afghanistan, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events, including ISIL terrorist related activities and civil unrest in the Middle East, and the on-going Iranian nuclear confrontation, as well as the European debt crisis, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment. One significant political risk in Saudi Arabia concerns the issue of succession of the Al-Saud royal family.  To date, transition to the next generation of the Al-Saud royal family has occurred in an orderly manner.  However, there is a risk this will not continue.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Cost pressures could negatively impact AMAK’s operating margins and expansion plans

Cost pressures may continue to occur across the resources industry. As the prices for AMAK’s products are determined by the global commodity markets in which it operates, AMAK does not generally have the ability to offset these cost pressures through corresponding price increases, which can adversely affect its operating margins or require changes in operations, including, but not limited to, temporary planned shutdowns. Notwithstanding AMAK’s efforts to reduce costs and a number of key cost inputs being commodity price-linked, the inability to reduce costs and a timing lag may adversely impact AMAK’s operating margins for an extended period.

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

10(b)*	-Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company’s Form DEF 14A filed April 25, 2012 (file No. 001-33926))
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

31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934

Exhibit Number	Description
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 9, 2015   TRECORA RESOURCES
                                                (Registrant)

                                                By: /s/Connie Cook
                                               Connie Cook
                                               Chief Financial Officer