Form 10-K
period 2015-12-31
TRECORA RESOURCES
filed 2016-03-11
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926

TRECORA RESOURCES

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒

The aggregate market value on June 30, 2015, of the registrant’s voting securities held by non-affiliates was approximately $235 million.

Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 7, 2016 (excluding 300,000 shares of treasury stock):  24,202,346.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about May 17, 2016.

TABLE OF CONTENTS

Item Number and Description

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	38

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	38

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	38

PART I

Item 1.   Business.

General

Trecora Resources (the “Company”) was incorporated in the State of Delaware in 1967. The Company’s principal business activities are the manufacturing of various specialty petrochemical products and synthetic waxes and the provision of custom processing services.  Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” are intended to mean consolidated Trecora Resources and its subsidiaries.

This document includes the following abbreviations:
(1) TREC – Trecora Resources
(2) TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC
(3) SHR – South Hampton Resources, Inc. – Petrochemical segment
(4) GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment – wholly owned subsidiary of SHR
(5) TC – Trecora Chemical, Inc. – Specialty wax segment
(6) AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 35% ownership
(7) PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership
(8) Acquisition – October 1, 2014, purchase of TC

On October 1, 2014, TOCCO, a Texas corporation, acquired 100% of the Class A common stock of SSI Chusei, Inc. (“SSI”), a Texas corporation and leading manufacturer of specialty synthetic waxes and custom toll processing services in Pasadena, Texas.  On November 15, 2014, SSI’s name was changed to TC.

The Company also owns a 35% interest in AMAK, a Saudi Arabian closed joint stock mining company, which is in commercial production of copper and zinc concentrates and silver and gold doré.  Finally, we have a 55% interest in PEVM, a Nevada mining corporation, which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.

Business Segments

In October 2014 with the completion of the Acquisition, we began operating in two business segments; the manufacturing of various specialty petrochemical products and the manufacturing of specialty synthetic waxes.

Our specialty petrochemical products segment is conducted through SHR, a Texas corporation.  SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane which may be used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck, iso-container, and on occasion by ship.  SHR owns all of the capital stock of GSPL, a Texas corporation, which owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.

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

United States Specialty Petrochemical Operations

SHR’s specialty petrochemical facility is approximately 30 miles north of Beaumont and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics

Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit and (viii) a P-Xylene Unit. All of these units are currently in operation.

The Penhex Unit, including the new D-train unit, currently has the capacity to process approximately 11,000 barrels per day of fresh feed with the Reforming Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day.  The P-Xylene Unit has a capacity of approximately 20,000 pounds per year.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  We produce eight distinct product streams and market several combinations of blends as needed in various customer applications.  We do not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.

During 2015 we constructed a new unit which is part of the Penhex Unit, D-train, which began production in the fourth quarter providing additional capacity of approximately 4,000 barrels per day.  Going forward capacity utilization will be based upon 11,000 barrels per day.  Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel.  The Penhex Unit had a utilization rate during 2015 of approximately 84% based upon 7,000 barrels per day.  The utilization rate for 2014 and 2013 was approximately 84% and 70%, respectively, based upon 6,700 barrels per day.   Penhex Unit capacity is now configured in three independent process units.  The three unit configuration improves reliability by reducing the amount of total down time due to mechanical and other factors.

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

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, Hydrocarbon Processing Demonstration Unit and P-Xylene Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, we process the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from our storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 barrels per day. Together they realized a utilization rate of 27% for 2015, 36% for 2014, and 42% for 2013.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

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

We obtain our feedstock requirements from a sole supplier.  The agreement is primarily a logistics convenience.  The supplier buys or contracts for material only with SHR’s approval and utilizes their tank and pipeline connections to transport into our pipeline.  The supplier’s revenue above feed cost is primarily related to the cost and operation of the tank, pipelines, and equipment.  A contract was signed in August 2015 with a seven year term with subsequent one year renewals unless cancelled by either party with 180 days’ notice.  In 2015 a pipeline connection to the supplier’s dock was added to give alternative means of receiving feedstock.  Prior to this addition, all feedstock came from Mont Belvieu, Texas.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at SHR is operational. We have various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

GSPL owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines aggregating approximately 70 miles in length connecting SHR’s facility to: (1) a natural gas line, (2) SHR’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

We sell our products to predominantly Fortune 500 companies.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We also have an internet presence.  We have adopted a strategy of moving our larger volume customers to formula based pricing to reduce the effect of feedstock cost volatility.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. We believe that the use of formula pricing helps reduce volatility and increase predictability of product margins.  However, we continue to investigate alternative product pricing methods.  During 2015 and 2014, sales to one customer and two customers, respectively exceeded 10% of our consolidated revenues.  Specifically, in 2015 sales to ExxonMobil and their affiliates represented 20.1% of revenues.  In 2014 sales to ExxonMobil and their affiliates represented 23.2% of revenues and sales to Tricon Energy represented 10.5%.  In both cases these sales represented multiple products sold to multiple facilities.  We believe that we should be able to place volumes lost to one particular customer with another customer without significantly impacting our operation.

United States Specialty Synthetic Wax Operations

TC is a leading manufacturer of specialty synthetic waxes and also provides custom processing services from its 21 acre plant located in the heart of the petrochemical industry in Pasadena, Texas.  TC provides custom manufacturing, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants.  Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck.  The location is within reach of major chemical pipelines and the on-site access to a steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and custom processing capabilities.  We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants.  These products are used in a variety of applications including performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC and rubber; and dry stir-in additives for inks.  In oxidized forms, applications also include use in textile emulsions and lubricants in PVC extrusion.

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

TCEQ. In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR’s acquisition of the property.  The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original SHR site is accumulated and sold as a by-product.  Approximately 70, 75, and 71 barrels were recovered during 2015, 2014 and 2013, respectively.  The recovered material had an economic value of approximately $3,500, $6,700, and $7,000 during 2015, 2014 and 2013, respectively. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale.  At current market values this material, if fully recovered would be worth approximately $0.9 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

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

Personnel

The number of our regular, U.S. Based employees was approximately 296, 271, and 166 for the years ended December 31, 2015, 2014 and 2013, respectively.  Of these employees, none are covered by collective bargaining agreements.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.  The significant increase during 2014 was primarily due to the Acquisition and D-train construction personnel needs.

Competition

The petrochemical, specialty wax, and mining industries are highly competitive.  There is competition within the industries and also with other industries in supplying the chemical and mineral needs of both industrial and individual consumers.  We compete with other firms in the sale or purchase of needed goods and services and employ all methods of competition which are lawful and appropriate for such purposes. See further discussion under “Intense competition” in Item 1a.

Investment in AMAK

As of December 31, 2015, we owned a 35% interest in AMAK.

Location, Access and Transportation.

The facility site is located in Najran province in southwestern Saudi Arabia.  Najran, the capital of the province of the same name, is approximately 700 km southeast of Jeddah.  The site is located 145 km northwest of Najran, midway between the outpost of Rihab and the district town of Sufah.  A modern, paved highway extends from Najran through the town of Habuna passing by the project site and on to Sufah.  Another modern, paved highway extends west from the town of Tirima about 30 km to the Asir provincial line, becomes a four-lane divided highway, and intersects with a highway leading to Khamis Mushait and Abha.  A joining highway then extends down the western slope of the Sarawat mountains to the coastal highway which follows the coast south to the Port of Jazan.  The latter is the route AMAK’s trucks carry concentrate to the port for export.

Conditions to Retain Title.

The Saudi government granted the Company a mining lease for the Al Masane area comprising approximately 44 square kilometers or approximately 10,870 acres on May 22, 1993 (the “Lease”) under Royal Decree No. M/17.  The Lease was assigned to AMAK in December 2008.  The initial term of the Lease is thirty years beginning May 22, 1993, with AMAK having the option to renew or extend the term of the Lease for additional periods not to exceed twenty years. Under the Lease, AMAK is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the term of the Lease.  In addition, AMAK must pay income tax in accordance with the laws of Saudi Arabia and pay all infrastructure costs.  The Lease gives the Saudi Arabian government priority to purchase any gold production from the project, as well as, the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the Lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors, that AMAK employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.  In November 2015 AMAK received notification of final approval for additional licenses and leases.  The approval includes an additional 151 square kilometers (km2) of territory contiguous to AMAK’s current 44 km2 mine.  The new territory comprises the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease, which has potential for significant gold recovery.  Under the new leases, AMAK is required to pay surface rental of SR 110,000 (approximately $29,333) for a period of 20 years expiring in 2035.

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

Description of Current Property Condition.

The AMAK facility includes an underground mine, ore-treatment plant and related infrastructures.   The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities.  Related infrastructure includes a 300 man capacity camp for single status accommodation for expatriates and Saudi Arabian employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts, potable water supply primarily from an underground aquifer, sewage treatment plant and an assay laboratory.  The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.  The above-ground ore processing facility became fully operational during the second half of 2012; and since the facility was constructed new at that time, it remains in relatively good condition.  Total cost to date is approximately USD $320 million.  AMAK plans to spend approximately $10 million on plant refurbishment and upgrades during 2016 with little beyond this since any new reserves will be processed at the same facility.

AMAK commenced commercial operation in July 2012.  AMAK shipped approximately 51,000, 55,000 and 72,000 metric tons of copper and zinc concentrate to outside smelters during 2015, 2014 and 2013, respectively.  In addition, in 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced 4.1 kilograms of gold and 115.6 kilograms of silver.  In 2015, 46.2 kilograms of gold and 833.6 kilograms of silver were produced.

Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations to the point of being profitable even at current, low commodity prices.  AMAK is taking advantage of this outage to improve the gold and silver recovery process through the installation of SART modifications.  This change will allow improved precious metal recovery while also lowering chemical use, thereby reducing operating costs once processing resumes.  Precious metal recovery can continue even during the shutdown depending on labor availability.   The facility is expected to resume operation in the fourth quarter of 2016.

Saudi Industrial Development Fund (“SIDF”) Loan and Guarantee

On October 24, 2010, we executed a limited guarantee in favor of the SIDF guarantying up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall Loan amount.  As ownership percentages have changed over time, the loan guarantee allocation has not changed. The other AMAK shareholders provided personal guarantees.  We were the only AMAK shareholder providing a corporate guarantee. The loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations.  The SIDF reviewed the current AMAK strategy relating to the shutdown, modifications, and improvements and agreed that it was appropriate.

Accounting Treatment of Investment in AMAK.

We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method.  One of our directors is chairman of the Nomination, Reward and Compensation Committee of the Board of Directors and is an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  One of our

directors and officers is a member of the Audit Committee of the Board of Directors of AMAK.   We also have two directors on the Commercial Committee of AMAK.  We recently hired an Irish gentleman with extensive mining experience to serve as a third AMAK director representing TREC, and he serves on the investment committee.  We also spearheaded the process of locating, interviewing and hiring a new Chief Executive Officer for AMAK who began work in March 2014.  See Note 10 to the Notes to the Consolidated Financial Statements.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that indicate that the carrying amount of the investment might not be recoverable. We consider recoverable ore reserves, mineral prices, operational costs, and the amount and timing of the cash flows to be generated by the production of those reserves, as well as recent equity transactions within AMAK.

Available Information

We will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Trecora Resources, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  These reports are also available free of charge on our website, www.trecora.com, as soon as reasonably practicable after they are filed electronically with the SEC.  SHR also has a website at www.southhamptonr.com, TC has a website at TrecChem.com, and AMAK has a website at www.amak.com.sa. These websites and the information contained on or connected to them are not incorporated by reference herein to the SEC filings.

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

Dependence on a limited number of customers could adversely impact profitability

During 2015 sales to one customer exceeded 10 percent of SHR’s revenues.  See the information regarding dependence on a limited number of customers set forth in Part I, Item I Business under the caption “United States Specialty Petrochemical Operation”. The total loss of a large volume customer could adversely affect our ability to market products on a competitive basis and generate a profit.

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

Varying economic conditions could adversely impact demand for products and metals

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

Regulatory and litigation

Even in countries with well-developed legal systems where we do business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK’s  mining and exploration leases are subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our investment in AMAK is subject to the risk of expropriation or nationalization. If a dispute arises, we may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investment, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting our industries, and foreign taxation. We will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, our ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  We are not currently aware of any specific situations of this nature, but there are always opportunities for this type of difficulty to arise in the international business environment.

Loss of key personnel and management effectiveness

In order to be successful, we must attract, retain and motivate executives and other key employees including those in managerial, technical, sales, and marketing positions. We must also keep employees focused on our strategies and goals. The failure to hire, or loss of, key employees could have a significant adverse impact on operations.  An important component of our competitive performance is our ability to operate efficiently including our ability to manage expenses and minimize the production of low margin products on an on-going basis.  This requires continuous management focus including technological improvements, cost control and productivity enhancements.  The extent to which we manage these factors will impact our performance relative to competition.

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

Economic and political instability; terrorist acts; war and other political unrest

The conflict and hostilities in Yemen could disrupt or interfere with the operations of AMAK whose corporate offices and mining assets are located in Najran province of Saudi Arabia.  In addition, the potential for additional future terrorist acts and other recent events, including ISIL terrorist related activities and civil unrest in the Middle East, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

Dependence on AMAK management

We rely upon AMAK’s management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  Notwithstanding the utilization of any outside consultants, our risk will continue to and will ultimately depend upon AMAK’s ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

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

Cancellation of the current mining leases held by AMAK

In the event that the Saudi Ministry of Petroleum and Minerals cancels the current leases, AMAK shareholders including us could lose their investment or be forced to sell for a loss.

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

An impairment of goodwill could negatively impact our financial results

At least annually, we assess goodwill for impairment.  If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. We may also elect to skip the qualitative testing and proceed directly to quantitative testing.  If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings.  Since we utilize a discounted cash flow methodology to calculate the fair value of our operating units, continued weak demand for a specific product line or business could result in an impairment.  Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact our results of operations.

Item 1B.   Unresolved Staff Comments.

None

Item 2.  Properties.

United States Specialty Petrochemical Facility

SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit, and (viii) a P-Xylene Unit.  All of these units are currently in operation.

GSPL owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines aggregating approximately 70 miles in length connecting SHR’s facility to: (1) a natural gas line, (2) SHR’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

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

Investment in AMAK

As of December 31, 2015, we owned a 35% interest in AMAK.

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

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2013-2015	12/31/15	Increase (Decrease)
Gold	$1,278.98 per ounce	$1,060.00 per ounce	(17.12)%
Silver	$ 19.53 per ounce	$ 13.82 per ounce	(29.24)%
Copper	$ 2.98 per pound	$ 2.13 per pound	(28.52)%
Zinc	$ 0.91 per pound	$ 0.73 per pound	(19.78)%

AMAK was severely impacted by the continued fall in metal demand and prices (average spot prices for zinc and copper in fourth quarter 2015 were down approximately 13% and 7%, respectively), compared to third quarter 2015.

Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by initial diamond drilling.  The following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials of AMAK in the Al Masane area along with the estimated average grades of these mineralized materials as adjusted to reflect production that began in July 2012:

Zone	Proven Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	448	1.5	3.7	0.8	21.0
Al Houra	29	0.8	3.8	0.7	21.0
Moyeath	-	-	-	-	-
Total	477	1.4	3.7	.8	21.0

Zone	Probable Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5,193	1.2	3.4	0.8	23.0
Al Houra	1,894	0.9	3.8	1.2	39.0
Moyeath	702	0.8	7.2	1.0	55.0
Total	7,789	1.1	3.9	0.9	29.0

Total proven and probable reserves	8,266
Less production through December 31, 2015	2,371
Remaining proven and probable reserves	5,895

Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution.  AMAK received formal approval in November 2015 of an additional 151 square kilometers or 37,313 acres of territory relatively close to the current mine.  The new territory comprises the Guyan and Qatan exploration licenses covering 151 square kilometers and within the Guyan exploration license, a 10 square kilometers or 2,471 acre mining lease which has potential for significant gold recovery.  Although some exploration holes were drilled in both Guyan and Qatan up to 40 years ago, no reserves are attributable to these areas.

For purposes of calculating proven and probable mineralized materials, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% was used for the Saadah zone and 88% for the Al Houra and Moyeath zones.  Mining dilution is the amount of wallrack adjacent to the ore body that is included in the ore extraction process.  Base case cutoffs used were 5.0% zinc equivalent.  Ore reserves were estimated using metal prices of USD $0.85 per pound for zinc, $2.50 per pound for copper, $800 per ounce for gold and $12.0 per ounce for silver.  Resource estimates are exclusive of reserve estimates.

Historic three-year average commodity prices are shown in the following table:

	Average Price in USD
	2011-2013	2012-2014	2013-2015
Gold per ounce	$1,577.00	$1,448.33	$1,278.98
Silver per ounce	$28.45	$24.67	$19.53
Copper per pound	$3.55	$3.25	$2.98
Zinc per pound	$0.89	$0.88	$0.91

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

In the 1994 feasibility study the geologists and engineers stated that there is potential to find more reserves within the Lease area, as the ore zones are all open at depth. Further diamond drilling is required to quantify the additional mineralization associated with these zones. A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone may be developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small surface indicators of mineralization in the area could yield significant tonnages of new ore.  Updates to the feasibility study were completed in 1996, 2005 and July 2009.

An updated reserve study or audit has not been performed over the last three years.  AMAK is however, preparing a policy regarding updating reserve studies and audits in 2016.

The following table sets forth tonnage mined with average assay values per year:

Year	Mine Head Grade		Mill Throughput
	%Cu	%Zn	dmt
2011	1.26	3.02	9,460
2012	1.18	3.39	399,892
2013	1.48	3.19	699,316
2014	1.22	3.15	670,812
2015	1.11	3.69	591,419

The following table sets forth tonnage milled with average assay values and metallurgical recoveries per year:

Year	Copper Concentrate				Zinc Concentrate
	dmt	%Cu	%Zn	Recovery	dmt	%Zn	%Cu	Recovery
2011	443	16.51	7.51	61.64	377	40.69	3.56	53.64
2012	15,944	23.91	5.46	80.62	20,738	50.03	1.16	76.54
2013	35,140	25.20	4.73	85.68	33,460	49.82	0.83	74.62
2014	28,476	24.20	4.31	84.24	31,600	51.02	0.70	76.26
2015	24,218	22.70	5.13	84.12	35,447	48.46	0.62	78.63

The following table sets forth tonnage sold with concentrate assay values and value received per year:

Year	Copper Concentrate			Zinc Concentrate
	dmt	%Cu	Value received (in USD millions)	dmt	%Zn	Value received (in USD millions)
2011	-	-	-	-	-	-
2012	5,488	23.51	$6.9	15,193	47.53	$8.7
2013	35,908	23.86	$80.8	38,430	47.79	$24.2
2014	25,691	24.20	$42.3	29,326	50.52	$21.0
2015	26,378	23.50	$34.6	24,547	49.68	$16.0

United States Mineral Interest

Our only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

Offices

Outside of the facilities that we own, SHR has a leased corporate and sales office in Sugar Land, Texas.

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

On September 14, 2010, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  On December 15, 2015, plaintiff agreed to settle all claims against SHR for a de minimis amount.

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

	NYSE
	High	Low
Fiscal Year Ended December 31, 2015
Fourth Quarter ended December 31, 2015	$14.96	$11.79
Third Quarter ended September 30, 2015	$16.50	$11.50
Second Quarter ended June 30, 2015	$15.48	$11.00
First Quarter ended March 31, 2015	$15.25	$11.36

Fiscal Year Ended December 31, 2014
Fourth Quarter ended December 31, 2014	$15.61	$10.55
Third Quarter ended September 30, 2014	$13.48	$11.36
Second Quarter ended June 30, 2014	$12.83	$9.72
First Quarter ended March 31, 2014	$13.17	$10.50

At March 7, 2016, there were approximately 390 recorded holders (including brokers’ accounts) of the Company’s common stock. We have not paid any dividends since our inception and, at this time, do not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  We were in compliance with this restriction as of December 31, 2015.  See Note 12 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2015.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2010, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data (in thousands, except per share amounts):

	2015	2014	2013	2012	2011
Revenues	$241,976	$289,643	$236,227	$222,858	$199,517
Net Income	18,598	15,571	19,498	10,321	13,884
Net Income Per Share-Diluted	0.74	0.63	0.79	0.42	0.57
EBITDA	39,639	29,814	32,505	20,704	24,722
Adjusted EBITDA	47,317	33,027	25,020	21,430	17,762
Total Assets (at December 31)	258,811	232,074	143,667	120,376	117,833
Current Portion of Long-Term Debt (at December 31)	8,333	7,000	1,400	1,500	1,500
Total Long-Term Debt Obligations (at December 31)	73,917	73,450	11,839	14,239	22,739

The acquisition of TC was completed in the fourth quarter of 2014 as reflected in the table above.

Non-GAAP Financial Measures

We include in this Annual Report the non-GAAP financial measures of EBITDA and Adjusted EBITDA and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation and plus or minus equity in AMAK’s earnings and losses or gains from equity issuances.  Both of these measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measure by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA our most directly comparable GAAP financial performance measure for each of the periods presented.

	2015	2014	2013	2012	2011
Net Income	$18,598	$15,571	$19,498	$10,321	$13,884
Add:
Interest expense	2,232	1,042	520	547	699
Derivative (gains) losses on interest rate swap	(15)	378	301	359	414
Depreciation and amortization	9,060	5,676	4,039	3,573	3,220
Income tax expense	9,764	7,147	8,147	5,904	6,505
EBITDA	39,639	29,814	32,505	20,704	24,722

Add:
Share-based compensation	2,353	2,141	1,215	515	872
Equity in (earnings) losses of AMAK	5,325	1,072	(4,703)	211	1,018
Gain from additional equity issuance by AMAK	-	-	(3,997)	-	(8,850)
Adjusted EBITDA	$47,317	$33,027	$25,020	$21,430	$17,762

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

Petrochemical Operations

Worldwide petrochemical demand improved during 2015, and we benefitted from continued operational excellence and competitive advantages achieved through our business mix and focus on producing high quality products and outstanding customer service.

During 2015 feedstock prices continued the decline which began in the fourth quarter of 2014.  Average price fell $0.46 per gallon from end of year 2014 to end of year 2015.  Typically, during falling prices we experience better margins since almost 60% of our selling prices are on formula pricing which follows market prices calculated upon the prior month.

Specialty Wax Operations

Key applications for polyolefin waxes are in hot melt adhesives (HMA), plastic processing, PVC lubricants, inks, paints and coatings, where they act as surface or rheology modifiers. The HMA market is expected to grow at a higher rate than GDP growth due to growth in the developing markets and increases in packaging requirements due to changes in consumer purchasing (shift to home deliveries via the internet) in developed economies. Road marking paints are also expected to grow at rates exceeding GDP growth in developed economies due to new infrastructure build-outs.  New construction and upgrades to the existing water network should encourage the PVC market to grow at GDP growth rates. Global demand for polyethylene and polypropylene waxes, our target market, is expected to grow to around 2 billion pounds globally by 2020. We expect to penetrate a larger percentage of the market with our enhanced quality product by giving customers an alternative to synthetic Fischer-Tropsch waxes.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Days sales outstanding in accounts receivable	29.4	35.6	34.1
Days sales outstanding in inventory	23.8	16.1	18.6
Days sales outstanding in accounts payable	12.2	12.0	11.4
Days of working capital	41.0	39.8	41.4

Our days sales outstanding in accounts receivable decreased from 2014 to 2015 due to decreases in deferred sales revenue and increased from 2013 to 2014 due to increases in deferred sales revenue.  Deferred sales revenue decreased by approximately $1.4 million from 2014 to 2015 and increased by approximately $0.4 million from 2013 to 2014.  Deferred sales are not recognized until the customer accepts delivery of the product and title has transferred.  The majority of these sales are to foreign customers with longer payment terms due to increased shipping times.

Our days sales outstanding in inventory increased from 2014 to 2015 due to additional inventory on hand at TC.  Due to TC’s primary raw material supplier being required to sell additional material, TC chose to purchase that material rather than it being sold to a competitor.  This significantly increased TC’s inventory because of the additional production from that raw material.

Sources and Uses of Cash

Cash and cash equivalents increased by $10.1 million during the year ended December 31, 2015.  The change in cash and cash equivalents is summarized as follows:

	2015	2014	2013
Net cash provided by (used in)	(in thousands)
Operating activities	$39,565	$23,205	$13,242
Investing activities	(31,294)	(88,942)	(12,702)
Financing activities	1,846	66,635	(2,440)
Increase (decrease) in cash and equivalents	$10,117	$898	$(1,900)
Cash and cash equivalents	$18,623	$8,506	$7,608

Operating Activities

Operating activities generated cash of $39.6 million during fiscal 2015 as compared with $23.2 million of cash provided during fiscal 2014.  The Company’s net income increased by $3.0 million from 2014 to 2015 and cash provided by operations increased by $16.4 million due primarily to the following factors:

•	Net income for 2015 included a non-cash equity in loss from AMAK of $5.3 million as compared to equity in loss from AMAK $1.1 million in 2014;

•
Net income for 2015 included a non-cash depreciation and amortization charge of $9.1 million (due to the incorporation of TC’s charges for a full year) as compared to 2014 which included a charge of $5.7 million (included only one quarter of TC’s charges);

•	Net income for 2015 included a non-cash deferred income tax charge of $5.6 million as compared to 2014 which included a deferred income tax benefit of $1.9 million;

•
Trade receivables decreased approximately $8.8 million in 2015 (due to a 27.1% decrease in the average per gallon selling price) as compared to an increase of approximately $3.4 million in 2014 (due to  a 9.9% increase in volume sold during the fourth quarter and receivables acquired from the Acquisition);

•
Prepaid expenses and other assets decreased $1.2 million in 2015 (primarily due to expensing of loan fees and disbursement of the prepayment of a lawsuit settlement) as compared to an increase of  $1.4 million in 2014 (primarily due to prepaid loan fees associated with the debt from the Acquisition, prepayment of a lawsuit settlement, and prepaids acquired from the Acquisition); and

•
Other liabilities increased $2.2 million in 2015 (due to customer funding of capital projects for custom processing) as compared to an increase of $0.1 million in 2014 (due to deferred revenue acquired from the Acquisition offset by recognition of deferred revenue during 2014).

These significant sources of cash were partially offset by the following decreases in cash provided by operations:

•
Income tax receivable increased $7.2 million in 2015 (primarily due to estimated tax payments being made prior to the update of tax laws passed in December 2015) as compared to a decrease of $0.1 million in 2014;

•
Inventory increased $3.0 million in 2015 (due to TC’s increase in raw material receipts from their primary supplier which translated into additional finished goods production) as compared to a decrease of $2.6 million in 2014 (due to a 31.9% decrease in cost per gallon); and

•
Accounts payable and accrued liabilities decreased $2.4 million in 2015 (primarily due to construction projects being completed during the year) as compared to an increase of $1.8 million in 2014 (primarily due to the working capital adjustment payable for the Acquisition).

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

Investing Activities

Cash used by investing activities during fiscal 2015 was approximately $31.3 million, representing a decrease of approximately $57.6 million over the corresponding period of 2014.  The majority of the decrease was due to the 2014 Acquisition for $74.8 million, net of $0.1 million in cash acquired as discussed in Note 3.  During 2015 we expended $13.3 million on the D-train expansion, $1.8 million on tank farm improvements, $0.6 million on spare equipment, $2.8 on pipeline upgrades, $1.5 million on transportation equipment, $2.2 million on the Oligomerization project (costs fully paid by the customer), $2.1 million on the hydrogenation project, $1.3 million on a wax stripping column, and $5.6 million on various plant improvements and equipment.

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

Financing Activities

Cash provided by financing activities during fiscal 2015 was approximately $1.8 million versus cash provided of $66.6 million during the corresponding period of 2014.  During 2015 we made principal payments of $7.0 million on our term debt and $6.2 million on our line of credit.  We drew $15.0 million on our term debt at year end 2015 to pre-fund the new reformer project approved for 2016 since borrowing availability for that particular financing was set to expire on December 31, 2015.

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

Credit Agreement

On October 1, 2014, TOCCO, SHR, GSPL, and TC (SHR, GSPL and TC collectively the “Guarantors”) entered into an Amended and Restated Credit Agreement (“ARC Agreement”) with the lenders which from time to time are parties to the ARC Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Subject to the terms and conditions of the ARC Agreement, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2015, TOCCO had outstanding borrowings under the Revolving Loans aggregating $1.0 million.

Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.  As of December 31, 2015, TOCCO had outstanding borrowings under the Acquisition Term Loan aggregating $61.3 million.

Under the ARC Agreement, TOCCO also has the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once TOCCO has fulfilled certain obligations such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40,000,000 uncommitted increase option (the “Accordion Option”).  As of December 31, 2015, TOCCO had borrowed funds under this agreement aggregating $20.0 million.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan became payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan was also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans will be payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments to commence March 31, 2016.  Interest on the Loans will be computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.

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

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2015.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2015, was 2.42%.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Years 2015, 2014, 2013

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.

Specialty Petrochemical Segment

	2015	2014	Change	%Change
	(in thousands)
Petrochemical Product Sales	$212,431	$277,623	$(65,192)	(23.5%)
Processing	5,802	6,722	(920)	(13.7%)
Gross Revenue	$218,233	$284,345	$(66,112)	(23.3%)

Volume of petrochemical sales (thousand gallons)	86,908	82,785	4,123	5.0%

Cost of Sales	$163,088	$238,455	$(75,367)	(31.6%)
Total Operating Expense*	54,299	52,275	2,024	3.9%
Natural Gas Expense*	4,190	6,362	(2,172)	(34.1%)
Operating Labor Costs*	13,764	12,238	1,526	12.5%
Transportation Costs*	24,836	23,176	1,660	7.2%
General & Administrative Expense	11,453	12,330	(877)	(7.2%)
Depreciation**	4,484	4,064	420	10.4%

Capital Expenditures	$24,358	$13,987	10,371	74.1%
*Included in cost of sales
**Includes $3,872 and $3,523 for 2015 and 2014 which is included in cost of sales and operating expenses

	2014	2013	Change	%Change
	(in thousands)
Petrochemical Product Sales	$277,623	$230,643	$46,980	20.4%
Processing	6,722	5,584	1,138	20.4%
Gross Revenue	$284,345	$236,227	$48,118	20.4%

Volume of petrochemical sales (thousand gallons)	82,785	67,066	15,719	23.4%

Cost of Sales	$238,455	$201,064	$37,391	18.6%
Total Operating Expense*	52,275	44,158	8,117	18.4%
Natural Gas Expense*	6,362	5,204	1,158	22.3%
Operating Labor Costs*	12,238	10,624	1,614	15.2%
Transportation Costs*	23,176	18,398	4,778	26.0%
General & Administrative Expense	12,330	10,971	1,359	12.4%
Depreciation**	4,064	4,039	25	0.6%

Capital Expenditures	$13,987	$6,828	$7,159	104.8%
*Included in cost of sales
**Includes $3,523 and $3,518 for 2014 and 2013 which is included in cost of sales and operating expenses

Gross Revenue

2014-2015

Revenues decreased from 2014 to 2015 by 23.3% primarily due to a decrease in the average selling price per gallon of 27.1% and a decrease in processing fees of 13.7%.

2013-2014

Revenues increased from 2013 to 2014 by approximately 20.4% primarily due to an increase in sales volume of 23.4% and an increase in processing fees of 20.4%.

Petrochemical Product Sales

2014-2015

Petrochemical product sales revenue decreased 23.5% from 2014 to 2015 due to a decrease in the average selling price of 27.1%.  We saw a significant decline in raw material prices beginning in the fourth quarter of 2014 which continued

throughout 2015.  Since our selling prices are based on raw material prices, they declined as well.  Deferred sales volume remained steady from 2014 to 2015; however, deferred sales revenue declined 19.8% due to the decrease in the average selling price.  Foreign sales volume accounted for approximately 25.2% of volume and 27.9% of revenue for petrochemical product sales during 2015 as compared to 27.7% of volume and 30.8% of revenue during 2014.

2013-2014

Petrochemical product sales increased 20.4% from 2013 to 2014 due to an increase in total sales volume of 23.4% while average selling price declined slightly by 2.5%.  We saw a significant decline in raw material prices during the fourth quarter of 2014 which caused our average selling price for the year to decline.  Deferred sales volume increased 12.6% from the end of 2013 to 2014 which delayed recognition until 2015.

Processing

2014-2015

Processing revenues decreased 13.7% from 2014 to 2015 due to lower run rates being required by our customers.

2013-2014

Processing revenues increased 20.4% from 2013 to 2014 due to the continued benefit from renegotiated contacts.
We remain dedicated to maintaining a certain level of toll processing business in the facility and continue to pursue opportunities.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2014-2015

Cost of Sales decreased 31.6% from 2014 to 2015 due primarily to a 46.9% decrease in the average cost per gallon of raw material.  This was offset slightly by higher raw material volumes being processed in order to support the 5.0% increase in sales volume.  Our raw material composition fluctuated during the year.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  We continue to investigate alternative feedstock sources which contain lower percentages of less desirable components in an effort to reduce the amount of byproduct sold into secondary markets at lower margins, thereby increasing overall profitability.

2013-2014

Cost of Sales increased 18.6% from 2013 to 2014 due in part to a 19.4% increase in volumes processed to support the increase in sales volume slightly offset by a 4.4% decrease in the average cost per gallon of raw material.

Total Operating Expense (includes but is not limited to natural gas, operating labor and transportation)

2014-2015

Total Operating Expense increased 3.9% from 2014 to 2015.  Natural gas, labor and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 34.1% from 2014 to 2015 due to a decrease in the average per unit cost and lower volume used.  The average price per MMBTU for 2015 was $2.94 whereas, for 2014 the average per unit cost was $4.49.  Volume consumed decreased to approximately 1,402,000 MMBTU from about 1,417,000 MMBTU.

Operating labor costs were higher by 12.5% mainly due to a cost of living adjustment that was given mid-year 2015, additional profit sharing distributions based upon profitability, and an increase in our employee count for the petrochemical segment.  Employee count increased approximately 9.5% from year end 2014 to year end 2015 as support for the D-train expansion and in preparation for construction of the new reformer unit.

Transportation costs were higher by 7.2% primarily due to an increase in rail freight which includes car rental.  The number of cars in our rail fleet remained significant during 2015 in support of our oil sands customer.  As we approached year end, we began trading some of the smaller railcars which were on lease for larger railcars which are more acceptable to our customers.  These costs are typically recovered through our selling price.  Higher transportation costs accounted for 82.0% of the increase in operating expense.

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

General and Administrative Expense

2014-2015

General and Administrative costs decreased from 2014 to 2015 due primarily to management expenses being recorded at the corporate level instead of at the petrochemical level and a decrease in consulting fees.  During 2014 consulting fees were higher than normal due to costs associated with the Acquisition.

2013-2014

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

Depreciation

2014-2015

Depreciation expense increased 11.0% from 2014 to 2015 primarily due to D-train coming online during the fourth quarter of 2015.

2013-2014

Depreciation expense increased only slightly by 0.6% from 2013 to 2014.  Many of the capital expenditures for 2014 remained in construction in progress accounts at year end.

Capital Expenditures

2014-2015

Capital expenditures increased 74.1% from 2014 to 2015. See discussion under “Capital Resources and Requirements” below for more detail.

2013-2014

Capital expenditures increased 104.8% from 2013 to 2014. See discussion under “Capital Resources and Requirements” below for more detail.

Specialty Wax Segment

Due to the Acquisition on October 1, 2014, the following table only includes fourth quarter 2014 results as compared to full year 2015; therefore, no variances are displayed or explained.

	2015	2014
Product Sales	$15,506	$3,242
Processing	8,237	2,056
Gross Revenue	23,743	5,298

Cost of Sales*	19,519	5,444
General & Administrative Expense	4,138	958
Depreciation	4,550	1,612

Capital Expenditures	$6,889	$780
                      *includes depreciation and amortization of $4,464 and $1,122, respectively

Capital expenditures for 2015 include $2.2 million on the Oligomerization project (cost fully paid for by the customer), $2.1 million on the hydrogenation project, and $1.3 million on a wax stripping column.

Corporate Segment

	2015	2014	Change	%Change
	(in thousands)
General & Administrative Expense	$7,011	$6,413	$598	9.3%
Depreciation	26	-	26	100.0%
Equity in earnings (losses) of AMAK	(5,325)	(1,072)	(4,253)	396.7%

	2014	2013	Change	%Change
	(in thousands)
General & Administrative Expense	$6,413	$3,701	$2,712	42.3%
Equity in earnings(losses) of AMAK	(1.072)	4,703	(5.775)	(122.8%)
Gain from additional equity issuance by AMAK	$-	$13,987	(3,997)	(100.0%)

General and Administrative Expenses

2014-2015

General corporate expenses increased from 2014 to 2015 primarily due to increases in officer compensation which were re-classed from the petrochemical company, directors’ fees and accounting fees offset by decreases in consulting fees and investor relations expenses.  Directors’ fees increased approximately $208,000 because of the addition of one director and reassessment of directors’ compensation during 2015.  Accounting fees increased due to costs associated with the Acquisition.  Consulting fees decreased $0.5 million due to the hiring of consultants for the Acquisition during 2014 and investor relations fees decreased $0.1 million due to a change in our investor relations firm.

2013-2014

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

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

2014-2015

Equity in Losses of AMAK increased 396.7% from 2014 to 2015 due to a number of reasons as discussed below.

AMAK’s performance, like the rest of the mining sector, was severely impacted by the continued fall in metal demand and prices (average spot prices for zinc and copper in fourth quarter 2015 were down approximately 13% and 7%, respectively, compared to third quarter 2015).  The mine also suffered from significant raw material outages and operating inefficiencies.

Shipments decreased 7.4% from 2014 to 2015 as indicated in the table below.  There was one shipment of zinc in the first quarter, one shipment of copper in the second quarter, one shipment of copper and two shipments of zinc in the third quarter and one shipment of copper (to two customers) in the fourth quarter.  AMAK volumes in dry metric tons (dmt) for 2015 and 2014 were as follows:

	2015	2014	Variance
Ore tons processed	591,419	670,812	(79,393)
Concentrate to the port
Copper	24,218	28,402	(4,184)
Zinc	35,447	32,515	2,932
	59,665	60,917	(1,252)

Shipments
Copper	26,378	25,691	687
Zinc	24,547	29,326	(4,779)
	50,925	55,017	(4,092)

In November 2015 the decision was made to temporarily close the mine and to terminate the contract with the operator.  This allows AMAK to preserve asset value while the mill and underground assets are returned to their original condition and equipment upgrades are installed.

Renovation work began at the AMAK facility in December 2015 with zinc and copper production expected to resume in the fourth quarter of 2016.  During the renovation, AMAK’s focus remains on improving recoveries overall and upgrading the precious metals circuit through the installation of SART modifications which should lower chemical use; thereby, reducing operating costs once processing resumes.  In addition, processing of the gold-bearing waste dumps from historical mining at the newly acquired Guyan mining license area are also scheduled to begin in the fourth quarter of 2016.  An exploration program for the rest of Guyan mining lease will commence shortly, along with a systematic program of infill drilling to extend the overall life of the copper and zinc mine.

The renovation work at AMAK is proceeding on schedule and installation of new equipment is expected to finish early in the fourth quarter of 2016.  We believe that AMAK has sufficient capital to complete the planned improvements.  AMAK will self-operate the mine after start-up and has signed a manpower agreement with a Turkish company that will provide greater technical know-how and required management skills in combination with significant cost savings.

2013-2014

Equity in Earnings (Losses) of AMAK decreased 122.8% from 2013 to 2014.  Our equity in AMAK’s results of operations for 2013 also included a gain from the additional equity issuance by AMAK of $4.0 million.  There was no such gain in 2014.

Shipments decreased by 26.0% from 2013 to 2014 as indicated in the table below.  There were no shipments in the first quarter of 2014 due to logistics delays and the rebuilding of warehouse stocks.  Shipments in the second quarter of 2014, while up in number (4), were limited by volume shipped.  Shipments in the third and fourth quarters were also limited by volume shipped.  AMAK volumes in dry metric tons (dmt) for 2014 and 2013 were as follows:

	2014	2013	Variance
Ore tons processed	670,812	699,316	(28,504)
Concentrate to the port
Copper	28,402	36,722	(8,320)
Zinc	32,515	35,685	(3,170)
	60,917	72,407	(11,490)

Shipments
Copper	25,691	35,908	(10,217)
Zinc	29,326	38,430	(9,104)
	55,017	74,338	(19,321)

Capital Resources and Requirements

2014-2015

Capital expenditures increased 74.1% from 2014 to 2015.  During 2015 we expended $13.3 million on the D-train expansion, $1.8 million on tank farm improvements, $0.6 million on spare equipment, $2.8 on pipeline upgrades, $1.5 million on transportation equipment, $2.2 million on the Oligomerization project (costs fully paid by the customer), $2.1 million on the hydrogenation project, $1.3 million on a wax stripping column, and $5.6 million on various plant improvements and equipment.

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

Capital expenditures typically average $7.0 million per year for facility improvements.  At December 31, 2015, there was $39.0 million available on the Company’s line of credit.  We believe that operating cash flows along with credit availability will be sufficient to finance our 2016 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$13,846	$3,309	$4,667	$3,805	$2,065
Long-Term Debt Obligations	82,250	8,333	16,667	57,250	-
Total	$96,096	$11,642	$21,334	$61,055	$2,065

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

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes FASB ASC 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

Inventories

Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market for SHR.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.  See Note 7 to the Notes to the Consolidated Financial Statements for more information.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from estimated future undiscounted cash flows.  If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of impairment if the carrying value of the long-lived assets exceeds the fair value of the assets.    Our long-lived assets include our petrochemical facility and our specialty synthetic wax facility.

Our petrochemical facility and specialty synthetic wax facility are currently our revenue generating assets.  The facilities were in full operation at December 31, 2015.

Goodwill and other intangible assets

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

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  Factors which may affect carrying value include, but are not limited to, mineral prices, capital cost estimates, equity transactions, the estimated operating costs of any mines and related processing, ore grade and related metallurgical characteristics, the design of any mines and the timing of any mineral production. There are no assurances that we will not be required to take a material write-down of any of our mineral properties.

Environmental Liabilities

Our operations are subject to the rules and regulations of the TCEQ which inspects the facilities at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business, evidence of groundwater contamination was discovered at SHR in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years. See Note 15 to the Notes to the Consolidated Financial Statements.

Share-Based Compensation

We expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. For options we use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.  See Note 16 to the Notes to the Consolidated Financial Statements.

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

Income Taxes

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income.  Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized.  If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority.  There are no uncertain income tax positions taken or expected to be taken at January 1, 2007 (adoption date), and at December 31, 2015. See Note 17 to the Notes to the Consolidated Financial Statements.

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

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $2.75 million at December 31, 2015.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We had originally designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition in 2014, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014, and the unrealized loss associated with the swap of approximately $378,000 was recognized in the consolidated statement of income.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2015, and 2014 totaled $0.2 million and $0.4 million, respectively.

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).  See Notes 5 and 22 to the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2015, 2014 and 2013, we had approximately $82.3 million, $80.5 million and $13.2 million, respectively, in variable rate debt outstanding. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $199,000, $215,000 and $30,000 at December 31, 2015, 2014 and 2013, respectively.

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

At the end of 2015, market risk for 2016 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2015.   Assuming that 2016 total petrochemical product sales volumes stay at the same rate as 2015, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $10.6 million in fiscal 2016.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure .  It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the disclosure controls and procedures are met.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer,  and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide assurance regarding the financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our internal control of financial reporting includes those policies and procedures that:

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trecora Resources

We have audited Trecora Resources’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Trecora Resources’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trecora Resources maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trecora Resources as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 11, 2016

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2015 and 2014
Consolidated Statements of Income for the three years ended December 31, 2015
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2015
Consolidated Statements of Cash Flows for the three years ended December 31, 2015
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2015.

   3.  The following financial statements are filed with this Report:

The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2015, 2014, and 2013, required by Rule 3-09 of Regulation S-X.
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

14	- Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-6247))

Exhibit Number	Description
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 21, 2010 (File No. 001-33926))
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File 001-33926))
23.1	- Consents of Independent Registered Public Accounting Firms
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Executive Vice President pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.3	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15
(c)	Financial Statement Schedules
See (a) 2 of this Item 15

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Trecora Resources, a Delaware corporation, and the undersigned directors and officers of Trecora Resources, hereby constitutes and appoints Simon Upfill-Brown its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRECORA RESOURCES

Dated: March 11, 2016              By: /s/ Simon Upfill-Brown
                                                      Simon Upfill-Brown
                                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 11, 2016.

Signature	Title
/s/ Simon Upfill-Brown Simon Upfill-Brown	President, Chief Executive Officer and Director (principal executive officer)
/s/ Connie Cook Connie Cook	Chief Financial Officer (principal financial and accounting officer)
/s/ Nicholas Carter Nicholas Carter	Chairman of the Board and Director
/s/ John R. Townsend John R. Townsend	Director
/s/ Allen P. McKee Allen P. McKee	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Gary K. Adams Gary K. Adams	Director
/s/ Karen A. Twitchell Karen A. Twitchell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trecora Resources

We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audit also includes the financial statement schedule listed in the index at Item 15(a). Trecora Resources’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trecora Resources and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trecora Resources’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 11, 2016

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,623	$8,506
Trade receivables, net (Note 6)	19,474	28,271
Prepaid expenses and other assets	2,664	3,257
Inventories (Note 7)	15,804	12,815
Deferred income taxes (Note 17)	2,116	1,652
Taxes receivable	7,672	434

Total current assets	66,353	54,935

PLANT, PIPELINE, AND EQUIPMENT – AT COST	143,471	113,130
LESS ACCUMULATED DEPRECIATION	(46,564)	(39,319)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	96,907	73,811

GOODWILL (Notes 3 and 9)	21,798	21,750
OTHER INTANGIBLE ASSETS, net (Notes 3 and 9)	24,549	26,235
INVESTMENT IN AMAK (Note 10)	47,697	53,023
MINERAL PROPERTIES IN THE UNITED STATES (Note 11)	588	588
OTHER ASSETS	919	1,732

TOTAL ASSETS	$258,811	$232,074

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2015	2014
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,090	$9,535
Current portion of derivative instruments (Notes 5 and 22)	118	362
Accrued liabilities (Note 13)	4,062	5,020
Accrued liabilities in Saudi Arabia (Note 14)	-	495
Current portion of post-retirement benefit (Note 23)	294	286
Current portion of long-term debt (Note 12)	8,333	7,000
Current portion of other liabilities	2,050	2,183

Total current liabilities	22,947	24,881

LONG-TERM DEBT, net of current portion (Note 12)	73,917	73,450
POST- RETIREMENT BENEFIT, net of current portion (Note 23)	649	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 5 and 22)	59	196
OTHER LIABILITIES, net of current portion	2,351	1,039
DEFERRED INCOME TAXES (Note 17)	16,503	10,471

Total liabilities	116,426	110,686

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common Stock - authorized 40 million shares of $.10 par value; issued and outstanding, 24.2 million and 24.0 million shares in 2015 and 2014, respectively	2,416	2,397
Additional Paid-in Capital	50,662	48,282
Retained Earnings	89,018	70,420
Total Trecora Resources Stockholders’ Equity	142,096	121,099
Noncontrolling interest	289	289
Total equity	142,385	121,388

TOTAL LIABILITIES AND EQUITY	$258,811	$232,074

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

	2015	2014	2013
	(thousands of dollars)
Revenues
Petrochemical and product sales	$227,937	$280,866	$230,643
Processing	14,039	8,777	5,584
	241,976	289,643	236,227
Operating costs and expenses
Cost of petrochemical, product sales, and processing (including depreciation and amortization of $8,335, $5,116, and $3,518, respectively)	182,607	243,900	201,064
Gross Profit	59,369	45,743	35,163

General and Administrative Expenses
General and administrative	22,603	19,701	14,672
Depreciation	725	560	521
	23,328	20,261	15,193

Operating income	36,041	25,482	19,970

Other income (expense)
Interest expense	(2,217)	(1,042)	(520)
Losses on cash flow hedge reclassified from OCI	-	(378)	(301)
Equity in earnings (loss) of AMAK (Note 10)	(5,325)	(1,072)	4,703
Gain from additional equity issuance by AMAK (Note 10)	--	--	3,997
Miscellaneous expense	(137)	(272)	(204)
	(7,679)	(2,764)	7,675
Income before income tax expense	28,362	22,718	27,645

Income tax expense	9,764	7,147	8,147

Net income	18,598	15,571	19,498

Net loss attributable to Noncontrolling Interest	--	--	--

Net income attributable to Trecora Resources	$18,598	$15,571	$19,498

Net income per common share
Basic earnings per share (dollars)	$0.76	$0.64	$0.81
Diluted earnings per share (dollars)	$0.74	$0.63	$0.79

Weighted average number of common
shares outstanding
Basic	24,370	24,188	24,115
Diluted	25,181	24,896	24,745

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2015	2014	2013
	(thousands of dollars)

NET INCOME	$18,598	$15,571	$19,498

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	-	744	515
Less: reclassification adjustment included in net income	-	378	301

OTHER COMPREHENSIVE INCOME , NET OF TAX (Note 22)	-	366	214

COMPREHENSIVE INCOME	$18,598	$15,937	$19,712

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014, and 2013

	TRECORA RESOURCES STOCKHOLDERS
				Accumulated
			Additional	Other			Non-
	Common Stock		Paid-In	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Total	Interest	Equity
	(thousands)	(thousands of dollars)
JANUARY 1, 2013	23,805	$2,381	$44,791	$(580)	$35,351	$81,943	$289	$82,232

Stock options
Issued to Directors	-	-	377	-	-	377	-	377
Issued to Employees	-	-	559	-	-	559	-	559
Issued to Former Director	-	-	97	-	-	97	-	97
Warrants	-	-	181	-	-	181	-	181
Common Stock
Issued to Directors	12	1	6	-	-	7	-	7
Issued to Employees	15	1	53	-	-	54	-	54
Other Comprehensive Income (net of income tax expense of $115)	-	-	-	214	-	214	-	214
Net Income	-	-	-	-	19,498	19,498	-	19,498

DECEMBER 31, 2013	23,832	$2,383	$46,064	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	330	-	-	330	-	330
Issued to Employees	-	-	1,555	-	-	1,555	-	1,555
Issued to Former Director	-	-	97	-	-	97	-	97
Warrants	-	-	79	-	-	79	-	79
Common Stock
Issued to Directors	88	9	(8)	-	-	1	-	1
Issued to Employees	55	5	165	-	-	170	-	170
Other Comprehensive Income	-	-	-	366	-	366	-	366
Net Income	-	-	-	-	15,571	15,571	-	15,571

DECEMBER 31, 2014	23,975	$2,397	$48,282	$-	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	274	-	-	274	-	274
Issued to Employees	-	-	1,274	-	-	1,274	-	1,274
Issued to Former Director	-	-	97	-	-	97	-	97
Restricted common stock
Issued to Employees	14	-	587	-	-	587	-	587
Issued to Directors	-	-	43	-	-	43	-	43
Warrants	5	1	(1)	-	-	-	-	-
Common stock
Issued to Directors	100	10	(10)	-	-	-	-	-
Issued to Employees	64	8	116	-	-	124	-	124
Net Income	-	-	-	-	18,598	18,598	-	18,598

DECEMBER 31, 2015	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2015	2014	2013
	(thousands of dollars)
Operating activities
Net income attributable to Trecora Resources	$18,598	$15,571	$19,498
Adjustments to reconcile net income
of Trecora Resources to Net cash provided by operating activities:
Depreciation	7,177	5,205	4,039
Amortization of intangible assets	1,883	471	-
Unrealized (gain) loss on derivative instruments	(381)	376	57
Share-based compensation	2,353	2,141	1,215
Deferred income taxes	5,567	(1,903)	1,495
Postretirement obligation	7	8	5
Equity in (income) loss of AMAK	5,325	1,072	(4,703)
Gain from additional equity issuance by AMAK	-	-	(3,997)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	8,797	(3,380)	(6,267)
(Increase) decrease in tax receivable	(7,238)	137	611
(Increase) decrease in inventories	(2,989)	2,587	(2,223)
(Increase) decrease in prepaid expenses and other assets	935	(337)	(90)
(Increase) decrease in other assets	274	(1,024)	(871)
Increase in other liabilities	2,151	90	3,048
Increase (decrease) in accounts payable and accrued liabilities	(2,399)	1,836	1,421
Increase (decrease) in accrued liabilities in Saudi Arabia	(495)	355	4
Net cash provided by operating activities	39,565	23,205	13,242

Investing activities
Additions to plant, pipeline and equipment	(31,247)	(14,766)	(6,828)
Acquisition of TC, Inc., net of cash of $107 purchased in 2014	(47)	(74,712)	-
Advances to AMAK, net	-	536	1,626
Addition to Investment in AMAK	-	-	(7,500)
Net cash used in investing activities	(31,294)	(88,942)	(12,702)

Financing Activities
Issuance of common stock	46	91	60
Additions to long-term debt	15,000	87,200	6,000
Repayment of long-term debt	(13,200)	(20,656)	(8,500)
Net cash provided by (used) in financing activities	1,846	66,635	(2,440)

See notes to the consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the years ended December 31,

	2015	2014	2013
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	10,117	898	(1,900)

Cash and cash equivalents at beginning of year	8,506	7,608	9,508

Cash and cash equivalents at end of year	$18,623	$8,506	$7,608

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,103	$995	$802
Cash payments (net of refunds) for taxes	$11,428	$8,959	$6,006

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$972	$1,649	$1,284
Unrealized gain on interest rate swap, net of tax expense	$-	$366	$214

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

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources Inc. (“SHR”) and Trecora Chemical, Inc. (“TC”).  SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“GSPL”).  SHR owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry.  TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services.  These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants.  GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

We attribute revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2015, 2014, and 2013, originated in the United States.  In addition, all of our long-lived assets are in the United States.

For convenience in this report, the terms “Company”, “our”, “us” or “we” may be used to refer to Trecora Resources and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the balance sheets, statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, TOCCO, TC, SHR, GSPL and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence such as AMAK, are accounted for using the equity method of accounting. All intercompany profits, transactions and balances have been eliminated.

Cash, Cash Equivalents and Short-Term Investments - Our principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market for SHR.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.

Accounts Receivable and Allowance for Doubtful Accounts – We evaluate the collectability of our accounts receivable and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware.  For the years ended December 31, 2015, 2014, and 2013, the allowance balance was not increased.  We track customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  No amounts were written off in 2015, 2014 or 2013.

Notes Receivable – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rate used on outstanding notes during December 31, 2015, and 2014, was 4%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from custom processing customers with whom we maintain a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2015 and 2014.

Mineral Exploration and Development Costs - All costs related to the acquisition, exploration, and development of mineral deposits are capitalized until such time as (1) the Company commences commercial exploitation of the related mineral deposits at which time the costs will be amortized, (2) the related project is abandoned and the capitalized costs are charged to operations, or (3) when any or all deferred costs are permanently impaired.  At December 31, 2015, and 2014, our only remaining mining assets were held by PEVM, and we do not foresee them reaching the commercial exploitation stage.  No indirect overhead or general and administrative costs have been allocated to this project.

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

Goodwill and Other Intangible Assets – Goodwill represents the future economic benefits arising from other assets acquired in the acquisition of TC that are not individually identified and separately recognized.  Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired.  Impairment exists when carrying value exceeds fair value.  Estimates of fair value are based on appraisals, market prices for comparable assets, or internal estimates of future net cash flows.

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

Retirement Plan – We offer employees the benefit of participating in a 401(K) plan.  We match 100% up to 6% of pay with vesting occurring over 7 years.  For years ended December 31, 2015, 2014, and 2013, matching contributions of approximately $1,116,000, $641,000, and $554,000, respectively were made on behalf of employees.  The significant increase in 2015 was primarily due to the incorporation of TC.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was reduced by approximately $1.0 million for 2015, $1.6 million for 2014, and $1.3 million for 2013.

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

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar (USD).  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses.  We do not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate.  As of December 31, 2015, 2014 and 2013, foreign currency translation adjustments were not significant.

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

Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 16).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  We recognized no material adjustment in the liability for unrecognized income tax benefits.  As of December 31, 2015, and 2014, no interest or penalties related to uncertain tax positions had been accrued.

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

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes FASB ASC 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures.

NOTE 3 – ACQUISITION OF TRECORA CHEMICAL, INC. (formerly SSI Chusei, Inc.)

On October 1, 2014, we acquired 100% of the Class A common stock of SSI Chusei, Inc. (“SSI”), a Texas corporation in exchange for a cash payment of $74.8 million which was funded by (i) $4,702,000 from TREC’s existing cash balances and (ii) $70,000,000 from the proceeds of a senior secured financing.    On November 15, 2014, SSI’s name was officially changed to Trecora Chemical, Inc.

TC is a leading manufacturer of specialty synthetic waxes and custom processing services located in Pasadena, Texas.  We believe the Acquisition increases our product diversification, expands our footprint in the industry, and provides geographic diversity.  TC makes up the specialty synthetic wax segment of our business.

We have accounted for the Acquisition in accordance with the acquisition method of accounting under Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”). In accordance with ASC 805, we used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the Acquisition Date. Goodwill as of the Acquisition Date was measured as the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired.

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

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

We sell our products and services to companies in the chemical, plastics, and petroleum industries.  We perform periodic credit evaluations of our customers and generally do not require collateral from our customers.  For the year ended December 31, 2015, one customer accounted for 20.1% of total revenue.  For the year ended December 31, 2014, two customers accounted for 23.2% and 10.5% of total revenue.  For the year ended December 31, 2013, two customers accounted for 16.5% and 16.2% of total product sales.  The associated accounts receivable balances for those customers were approximately $7.6 million at December 31, 2015, and $9.5 million and $1.6 million as of December 31, 2014.  The carrying amount of accounts receivable approximates fair value at December 31, 2015.

Accounts receivable serves as collateral for our amended and restated loan agreement (see Note 12).

We market our products in many foreign jurisdictions.  For the years ended December 31, 2015, 2014 and 2013, petrochemical product sales revenue in foreign jurisdictions accounted for approximately 27.9%, 30.5%, and 26.2%, respectively.

SHR utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2015, 2014, and 2013 was 100%, 100% and 99%, respectively.  At December 31, 2015, and 2014, we owed the supplier approximately $2.5 million and $1.0 million, respectively for feedstock purchases.

We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.

NOTE 5 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, trade receivables, taxes receivable, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables,  taxes receivable, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At December 31, 2015, we had no derivative contracts outstanding.  At December 31, 2014, we had derivative contracts with settlement dates through January 2015.  For additional information see Note 22.

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

The following items are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements Using
December 31, 2015	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$177	$-	$177	$-

	Fair Value Measurements Using
December 31, 2014	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$378	$-	$378	$-
Commodity financial instruments	180	180

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

NOTE 6 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2015, and 2014, respectively, consisted of the following:

	2015	2014
	(thousands of dollars)

Trade receivables	$19,684	$28,481
Less allowance for doubtful accounts	(210)	(210)

Trade receivables, net	$19,474	$28,271

Trade receivables serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

NOTE 7 – INVENTORIES

Inventories include the following at December 31:

	2015	2014
	(thousands of dollars)

Raw material	$2,905	$2,826
Work in process	56	49
Finished products	12,843	9,940

Total inventory	$15,804	$12,815

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

At December 31, 2015 and 2014, the LIFO value of inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory included products in transit valued at approximately $2.7 million and $3.5 million at December 31, 2015, and 2014, respectively.

NOTE 8 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:

	2015	2014
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	4,577
Plant, pipeline and equipment	128,302	95,351
Construction in progress	8,980	11,590
Total plant, pipeline and equipment	143,471	113,130
Less accumulated depreciation	(46,564)	(39,319)
Net plant, pipeline and equipment	$96,907	$73,811

Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

Interest capitalized for construction for 2015 was approximately $141,000.  Interest capitalized for 2014 and 2013 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was $84,269, $84,269 and $38,232 for 2015, 2014 and 2013, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the year ended December 31, 2015 (in thousands):

	Balance as of December 31, 2014	Adjustment	Balance as of December 31, 2015
TC	$21, 750	$48	$21,798

We performed an impairment analysis on the value of Goodwill at December 31, 2015, and determined that no impairment existed.

 Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,404)	$15,448
Non-compete agreements	94	(24)	70
Licenses and permits	1,471	(160)	1,311
Developed technology	6,131	(766)	5,365
	24,548	(2,354)	22,194
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,354)	$24,549

	December 31, 2014
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(281)	$16,571
Non-compete agreements	94	(5)	89
Licenses and permits	1,471	(32)	1,439
Developed technology	6,131	(153)	5,978
	24,548	(471)	24,077
Intangible assets not subject to amortization (Indefinite-lived)
Trade name	2,158	-	2,158
Total	$26,706	$(471)	$26,235

Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

2016	$1,874
2017	1,861
2018	1,860
2019	1,853
2020	1,842
Total	$9,290

NOTE 10 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

We have concluded that we have significant influence over the operating and financial policies of AMAK and, accordingly, should account for our investment in AMAK using the equity method.  As of December 31, 2015, and 2014, we had a non-controlling equity interest of approximately $47.7 million and $53.0 million, respectively.

We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2015, and 2014, and for each of the three years ended December 31, 2015.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Sales	$50,744	$63,300	$104,990
Gross profit	(10,437)	3,624	21,881
General, administrative and other expenses	8,796	10,487	12,360
Net income (loss)	$(19,233)	$(6,863)	$9,521

Depreciation and amortization for the years ended December 31, 2015, 2014, and 2013 was $23.2 million, $23.7 million and $24.4 million, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Net income before depreciation and amortization	$4,016	$16,845	$33,878

Financial Position

	December 31,
	2015	2014
	(Thousands of Dollars)
Current assets	$26,078	$14,893
Noncurrent assets	259,527	268,473
Total assets	$285,605	$283,366

Current liabilities	$22,740	$23,034
Long term liabilities	89,364	67,598
Shareholders' equity	173,501	192,734
Total liabilities and equity	$285,605	$283,366

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013, is comprised of the following:

	2015	2014	2013
AMAK Net Income (Loss)	$(19,233)	$(6,863)	$9,521
Zakat tax applicable to Saudi Arabian shareholders only	303	-	-
AMAK Net Income (Loss) before Saudi Arabian shareholders' portion of Zakat	$(18,930)	$(6,863)	$9,521

Company’s share of earnings (loss) reported by AMAK (35.25%)	$(6,672)	$(2,419)	$3,356
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	1,347	1,347	1,347
Equity in earnings (loss) of AMAK	$(5,325)	$(1,072)	$4,703

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

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value or recoverability of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2015, 2014, or 2013.

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

NOTE 12 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Long-term debt and long-term obligations at December 31 are summarized as follows:

	2015	2014
	(thousands of dollars)
Revolving note to domestic banks (A)	1,000	7,200
Term note to domestic banks (B)	61,250	68,250
Term note to domestic banks (C)	20,000	5,000

Total long-term debt	82,250	80,450

Less current portion	8,333	7,000

Total long-term debt, less current portion	$73,917	$73,450

(A)
On October 1, 2014, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the “Guarantors”) entered into an Amended and Restated Credit Agreement (“ARC Agreement”) with the lenders which from time to time are parties to the ARC Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Subject to the terms and conditions of the ARC Agreement, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2015, TOCCO had borrowed funds under the Revolving Loans aggregating $1.0 million with $39.0 million available to be drawn.

(B)	Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.

(C)
Under the ARC Agreement, TOCCO also has the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once TOCCO has fulfilled certain obligations such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40.0 million uncommitted increase option (the “Accordion Option”).  As of December 31, 2015, TOCCO had borrowed funds under the agreement aggregating $20.0 million with $0.0 million available to be drawn due to the expiration of the borrowing availability.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan will be payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans will be payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and quarterly principal payments of $333,333 to commence March 31, 2016.  Interest on the Loans will be computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.  At December 31, 2015, the variable interest rate under the loans was 2.42%.

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

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2015.

     Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2016	$8,333
2017	8,333
2018	8,334
2019	57,250
Total	$82,250

NOTE 13 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2015	2014
	(thousands of dollars)
Accrued state taxes	$325	$317
Accrued payroll	1,293	1,708
Accrued interest	34	36
Accrued officers’ compensation	1,254	1,600
Other liabilities	1,156	1,359
Total	$4,062	$5,020

NOTE 14 – ACCRUED LIABILITIES IN SAUDI ARABIA

The following liabilities represent amounts owed to the former CEO who retired in 2009.  Accrued liabilities in Saudi Arabia at December 31 are summarized as follows:

	2015	2014
	(thousands of dollars)
Termination benefits	$-	$-
Lawsuit settlement	-	495
Other liabilities	-	-

Total	$-	$495

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company’s guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  Our current assessment is that the probability of contingent performance was remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan, (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment.  Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.  The total amount outstanding to the SIDF at December 31, 2015, and 2014 was 310.0 million and 259.8 million Saudi Riyals (US$82.7 million and US$69.3 million), respectively.

Operating Lease Commitments –

We have operating leases for the rental of over 350 railcars for shipping purposes with expiration dates through 2026.  Invoices are received and paid on a monthly basis.  The total amount of the commitment is approximately $13.6 million over the next 11 years.

We also have an operating lease for our office space in Sugar Land, TX.  The expiration date for this lease is 2018.  The total amount of the commitment is approximately $0.2 million.  In addition, we are required to make periodic payments for property taxes, utilities and common area operating expenses.

Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2015, are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2016	$3,309
2017	2,540
2018	2,127
2019	1,976
2020	1,829
Thereafter	2,065
Total	$13,846

Rental expense for these operating leases for the years ended December 31, 2015, 2014, and 2013 was $4.2 million, $2.5 million and $1.8 million, respectively.

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

On September 14, 2010, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas which was subsequently transferred to the 11th Judicial District Court of Harris County, Texas.  The suit alleges that the plaintiff became ill from exposure to asbestos.  There are approximately 44 defendants named in the suit.  On December 15, 2015, plaintiff agreed to settle all claims against SHR for a de minimis amount.

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

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $604,000 in 2015, $414,000 in 2014 and $386,000 in 2013.

NOTE 16 - SHARE-BASED COMPENSATION

Share-based compensation of approximately $2.3 million, $2.1 million, and $1.2 million was recognized in 2015, 2014, and 2013, respectively.

Restricted Common Stock

On May 20, 2015, we awarded 30,000 shares of restricted stock to a director at a grant date price of $12.39.  The restricted stock award vests over 5 years in 20% increments with the first tranche to be issued on May 19, 2016.  Compensation expense recognized during 2015 was approximately $43,000.

On April 14, 2015, we awarded 1,000 shares of restricted stock to two of our 30 year employees at a grant date price of $12.03.  The restricted stock award was fully vested.  Compensation expense recognized during 2015 was approximately $12,000.

On February 12, 2015, we awarded 18,000 shares of fully vested restricted stock to various employees at a grant date price of $14.34.  Compensation expense recognized during 2015 was approximately $258,000.

On February 10, 2015, we awarded 118,040 shares of restricted stock to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche to be issued on February 9, 2016.  Compensation expense recognized during 2015 was approximately $395,000.

A summary of the status of the Company’s restricted stock activity in 2015 is as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2015	-	$-
Granted	167,040	14.15
Vested	(19,000)	14.22
Outstanding at December 31, 2015	148,040	$14.14
Expected to vest	148,040

As of December 31, 2015, there was approximately $1.7 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 3.3 years.

In October 2014 we issued 7,000 shares of restricted common stock to the President of TC.  Compensation expense of $79,310 was recognized in connection with this issuance.

Stock Options and Warrant Awards

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

Compensation expense recognized in connection with the following issuances was approximately $1,645,000, $2,063,000, and $1,214,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

There were no stock options or warrant awards issued during 2015.

A summary of all 2014 issuances is as follows:

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2015 and 2014 was approximately $1,108,000 and $955,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of all 2013 issuances is as follows:

On May 29, 2013, we awarded 10 year options to Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2015, 2014 and 2013 in connection with this award was approximately $ 126,000, $126,000 and $84,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

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

A summary of all 2012 issuances is as follows:

On November 15, 2012, we awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2015, 2014, and 2013 in connection with this award was approximately $ 120,000 each year.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On May 20, 2011, we awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Compensation expense recognized during 2015, 2014, and 2013 in connection with this award was approximately $0.  On September 25, 2011, we awarded 10 year options to Director Joseph Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  Compensation expense recognized for 2015, 2014 and 2013 was approximately $65,000 each year.

On May 2, 2011, we awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2015, 2014, and 2013 in connection with this award was approximately $80,000 each year.

On January 12, 2011, we awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2015, 2014, and 2013 in connection with this award was approximately $40,000, $475,000 and $475,000, respectively.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In February 2010 we awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2015, 2014 and 2013 in connection with this award was approximately $9,000, $66,000 and $113,000, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 we awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the Nasdaq National Market System on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $97,000, $97,000 and $97,000 was recognized during the years ended December 31, 2015, 2014, and 2013, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 15 we are currently in litigation with Mr. El Khalidi and in connection therewith, we are currently reviewing our legal right to withdraw the options and benefits.  However, as of December 31, 2015, the options vesting upon a cash dividend distribution from AMAK continue to be shown as outstanding.

A summary of the status of the Company’s stock option and warrant awards is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,598,191	$7.16
Granted	-	-
Expired	-	-
Exercised	(221,754)	3.94
Forfeited	-	-
Outstanding at December 31, 2015	1,376,437	$7.68	6.1	$6,483
Expected to vest	522,500	$10.63	7.8	$920
Exercisable at December 31, 2015	653,937	$6.63	5.6	$3,767

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2015, options and warrants to purchase approximately 1.4 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2015, 2014, and 2013 was $0, $12.26 and $7.71, respectively.  During 2015, 2014 and 2013 the aggregate intrinsic value of options exercised was approximately $2,300,000, $1,600,000 and $142,000 respectively, determined as of the date of option exercise.

The Company received approximately $123,000, $91,000 and $60,000 in cash from the exercise of options during 2015, 2014 and 2013, respectively.  Some of the options were exercised via a net transaction.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options that are expected to vest is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	825,250	$9.59
Granted	-	-
Forfeited	-	-
Vested	(325,250)	7.79
Non-vested at December 31, 2015	500,000	$10.76

Total fair value of options that vested during 2014 was approximately $1,496,000.

As of December 31, 2015, there was approximately $2.9 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.0 years.

The Company expects to issue shares upon exercise of options and warrants from its authorized but unissued common stock.

NOTE 17 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2015	2014	2013
	(thousands of dollars)
Current federal provision	$4,062	$8,756	$6,748
Current state provision	285	296	233

Deferred federal provision (benefit)	5,367	(1,893)	1,173
Deferred state provision (benefit)	50	(12)	(7)

Income tax expense	$9,764	$7,147	$8,147

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the years ended December 31, 2015, 2014, and 2013, is as follows:

	2015	2014	2013
	(thousands of dollars)
Income taxes at U.S. statutory rate	$9,927	$7,952	$9,675
State taxes, net of federal benefit	230	181	139
Permanent and other items	(393)	(915)	(644)
Increase (decrease) in valuation allowance	-	(71)	(1,023)
Total tax expense	$9,764	$7,147	$8,147

The Texas margin tax rate was reduced in a legislative reduction effective January 1, 2015.  Permanent differences are primarily due to the Federal manufacturer’s deduction and stock options.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(14,996)	$(8,352)
Intangible assets	(284)	-
Other assets	(14)	-
Investment in AMAK	(2,522)	(4,382)
Total deferred tax liabilities	$(17,816)	$(12,734)

Deferred tax assets:
Accounts receivable	283	276
Inventory	1,785	1,018
Mineral interests	376	376
Unrealized loss on swap agreements	62	196
Post-retirement benefits	330	327
Stock-based compensation	969	1,705
Intangible assets	-	229
Deferred revenue	-	164
Gross deferred tax assets	3,805	4,291
Valuation allowance	(376)	(376)
Total net deferred tax assets	$3,429	$3,915
Net deferred tax liabilities	$(14,387)	$(8,819)

The current and non-current classifications of the deferred tax balances are as follows:

	2015	2014
	(thousands of dollars)
Current:
Deferred tax asset	$2,116	$1,652
Non-current:
Deferred tax assets	4,637	3,269
Deferred tax liability	(20,764)	(13,364)
Valuation allowance	(376)	(376)
Non-current deferred tax liability, net	(16,503)	(10,471)
Total deferred liabilities, net	$(14,387)	$(8,819)

We have provided a valuation allowance in 2015 and 2014 against certain deferred tax assets because of uncertainties regarding their realization.  The 2014 decrease in the valuation allowance of $71,000 is due largely to changes in our environmental accrual.  The 2013 decrease in the valuation allowance of $1,023,000 is due largely to changes in our investment in AMAK.

We had no Saudi Arabian income tax liability in 2015, 2014, or 2013.

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for various jurisdictions remain open for examination for the years 2011 through 2014.

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

The table below reflects full year 2015.

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$218,233	$23,743	$-	$241,976
Operating profit before depreciation and amortization	47,565	4,549	(7,013)	45,101
Operating profit (loss)	43,081	(1)	(7,039)	36,041
Depreciation and amortization	4,484	4,550	26	9,060
Capital expenditures	24,358	6,889	-	31,247

	Year Ended December 31, 2015

	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	196,378	86,076	98,728	(122,371)	258,811

The table below reflects only fourth quarter 2014 transactions for TC since that is the time period affected by segment reporting.

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$284,345	$5,298	$-	$289,643
Operating profit before depreciation and amortization	37,083	16	(6,412)	30,687
Operating profit (loss)	33,019	(1,125)	(6,412)	25,482
Depreciation and amortization	4,064	1,612	-	5,676
Capital expenditures	13,986	780	-	14,766

	Year Ended December 31, 2014
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$47,985	$-	$-	$47,985
Total assets	172,945	79,135	99,360	(119,366)	232,074

NOTE 19 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2015	2014	2013
	(thousands of dollars)

Net income	$18,598	$15,571	$19,498

Basic earnings per common share:
Weighted average shares outstanding	24,370	24,188	24,115

Per share amount (dollars)	$0.76	$0.64	$0.81
Diluted earnings per common share:
Weighted average shares outstanding	25,181	24,896	24,745

Per share amount (dollars)	$0.74	$0.63	$0.79

Weighted average shares-denominator basic computation	24,370	24,188	24,115
Unvested restricted stock grant	141	-	-
Effect of dilutive stock options	670	708	630
Weighted average shares, as adjusted denominator diluted computation	25,181	24,896	24,745

At December 31, 2015, 2014, and 2013, 1,376,437, 1,598,191 and 1,326,360 potential common stock shares, respectively, were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended December 31, 2015, 2014, and 2013, include 300,000 shares of the Company that are held in the treasury of TOCCO.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2015 (in thousands, except per share data):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$55,143	$59,350	$66,938	$60,545	$241,976
Gross profit	15,713	15,184	16,625	11,847	59,369
Net income	5,784	6,374	5,318	1,122	18,598
Basic EPS	$0.24	$0.26	$0.21	$0.05	$0.76
Diluted EPS	$0.23	$0.25	$0.21	$0.05	$0.74

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$64,100	$74,553	$76,917	$74,073	$289,643
Gross profit	8,714	11,700	13,044	12,285	45,743
Net income	2,599	5,000	5,774	2,198	15,571
Basic EPS	$0.11	$0.20	$0.24	$0.09	$0.64
Diluted EPS	$0.11	$0.20	$0.23	$0.09	$0.63

NOTE 21 – RELATED PARTY TRANSACTIONS

Consulting fees of approximately $25,000, $52,000 and $98,000 were incurred during 2015, 2014, and 2013, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.  At December 31, 2015, and 2014, we had no outstanding liability payable to IHS Global FZ LLC.

NOTE 22 – DERIVATIVE INSTRUMENTS

Commodity Financial Instruments

Hydrocarbon based manufacturers, such as SHR, are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2015, 2014, and 2013, represented approximately 69.3%, 78.0% and 80.6% of SHR’s operating expenses, respectively.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2015	2014	2013

Realized gain (loss)	$(180)	$(452)	$40
Unrealized gain (loss)	180	(132)	(48)
Net loss	$-	$(584)	$(8)

	December 31,
	2015	2014

Fair value of derivative liability	$-	$180

Realized and unrealized gains / (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2015, 2014, and 2013.

Interest Rate Swaps

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $2.75 million at December 31, 2015.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2015	2014	2013
Accumulated Other Comprehensive Income (Loss)
Cumulative loss	$-	$-	$(563)
Deferred tax benefit	-	-	197
Net cumulative loss	$-	$-	$(366)

Interest expense reclassified from other comprehensive income (loss)	$-	$378	$301

	December 31,
	2015	2014

Fair value of derivative liability	$177	$378

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

NOTE 23- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $911,000 based upon an annuity single premium value contract was outstanding at December 31, 2015, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2015, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2015, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 15, all amounts remain outstanding until a resolution is achieved.

TRECORA RESOURCES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three years ended December 31, 2015

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2013	1,470,034	(1,023,115)	-	446,919
December 31, 2014	446,919	(122,500)	51,618	376,037
December 31, 2015	376,037	-	-	376,037

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2013	210,000	-	-	210,000
December 31, 2014	210,000	-	-	210,000
December 31, 2015	210,000	-	-	210,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accounting Firm

December 31, 2015, 2014, and 2013

AL MASANE AL KOBRA MINING COMPANY

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Changes in Shareholders’ Equity	5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Najran, Kingdom of Saudi Arabia

We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Al Masane Al Kobra Mining Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the financial statements, the Company shut down their mining operations in the fourth quarter of 2015 with plans on recommencing production in the fourth quarter of 2016. Our opinion is not modified with respect to that matter.

Mamdouh Al Majed Certified Accounts
Riyadh, Kingdom of Saudi Arabia
March 6, 2016

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets

	December 31,
	2015	2014
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	30,413,832	2,980,169
Accounts receivable	28,351,618	9,096,731
Inventories	31,630,132	28,321,222
Due from shareholders	298,562	179,546
Advances to contractors and other	7,096,846	15,271,913

Total current assets	97,790,990	55,849,581

Non-current assets:
Deferred finance costs, net	14,675,567	16,823,211
Property and equipment, net	739,935,227	749,328,973
Development costs, net	209,680,505	230,570,684
Deferred mine closure costs	8,934,000	10,050,750

Total non-current assets	973,225,299	1,006,773,618

	1,071,016,289	1,062,623,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	-	30,000,000
Pre-export advance payments	9,150,880	3,823,258
Accounts payable and accrued liabilities	74,868,227	47,762,021
Zakat and income tax liability	1,254,419	-
Capital lease obligations, current portion	-	4,792,531

Total current liabilities	85,273,526	86,377,810

Non-current liabilities
Provision for mine closure costs	14,488,028	13,998,094
Long-term debt, net of current portion	310,000,000	229,808,000
End-of-service indemnities	1,745,433	1,543,015
Deferred income taxes	8,881,490	8,145,274

Total non-current liabilities	335,114,951	253,494,383

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets - (Continued)

	December 31,
	2015	2014
	(Expressed in Saudi Riyals)
Commitments and contigencies

Shareholders' equity
Share capital	740,000,000	550,000,000
Share premium	-	190,000,000
Accumulated deficit	(89,372,188)	(17,248,994)

Total shareholders' equity	650,627,812	722,751,006

	1,071,016,289	1,062,623,199

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Operations

	December 31,
	2015	2014	2013
	(Expressed in Saudi Riyals)

Revenues	190,290,543	237,374,741	393,713,017

Costs of revenues	229,428,965	223,784,222	311,658,686

Gross margin	(39,138,422)	13,590,519	82,054,331

General and
administrative expenses	24,633,457	26,119,478	25,817,039

Income (loss) from operations	(63,771,879)	(12,528,959)	56,237,292

Other income (expense)
Finance charges	(6,360,680)	(10,481,803)	(14,472,280)
Other income (expense)	-	152,053	(793,782)

	(6,360,680)	(10,329,750)	(15,266,062)

Income (loss) before taxes	(70,132,559)	(22,858,709)	40,971,230

Provision for zakat and income taxes	(1,990,635)	(2,877,516)	(5,267,758)

Net income (loss)	(72,123,194)	(25,736,225)	35,703,472

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Shareholders' Equity

	(Expressed in Saudi Riyals)
			Retained
			Earnings
	Share	Share	(Accumulated
	Capital	Premium	Deficit)	Total

Balance at December 31, 2012	500,000,000	90,000,000	(27,216,241)	562,783,759

Capital increase and sale of shares	50,000,000	100,000,000	-	150,000,000

Net income	-	-	35,703,472	35,703,472

Balance at December 31, 2013	550,000,000	190,000,000	8,487,231	748,487,231

Net loss	-	-	(25,736,225)	(25,736,225)

Balance at December 31, 2014	550,000,000	190,000,000	(17,248,994)	722,751,006

Conversion in share premium to
share capital	190,000,000	(190,000,000)	-	-

Net loss	-	-	(72,123,194)	(72,123,194)

Balance at December 31, 2015	740,000,000	-	(89,372,188)	650,627,812

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2015	2014	2013
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net income (loss)	(72,123,194)	(25,736,225)	35,703,472
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	87,183,080	88,903,533	91,340,865
Accretion of deferred mine closure costs	489,934	473,366	457,357
Amortization of deferred finance costs	2,147,644	2,641,114	4,724,634
Loss (gain) on disposal of property and equipment	-	(152,053)	716,003
Deferred income taxes	736,216	2,877,516	5,267,758
Changes in operating assets and liabilities:
Accounts receivable	(19,254,887)	1,517,429	691,022
Inventories	(3,308,910)	(19,544,150)	48,550,634
Advances to contractors and other	8,175,068	10,887,630	(5,481,850)
Accounts payable and accrued liabilities	27,106,206	1,740,228	(9,813,050)
Zakat and income tax liability	1,254,419	-	-
Pre-export advance payment	5,327,622	3,823,258	(58,395,180)
End-of-service indemnities	202,418	147,685	319,546

Net cash provided by operating activities	37,935,616	67,579,331	114,081,211

Cash flows from investing activities:
Additions to property and equipment	(55,782,406)	(89,228,705)	(101,928,773)
Cash received from disposal of property and equipment	-	-	1,410,180

Net cash used in investing activities	(55,782,406)	(89,228,705)	(100,518,593)

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows - (Continued)

	December 31,
	2015	2014	2013
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Deferred finance costs	-	(1,725,000)	(4,202,000)
Issuance of share capital and premium	-	-	150,000,000
Payments on capital lease obligations	(4,792,531)	(18,432,290)	(18,872,496)
Payments on long-term debt	-	(20,000,000)	(206,250,000)
Proceeds from long-term debt	50,192,000	-	138,120,000
Net advances from (repayments to) shareholders	(119,016)	(2,290,152)	(28,238,159)

Net cash provided by (used in) financing activities	45,280,453	(42,447,442)	30,557,345

Net change in cash and cash equivalents	27,433,663	(64,096,816)	44,119,963

Cash and cash equivalents, beginning of period	2,980,169	67,076,985	22,957,022

Cash and cash equivalents, end of period	30,413,832	2,980,169	67,076,985

See Note 15 for supplemental cash flow information

See accompanying notes to financial statements.

AL MASANE AL KOBRA MINING COMPANY

Notes to Financial Statements

Note 1 – Organization and Business

Organization
Al Masane Al Kobra Mining Company is a Saudi Arabian closed joint stock company approved by the Minister of Commerce and Industry Decree Number 247/Q dated 9/10/1428 (October 21, 2007) and registered in Jeddah under Commercial Registration No. 4030175345 on 7/1/1429 (January 16, 2008). During 2015, the head office was moved from Jeddah to Najran. Accordingly, Najran Commercial Registration No. 5950017523 dated 03/11/1431H (October 11, 2010) was modified to be the main Commercial Registration. Unless the context requires otherwise, references to “we”, “us”, “our”, “AMAK”, and the “Company” are intended to mean Al Masane Al Kobra Mining Company. All amounts are expressed in Saudi Riyals (SR) unless otherwise noted.

During 2009 the authorized capital of the Company was 450,000,000 consisting of 45 million shares of 10 each of which 50% were issued for cash. The remaining 50% were issued for the contribution of mining rights and assets from Trecora Resources (Trecora) subject to Trecora’s liability for a loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy. The mining rights in Al Masane mine were originally granted by Royal Decree Number M/17 effective 1/12/1413 (May 22, 1993) for a period of thirty years, with a right of renewal for a further period of twenty years to Trecora. The mining rights granted Trecora the right of exploitation in Al Masane mine located in Najran, Saudi Arabia, with an area of 44 square kilometers for a surface rental of 10,000 per square kilometer per year, i.e. 440,000 per year.  As  per  the  Ministry  of  Petroleum  and  Mineral  Resources  resolution  dated 13/9/1429   (13/9/2008)   and   the   ministry   subsequent   letter   dated   2/1/1430   (30/12/2008),   the aforementioned rights were transferred to us.

During 2011 the Company increased its authorized share capital by SR50,000,000 to SR500,000,000 and issued 5,000,000 shares of 10 each at a price of SR28 each resulting in a share premium of SR90,000,000. The entire 5,000,000 shares were issued for cash to Arab Mining Company (ARMICO) headquartered in Amman, Jordan.

During 2013 the Company increased its authorized share capital by SR50,000,000 to SR550,000,000 and issued 5,000,000 shares of 10 each at a price of SR30 each resulting in a share premium of SR100,000,000. The shares were issued for cash to existing shareholders.

During 2015 the Company increased its authorized share capital by SR190,000,000 to SR 740,000,000 and issued 19,000,000 shares of 10 each by transferring from share premium accounts.

Note 1 – Organization and Business – (Continued)

Organization - continued
Except for Trecora and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our share capital is owned by the shareholders as follows:

	Shares	Ownership Percentage	Paid-In Capital

Saudi shareholders	36,449,642	49.26	364,496,420
Trecora (US Company)	26,085,000	35.25	260,850,000
ARMICO (Pan Arab Organization)	11,465,358	15.49	114,653,580

	74,000,000	100.00	740,000,000

Business and operations
Our principal activity is to produce zinc and copper concentrates and silver and gold doré as per the license Number 993/2 dated 16/7/1428 (July 31, 2007) issued by Saudi Arabian General Investment Authority (SAGIA). We commenced our commercial production on July 1, 2012. During 2015, we received a new mining lease for an area near our current mining area for the Guyan ancient mine.

On 16/11/1428 (November 26, 2007), while the Company was in the registration process, the Company signed a contract with China National Geological and Mining Corporation (CGM) for underground mine rehabilitation, pre-production activity, and on-going mine development/production and with Nesma & Partners Contracting Company Limited for engineering, procurement, construction, commissioning and hand over of the concentrator surface works and the related infrastructure facilities. The handover of these facilities was finalized on November 28, 2011. In late 2014, we renegotiated a more favorable plant operations and maintenance contract with CGM. CGM ran our mining operations until November 2015, at which time the Board of Directors cancelled the CGM contract and temporarily suspended operations of the Company. This planned, temporary shutdown of the facility was due to the continued depressed commodity price environment as well as needs for renovation and maintenance. We expect to resume operations in the fourth quarter of 2016. In February 2016, we entered into a new operating and rehabilitation contract under more favorable terms.

Note 1 – Organization and Business – (Continued)

During the renovation, our focus remains on improving recoveries overall and upgrading the precious metals circuit through the installation of SART (sulfidization, acidification, recycling, and thickening) modifications which are expected to lower chemical use, thereby reducing operating costs. In addition, processing of certain gold-bearing waste dumps from historical mining at the newly acquired Guyan mining license area may begin in the second quarter of 2016. An additional exploration program for the rest of the Guyan mining lease will commence shortly.

Note 2 - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles. The following is a summary of our significant accounting policies:

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 6, 2016, the date on which the financial statements were available to be issued.

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2015, 2014, and 2013, we sold our concentrates and doré pursuant to a sales contract with one customer. No amounts have been written off for the years ended December 31, 2015, 2014, and 2013. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2015 and 2014.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Inventories
The components of inventories include mill stockpiles, precious metal doré, chemicals, and mining supplies. Inventories are stated at the lower of weighted-average cost or market. Costs of mill stockpiles inventory include labor and benefits, supplies, energy, depreciation, depletion, amortization, and other necessary costs incurred with the extraction and processing of ore. Corporate general and administrative costs are not included in inventory costs.

Because it is generally impracticable to determine the minerals contained in mill stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to the mill stockpiles is based on surveyed volumes of mined material and daily production records. Expected mineral recovery rates from the mill stockpiles are determined by various metallurgical testing methods.

Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Expenditures for replacements and improvements are capitalized. Costs related to periodic maintenance are expensed as incurred. Depletion of the mining assets is determined using the unit-of-production method based on total estimated proven and probable reserves. Depletion and amortization using the unit-of-production method is recorded upon extraction of the ore, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 20 years.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)

Development costs
Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred in mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, drifts, ramps, permanent excavations, infrastructure and removal of overburden. These costs are deferred net of the proceeds from the sale of any production during the development period and then amortized using an estimated unit-of-production method. If a mine is no longer considered economical, the accumulated costs are charged to the statement of operations in the year in which the determination is made.

Asset impairment
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are evaluated for impairment under the two-step model. When events or circumstance suggest impairment of long-lived assets, estimated undiscounted future net cash flows are calculated using future estimated commodity prices, proven and probable reserves, and estimated net proceeds from the disposition of assets on retirement, less operating, sustaining capital, and reclamation costs. If it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. Because the cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived asset values.

We recorded no impairment losses during the years ended December 31, 2015, 2014 and 2013.

End-of-service indemnities
Employee end-of-service benefits are accrued for the benefit of employees under the terms and conditions of Saudi Labor Law and Regulations and their employment contracts. End-of-service indemnities are provided for and accrued in the financial statements based on the respective employees' salaries and length of service.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Deferred finance costs
Deferred finance costs are primarily comprised of the Saudi Industrial Development Fund (SIDF) loan origination charges which are amortized over the period of the related loan which approximates the interest method. Deferred finance costs are shown net of accumulated amortization of SR13,399,433 and SR11,251,789 at December 31, 2015 and 2014, respectively. Amortization expense of deferred finance costs was approximately SR2,148,000, SR2,622,000, and SR3,166,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the Saudi Riyal was officially pegged to the U.S. Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Any gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2015, 2014, and 2013.

Leasing arrangements
We periodically lease operating equipment, facilities, and office buildings. Rentals payable under operating leases are charged to the statements of operations on a straight line basis over the term of the relevant lease. For any capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities. Finance charges are charged to the statement of operations. At December 31, 2015, we had no outstanding capital lease obligations.

Operating lease expense amounted to approximately SR696,000, SR867,000, and SR456,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Environmental costs
Environmental costs are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can reasonably be estimated. Ongoing compliance costs are expensed as incurred.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Asset retirement obligations and costs
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period in which the obligation is incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under various laws, statues, or regulations. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of revenues. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities and are included in deferred mine closure costs on the accompanying balance sheets. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.

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

We account for deferred income taxes on non-Saudi owners utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the income tax basis of assets and liabilities, as measured by the effective tax rate. When appropriate, we evaluate the need for a valuation allowance based on a more likely than not threshold to reduce deferred tax assets to estimated recoverable amounts.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of Zakat and income tax expense. We recognized no material adjustment for unrecognized income tax liabilities. Zakat and income tax returns for the years from 2009 to 2014 are currently under review with DZIT.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Reclassifications
Certain reclassifications have been made to the prior periods to conform with current year presentation.

Revenue recognition
We sell our products pursuant to sales contracts entered into with a customer who acts as an intermediary and resells our products to end users. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of product.

Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally “provisionally” priced at the time of shipment. The provisional price received at the time of shipment is later adjusted to a “final” price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month.  We record revenues at the time of shipment (when title and risk of loss pass) based on then-current LME prices, and we account for any changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the “final price”) which is bifurcated and separately accounted for at fair value. See Note 17.

Revenues from concentrate sales are recorded net of treatment and refining charges. These allowances are a negotiated term of each contract. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed, or in certain cases, vary with the price of metals (referred to as price participation).

Note 2 - Summary of Significant Accounting Policies - (Continued)

Management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation and amortization; zakat and income taxes; environmental obligations; reclamation and closure costs; estimates of recoverable materials in mill stockpiles; fair value of embedded derivatives; end-of-service indemnities; and asset impairment, including estimates used to derive future cash flows associated with those assets.  Actual results could differ from these estimates.

Recent accounting pronouncements
In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016.The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.

In April 2015 the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF

Note 2 - Summary of Significant Accounting Policies - (Continued)

Recent accounting pronouncements – continued
Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively.  Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2015-03 and ASU 2015-15 on its financial statements and related disclosures.

Note 3 – Liquidity and Capital Resources

As shown in the financial statements, we incurred two consecutive years of net losses and had a negative margin from operations in 2015. Our losses were largely attributable to the depressed commodity prices as well as certain operating inefficiencies from our operating contract with CGM. In response to these factors, we took certain steps to protect the Company and the shareholders. We renegotiated our debt repayment arrangement with SIDF and postponed any repayments until 2017. We cancelled the operating contract with CGM and suspended operations until the fourth quarter of 2016. In February 2016, we entered into a new operating and rehabilitation contract under more favorable terms. During our shutdown we plan to renovate our facilities to improve recoveries and reduce costs and explore options to possibly self-operate the facilities which is expected to improve profitability.  We believe that the cash on hand, liquidation of our remaining inventories, and the processing of the Guyan gold dumps will fund our operations until the facilities are back online in late 2016. The final length of the shutdown period ultimately depends on the cash available and the completion of the renovation work planned.  The mill may resume operations at any time after the new operators are in place and any remaining renovations may be completed while operating if necessary. Warehouse financing is readily available once operations resume, and no capital call on existing shareholders is anticipated.

We believe that the items discussed above will provide us the necessary liquidity and capital resources.  There can be no assurances that our operating assumptions and objectives will be met.  If they are not met, we may experience liquidity problems.

Note 4 – Inventories

Inventories consisted of the following at:

	December 31,
	2015	2014

Mill stockpiles	19,410,770	27,748,347
Precious metal dore	4,231,848	-
Explosives	-	572,875
Chemicals and other	7,987,514	-

	31,630,132	28,321,222

As discussed in Note 1, we terminated our operating contract with CGM and took possession of the chemicals inventory which they were using in our mining operations.  During 2014, we had amended our operating contract with CGM which transferred the ownership and management of the chemicals used in mining operations away from AMAK. As discussed in Note 9, we can receive advances on a pre-export basis on our mill stockpiles.

Our inventory on hand at December 31, 2015 has been reduced to net realizable value through a charge to expense of approximately SR17,624,000.

Note 5 – Advances to Contractors and Other

Advances to contractors and other consisted of the following at:

	December 31,
	2015	2014

Advances to contractors	2,790,023	10,371,267
Prepaid expenses	3,360,082	3,989,977
Other miscellaneous advances and receivables	946,741	910,669

	7,096,846	15,271,913

Note 6 – Property and Equipment

Property and equipment, net consisted of the following at:

	December 31,
	2015	2014

Buildings	181,136,277	181,111,277
Leasehold improvements	1,838,317	1,692,373
Heavy equipment	103,372,979	103,372,979
Motor vehicles	21,960,933	20,561,683
Civil works	15,081,590	15,081,590
Tailings dam	22,684,394	22,684,394
Plant and machinery	284,231,416	282,395,348
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	232,306,494	188,068,026
Construction in progress	17,937,363	8,044,124

	979,444,589	921,906,620

Less accumulated depreciation, depletion and amortization	(239,509,362)	(172,577,647)

	739,935,227	749,328,973

Property and equipment serve as collateral for the SIDF loan agreement (see Note 11).

Note 7 – Development Costs

Development costs, net consisted of the following at:

	December 31,
	2015	2014

Cost	289,973,237	289,973,237
Accumulated amortization	(80,292,732)	(59,402,553)

	209,680,505	230,570,684

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	December 31,
	2015	2014

Accounts payable	58,591,574	31,763,195
Retention payable	14,744,250	14,744,250
Accrued salaries and payroll expenses	1,532,403	1,254,576

	74,868,227	47,762,021

Note 9 – Pre-export Advance Payments

During 2015 and 2014, we received advances on a pre-export basis against a portion of our inventory on hand prior to shipment. These advances bear interest at 2.5% and are repaid from the proceeds from final concentrate sales. We had an outstanding advance liability of approximately SR9,151,000 and SR3,823,000 at December 31, 2015 and 2014.

Note 10 – Zakat and Income Tax

We have submitted our Zakat and income tax return for the year ended December 31, 2014 and have obtained our Zakat certificate which is valid until April 30, 2016. We are in the process of preparing and submitting our Zakat and income tax return for the year 2015.

The Zakat base for the Saudi shareholders was positive in 2015 and Zakat expense and corresponding liability has been recorded. The Zakat base for the Saudi shareholders was negative in 2014 and 2013. Therefore, no Zakat expense or liability is recorded in those years. There was no taxable profit attributable to our non-Saudi (foreign) shareholders for 2015, 2014, and 2013. Therefore, no current income tax liability is due in those years.

Note 10 – Zakat and Income Tax – (Continued)

The provision for Zakat and income taxes consisted of the following:

	Years ended December 31,
	2015	2014	2013

Non-current deferred income tax expense (benefit)	(10,531,677)	(521,853)	4,250,316
Change in valuation allowance	11,267,893	3,399,369	1,017,442
Current Zakat expense	1,254,419	-	-

Provision for Zakat and income taxes	1,990,635	2,877,516	5,267,758

The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2015, 2014, and 2013, relates to changes in the valuation allowance and adjustments to estimates in depreciation.

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014

Deferred tax assets:
Loss carryforward	24,310,861	13,715,068
Other	291,961	229,797

	24,602,822	13,944,865
Deferred tax liabilities:
Property and Equipment	(17,799,608)	(17,673,328)

Gross deferred tax liabilities	6,803,214	(3,728,463)
Valuation allowance	(15,684,704)	(4,416,811)

Net deferred tax liability	(8,881,490)	(8,145,274)

Note 10 – Zakat and Income Tax – (Continued)

At December 31, 2015 and 2014, we had tax loss carryforwards totaling approximately SR121,554,000 and SR68,600,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2015 and 2014 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.

Note 11 - Long-term Debt

During 2010, the Company entered into a loan agreement with the SIDF for SR330,000,000 to finish the development of the mine and provide working capital. The loan originally matured in 2019, however, the agreement was amended during 2015 to adjust the maturity date to 2022 as well as the repayment schedule. During 2015, the Company also received the final advance of SR50,192,000 in connection with the agreement.

Long-term debts are summarized as follows at:

	December 31,
	2015	2014

SIDF loan agreement	310,000,000	259,808,000
Less current portion	-	30,000,000

Total long-term debt, less current portion	310,000,000	229,808,000

The loan is repayable in thirteen increasing semi-annual installments starting January 2017 through January 2022. The repayment schedule is as follows:

Years Ending December 31,

2016	-
2017	15,000,000
2018	55,000,000
2019	50,000,000
2020	60,000,000
Thereafter	130,000,000

310,000,000

Note 11 - Long-term Debt – (Continued)

Under the terms of the agreement with SIDF, we are required to maintain certain financial covenants, among other items. We were in compliance with these covenants at December 31, 2015.

Note 12 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2015	2014

Balance, beginning of year	1,543,015	1,395,330
Provision for the year	550,685	742,007
Paid during the year	(348,267)	(594,322)
Balance, end of year	1,745,433	1,543,015

Note 13 – Asset Retirement Obligations

During 2012, we recorded an ARO for deferred mine closure costs of SR12,842,625. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization expense for 2015, 2014, and 2013 was SR1,116,750 for each respective year.

Deferred mine closure costs consisted of the following at:

	December 31,
	2015	2014

Cost	12,842,625	12,842,625
Accumulated amortization	(3,908,625)	(2,791,875)

	8,934,000	10,050,750

Note 13 – Asset Retirement Obligations – (Continued)

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2015	2014	2013

Balance, beginning of year	13,998,094	13,524,728	13,067,371
Accretion expense	489,934	473,366	457,357

Balance, end of year	14,488,028	13,998,094	13,524,728

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 14 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2015	2014	2013

Wages, salaries and related costs	10,459,516	12,769,312	15,873,435
Depreciation	235,605	681,008	781,039
Mine closure and environmental	1,606,683	1,590,116	1,574,108
Office expenses	5,911,485	3,470,200	3,438,800
Travel and accommodation	1,686,018	2,160,061	2,230,722
Professional fees	3,972,898	3,195,326	490,292
Other	761,252	2,253,455	1,428,643

	24,633,457	26,119,478	25,817,039

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

Supplemental Information:	Years Ended December 31,
	2015	2014	2013

Cash paid for interest	4,213,036	7,840,689	5,921,787

Cash paid for Zakat and income tax	-	-	-

Note 16 - Commitments and Contingencies

Lease commitments
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. During 2014, we entered into leases for a new corporate office and three residential villas in Najran from 2015 to 2025. During 2015, we entered into a new mining lease that covers the Guyan area for a period of 20 years. A summary of these commitments are as follows:

Years Ending December 31,

2016	760,000
2017	760,000
2018	913,333
2019	990,000
2020	990,000
Thereafter	5,237,500

9,650,833

Note 17 – Embedded Derivatives

As described in Note 2 under “Revenue Recognition,” our concentrate sales contracts provide for provisional pricing based on the LME price at the time of shipment as specified in the contract.  Sales contracts with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts. Our embedded derivatives at December 31, 2015, were not significant to the financial statements.

Note 18 - Fair Value Measurement

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

We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2015 or 2014. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.