Form 10-Q
period 2016-03-31
TRECORA RESOURCES
filed 2016-05-06
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 4, 2016: 24,502,346.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2016 (unaudited)	DECEMBER 31, 2015
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$14,152	$18,623
Trade receivables, net	18,779	19,474
Inventories	17,325	15,804
Prepaid expenses and other assets	2,229	2,392
Taxes receivable	5,495	7,672
Deferred income taxes	2,671	2,116
Total current assets	60,651	66,081

Plant, pipeline and equipment, net	102,387	96,907

Goodwill	21,798	21,798
Other intangible assets, net	24,079	24,549
Investment in AMAK	53,075	47,697
Mineral properties in the United States	588	588
Other assets	151	171

TOTAL ASSETS	$262,729	$257,791
LIABILITIES
Current Liabilities
Accounts payable	$7,053	$8,090
Current portion of derivative instruments	107	118
Accrued liabilities	3,678	4,062
Current portion of post-retirement benefit	296	294
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	760	2,050
Total current liabilities	19,955	22,675

Long-term debt, net of current portion	71,153	73,169
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	40	59
Other liabilities, net of current portion	2,201	2,351
Deferred income taxes	18,464	16,503
Total liabilities	112,462	115,406

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.2 million shares in 2016 and 2015	2,420	2,416
Additional paid-in capital	51,316	50,662
Retained earnings	96,242	89,018
Total Trecora Resources Stockholders’ Equity	149,978	142,096
Noncontrolling Interest	289	289
Total equity	150,267	142,385

TOTAL LIABILITIES AND EQUITY	$262,729	$257,791

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
REVENUES	(thousands of dollars)

Petrochemical and Product Sales	$47,181	$50,541
Processing Fees	5,019	4,602
	52,200	55,143

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,219 and $2,026, respectively)	40,429	40,020

GROSS PROFIT	11,771	15,123

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,449	5,175
Depreciation	177	215
	5,626	5,390

OPERATING INCOME	6,145	9,733

OTHER INCOME (EXPENSE)
Interest Income	4	6
Interest Expense	(628)	(613)
Equity in Earnings of AMAK	5,367	59
Miscellaneous Income (Expense)	(17)	26
	4,726	(522)

INCOME BEFORE INCOME TAXES	10,871	9,211

INCOME TAXES	3,647	3,427

NET INCOME	7,224	5,784

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$7,224	$5,784

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.30	$0.24

Basic Weighted Average Number of Common Shares Outstanding	24,484	24,309

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.29	$0.23

Diluted Weighted Average Number of Common Shares Outstanding	25,085	25,144

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2016	24,158	$2,416	$50,662	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	66	-	66	-	66
Issued to Employees	-	-	308	-	308	-	308
Issued to Former Director	-	-	24	-	24	-	24
Restricted Common Stock
Issued to Directors	-	-	31	-	31	-	31
Issued to Employees	-	-	143	-	143	-	143
Common stock
Issued to Directors	9	1	74	-	75	-	75
Issued to Employees	35	3	8	-	11	-	11
Net Income	-	-	-	7,224	7,224	-	7,224

MARCH 31, 2016	24,202	$2,420	$51,316	$96,242	$149,978	$289	$150,267

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$7,224	$5,784
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	1,926	1,770
Amortization of Intangible Assets	469	471
Unrealized Gain on Derivative Instruments	(30)	(242)
Share-based Compensation	647	701
Deferred Income Taxes	1,407	(95)
Postretirement Obligation	2	2
Equity in earnings of AMAK	(5,378)	(59)
Changes in Operating Assets and Liabilities:
Decrease in Trade Receivables	695	2,763
Decrease in Income Tax Receivable	2,177	434
Increase in Inventories	(1,521)	(1,624)
Decrease in Prepaid Expenses and Other Assets	248	738
Decrease in Accounts Payable and Accrued Liabilities	(1,419)	(89)
Decrease in Other Liabilities	(1,244)	(699)

Net Cash Provided by Operating Activities	5,203	9,855

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(7,602)	(7,743)

FINANCING ACTIVITIES
Issuance of Common Stock	11	123
Repayment of Long-Term Debt	(2,083)	(1,750)

Net Cash Used in Financing Activities	(2,072)	(1,627)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,471)	485

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,623	8,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,152	$8,991

Supplemental disclosure of cash flow information:
Cash payments for interest	$583	$643
Cash payments for taxes, net of refunds	$-	$1,850
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$197	$414

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

This document includes the following abbreviations:
(1) TREC – Trecora Resources
(2) TOCCO - Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC
(3) SHR – South Hampton Resources, Inc. – Petrochemical segment and parent of GSPL
(4) GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5) TC – Trecora Chemical – Specialty wax segment
(6) AMAK – Al Masane Al Kobra Mining Company – Mining investment – 35% ownership
(7) PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Operating results for the three months ended March 31, 2016, are not necessarily indicative of results for the year ending December 31, 2016.

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

Certain reclassifications have been made to the Statements of Income for the three months ended March 31, 2015, in order to conform to the three months ended March 31, 2016, presentation.  These reclassifications had no effect on net income for the three months ended March 31, 2015, as previously reported.

Certain reclassifications have been made to the Consolidated Balance Sheets for the year ended December 31, 2015, related to our adoption of ASU 2015-03 and ASU 2015-15 as noted below in Note 2.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU 2015-15 at and for the three months ended March 31, 2016.  At March 31, 2016, and December 31, 2015, related net loan fees of approximately $1.0 million and $1.2 million, respectively, have been netted against long term debt.

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Trade receivables	$19,079	$19,684
Less allowance for doubtful accounts	(300)	(210)
Trade receivables, net	$18,779	$19,474

Trade receivables serve as collateral for our amended and restated loan agreement (see Note 8).

4. INVENTORIES

Inventories include the following:

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Raw material	$2,213	$2,905
Work in process	63	56
Finished products	15,049	12,843
Total inventory	$17,325	$15,804

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

At March 31, 2016, and December 31, 2015, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated loan agreement (see Note 8).

Inventory included petrochemical products in transit valued at approximately $1.6 million and $2.7 million at March 31, 2016, and December 31, 2015, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	4,577	4,577
Plant, pipeline and equipment	130,081	128,302
Construction in progress	14,804	8,980
Total plant, pipeline and equipment	151,074	143,471
Less accumulated depreciation	(48,687)	(46,564)
Net plant, pipeline and equipment	$102,387	$96,907

Plant, pipeline, and equipment serve as collateral for our amended and restated loan agreement (see Note 8).

Interest capitalized for construction for the three months ended March 31, 2016, and 2015, was approximately $31,000 and $27,000, respectively.

Construction in progress during the first three months of 2016 included equipment purchased for the hydrogenation expansion, the new reformer unit, a new custom processing unit, and a new cooling tower which was associated with our D train expansion.

Amortization relating to the platinum catalyst which is included in cost of sales was $21,067 for the three months ended March 31, 2016, and 2015.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

 Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	March 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,685)	$15,167
Non-compete agreements	94	(29)	65
Licenses and permits	1,471	(191)	1,280
Developed technology	6,131	(919)	5,212
	24,548	(2,824)	21,724
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,824)	$24,079

	December 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,404)	$15,448
Non-compete agreements	94	(24)	70
Licenses and permits	1,471	(160)	1,311
Developed technology	6,131	(766)	5,365
	24,548	(2,354)	22,194
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,354)	$24,549

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2016, and 2015 was approximately $470,000 and $471,000, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2016, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter
Customer relationships	$842	$1,123	$1,123	$1,123	$1,123	$9,833
Non-compete agreements	14	19	19	13	-	-
Licenses and permits	97	106	105	106	106	760
Developed technology	460	613	613	613	613	2,300
Total future amortization expense	$1,413	$1,861	$1,860	1,855	$1,842	$12,893

7. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended March 31, 2016, and 2015, respectively.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$7,224	24,484	$0.30	$5,784	24,309	$0.24

Unvested restricted stock grant		282			118
Dilutive stock options outstanding		319			717

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$7,224	25,085	$0.29	$5,784	25,144	$0.23

At March 31, 2016, and 2015, 1,368,437 and 1,527,091 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended March 31, 2016, and 2015, included 300,000 shares of the Company that are held in the treasury of TOCCO.

8. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of March 31, 2016, and December 31, 2015, there was a long-term amount of $1.0 million outstanding.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of 0.37% is due quarterly on the unused portion of the loan.  At March 31, 2016, approximately $39.0 million was available to be drawn.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At March 31, 2016, there was a short-term amount of $7.0 million and a long-term amount of $52.5 million outstanding.  At December 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $54.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a “mini-perm” loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At March 31, 2016, there was a short-term amount of $1.3 million and a long-term amount of $18.3 million outstanding.  At December 31, 2015, there was a short-term amount of $1.3 million and a long-term amount of $18.7 million outstanding.

The interest rate on all of the above loans varies according to several options as defined in the ARC.  At March 31, 2016, and December 31, 2015, the rate was 2.68% and 2.42%, respectively.  We were in compliance with all covenants at March 31, 2016.

9. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis at March 31, 2016, and December 31, 2015:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$147	-	$147	-

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$177	-	$177	-

The carrying value of cash and cash equivalents, trade receivables, accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt reflects recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables,  accounts payable, accrued liabilities, accrued liabilities in Saudi Arabia, other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2016, and December 31, 2015, no commodity financial instruments were outstanding.  For additional information see Note 10.

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

10. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2016, and 2015, represented approximately 64.0% and 68.0% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first quarter of 2016, feedstock prices continued to decline industry-wide.

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

Typically, financial contracts are not designated as hedges.  As of March 31, 2016, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended
	March 31,
	2016	2015

Unrealized gain	$-	$180
Realized loss	-	(180)
Net gain (loss)	$-	$-

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended March 31, 2016, and 2015.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three months ended March 31, 2016, and 2015.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $2.5 million and $2.75 million at March 31, 2016, and December 31, 2015, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	March 31, 2016	December 31, 2015

Fair value of interest rate swap - liability	$147	$177

Due to the ARC, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended March 31, 2016, an unrealized loss of approximately $6,000 and a realized loss of approximately $37,000 were recorded.  For the three months ended March 31, 2015, an unrealized gain of approximately $10,000 and a realized loss of approximately $53,000 were recorded, respectively.

11. STOCK-BASED COMPENSATION

Stock-based compensation recognized in the first three months of 2016 and 2015 was approximately $647,000 and $701,000, respectively.

Restricted Stock Awards

On March 1, 2016, we awarded approximately 135,000 shares of restricted stock to officers at a grant date price of $9.39.    One-half of the restricted stock vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three months ended March 31, 2016, was approximately $35,000.

On January 29, 2016, we awarded 35,333 shares of restricted stock to a director at a grant date price of $10.52.  The restricted stock award vests over 5 years in 20% increments with the first tranche issued on January 29, 2016.  Director’s compensation recognized during the three months ended March 31, 2016, was approximately $87,000.

Directors’ compensation of approximately $19,000 during the three months ended March 31, 2016, was recognized related to restricted stock grants vesting through 2020.

Employee compensation of approximately $108,000 and $72,000 during the three months ended March 31, 2016, and 2015, respectively, was recognized related to restricted stock with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Employee compensation of approximately $181,000 during the three months ended March 31, 2015, for fully vested restricted stock which was awarded to various employees.

Restricted stock activity in the first three months of 2016 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2016	148,040	$14.14
Granted	170,264	9.62
Vested	(36,575)	13.80
Outstanding at March 31, 2016	281,729	$11.46

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2016	1,376,437	$7.68
Granted	--	--
Exercised	(8,000)	2.84
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2016	1,368,437	$7.71	5.9
Exercisable at March 31, 2016	793,437	$7.58	5.8

The fair value of the options granted below was calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $66,000 and $76,000 during the three months ended March 31, 2016, and 2015,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $308,000 and $348,000 during the three months ended March 31, 2016, and 2015, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $24,000 was recognized during the three months ended March 31, 2016, and 2015, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 17.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

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

	Three Months Ended March 31, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$42,624	$4,557	$-	$47,181
Processing fees	1,441	3,578	-	5,019
Net revenues	44,065	8,135	-	52,200
Operating profit before depreciation and amortization	8,412	2,062	(1,933)	8,541
Operating profit (loss)	7,075	1,011	(1,941)	6,145
Depreciation and amortization	1,337	1,051	8	2,396
Capital expenditures	5,662	1,940	-	7,602

	Three Months Ended March 31, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$47,183	$3,358	$-	$50,541
Processing fees	1,524	3,078	-	4,602
Net revenues	48,707	6,436	-	55,143
Operating profit before depreciation and amortization	11,712	2,074	(1,812)	11,974
Operating profit (loss)	10,617	928	(1,812)	9,733
Depreciation and amortization	1,095	1,146	-	2,241
Capital expenditures	6,815	928	-	7,743

	March 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$45,877	$-	$-	$45,877
Total assets	199,696	87,705	101,401	(126,073)	262,729

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

13. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2011 through 2014 remain open for examination in various tax jurisdictions in which we operate.  As of March 31, 2016, and December 31, 2015, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction.

14. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Note 17.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of March 31, 2016, and 2015, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

15. INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

As of March 31, 2016, and December 31, 2015, the Company had a non-controlling equity interest (35%) of approximately $53.1 million and $47.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2016.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Sales	$8,992	$5,301
Gross profit	191	1,712
General, administrative and other	2,147	2,501
Loss from operations	(1,956)	(789)
Gain on settlement with former operator	16,225	-
Net income (loss)	$14,269	$(789)

Gain on settlement with former operator of approximately $16.2 million relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization for the periods ended March 31, 2016, and 2015, was approximately $2.7 million and $5.0 million, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Net income before depreciation and amortization	$16,978	$4,972

Financial Position

	March 31,	December 31,
	2016	2015
	(Thousands of Dollars)
Current assets	$22,459	$26,078
Noncurrent assets	257,049	259,527
Total assets	$279,508	$285,605

Current liabilities	$2,467	$22,740
Long term liabilities	89,271	89,364
Shareholders' equity	187,770	173,501
	$279,508	$285,605

The equity in the income of AMAK reflected on the consolidated statement of income for the three months ended March 31, 2016, and 2015, is comprised of the following:

	Three months ended March 31,
	2016	2015
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$5,030	$(278)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337
Equity in income of AMAK	$5,367	$59

See our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

16. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $33,000 and $25,000 were incurred during the three months ended March 31, 2016, and 2015, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

Consulting fees of approximately $22,000 were incurred during the three months ended March 31, 2016, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter.

17. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at March 31, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

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

On April 30, 2015, TC and TREC received notice of a lawsuit filed in the 152nd Judicial District Court of Harris County, Texas.  The suit alleged that the plaintiff, an independent contractor employee, was injured while working on a product line at TC.  On March 31, 2016, plaintiff agreed to settle all claims against TC and TREC for an insignificant amount.

On or about August 3, 2015, SHR received notice of a lawsuit filed in the 14th Judicial District Court of Calcasieu Parish, Louisiana.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Louisiana to defend SHR.

On or about March 18, 2016, SHR received notice of a lawsuit filed in the 172nd Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice and plans to vigorously defend the case.

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $144,000 and $135,000 for the three months ended March 31, 2016, and 2015, , respectively.

18. SUBSEQUENT EVENTS

On May 2, 2016, TC purchased a manufacturing plant from BASF adjacent to TC’s facility which will be integrated into TC’s current operations.  This acquisition was made to expand TC’s capabilities.  The purchase price was not significant to the consolidated financial statements.  We will provide additional information once we complete our accounting for the acquisition in our Form 10-Q for the six months ended June 30, 2016.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management.  Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of petrochemical products and synthetic waxes.  Our business model involves the manufacture and sale of tangible products and the provision of customer processing services.  Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various petrochemical products.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2015.

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers’ products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.  The drop in petroleum prices, which began in mid-September of 2014 and continued into 2016, reduced our average feedstock price per gallon approximately 17% over the first quarter of 2015.  Typically as prices drop, we see increased cash flow as the cash required for replacement feedstock is less at lower prices.  Also, the formulas we use to sell our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.  Our feedstock prices were 15% lower in the first quarter of 2016 than in the fourth quarter of 2015.  They were 40% lower in the first quarter of 2015 than in the fourth quarter of 2014.  We, therefore, did not see the same benefit to margins from the declining prices in the first quarter of 2016, as we did in the first quarter of 2015.

Review of First Quarter 2016 Results

We reported first quarter 2016 earnings of $7.2 million up from $5.8 million from the first quarter of 2015. Diluted earnings per share of $0.29 were reported for the first quarter of 2016, up from $0.23 in the first quarter of 2015.  We recorded equity in earnings from AMAK of $5.4 million in the first quarter of 2016 up from $0.1 million in the first quarter of 2015.  Sales volume of our petrochemical products increased 12.4%; however, sales revenue from our petrochemical products decreased 9.7% as compared to the first quarter of 2015.  Due to an increase of approximately 1.7 million gallons of by-product sales (sold at significantly less than feedstock cost), less advantage from declining feedstock prices and pricing pressure on our spot prime product prices, we saw a decrease in our gross profit of approximately $3.4 million.

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation and plus or minus equity in AMAK’s earnings and losses or gains from equity issuances.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK’s earnings and losses.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measure by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three months ended March 31,
	2016	2015
Net Income	$7,224	$5,784

Interest expense	628	613
Depreciation and amortization	2,396	2,241
Income tax expense	3,647	3,427
EBITDA	$13,895	$12,065

Share-based compensation	647	525
Equity in earnings of AMAK	(5,367)	(59)
Adjusted EBITDA	$9,175	$12,531

Net Income	$7,224	$5,784

Equity in earnings of AMAK	$5,367	$59
Taxes on equity in earnings at statutory rate of 35%	1,878	21
Tax effected equity in earnings of AMAK	3,489	38
Adjusted Net Income	$3,735	$5,746

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2016	December 31, 2015	March 31, 2015
Days sales outstanding in accounts receivable	32.7	29.4	41.6
Days sales outstanding in inventory	30.2	23.8	23.6
Days sales outstanding in accounts payable	12.3	12.2	14.9
Days of working capital	50.6	41.0	50.3

Our days sales outstanding in accounts receivable increased even though accounts receivable decreased from year end because our average daily sales were down as indicated by the lower revenue during the quarter.  Our days sales outstanding in inventory increased as of the end of the first quarter of 2016 due to an intentional building of inventory at SHR for safety stock since a couple of our trains were down for inspection and maintenance.  In addition, at TC, we are not quite reaching our wax sales volume targets.  Our days sales outstanding in accounts payable remained stable.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents decreased $4.5 million during the three months ended March 31, 2016, as compared to an increase of $0.5 million for the three months ended March 31, 2015.

The change in cash and cash equivalents is summarized as follows:

	2016	2015
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$5,203	$9,855
Investing activities	(7,602)	(7,743)
Financing activities	(2,072)	(1,627)
Increase (decrease) in cash and equivalents	$(4,471)	$485
Cash and cash equivalents	$14,152	$8,991

Operating Activities

Cash provided by operating activities totaled $5.2 million for the first three months of 2016 which was $4.7 million lower than 2015.    For the first three months of 2016 net income increased by approximately $1.4 million as compared to the corresponding period of 2015. Major non-cash items affecting income included increases in deferred taxes of $1.4 million and equity in earnings of AMAK of approximately $5.4 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Trade receivables decreased approximately $0.7 million (due to a decrease in average selling price) as compared to a decrease of approximately $2.8 million in 2015 (due to a decrease in sales volume);

•
Other liabilities decreased approximately $1.2 million (due to the recognition of revenue associated with a custom processing customer) as compared to a decrease of approximately $0.7 million in 2015 (also due to revenue recognition from custom processing customers);

•
Prepaid expenses and other assets increased approximately $0.2 million (due to an increase in prepaid catalyst) as compared to an increase of approximately $0.7 million in 2015 (primarily due to the addition of TC’s prepaid expenses); and

•
Accounts payable and accrued liabilities decreased $1.4 million (due to a reduction in the accrual for feedstock) as compared to a decrease of approximately $0.1 million in 2015 (due to the variability in payment dates).

These uses of cash were partially offset by the following increase in cash provided by operations:

•
Income tax receivable decreased approximately $2.2 million (due to the overpayment being applied to 2016 estimated taxes) as compared to a decrease of approximately $0.4 million in 2015 (due to a smaller overpayment being applied to 2015 estimated taxes).

Investing Activities

Cash used by investing activities during the first three months of 2016 was approximately $7.6 million, representing a slight decrease of approximately $0.1 million over the corresponding period of 2015. During the first three months of 2016 we purchased equipment for the hydrogenation expansion, construction of the new reformer unit, a new cooling tower, and the new custom processing unit; upgraded roads throughout the petrochemical facility; continued to make improvements to storage; and made various other facility improvements.  Some of the expenditures in 2016 were budgeted under our D train expansion.  During the first three months of 2015 we purchased equipment for the D train expansion, tank farm improvements, spare equipment, various facility upgrades, hydrogenation expansion and improvements at our specialty wax facility.

Financing Activities

Cash used by financing activities during the first three months of 2016 was approximately $2.1 million versus cash used of $1.6 million during the corresponding period of 2015.  During 2016 we made principal payments on our acquisition loan of $1.8 million and our term debt of $0.3 million.  During 2015 we made principal payments on our acquisition loan of $1.8 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$42,624	$47,183	$(4,559)	(9.7%)
Processing	1,441	1,524	(83)	(5.4%)
Gross Revenue	$44,065	$48,707	$(4,642)	(9.5%)

Volume of Sales (gallons)
Petrochemical Products	20,353	18,104	2,249	12.4%

Cost of Sales	$34,495	$35,589	$(1,094)	(3.1%)
Total Operating Expense**	13,202	13,087	115	0.9%
Natural Gas Expense**	772	1,308	(536)	(41.0%)
Operating Labor Costs**	3,821	4,062	(241)	(5.9%)
Transportation Costs**	5,473	4,908	565	11.5%
General & Administrative Expense	2,346	2,306	40	1.7%
Depreciation and Amortization*	1,337	1,095	242	22.1%
Capital Expenditures	$5,662	$6,815	$(1,153)	16.9%
*Includes $1,188 and $900 for 2016 and 2015, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first quarter of 2016 from 2015 by approximately 9.5% primarily due to a decrease in the average selling price of 19.6%.

Petrochemical Product Sales

Petrochemical product sales decreased by 9.7% during the first quarter of 2016 from 2015 due to a decrease in the average selling price of 19.6% offset only slightly by an increase in volume of 12.4%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices continued to fall during the first quarter reflecting the drop in petroleum prices.  Sales volume increased primarily because of an increase in byproduct sales which are sold at lower margins.  Foreign sales volume decreased to 20.7% of total petrochemical volume from 28.3% in first quarter 2015.

Processing

Processing revenues decreased 5.4% during the first quarter of 2016 from 2015 due to a decrease in production required by one of our customers in particular.

Cost of Sales

Cost of Sales decreased 3.1% during the first quarter of 2016 from 2015 due to the decrease in NGL prices as mentioned above.  Our average feedstock cost per gallon decreased 16.6%; whereas volume processed increased 17.1%.  We use natural gasoline as feedstock which is the heavier liquid remaining after butane and propane are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  Our advanced reformer unit (due online in mid-2017) will allow us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense increased 0.9% during the first quarter of 2016 from 2015.  Natural gas, labor and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 41.0% during 2016 from 2015 due to a decrease in the average per unit cost and lower consumption.  The average price per MMBTU for the first quarter of 2016 was $2.28 whereas, for 2015 the per-unit cost was $3.41. Volume decreased to approximately 349,000 MMBTU from about 373,000 MMBTU.  The decrease in the volume of natural gas consumed in the quarter decreased even though production volume increased.  This demonstrates the efficiencies gained from the new D train.

Labor costs were lower by 5.9% primarily due to lower profit sharing distributions.

Transportation costs were higher by 11.5% due to the increase in volume sold.  The number of railcars shipped increased 13.0% and the number of isocontainers shipped increased 14.9%.  These costs are recovered through the Company’s selling price.

General and Administrative Expense

General and Administrative costs for the first quarter of 2016 from 2015 increased slightly by 1.7% primarily due to higher group insurance premiums.

Depreciation

Depreciation increased 22.1% during the first quarter of 2016 from 2015 primarily due to D train being put into service in late 2015.

Capital Expenditures

Capital Expenditures increased 16.9% during the first quarter of 2016 from 2015 primarily due to improvements in the petrochemical facility as detailed above under “Investing Activities”.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$4,557	$3,358	$1,199	35.7%
Processing	3,578	3,078	500	16.2%
Gross Revenue	$8,135	$6,436	$1,699	26.4%

Cost of Sales	$5,934	$4,431	$1,503	33.9%
General & Administrative Expense	1,169	1,056	113	10.7%
Depreciation and Amortization*	1,051	1,146	(95)	(8.3%)
Capital Expenditures	$1,940	$928	$1,012	109.1%
*Includes $1,031 and $1,126 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

Product sales increased 35.7% during the first quarter of 2016 from the first quarter of 2015 primarily due to other wax sales which we have started distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 49.8%; however, due to competitive situations and a soft market, revenue from these sales only increased 15.4%.

Processing

Processing revenues increased 16.2% during the first quarter of 2016 from the first quarter of 2015 due to a number of new projects and increased volumes with existing customers.  Approximately $1.7 million in processing fees was recognized in both the first quarter of 2016 and 2015 for fees from one of our customers which is paid ratably throughout the year but is recognized annually for accounting purposes.

Cost of Sales

Cost of Sales increased 33.9% during the first quarter of 2016 from the first quarter of 2015 due to increases in material cost, labor, storage, packaging and repairs and maintenance of manufacturing equipment.

Material cost increased approximately 58.2% due to costs associated with the material being distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 15.1% due to increases in overtime, group insurance costs and 401(k) contributions.  Storage fees increased approximately 72.3% due to the increase in inventory which is stored offsite in warehouses.  Packaging supplies increased approximately 55.5% also due to the increase in inventory.  Repairs and maintenance of equipment increased approximately 41.7% primarily due to hydroblasting for tank inspections and repairs, reactor repairs, positioner replacements on equipment, and other various repairs.

General and Administrative Expense

General and Administrative costs for the first quarter of 2016 from 2015 increased 10.7% primarily due to profit sharing accrual, an increase in sales personnel, management fees, and property taxes.

Depreciation

Depreciation decreased 8.3% during the first quarter of 2016 from 2015 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during the first quarter of 2016 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 109.1% during the first quarter of 2016 from the first quarter of 2015 primarily due to expenditures for construction in progress including the hydrogenation project and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$ 1,934	$ 1,813	$ 121	6.7%
Equity in earnings of AMAK	5,367	59	5,308	8996.6%

General and Administrative Expenses

General corporate expenses increased during the first quarter of 2016 from the first quarter 2015 primarily due to increases in directors’ fees, consulting fees, and accounting fees partially offset by decreases in investor relations expenses.  Directors’ fees increased because of the addition of one director and a restricted stock grant to another director.  Accounting fees increased due to costs associated with our investment in AMAK.  Consulting fees increased due to the hiring of compensation consultants to reassess officer compensation.

Equity in Earnings of AMAK

Equity in Earnings of AMAK increased during the first quarter of 2016 from the first quarter of 2015 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During the first quarter of 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses of approximately $16.2 million.  This settlement more than offset AMAK’s first quarter 2016 operating losses as shown in the table below (please see Note 15 to the consolidated financial statements for the impact on our statements):

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Sales	$8,992	$5,301
Gross profit	191	1,712
General, administrative and other	2,147	2,501
Loss from operations	(1,956)	(789)
Gain on settlement with former operator	16,225	-
Net income (loss)	$14,269	$(789)

In November 2015 the decision was made to temporarily close the mine and to terminate the contract with the operator.  This allows AMAK to preserve asset value while the mill and underground assets are returned to their original condition and equipment upgrades are installed.

Renovation work began at the AMAK facility in December 2015 with zinc and copper production expected to resume in the fourth quarter of 2016.  During the renovation, AMAK’s focus remains on improving recoveries overall and upgrading the precious metals circuit through the installation of SART modifications which should lower chemical use; thereby, reducing operating costs once processing resumes.  In addition, processing of the gold-bearing waste dumps from historical mining at the newly acquired Guyan mining license area are also scheduled to begin in the fourth quarter of 2016.  An exploration program for the rest of Guyan mining lease is underway, while a systematic program of infill drilling to extend the overall life of the copper and zinc mine will commence shortly.

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

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 15 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at March 31, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at March 31, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$21,808	$3,581	$6,112	$5,339	$6,776
Long-Term Debt Obligations	80,167	8,333	16,667	55,167	-
Total	$101,975	$11,914	$22,779	$60,506	$6,776

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 8 on page 9 of this Form 10-Q for a detailed discussion.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 10 on pages 10 through 11 of this Form 10-Q.

Interest Rate Risk

Refer to Note 10 on pages 10 through 11 of this Form 10-Q.

There have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Notes 17 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

DATE:  May 6, 2016   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer