Form 10-Q
period 2016-06-30
TRECORA RESOURCES
filed 2016-08-05
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 1, 2016: 24,506,846.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2016 (unaudited)	DECEMBER 31, 2015
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$9,346	$18,623
Trade receivables, net	17,581	19,474
Inventories	20,064	15,804
Prepaid expenses and other assets	2,200	2,392
Taxes receivable	4,921	7,672
Deferred income taxes	2,007	2,116
Total current assets	56,119	66,081

Plant, pipeline and equipment, net	122,547	96,907

Goodwill	21,798	21,798
Other intangible assets, net	23,605	24,549
Investment in AMAK	54,865	47,697
Mineral properties in the United States	588	588
Other assets	130	171

TOTAL ASSETS	$279,652	$257,791
LIABILITIES
Current Liabilities
Accounts payable	$6,284	$8,090
Current portion of derivative instruments	97	118
Accrued liabilities	4,758	4,062
Current portion of post-retirement benefit	388	294
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	904	2,050
Total current liabilities	20,492	22,675

Long-term debt, net of current portion	69,138	73,169
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	25	59
Other liabilities, net of current portion	2,513	2,351
Deferred income taxes	23,856	16,503
Total liabilities	116,673	115,406

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.2 million and 24.1 million shares in 2016 and 2015, respectively	2,451	2,416
Additional paid-in capital	52,213	50,662
Common stock in treasury, at cost 0.3 million shares	(300)	-
Retained earnings	108,326	89,018
Total Trecora Resources Stockholders’ Equity	162,690	142,096
Noncontrolling Interest	289	289
Total equity	162,979	142,385

TOTAL LIABILITIES AND EQUITY	$279,652	$257,791

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$44,366	$56,665	$91,547	$107,206
Processing Fees	4,488	2,685	9,507	7,287
	48,854	59,350	101,054	114,493

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,028, $1,939, $4,247, and $3,965, respectively)	37,280	44,756	77,709	84,776

GROSS PROFIT	11,574	14,594	23,345	29,717

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,491	4,933	10,940	10,108
Depreciation	187	170	364	385
	5,678	5,103	11,304	10,493

OPERATING INCOME	5,896	9,491	12,041	19,224

OTHER INCOME (EXPENSE)
Interest Expense	(607)	(570)	(1,235)	(1,183)
Bargain purchase gain from acquisition	11,549	-	11,549	-
Equity in Earnings (Losses) of AMAK	1,801	(369)	7,168	(310)
Miscellaneous Income (Expense)	123	(33)	110	(1)
	12,866	(972)	17,592	(1,494)

INCOME BEFORE INCOME TAXES	18,762	8,519	29,633	17,730

INCOME TAXES	6,678	2,145	10,325	5,572

NET INCOME	12,084	6,374	19,308	12,158

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$12,084	$6,374	$19,308	$12,158

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.49	$0.26	$0.79	$0.50

Basic Weighted Average Number of Common Shares Outstanding	24,504	24,354	24,494	24,331

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.48	$0.25	$0.77	$0.48

Diluted Weighted Average Number of Common Shares Outstanding	25,185	25,155	25,135	25,150

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	EARNINGS	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2016	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	114	-	-	114	-	114
Issued to Employees	-	-	617	-	-	617	-	617
Issued to Former Director	-	-	48	-	-	48	-	48
Restricted Common Stock
Issued to Directors	-	-	81	-	-	81	-	81
Issued to Employees	-	-	355	-	-	355	-	355
Common stock
Issued to Directors	13	2	58	-	-	60	-	60
Issued to Employees	35	3	8	-	-	11	-	11
Treasury stock transferred from TOCCO to TREC		30	270	(300)		-		-
Net Income	-	-	-	-	19,308	19,308	-	19,308

JUNE 30, 2016	24,206	$2,451	$52,213	$(300)	$108,326	$162,690	$289	$162,979

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$19,308	$12,158
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	3,667	3,409
Amortization of Intangible Assets	944	942
Unrealized Gain on Derivative Instruments	(55)	(289)
Share-based Compensation	1,274	1,289
Deferred Income Taxes	7,462	(69)
Postretirement Obligation	94	4
Bargain purchase gain	(11,549)	-
Equity in (earnings) losses of AMAK	(7,168)	310
Changes in Operating Assets and Liabilities:
Decrease in Trade Receivables	1,893	6,149
Decrease in Taxes Receivable	2,751	434
Increase in Inventories	(4,260)	(2,243)
Increase in Prepaid Expenses and Other Assets	371	404
Decrease in Accounts Payable and Accrued Liabilities	(1,112)	(2,968)
Increase (Decrease) in Other Liabilities	(347)	969

Net Cash Provided by Operating Activities	13,273	20,499

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(16,383)	(16,850)
Cash paid for acquisition of BASF facility	(2,011)	-
Acquisition Goodwill Adjustment	-	(47)
Cash Used in Investing Activities	(18,394)	(16,897)

FINANCING ACTIVITIES
Issuance of Common Stock	11	46
Repayment of Long-Term Debt	(4,167)	(3,500)

Net Cash Used in Financing Activities	(4,156)	(3,454)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,277)	148

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,623	8,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,346	$8,654

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,186	$1,147
Cash payments for taxes, net of refunds	$277	$6,902
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$637	$599
Estimated Earnout Liability (Note 6)	$733	$-

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

Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of results for the year ending December 31, 2016.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States’ sources, and all long-lived assets owned are located in the United States.

In addition the Company owns a 35% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 16 and 19.

Certain reclassifications have been made to the Statements of Income for the three and six months ended June 30, 2015, in order to conform to the three and six months ended June 30, 2016, presentation.  These reclassifications had no effect on net income for the three and six months ended June 30, 2015, as previously reported.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016.  At June 30, 2016, and December 31, 2015, related net loan fees of approximately $0.9 million and $1.2 million, respectively, have been netted against long term debt.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Trade receivables	$17,881	$19,684
Less allowance for doubtful accounts	(300)	(210)
Trade receivables, net	$17,581	$19,474

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 9.

4. INVENTORIES

 Inventories include the following:

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Raw material	$2,957	$2,905
Work in process	18	56
Finished products	17,089	12,843
Total inventory	$20,064	$15,804

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

At June 30, 2016, and December 31, 2015, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated credit agreement.  See Note 9.

Inventory included petrochemical products in transit valued at approximately $2.2 million and $2.7 million at June 30, 2016, and December 31, 2015, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	5,376	4,577
Plant, pipeline and equipment	145,916	128,302
Construction in progress	20,387	8,980
Total plant, pipeline and equipment	173,291	143,471
Less accumulated depreciation	(50,744)	(46,564)
Net plant, pipeline and equipment	$122,547	$96,907

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 9.

Interest capitalized for construction was approximately $41,000 and $72,000 for the three and six months ended June 30, 2016 and $56,000 and $95,000 for the three and six months ended June 30, 2015.

Construction in progress during the first six months of 2016 included equipment purchased for the hydrogenation expansion, the new reformer unit, a new custom processing unit, and a new cooling tower which is associated with our D train expansion.

 In May 2016 we purchased the recently shuttered BASF facility adjacent to our TC facility.  See Note 6 for additional information.

Amortization relating to the platinum catalyst which is included in cost of sales was $25,488 and $21,067 for the three months and $46,555 and $42,135 for the six months ended June 30, 2016, and 2015, respectively.

6. ACQUISITION OF BASF FACILITY

On May 2, 2016, we purchased the idle BASF facility adjacent to our TC facility in exchange for $2.0 million in cash, transaction costs of approximately $11,000 plus an earnout provision calculated through calendar year 2020 based upon revenue generated by the facility but limited to $1.8 million.  The cash payment was funded by working capital. The purchased facility includes production equipment similar to TC’s plus equipment that broadens TC's capabilities and potential markets.  The 6.5-acre site also includes substantial storage capacity, several rail and truck loading sites and utility tie-ins to TC.  The facility began operations in June 2016 in a limited capacity.

We have accounted for the purchase in accordance with the acquisition method of accounting under Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”).  In accordance with ASC 805, we used our best estimates and assumptions to assign fair value to the tangible assets and liabilities acquired at the acquisition date.  These estimates are provisional and may be adjusted in future filings.

The assets and liabilities acquired have been included in our consolidated balance sheets and our consolidated statements of income since the date of acquisition.

We recorded an $11.5 million bargain purchase gain on the transaction as calculated in the table below (in thousands).

Cash paid	$2,011
Estimated earnout liability	733
Purchase Price		$2,744

Fixed assets at FMV
Land	980
Site improvements	30
Buildings	1,350
Production equipment	11,933
		14,293

Bargain purchase gain		$11,549

The business acquired has been idle for the periods presented thus proforma financial presentation would be identical to our consolidated results.  We began operating the new facility in June 2016.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	June 30, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,967)	$14,885
Non-compete agreements	94	(33)	61
Licenses and permits	1,471	(225)	1,246
Developed technology	6,131	(1,073)	5,058
	24,548	(3,298)	21,250
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(3,298)	$23,605

	December 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,404)	$15,448
Non-compete agreements	94	(24)	70
Licenses and permits	1,471	(160)	1,311
Developed technology	6,131	(766)	5,365
	24,548	(2,354)	22,194
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,354)	$24,549

Amortization expense for intangible assets included in cost of sales for the three months ended June 30, 2016, and 2015, was approximately $474,000 and $471,000, respectively and for the six months ended June 30, 2016, and 2015, was approximately $944,000 and $942,000, respectively.

Based on identified intangible assets that are subject to amortization as of June 30, 2016, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter
Customer relationships	$560	$1,123	$1,123	$1,123	$1,123	$9,833
Non-compete agreements	10	19	19	13	-	-
Licenses and permits	63	106	105	106	106	760
Developed technology	306	613	613	613	613	2,300
Total future amortization expense	$939	$1,861	$1,860	$1,855	$1,842	$12,893

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and six months ended June 30, 2016, and 2015, respectively.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$12,084	24,504	$0.49	$6,374	24,354	$0.26

Unvested restricted stock grant		304			148
Dilutive stock options outstanding		377			653

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$12,084	25,185	$0.48	$6,374	25,155	$0.25

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$19,308	24,494	$0.79	$12,158	24,331	$0.50

Unvested restricted stock grant		293			133
Dilutive stock options outstanding		348			686

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$19,308	25,135	$0.77	$12,158	25,150	$0.48

At June 30, 2016, and 2015, 1,368,437 and 1,497,771 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended June 30, 2016, and 2015, include 300,000 shares of the Company that are held in the treasury.  In June 2016 these 300,000 shares previously owned by TOCCO were transferred up to the Company at cost to be held in treasury for future issuances.

9. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of June 30, 2016, and December 31, 2015, there was a long-term amount of $1.0 million outstanding.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of 0.37% is due quarterly on the unused portion of the loan.  At June 30, 2016, approximately $39.0 million was available to be drawn; however, in order to maintain compliance with our covenants, approximately $23.5 million may be drawn.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At June 30, 2016, there was a short-term amount of $7.0 million and a long-term amount of $50.8 million outstanding.  At December 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $54.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a “mini-perm” loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At June 30, 2016, there was a short-term amount of $1.3 million and a long-term amount of $18.0 million outstanding.  At December 31, 2015, there was a short-term amount of $1.3 million and a long-term amount of $18.7 million outstanding.

Debt issuance costs of approximately $0.9 million and $1.2 million for the periods ended June 30, 2016 and December 31, 2015, have been netted against outstanding loan balances per ASU 2015-03 and ASU 2015-15.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At June 30, 2016, and December 31, 2015, the rate was 2.71% and 2.42%, respectively.  We were in compliance with all covenants at June 30, 2016.

10. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2016, and December 31, 2015:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$122	-	$122	-

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$177	-	$177	-

The carrying value of cash and cash equivalents, trade receivables, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt reflects recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables,  accounts payable, accrued liabilities,  other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

Commodity Financial Instruments

We periodically enter into financial instruments to hedge the cost of natural gasoline (the primary feedstock) and natural gas (used as fuel to operate the plant).

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2016, and December 31, 2015, no commodity financial instruments were outstanding.  For additional information see Note 11.

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

11. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the six months ended June 30, 2016, and 2015, represented approximately 61.2% and 69.2% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first quarter of 2016, feedstock prices declined industry-wide but rebounded slightly in the second quarter of 2016.

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

Typically, financial contracts are not designated as hedges.  As of June 30, 2016, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Unrealized gain (loss)	$-	$-	$-	$180
Realized gain (loss)	-	-	-	(180)
Net gain	$-	$-	$-	$-

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended June 30, 2016, and 2015.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three and six months ended June 30, 2016, and 2015.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $2.25 million and $2.75 million at June 30, 2016, and December 31, 2015, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	June 30, 2016	December 31, 2015

Fair value of interest rate swap - liability	$122	$177

Due to the ARC discussed in Note 9, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended June 30, 2016, an unrealized loss of approximately $8,000 and a realized loss of approximately $33,000 were recorded.  For the six months ended June 30, 2016, an unrealized loss of approximately $14,000 and a realized loss of approximately $70,000 were recorded. For the three months ended June 30, 2015, an unrealized loss of approximately $1,000 and a realized loss of approximately $49,000 were recorded. For the six months ended June 30, 2015, an unrealized gain of approximately $9,000 and a realized loss of approximately $101,000 were recorded.

12. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $627,000 and $588,000 during the three months and $1,274,000 and $1,289,000 during the six months ended June 30, 2016, and 2015, respectively, was recognized.

Restricted Stock Awards

On May 17, 2016, we awarded approximately 28,000 shares of restricted stock to a director at a grant date price of $10.68.    The restricted stock award vests over 4 years in 25% increments.  Director’s compensation recognized during the three and six months ended June 30, 2016, was approximately $13,000.

On March 1, 2016, we awarded approximately 135,000 shares of restricted stock to officers at a grant date price of $9.39.    One-half of the restricted stock vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three and six months ended June 30, 2016, was approximately $106,000 and $141,000.

On January 29, 2016, we awarded 35,333 shares of restricted stock to a director at a grant date price of $10.52.  The restricted stock award vests over 5 years in 20% increments with the first tranche issued on January 29, 2016.  Director’s compensation recognized during the three and six months ended June 30, 2016, was approximately $19,000 and $105,000.

Directors’ compensation of approximately $3,000 and $6,000 during the three months and $21,000 and $6,000 during the six months ended June 30, 2016, and 2015, respectively, was recognized related to restricted stock grants vesting through 2020.

Employee compensation of approximately $108,000 and $108,000 during the three months and $215,000 and $179,000 during the six months ended June 30, 2016, and 2015, respectively, was recognized related to restricted stock with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Employee compensation of approximately $0 and $181,000 during the three and six months ended June 30, 2015, for fully vested restricted stock which was awarded to various employees.

Restricted stock activity in the first six months of 2016 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2016	148,040	$14.14
Granted	198,354	9.77
Vested	(42,575)	13.60
Outstanding at June 30, 2016	303,819	$11.37

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2016	1,376,437	$7.68
Granted	--	--
Exercised	(8,000)	2.84
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2016	1,368,437	$7.71	5.6
Exercisable at June 30, 2016	835,937	$7.49	5.6

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $47,000 and $53,000 during the three months and $114,000 and $128,000 during the six months ended June 30, 2016, and 2015,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $309,000 and $309,000 during the three months and $617,000 and $657,000 during the six months ended June 30, 2016, and 2015, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $24,000 and $49,000 was recognized during the three months and six months ended June 30, 2016, and 2015, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 18.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

13. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.  Segment data may include rounding differences.

Our petrochemical segment includes SHR and GSPL.  Our specialty wax segment includes TC which includes the newly acquired plant discussed in Note 6.  We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$39,202	$5,164	$-	$44,366
Processing fees	2,419	2,069	-	4,488
Net revenues	41,621	7,233	-	48,854
Operating profit before depreciation and amortization	9,476	584	(1,949)	8,111
Operating profit (loss)	8,048	(196)	(1,956)	5,896
Depreciation and amortization	1,428	780	7	2,215
Capital expenditures	5,739	5,053		10,792

	Six Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$81,826	$9,721	$-	$91,547
Processing fees	3,860	5,647	-	9,507
Net revenues	85,686	15,368	-	101,054
Operating profit before depreciation and amortization	17,886	2,647	(3,881)	16,652
Operating profit (loss)	15,122	816	(3,897)	12,041
Depreciation and amortization	2,764	1,831	16	4,611
Capital expenditures	11,401	6,993		18,394

	Three Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$52,342	$4,323	$-	$56,665
Processing fees	1,521	1,164	-	2,685
Net revenues	53,863	5,487	-	59,350
Operating profit before depreciation and amortization	12,850	429	(1,679)	11,600
Operating profit (loss)	11,902	(732)	(1,679)	9,491
Depreciation and amortization	948	1,161	-	2,109
Capital expenditures	6,204	2,903		9,107

	Six Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$99,525	$7,681	$-	$107,206
Processing fees	3,045	4,242	-	7,287
Net revenues	102,570	11,923	-	114,493
Operating profit before depreciation and amortization	24,562	2,503	(3,491)	23,574
Operating profit (loss)	22,519	196	(3,491)	19,224
Depreciation and amortization	2,043	2,307	-	4,350
Capital expenditures	13,019	3,831		16,850

	June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$45,403	$-	$-	$45,403
Total assets	204,114	102,452	102,719	(129,633)	279,652

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2011 through 2014 remain open for examination in various tax jurisdictions in which we operate.  As of June 30, 2016, and December 31, 2015, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction.

15. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 12 and 18.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of June 30, 2016, and 2015, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

16. INVESTMENT IN AMAK

As of June 30, 2016, and December 31, 2015, the Company had a non-controlling equity interest (35%) in AMAK of approximately $54.9 million and $47.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2016.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Sales	$610	$13,283	$9,602	$18,584
Gross profit (loss)	(3,000)	1,034	(2,809)	2,746
General, administrative and other expenses	2,043	3,036	4,189	5,538
Loss from operations	$(5,043)	$(2,002)	$(6,998)	$(2,792)
Gain on settlement with former operator	9,195	-	25,421	-
Net income (loss)	$4,152	$(2,002)	$18,423	$(2,792)

Gain on settlement with former operator of approximately $9.2 million during the three months ended and $25.4 million during the six months ended June 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses and recognition of spare part inventory.

Depreciation and amortization was $2.4 million and $5.9 million for the three months and $5.1 million and $11.0 million for the six months ended June 30, 2016, and 2015, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Net income before depreciation and amortization	$6,223	$3,903	$23,201	$8,223

Financial Position

	June 30,	December 31,
	2016	2015
	(Thousands of Dollars)
Current assets	$18,746	$26,078
Noncurrent assets	263,446	259,527
Total assets	$282,192	$285,605

Current liabilities	$2,654	$22,740
Long term liabilities	87,935	89,364
Shareholders' equity	191,603	173,501
	$282,192	$285,605

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and six months ended June 30, 2016, and 2015, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$1,464	$(706)	$6,494	$(984)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	674	674
Equity in earnings (loss) of AMAK	$1,801	$(369)	$7,168	$(310)

See our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $33,000 and $25,000 during the six months ended June 30, 2016, and 2015, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

Consulting fees of approximately $15,000 and $ 0 were incurred during the three months and $37,000 and $0 during the six months ended June 30, 2016, and 2015, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.

18. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at June 30, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

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

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $154,000 and $192,000 for the three months and $301,000 and $329,000 for the six months ended June 30, 2016, and 2015, respectively.

19. SUBSEQUENT EVENTS

In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Arab Mining Co. (“Armico”) purchased 3.75 million shares at 20 Saudi Riyals per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%.

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

The drop in petroleum prices, which began in mid-September of 2014 and continued into 2016, reduced our average feedstock price per gallon approximately 21% over the second quarter of 2015.  However feedstock price per gallon the second quarter of 2016 was up approximately 8% over the first quarter of 2016. The formulas we use to sell the majority of our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.

Review of Second Quarter and Year-to-Date 2016 Results

We reported second quarter 2016 earnings of $12.1 million up from $6.4 million from the second quarter of 2015. We recorded a bargain purchase gain on the BASF acquisition of $11.5 million during the second quarter of 2016.  Diluted earnings per share of $0.48 were reported for 2016, up from $0.25 in 2015.  Sales volume of our petrochemical products decreased 13.3%, and sales revenue from our petrochemical products decreased 25.1% as compared to the second quarter of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 11% over the second quarter of 2015.

We reported year-to-date 2016 earnings of $19.3 million up from $12.2 million from the first half of 2015. Again, the bargain purchase gain of $11.5 million impacted our 2016 earnings.  Diluted earnings per share of $0.77 were reported for 2016, up from $0.48 from 2015.  Sales volume of our petrochemical products decreased 0.9%, and sales revenue from our petrochemical products decreased 17.8% as compared to the first half of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 3% over the first half of 2015.

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK’s earnings and losses or gains from equity issuances and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK’s earnings and losses and plus or minus tax effected gains or losses on acquisitions.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measure by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three months ended June 30,			Six months endedJune 30,
	2016		2015	2016	2015
Net Income		$12,084	$6,374	$19,308	$12,158

Interest expense		607	570	1,235	1,183
Depreciation and amortization		2,215	2,109	4,611	4,350
Income tax expense		6,678	2,145	10,325	5,572
EBITDA		$21,584	$11,198	$35,479	$23,263

Share-based compensation		627	764	1,274	1,289
Bargain purchase gain on BASF acquisition		(11,549)	-	(11,549)	-
Equity in (earnings) losses of AMAK		(1,801)	369	(7,168)	310
Adjusted EBITDA		$8,861	$12,331	$18,036	$24,862

Net Income		$12,084	$6,374	$19,308	$12,158

Equity in (earnings) losses of AMAK	$	(1,801)	$369	$(7,168)	$310
Bargain purchase gain on BASF acquisition		(11,549)	-	(11,549)	-
Total of equity in (earnings) losses and gain on acquisition		(13,350)	$369	(18,717)	310
Taxes at statutory rate of 35%		4,673	(129)	6,551	(109)
Tax effected equity in (earnings) losses and gain on acquisition		(8,677)	240	(12,166)	201
Adjusted Net Income		$3,407	$6,614	$7,142	$12,359

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2016	December 31, 2015	June 30, 2015
Days sales outstanding in accounts receivable	31.7	29.4	35.0
Days sales outstanding in inventory	36.1	23.8	23.8
Days sales outstanding in accounts payable	11.3	12.2	12.9
Days of working capital	56.5	41.0	45.8

Our days sales outstanding in accounts receivable remained fairly consistent.  Our days sales outstanding in inventory increased as of the end of the second quarter of 2016 primarily due a change to our inventory policy at SHR (maintain at least 20 days of finished product inventory) particularly while different units are down for inspection, maintenance and upgrades.  This work was completed in July.  We also like to keep additional inventory in the June through November time period which is hurricane season in the Gulf of Mexico.  Our days sales outstanding in accounts payable was down slightly from year-end 2015 due to slower construction expenses being incurred for capital projects.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents decreased $9.3 million during the six months ended June 30, 2016, as compared to an increase of $0.1 million for the six months ended June 30, 2015.

The change in cash and cash equivalents is summarized as follows:

	2016	2015
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$13,273	$20,499
Investing activities	(18,394)	(16,897)
Financing activities	(4,156)	(3,454)
Increase (decrease) in cash and equivalents	$(9,277)	$148
Cash and cash equivalents	$9,346	$8,654

Operating Activities

Cash provided by operating activities totaled $13.3 million for the first half of 2016 $7.2 million lower than 2015.    For the first half of 2016 net income increased by approximately $7.2 million as compared to the corresponding period of 2015. Major non-cash items affecting income included increases in deferred taxes of $7.5 million, bargain purchase gain from the BASF acquisition of $11.5 million, and equity in earnings of AMAK of $7.5 million.

Factors leading to a decrease in cash provided by operating activities included:

•
Trade receivables decreased approximately $1.9 million (due to a decrease in sales volume and prices from fourth quarter 2015) as compared to a decrease of approximately $6.1 million in 2015 (due to a decrease in sales volume from fourth quarter 2014),

•
Inventory increased approximately $4.3 million (due to lower sales volume and  a new policy regarding safety stock) as compared to an increase of approximately $2.2 million in 2015 (due to lower sales volume and increased raw material purchases), and

•
Other liabilities increased approximately $0.4 million (due to payments received from processing customers and the recognition of deferred revenue from BASF due to the acquisition) as compared to a decrease of approximately $1.0 million in 2015 (due to payments received from processing customers).

These uses of cash were partially offset by the following increases in cash provided by operations:

•
Accounts payable and accrued liabilities decreased approximately $1.1 million (due to reduced construction expenditures and a decreased accrual for feedstock purchases) as compared to a decrease of approximately $3.0 million in 2015 (due to the variability in payment dates and decreases in federal and state taxes and officer compensation accruals) and

•
Income tax receivable decreased approximately $2.8 million (due to the overpayment being applied to 2016 estimated taxes) as compared to a decreased of approximately $0.4 million in 2015 (due to a smaller overpayment being applied to 2015 estimated taxes).

Investing Activities

Cash used by investing activities during the first half of 2016 was approximately $18.4 million, representing an increase of approximately $1.5 million over the corresponding period of 2015. During the first half of 2016 we purchased equipment for the hydrogenation expansion, construction of the new reformer unit, a new cooling tower, and the new custom processing unit; upgraded roads throughout the petrochemical facility; continued to make improvements to storage; purchased the BASF facility; and made various other facility improvements.  Some of the expenditures in 2016 were budgeted under our D train expansion.  During the first half of 2015 we purchased equipment for the D train expansion, tank farm improvements, spare equipment, various facility upgrades, hydrogenation expansion and improvements at our specialty wax facility.

Financing Activities

Cash used by financing activities during the first half of 2016 was approximately $4.2 million versus cash used of $3.5 million during the corresponding period of 2015.  During 2016 we made principal payments on our acquisition loan of $3.5 million and our term debt of $0.7 million.  During 2015 we made principal payments on our acquisition loan of $3.5 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$39,202	$52,342	$(13,140)	(25.1%)
Processing	2,419	1,521	898	59.0%
Gross Revenue	$41,621	$53,863	$(12,242)	(22.7%)

Volume of Sales (gallons)
Petrochemical Products	17,000	19,603	(2,603)	(13.3%)

Cost of Sales	$31,041	$39,588	$(8,547)	(21.6%)
Gross Margin	25.4%	26.5%		(1.1%)
Total Operating Expense**	13,639	13,113	526	4.0%
Natural Gas Expense**	641	962	(321)	(33.4%)
Operating Labor Costs**	3,988	4,028	(40)	(1.0%)
Transportation Costs**	5,676	5,515	161	2.9%
General & Administrative Expense	2,370	2,226	144	6.5%
Depreciation and Amortization*	1,428	949	479	50.5%
Capital Expenditures	$5,739	$6,204	$(465)	(7.5%)
*Includes $1,264 and $801 for 2016 and 2015, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the second quarter of 2016 from 2015 by approximately 22.7% due to a decrease in volumes of 13.3% and a decrease in the average selling price of 13.1%.

Petrochemical Product Sales

Petrochemical product sales decreased by 25.1% during the second quarter of 2016 from 2015 due to a decrease in the average selling price of 13.1% and a decrease in volume sold of 13.3%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  Sales volume decreased primarily due to one customer’s involuntary shutdown in Canada, one customer using a local supplier, and another customer temporarily increasing their efficiency.  Foreign sales volume increased to 21.4% of total petrochemical volume from 19.4% in second quarter 2015.

Processing

Processing revenues increased 59.0% during the second quarter of 2016 from 2015 due to fees associated with a customer who reimburses us for installation expenses plus a markup.

Cost of Sales

Cost of Sales decreased 21.6% during the second quarter of 2016 from 2015 due to the decrease in NGL prices as mentioned above and a decrease in volume.  Our average feedstock cost per gallon decreased 21.4% and volume processed decreased

7.3%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  Our advanced reformer unit (due online in mid-2017) will allow us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.
Total Operating Expense

Total Operating Expense increased 4.0% during the second quarter of 2016 from 2015.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 33.4% during 2016 from 2015 due to a decrease in the average per unit cost and lower consumption.  The average price per MMBTU for the second quarter of 2016 was $2.07 whereas, for 2015 the per-unit cost was $2.94. Volume decreased to approximately 309,000 MMBTU from about 334,000 MMBTU.

Labor costs were lower by 1.0% primarily due to lower profit sharing distributions.

Depreciation was higher by 50.3% during the second quarter of 2016 from 2015 primarily due to D train coming online, and depreciation beginning on it late in 2015.

Transportation costs were higher by 2.9% primarily due to an increase in the number of railcars in our fleet.  We are in the process of upgrading our fleet of leased cars; therefore, as cars come in, others are returned.  There is some overlap which caused an increase in the lease amount.

During the second quarter of 2016 we also saw increases in plant maintenance and repairs due to turnarounds on two of our penhex trains and safety expenses due to additional training for personnel.

General and Administrative Expense

General and Administrative costs for the second quarter of 2016 from 2015 increased by 6.5% primarily due to higher group insurance premiums and an increase in our allowance for doubtful accounts.

Depreciation

Depreciation increased 50.5% during the second quarter of 2016 from 2015 primarily due to D train being put into service in late 2015.

Capital Expenditures

Capital Expenditures decreased 7.5% during the second quarter of 2016 from 2015 primarily due to the D train project being completed in late 2015 and the new reformer unit project just getting underway in 2016.  See additional detail above under “Investing Activities”.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$5,164	$4,323	$841	19.5%
Processing	2,069	1,164	905	77.8%
Gross Revenue	$7,233	$5,487	$1,746	31.8%

Cost of Sales	$6,239	$5,168	$1,071	20.7%
Gross Margin	13.7%	5.8%		7.9%
General & Administrative Expense	1,175	1,028	147	14.3%
Depreciation and Amortization*	780	1,161	(381)	(32.8%)
Capital Expenditures	$5,053	$2,903	$2,150	74.1%
*Includes $765 and $1,138 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

Product sales increased 19.5% during the second quarter of 2016 from the second quarter of 2015 primarily due to on-purpose PE wax sales which we have started distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 42.6%; however, due to competitive situations, a soft market, and to minimize finished product inventories revenue from these sales only increased 1.7%.  In order to strive to work down wax inventories we continue to increase sales volumes of our low quality wax (which requires significantly less processing and carries a positive gross margin).  As we gain more approvals of our new higher quality wax products, we will substitute the low quality wax sales with these higher value products.  We continued to make good progress in our target markets in the second quarter of 2016 – trials and small orders for our newest Fischer Tropsch substitute wax in Hot Melt Adhesives; new qualification and increased volumes in PVC lubricants and our European distributor increased sales by over half a million pounds over first quarter of 2016 (their new sales person appointed earlier this year is showing very solid results).

Processing

Processing revenues increased 77.8% during the second quarter of 2016 from the second quarter of 2015 increased volumes with existing customers and a number of new contracts and small trials.

Cost of Sales

Cost of Sales increased 20.7% during the second quarter of 2016 from the second quarter of 2015 due to increases in material cost, labor, and storage.  Material cost increased approximately 136.9% due to material costs associated with the on-purpose PE wax sales we distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 11.0% due to increases in overtime, group insurance costs and 401(k) contributions.  A seven day complete shutdown and maintenance turnaround was executed in May 2016.  Storage fees increased approximately 79.7% due to the increase in inventory which is stored onsite and offsite in warehouses.

General and Administrative Expense

General and Administrative costs for the second quarter of 2016 from 2015 increased 14.3% primarily due to an increase in sales personnel, management fees, legal fees, and property taxes.

Depreciation

Depreciation decreased 32.8% during the second quarter of 2016 from 2015 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during the second quarter of 2016 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 74.1% during the second quarter of 2016 from the second quarter of 2015 primarily due to expenditures for construction in progress including the hydrogenation and distillation project and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$1,946	$1,679	$267	15.9%
Equity in earnings (losses) of AMAK	1,801	(369)	2,170	(588.1%)

General and Administrative Expenses

General corporate expenses increased during the second quarter of 2016 from the second quarter 2015 primarily due to increases in officer compensation, directors’ fees, post retirement benefits, and consulting fees partially offset by decreases in investor relations expenses.  Officer compensation increased because of a restricted stock grant.  Directors’ fees increased because of the addition of one director and a restricted stock grant to another director. Post retirement benefits increased due to an agreement with the former CEO to provide health benefits.  Consulting fees increased due to the hiring of compensation consultants to reassess officer compensation and the former CEO being utilized as a consultant.

Equity in Earnings of AMAK

Equity in Earnings of AMAK increased during the second quarter of 2016 from the second quarter of 2015 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During the second quarter of 2016 AMAK valued spare parts which were transferred to its possession from the former operator in the amount of $9.2 million.  This settlement more than offset AMAK’s second quarter 2016 operating losses as shown in the table below (please see Note 16 to the consolidated financial statements for the impact on our statements):

	Three Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Sales	$610	$13,283
Gross profit	(3,000)	1,034
General, administrative and other	2,361	3,036
Loss from operations	(5,361)	(2,002)
Gain on settlement with former operator	9,195	-
Net income (loss)	$3,834	$(2,002)

In November 2015 the decision was made to temporarily close the mine and to terminate the contract with the operator.  This allows AMAK to preserve asset value while the mill and underground assets are returned to their original condition and equipment upgrades are installed.  Additionally in November 2015, AMAK received formal approval for new licenses that included an additional 151 square kilometers (km2) of territory close to AMAK's prior 44 km2 mine.  The additional territory comprised the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease which has potential for significant gold recovery.

Renovation and refurbishment work is well underway, and zinc and copper production are expected to resume in the fourth quarter of 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area are scheduled to begin in late third quarter or early fourth quarter 2016.  An exploration program for the rest of Guyan mining lease is progressing well, while a systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated.

Comparison of Six Months Ended June 30, 2016 and 2015

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$81,826	$99,525	$(17,699)	(17.8%)
Processing	3,860	3,045	815	26.8%
Gross Revenue	$85,686	$102,570	$(16,884)	(16.5%)

Volume of Sales (gallons)
Petrochemical Products	37,353	37,707	(354)	(0.9%)

Cost of Sales	$65,536	$75,177	$(9,641)	(12.8%)
Gross margin	23.5%	26.7%		(3.2%)
Total Operating Expense**	26,841	26,200	641	2.4%
Natural Gas Expense**	1,413	2,270	(857)	(37.8%)
Operating Labor Costs**	7,809	8,090	(281)	(3.5%)
Transportation Costs**	11,149	10,423	726	7.0%
General & Administrative Expense	5,028	4,876	152	3.1%
Depreciation and Amortization*	2,764	2,044	720	35.2%
Capital Expenditures	$11,401	$13,019	$(1,618)	(12.4%)
*Includes $2,452 and $1,701 for 2016 and 2015, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first half of 2016 from 2015 by approximately 16.5% primarily due to a decrease in the average selling price of 17.0%.

Petrochemical Product Sales

Petrochemical product sales decreased by 17.8% during the first half of 2016 from 2015 due to a decrease in the average selling price of 17.0%.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices continued to fall during the first quarter but rose during the second quarter reflecting the instability in petroleum prices.  Sales volume remained relatively flat.  Foreign sales volume decreased to 21.0% of total petrochemical volume from 23.7% in first half 2015.

Processing

Processing revenues increased 26.8% during the first half of 2016 from 2015 due to fees associated with a new customer who reimburses us for installation expenses plus a markup.

Cost of Sales

Cost of Sales decreased 12.8% during the first half of 2016 from 2015 due to the decrease in NGL prices as mentioned above.  Our average feedstock cost per gallon decreased 19.5%; whereas volume processed increased 5.0%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 93% with the price of crude oil.  Our advanced reformer unit (due online in mid-2017) will allow us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense increased 2.4% during the first half of 2016 from 2015.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 37.8% during 2016 from 2015 due to a decrease in the average per unit cost and lower consumption.  The average price per MMBTU for the first half of 2016 was $2.23 whereas, for 2015 the per-unit cost was $3.13. Volume decreased to approximately 658,000 MMBTU from about 707,000 MMBTU.

Labor costs were lower by 3.5% primarily due to lower profit sharing distributions and less overtime incurred.

Transportation costs were higher by 7.0% due to an increase in the number of railcars in our fleet as mentioned above.  We are in the process of upgrading our fleet of leased cars; therefore, as cars come in, others are returned.  There is some overlap which caused an increase in the lease amount.

During the first half of 2016 we also saw increases in plant maintenance and repairs due to turnarounds on two of our penhex trains and safety expenses due to additional training for personnel.

General and Administrative Expense

General and Administrative costs for the first half of 2016 from 2015 increased by 3.1% primarily due to higher group insurance premiums.

Depreciation

Depreciation increased 35.2% during the first half of 2016 from 2015 primarily due to D train being put into service in late 2015.

Capital Expenditures

Capital Expenditures decreased 12.4% during the first half of 2016 from 2015 primarily due to the D train project being completed in late 2015 and the new reformer unit project just getting underway in 2016.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$9,721	$7,681	$2,040	26.6%
Processing	5,647	4,242	1,405	33.1%
Gross Revenue	$15,368	$11,923	$3,445	28.9%

Cost of Sales	$12,172	$9,599	$2,573	26.8%
Gross Margin	20.8%	19.5%		1.3%
General & Administrative Expense	2,344	2,084	260	12.5%
Depreciation and Amortization*	1,831	2,307	(476)	(20.6%)
Capital Expenditures	$6,993	$3,831	$3,162	82.5%
*Includes $1,795 and $2,265 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

Product sales increased 26.6% during the first half of 2016 from the first half of 2015 primarily due to on-purpose PE wax sales which we have started distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 45.7%; however, due to competitive situations, a soft market, and to minimize finished product inventories revenue from these sales only increased 7.6%.   As mentioned above, in order to strive to work down wax inventories we continue to increase sales volumes of our low quality wax (which requires significantly less processing and carries a positive gross margin).  As we gain more approvals of our new higher quality wax products, we will substitute the low quality wax sales with these higher value products.  We continued to make good progress in our target markets in the first half of 2016 –trial quantities and small orders for our newest Fischer Tropsch substitute wax in Hot Melt Adhesives have been shipped to several customers; new qualification and increased volumes in PVC lubricants to several customers; trial quantities shipped for asphalt, road marking, and color concentrate customers; and 2 new customers gained in the European market.

Processing

Processing revenues increased 33.1% during the first half of 2016 from the first half of 2015 due to increased volumes with existing customers and a number of new contracts and small trials.  Approximately $1.7 million in processing fees was recognized in both the first half of 2016 and 2015 for fees from one of our customers which is paid ratably throughout the year but is recognized annually for accounting purposes.  This contract terminated in the first quarter of 2016.

Cost of Sales

Cost of Sales increased 26.8% during the first half of 2016 from the first half of 2015 due to increases in material cost, labor, storage, packaging and repairs and maintenance of manufacturing equipment.

Material cost increased approximately 137.8% due to material costs associated the on-purpose PE wax sales we distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 14.1% due to increases in overtime, group insurance costs and 401(k) contributions.  Storage fees increased approximately 89.2% due to the increase in inventory which is stored onsite and offsite in warehouses.  Packaging supplies increased approximately 74.4% also due to the increase in inventory.  Repairs and maintenance of equipment increased approximately 32.1% primarily due to hydroblasting for tank inspections and repairs, reactor repairs, positioner replacements on equipment, and other various repairs.  A 7-day complete shutdown and maintenance turnaround was executed in May 2016.

General and Administrative Expense

General and Administrative costs for the first half of 2016 from 2015 increased 12.5% primarily due to profit sharing distribution, an increase in sales personnel, management fees, and property taxes.

Depreciation

Depreciation decreased 20.6% during the first half of 2016 from 2015 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during the first half of 2016 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 82.5% during the first half of 2016 from the first quarter of 2015 primarily due to expenditures for construction in progress including the hydrogenation and distillation project and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$3,880	$3,492	$388	11.1%
Equity in earnings (losses) of AMAK	7,168	(310)	7,478	(2,412.3%)

General and Administrative Expenses

General corporate expenses increased during the first half of 2016 from the first half 2015 primarily due to increases in officer compensation, directors’ fees, post retirement expense, consulting fees, and accounting fees partially offset by decreases in investor relations expenses.  Officer compensation increased because of a restricted stock grant.  Directors’ fees increased because of the addition of one director and a restricted stock grant to another director. Post retirement benefits increased due to an agreement with the former CEO to provide health benefits.  Consulting fees increased due to the hiring of compensation consultants to reassess officer compensation and the former CEO being utilized as a consultant.   Accounting fees increased due to costs associated with our investment in AMAK.

Equity in Earnings of AMAK

Equity in Earnings of AMAK increased during the first half of 2016 from the first half of 2015 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During the first half of 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses and recapture of supplies into inventory of approximately $25.4 million.  This settlement more than offset AMAK’s first half 2016 operating losses as shown in the table below (please see Note 16 to the consolidated financial statements for the impact on our statements):

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Sales	$9,602	$18,584
Gross profit (loss)	(2,809)	2,746
General, administrative and other	4,509	5,538
Loss from operations	(7,318)	(2,792)
Gain on settlement with former operator	25,421	-
Net income (loss)	$18,103	$(2,792)

In November 2015 the decision was made to temporarily close the mine and to terminate the contract with the operator.  This allows AMAK to preserve asset value while the mill and underground assets are returned to their original condition and equipment upgrades are installed.  Additionally in November 2015, AMAK received formal approval for new licenses that included an additional 151 square kilometers (km2) of territory close to AMAK's prior 44 km2 mine.  The additional territory comprised the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease which has potential for significant gold recovery.

Renovation and refurbishment work is well underway, and zinc and copper production expected to resume in the fourth quarter of 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area are scheduled to begin in late third quarter or early  fourth quarter 2016.  An exploration program for the rest of Guyan mining lease is progressing well, while a systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated.

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 18 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at June 30, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at June 30, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$20,970	$3,503	$6,030	$5,248	$6,189
Long-Term Debt Obligations	78,083	8,333	16,667	53,083	-
Total	$99,053	$11,836	$22,697	$58,331	$6,189

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 9 on page 10 of this Form 10-Q for a detailed discussion.

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 18 to the consolidated financial statements.

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

DATE:  August 5, 2016   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Connie Cook
                                     Connie Cook
                                     Chief Financial Officer