Form 10-Q
period 2016-09-30
TRECORA RESOURCES
filed 2016-11-04
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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
Yes  No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 1, 2016: 24,506,846.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2016 (unaudited)	DECEMBER 31, 2015
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$7,587	$18,623
Trade receivables, net	19,829	19,474
Inventories	18,376	15,804
Prepaid expenses and other assets	3,939	2,392
Taxes receivable	3,578	7,672
Deferred income taxes	1,703	2,116
Total current assets	55,012	66,081

Plant, pipeline and equipment, net	129,738	96,907

Goodwill	21,798	21,798
Other intangible assets, net	23,134	24,549
Investment in AMAK	52,776	47,697
Mineral properties in the United States	588	588
Other assets	109	171

TOTAL ASSETS	$283,155	$257,791
LIABILITIES
Current Liabilities
Accounts payable	$9,229	$8,090
Current portion of derivative instruments	80	118
Accrued liabilities	4,228	4,062
Current portion of post-retirement benefit	480	294
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	771	2,050
Total current liabilities	22,849	22,675

Long-term debt, net of current portion	70,123	73,169
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	8	59
Other liabilities, net of current portion	2,383	2,351
Deferred income taxes	22,817	16,503
Total liabilities	118,829	115,406

EQUITY
Common stock-authorized 40 million shares of $.10 par value; issued and outstanding 24.2 million and 24.1 million shares in 2016 and 2015, respectively	2,451	2,416
Additional paid-in capital	52,804	50,662
Common stock in treasury, at cost 0.3 million shares	(284)	-
Retained earnings	109,066	89,018
Total Trecora Resources Stockholders’ Equity	164,037	142,096
Noncontrolling Interest	289	289
Total equity	164,326	142,385

TOTAL LIABILITIES AND EQUITY	$283,155	$257,791

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$52,115	$63,190	$143,662	$170,396
Processing Fees	5,027	3,748	14,534	11,035
	57,142	66,938	158,196	181,431

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,373, $2,118, $6,620, and $6,083, respectively)	48,237	50,903	125,946	135,679

GROSS PROFIT	8,905	16,035	32,250	45,752

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,585	4,778	15,525	14,886
Depreciation	192	194	556	579
	4,777	4,972	16,081	15,465

OPERATING INCOME	4,128	11,063	16,169	30,287

OTHER INCOME (EXPENSE)
Interest Expense	(568)	(535)	(1,803)	(1,718)
Bargain purchase gain from acquisition	-	-	11,549	-
Equity in Earnings (Losses) of AMAK	(2,089)	(2,054)	5,079	(2,364)
Miscellaneous Income (Expense)	(72)	7	38	6
	(2,729)	(2,582)	14,863	(4,076)

INCOME BEFORE INCOME TAXES	1,399	8,481	31,032	26,211

INCOME TAXES	659	3,163	10,984	8,735

NET INCOME	740	5,318	20,048	17,476

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$740	$5,318	$20,048	$17,476

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.03	$0.22	$0.82	$0.72

Basic Weighted Average Number of Common Shares Outstanding	24,507	24,369	24,498	24,344

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.03	$0.21	$0.80	$0.69

Diluted Weighted Average Number of Common Shares Outstanding	25,205	25,228	25,158	25,176

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	EARNINGS	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2016	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	143	-	-	143	-	143
Issued to Employees	-	-	926	-	-	926	-	926
Issued to Former Director	-	-	48	-	-	48	-	48
Restricted Common Stock
Issued to Directors	-	-	137	-	-	137	-	137
Issued to Employees	-	-	568	-	-	568	-	568
Common stock
Issued to Directors	13	2	58	-	-	60	-	60
Issued to Employees	51	3	(8)	16	-	11	-	11
Treasury stock transferred from TOCCO to TREC		30	270	(300)		-		-
Net Income	-	-	-	-	20,048	20,048	-	20,048

SEPTEMBER 30, 2016	24,222	$2,451	$52,804	$(284)	$109,066	$164,037	$289	$164,326

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$20,048	$17,476
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	5,761	5,231
Amortization of Intangible Assets	1,415	1,217
Unrealized Gain on Derivative Instruments	(89)	(332)
Share-based Compensation	1,882	1,794
Deferred Income Taxes	6,728	(231)
Postretirement Obligation	186	6
Bargain purchase gain	(11,549)	-
Equity in (earnings) losses of AMAK	(5,079)	2,364
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(355)	5,441
Decrease in Taxes Receivable	4,094	434
(Increase) Decrease in Inventories	(2,573)	302
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,281)	112
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,304	(342)
Increase (Decrease) in Other Liabilities	(418)	1,690

Net Cash Provided by Operating Activities	20,074	35,162

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(25,860)	(23,540)
Cash paid for acquisition of BASF facility	(2,011)	-
Acquisition Goodwill Adjustment	-	(47)
Cash Used in Investing Activities	(27,871)	(23,587)

FINANCING ACTIVITIES
Issuance of Common Stock	11	46
Addition to Long-Term Debt	3,000	-
Repayment of Long-Term Debt	(6,250)	(5,250)

Net Cash Used in Financing Activities	(3,239)	(5,204)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,036)	6,371

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,623	8,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,587	$14,877

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,804	$1,147
Cash payments for taxes, net of refunds	$277	$6,902
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$829	$599
Estimated Earnout Liability (Note 6)	$733	$-

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

This document includes the following abbreviations:
(1) TREC – Trecora Resources
(2) TOCCO – Texas Oil & Chemical Co. II, Inc. - Wholly owned subsidiary of TREC and parent of SHR and TC
(3) SHR – South Hampton Resources, Inc. – Petrochemical segment and parent of GSPL
(4) GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5) TC – Trecora Chemical, Inc. – Specialty wax segment
(6) AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 33% ownership
(7) PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership

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

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of results for the year ending December 31, 2016.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States’ sources, and all long-lived assets owned are located in the United States.

In addition the Company owns a 33% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 16.

Certain reclassifications have been made to the Statements of Income for the three and nine months ended September 30, 2015, in order to conform with the presentation of the three and nine months ended September 30, 2016.  These reclassifications had no effect on the previously reported net income for the three and nine months ended September 30, 2015, as previously reported.

In addition, certain reclassifications have been made to the Consolidated Balance Sheets for the year ended December 31, 2015, related to our adoption of ASU 2015-03 and ASU 2015-15 as noted below in Note 2.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU 2015-15 at and for the nine months ended September 30, 2016.  At September 30, 2016, and December 31, 2015, related net loan fees of approximately $0.8 million and $1.2 million, respectively, have been netted against long term debt.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2016	December 31, 2015
	(thousands of dollars)
Trade receivables	$20,129	$19,684
Less allowance for doubtful accounts	(300)	(210)
Trade receivables, net	$19,829	$19,474

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 9.

4. INVENTORIES

Inventories include the following:

	September 30, 2016	December 31, 2015
	(thousands of dollars)
Raw material	$2,074	$2,905
Work in process	72	56
Finished products	16,230	12,843
Total inventory	$18,376	$15,804

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

At September 30, 2016, and December 31, 2015, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated credit agreement.  See Note 9.

Inventory included petrochemical products in transit valued at approximately $2.8 million and $2.7 million at September 30, 2016, and December 31, 2015, respectively.

5. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	5,376	4,577
Plant, pipeline and equipment	153,529	128,302
Construction in progress	22,207	8,980
Total plant, pipeline and equipment	182,724	143,471
Less accumulated depreciation	(52,986)	(46,564)
Net plant, pipeline and equipment	$129,738	$96,907

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 9.

Interest capitalized for construction was approximately $52,000 and $124,000 for the three and nine months ended September 30, 2016 and $27,000 and $122,000 for the three and nine months ended September 30, 2015.

Construction in progress during the first nine months of 2016 included equipment purchased for the hydrogenation expansion at the TC facility, the new reformer unit,  and a new cooling tower for D train, both at SHR.

In May 2016 we purchased the recently shuttered BASF facility adjacent to our TC facility.  See Note 6 for additional information.

Amortization relating to the platinum catalyst which is included in cost of sales was approximately $25,000 and $21,000 for the three months and approximately $72,000 and $63,000 for the nine months ended September 30, 2016, and 2015, respectively.

6. ACQUISITION OF BASF FACILITY

On May 2, 2016, we purchased the idle BASF facility adjacent to our TC facility in exchange for $2.0 million in cash, transaction costs of approximately $11,000 plus an earnout provision calculated through calendar year 2020 based upon revenue generated by the facility but limited to $1.8 million.  The cash payment was funded by working capital. The purchased facility includes production equipment similar to TC’s plus equipment that broadens TC's capabilities and potential markets.  The 6.5-acre site also includes substantial storage capacity, several rail and truck loading sites and utility tie-ins to TC.  We refer to the facility as “B Plant”.

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

Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	September 30, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,247)	$14,605
Non-compete agreements	94	(38)	56
Licenses and permits	1,471	(258)	1,213
Developed technology	6,131	(1,226)	4,905
	24,548	(3,769)	20,779
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(3,769)	$23,134

	December 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,404)	$15,448
Non-compete agreements	94	(24)	70
Licenses and permits	1,471	(160)	1,311
Developed technology	6,131	(766)	5,365
	24,548	(2,354)	22,194
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,354)	$24,549

Amortization expense for intangible assets included in cost of sales for the three months ended September 30, 2016, and 2015, was approximately $471,000 and $471,000, respectively and for the nine months ended September 30, 2016, and 2015, was approximately $1,415,000 and $1,413,000, respectively.

Based on identified intangible assets that are subject to amortization as of September 30, 2016, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2016	2017	2018	2019	2020	Thereafter
Customer relationships	$281	$1,123	$1,123	$1,123	$1,123	$9,832
Non-compete agreements	6	19	19	12	-	-
Licenses and permits	26	106	106	106	106	763
Developed technology	153	613	613	613	613	2,300
Total future amortization expense	$466	$1,861	$1,861	$1,854	$1,842	$12,895

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and nine months ended September 30, 2016, and 2015, respectively.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$740	24,507	$0.03	$5,318	24,369	$0.22

Unvested restricted stock grant		304			148
Dilutive stock options outstanding		394			711

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$740	25,205	$0.03	$5,318	25,228	$0.21

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$20,048	24,498	$0.82	$17,476	24,344	$0.72

Unvested restricted stock grant		297			138
Dilutive stock options outstanding		363			694

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$20,048	25,158	$0.80	$17,476	25,176	$0.69

At September 30, 2016, and 2015, 1,348,437 and 1,497,771 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended September 30, 2016, and 2015, include 284,011 and 300,000 shares of the Company, respectively that are held in the treasury.  In June 2016 these 300,000 shares previously owned by TOCCO were transferred up to the Company at cost to be held in treasury for future issuances.

9. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement (“ARC”) with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

Under the ARC, we may borrow, repay and re-borrow revolving loans from time to time during the period ending September 30, 2019, up to but not exceeding $40.0 million.  All outstanding loans under the revolving loans must be repaid on October 1, 2019.  As of September 30, 2016, and December 31, 2015, there was a long-term amount of $4.0 million and $1.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of 0.37% is due quarterly on the unused portion of the loan.  At September 30, 2016, approximately $36.0 million was available to be drawn; however, in order to maintain compliance with our covenants, we may only draw approximately $35.0 million.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the “Acquisition Loan”) to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At September 30, 2016, there was a short-term amount of $7.0 million and a long-term amount of $49.0 million outstanding.  At December 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $54.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan (“Term Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a “mini-perm” loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At September 30, 2016, there was a short-term amount of $1.3 million and a long-term amount of $17.7 million outstanding.  At December 31, 2015, there was a short-term amount of $1.3 million and a long-term amount of $18.7 million outstanding.

Debt issuance costs of approximately $0.8 million and $1.2 million for the periods ended September 30, 2016 and December 31, 2015, have been netted against outstanding loan balances per ASU 2015-03 and ASU 2015-15.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At September 30, 2016, and December 31, 2015, the rate was 2.77% and 2.42%, respectively.  We were in compliance with all covenants at September 30, 2016.

10. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2016, and December 31, 2015:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$88	-	$88	-

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$177	-	$177	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At September 30, 2016, and December 31, 2015, no commodity financial instruments were outstanding.  For additional information see Note 11.

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

11. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the nine months ended September 30, 2016, and 2015, represented approximately 61.6% and 70.0% of our petrochemical operating expenses, respectively. The significant percentage decrease of petrochemical operating expenses illustrates the impact that feedstock price changes have on our operations.  During the first quarter of 2016, feedstock prices declined industry-wide but rebounded during the following quarters to second half 2015 levels.

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

Typically, financial contracts are not designated as hedges.  As of September 30, 2016, we had no outstanding committed financial contracts.

The following tables detail (in thousands) the impact the agreements had on the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Unrealized gain	$-	$-	$-	$180
Realized loss	-	-	-	(180)
Net gain	$-	$-	$-	$-

The realized and unrealized gains/(losses) are recorded in Cost of Sales and Processing for the periods ended September 30, 2016, and 2015.  As a percentage of Cost of Sales and Processing, realized and unrealized gains/(losses) accounted for 0% for the three and nine months ended September 30, 2016, and 2015.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $2.0 million and $2.75 million at September 30, 2016, and December 31, 2015, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	September 30, 2016	December 31, 2015

Fair value of interest rate swap - liability	$88	$177

Due to the ARC discussed in Note 9, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income. For the three months ended September 30, 2016, an unrealized gain of approximately $5,000 and a realized loss of approximately $30,000 were recorded.  For the nine months ended September 30, 2016, an unrealized loss of approximately $9,000 and a realized loss of approximately $100,000 were recorded. For the three months ended September 30, 2015, an unrealized loss of approximately $3,000 and a realized loss of approximately $46,000 were recorded. For the nine months ended September 30, 2015, an unrealized gain of approximately $6,000 and a realized loss of approximately $147,000 were recorded.

12. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $608,000 and $506,000 during the three months and $1,882,000 and $1,794,000 during the nine months ended September 30, 2016, and 2015, respectively, was recognized.

Restricted Stock Awards

On May 17, 2016, we awarded approximately 28,000 shares of restricted stock to a director at a grant date price of $10.68.    The restricted stock award vests over 4 years in 25% increments.  Director’s compensation recognized during the three and nine months ended September 30, 2016, was approximately $19,000 and $31,000, respectively.

On March 1, 2016, we awarded approximately 135,000 shares of restricted stock to officers at a grant date price of $9.39.    One-half of the restricted stock vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three and nine months ended September 30, 2016, was approximately $105,000 and $246,000.

On January 29, 2016, we awarded 35,333 shares of restricted stock to a director at a grant date price of $10.52.  The restricted stock award vests over 5 years in 20% increments with the first tranche issued on January 29, 2016.  Director’s compensation recognized during the three and nine months ended September 30, 2016, was approximately $19,000 and $124,000.

Directors’ compensation of approximately $19,000 and $19,000 during the three months and $40,000 and $25,000 during the nine months ended September 30, 2016, and 2015, respectively, was recognized related to restricted stock grants vesting through 2020.

Employee compensation of approximately $108,000 and $108,000 during the three months and $323,000 and $287,000 during the nine months ended September 30, 2016, and 2015, respectively, was recognized related to restricted stock with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Employee compensation of approximately $0 and $270,000 during the three and nine months ended September 30, 2015, for fully vested restricted stock which was awarded to various employees.

Restricted stock activity in the first nine months of 2016 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2016	148,040	$14.14
Granted	198,354	9.77
Vested	(42,575)	13.60
Outstanding at September 30, 2016	303,819	$11.37

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2016	1,376,437	$7.68
Granted	--	--
Exercised	(28,000)	2.39
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at September 30, 2016	1,348,437	$7.79	5.4
Exercisable at September 30, 2016	835,937	$7.53	5.4

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors’ compensation of approximately $30,000 and $46,000 during the three months and $143,000 and $174,000 during the nine months ended September 30, 2016, and 2015,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $308,000 and $309,000 during the three months and $926,000 and $965,000 during the nine months ended September 30, 2016, and 2015, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $24,000 was recognized during the three months and $49,000 and $73,000 during the nine months ended September 30, 2016, and 2015, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 18.

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

	Three Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$47,250	$4,864	$-	$52,114
Processing fees	2,909	2,119	-	5,028
Net revenues	50,159	6,983	-	57,142
Operating profit (loss) before depreciation and amortization	7,813	118	(1,238)	6,693
Operating profit (loss)	6,366	(987)	(1,251)	4,128
Depreciation and amortization	1,447	1,105	13	2,565
Capital expenditures	5,411	4,066		9,477

	Nine Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$129,076	$14,585	$-	$143,661
Processing fees	6,769	7,766	-	14,535
Net revenues	135,845	22,351	-	158,196
Operating profit (loss) before depreciation and amortization	25,699	2,774	(5,128)	23,345
Operating profit (loss)	21,488	(171)	(5,148)	16,169
Depreciation and amortization	4,211	2,945	20	7,176
Capital expenditures	16,812	11,059		27,871

	Three Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$59,122	$4,068	$-	$63,190
Processing fees	1,364	2,384	-	3,748
Net revenues	60,486	6,452	-	66,938
Operating profit (loss) before depreciation and amortization	13,636	1,393	(1,654)	13,375
Operating profit (loss)	12,557	178	(1,672)	11,063
Depreciation and amortization	1,079	1,215	18	2,312
Capital expenditures	4,857	1,766		6,623

	Nine Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$158,647	$11,749	$-	$170,396
Processing fees	4,409	6,626	-	11,035
Net revenues	163,056	18,375	-	181,431
Operating profit (loss) before depreciation and amortization	38,197	3,897	(5,145)	36,949
Operating profit (loss)	35,075	375	(5,163)	30,287
Depreciation and amortization	3,122	3,522	18	6,662
Capital expenditures	17,876	5,664		23,540

	September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,932	$-	$-	$44,932
Total assets	209,319	104,924	100,264	(131,352)	283,155

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Tax returns for the years 2011 through 2015 remain open for examination in various tax jurisdictions in which we operate.  As of September 30, 2016, and December 31, 2015, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock based compensation offset by the manufacturing deduction. The income tax expense in the current quarter includes adjustments to previous estimates of permanent differences indicated above.  During 2015 we made estimated tax payments based on the tax law in effect prior to the reinstatement of bonus depreciation in December 2015.  On October 4, 2016, we received a refund of approximately $1.9 million in connection with these overpayments.

15. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 12 and 18.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of September 30, 2016, and 2015, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

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

As of September 30, 2016, and December 31, 2015, the Company had a non-controlling equity interest of 33.44% and 35.25%, respectively in AMAK of approximately $52.8 million and $47.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2016.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Sales	$318	$19,874	$9,921	$38,458
Gross profit (loss)	(4,747)	(2,711)	(7,556)	35
General, administrative and other expenses	2,796	4,067	6,986	9,605
Loss from operations	$(7,543)	$(6,778)	$(14,542)	$(9,570)
Gain on settlement with former operator	14	-	25,434	-
Net income (loss)	$(7,529)	$(6,778)	$10,892	$(9,570)

Gain on settlement with former operator of approximately $25.4 million during the nine months ended September 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses and recognition of spare part inventory.

Depreciation and amortization was $3.2 million and $4.2 million for the three months and $8.6 million and $15.3 million for the nine months ended September 30, 2016, and 2015, respectively.  Therefore, net income (loss) before depreciation and amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Net income (loss) before depreciation and amortization	$(4,341)	$(2,543)	$19,498	$5,680

Financial Position

	September 30,	December 31,
	2016	2015
	(Thousands of Dollars)
Current assets	$35,153	$26,078
Noncurrent assets	260,142	259,527
Total assets	$295,295	$285,605

Current liabilities	$2,883	$22,740
Long term liabilities	87,994	89,364
Shareholders' equity	204,418	173,501
	$295,295	$285,605

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and nine months ended September 30, 2016, and 2015, is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Company’s share of income (loss) reported by AMAK	$(2,426)	$(2,391)	$4,068	$(3,375)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	1,011	1,011
Equity in earnings (loss) of AMAK	$(2,089)	$(2,054)	$5,079	$(2,364)

See our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $33,000 and $25,000 during the nine months ended September 30, 2016, and 2015, respectively from IHS Global FZ LLC of which Company Director Gary K Adams holds the position of Chief Advisor – Chemicals.

Consulting fees of approximately $17,000 and $13,000 were incurred during the three months and $52,000 and $13,000 during the nine months ended September 30, 2016, and 2015, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.

18. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at September 30, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi’s claims and causes of action with prejudice.  It is anticipated the Mr. El Khalidi will appeal the dismissal.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved pending appeal.

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

On or about August 2, 2016, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice and plans to vigorously defend the case.

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $136,000 and $144,000 for the three months and $437,000 and $473,000 for the nine months ended September 30, 2016, and 2015, respectively.

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

The drop in petroleum prices, which began in mid-September of 2014 and continued into the first quarter of 2016, began reversing in the second quarter and continued into the third quarter of 2016.  Our average feedstock price per gallon in the third quarter of 2016 increased approximately 18% from the first quarter of 2016.  The contract pricing formulas we use to sell the majority of our products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable to us during falling prices but are unfavorable when prices rise.

Review of Third Quarter and Year-to-Date 2016 Results

We reported third quarter 2016 earnings of $0.7 million down from $5.3 million from the third quarter of 2015. Diluted earnings per share of $0.03 were reported for 2016, down from $0.21 in 2015.  Sales volume of our petrochemical products decreased 16.0%, and sales revenue from our petrochemical products decreased 20.1% as compared to the third quarter of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 8.9% over the third quarter of 2015.

We reported year-to-date 2016 earnings of $20.0 million up from $17.5 million from the first nine months of 2015. We recorded a bargain purchase gain of $11.5 million from the BASF acquisition in the second quarter which impacted our 2016 earnings.  Diluted earnings per share of $0.80 were reported for 2016, up from $0.69 in 2015.  Sales volume of our petrochemical products decreased 6.9%, and sales revenue from our petrochemical products decreased 18.6% as compared to the first nine months of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 5.8% over the first nine months of 2015.

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK’s earnings and losses or gains from equity issuances and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK’s earnings and losses and plus or minus tax effected gains or losses on acquisitions.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measures by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income	$740	$5,318	$20,048	$17,476

Interest expense	568	535	1,803	1,718
Depreciation and amortization	2,565	2,312	7,176	6,662
Income tax expense	659	3,163	10,984	8,735
EBITDA	$4,532	$11,328	$40,011	$34,591

Share-based compensation	608	505	1,882	1,794
Bargain purchase gain on BASF acquisition	-	-	(11,549)	-
Equity in (earnings) losses of AMAK	2,089	2,054	(5,079)	2,364
Adjusted EBITDA	$7,229	$13,887	$25,265	$38,749

Net Income	$740	$5,318	$20,048	$17,476

Equity in (earnings) losses of AMAK	$2,089	$2,054	$(5,079)	$2,364
Bargain purchase gain on BASF acquisition	-	-	(11,549)	-
Total of equity in (earnings) losses and gain on acquisition	2,089	$2,054	(16,628)	2,364
Taxes at statutory rate of 35%	(731)	(719)	5,820	(827)
Tax effected equity in (earnings) losses and gain on acquisition	1,358	1,335	(10,808)	1,537
Adjusted Net Income	$2,098	$6,653	$9,240	$19,013

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2016	December 31, 2015	September 30, 2015
Days sales outstanding in accounts receivable	34.3	29.4	34.4
Days sales outstanding in inventory	31.8	23.8	18.8
Days sales outstanding in accounts payable	16.0	12.2	12.5
Days of working capital	50.2	41.0	40.6

Our days sales outstanding in accounts receivable increased due to an increase in deferred sales with longer payment terms.  Our days sales outstanding in inventory increased as of the end of the third quarter of 2016 primarily due to our inventory policy at SHR.  For preparedness sake, we like to store additional inventory in the June through November time period which is typically hurricane season in the Gulf of Mexico.  Our days sales outstanding in accounts payable has increased due to construction expenses being incurred for capital projects.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash and cash equivalents decreased $11.0 million during the nine months ended September 30, 2016, as compared to an increase of $6.4 million for the nine months ended September 30, 2015.  Our total available liquidity which includes cash and cash equivalents and available revolving borrowing capacity under the ARC was approximately $42.6 million and $57.6 million at September 30, 2016, and December 31, 2015, respectively.

The change in cash and cash equivalents is summarized as follows:

	2016	2015
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$20,074	$35,162
Investing activities	(27,871)	(23,587)
Financing activities	(3,239)	(5,204)
Increase (decrease) in cash and equivalents	$(11,036)	$6,371
Cash and cash equivalents	$7,587	$14,877

Operating Activities

Cash provided by operating activities totaled $20.1 million for the first nine months of 2016, $15.1 million lower than 2015.    For the first nine months of 2016 net income increased by approximately $2.6 million as compared to the corresponding period of 2015. Major non-cash items affecting income included increases in deferred taxes of $6.7 million, bargain purchase gain from the BASF acquisition of $11.5 million, and equity in earnings of AMAK of $5.1 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Trade receivables increased approximately $0.4 million in 2016 as compared to a decrease of approximately $5.4 million in 2015 (due to a decrease in average selling price from fourth quarter 2014),

•	Inventory increased approximately $2.6 million (due to lower sales volume) as compared to a decrease of approximately $0.3 in 2015,

•
Prepaid expenses and other assets increased approximately $1.3 million (due primarily to an increase in prepaid insurance because of higher premiums based upon our higher asset base) as compared to decrease of approximately $0.1 million in 2015, and

•
Other liabilities decreased approximately $0.4 million (due to the recognition of deferred revenue from processing customers) as compared to an increase of approximately $1.7 million in 2015 (due to payments received from processing customers).

These uses of cash were partially offset by the following increases in cash provided by operations:

•
Income tax receivable decreased approximately $4.1 million (due to the overpayment being applied to 2016 estimated taxes) as compared to a decrease of approximately $0.4 million in 2015 (due to a smaller overpayment being applied to 2015 estimated taxes) and

•
Accounts payable and accrued liabilities increased approximately $1.3 million (due to increased construction expenditures) as compared to a decrease of approximately $0.3 million in 2015 (due to the variability in payment dates).

Investing Activities

Cash used by investing activities during the first nine months of 2016 was approximately $27.9 million, representing an increase of approximately $4.3 million over the corresponding period of 2015. During the first nine months of 2016 we purchased equipment for the hydrogenation expansion at TC, the construction of the new reformer unit, and a new cooling tower both at SHR, the upgrading of roads throughout the SHR facility, continuing to improve product storage and other enhancements at SHR, along with the purchase of the BASF facility at TC.  Some of the expenditures in 2016 were budgeted under our D train expansion.  During the first nine months of 2015 we purchased equipment for the D train expansion, tank farm improvements, spare equipment, various facility upgrades at SHR along with the hydrogenation/distillation expansion and improvements at TC.

Financing Activities

Cash used by financing activities during the first nine months of 2016 was approximately $3.2 million versus cash used of $5.2 million during the corresponding period of 2015.  During 2016 we drew $3.0 million on our line of credit and made principal payments on our acquisition loan of $5.3 million and our term debt of $1.0 million.  During 2015 we made principal payments on our acquisition loan of $5.3 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$47,250	$59,122	$(11,872)	(20.1%)
Processing	2,909	1,364	1,545	113.3%
Gross Revenue	$50,159	$60,486	$(10,327)	(17.1%)

Volume of Sales (gallons)
Petrochemical Products	20,665	24,603	(3,938)	(16.0%)

Cost of Sales	$41,531	$45,594	$(4,063)	(8.9%)
Gross Margin	17.2%	24.6%		(7.4%)
Total Operating Expense**	16,686	14,460	2,226	15.4%
Natural Gas Expense**	992	956	36	3.8%
Operating Labor Costs**	4,084	3,898	186	4.8%
Transportation Costs**	6,701	6,925	(224)	(3.2%)
General & Administrative Expense	2,105	2,181	(76)	(3.5%)
Depreciation and Amortization*	1,447	1,079	368	34.1%
Capital Expenditures	$5,411	$4,857	$554	11.4%
*Includes $1,291 and $924 for 2016 and 2015, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the third quarter of 2016 from 2015 by approximately 17.1% due to a decrease in volumes of 16.0% and a decrease in the average selling price of 4.3% offset slightly by an increase in processing.

Petrochemical Product Sales

Petrochemical product sales decreased by 20.1% during the third quarter of 2016 from 2015 due to a decrease in the average selling price of 4.3% and a decrease in volume sold of 16.0%.  Our average selling price decreased because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices began rising in the third quarter but due to the lag associated with our formula pricing, sales price increases are slower to obtain.  We also saw a significant decrease in our margin on byproduct sales from the third quarter of 2015 to the third quarter of 2016.  Total sales volume decreased from 2015 to 2016 primarily due to one customer’s involuntary shutdown in Canada, one customer using a local supplier, another customer temporarily increasing their efficiency thereby reducing their need for our product, and an oil sands customer requiring less volume.  Foreign sales volume increased to 25.7% of total petrochemical volume from 20.7% in third quarter 2015.

Processing

Processing revenues increased 113.3% during the third quarter of 2016 from 2015 due to fees associated with a customer who reimburses us for installation expenses plus a markup.

Cost of Sales

Cost of Sales decreased 8.9% during the third quarter of 2016 from 2015 primarily due to the decrease in sales volume.  Our average feedstock cost per gallon decreased 5.0% over third quarter of 2015 but increased 17.4% over the second quarter of 2016.  Volume processed decreased 15.8% over third quarter of 2015.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit which is due online in mid-2017 to enable us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense increased 15.4% during the third quarter of 2016 from 2015.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased increased 3.8% during 2016 from 2015 due to higher consumption.  The average price per MMBTU for the third quarter of 2016 was $2.93 whereas, for 2015 the per-unit cost was $3.02. However, volume increased to approximately 331,000 MMBTU from about 324,000 MMBTU due to potential new product trials in A Train and startup tests in C Train.

Labor costs were higher by 4.8% primarily due to cost of living adjustments averaging 3% and a reduction in capitalized maintenance labor.

Depreciation was higher by 34.1% during the third quarter of 2016 from 2015 primarily due to D train coming online and depreciation beginning on it late in 2015.

Transportation costs were lower by 3.2% primarily due to a decrease in shipments.

During the third quarter of 2016 we also saw increases in plant maintenance and expenses associated with installation of a processing unit for which we were reimbursed at cost plus a markup as mentioned above.

General and Administrative Expense

General and Administrative costs for the third quarter of 2016 from 2015 decreased by 3.5% due to slight reductions in a number of expenses including travel, subscriptions, accounting fees, and seminars.

Depreciation

Depreciation increased 34.1% during the third quarter of 2016 from 2015 primarily due to D train being put into service in late 2015.

Capital Expenditures

Capital Expenditures increased 11.4% during the third quarter of 2016 from 2015 primarily due to the new reformer unit project.  See additional detail above under “Investing Activities”.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$4,864	$4,068	$796	19.6%
Processing	2,119	2,384	(265)	(11.1%)
Gross Revenue	$6,983	$6,452	$531	8.2%

Cost of Sales	$6,708	$5,309	$1,399	26.4%
Gross Margin	4.0%	17.7%		(13.7%)
General & Administrative Expense	1,238	944	294	31.1%
Depreciation and Amortization*	1,105	1,215	(110)	(9.1%)
Capital Expenditures	$4,066	$1,766	$2,300	130.2%
*Includes $1,082 and $1,194 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

Product sales increased 19.6% during the third quarter of 2016 from the third quarter of 2015 primarily due to on-purpose PE wax sales which we have started distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 36.1%; however, due to competitive situations, a soft market, and to minimize finished product inventories revenue from these sales decreased 0.5%.  In order to strive to work down wax inventories we continue to increase sales volumes of our low quality wax (which requires significantly less processing and carries a positive gross margin).  As we gain more approvals of our new higher quality wax products, we will substitute the low quality wax sales with these higher value products.  We continued to make good progress in our target markets.   We shipped several orders of our new Hot Melt Adhesives (“HMA”) product as well as, had independent laboratory results showing that our new product performs as well as the leading product in metallocene based HMA applications (in some parameters our product performed better).  Our new powdered PVC lubricant wax has been trialed successfully, and a commercial trial is expected in the fourth quarter.  We also saw approximately $215,000 in revenue from B Plant.

Processing

Processing revenues decreased 11.1% during the third quarter of 2016 from the third quarter of 2015 primarily due to start up delays with a couple of projects.  One delay was caused by difficulties with feedstock supply.

Cost of Sales

Cost of Sales increased 26.4% during the third quarter of 2016 from the third quarter of 2015 due to increases in labor, freight, utilities and storage partially driven by the increased on-purpose polyethylene wax distributed in Latin America.  Labor increased approximately 13.9% due to increased overtime and addition of personnel as we get set to run more product in B Plant and ensure we have personnel trained and ready to run the new hydrogenation and distillation project when it starts up next quarter.  Freight increased approximately 74.6% due to the increase in shipments.  Utilities increased approximately 21.1% due to expenses associated with B plant.  Storage fees increased approximately 157.8% due to the increase in inventory which is stored offsite in third-party warehouses.

General and Administrative Expense

General and Administrative costs for the third quarter of 2016 from 2015 increased 31.1% primarily due to an increase in sales personnel, security services, accounting fees, travel, and property taxes.

Depreciation

Depreciation decreased 9.1% during the third quarter of 2016 from 2015 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during the third quarter of 2016 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 130.2% during the third quarter of 2016 from the third quarter of 2015 primarily due to expenditures for construction in progress including the hydrogenation and distillation project and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$1,238	$1,654	$(416)	(25.2%)
Equity in losses of AMAK	2,089	2,054	35	1.7%

General and Administrative Expenses

General corporate expenses decreased during the third quarter of 2016 from the third quarter 2015 primarily due to decreases in officer compensation and travel partially offset by increases in post retirement benefits and accounting fees.  Officer compensation decreased because of the partial reversal of the accrual for bonus compensation. Post retirement benefits increased due to an agreement with the former CEO to provide health benefits.  Accounting fees increased due to the hiring of a new internal audit firm.

Equity in Losses of AMAK

Equity in losses of AMAK increased slightly during the third quarter of 2016 from the third quarter of 2015.

	Three Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Sales	$318	$19,874
Gross loss	4,747	2,711
General, administrative and other	2,782	4,067
Net loss	$7,529	$6,778

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

Renovation and refurbishment work is well underway, and zinc and copper production are expected to resume in the fourth quarter of 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area has begun and gold extraction is in process.  An exploration program for the rest of Guyan mining lease is progressing well, while a systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated.

Comparison of Nine Months Ended September 30, 2016 and 2015

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$129,076	$158,647	$(29,571)	(18.6%)
Processing	6,769	4,409	2,360	53.5%
Gross Revenue	$135,845	$163,056	$(27,211)	(16.7%)

Volume of Sales (gallons)
Petrochemical Products	58,018	62,311	(4,293)	(6.9%)

Cost of Sales	$107,067	$120,771	$(13,704)	(11.3%)
Gross margin	21.2%	25.9%		(4.7%)
Total Operating Expense**	43,527	40,660	2,867	7.1%
Natural Gas Expense**	2,405	3,226	(821)	(25.4%)
Operating Labor Costs**	11,893	11,988	(95)	(0.8%)
Transportation Costs**	17,850	17,348	502	2.9%
General & Administrative Expense	6,821	6,713	108	1.6%
Depreciation and Amortization*	4,211	3,122	1,089	34.9%
Capital Expenditures	$16,812	$17,876	$(1,064)	(6.0%)
*Includes $3,743 and $2,625 for 2016 and 2015, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue decreased during the first nine months of 2016 from 2015 by approximately 16.7% primarily due to a decrease in the average selling price of 12.6% and a decrease in volume of 6.9%.

Petrochemical Product Sales

Petrochemical product sales decreased by 18.6% during the first nine months of 2016 from 2015 due to a decrease in the average selling price of 12.6% and a 6.9% decrease in volume.  Our average selling price decreased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices continued to fall during the first quarter but rose during the second and third quarters reflecting the instability in petroleum prices.  Sales volume decreased 6.9 % for the same reasons as mentioned above.  We also saw a significant decrease in our margin on byproduct sales from 2015 to 2016.  Foreign sales volume increased to 22.7% of total petrochemical volume from 22.5% in the first nine months of 2015.

Processing

Processing revenues increased 53.5% during the first nine months of 2016 from 2015 due to fees associated with a new customer who reimburses us for installation expenses plus a markup.

Cost of Sales

Cost of Sales decreased 11.3% during the first nine months of 2016 from 2015 partly due to the decrease in NGL prices.  Our average feedstock cost per gallon decreased 14.8%, and volume processed decreased 3.0%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  Our advanced reformer unit which is due online in mid-2017 will allow us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense increased 7.1% during the first nine months of 2016 from 2015.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased decreased 25.4% during 2016 from 2015 due to a decrease in the average per unit cost and lower consumption.  The average price per MMBTU for the first nine months of 2016 was $2.44 whereas, for 2015 the per-unit cost was $3.02. Volume decreased to approximately 989,000 MMBTU from about 1,031,000 MMBTU.

Labor costs were lower by 0.8% primarily due to lower profit sharing distributions and less overtime incurred.

Transportation costs were higher by 2.9% due to an increase in the number of railcars in our fleet.  We are in the process of upgrading our fleet of leased cars; therefore, as cars come in, others are returned.  There is some overlap which caused an increase in the lease amount.  In addition, reduced sales to our oil sands customers caused railcars to sit idle which did not allow us to recoup those rental costs.

During the first nine months of 2016 we also saw increases in plant maintenance and repairs due to turnarounds on two of our penhex trains and costs associated with installation of the new processing unit which is reimbursed by the customer at cost plus a markup.

General and Administrative Expense

General and Administrative costs for the first half of 2016 from 2015 increased by 1.6% primarily due to increases in  property taxes and insurance premiums.

Depreciation

Depreciation increased 34.9% during the first nine months of 2016 from 2015 primarily due to D train being put into service in late 2015.

Capital Expenditures

Capital Expenditures decreased 6.0% during the first nine months of 2016 from 2015 primarily due to the D train project being completed in late 2015 and the new reformer unit project getting underway in 2016.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$14,585	$11,749	$2,836	24.1%
Processing	7,766	6,626	1,140	17.2%
Gross Revenue	$22,351	$18,375	$3,976	21.6%

Cost of Sales	$18,880	$14,908	$3,972	26.6%
Gross Margin	15.5%	18.9%		(3.4%)
General & Administrative Expense	3,582	3,028	554	18.3%
Depreciation and Amortization*	2,945	3,522	(577)	(16.4%)
Capital Expenditures	$11,059	$5,664	$5,395	95.3%
*Includes $2,877 and $3,458 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

Product sales increased 24.1% during the first nine months of 2016 from the first nine months of 2015 primarily due to on-purpose PE wax sales which we have started distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 42.3%; however, due to competitive situations, a soft market, and to minimize finished product inventories revenue from these sales only increased 4.8%.  As mentioned above, in order to strive to work down wax inventories we continue to increase sales volumes of our low quality wax (which requires significantly less processing and carries a positive gross margin).   While our penetration of higher quality markets has been slower than anticipated, we have shipped several orders of the new HMA and PVC high quality products with additional key customers granting approvals.

Processing

Processing revenues increased 17.2% during the first nine months of 2016 from the first nine months of 2015 due to increased volumes with existing customers and a number of new contracts and small trials.  Approximately $1.7 million in processing fees was recognized in both the first half of 2016 and 2015 for fees from one of our customers which is paid ratably throughout the year but is recognized annually for accounting purposes.  This contract terminated in the first quarter of 2016.

Cost of Sales

Cost of Sales increased 26.6% during the first nine months of 2016 from the first nine months of 2015 due to increases in material cost, labor, storage, packaging, freight, utilities, and repairs and maintenance of manufacturing equipment.

Material cost increased approximately 133.9% due to material costs associated with higher PE wax production as well as, on purpose PE was sales  which we distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 14.0% due to increases in overtime and personnel as we get set up to run more product in B Plant and ensure we have personnel trained and ready to run the new hydrogenation and distillation project when it starts up next quarter.  Storage fees increased approximately 209.4% due to the increase in inventory which is stored offsite in warehouses.  Packaging supplies increased approximately 37.9% also due to the increase in inventory.  Freight increased 59.4% in support of the additional volume.  Utilities increased 9.9% due to costs associated with B Plant.  Repairs and maintenance of equipment increased approximately 14.9% primarily due to hydroblasting for tank inspections and repairs, reactor repairs, positioner replacements on equipment, and other various repairs.  A seven day complete shutdown and maintenance turnaround was executed in May 2016.

General and Administrative Expense

General and Administrative costs for the first nine months of 2016 from 2015 increased 18.3% primarily due to a profit sharing distribution, an increase in sales personnel, management fees, legal fees, travel, consulting fees, and property taxes.

Depreciation

Depreciation decreased 16.4% during the first nine months of 2016 from 2015 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during the first nine months of 2016 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 95.3% during the first nine months of 2016 from the first nine months of 2015 primarily due to expenditures for construction in progress including the hydrogenation and distillation project and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$5,128	$5,145	$(17)	(0.3%)
Equity in earnings (losses) of AMAK	5,079	(2,364)	7,443	314.8%

General and Administrative Expenses

General corporate expenses decreased slightly during the first nine months of 2016 from the first nine months 2015 primarily due to increases in directors’ fees, post retirement expense, consulting fees, and accounting fees offset by decreases in officer compensation, travel, and investor relations expenses.  Directors’ fees increased because of the addition of one director and a restricted stock grant to directors.  Post retirement benefits increased due to an agreement with the former CEO to provide health benefits.  Consulting fees increased due to the hiring of compensation consultants to reassess officer compensation and the former CEO being utilized as a consultant.   Accounting fees increased due to costs associated with our investment in AMAK and the retention of a new internal audit firm.  Officer compensation decreased due to the partial reversal of previously accrued bonus compensation.  Investor relations decreased because new consultants are being employed.

Equity in Earnings of AMAK

Equity in Earnings of AMAK increased during the first nine months of 2016 from the first nine months of 2015 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During the first nine months of 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses and recapture of supplies into inventory of approximately $25.4 million.  This settlement more than offset AMAK’s first nine months 2016 operating losses as shown in the table below (please see Note 16 to the consolidated financial statements for the impact on our statements):

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Sales	$9,921	$38,458
Gross profit (loss)	(7,556)	35
General, administrative and other	6,986	9,605
Loss from operations	(14,542)	(9,570)
Gain on settlement with former operator	25,434	-
Net income (loss)	$10,892	$(9,570)

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

Renovation and refurbishment work is well underway, and zinc and copper production expected to resume late in the fourth quarter of 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area has begun and the gold extraction is in process.  An exploration program for the rest of Guyan mining lease is progressing well, while a systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated.

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 18 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at September 30, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at September 30, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$19,977	$3,357	$5,917	$5,160	$5,543
Long-Term Debt Obligations	79,000	8,333	16,667	54,000	-
Total	$98,977	$11,690	$22,584	$59,160	$5,543

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

(b)
Changes in internal control.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:  November 4, 2016   TRECORA RESOURCES
                                                (Registrant)

                                                 By: /s/Sami Ahmad
                                                 Sami Ahmad
                                                 Chief Financial Officer