Form 10-Q/A
period 2016-06-30
TRECORA RESOURCES
filed 2017-03-09
CIK 7039

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

EXPLANATORY NOTE

Trecora Resources (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) in order to correct its share of earnings of Al Masane Al Kobra Mining Co. (“AMAK”), a Saudi Arabian closed joint stock company in which the Company has an investment accounted for by the equity method.

Restatement of Consolidated Financial Statements

The unaudited consolidated statements of income for the three and six months ended June 30, 2016, have been restated to properly reflect the Company’s equity in earnings of AMAK for that three and six month period, the unaudited consolidated balance sheet as of June 30, 2016, has been restated to reflect the effect of correcting the error on the balance of the investment in AMAK, and the unaudited consolidated statements of stockholders’ equity and cash flows and the notes to the unaudited consolidated financial statements have been restated to make the associated changes required by the adjustments described above.  For a discussion of the equity in earnings of AMAK and the accounting errors identified, see “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—AMAK Review and Restatement” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) included in “Part I, Item 1—Financial Statements.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, changes necessitated by the restatement of the Company’s June 30, 2016, unaudited consolidated financial statements have been made in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of disclosure controls and procedures and our internal control over financial reporting as of June 30, 2016, and as of September 30, 2016, and concluded that a deficiency in the design and operating effectiveness of our internal controls represents a material weakness in our internal control over financial reporting and, therefore, that we did not maintain effective disclosure controls and procedures or internal control over financial reporting as of June 30, 2016, and September 30, 2016. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see “Part I, Item 4 — Controls and Procedures.”

Risk Factors

An additional risk factor has been added in Part II, Item 1A – Risk Factors.

Amended Reports

We are concurrently filing an Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2016, that reflects the effects of the restatement in this Amended Quarterly Report on Form 10-Q/A as well as a restatement for an additional error relating to AMAK affecting the fiscal quarter ended September 30, 2016.

Except as set forth above, no other material changes have been made from the originally filed Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, and except as set forth above this Amendment No. 1 speaks as of the date of the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-Q.

This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

• Part I, Item 1 — Financial Statements
• Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4 — Controls and Procedures
• Part II, Item 1A — Risk Factors
• Part II, Item 6 — Exhibits

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2016 (Restated – see Note 3) (unaudited)	DECEMBER 31, 2015
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$9,346	$18,623
Trade receivables, net	17,581	19,474
Inventories	20,064	15,804
Prepaid expenses and other assets	2,200	2,392
Taxes receivable	4,921	7,672
Deferred income taxes	2,007	2,116
Total current assets	56,119	66,081

Plant, pipeline and equipment, net	122,547	96,907

Goodwill	21,798	21,798
Other intangible assets, net	23,605	24,549
Investment in AMAK	52,047	47,697
Mineral properties in the United States	588	588
Other assets	130	171

TOTAL ASSETS	$276,834	$257,791
LIABILITIES
Current Liabilities
Accounts payable	$6,284	$8,090
Current portion of derivative instruments	97	118
Accrued liabilities	4,758	4,062
Current portion of post-retirement benefit	388	294
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	904	2,050
Total current liabilities	20,492	22,675

Long-term debt, net of current portion	69,138	73,169
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	25	59
Other liabilities, net of current portion	2,513	2,351
Deferred income taxes	22,870	16,503
Total liabilities	115,687	115,406

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued and outstanding 24.2 million and 24.1 million shares in 2016 and 2015, respectively	2,451	2,416
Additional paid-in capital	52,213	50,662
Common stock in treasury, at cost 0.3 million shares	(300)	-
Retained earnings	106,494	89,018
Total Trecora Resources Stockholders’ Equity	160,858	142,096
Noncontrolling Interest	289	289
Total equity	161,147	142,385

TOTAL LIABILITIES AND EQUITY	$276,834	$257,791

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016 (Restated – See Note 3)	2015	2016 (Restated – See Note 3)	2015
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$44,366	$56,665	$91,547	$107,206
Processing Fees	4,488	2,685	9,507	7,287
	48,854	59,350	101,054	114,493

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,028, $1,939, $4,247, and $3,965, respectively)	37,280	44,756	77,709	84,776

GROSS PROFIT	11,574	14,594	23,345	29,717

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,491	4,933	10,940	10,108
Depreciation	187	170	364	385
	5,678	5,103	11,304	10,493

OPERATING INCOME	5,896	9,491	12,041	19,224

OTHER INCOME (EXPENSE)
Interest Expense	(607)	(570)	(1,235)	(1,183)
Bargain purchase gain from acquisition	11,549	-	11,549	-
Equity in Earnings (Losses) of AMAK	(1,017)	(369)	4,350	(310)
Miscellaneous Income (Expense)	123	(33)	110	(1)
	10,048	(972)	14,774	(1,494)

INCOME BEFORE INCOME TAXES	15,944	8,519	26,815	17,730

INCOME TAXES	5,692	2,145	9,339	5,572

NET INCOME	10,252	6,374	17,476	12,158

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$10,252	$6,374	$17,476	$12,158

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.42	$0.26	$0.72	$0.50

Basic Weighted Average Number of Common Shares Outstanding	24,204	24,354	24,344	24,331

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.41	$0.25	$0.70	$0.48

Diluted Weighted Average Number of Common Shares Outstanding	24,885	25,155	24,985	25,150

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	EARNINGS	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)
JANUARY 1, 2016	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	114	-	-	114	-	114
Issued to Employees	-	-	617	-	-	617	-	617
Issued to Former Director	-	-	48	-	-	48	-	48
Restricted Common Stock
Issued to Directors	-	-	81	-	-	81	-	81
Issued to Employees	-	-	355	-	-	355	-	355
Common stock
Issued to Directors	13	2	58	-	-	60	-	60
Issued to Employees	35	3	8	-	-	11	-	11
Treasury stock transferred from TOCCO to TREC		30	270	(300)		-		-
Net Income (restated – see Note 3)	-	-	-	-	17,476	17,476	-	17,476

JUNE 30, 2016	24,206	$2,451	$52,213	$(300)	$106,494	$160,858	$289	$161,147

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2016 (Restated – See Note 3)	2015
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$17,476	$12,158
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	3,667	3,409
Amortization of Intangible Assets	944	942
Unrealized Gain on Derivative Instruments	(55)	(289)
Share-based Compensation	1,274	1,289
Deferred Income Taxes	6,476	(69)
Postretirement Obligation	94	4
Bargain purchase gain	(11,549)	-
Equity in (earnings) losses of AMAK	(4,350)	310
Changes in Operating Assets and Liabilities:
Decrease in Trade Receivables	1,893	6,149
Decrease in Taxes Receivable	2,751	434
Increase in Inventories	(4,260)	(2,243)
Increase in Prepaid Expenses and Other Assets	371	404
Decrease in Accounts Payable and Accrued Liabilities	(1,112)	(2,968)
Increase (Decrease) in Other Liabilities	(347)	969

Net Cash Provided by Operating Activities	13,273	20,499

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(16,383)	(16,850)
Cash paid for acquisition of BASF facility	(2,011)	-
Acquisition Goodwill Adjustment	-	(47)
Cash Used in Investing Activities	(18,394)	(16,897)

FINANCING ACTIVITIES
Issuance of Common Stock	11	46
Repayment of Long-Term Debt	(4,167)	(3,500)

Net Cash Used in Financing Activities	(4,156)	(3,454)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,277)	148

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,623	8,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,346	$8,654

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,186	$1,147
Cash payments for taxes, net of refunds	$277	$6,902
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$637	$599
Estimated Earnout Liability (Note 7)	$733	$-

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

In addition the Company owns a 35% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 17 and 20.

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

3. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016, have been restated to properly reflect our equity in the earnings of AMAK for that three and six month period.  In the originally issued unaudited financial statements as of and for the three and six months ended June 30, 2016, we recorded our share of the earnings of AMAK based upon the interim statements as received from AMAK.  AMAK had originally recorded a gain of approximately $9.2 million during the three months ended June 30, 2016, as recognition of spare part inventory that was acquired as part of the settlement with its former operator.  It has now been determined the accounting for this transaction was incorrect.  There was no gain from the assumption of spare parts.  However, there was an additional gain on the settlement with the former operator of approximately $1.2 million.  Accordingly, we have restated our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016, to correctly reflect this change to AMAK’s financial statements in our equity in earnings from AMAK.

The effects of the restatement are as follows:

	June 30, 2016
	(unaudited)
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheets
Investment in AMAK	$54,865	$52,047
Total Assets	279,652	276,834
Deferred Income Taxes	23,856	22,870
Total Liabilities	116,673	115,687
Retained Earnings	108,326	106,494
Total Trecora Resources Stockholders’ Equity	162,690	160,858
Total Equity	162,979	161,147
Total Liabilities and Equity	279,652	276,834

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	(unaudited)
	As Reported	As Restated	As Reported	As Restated
	(thousands of dollars)
Consolidated Statements of Income
Equity in earnings (loss) of AMAK	$1,801	$(1,017)	$7,168	$4,350
Total other income (expense)	12,866	10,048	17,592	14,774
Income before income taxes	18,762	15,944	29,633	26,815
Income tax expense	6,678	5,692	10,325	9,339
Net income attributable to Trecora Resources	12,084	10,252	19,308	17,476

Basic earnings per common share (dollars)	$0.49	$0.42	$0.79	$0.72
Diluted earnings per common share (dollars)	$0.48	$0.41	$0.77	$0.70

	June 30, 2016
	(unaudited)
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Net Income	$19,308	$17,476
Retained Earnings	108,326	106,494
Total	162,690	160,858
Total Equity	162,979	161,147

Consolidated Statements of Cash Flows
Operating Activities
Net income	$19,308	$17,476
Deferred income taxes	7,462	6,476
Equity in (earnings) loss of AMAK	(7,168)	(4,350)

4. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Trade receivables	$17,881	$19,684
Less allowance for doubtful accounts	(300)	(210)
Trade receivables, net	$17,581	$19,474

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

5. INVENTORIES

Inventories include the following:

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Raw material	$2,957	$2,905
Work in process	18	56
Finished products	17,089	12,843
Total inventory	$20,064	$15,804

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

Inventory serves as collateral for our amended and restated credit agreement.  See Note 10.

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

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

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

In May 2016 we purchased the recently shuttered BASF facility adjacent to our TC facility.  See Note 7 for additional information.

Amortization relating to the platinum catalyst which is included in cost of sales was $25,488 and $21,067 for the three months and $46,555 and $42,135 for the six months ended June 30, 2016, and 2015, respectively.

7. ACQUISITION OF BASF FACILITY

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

8. GOODWILL AND INTANGIBLE ASSETS, NET

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

9. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and six months ended June 30, 2016, and 2015, respectively.

	Three Months Ended June 30, 2016 (restated)			Three Months Ended June 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$10,252	24,204	$0.42	$6,374	24,354	$0.26

Unvested restricted stock grant		304			148
Dilutive stock options outstanding		377			653

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$10,252	24,885	$0.41	$6,374	25,155	$0.25

	Six Months Ended June 30, 2016 (restated)			Six Months Ended June 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$17,476	24,344	$0.72	$12,158	24,331	$0.50

Unvested restricted stock grant		293			133
Dilutive stock options outstanding		348			686

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$17,476	24,985	$0.70	$12,158	25,150	$0.48

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

10. LIABILITIES AND LONG-TERM DEBT

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

11. FAIR VALUE MEASUREMENTS

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At June 30, 2016, and December 31, 2015, no commodity financial instruments were outstanding.  For additional information see Note 12.

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

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. See discussion of our derivative instruments in Note 12.

12. DERIVATIVE INSTRUMENTS

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

Due to the ARC discussed in Note 10, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended June 30, 2016, an unrealized loss of approximately $8,000 and a realized loss of approximately $33,000 were recorded.  For the six months ended June 30, 2016, an unrealized loss of approximately $14,000 and a realized loss of approximately $70,000 were recorded. For the three months ended June 30, 2015, an unrealized loss of approximately $1,000 and a realized loss of approximately $49,000 were recorded. For the six months ended June 30, 2015, an unrealized gain of approximately $9,000 and a realized loss of approximately $101,000 were recorded.

13. STOCK-BASED COMPENSATION

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

Post-retirement compensation of approximately $24,000 and $49,000 was recognized during the three months and six months ended June 30, 2016, and 2015, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 19.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

14. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.  Segment data may include rounding differences.

Our petrochemical segment includes SHR and GSPL.  Our specialty wax segment includes TC which includes the newly acquired plant discussed in Note 7.  We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$39,202	$5,164	$-	$44,366
Processing fees	2,419	2,069	-	4,488
Net revenues	41,621	7,233	-	48,854
Operating profit before depreciation and amortization	9,476	584	(1,949)	8,111
Operating profit (loss)	8,048	(196)	(1,956)	5,896
Depreciation and amortization	1,428	780	7	2,215
Capital expenditures	5,739	5,053		10,792

	Six Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$81,826	$9,721	$-	$91,547
Processing fees	3,860	5,647	-	9,507
Net revenues	85,686	15,368	-	101,054
Operating profit before depreciation and amortization	17,886	2,647	(3,881)	16,652
Operating profit (loss)	15,122	816	(3,897)	12,041
Depreciation and amortization	2,764	1,831	16	4,611
Capital expenditures	11,401	6,993		18,394

	Three Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$52,342	$4,323	$-	$56,665
Processing fees	1,521	1,164	-	2,685
Net revenues	53,863	5,487	-	59,350
Operating profit before depreciation and amortization	12,850	429	(1,679)	11,600
Operating profit (loss)	11,902	(732)	(1,679)	9,491
Depreciation and amortization	948	1,161	-	2,109
Capital expenditures	6,204	2,903		9,107

	Six Months Ended June 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$99,525	$7,681	$-	$107,206
Processing fees	3,045	4,242	-	7,287
Net revenues	102,570	11,923	-	114,493
Operating profit before depreciation and amortization	24,562	2,503	(3,491)	23,574
Operating profit (loss)	22,519	196	(3,491)	19,224
Depreciation and amortization	2,043	2,307	-	4,350
Capital expenditures	13,019	3,831		16,850

	June 30, 2016 (restated)
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$45,403	$-	$-	$45,403
Total assets	204,114	102,452	99,901	(129,633)	276,834

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

15. INCOME TAXES

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

16. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 13 and 19.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of June 30, 2016, and 2015, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

17. INVESTMENT IN AMAK

As of June 30, 2016, and December 31, 2015, the Company had a non-controlling equity interest (35%) in AMAK of approximately $52.0 million and $47.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2016.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (restated)	2015	2016 (restated)	2015
	(Thousands of Dollars)
Sales	$610	$13,283	$9,602	$18,584
Gross profit (loss)	(3,000)	1,034	(2,809)	2,746
General, administrative and other expenses	2,361	3,036	4,509	5,538
Loss from operations	$(5,361)	$(2,002)	$(7,318)	$(2,792)
Gain on settlement with former operator	1,200	-	17,426	-
Net income (loss)	$(4,161)	$(2,002)	$10,108	$(2,792)

Gain on settlement with former operator of approximately $1.2 million during the three months ended and $17.4 million during the six months ended June 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization was $2.4 million and $5.9 million for the three months and $5.1 million and $11.0 million for the six months ended June 30, 2016, and 2015, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (restated)	2015	2016 (restated)	2015
	(Thousands of Dollars)
Net income (loss) before depreciation and amortization	$(1,772)	$3,903	$15,206	$8,223

Financial Position

	June 30,	December 31,
	2016 (restated)	2015
	(Thousands of Dollars)
Current assets	$10,752	$26,078
Noncurrent assets	263,446	259,527
Total assets	$274,198	$285,605

Current liabilities	$2,654	$22,740
Long term liabilities	87,935	89,364
Shareholders' equity	183,609	173,501
	$274,198	$285,605

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and six months ended June 30, 2016, and 2015, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2016 (restated)	2015	2016 (restated)	2015
	(Thousands of Dollars)
AMAK Net Income (Loss)	$(4,161)	$(2,002)	$10,108	$(2,792)
Zakat tax applicable to Saudi Arabian shareholders only	320	-	320	-
AMAK Net Income (Loss) before Saudi Arabian shareholders’ portion of Zakat	$(3,841)	$(2,002)	$10,428	$(2,792)

Company’s share of income (loss) reported by AMAK (35.25%)	$(1,354)	$(706)	$3,676	$(984)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	674	674
Equity in earnings (loss) of AMAK	$(1,017)	$(369)	$4,350	$(310)

See our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

18. RELATED PARTY TRANSACTIONS

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

19. COMMITMENTS AND CONTINGENCIES

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

20. SUBSEQUENT EVENTS

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

AMAK Review and Restatement

During the second quarter of 2016, AMAK incorrectly recorded a gain from the assumption of spare part inventory acquired from the former operator.  As a result, we calculated our equity in earnings from AMAK based upon incorrect information.  The amount of the gain reflected on our previously issued statements was approximately $3.2 million; however, there was no gain from the assumption of spare parts.  There was an additional gain on the settlement with the former operator of approximately $1.2 million which would amount to approximately $0.4 million equity in earnings on our financial statements.

See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Nature of Accounting Errors

The Audit Committee, after review of the errors with respect to AMAK, concluded that the errors in our previously issued financial statements were the result of unintentional accounting errors or mistakes and inadequate and ineffective internal controls, and were not the result of any deliberate attempt to misstate financial statements, misrepresent the Company’s financial condition or results of operations, or deceive or defraud investors.

Control Deficiencies and Remedial Errors

Management has identified deficiencies in the design and operating effectiveness of our internal controls that, collectively, represent a material weakness in our internal control over financial reporting as of June 30, 2016, and September 30, 2016. The deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to apply the appropriate level of review and oversight to the accounting and disclosure for significant, infrequently occurring transactions such as unusual gains or losses and additional equity issuances by AMAK, our equity investment. Management has engaged in remediation efforts to address the material weakness.

For a description of the deficiencies that led to the material weakness, as well as a description of our planned remediation efforts, see “Part I, Item 4 — Controls and Procedures.”

All of the financial information presented in this “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised to reflect the restatement described above. For additional information about the restatement, see Note 3 of Notes to Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

Review of Second Quarter and Year-to-Date 2016 Results

We reported second quarter 2016 earnings of $10.3 million up from $6.4 million from the second quarter of 2015. We recorded a bargain purchase gain on the BASF acquisition of $11.5 million during the second quarter of 2016.  Diluted earnings per share of $0.41 were reported for 2016, up from $0.25 in 2015.  Sales volume of our petrochemical products decreased 13.3%, and sales revenue from our petrochemical products decreased 25.1% as compared to the second quarter of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 11% over the second quarter of 2015.

We reported year-to-date 2016 earnings of $17.5 million up from $12.2 million from the first half of 2015. Again, the bargain purchase gain of $11.5 million impacted our 2016 earnings.  Diluted earnings per share of $0.70 were reported for 2016, up from $0.48 from 2015.  Sales volume of our petrochemical products decreased 0.9%, and sales revenue from our petrochemical products decreased 17.8% as compared to the first half of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 3% over the first half of 2015.

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

	Three months ended June 30,		Six months ended June 30,
	2016 (restated)	2015	2016 (restated)	2015
Net Income	$10,252	$6,374	$17,476	$12,158

Interest expense	607	570	1,235	1,183
Depreciation and amortization	2,215	2,109	4,611	4,350
Income tax expense	5,692	2,145	9,339	5,572
EBITDA	$18,766	$11,198	$32,661	$23,263

Share-based compensation	627	764	1,274	1,289
Bargain purchase gain on BASF acquisition	(11,549)	-	(11,549)	-
Equity in (earnings) losses of AMAK	1,017	369	(4,350)	310
Adjusted EBITDA	$8,861	$12,331	$18,036	$24,862

Net Income	$10,252	$6,374	$17,476	$12,158

Equity in (earnings) losses of AMAK	$1,017	$369	$(4,350)	$310
Bargain purchase gain on BASF acquisition	(11,549)	-	(11,549)	-
Total of equity in (earnings) losses and gain on acquisition	(10,532)	$369	(15,899)	310
Taxes at statutory rate of 35%	3,686	(129)	5,565	(109)
Tax effected equity in (earnings) losses and gain on acquisition	(6,846)	240	(10,334)	201
Adjusted Net Income	$3,406	$6,614	$7,142	$12,359

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2016	December 31, 2015	June 30, 2015
Days sales outstanding in accounts receivable	31.7	29.4	35.0
Days sales outstanding in inventory	36.1	23.8	23.8
Days sales outstanding in accounts payable	11.3	12.2	12.9
Days of working capital	56.5	41.0	45.8

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

Operating Activities
Cash provided by operating activities totaled $13.3 million for the first half of 2016 $7.2 million lower than 2015.    For the first half of 2016 net income increased by approximately $5.3 million as compared to the corresponding period of 2015. Major non-cash items affecting income included increases in deferred taxes of $6.5 million, bargain purchase gain from the BASF acquisition of $11.5 million, and equity in earnings of AMAK of $4.7 million.

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

Corporate Segment

	2016 (restated)	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$1,946	$1,679	$267	15.9%
Equity in losses of AMAK	(1,017)	(369)	(648)	175.6%

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

Equity in Earnings of AMAK

Equity in Earnings of AMAK decreased during the second quarter of 2016 from the second quarter of 2015 primarily due to the facility being closed.  During the second quarter of 2016 AMAK recorded an additional $1.2 million gain for forgiveness of liabilities from the former operator.  This settlement partially offset AMAK’s second quarter 2016 operating losses as shown in the table below (please see Note 17 to the consolidated financial statements for the impact on our statements):

	Three Months Ended June 30,
	2016 (restated)	2015
	(Thousands of Dollars)
Sales	$610	$13,283
Gross profit	(3,000)	1,034
General, administrative and other	2,361	3,036
Loss from operations	(5,361)	(2,002)
Gain on settlement with former operator	1,200	-
Net income (loss)	$(4,161)	$(2,002)

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

Corporate Segment

	2016 (restated)	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$3,880	$3,492	$388	11.1%
Equity in earnings (losses) of AMAK	4,350	(310)	4,660	(1,503.2%)

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

Equity in Earnings of AMAK

Equity in Earnings of AMAK increased during the first half of 2016 from the first half of 2015 primarily due to a gain from a settlement which was reached with the former operator of the AMAK mining facility.  During the first half of 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses of approximately $17.4 million.  This settlement more than offset AMAK’s first half 2016 operating losses as shown in the table below (please see Note 17 to the consolidated financial statements for the impact on our statements):

	Six Months Ended June 30,
	2016 (restated)	2015
	(Thousands of Dollars)
Sales	$9,602	$18,584
Gross profit (loss)	(2,809)	2,746
General, administrative and other	4,509	5,538
Loss from operations	(7,318)	(2,792)
Gain on settlement with former operator	17,426	-
Net income (loss)	$10,108	$(2,792)

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

Guarantee of Saudi Industrial Development Fund (“SIDF”) Loan to AMAK

As discussed in Note 19 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at June 30, 2016, was 310.0 million Saudi Riyals (US$82.7 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at June 30, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$20,970	$3,503	$6,030	$5,248	$6,189
Long-Term Debt Obligations	78,083	8,333	16,667	53,083	-
Total	$99,053	$11,836	$22,697	$58,331	$6,189

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the “Lenders”) and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  Refer to Note 10 on page 11 of this Form 10-Q for a detailed discussion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 12 on pages 12 through 13 of this Form 10-Q.

Interest Rate Risk

Refer to Note 12 on pages 12 through 13 of this Form 10-Q.

Except as noted above, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

The Company recently completed a review of our accounting for certain transactions at AMAK, and as a result of issues identified in that review, our Board of Directors, on the recommendation of the Audit Committee and in consultation with management and our independent registered public accounting firm, concluded that our previously issued unaudited financial statements for the first six and nine months of 2016 should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—AMAK Review and Restatement” and Note 3 of Notes to Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

As a result of management’s review of the AMAK accounting issues, we have identified deficiencies in our disclosure controls and procedures and our internal control over financial reporting, which are discussed more fully below. Those deficiencies failed to prevent or detect accounting errors, which led to the restatement described above. The deficiencies, collectively, represent a material weakness in our internal control over financial reporting and require corrective and remedial actions.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  At the time that the original filing was filed on August 5, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of June 30, 2016.

Subsequent to that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2016, as a result of an identified material weakness in our internal control as discussed below.

The following control deficiency that constituted a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements as of June 30, 2016 and as of September 30, 2016, was identified:

We did not apply the appropriate level of review and oversight to the accounting and disclosure for significant, infrequently occurring transactions such as unusual gains and additional equity issuances by AMAK, our equity investment.

Remediation Plan

In light of this material weakness, in preparing our financial statements as of and for the period ended June 30, 2016, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q/A have been prepared in accordance with U. S. GAAP.

Our management is developing a remediation plan to address the identified material weakness and to enhance our overall control environment.  We are strengthening our controls and procedures in relation to the accounting for our investment in AMAK to ensure a more thorough review of AMAK’s activities is conducted when accounting for our investment in AMAK. Additional controls are being implemented to mitigate associated risks and to support the completeness and accuracy of our financial reporting.

Our executive management team, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted above with respect to the identified material weakness regarding oversight of significant, infrequently occurring transactions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 19 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

In the event that AMAK is unable to provide timely, accurate financial information to us, our ability to file reports with the Securities and Exchange Commission within required deadlines could be affected and our standing on the New York Stock Exchange and in the investment community could suffer.

Other than the addition of the above, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

DATE:  March 9, 2017   TRECORA RESOURCES
                                                (Registrant)

                                     By: /s/Sami Ahmad
                                     Sami Ahmad
                                     Chief Financial Officer