Form 10-Q/A
period 2016-09-30
TRECORA RESOURCES
filed 2017-03-09
CIK 7039

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

EXPLANATORY NOTE

Trecora Resources (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) in order to record its gain related to an additional equity issuance by Al Masane Al Kobra Mining Co. (“AMAK”), a Saudi Arabian closed joint stock company in which the Company has an investment accounted for by the equity method, and to correct its equity in earnings of AMAK.

Restatement of Consolidated Financial Statements

The unaudited consolidated statements of income for the three and nine months ended September 30, 2016, have been restated to properly reflect an error in the Company’s equity in earnings of AMAK and a gain from the additional equity issuance by AMAK for that three and nine month period, the unaudited consolidated balance sheet as of September 30, 2016, has been restated to reflect the effect of correcting the error on the balance of the investment in AMAK and associated deferred taxes, and the unaudited consolidated statements of stockholders’ equity and cash flows and the notes to the unaudited consolidated financial statements have been restated to make the associated changes required by the adjustments described above.  For a discussion of the equity in earnings of AMAK and the accounting errors identified, see “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—AMAK Review and Restatement” and Note 3 of Notes to Consolidated Financial Statements (Unaudited) included in “Part I, Item 1—Financial Statements.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, changes necessitated by the restatement of the Company’s September 30, 2016, unaudited consolidated financial statements have been made in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risk Factors

An additional risk factor has been added in Part II, Item 1A – Risk Factors.

Amended Reports

Except as set forth above, no other material changes have been made from the originally filed Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, and except as set forth above this Amendment No. 1 speaks as of the date of the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-Q.

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

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2016 (Restated – see Note 3) (unaudited)	DECEMBER 31, 2015
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$7,587	$18,623
Trade receivables, net	19,829	19,474
Inventories	18,376	15,804
Prepaid expenses and other assets	3,939	2,392
Taxes receivable	3,578	7,672
Deferred income taxes	1,703	2,116
Total current assets	55,012	66,081

Plant, pipeline and equipment, net	129,738	96,907

Goodwill	21,798	21,798
Other intangible assets, net	23,134	24,549
Investment in AMAK	53,127	47,697
Mineral properties in the United States	588	588
Other assets	109	171

TOTAL ASSETS	$283,506	$257,791
LIABILITIES
Current Liabilities
Accounts payable	$9,229	$8,090
Current portion of derivative instruments	80	118
Accrued liabilities	4,228	4,062
Current portion of post-retirement benefit	480	294
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	771	2,050
Total current liabilities	22,849	22,675

Long-term debt, net of current portion	70,123	73,169
Post-retirement benefit, net of current portion	649	649
Derivative instruments, net of current portion	8	59
Other liabilities, net of current portion	2,383	2,351
Deferred income taxes	22,941	16,503
Total liabilities	118,953	115,406

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued and outstanding 24.2 million and 24.1 million shares in 2016 and 2015, respectively	2,451	2,416
Additional paid-in capital	52,804	50,662
Common stock in treasury, at cost 0.3 million shares	(284)	-
Retained earnings	109,293	89,018
Total Trecora Resources Stockholders’ Equity	164,264	142,096
Noncontrolling Interest	289	289
Total equity	164,553	142,385

TOTAL LIABILITIES AND EQUITY	$283,506	$257,791

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016 (Restated – see Note 3)	2015	2016 (Restated – see Note 3)	2015
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$52,115	$63,190	$143,662	$170,396
Processing Fees	5,027	3,748	14,534	11,035
	57,142	66,938	158,196	181,431

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,373, $2,118, $6,620, and $6,083, respectively)	48,237	50,903	125,946	135,679

GROSS PROFIT	8,905	16,035	32,250	45,752

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,585	4,778	15,525	14,886
Depreciation	192	194	556	579
	4,777	4,972	16,081	15,465

OPERATING INCOME	4,128	11,063	16,169	30,287

OTHER INCOME (EXPENSE)
Interest Expense	(568)	(535)	(1,803)	(1,718)
Bargain purchase gain from acquisition	-	-	11,549	-
Equity in Earnings (Losses) of AMAK	(2,089)	(2,054)	2,261	(2,364)
Gain from Additional Equity Issuance by AMAK	3,168	-	3,168	-
Miscellaneous Income (Expense)	(72)	7	38	6
	439	(2,582)	15,213	(4,076)

INCOME BEFORE INCOME TAXES	4,567	8,481	31,382	26,211

INCOME TAXES	1,768	3,163	11,107	8,735

NET INCOME	2,799	5,318	20,275	17,476

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$2,799	$5,318	$20,275	$17,476

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.12	$0.22	$0.83	$0.72

Basic Weighted Average Number of Common Shares Outstanding	24,223	24,369	24,304	24,344

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.11	$0.21	$0.81	$0.69

Diluted Weighted Average Number of Common Shares Outstanding	24,921	25,228	24,964	25,176

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	EARNINGS	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2016	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	143	-	-	143	-	143
Issued to Employees	-	-	926	-	-	926	-	926
Issued to Former Director	-	-	48	-	-	48	-	48
Restricted Common Stock
Issued to Directors	-	-	137	-	-	137	-	137
Issued to Employees	-	-	568	-	-	568	-	568
Common stock
Issued to Directors	13	2	58	-	-	60	-	60
Issued to Employees	51	3	(8)	16	-	11	-	11
Treasury stock transferred from TOCCO to TREC		30	270	(300)		-		-
Net Income (Restated – see Note 3)	-	-	-	-	20,275	20,275	-	20,275

SEPTEMBER 30, 2016	24,222	$2,451	$52,804	$(284)	$109,293	$164,264	$289	$164,553

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016 (Restated – see Note 3)	2015
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$20,275	$17,476
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	5,761	5,231
Amortization of Intangible Assets	1,415	1,217
Unrealized Gain on Derivative Instruments	(89)	(332)
Share-based Compensation	1,882	1,794
Deferred Income Taxes	6,851	(231)
Postretirement Obligation	186	6
Bargain purchase gain	(11,549)	-
Equity in (earnings) losses of AMAK	(2,261)	2,364
Gain from Additional Equity Issuance by AMAK	(3,168)	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(355)	5,441
Decrease in Taxes Receivable	4,094	434
(Increase) Decrease in Inventories	(2,573)	302
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,281)	112
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,304	(342)
Increase (Decrease) in Other Liabilities	(418)	1,690

Net Cash Provided by Operating Activities	20,074	35,162

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(25,860)	(23,540)
Cash paid for acquisition of BASF facility	(2,011)	-
Acquisition Goodwill Adjustment	-	(47)
Cash Used in Investing Activities	(27,871)	(23,587)

FINANCING ACTIVITIES
Issuance of Common Stock	11	46
Addition to Long-Term Debt	3,000	-
Repayment of Long-Term Debt	(6,250)	(5,250)

Net Cash Used in Financing Activities	(3,239)	(5,204)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,036)	6,371

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,623	8,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,587	$14,877

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,804	$1,147
Cash payments for taxes, net of refunds	$277	$6,902
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$829	$599
Estimated Earnout Liability (Note 7)	$733	$-

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

In addition the Company owns a 33% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 17.

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

3. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016, have been restated to correct AMAK’s accounting error which reduced our equity in earnings of AMAK by approximately $2.8 million and to record a $3.2 million gain resulting from an increase in our share of the net assets of

AMAK based upon the July 2016 equity raise as described in Note 17.  In the originally issued unaudited financial statements as of and for the three and nine months ended September 30, 2016, we did not record the correct equity in earnings or correctly record the gain (with a corresponding increase in our investment) in accordance with ASC 323-10-40-1.

The effects of the restatement are as follows:
	September 30, 2016
	(unaudited)
	As Reported	As Restated
	(thousands of dollars)
Consolidated Balance Sheets
Investment in AMAK	$52,776	$53,127
Total Assets	283,155	283,506
Deferred Income Taxes	22,817	22,941
Total Liabilities	118,829	118,953
Retained Earnings	109,066	109,293
Total Trecora Resources Stockholders’ Equity	164,037	164,264
Total Equity	164,326	164,553
Total Liabilities and Equity	283,155	283,506

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	(unaudited)
	As Reported	As Restated	As Reported	As Restated
	(thousands of dollars)
Consolidated Statements of Income
Equity in earnings (losses) of AMAK	$(2,089)	$(2,089)	$5,079	$2,261
Gain on Additional Equity Issuance by AMAK	-	3,168	-	3,168
Total other income (expense)	(2,729)	439	14,863	15,213
Income before income taxes	1,399	4,567	31,032	31,382
Income tax expense	659	1,768	10,984	11,107
Net income attributable to Trecora Resources	740	2,799	20,048	20,275

Basic earnings per common share (dollars)	$0.03	$0.12	$0.82	$0.83
Diluted earnings per common share (dollars)	$0.03	$0.11	$0.80	$0.81

	September 30, 2016
	(unaudited)
	As Reported	As Restated
	(thousands of dollars)
Consolidated Statement of Stockholders’ Equity
Net Income	$20,048	$20,275
Retained Earnings	109,066	109,293
Total	164,037	164,264
Total Equity	164,326	164,553

Consolidated Statements of Cash Flows
Operating Activities
Net income	$20,048	$20,275
Deferred income taxes	6,728	6,851
Equity in (earnings) loss of AMAK	(5,079)	(2,261)
Gain on Additional Equity Issuance by AMAK	-	(3,168)

4. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2016	December 31, 2015
	(thousands of dollars)
Trade receivables	$20,129	$19,684
Less allowance for doubtful accounts	(300)	(210)
Trade receivables, net	$19,829	$19,474

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

5. INVENTORIES

Inventories include the following:

	September 30, 2016	December 31, 2015
	(thousands of dollars)
Raw material	$2,074	$2,905
Work in process	72	56
Finished products	16,230	12,843
Total inventory	$18,376	$15,804

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

Inventory serves as collateral for our amended and restated credit agreement.  See 10.

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

	Three Months Ended September 30, 2016 (restated)			Three Months Ended September 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,799	24,223	$0.12	$5,318	24,369	$0.22

Unvested restricted stock grant		304			148
Dilutive stock options outstanding		394			711

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,799	24,921	$0.11	$5,318	25,228	$0.21

	Nine Months Ended September 30, 2016 (restated)			Nine Months Ended September 30, 2015
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$20,275	24,304	$0.83	$17,476	24,344	$0.72

Unvested restricted stock grant		297			138
Dilutive stock options outstanding		363			694

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$20,275	24,964	$0.81	$17,476	25,176	$0.69

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

13. STOCK-BASED COMPENSATION

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

	Three Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$47,250	$4,864	$-	$52,114
Processing fees	2,909	2,119	-	5,028
Net revenues	50,159	6,983	-	57,142
Operating profit (loss) before depreciation and amortization	7,813	118	(1,238)	6,693
Operating profit (loss)	6,366	(987)	(1,251)	4,128
Depreciation and amortization	1,447	1,105	13	2,565
Capital expenditures	5,411	4,066		9,477

	Nine Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$129,076	$14,585	$-	$143,661
Processing fees	6,769	7,766	-	14,535
Net revenues	135,845	22,351	-	158,196
Operating profit (loss) before depreciation and amortization	25,699	2,774	(5,128)	23,345
Operating profit (loss)	21,488	(171)	(5,148)	16,169
Depreciation and amortization	4,211	2,945	20	7,176
Capital expenditures	16,812	11,059		27,871

	Three Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$59,122	$4,068	$-	$63,190
Processing fees	1,364	2,384	-	3,748
Net revenues	60,486	6,452	-	66,938
Operating profit (loss) before depreciation and amortization	13,636	1,393	(1,654)	13,375
Operating profit (loss)	12,557	178	(1,672)	11,063
Depreciation and amortization	1,079	1,215	18	2,312
Capital expenditures	4,857	1,766		6,623

	Nine Months Ended September 30, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$158,647	$11,749	$-	$170,396
Processing fees	4,409	6,626	-	11,035
Net revenues	163,056	18,375	-	181,431
Operating profit (loss) before depreciation and amortization	38,197	3,897	(5,145)	36,949
Operating profit (loss)	35,075	375	(5,163)	30,287
Depreciation and amortization	3,122	3,522	18	6,662
Capital expenditures	17,876	5,664		23,540

	September 30, 2016 (restated)
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,932	$-	$-	$44,932
Total assets	209,319	104,924	100,615	(131,352)	283,506

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

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

17. INVESTMENT IN AMAK

In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Arab Mining Co. (“Armico”) purchased 3.75 million shares at 20 Saudi Riyals per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%.  As a result of this equity raise, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in its investment) in accordance with ASC 323-10-40-1.

As of September 30, 2016, and December 31, 2015, the Company had a non-controlling equity interest of 33.44% and 35.25%, respectively in AMAK of approximately $53.1 million and $47.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2016.

AMAK’s financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (restated)	2015	2016 (restated)	2015
	(Thousands of Dollars)
Sales	$318	$19,874	$9,921	$38,458
Gross profit (loss)	(4,747)	(2,711)	(7,556)	35
General, administrative and other expenses	2,463	4,067	6,986	9,605
Loss from operations	$(7,210)	$(6,778)	$(14,542)	$(9,570)
Gain on settlement with former operator	-	-	17,440	-
Net income (loss)	$(7,210)	$(6,778)	$2,898	$(9,570)

Gain on settlement with former operator of approximately $17.4 million during the nine months ended September 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization was $3.2 million and $4.2 million for the three months and $8.6 million and $15.3 million for the nine months ended September 30, 2016, and 2015, respectively.  Therefore, net income (loss) before depreciation and amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (restated)	2015	2016 (restated)	2015
	(Thousands of Dollars)
Net income (loss) before depreciation and amortization	$(4,021)	$(2,543)	$11,504	$5,680

Financial Position

	September 30,	December 31,
	2016 (restated)	2015
	(Thousands of Dollars)
Current assets	$27,159	$26,078
Noncurrent assets	260,142	259,527
Total assets	$287,301	$285,605

Current liabilities	$2,883	$22,740
Long term liabilities	87,994	89,364
Shareholders' equity	196,424	173,501
	$287,301	$285,605

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and nine months ended September 30, 2016, and 2015, is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016 (restated)	2015
	(Thousands of Dollars)
AMAK Net Income (Loss)	$(7,210)	$(6,778)	$2,898	$(9,570)
Zakat tax applicable to Saudi Arabian shareholders only	-	-	320	-
AMAK Net Income (Loss) before Saudi Arabian shareholders’ portion of Zakat	$(7,210)	$(6,778)	$3,218	$(9,570)

Company’s share of income (loss) reported by AMAK	$(2,426)	$(2,391)	$1,250	$(3,375)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	337	337	1,011	1,011
Equity in earnings (loss) of AMAK	$(2,089)	$(2,054)	$2,261	$(2,364)

The difference between our effective share of income (loss) from our investment and our actual ownership percentage is attributable to the changes in our ownership percentage during the third quarter as well as, the portion of net income (loss) in the first six months of 2016.

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

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi’s claims and causes of action with prejudice.  It is anticipated that Mr. El Khalidi will appeal the dismissal.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved pending appeal.

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

AMAK Review and Restatement

During the second quarter of 2016, AMAK incorrectly recorded a gain from the assumption of spare part inventory acquired from the former operator.  As a result, we calculated our equity in earnings from AMAK based upon incorrect information.  The amount of the gain reflected on our previously issued statements was approximately $3.2 million; however, there was no gain from the assumption of spare parts. There was an additional gain on the settlement with the former operator of approximately $1.2 million which would amount to $0.4 million equity in earnings on our financial statements.

During the third quarter of 2016, AMAK issued 4.0 million shares of which 3.75 million shares were issued at 20 SR per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  As a result of this equity raise, our share of the net assets of AMAK increased approximately $3.2 million which we failed to recognize as a gain (with a corresponding increase in its investment) in accordance with ASC 323-10-40-1.

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

Review of Third Quarter and Year-to-Date 2016 Results

We reported third quarter 2016 earnings of $2.8 million down from $5.3 million from the third quarter of 2015. Diluted earnings per share of $0.11 were reported for 2016, down from $0.21 in 2015.  Sales volume of our petrochemical products decreased 16.0%, and sales revenue from our petrochemical products decreased 20.1% as compared to the third quarter of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 8.9% over the third quarter of 2015.

We reported year-to-date 2016 earnings of $20.3 million up from $17.5 million from the first nine months of 2015. We recorded a bargain purchase gain of $11.5 million from the BASF acquisition in the second quarter and a gain from equity issuance by AMAK of $3.2 million in the third quarter which impacted our 2016 earnings.  Diluted earnings per share of $0.81 were reported for 2016, up from $0.69 in 2015.  Sales volume of our petrochemical products decreased 6.9%, and sales revenue from our petrochemical products decreased 18.6% as compared to the first nine months of 2015.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 5.8% over the first nine months of 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2016 (restated)	2015	2016 (restated)	2015
Net Income	$2,799	$5,318	$20,275	$17,476

Interest expense	568	535	1,803	1,718
Depreciation and amortization	2,565	2,312	7,176	6,662
Income tax expense	1,768	3,163	11,107	8,735
EBITDA	$7,700	$11,328	$40,361	$34,591

Share-based compensation	608	505	1,882	1,794
Bargain purchase gain on BASF acquisition	-	-	(11,549)	-
Gain from additional equity issuance by AMAK	(3,168)	-	(3,168)	-
Equity in (earnings) losses of AMAK	2,089	2,054	(2,261)	2,364
Adjusted EBITDA	$7,229	$13,887	$25,265	$38,749

Net Income	$2,799	$5,318	$20,275	$17,476

Equity in (earnings) losses of AMAK	$2,089	$2,054	$(2,261)	$2,364
Gain from additional equity issuance by AMAK	(3,168)	-	(3,168)	-
Bargain purchase gain on BASF acquisition	-	-	(11,549)	-
Total of equity in (earnings) losses and gain on acquisition	(1,079)	$2,054	(16,978)	2,364
Taxes at statutory rate of 35%	378	(719)	5,943	(827)
Tax effected equity in (earnings) losses and gain on acquisition	(701)	1,335	(11,035)	1,537
Adjusted Net Income	$2,098	$6,653	$9,240	$19,013

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2016	December 31, 2015	September 30, 2015
Days sales outstanding in accounts receivable	34.3	29.4	34.4
Days sales outstanding in inventory	31.8	23.8	18.8
Days sales outstanding in accounts payable	16.0	12.2	12.5
Days of working capital	50.2	41.0	40.6

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

Operating Activities
Cash provided by operating activities totaled $20.1 million for the first nine months of 2016, $15.1 million lower than 2015.    For the first nine months of 2016 net income increased by approximately $2.8 million as compared to the corresponding period of 2015. Major non-cash items affecting income included increases in deferred taxes of $6.9 million, bargain purchase gain from the BASF acquisition of $11.5 million, gain from additional equity issuance by AMAK of $3.2 million and equity in earnings of AMAK of $2.3 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Trade receivables increased approximately $0.4 million as compared to a decrease of approximately $5.4 million in 2015 (due to a decrease in average selling price from fourth quarter 2014),

•	Inventory increased approximately $2.6 million (due to lower sales volume) as compared to a decrease of approximately $0.3 in 2015,

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

Corporate Segment

	2016 (restated)	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$1,238	$1,654	$(416)	(25.2%)
Equity in losses of AMAK	(2,089)	(2,054)	35	1.7%
Gain from additional equity issuance by AMAK	3,168	-	3,168	100.0%

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

Equity in Losses of AMAK/Gain from Additional Equity Issuance by AMAK

Equity in losses of AMAK increased slightly during the third quarter of 2016 from the third quarter of 2015.

	Three Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Sales	$318	$19,874
Gross loss	4,747	2,711
General, administrative and other	2,463	4,067
Net loss	$7,210	$6,778

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

In July 2016 AMAK issued 4.0 million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Armico purchased 3.75 million shares at 20 SR per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  As a result of this equity raise, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in its investment) in accordance with ASC 323-10-40-1.

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

Corporate Segment

	2016 (restated)	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$5,128	$5,145	$(17)	(0.3%)
Equity in earnings (losses) of AMAK	2,261	(2,364)	4,625	(195.6%)
Gain from additional equity issuance by AMAK	3,168	-	3,168

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

Equity in Earnings of AMAK/Gain from Additional Equity Issuance by AMAK

Equity in Earnings of AMAK increased during the first nine months of 2016 from the first nine months of 2015 primarily due to a gain from a settlement which was reached with the former operator of the AMAK mining facility.  During the first nine months of 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses of approximately $17.4 million.  This settlement more than offset AMAK’s first nine months 2016 operating losses as shown in the table below (please see Note 17 to the consolidated financial statements for the impact on our statements):

	Nine Months Ended September 30,
	2016 (restated)	2015
	(Thousands of Dollars)
Sales	$9,921	$38,458
Gross profit (loss)	(7,556)	35
General, administrative and other	6,986	9,605
Loss from operations	(14,542)	(9,570)
Gain on settlement with former operator	17,440	-
Net income (loss)	$2,898	$(9,570)

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

In July 2016 AMAK issued 4.0 million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Armico purchased 3.75 million shares at 20 SR per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  As a result of this equity raise, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in its investment) in accordance with ASC 323-10-40-1.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  At the time that the original filing was filed on November 4, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of September 30, 2016.

Subsequent to that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016, as a result of an identified material weakness in our internal control as discussed below.

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

Remediation Plan

In light of this material weakness, in preparing our financial statements as of and for the period ended September 30, 2016, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q/A have been prepared in accordance with U. S. GAAP.
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