Form 10-K
period 2016-12-31
TRECORA RESOURCES
filed 2017-03-16
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
 (MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
TRECORA RESOURCES
 (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

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
Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒
The aggregate market value on June 30, 2016, of the registrant’s voting securities held by non-affiliates was approximately $173 million.
Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of March 7, 2017 (excluding 254,282 shares of treasury stock):  24,252,564.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about May 15, 2017.

Item Number and Description

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

The Company also owns a 33% interest in AMAK, a Saudi Arabian closed joint stock mining company, which is engaged in the commercial production of copper and zinc concentrates and silver and gold doré.  Finally, we have a 55% interest in PEVM, a Nevada mining corporation, which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.

Business Segments

In October 2014 with the completion of the Acquisition, we began operating in two business segments; the manufacturing of various specialty petrochemical products and the manufacturing of specialty synthetic waxes.

Our specialty petrochemical products segment is conducted through SHR, a Texas corporation.  SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane.  These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck, iso-container, and by ship.  SHR owns all of the capital stock of GSPL, a Texas corporation, which owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR’s truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.  SHR also provides custom processing services.

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

The Penhex Unit currently has the permitted capacity to process approximately 11,000 barrels per day of fresh feed with the Reformer Unit, the Aromax® Unit, and the Cyclo-Pentane Unit further processing streams produced by the Penhex Unit.  The Aromatics Hydrogenation Unit has a capacity of approximately 400 barrels per day, and the White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day.  The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day.  The P-Xylene Unit has a capacity of approximately 20,000 pounds per year.  The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.  We produce eight distinct product streams and market several combinations of blends as needed in various customer applications.  We do not produce motor fuel products or any other commodity type products commonly sold directly to retail consumers or outlets.
During 2015 we constructed a new unit which is part of the Penhex Unit, D Train, which began production in the fourth quarter of 2015.  The D Train expansion increased our capacity by approximately 6,000 barrels per day of fresh feed.  Our present total capacity is 13,000 barrels per day of fresh feed; however, we are currently only permitted to process 11,000 barrels per day.  Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel.  The Penhex Unit had a utilization rate during 2016 of approximately 48% based upon 11,000 barrels per day of capacity.  The Penhex Unit had a utilization rate during 2015 of approximately 84% based upon 7,000 barrels per day.  The Penhex Unit utilization rate for 2014 was approximately 84% based upon 6,700 barrels per day.  Penhex Unit capacity is now configured in three independent process units.  The three unit configuration improves reliability by reducing the amount of total down time due to mechanical and other factors.

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

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, Hydrocarbon Processing Demonstration Unit and P-Xylene Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, we process the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from our storage tanks or transported to the customers’ location for storage and marketing.  The units have a combined capacity of approximately 3,400 barrels per day. Together they realized a utilization rate of 26% for 2016, 27% for 2015, and 36% for 2014.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

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

We obtain our feedstock requirements from a sole supplier.  The agreement is primarily a logistics convenience.  The supplier buys or contracts for material and utilizes their tank and pipeline connections to transport into our pipeline.  The supplier’s revenue above feed cost is primarily related to the cost and operation of the tank, pipelines, and equipment.  A contract was signed in August 2015 with a seven year term with subsequent one year renewals unless cancelled by either party with 180 days’ notice.  In 2015 a pipeline connection to the supplier’s dock was added to give alternative means of receiving feedstock.  Prior to this addition, all feedstock came from Mont Belvieu, Texas.

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
We sell our products to predominantly Fortune 500 companies.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We also have a website with information about our products and services.  We utilize either formula based or spot pricing depending upon a customer’s requirements.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. During 2016 and 2015, sales to one customer exceeded 10% of our consolidated revenues.  Specifically, in 2016 sales to ExxonMobil and their affiliates represented 20.1% of revenues.  In 2015 sales to ExxonMobil and their affiliates also represented 20.1% of revenues.  These sales represented multiple products sold to multiple facilities.

United States Specialty Synthetic Wax Operations

TC is a leading manufacturer of specialty synthetic waxes and also provides custom processing services from its 27.5 acre plant located in the heart of the petrochemical industry in Pasadena, Texas.  TC provides custom manufacturing, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants.  Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck.  The location is within reach of major chemical pipelines and on-site access to a steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and custom processing capabilities.  We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants.  These products are used in a variety of applications including performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC, rubber; and dry stir-in additives for inks.  In oxidized forms, applications also include use in textile emulsions.

TC also provides turnkey custom manufacturing services including quality assurance, transportation and process optimization.  The plant has high vacuum distillation capability for the separation of temperature sensitive materials.  We have a fully equipped laboratory and pilot plant facility and a highly trained, technically proficient team of engineers and chemists suited to handle the rapid deployment of new custom processes and development of new wax products.  TC’s custom manufacturing services provide a range of specialized capabilities to chemical and industrial customer including synthesis, distillation, forming and propoxylation in addition to a number of other chemical processes.

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

Environmental

Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 15 to the Consolidated Financial Statements.

In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR’s acquisition of the property.  The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original SHR site is accumulated and sold as a by-product.  Approximately 70, 70, and 75 barrels were recovered during 2016, 2015 and 2014, respectively.  The recovered material had an economic value of approximately $3,200, $3,500, and $6,700 during 2016, 2015, and 2014, respectively.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale.  At current market values this material, if fully recovered would be worth approximately $1.0 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

Personnel

The number of our regular, U.S. based employees was approximately 310, 296, and 271 for the years ended December 31, 2016, 2015, and 2014, respectively.  Of these employees, none are covered by collective bargaining agreements.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.  Our workforce has increased primarily due to expansions at both facilities.

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

Investment in AMAK

As of December 31, 2016, we owned a 33% interest in AMAK.

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

Description of Current Property Condition.

The AMAK facility includes an underground mine, ore-treatment plant and related infrastructures.   The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities.  Related infrastructure includes a 300 man capacity camp for single status accommodation for expatriates and Saudi Arabian employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts, potable water supply primarily from an underground aquifer, sewage treatment plant and an assay laboratory.  The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.  The above-ground ore processing facility became fully operational during the second half of 2012.  Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations.  AMAK took advantage of this outage to improve the gold and silver recovery process through the installation of SART modifications.  This change allows improved precious metal recovery while also lowering chemical use, thereby reducing operating costs once processing resumes.  AMAK also upgraded and refurbished other parts of the facility during the outage; therefore it remains in relatively good condition.  The plant resumed operation in the fourth quarter of 2016 and is scheduled to be at full operating rates during the second quarter of 2017.

AMAK shipped approximately 16,000, 51,000, and 55,000 metric tons of copper and zinc concentrate to outside smelters during 2016, 2015, and 2014, respectively.  In addition, in 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced 4.1 kilograms of gold and 115.6 kilograms of silver.  In 2015, 46.2 kilograms of gold and 833.6 kilograms of silver were produced.  Since the facility was idle until December 2016, no gold or silver was produced in 2016.

Saudi Industrial Development Fund (“SIDF”) Loan and Guarantee

On October 24, 2010, we executed a limited guarantee in favor of the SIDF guaranteeing up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the “Loan”). As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall Loan amount.  As ownership percentages have changed over time, the loan guarantee allocation has not changed. The other AMAK shareholders provided personal guarantees.  We were the only AMAK shareholder providing a corporate guarantee. The loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations.  The SIDF reviewed the current AMAK strategy relating to the shutdown, modifications, and improvements and agreed that it was appropriate.

Accounting Treatment of Investment in AMAK.

We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method.  One of our directors is chairman of the Nomination, Reward and Compensation Committee of the Board of Directors and is an ex-officio member of the Executive Committee of the Board of Directors of AMAK.  One of our directors and officers is Chair of the Audit Committee of the Board of Directors of AMAK.   We also have two directors on the Commercial Committee of AMAK.  We recently hired a director with extensive mining experience to serve as a third AMAK director representing TREC, and he serves on the investment committee.  A new CEO with significant mining experience has recently been hired by AMAK with full support of TREC.  He began work at the site in February of 2017.  See Note 11 to the Notes to the Consolidated Financial Statements.

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

Dependence on a limited number of customers could adversely impact profitability

During 2016 sales to one customer exceeded 10 percent of SHR’s revenues.  See the information regarding dependence on a limited number of customers set forth in Part I, Item I Business under the caption “United States Specialty Petrochemical Operation”. The total loss of a large volume customer could adversely affect our ability to market products on a competitive basis and generate a profit.

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

The implementation of a new enterprise resource planning system could cause a financial statement error not to be detected

We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current system.  This is a complex process, and the new system will result in changes to our internal controls over financial reporting, including disclosure controls and procedures.  The possibility exists that the migration to the new ERP system could adversely affect the effectiveness of our internal controls over financial reporting.

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

Economic and political instability; terrorist acts; war and other political unrest

The conflict and hostilities in Yemen could disrupt or interfere with the operations of AMAK whose corporate offices and mining assets are located in Najran province of Saudi Arabia.  In addition, the potential for additional future terrorist acts and other recent events, including ISIS terrorist related activities and civil unrest in the Middle East, have caused uncertainty in the world’s financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

AMAK could suffer sustained operational difficulties

Operating difficulties are many and various, ranging from unexpected geological variations that could result in significant ground or containment failure to breakdown of key capital equipment.  Reliable roads, rail networks, ports, power generation and transmission, and water supplies are required to access and conduct AMAK’s operations.  AMAK transports all of its products first by truck and then by sea.  Limitations or interruptions in transport infrastructure could impede its ability to deliver products.  Although going forward, operations will be owner-managed, availability of sufficiently skilled operators, engineers, geologists and maintenance technicians in Saudi Arabia can from time to time be severely limited.

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

Excess products

As noted previously, an important component of our competitive performance is our ability to minimize the production of low margin products on an on-going basis.  Although the hydrocarbon constituents comprising the petrochemical feedstock we use may vary somewhat over time, they tend to fall into relatively narrow percentage bands as compared to overall feedstock composition.  By nature of the fractionation process that we utilize, if we make one product, we make them all; therefore, when we receive a significant order for a particular finished product, additional products may be manufactured necessitating sales into secondary, lower margin markets.  We continue to investigate options to maintain or improve margins.  We are in the process of constructing an advanced reformer unit with a capacity of 4,000 barrels per day which will allow us to upgrade the value of our byproducts in order to maximize margins.  The unit is expected to start up in the fourth quarter of 2017.

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

United States Specialty Polyethylene Wax Facility

TC owns and operates a specialty synthetic wax facility from its 27.5 acre plant site located in Pasadena, Texas.  After the recent acquisition of the adjacent BASF facility the plant now contains several stainless steel reactors ranging in size from 3,300 to 16,000 gallons with overhead condensing systems, two 4,000 gallon glass line reactors; 5 Sandvik forming belts with pastillating capabilities, five high vacuum wiped film evaporators varying in size from 12 to 20 m2, steel batch column with 10,000 gallon still pot and 20 theoretical stages of structured packing.  The plant also now has the ability to crystallize and recover solids from the crystallization process.  There are also three fully equipped laboratories onsite. With a base product offering polyethylene waxes, TC is well suited to manage high molecular weight materials that must be managed in the molten state.  TC offers pastillating for waxes, polymers and resins, flaking capabilities, as well as solids packaging services.

Investment in AMAK

As of December 31, 2016, we owned a 33% interest in AMAK.

Prior to December 2008, we held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008.  The above-ground ore processing facility became fully operational during the second half of 2012.   Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations.  AMAK took advantage of this outage to improve the gold and silver recovery process through the installation of SART modifications.  This change allows improved precious metal recovery while also lowering chemical use, thereby reducing operating costs once processing resumes.  The facility resumed operation in the fourth quarter of 2016 and is scheduled to be at full operating rates during the second quarter of 2017.

AMAK shipped approximately 16,000, 51,000, and 55,000 metric tons of copper and zinc concentrate to outside smelters during 2016, 2015 and 2014, respectively.  In addition, in 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced 4.1 kilograms of gold and 115.6 kilograms of silver.  In 2015, 46.2 kilograms of gold and 833.6 kilograms of silver were produced.  Since the facility was idle until December 2016, no gold or silver was produced in 2016.

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

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2014-2016	12/31/16	Increase (Decrease)
Gold per ounce	$1,224.96	$1,159.10	(5.38)%
Silver per ounce	$17.29	$16.24	(6.07)%
Copper per pound	$2.60	$2.50	(3.85)%
Zinc per pound	$0.94	$1.16	23.40%

Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by initial diamond drilling.  The following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials of AMAK in the Al Masane area along with the estimated average grades of these mineralized materials as adjusted to reflect production that began in July 2012:

Zone	Proven Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	448	1.5	3.7	0.8	21.0
Al Houra	29	0.8	3.8	0.7	21.0
Moyeath	-	-	-	-	-
Total	477	1.4	3.7	.8	21.0

Zone	Probable Reserves (Tonnes) (000’s)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5,193	1.2	3.4	0.8	23.0
Al Houra	1,894	0.9	3.8	1.2	39.0
Moyeath	702	0.8	7.2	1.0	55.0
Total	7,789	1.1	3.9	0.9	29.0

Total proven and probable reserves	8,266
Less production through December 31, 2016	2,371
Remaining proven and probable reserves	5,895

Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution.  AMAK received formal approval in November 2015 of an additional 151 square kilometers or 37,313 acres of territory relatively close to the current mine.  The new territory comprises the

Guyan and Qatan exploration licenses covering 151 square kilometers and within the Guyan exploration license, a 10 square kilometers or 2,471 acre mining lease which has potential for significant gold recovery.  Although some exploration holes were drilled in both Guyan and Qatan up to 40 years ago, no reserves are attributable to these areas.  Exploration activities were restarted in both of these areas during 2016, and results are being evaluated.

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

Historic three-year average commodity prices are shown in the following table:

	Average Price in USD
	2012-2014	2013-2015	2014-2016
Gold per ounce	$1,448.33	$1,278.98	$1,224.96
Silver per ounce	$24.67	$19.53	$17.29
Copper per pound	$3.25	$2.98	$2.60
Zinc per pound	$0.88	$0.91	$0.94

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

In the 1994 feasibility study the geologists and engineers stated that there is potential to find more reserves within the Lease area, as the ore zones are all open at depth. Further diamond drilling is required to quantify the additional mineralization associated with these zones. An extensive underground and surface diamond drilling exploration program commenced in late 2016.  A significant feature of the Al Masane ore zones is that they tend to have a much greater vertical plunge than strike length; relatively small surface exposures such as the Moyeath zone may be developed into sizeable ore tonnages by thorough and systematic exploration. Similarly, systematic prospecting of the small surface indicators of mineralization in the area could yield significant tonnages of new ore.  Updates to the feasibility study were completed in 1996, 2005 and July 2009.

An updated reserve study or audit has not been performed over the last three years.  AMAK has contracted with SRK Consulting to provide an update on reserves which is scheduled to be completed during the second quarter of 2017.

The following table sets forth tonnage mined with average assay values per year:

Year	Mine Head Grade		Mill Throughput
	%Cu	%Zn	dmt
2011	1.26	3.02	9,460
2012	1.18	3.39	399,892
2013	1.48	3.19	699,316
2014	1.22	3.15	670,812
2015	1.11	3.69	591,419
2016	-	-	-

The following table sets forth tonnage milled with average assay values and metallurgical recoveries per year:

Year	Copper Concentrate				Zinc Concentrate
	dmt	%Cu	%Zn	Recovery	dmt	%Zn	%Cu	Recovery
2011	443	16.51	7.51	61.64	377	40.69	3.56	53.64
2012	15,944	23.91	5.46	80.62	20,738	50.03	1.16	76.54
2013	35,140	25.20	4.73	85.68	33,460	49.82	0.83	74.62
2014	28,476	24.20	4.31	84.24	31,600	51.02	0.70	76.26
2015	24,218	22.70	5.13	84.12	35,447	48.46	0.62	78.63
2016	-	-	-	-	-	-	-	-

The following table sets forth tonnage sold with concentrate assay values and value received per year:

Year	Copper Concentrate			Zinc Concentrate
	dmt	%Cu	Value received (in USD millions)	dmt	%Zn	Value received (in USD millions)
2011	-	-	-	-	-	-
2012	5,488	23.51	$6.9	15,193	47.53	$8.7
2013	35,908	23.86	$80.8	38,430	47.79	$24.2
2014	25,691	24.20	$42.3	29,326	50.52	$21.0
2015	26,378	23.50	$34.6	24,547	49.68	$16.0
2016	-	-	-	15,845	48.28	$9.5

United States Mineral Interest

Our only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

Offices

Outside of the facilities that we own, SHR has a leased corporate and sales office in Sugar Land, Texas.

Item 3.  Legal Proceedings.

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi’s claims and causes of action with prejudice.  Mr. El Khalidi has filed a notice of appeal.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

On or about March 18, 2016, SHR received notice of a lawsuit filed in the 172nd Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Texas to defend SHR.

On or about August 2, 2016, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Texas to defend SHR.

On or about November 5, 2016, SHR received notice of a lawsuit filed in the 172nd Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Texas to defend SHR.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock traded on the New York Stock Exchange (“NYSE”) during the last two fiscal years under the symbol “TREC”. The following table sets forth the high and low bid prices for each quarter as reported by NYSE. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NYSE
	High	Low
Fiscal Year Ended December 31, 2016
Fourth Quarter ended December 31, 2016	$14.55	$9.75
Third Quarter ended September 30, 2016	$11.74	$9.81
Second Quarter ended June 30, 2016	$12.03	$8.17
First Quarter ended March 31, 2016	$12.33	$8.75

Fiscal Year Ended December 31, 2015
Fourth Quarter ended December 31, 2015	$14.96	$11.79
Third Quarter ended September 30, 2015	$16.50	$11.50
Second Quarter ended June 30, 2015	$15.48	$11.00
First Quarter ended March 31, 2015	$15.25	$11.36

At March 7, 2017, there were approximately 381 recorded holders (including brokers’ accounts) of the Company’s common stock. We have not paid any dividends since our inception and, at this time, do not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  We were in compliance with this restriction as of December 31, 2016.  See Note 13 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2016.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2011, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data (in thousands, except per share amounts):

	2016	2015	2014	2013	2012
Revenues	$212,399	$241,976	$289,643	$236,227	$222,858
Net Income	19,428	18,598	15,571	19,498	10,321
Net Income Per Share-Diluted	0.78	0.74	0.63	0.79	0.42
EBITDA	41,694	39,639	29,814	32,505	20,704
Adjusted EBITDA	31,008	47,317	33,027	25,020	21,430
Total Assets (at December 31)	292,099	257,791	230,782	143,652	120,358
Current Portion of Long-Term Debt (at December 31)	10,145	8,061	6,728	1,397	1,497
Total Long-Term Debt Obligations (at December 31)	73,107	73,169	72,430	11,827	14,224

The acquisition of TC was completed in the fourth quarter of 2014 as reflected in the table above.

Non-GAAP Financial Measures

We include in this Annual Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA, and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK’s earnings and losses or gains from equity issuances, and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK’s earnings and losses or gains from equity issuances, and plus or minus tax effected gains or losses on acquisitions.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measures by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	2016	2015	2014	2013	2012
Net Income	$19,428	$18,598	$15,571	$19,498	$10,321

Interest expense	1,981	2,232	1,042	520	547
Derivative (gains) losses on interest rate swap	4	(15)	378	301	359
Depreciation and amortization	9,777	9,060	5,676	4,039	3,573
Income tax expense	10,504	9,764	7,147	8,147	5,904
EBITDA	41,694	39,639	29,814	32,505	20,704

Share-based compensation	2,552	2,353	2,141	1,215	515
Bargain purchase gain on BASF acquisition	(11,549)	-	-	-	-
Equity in (earnings) losses of AMAK	1,479	5,325	1,072	(4,703)	211
Gain from additional equity issuance by AMAK	(3,168)	-	-	(3,997)	-
Adjusted EBITDA	$31,008	$47,317	$33,027	$25,020	$21,430

Net Income	$19,428	$18,598	$15,571	$19,498	$10,321

Bargain purchase gain on BASF acquisition	(11,549)	-	-	-	-
Equity in (earnings) losses of AMAK	1,479	5,325	1,072	(4,703)	211
Gain from additional equity issuance by AMAK	(3,168)	-	-	(3,997)	-
Total of adjustments	(13,238)	5,325	1,072	(8,700)	211
Taxes at statutory rate of 35%	4,633	(1,864)	(375)	3,045	(74)
Tax effected adjustments	(8,605)	3,461	697	(5,655)	137
Adjusted Net Income	$10,823	$22,059	$16,268	$13,843	$10,458

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

Certain reclassifications have been made to the Statements of Income for the years ended December 31, 2015, and 2014, in order to conform with the presentation of the year ended December 31, 2016.  These reclassifications had no effect on the previously reported net income for those periods.

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

Petrochemical Operations

SHR’s worldwide petrochemical demand declined during 2016, primarily due to reduced volumes at four significant customers.  We continued to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.

During 2016 feedstock prices continued the decline which began in the fourth quarter of 2014; however, prices began rising in the third quarter of 2016.  During 2016 average feedstock price fell $0.10 per gallon from 2015’s average but the 2016 year end price was approximately $.03 per gallon higher than 2015 year end.  Typically, when prices start climbing, we experience lower margins since almost 60% of our selling prices are on formula pricing which follows market prices calculated upon the prior month.   During 2016 margins declined as a result of greater competitive pricing pressure on some of our products.  In addition, financial penalties that we incurred due to feedstock purchases below minimum amounts as prescribed by our agreement with suppliers impacted margins.

Specialty Wax Operations

Most wax markets are mature. Key applications for our polyethylene waxes are in hot melt adhesives (“HMA”), plastic processing, PVC lubricants and inks, paints and coatings, where they act as surface or rheology modifiers. The HMA market is  expected to grow at a higher rate than GDP growth due to growth in the developing markets and increases in packaging requirements due to changes in consumer purchasing (shift to home deliveries via the internet) in developed economies. Road marking paints are also expected to grow at rates exceeding GDP growth  based upon an expectation that there will be infrastructure investment in the U. S.   The PVC market is expected to grow at GDP rates; however, we expect to get more traction of our products within this market with acceptance of our new PVC grade waxes. The global wax market is being impacted by the reduction of paraffin wax availability from large refiners as they move toward more hydrocracking and hydroisomerization to produce group III lube oils and distillate. Our wax sales volume increased nearly 40% in 2016 from 2015 growing to almost 34 million pounds.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Days sales outstanding in accounts receivable	38.2	29.4	35.6
Days sales outstanding in inventory	30.2	23.8	16.1
Days sales outstanding in accounts payable	22.9	12.2	12.0
Days of working capital	45.5	41.0	39.8

Our days sales outstanding in accounts receivable increased from 2015 to 2016 due to an increase in wax sales in December and longer payment terms for some foreign customers because of increased shipping times.

Our days sales outstanding in inventory increased from 2015 to 2016 due to additional inventory on hand at SHR because of a decrease in demand.

Our days sales outstanding in accounts payable increased due to an increase in payables because of the ongoing capital construction projects at both TC and SHR.

Sources and Uses of Cash

Cash and cash equivalents decreased by $10.2 million during the year ended December 31, 2016.  The change in cash and cash equivalents is summarized as follows:

	2016	2015	2014
Net cash provided by (used in)	(in thousands)
Operating activities	$28,514	$39,565	$23,205
Investing activities	(40,509)	(31,294)	(88,942)
Financing activities	1,761	1,846	66,635
Increase (decrease) in cash and equivalents	$(10,234)	$10,117	$898
Cash and cash equivalents	$8,389	$18,623	$8,506

Operating Activities

Operating activities generated cash of $28.5 million during fiscal 2016 as compared with $39.6 million of cash provided during fiscal 2015.  Net income increased by $0.8 million from 2015 to 2016; however, cash provided by operations decreased by $11.1 million due primarily to the following factors:

•
Net income for 2016 included a non-cash equity in loss from AMAK of $1.5 million and a $3.2 million gain from additional equity issuance by AMAK as compared to equity in losses from AMAK $5.3 million in 2015;

•	Net income for 2016 included a bargain purchase gain from the BASF acquisition of $11.5 million as compared to 2015 which had no gain;

•
Trade receivables increased approximately $2.8 million in 2016 (due to an increase in wax sales in December and longer payment terms for some foreign customers because of increased shipping times) as compared to a decrease of approximately $8.8 million (due to a 27.1% decrease in the average per gallon selling price of petrochemical products) in 2015;

•
Prepaid expenses and other assets increased $1.0 million in 2016 (primarily due to license fees for the advanced reformer unit being constructed) as compared to a decrease of  $0.9 million in 2015 (primarily due to expensing of loan fees and disbursement of the prepayment of a lawsuit settlement); and

•
Other liabilities decreased $0.2 million in 2016 (due to the recognition of revenue from customer funding of capital projects) as compared to an increase of $2.2 million in 2015 (due to customer funding of capital projects for custom processing).

These significant uses of cash were partially offset by the following increases in cash provided by operations:

•	Net income for 2016 included a non-cash depreciation and amortization charge of $9.8 million as compared to 2015 which included a non-cash depreciation and amortization charge of $9.1 million;

•	Net income for 2016 included non-cash deferred income tax benefits of $8.7 million as compared to $5.6 million in 2015;

•
Income taxes receivable decreased $3.7 million in 2016 (primarily due to overpayments being applied to 2016 estimated taxes) as compared to an increase of $7.2 million in 2015 (primarily due to estimated tax payments being made prior to the update of tax laws passed in December 2015);

•
Inventory increased $2.1 million in 2016 (due to lower sales volume) as compared to an increase of $3.0 million in 2015 (due to TC’s increase in raw material receipts from their primary supplier which translated into additional finished goods production); and

•
Accounts payable and accrued liabilities increased $3.2 million in 2016 (primarily due to increased construction expenditures) as compared to a decrease of $2.4 million in 2015 (primarily due to construction projects being completed during the year).

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

Investing Activities

Cash used by investing activities during fiscal 2016 was approximately $40.5 million, representing an increase of approximately $9.2 million over the corresponding period of 2015.  The majority of the increase was due to the construction projects for the hydrogenation/distillation unit and the advanced reformer unit.  During 2016 we expended $15.5 million on the hydrogenation/distillation project, $3.9 million to purchase and upgrade B Plant, $11.6 million to construct the advanced reformer unit, $1.9 million for tank farm improvements, $1.2 million for high purity hexane productions, $0.8 million for cooling tower construction, $0.6 million for transport trucks, $0.5 million for loading rack expansion capabilities, and $4.5 million on various plant improvements and equipment.

Cash used by investing activities during fiscal 2015 was approximately $31.3 million, representing a decrease of approximately $57.6 million over the corresponding period of 2014.  The majority of the decrease was due to the 2014 Acquisition for $74.8 million, net of $0.1 million in cash acquired.  During 2015 we expended $13.3 million on the D Train expansion, $1.8 million on tank farm improvements, $0.6 million on spare equipment, $2.8 on pipeline upgrades, $1.5 million on transportation equipment, $2.2 million on the Oligomerization project (costs fully paid by the customer), $2.1 million on the hydrogenation/distillation project, $1.3 million on a wax stripping column, and $5.6 million on various plant improvements and equipment.

Financing Activities

Cash provided by financing activities during fiscal 2016 was approximately $1.8 million versus cash provided of $1.8 million during the corresponding period of 2015.  During 2016 we made principal payments of $5.3 million on our acquisition loan and $1.0 million on our term debt.  We drew $8.0 million on our line of credit to help fund our expansion projects.

Cash provided by financing activities during fiscal 2015 was approximately $1.8 million versus cash provided of $66.6 million during the corresponding period of 2014.  During 2015 we made principal payments of $7.0 million on our term debt and $6.2 million on our line of credit.  We drew $15.0 million on our term debt at year end 2015 to pre-fund the new advanced reformer project approved for 2016 since borrowing availability for that particular financing was set to expire on December 31, 2015.

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

Subject to the terms and conditions of the ARC Agreement, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2016, and 2015, TOCCO had long-term outstanding borrowings of $9.0 million and $1.0 million, respectively under the Revolving Loans.

Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.  At December 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $54.3 million outstanding.

Under the ARC Agreement, TOCCO also had the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a “mini-perm” loan once TOCCO had fulfilled certain obligations such as certification that construction of D Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.  At December

31, 2015, there was a short-term amount of $1.3 million and a long-term amount of $18.7 million outstanding.  The Loans also include a $40,000,000 uncommitted increase option (the “Accordion Option”).

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan became payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan was also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans is payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments commenced on March 31, 2016.  Interest on the Loans is computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.

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

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2016.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2016, was 3.27%.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Years 2016, 2015, 2014

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.  Certain reclassifications have been made to the Statements of Income for the years ended December 31, 2015, and 2014, in order to conform with the presentation of the year ended December 31, 2016.  These reclassifications flow into the tables below but had no effect on previously reported net income for the periods.

Specialty Petrochemical Segment

	2016	2015	Change	%Change
	(in thousands)
Petrochemical Product Sales	$173,262	$212,431	$(39,169)	(18.4%)
Processing Fees	8,766	5,802	2,964	51.1%
Gross Revenue	$182,028	$218,233	$(36,205)	(16.6%)

Volume of petrochemical sales (thousand gallons)	76,372	86,908	(10,536)	(12.1%)
Volume of prime product sales (thousand gallons)	58,441	64,103	(5,662)	(8.8%)

Cost of Sales	$146,159	$165,448	$(19,289)	(11.7%)
Gross Margin	19.7%	24.2%		(4.5%)
Total Operating Expense*	58,536	56,659	1,877	3.3%
Natural Gas Expense*	3,301	4,190	(889)	(21.2%)
Operating Labor Costs*	16,094	16,124	(30)	(0.2%)
Transportation Costs*	24,138	24,836	(698)	(2.8%)
General & Administrative Expense	9,172	9,092	80	0.9%
Depreciation**	5,825	4,484	1,341	29.9%

Capital Expenditures	$22,948	$24,358	(1,410)	(5.8%)
*Included in cost of sales
**Includes $5,187 and $3,872 for 2016 and 2015 which is included in cost of sales and operating expenses

	2015	2014	Change	%Change
	(in thousands)
Petrochemical Product Sales	$212,431	$277,623	$(65,192)	(23.5%)
Processing Fees	5,802	6,722	(920)	(13.7%)
Gross Revenue	$218,233	$284,345	$(66,112)	(23.3%)

Volume of petrochemical sales (thousand gallons)	86,908	82,785	4,123	5.0%
Volume of prime product sales (thousand gallons)	64,103	62,159	1,944	3.1%

Cost of Sales	$165,448	$240,695	$(75,247)	(31.3%)
Gross Margin	24.2%	15.4%		8.8%
Total Operating Expense*	56,659	54,515	2,144	3.9%
Natural Gas Expense*	4,190	6,362	(2,172)	(34.1%)
Operating Labor Costs*	16,124	14,478	1,646	11.4%
Transportation Costs*	24,836	23,176	1,660	7.2%
General & Administrative Expense	9,092	10,090	(998)	(9.9%)
Depreciation**	4,484	4,064	420	10.3%

Capital Expenditures	$24,358	$13,987	10,371	74.1%
*Included in cost of sales
**Includes $3,872 and $3,523 for 2015 and 2014 which is included in cost of sales and operating expenses

Gross Revenue

2015-2016

Revenues decreased from 2015 to 2016 by approximately 16.6% due to a decrease in sales volume of 12.1% and a decrease in average selling price of 7.2% partially offset by an increase in processing fees of 51.1%.

2014-2015

Revenues decreased from 2014 to 2015 by 23.3% primarily due to a decrease in the average selling price per gallon of 27.1% and a decrease in processing fees of 13.7%.

Petrochemical Product Sales

2015-2016

Petrochemical product sales decreased 18.4% from 2015 to 2016 due to a decrease in total sales volume of 12.1% and a decrease in average selling price of 7.2%.  Our average selling price decreased because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Our average selling prices for our non-formula priced customers also declined approximately 10.5% primarily due to competitive pressure on pricing.  Average delivered feedstock price for 2016 was 7.4% lower than 2015.  We also saw a significant decrease in our margin on byproduct sales from 2015 to 2016.  Prime product sales volume (total petrochemical product sales volume less byproduct sales volume) decreased 8.8% from 2015 to 2016 primarily due to lower demand in North America.  Margins on our petrochemical products were also negatively impacted by financial penalties that we incurred due to feedstock purchases below minimum amounts as prescribed by our agreement with suppliers.

Foreign sales volume accounted for approximately 22.7% of volume and 26.3% of revenue for petrochemical product sales during 2016 as compared to 25.2% of volume and 27.9% of revenue during 2015.

2014-2015

Petrochemical product sales revenue decreased 23.5% from 2014 to 2015 due to a decrease in the average selling price of 27.1%.  We saw a significant decline in raw material prices beginning in the fourth quarter of 2014 which continued throughout 2015.  Since our selling prices are based on raw material prices, they declined as well.  Deferred sales volume remained steady from 2014 to 2015; however, deferred sales revenue declined 19.8% due to the decrease in the average selling price.  Prime product sales volume increased 3.1% from 2014 to 2015.

Foreign sales volume accounted for approximately 25.2% of volume and 27.9% of revenue for petrochemical product sales during 2015 as compared to 27.7% of volume and 30.8% of revenue during 2014.

Processing Fees

2015-2016

Processing fees increased 51.1% from 2015 to 2016 primarily due to fees associated with a customer who reimbursed us for installation expenses plus a markup.  We were successful in negotiating a contract extension with one of our processing customers whose contract was set to expire in 2016.

2014-2015

Processing fees decreased 13.7% from 2014 to 2015 due to lower run rates being required by our customers.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2015-2016

Cost of Sales decreased 11.7% from 2015 to 2016 primarily due to the decrease in sales volume.  Our average delivered feedstock cost per gallon decreased 7.4% over 2015 while volume processed decreased 10.9%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline is correlated with the price of crude oil with an R-squared value of approximately 90%.  We expect our advanced reformer unit which is due online in the fourth quarter of 2017, to enable us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices than are currently realized.

2014-2015

Cost of Sales decreased 31.3% from 2014 to 2015 due primarily to a 46.9% decrease in the average cost per gallon of feedstock.  This was offset slightly by higher raw material volumes being processed in order to support the 5.0% increase in sales volume.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation, and transportation)

2015-2016

Total Operating Expense increased 3.3% from 2015 to 2016.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these increased.

Natural gas expense decreased 21.2% from 2015 to 2016 due to a decrease in the average per unit cost and volume consumed.  The average price per MMBTU for 2016 was $2.61 whereas, for 2015 the average per unit cost was $2.94.  Volume consumed decreased to approximately 1,294,000 MMBTU from about 1,402,000 MMBTU.

Labor costs declined 0.2% from 2015 to 2016.  Profit sharing distributions were lower and employee headcount decreased approximately 2.7% from year end 2015 to year end 2016.

Depreciation expense increased 29.9% from 2015 to 2016 primarily due to D Train coming online, and depreciation being recorded on it for a full year.  Higher depreciation expense accounted for approximately 70.1% of the increase in operating expense.

Transportation costs were lower by 2.8% primarily due to the decrease in sales volume.

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

Operating labor costs were higher by 11.4% mainly due to a cost of living adjustment made at mid-year 2015, additional profit sharing distributions based upon profitability, and an increase in our employee count for the petrochemical segment.  Employee count increased approximately 9.5% from year end 2014 to year end 2015 to support the D Train expansion and in preparation for construction of the new reformer unit.

Depreciation expense increased 10.3% from 2014 to 2015 primarily due to D Train coming online in the fourth quarter of 2015.

Transportation costs were higher by 7.2% primarily due to an increase in rail freight which includes car rental.  The number of cars in our rail fleet was significant during 2015 in support of our oil sands customer.  As we approached year end, we began trading some of the smaller railcars which were on lease for larger railcars which are more acceptable to our customers.  These costs are typically recovered through our selling price.  Higher transportation costs accounted for 82.0% of the increase in operating expense.

General and Administrative Expense

2015-2016

General and Administrative costs remained stable from 2015 to 2016 with less than a 1% increase.

2014-2015

General and Administrative costs decreased from 2014 to 2015 due primarily to management expenses being recorded at the corporate level instead of at the petrochemical level and a decrease in consulting fees.  During 2014 consulting fees were higher than normal due to costs associated with the Acquisition.

Depreciation

2015-2016

As mentioned above, depreciation expense increased 29.9% from 2015 to 2016 primarily due to D Train coming online, and depreciation being recorded on it for a full year.

2014-2015

Depreciation expense increased 10.3% from 2014 to 2015 primarily due to D Train coming online during the fourth quarter of 2015.

Capital Expenditures

2015-2016

Capital expenditures decreased 5.8% from 2015 to 2016. See discussion under “Capital Resources and Requirements” below for more detail.

2014-2015

Capital expenditures increased 74.1% from 2014 to 2015. See discussion under “Capital Resources and Requirements” below for more detail.

Specialty Wax Segment

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$20,319	$15,506	$4,813	31.0%
Processing Fees	10,052	8,237	1,815	22.0%
Gross Revenue	$30,371	$23,743	$6,628	27.9%

Volume of wax sales (thousand pounds)	33,891	24,268	9,623	39.7%

Cost of Sales	$26,338	$19,519	$6,819	34.9%
Gross Margin	13.3%	17.8%		(4.5%)
General & Administrative Expense	4,818	4,138	680	16.4%
Depreciation and Amortization*	3,908	4,550	(642)	(14.1%)
Capital Expenditures	$17,547	$6,889	$10,658	154.7%
*Includes $3,828 and $4,464 for 2016 and 2015, respectively, which is included in cost of sales

Due to the Acquisition on October 1, 2014, the following table only includes fourth quarter 2014 results as compared to full year 2015; therefore, no variances are displayed or explained.

	2015	2014
Product Sales	$15,506	$3,242
Processing Fees	8,237	2,056
Gross Revenue	23,743	5,298

Cost of Sales*	19,519	5,444
General & Administrative Expense	4,138	958
Depreciation and Amortization	4,550	1,612

Capital Expenditures	$6,889	$780
                      *Includes depreciation and amortization of $4,464 and $1,122, respectively

Product Sales

Product sales revenue increased 31.0% and product sales volume increased 39.7% from 2015 to 2016.  Polyethylene wax sales saw volume increases of approximately 53.8%; however, due to competitive situations, a soft market, and to minimize finished product inventories, revenue from these sales only increased 12.1%.  In striving to work down wax inventories, we continue to increase sales volumes of our low quality wax (which requires significantly less processing and carries a positive gross margin).  As we gain additional approvals of our new, higher quality wax products, we will substitute the low quality wax sales with these higher value products.  We continue to make good progress in our target markets.   We shipped several orders of our new HMA product as well as, had independent laboratory results showing that our new product performs as well as the leading product in metallocene based HMA applications (in some parameters our product performed better).  Our new powdered PVC lubricant wax has been trialed successfully, and a commercial trial is expected in the first quarter 2017 of molten wax. Other wax based product sales increased from 2015 to 2016 primarily due to on-purpose PE wax sales which we distributed in Latin America for a third party at lower margins.

Processing Fees

Processing fees increased 22.0% from 2015 to 2016 primarily due to the addition of new customers and an increase in existing customer volumes.

B Plant revenues for 2016 totaled approximately $903,000.  This consisted of approximately $596,000 in processing fees and approximately $307,000 in product sales.  B Plant which is adjacent to TC was acquired from BASF in May 2016.  Production at B Plant started in June 2016.

Cost of Sales

Cost of Sales increased 34.9% from 2015 to 2016 due to increases in labor, freight, utilities and storage partially driven by the increased on-purpose polyethylene wax distributed in Latin America.  Labor increased approximately 16.3% due to increased overtime and addition of personnel to produce more product in B Plant and ensure we have personnel trained to operate the new hydrogenation/distillation project when it starts up in early 2017.  Freight increased approximately 79.1% due to the increase in shipments and a change in our shipping terms.  Utilities increased approximately 85.4% due to expenses associated with B plant.  Storage fees increased approximately 168.9% due to the increase in inventory which is stored offsite in third-party warehouses.  We were able to find an alternative storage location that is expected to reduce our storage fees in 2017.

General and Administrative Expense

General and Administrative costs increased 16.4% from 2015 to 2016 primarily due to an increase in sales personnel, accounting fees, legal fees, management fees, miscellaneous employee expenses, travel, and property taxes.

Depreciation and Amortization

Depreciation and amortization decreased 14.1% from 2015 to 2016 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Most of the capital expenditures during 2016 were being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital expenditures increased 154.7% from 2015 to 2016 primarily due to expenditures for the hydrogenation/distillation project, B Plant purchase and various other smaller projects.

Corporate Segment

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$6,445	$7,011	$(566)	(8.1%)
Depreciation	43	25	18	72.0%
Equity in losses of AMAK	1,479	5,325	(3,846)	(72.2%)
Gain from additional equity issuance by AMAK	(3,168)	-	(3,168)	100%

	2015	2014	Change	%Change
	(in thousands)
General & Administrative Expense	$7,011	$6,413	$598	9.3%
Depreciation	25	-	25	100.0%
Equity in losses of AMAK	5,325	1,072	4,253	396.7%

General and Administrative Expenses

2015-2016

General corporate expenses decreased from 2015 to 2016 primarily due to a decrease in officer compensation because targets were not met; therefore, no executive bonuses were awarded.  This decrease of approximately $0.9 million was partially offset by increases in directors’ fees, post-retirement benefits, and accounting and audit fees.  Directors’ fees increased approximately $.03 million because of the addition of two directors and a restricted stock grant to directors.  Post-retirement benefits increased approximately $0.2 million due to an agreement with the former CEO to provide health benefits.  Accounting and audit fees increased approximately $0.1 million due to costs associated with our investment in AMAK, the retention of a new internal audit firm, and costs associated with B Plant valuation.

2014-2015

General corporate expenses increased from 2014 to 2015 primarily due to increases in officer compensation which were re-classed from the petrochemical company, directors’ fees and accounting fees offset by decreases in consulting fees and investor relations expenses.  Directors’ fees increased approximately $0.2 million because of the addition of one director and reassessment of directors’ compensation during 2015.  Accounting fees increased due to costs associated with the Acquisition.  Consulting fees decreased $0.5 million due to the hiring of consultants for the Acquisition during 2014 and investor relations fees decreased $0.1 million due to a change in our investor relations firm.

Equity in Earnings (Losses) of AMAK/Gain on Equity Issuance of AMAK

2015-2016

Equity in Earnings of AMAK increased from 2015 to 2016 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses of approximately $17.4 million.  We also recognized a gain on our investment in AMAK stemming from the July 2016 issuance of additional shares to Arab Mining Co.  The settlement and the gain more than offset AMAK’s 2016 operating losses (please see Note 11 to the consolidated financial statements for the impact on our statements).

In November 2015 the decision was made to temporarily close the mine and to terminate the contract with the operator.  This allowed AMAK to preserve asset value while the mill and underground assets were refurbished and equipment upgrades were installed.  Additionally in November 2015, AMAK received formal approval for new licenses that included an additional 151 square kilometers (km2) of territory close to AMAK's prior 44 km2 mine.  The additional territory comprised the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease which has potential for significant gold recovery.

Renovation and refurbishment work was completed and the mine began zinc and copper production in December 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area has begun and the gold extraction is in process.  An extensive exploration program for the rest of Guyan mining lease has been completed.  Results are encouraging and are currently being evaluated.  A systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated with detailed results expected in the second quarter of 2017.

Since the mine was not operating during 2016, there were only two shipments of zinc during the first quarter of 2016 from inventory that was on hand at the end of 2015.  Approximately 16,000 dry metric tons were shipped.

AMAK is self-operating the mine and has signed a manpower agreement with a third party that will provide greater technical know-how and required management skills in combination with expected cost savings.

2014-2015

Equity in Losses of AMAK increased 396.7% from 2014 to 2015 due to a number of reasons as discussed below.

AMAK’s performance, like the rest of the mining sector, was severely impacted by the continued fall in metal demand and prices (average spot prices for zinc and copper in fourth quarter 2015 were down approximately 13% and 7%, respectively, compared to third quarter 2015).  The mine also suffered significant raw material outages and operating inefficiencies.

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

Capital Resources and Requirements

2015-2016

Capital expenditures increased 29.6% from 2015 to 2016.  During 2016 we expended $15.5 million on the hydrogenation/distillation project, $3.9 million to purchase and upgrade the BASF facility, $11.6 million to begin construction on our advanced reformer unit, $1.9 million for tank farm improvements, $1.2 million for high purity hexane production, $0.8 million for cooling tower construction, $0.6 million for transport trucks, $0.5 million for loading rack expansion capabilities, and $4.5 million on various facility improvements and equipment.

2014-2015

Capital expenditures increased 74.1% from 2014 to 2015.  During 2015 we expended $13.3 million on the D Train expansion, $1.8 million on tank farm improvements, $0.6 million on spare equipment, $2.8 on pipeline upgrades, $1.5 million on transportation equipment, $2.2 million on the Oligomerization project (costs fully paid by the customer), $2.1 million on the hydrogenation project, $1.3 million on a wax stripping column, and $5.6 million on various plant improvements and equipment.

At December 31, 2016, there was approximately $29.5 million available on the Company’s line of credit.  We believe that operating cash flows along with credit availability will be sufficient to finance our 2017 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$21,374	$3,595	$6,734	$6,370	$4,675
Purchase Obligations	5,328	5,328	-	-	-
Long-Term Debt Obligations	84,000	10,417	73,583	-	-
Total	$110,702	$19,340	$80,317	$6,370	$4,675

The majority of our operating lease obligations are for railcars as discussed in Note 15 of the Notes to Consolidated Financial Statements.  Purchase obligations are primarily related to commitments for our capital construction projects.   The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations supplemented with borrowings under our credit facility.

Investment in AMAK

Information concerning our investment in AMAK is set forth in Note 11 of the Notes to Consolidated Financial Statements.

New Accounting Standards

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs

related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU 2015-15 during 2016.  At December 31, 2016, and 2015, related net loan fees of approximately $0.7 million and $1.0 million, respectively, have been netted against long term debt.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will implement ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on its March 31, 2017, Balance Sheet, see Note 17.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes.  In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 15.

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the amendments as of January 1, 2017, and the Company is currently evaluating the full impact of these amendments. The stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies; therefore, the Company does not anticipate a material change in its financial position or results of operation as a result of adopting this Update. The Company is currently implementing the new processes and does not anticipate significant changes. For additional information on the stock-based compensation plan, see Note 16.

In January 2017 the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections Topic 250) and Investments —Equity Method and Joint Ventures (Topic 323). The amendments in the Update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments - Credit Losses, Topic 842, Leases, and Topic 606, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the current year, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated; therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change except for the elimination of the Step 2 analysis.

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

Inventories

Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO); or market for SHR.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.  See Note 8 to the Notes to the Consolidated Financial Statements for more information.

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

Our petrochemical facility and specialty synthetic wax facility are currently our revenue generating assets.  The facilities were in full operation at December 31, 2016.

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

See Note 10 to the Notes to the Consolidated Financial Statements for additional information.

Investment in AMAK

We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK’s income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK’s financial statements. See Note 11 to the Notes to the Consolidated Financial Statements.

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

 Share-Based Compensation

We expense the cost of director and employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. For options we use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.  See Note 16 to the Notes to the Consolidated Financial Statements.

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

Income Taxes

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income.  Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized.  If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority.  There are no uncertain income tax positions taken or expected to be taken at January 1, 2007 (adoption date), and at December 31, 2016. See Note 17 to the Notes to the Consolidated Financial Statements.

New tax laws and regulations as well as new interpretations of existing tax laws and regulation, are being proposed or promulgated.  The impact which may increase or decrease tax liabilities cannot be estimated at this time.

Derivative Instruments

We periodically use financial commodity agreements to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The commodity agreements are recorded in our consolidated balance sheets as either an asset or liability measured at fair value. Our commodity agreements are not designated as hedges; therefore, all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of income. At December 31, 2016, we had no financial commodity agreements in place.

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $1.75 million at December 31, 2016.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We had originally designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition in 2014, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014, and the unrealized loss associated with the swap of approximately $378,000 was recognized in the consolidated statement of income.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2016, and 2015 totaled $0.1 million and $0.2 million, respectively.

We assess the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).  See Notes 5 and 22 to the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2016, 2015 and 2014, we had approximately $84.0 million, $82.3 million and $80.5 million, respectively, in variable rate debt outstanding excluding deferred financing costs. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $275,000, $199,000 and $215,000 at December 31, 2016, 2015 and 2014, respectively.

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

At the end of 2016, market risk for 2017 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2016.   Assuming that 2017 total petrochemical product sales volumes stay at the same rate as 2016, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $9.8 million in fiscal 2017.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the disclosure controls and procedures are met.
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure because of the material weakness in our internal control over financial reporting described below.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide assurance regarding financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control of financial reporting includes those policies and procedures that:
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
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management has determined that our internal control over financial reporting was not effective as of December 31, 2016, because of the material weakness described below.
We determined that we did not maintain effective internal control over the accounting for our investment in AMAK. Specifically, controls were not appropriately designed, adequately documented and operating effectively related to the accounting by us for: (1) our equity in earnings of AMAK; and (2) changes in our ownership percentage in AMAK as the result of the sale and issuance of shares of AMAK to other investors.  As a result of this material weakness, we restated our financial statements for the three months ended June 30, 2016 and September 30, 2016, respectively. This control deficiency did not result in any material adjustments to our consolidated financial statements for the year ended December 31, 2016.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement our annual or interim financial statements will not be prevented or detected on a timely basis. We have taken steps and plan to take additional measures to remediate the above identified material weakness. Specifically, we are strengthening our controls and procedures regarding our accounting for our investment in AMAK to ensure a complete review of AMAK’s activities are reviewed and considered in the accounting for our investment in AMAK, including all necessary adjustments, related to our investment in AMAK, including, but no limited to, the recognition of its share of AMAK’s earnings and the recognition of changes in our ownership percentage. Additional controls are being implemented to mitigate the associated risks and to support the completeness and accuracy of our financial reporting.
Despite this material weakness, we have concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
 Trecora Resources

We have audited Trecora Resources’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Trecora Resources’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management’s failure to apply the appropriate level of review and oversight to the accounting for significant, infrequently occurring transactions such as unusual gains and the additional equity issuance by AMAK, resulted in undetected material adjustments to the Company’s equity investment in the second and third quarter of 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 16, 2017, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Trecora Resources has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Trecora Resources, and our report dated March 16, 2017, expressed an unqualified opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 16, 2017

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.
(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2016 and 2015
Consolidated Statements of Income for the three years ended December 31, 2016
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2016
Consolidated Statements of Cash Flows for the three years ended December 31, 2016
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2016.
   3.  The following financial statements are filed with this Report:

The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2016, 2015, and 2014, required by Rule 3-09 of Regulation S-X.

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

TRECORA RESOURCES

Dated: March 16, 2017                  By: /s/ Simon Upfill-Brown
                                                                Simon Upfill-Brown
 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2017.

Signature	Title
/s/ Simon Upfill-Brown Simon Upfill-Brown	President, Chief Executive Officer and Director (principal executive officer)
/s/ Sami Ahmad Sami Ahmad	Chief Financial Officer (principal financial officer)
/s/ Connie Cook Connie Cook	Vice President of Accounting and Compliance (principal accounting officer)
/s/ Nicholas Carter Nicholas Carter	Chairman of the Board and Director
/s/ John R. Townsend John R. Townsend	Director
/s/ Pamela R. Butcher Pamela R. Butcher	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Gary K. Adams Gary K. Adams	Director
/s/ Karen A. Twitchell Karen A. Twitchell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Trecora Resources

We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits also include the financial statement schedule listed in the index at Item 15(a). Trecora Resources’ management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trecora Resources and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trecora Resources’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an adverse opinion.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 16, 2017

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,389	$18,623
Trade receivables, net (Note 6)	22,193	19,474
Prepaid expenses and other assets (Note 7)	3,511	2,392
Inventories (Note 8)	17,871	15,804
Deferred income taxes (Note 17)	1,615	2,116
Taxes receivable	3,983	7,672

Total current assets	57,562	66,081

PLANT, PIPELINE, AND EQUIPMENT – AT COST	194,486	143,471
LESS ACCUMULATED DEPRECIATION	(54,477)	(46,564)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 9)	140,009	96,907

GOODWILL (Note 10)	21,798	21,798
OTHER INTANGIBLE ASSETS, net (Note 10)	22,669	24,549
INVESTMENT IN AMAK (Note 11)	49,386	47,697
MINERAL PROPERTIES IN THE UNITED STATES (Note 12)	588	588
OTHER ASSETS	87	171

TOTAL ASSETS	$292,099	$257,791

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2016	2015
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$13,306	$8,090
Current portion of derivative instruments (Notes 5 and 22)	58	118
Accrued liabilities (Note 14)	2,017	4,062
Current portion of post-retirement benefit (Note 23)	316	294
Current portion of long-term debt (Note 13)	10,145	8,061
Current portion of other liabilities	870	2,050

Total current liabilities	26,712	22,675

LONG-TERM DEBT, net of current portion (Note 13)	73,107	73,169
POST- RETIREMENT BENEFIT, net of current portion (Note 23)	897	649

DERIVATIVE INSTRUMENTS, net of current portion (Notes 5 and 22)	-	59
OTHER LIABILITIES, net of current portion	2,309	2,351
DEFERRED INCOME TAXES (Note 17)	24,698	16,503

Total liabilities	127,723	115,406

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common Stock ‑ authorized 40 million shares of $.10 par value; issued 24.5 million in 2016 and 2015 and outstanding 24.2 million in 2016 and 2015	2,451	2,416
Additional Paid-in Capital	53,474	50,662
Common Stock in Treasury, at cost 0.3 million shares	(284)	-
Retained Earnings	108,446	89,018
Total Trecora Resources Stockholders’ Equity	164,087	142,096
Noncontrolling interest	289	289
Total equity	164,376	142,385

TOTAL LIABILITIES AND EQUITY	$292,099	$257,791

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

	2016	2015	2014
	(thousands of dollars)
Revenues
Petrochemical and product sales	$193,581	$227,937	$280,866
Processing fees	18,818	14,039	8,777
	212,399	241,976	289,643
Operating costs and expenses
Cost of petrochemical, product sales, and processing (including depreciation and amortization of $9,016, $8,335, and $5,116, respectively)	172,497	184,967	246,140
Gross Profit	39,902	57,009	43,503

General and Administrative Expenses
General and administrative	20,434	20,243	17,461
Depreciation	761	725	560
	21,195	20,968	18,021

Operating income	18,707	36,041	25,482

Other income (expense)
Interest expense	(1,985)	(2,217)	(1,042)
Losses on cash flow hedge reclassified from OCI	-	-	(378)
Bargain purchase gain from acquisition	11,549	-	-
Equity in earnings (loss) of AMAK (Note 11)	(1,479)	(5,325)	(1,072)
Gain from additional equity issuance by AMAK (Note 11)	3,168	-	-
Miscellaneous expense	(28)	(137)	(272)
	11,225	(7,679)	(2,764)
Income before income tax expense	29,932	28,362	22,718

Income tax expense	10,504	9,764	7,147

Net income	19,428	18,598	15,571

Net loss attributable to Noncontrolling Interest	-	-	-

Net income attributable to Trecora Resources	$19,428	$18,598	$15,571

Net income per common share
Basic earnings per share (dollars)	$0.80	$0.76	$0.64
Diluted earnings per share (dollars)	$0.78	$0.74	$0.63

Weighted average number of common
shares outstanding
Basic	24,284	24,370	24,188
Diluted	24,982	25,181	24,896

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,

	2016	2015	2014
	(thousands of dollars)

NET INCOME	$19,428	$18,598	$15,571

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized holding gains arising during period	-	-	744
Less: reclassification adjustment included in net income	-	-	378

OTHER COMPREHENSIVE INCOME , NET OF TAX (Note 22)	-	-	366

COMPREHENSIVE INCOME	$19,428	$18,598	$15,937

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016, 2015, and 2014

			TRECORA RESOURCES STOCKHOLDERS
					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained		Controlling	Total
	Shares	Amount	Capital	Stock	Loss	Earnings	Total	Interest	Equity
	(thousands)			(thousands of dollars)
JANUARY 1, 2014	23,832	$2,383	$46,064	-	$(366)	$54,849	$102,930	$289	$103,219

Stock options
Issued to Directors	-	-	330	-	-	-	330	-	330
Issued to Employees	-	-	1,555	-	-	-	1,555	-	1,555
Issued to Former Director	-	-	97	-	-	-	97	-	97
Warrants	-	-	79	-	-	-	79	-	79
Common Stock
Issued to Directors	88	9	(8)	-	-	-	1	-	1
Issued to Employees	55	5	165	-	-	-	170	-	170
Other Comprehensive Income	-	-	-	-	366	-	366	-	366
Net Income	-	-	-	-	-	15,571	15,571	-	15,571

DECEMBER 31, 2014	23,975	$2,397	$48,282	$-	$-	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	274	-	-	-	274	-	274
Issued to Employees	-	-	1,274	-	-	-	1,274	-	1,274
Issued to Former Director	-	-	97	-	-	-	97	-	97
Restricted common stock
Issued to Employees	14	-	587	-	-	-	587	-	587
Issued to Directors	-	-	43	-	-	-	43	-	43
Warrants	5	1	(1)	-	-	-	-	-	-
Common stock
Issued to Directors	100	10	(10)	-	-	-	-	-	-
Issued to Employees	64	8	116	-	-	-	124	-	124
Net Income	-	-	-	-	-	18,598	18,598	-	18,598

DECEMBER 31, 2015	24,158	$2,416	$50,662	$-	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	173	-	-	-	173	-	173
Issued to Employees	-	-	1,234	-	-	-	1,234	-	1,234
Issued to Former Director	-	-	48	-	-	-	48	-	48
Restricted common stock
Issued to Directors	-	-	254	-	-	-	254	-	254
Issued to Employees	-	-	783	-	-	-	783	-	783
Common stock
Issued to Directors	13	2	58	-	-	-	60	-	60
Issued to Employees	51	3	(8)	16	-	-	11	-	11
Treasury stock transferred from TOCCO to TREC	-	30	270	(300)	-	-	-	-	-
Net Income	-	-	-	-	-	19,428	19,428		19,428

DECEMBER 31, 2016	24,222	$2,451	$53,474	$(284)	$-	$108,446	$164,087	$289	$164,376

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
	2016	2015	2014
	(thousands of dollars)
Operating activities
Net income attributable to Trecora Resources	$19,428	$18,598	$15,571
Adjustments to reconcile net income
of Trecora Resources to net cash provided by operating activities:
Depreciation	7,896	7,177	5,205
Amortization of intangible assets	1,880	1,883	471
Unrealized (gain) loss on derivative instruments	(119)	(381)	376
Share-based compensation	2,552	2,353	2,141
Deferred income taxes	8,697	5,567	(1,903)
Postretirement obligation	271	7	8
Bargain purchase gain from acquisition	(11,549)	-	-
Equity in loss of AMAK	1,479	5,325	1,072
Gain from additional equity issuance by AMAK	(3,168)	-	-
Bad debt expense	90	-	-
Amortization of loan fees	272	272	68
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(2,809)	8,797	(3,380)
(Increase) decrease in taxes receivable	3,689	(7,238)	137
(Increase) decrease in inventories	(2,067)	(2,989)	2,587
(Increase) decrease in prepaid expenses and other assets	(1,022)	935	(337)
(Increase) decrease in other assets	-	2	(1,092)
Increase (decrease) in other liabilities	(174)	2,151	90
Increase (decrease) in accounts payable and accrued liabilities	3,168	(2,399)	1,836
Increase (decrease) in accrued liabilities in Saudi Arabia	-	(495)	355
Net cash provided by operating activities	28,514	39,565	23,205

Investing activities
Additions to plant, pipeline and equipment	(38,484)	(31,247)	(14,766)
Acquisition of TC, Inc., net of cash of $107 purchased in 2014	-	(47)	(74,712)
Acquisition of B Plant	(2,011)	-	-
Advances to AMAK, net	(14)	-	536
Net cash used in investing activities	(40,509)	(31,294)	(88,942)

Financing Activities
Issuance of common stock	11	46	91
Additions to long-term debt	8,000	15,000	87,200
Repayment of long-term debt	(6,250)	(13,200)	(20,656)
Net cash provided by in financing activities	1,761	1,846	66,635

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the years ended December 31,
	2016	2015	2014
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	(10,234)	10,117	898

Cash and cash equivalents at beginning of year	18,623	8,506	7,608

Cash and cash equivalents at end of year	$8,389	$18,623	$8,506

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,545	$2,103	$995
Cash payments (net of refunds) for taxes	$(1,630)	$11,428	$8,959

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$1,047	$972	$1,649
Estimated earnout liability (Note 3)	$733	$-	$-
Unrealized gain on interest rate swap, net of tax expense	$-	$-	$366

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Trecora Resources, formerly Arabian American Development Company, (the “Company”) was organized as a Delaware corporation in 1967.  The Company’s principal business activities are the manufacturing of various specialty petrochemical products, specialty waxes and providing custom processing services.  The Company owns 33% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”) (see Note 11) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company’s petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”).  TOCCO owns all of the capital stock of South Hampton Resources, Inc. (“SHR”) and Trecora Chemical, Inc. (“TC”).  SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“GSPL”).  SHR owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry.  TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services.  These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants.  GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

On October 1, 2014, TOCCO, a Texas corporation, acquired (“Acquisition”) 100% of the Class A common stock of SSI Chusei, Inc. (“SSI”), a Texas corporation and leading manufacturer of specialty synthetic waxes and custom toll processing services in Pasadena, Texas.  On November 15, 2014, SSI’s name was changed to TC.  In May 2016 TC acquired B Plant, an adjacent facility.

We attribute revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2016, 2015, and 2014, originated in the United States.  In addition, all of our long-lived assets are in the United States.

For convenience in this report, the terms “Company”, “our”, “us” or “we” may be used to refer to Trecora Resources and its subsidiaries.

Certain reclassifications have been made to the Statements of Income for the years ended December 31, 2015, and 2014, in order to conform with the presentation of the year ended December 31, 2016.  These reclassifications had no effect on the previously reported net income for the years ended December 31, 2015, and 2014.

In addition, certain reclassifications have been made to the Consolidated Balance Sheets for the year ended December 31, 2015, related to our adoption of FASB ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30) and FASB ASU 2015-15, Imputation of interest (Subtopic 835-30) as noted below in Note 13.

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

Trade Receivables and Allowance for Doubtful Accounts – We evaluate the collectability of our trade receivables and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware.  For the year ended December 31, 2016, we increased the balance by $90,000 due to an increase in sales in countries where there is a greater risk of default and limited recourse should this occur.  For the years ended December 31, 2015, and 2014, the allowance balance was not increased.  We track customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  During 2016 we wrote off one account for approximately $93,000.  No amounts were written off in 2015 and 2014.

Notes Receivable – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rate used on outstanding notes during December 31, 2016, and 2015, was 4%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from custom processing customers with whom we maintain a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2016 and 2015.

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

Investment in AMAK – We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK’s income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK’s financial statements (see Note 11).

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

Other Assets - Other assets include a license used in petrochemical operations, notes receivable, and certain petrochemical assets.

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

Retirement Plan – We offer employees the benefit of participating in a 401(K) plan.  We match 100% up to 6% of pay with vesting occurring over 2 years.  For years ended December 31, 2016, 2015, and 2014, matching contributions of approximately $1,195,000, $1,116,000, and $641,000, respectively were made on behalf of employees.  The significant increase in 2015 was primarily due to the incorporation of TC.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was offset and reduced by approximately $1.0 million for 2016, $1.0 million for 2015, and $1.6 million for 2014.

Net Income Per Share - We compute basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options, non-vested restricted stock, and shares which could be issued upon conversion of debt, had been issued (see Note 19).

Foreign Currency - The functional currency for the Company and each of the Company’s subsidiaries is the US dollar (USD).  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses.  We do not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate.  As of December 31, 2016, 2015 and 2014, foreign currency translation adjustments were not significant.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include allowance for doubtful accounts receivable and inventory obsolescence; assessment of impairment of our long-lived assets, goodwill, intangible assets and investments, financial contracts, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities and deferred tax valuation allowances.  Actual results could differ from these estimates.

Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 16).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Our estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.  We recognized no adjustment for unrecognized income tax benefits.  As of December 31, 2016, and 2015, no interest or penalties related to uncertain tax positions had been accrued.

Subsequent Events – The Company has evaluated subsequent events through March 16, 2017, the date that the consolidated financial statements were approved by management.

New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU 2015-15 during 2016.  At December 31, 2016, and 2015, related net loan fees of approximately $0.7 million and $1.0 million, respectively, have been netted against long term debt.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will implement ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on its March 31, 2017, Balance Sheet, see Note 17.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes.  In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 15.

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the amendments as of January 1, 2017, and the Company is currently evaluating the full impact of these amendments. The stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies; therefore, the Company does not anticipate a material change in its financial position or results of operation as a result of adopting this Update. The Company is currently implementing the new processes and does not anticipate significant changes. For additional information on the stock-based compensation plan, see Note 16.

In January 2017 the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections Topic 250) and Investments —Equity Method and Joint Ventures (Topic 323). The amendments in the Update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments - Credit Losses, Topic 842, Leases, and Topic 606, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the current year, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated; therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change except for the elimination of the Step 2 analysis.

NOTE 3 – ACQUISITION OF B PLANT

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

The business acquired had been idle for the periods presented thus proforma financial presentation would be identical to our consolidated results.  We began operating the new facility in June 2016.

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

We sell our products and services to companies in the chemical, plastics, and petroleum industries.  We perform periodic credit evaluations of our customers and generally do not require collateral from our customers.  For the year ended December 31, 2016, one customer accounted for 20.1% of petrochemical product revenue.  For the year ended December 31, 2015, one customer accounted for 20.1% of petrochemical product revenue.  For the year ended December 31, 2014, two customers accounted for 23.2% and 10.5% of total revenue.  The associated accounts receivable balances for those customers were approximately $5.1 million at December 31, 2016, $7.6 million at December 31, 2015, and $9.5 million and $1.6 million as of December 31, 2014.  The carrying amount of accounts receivable approximates fair value at December 31, 2016.

Accounts receivable serves as collateral for our amended and restated loan agreement (see Note 13).

We market our products in many foreign jurisdictions.  For the years ended December 31, 2016, 2015 and 2014, petrochemical product sales revenue in foreign jurisdictions accounted for approximately 23.5%, 26.0%, and 30.5% of total product sales revenue, respectively.

SHR utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2016, 2015, and 2014 was 99.4% 100% and 100%, respectively.  At December 31, 2016, and 2015, we owed the supplier approximately $3.7 million and $2.5 million, respectively for feedstock purchases.

We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times during the year, cash balances may exceed this limit.  We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.

NOTE 5 – FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, trade receivables, taxes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables, taxes receivable, accounts payable, accrued liabilities, other liabilities, notes payable and variable rate long term debt.  The fair value of the derivative instruments are described below.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At December 31, 2016, and 2015, we had no derivative contracts outstanding.  For additional information see Note 22.

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

The following items are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements Using
December 31, 2016	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$58	$-	$58	$-

	Fair Value Measurements Using
December 31, 2015	Total	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$177	$-	$177	$-

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

NOTE 6 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2016, and 2015, respectively, consisted of the following:

	2016	2015
	(thousands of dollars)

Trade receivables	$22,493	$19,684
Less allowance for doubtful accounts	(300)	(210)

Trade receivables, net	$22,193	$19,474

Trade receivables serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at December 31 are summarized as follows:

	2016	2015
	(thousands of dollars)
Prepaid license	$1,919	$-
Prepaid catalyst	187	455
Prepaid insurance	797	1,182
Other prepaid expenses and assets	608	755
Total	$3,511	$2,392

NOTE 8 – INVENTORIES

Inventories include the following at December 31:

	2016	2015
	(thousands of dollars)

Raw material	$3,627	$2,905
Work in process	12	56
Finished products	14,232	12,843

Total inventory	$17,871	$15,804

Inventory serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).

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
At December 31, 2016 and 2015, the LIFO value of inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory included products in transit valued at approximately $2.1 million and $2.7 million at December 31, 2016, and 2015, respectively.

NOTE 9 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:

	2016	2015
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	5,376	4,577
Plant, pipeline and equipment	154,107	128,302
Construction in progress	33,391	8,980
Total plant, pipeline and equipment	194,486	143,471
Less accumulated depreciation	(54,477)	(46,564)
Net plant, pipeline and equipment	$140,009	$96,907

Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).

Interest capitalized for construction for 2016 and 2015 was approximately $450,000 and $141,000, respectively.  Interest capitalized for 2014 was not significant to the consolidated financial statements.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was approximately $98,000, $84,000 and $84,000 for 2016, 2015 and 2014, respectively.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We performed an impairment analysis on the value of Goodwill at December 31, 2016, and 2015, and determined that no impairment existed.

 Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,527)	$14,325
Non-compete agreements	94	(43)	51
Licenses and permits	1,471	(285)	1,186
Developed technology	6,131	(1,379)	4,752
	24,548	(4,234)	20,314
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,234)	$22,669

	December 31, 2015
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(1,404)	$15,448
Non-compete agreements	94	(24)	70
Licenses and permits	1,471	(160)	1,311
Developed technology	6,131	(766)	5,365
	24,548	(2,354)	22,194
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(2,354)	$24,549

Amortization expense for intangible assets included in cost of sales for the years ended December 31, 2016, 2015, and 2014, was approximately $1,880,000, $1,883,000, and $471,000 respectively.

Based on identified intangible assets that are subject to amortization as of December 31, 2016, we expect future amortization expenses for each period to be as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Customer relationships	$1,123	$1,123	$1,123	$1,123	$1,123	$8,710
Non-compete agreements	19	19	13	-	-	-
Licenses and permits	106	106	106	106	106	656
Developed technology	613	613	613	613	613	1,687
Total future amortization expense	$1,861	$1,861	$1,855	$1,842	$1,842	$11,053

NOTE 11 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY (“AMAK”)

We have concluded that we have significant influence over the operating and financial policies of AMAK and, accordingly, should account for our investment in AMAK using the equity method.  As of December 31, 2016, and 2015, we had a non-controlling equity interest of approximately $49.4 million and $47.7 million, respectively.

We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2016, and 2015, and for each of the three years ended December 31, 2016.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Sales	$9,921	$50,744	$63,300
Gross profit (loss)	(17,211)	(10,437)	3,624
General, administrative and other expenses	9,690	8,796	10,487
Loss from operations	$(26,901)	$(19,233)	$(6,863)
Gain on settlement with former operator	17,425	-	-
Net loss	$(9,476)	$(19,233)	$(6,863)

Depreciation and amortization for the years ended December 31, 2016, 2015, and 2014 was $11.7 million, $23.2 million and $23.7 million, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Net income before depreciation and amortization	$2,196	$4,016	$16,845

Financial Position

	December 31,
	2016	2015
	(Thousands of Dollars)
Current assets	$22,860	$26,078
Noncurrent assets	251,741	255,613
Total assets	$274,601	$281,691

Current liabilities	$8,005	$22,740
Long term liabilities	82,546	85,450
Shareholders' equity	184,050	173,501
Total liabilities and equity	$274,601	$281,691

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014, is comprised of the following:

	2016	2015	2014
AMAK Net Loss	$(9,476)	$(19,233)	$(6,863)
Zakat tax applicable to Saudi Arabian shareholders only	320	303	-
AMAK Net Loss before Saudi Arabian shareholders’ portion of Zakat	$(9,156)	$(18,930)	$(6,863)

Company’s share of loss reported by AMAK (33.44% beginning July 10, 2016 and 35.25% prior to July 10, 2016)	$(2,826)	$(6,672)	$(2,419)
Amortization of difference between Company’s investment in AMAK
and Company’s share of net assets of AMAK	1,347	1,347	1,347
Equity in loss of AMAK	$(1,479)	$(5,325)	$(1,072)

The difference between our effective share of income (loss) from our investment and our actual ownership percentage is attributable to the change in our ownership percentage during the third quarter.

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

In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Arab Mining Co. (“Armico”) purchased 3.75 million shares at SR 20 per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%.  As a result of the equity issuance, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in our investment) in accordance with ASC 323-10-40-1.

The following table shows AMAK shareholders and percentages owned at December 31, 2016:

Name	Percentage Owned
Various Saudi shareholders	46.73%
Trecora Resources	33.44%
Armico	19.51%
Treasury	0.32%
Total	100.00%

At December 31, 2016, we had a receivable from AMAK of approximately $14,000 relating to unreimbursed travel expenses.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value or recoverability of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2016, 2015, or 2014.

NOTE 12 - MINERAL PROPERTIES IN THE UNITED STATES

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

NOTE 13 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Long-term debt and long-term obligations at December 31 are summarized as follows:

	2016	2015
	(thousands of dollars)
Revolving note to domestic banks (A)	$9,000	$1,000
Term note to domestic banks (B)	56,000	61,250
Term note to domestic banks (C)	19,000	20,000
Loan fees	(748)	(1,020)

Total long-term debt	83,252	81,230

Less current portion including loan fees	10,145	8,061

Total long-term debt, less current portion including loan fees	$73,107	$73,169

Loan fees are capitalized and amortized on a straight line basis over the life of the loan, which approximates the effective interest method.  Loan fees of $748,000 and $1,020,000 net of accumulated amortization are included with long term debt and long term obligations at December 31, 2016 and 2015.  Amortization of loan fees amounted to approximately $272,000, $272,000, and $68,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Subject to the terms and conditions of the ARC Agreement, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the “Revolving Loans”) from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $40.0 million (the “Revolving Loan Commitment”) and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2016, and 2015, TOCCO had long-term outstanding borrowings under the Revolving Loans of $9.0 million and $1.0 million, respectively.  At December 31, 2016, approximately $31.0 million was available to be drawn.  However, in order to maintain compliance with our covenants, we could have only drawn approximately $29.5 million.

(B)
Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the “Acquisition Term Loan”) to partially finance the Acquisition.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.  At December 31, 2015, there was a short-term amount of $7.0 million and a long-term amount of $54.3 million outstanding.

(C)
Under the ARC Agreement, TOCCO also has the right to borrow $25.0 million in a multiple advance loan (the “Term Loans,” together with the Revolving Loans and Acquisition Term Loan, collectively the “Loans”).  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans convert from a multiple advance loan to a “mini-perm” loan once TOCCO has fulfilled certain obligations such as certification that construction of D Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40.0 million uncommitted increase option (the “Accordion Option”).  As of December 31, 2016, TOCCO had borrowed funds under the agreement aggregating $20.0 million with no additional availability remaining.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.  At December 31, 2015, there was a short-term amount of $1.3 million and a long-term amount of $18.7 million outstanding.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate (“Eurodollar Rate”) plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate (“Base Rate”) equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans is payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan is payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans is payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and quarterly principal payments of $333,333 commenced on March 31, 2016.  Interest on the Loans is computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.  At December 31, 2016, the variable interest rate under the loans was 3.27%.

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

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement also includes the following financial covenants, each tested on a quarterly basis for TOCCO and its subsidiaries on a consolidated basis: a maximum total leverage ratio of 3.25 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and an asset coverage test of greater than 1.1 to 1.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2016.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:
Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2017	$10,417
2018	8,333
2019	65,250
Total	$84,000

NOTE 14 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2016	2015
	(thousands of dollars)
Accrued state taxes	$81	$325
Accrued payroll	1,097	1,293
Accrued interest	33	34
Accrued officers’ compensation	-	1,254
Other liabilities	806	1,156
Total	$2,017	$4,062

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund (“SIDF”) whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the “Loan”). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company’s guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  Our current assessment is that the probability of contingent performance is remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment.  Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.  The total amount outstanding to the SIDF at December 31, 2016, and 2015 was 310.0 million Saudi Riyals (US$82.7 million).

On July 17, 2016, we, along with some existing shareholders of AMAK, executed a document in favor of the Chairman of AMAK agreeing to provide a stock bonus to him upon successful completion of financial and operational goals.  We will contribute 250,000 shares of our AMAK stock and other shareholders will also contribute 250,000 shares for the award upon his success in reaching the goals by the end of 2017.

Operating Lease Commitments –

We have operating leases for the rental of over 340 railcars for shipping purposes with expiration dates through 2026.  Invoices are received and paid on a monthly basis.  The total amount of the commitment is approximately $21.2 million over the next 10 years.

We also have an operating lease for our office space in Sugar Land, TX.  The expiration date for this lease is 2018.  The total amount of the commitment is approximately $0.1 million.  In addition, we are required to make periodic payments for property taxes, utilities and common area operating expenses.

In addition, we have operating leases for other equipment such as forklifts and copiers with varying expiration dates through 2020.  The total amount of the commitment is approximately $0.1 million.

Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2016, are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2017	$3,595
2018	3,393
2019	3,341
2020	3,250
2021	3,120
Thereafter	4,675
Total	$21,374

Rental expense for these operating leases for the years ended December 31, 2016, 2015, and 2014 was $4.2 million, $4.2 million and $2.5 million, respectively.

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi’s petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas where it is currently pending.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi’s claims and causes of action with prejudice.  Mr. El Khalidi has filed a notice of appeal.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

On or about March 18, 2016, SHR received notice of a lawsuit filed in the 172nd Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.   Its insurers retained a law firm based in Texas to defend SHR.

On or about August 2, 2016, SHR received notice of a lawsuit filed in the 58th Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Texas to defend SHR.

On or about November 5, 2016, SHR received notice of a lawsuit filed in the 172nd Judicial District Court of Jefferson County, Texas.  The suit alleges that the plaintiff became ill from exposure to benzene.  SHR placed its insurers on notice.  Its insurers retained a law firm based in Texas to defend SHR.

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $622,000 in 2016, $604,000 in 2015 and $414,000 in 2014.

NOTE 16 - SHARE-BASED COMPENSATION

Share-based compensation of approximately $2.6 million, $2.3 million, and $2.1 million was recognized in 2016, 2015, and 2014, respectively.

Restricted Common Stock

A summary of all 2016 issuances is as follows:

On November 17, 2016, we awarded 25,105 shares of restricted stock to a director at a grant date price of $11.95.  The restricted stock award vests over 4 years in 25% increments.  Director’s compensation recognized during 2016 was approximately $50,000.

On November 17, 2016, we awarded 21,967 shares of restricted stock to a director at a grant date price of $11.95.  The restricted stock award vests over 3.5 years in equal increments for three years and one-half increment for the final half year.  Director’s compensation recognized during 2016 was approximately $12,500.

On May 17, 2016, we awarded approximately 28,090 shares of restricted stock to a director at a grant date price of $10.68.    The restricted stock award vests over 4 years in 25% increments.  Director’s compensation recognized during 2016 was approximately $50,000.

On March 1, 2016, we awarded 134,931 shares of restricted stock to officers at a grant date price of $9.39.  One-half of the restricted stock vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during 2016 was approximately $352,000.

On January 29, 2016, we awarded 35,333 shares of restricted stock to a director at a grant date price of $10.52.  The restricted stock award vests over 5 years in 20% increments with the first tranche issued on January 29, 2016.  Director’s compensation recognized in 2016 was approximately $142,000.

A summary of the status of the Company’s restricted stock activity in 2016 is as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2016	148,040	$14.14
Granted	245,426	10.19
Vested	(42,575)	13.60
Outstanding at December 31, 2016	350,891	$11.44
Expected to vest	329,690

As of December 31, 2016, there was approximately $2.8 million of unrecognized compensation costs related to non-vested restricted share-based compensation that is expected to be recognized over a weighted average period of 2.6 years.

A summary of all 2015 issuances is as follows:

On May 20, 2015, we awarded 30,000 shares of restricted stock to a director at a grant date price of $12.39.  The restricted stock award vests over 5 years in 20% increments with the first tranche issued on May 19, 2016.  Compensation expense recognized during 2016 and 2015 was approximately $58,000 and $43,000, respectively.

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

On February 10, 2015, we awarded 118,040 shares of restricted stock to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche issued on February 9, 2016.  Compensation expense recognized during 2016 and 2015 was approximately $431,000 and $395,000, respectively.

A summary of all 2014 issuances is as follows:

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

Compensation expense recognized in connection with the following issuances was approximately $1,456,000, $1,645,000, and $2,063,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

There were no stock options or warrant awards issued during 2016 or 2015.

A summary of all 2014 issuances is as follows:

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2016, 2015, and 2014 was approximately $1,108,000, $1,108,000 and $955,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of all 2013 issuances is as follows:

On May 29, 2013, we awarded 10 year options to Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2016, 2015 and 2014 in connection with this award was approximately $126,000 each year.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	85%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.33%

On February 1, 2013, we issued a warrant for the purchase of 100,000 shares of common stock to Genesis Select Corporation (“Genesis”) at a strike price of $10.00 per share.  The term of the warrant is 5 years with 50% vesting in equal increments of 1/12th each calendar month throughout the first year.  The remaining 50% was scheduled to vest in equal increments of 1/36th each calendar month over years 2 through 4 contingent upon continuous investor relations service under the consulting agreement with Genesis.  Our agreement with Genesis was terminated effective September 30, 2014; therefore, no additional amounts will vest going forward.  Investor relations expense recognized in connection with this warrant was approximately $79,000 in 2014.

A summary of all 2012 issuances is as follows:

On November 15, 2012, we awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2016, 2015, and 2014 in connection with this award was approximately $120,000 each year.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On May 20, 2011, we awarded 10 year options to Director Joseph Palm for 19,333 shares with the intent to increase the aggregate grant to 100,000 shares as they become available.  The initial grant of 19,333 options has an exercise price equal to the closing price of the stock on May 20, 2011, which was $3.90 and vest after 1 year.  Compensation expense recognized during 2016, 2015, and 2014 in connection with this award was approximately $0.  On September 25, 2011, we awarded 10 year options to Director Joseph Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  Compensation expense recognized for 2016, 2015 and 2014 was approximately $27,000, $65,000, and $65,000, respectively.

On May 2, 2011, we awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2016, 2015, and 2014 in connection with this award was approximately $27,000, $80,000 and $80,000, respectively.

On January 12, 2011, we awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2016, 2015, and 2014 in connection with this award was approximately $0, $40,000 and $475,000, respectively.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In February 2010 we awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors’ fee expense recognized during 2016, 2015 and 2014 in connection with this award was approximately $0, $9,000 and $66,000, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 we awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the public market on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company’s common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $49,000, $97,000 and $97,000 was recognized during the years ended December 31, 2016, 2015, and 2014, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 15 we are currently in litigation with Mr. El Khalidi and in connection therewith, we are currently reviewing our legal right to withdraw the options and benefits.  However, as of December 31, 2016, the options vesting upon a cash dividend distribution from AMAK continue to be shown as outstanding.

A summary of the status of the Company’s stock option and warrant awards is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,376,437	$7.68
Granted	-	-
Expired	-	-
Exercised	(28,000)	2.39
Forfeited	-	-
Outstanding at December 31, 2016	1,348,437	$7.79	5.2	$8,172
Expected to vest	292,500	$11.56	7.0	$670
Exercisable at December 31, 2016	855,937	$7.53	5.2	$5,410

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2016, options and warrants to purchase approximately 1.3 million shares of common stock were in-the-money.

The weighted average grant-date fair value per share of options granted during the years 2016, 2015, and 2014 was $0, $0 and $12.26, respectively.  During 2016, 2015 and 2014 the aggregate intrinsic value of options exercised was approximately $237,000, $2,300,000 and $1,600,000 respectively, determined as of the date of option exercise.

The Company received approximately $11,000, $123,000 and $91,000 in cash from the exercise of options during 2016, 2015 and 2014, respectively.  Some of the options were exercised via a net transaction.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company’s non-vested options that are expected to vest is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2016	700,000	$8.66
Granted	-	-
Forfeited	-	-
Vested	(207,500)	9.64
Non-vested at December 31, 2016	492,500	$8.25

Total fair value of options that vested during 2016 was approximately $874,000.

As of December 31, 2016, there was approximately $1.4 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.1 years.

The Company expects to issue shares upon exercise of options and warrants from its treasury stock and authorized but unissued common stock.

NOTE 17 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
	(thousands of dollars)
Current federal provision	$1,691	$4,062	$8,756
Current state provision	18	285	296

Deferred federal provision (benefit)	8,645	5,367	(1,893)
Deferred state provision (benefit)	150	50	(12)

Income tax expense	$10,504	$9,764	$7,147

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the years ended December 31, 2016, 2015, and 2014, is as follows:

	2016	2015	2014
	(thousands of dollars)
Income taxes at U.S. statutory rate	$10,476	$9,927	$7,952
State taxes, net of federal benefit	285	230	181
Permanent and other items	(257)	(393)	(915)
Increase (decrease) in valuation allowance	-	-	(71)
Total tax expense	$10,504	$9,764	$7,147

The Texas margin tax rate was reduced in a legislative reduction effective January 1, 2015.  Permanent differences are primarily due to the Federal manufacturer’s deduction, research and development credit, and stock options.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2016	2015
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(22,598)	$(14,996)
Intangible assets	(786)	(284)
Other assets	(10)	(14)
Investment in AMAK	(3,109)	(2,522)
Total deferred tax liabilities	$(26,503)	$(17,816)

Deferred tax assets:
Accounts receivable	322	283
Inventory	1,283	1,785
Mineral interests	376	376
Unrealized loss on swap agreements	20	62
Post-retirement benefits	423	330
Stock-based compensation	1,372	969
Intangible assets	-	-
Deferred revenue	-	-
Gross deferred tax assets	3,796	3,805
Valuation allowance	(376)	(376)
Total net deferred tax assets	$3,420	$3,429
Net deferred tax liabilities	$(23,083)	$(14,387)

The current and non-current classifications of the deferred tax balances are as follows:

	2016	2015
	(thousands of dollars)
Current:
Deferred tax asset	$1,615	$2,116
Non-current:
Deferred tax assets	6,124	4,637
Deferred tax liability	(30,446)	(20,764)
Valuation allowance	(376)	(376)
Non-current deferred tax liability, net	(24,698)	(16,503)

Total deferred liabilities, net	$(23,083)	$(14,387)

We have provided a valuation allowance in 2016 and 2015 against certain deferred tax assets because of uncertainties regarding their realization.

We had no Saudi Arabian income tax expense or liability in 2016, 2015, or 2014.

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service (“IRS”) in November 2016 on the selection of the December 31, 2014, tax return for audit.  The audit is ongoing, and we do not expect any adjustment to the return.  If any issues addressed in the audit are resolved in a manner not consistent with our expectations, provisions will be adjusted in the period the resolution occurs.   Tax returns for various jurisdictions remain open for examination for the years 2013 through 2016.

During 2016 we performed analysis, documentation, and interview of relevant personnel relative to base period and qualifying expenditures with regard to potential research and development (“R&D”) credits for the years ending December 31, 2014 and 2015.  We expect to file amended returns for the respective years generating net benefits of federal and state taxes of approximately $524,000, which have been recorded in this period decreasing the overall tax rate.  The calculation is inherently complex and many factors influence the ultimate credit.

NOTE 18 – SEGMENT INFORMATION

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

	Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$182,028	$30,371	$-	$212,399
Operating profit before depreciation and amortization	31,885	3,043	(6,444)	28,484
Operating profit (loss)	26,060	(865)	(6,488)	18,707
Profit (loss) before taxes	24,084	10,675	(4,827)	29,932
Depreciation and amortization	5,825	3,908	44	9,777
Capital expenditures	22,948	17,547	-	40,495

		Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$-	$44,467	$-	$-	$44,467
Total assets	219,376	113,676	107,302	(148,255)	292,099

	Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$218,233	$23,743	$-	$241,976
Operating profit before depreciation and amortization	47,565	4,549	(7,013)	45,101
Operating profit (loss)	43,081	(1)	(7,039)	36,041
Profit (loss) before taxes	40,948	(195)	(12,392)	28,362
Depreciation and amortization	4,484	4,550	26	9,060
Capital expenditures	24,358	6,889	-	31,247

		Year Ended December 31, 2015
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$-	$46,347	$-	$-	$46,347
Total assets	195,358	86,076	98,728	(122,371)	257,791

NOTE 19 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2016	2015	2014
	(thousands of dollars)

Net income	$19,428	$18,598	$15,571

Basic earnings per common share:
Weighted average shares outstanding	24,284	24,370	24,188

Per share amount (dollars)	$0.80	$0.76	$0.64
Diluted earnings per common share:
Weighted average shares outstanding	24,982	25,181	24,896

Per share amount (dollars)	$0.78	$0.74	$0.63

Weighted average shares-denominator basic computation	24,284	24,370	24,188
Unvested restricted stock grant	310	141	-
Effect of dilutive stock options	388	670	708
Weighted average shares, as adjusted denominator diluted computation	24,982	25,181	24,896

At December 31, 2016, 2015, and 2014, 1,348,437, 1,376,437 and 1,598,191 potential common stock shares, respectively, were issuable upon the exercise of options and warrants.

The earnings per share calculations for the periods ended December 31, 2016, 2015, and 2014, include 284,011, 300,000 and 300,000 shares held in the treasury.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2016 (in thousands, except per share data, rounding may apply):

	Year Ended December 31, 2016
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter	Total

Revenues	$52,200	$48,854	$57,142	$54,203	$212,399
Gross profit	11,771	11,574	8,905	7,652	39,902
Net income	7,224	10,252	2,799	(847)	19,428
Basic EPS(1)	$0.30	$0.42	$0.12	$(0.03)	$0.80
Diluted EPS(1)	$0.29	$0.41	$0.11	$(0.03)	$0.78

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$55,143	$59,350	$66,938	$60,545	$241,976
Gross profit	15,123	14,594	16,035	11,257	57,009
Net income	5,784	6,374	5,318	1,122	18,598
Basic EPS(1)	$0.24	$0.26	$0.21	$0.05	$0.76
Diluted EPS(1)	$0.23	$0.25	$0.21	$0.05	$0.74

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period.  Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2)	On May 2, 2016, we purchased the idle BASF facility adjacent to our TC facility. As discussed in Note 2, we recorded a bargain purchase gain of approximately $11.5 million on the transaction.
(3)
As discussed in Note 11, in July 2016 AMAK issued four million shares.  As a result of the equity issuance, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain.

NOTE 21 – RELATED PARTY TRANSACTIONS

Consulting fees of approximately $33,000, $25,000 and $52,000 were incurred during 2016, 2015, and 2014, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals.  At December 31, 2016, and 2015, we had no outstanding liability payable to IHS Global FZ LLC.

Consulting fees of approximately $73,000 and $37,000 were incurred during 2016 and 2015, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. At December 31, 2016, and 2015, we had no outstanding liability payable to Mr. Carter.

NOTE 22 – DERIVATIVE INSTRUMENTS
Commodity Financial Instruments

Hydrocarbon based manufacturers, such as SHR, are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2016, 2015, and 2014, represented approximately 62.2%, 69.3% and 78.0% of SHR’s operating expenses, respectively.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2016	2015	2014

Realized gain (loss)	$-	$(180)	$(452)
Unrealized gain (loss)	-	180	(132)
Net loss	$-	$-	$(584)

Realized and unrealized gains / (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2016, 2015, and 2014.

Interest Rate Swaps

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $1.75 million at December 31, 2016.  We receive credit for payments of variable rate interest made on the term loan at the loan’s variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company’s Statement of Stockholders’ Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2016	2015	2014
Interest expense reclassified from other comprehensive income (loss)	$-	$-	$378

	December 31,
	2016	2015

Fair value of derivative liability	$58	$177

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

NOTE 23- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $918,000 based upon an annuity single premium value contract was outstanding at December 31, 2016, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2016, no payments have been made pursuant to this agreement.

In June 2009 the Company’s Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2016, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors’ fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 15, all amounts remain outstanding until a resolution is achieved.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter which provides continued welfare benefits for Mr. Carter and his wife for life at the same cost sharing basis as regular employees.  Approximately $265,000 was outstanding at December 31, 2016, and included in post-retirement benefits.  For the period ended December 31, 2016, and 2015, approximately $12,000 and $6,000, respectively had been paid.

TRECORA RESOURCES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2016

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2014	446,919	(122,500)	51,618	376,037
December 31, 2015	376,037	-	-	376,037
December 31, 2016	376,037	-	-	376,037

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2014	210,000	-	-	210,000
December 31, 2015	210,000	-	-	210,000
December 31, 2016	210,000	183,339	(93,339)	300,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accounting Firm

December 31, 2016, 2015, and 2014

AL MASANE AL KOBRA MINING COMPANY

Page

Report of Independent Registered Public Accounting Firm	1 - 2

Financial Statements:

Balance Sheets	3 - 4

Statements of Operations	5

Statements of Changes in Shareholders’ Equity	6

Statements of Cash Flows	7 - 8

Notes to Financial Statements	9 - 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Najran, Kingdom of Saudi Arabia

We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Al Masane Al Kobra Mining Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, management believes the cash generated from recommencing operations in 2017, increased efficiencies from our operational improvements and possible additional equity issuances from existing and new shareholders will provide any necessary liquidity and capital resources. In addition, As discussed in Note 8 to the financial statements, the Company recorded a gain of approximately SR65,345,000 from forgiveness of liabilities from their former mine operator China National Geological & Mining Corp. and subcontractor Nesma & Partners Contracting Co., Ltd.  Our opinion is not modified with respect to these matters.

Mamdouh Al Majed & Faisal Al-Enzi
Certified Public Accountants
Riyadh, Kingdom of Saudi Arabia

March 10, 2017

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets

	December 31,
	2016	2015
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	56,518,906	30,413,832
Accounts receivable	-	28,351,618
Inventories	15,875,180	31,630,132
Due from shareholders	50,000	298,562
Advances to contractors and other	13,283,204	7,096,846
Total current assets	85,727,290	97,790,990

Non-current assets:
Property and equipment, net	726,529,739	739,935,227
Development costs, net	209,680,505	209,680,505
Deferred mine closure costs	7,817,250	8,934,000
Total non-current assets	944,027,494	958,549,732

	1,029,754,784	1,056,340,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Pre-export advance payments	-	9,150,880
Accounts payable and accrued liabilities	13,034,609	74,868,227
Zakat and income tax liability	1,933,625	1,254,419
Due to shareholders	50,669	-
Long-term debt, current portion	15,000,000	-
Total current liabilities	30,018,903	85,273,526

Non-current liabilities
Provision for mine closure costs	14,995,109	14,488,028
Long-term debt, net of current portion and
deferred finance costs	282,472,077	295,324,433
End-of-service indemnities	1,480,636	1,745,433
Deferred income taxes	10,599,748	8,881,490
Total non-current liabilities	309,547,570	320,439,384
See accompanying notes to financial statements

AL MASANE AL KOBRA MINING COMPANY

Balance Sheets - (Continued)

	December 31,
	2016	2015
	(Expressed in Saudi Riyals)
Commitments and contigencies

Shareholders' equity
Share capital	780,000,000	740,000,000
Share premium	35,092,840	-
Accumulated deficit	(124,904,529)	(89,372,188)
Total shareholders' equity	690,188,311	650,627,812

	1,029,754,784	1,056,340,722

AL MASANE AL KOBRA MINING COMPANY

Statements of Operations

	December 31,
	2016	2015	2014
	(Expressed in Saudi Riyals)

Revenues	37,202,504	190,290,543	237,374,741

Costs of revenues	101,743,839	229,428,965	223,784,222

Gross profit (loss) margin	(64,541,335)	(39,138,422)	13,590,519

General and
administrative expenses	26,957,555	24,633,457	26,119,478

Loss from operations	(91,498,890)	(63,771,879)	(12,528,959)

Other income (expense)
Gain on forgiveness of liabilities (Note 8)	65,345,250	-	-
Finance charges	(6,043,410)	(6,360,680)	(10,481,803)
Other income	260,953	-	152,053

	59,562,793	(6,360,680)	(10,329,750)

Loss before zakat and income taxes	(31,936,097)	(70,132,559)	(22,858,709)

Provision for zakat and income taxes	(3,596,244)	(1,990,635)	(2,877,516)

Net loss	(35,532,341)	(72,123,194)	(25,736,225)

AL MASANE AL KOBRA MINING COMPANY

Statements of Changes in Shareholders' Equity

	(Expressed in Saudi Riyals)
			Retained
			Earnings
	Share	Share	(Accumulated
	Capital	Premium	Deficit)	Total

Balance at December 31, 2013	550,000,000	190,000,000	8,487,231	748,487,231

Net loss	-	-	(25,736,225)	(25,736,225)

Balance at December 31, 2014	550,000,000	190,000,000	(17,248,994)	722,751,006

Conversion in share premium to	190,000,000	(190,000,000)	-	-
share capital

Net loss	-	-	(72,123,194)	(72,123,194)

Balance at December 31, 2015	740,000,000	-	(89,372,188)	650,627,812

Issuance of share capital and premium	40,000,000	35,092,840	-	75,092,840

Net loss	-	-	(35,532,341)	(35,532,341)

Balance at December 31, 2016	780,000,000	35,092,840	(124,904,529)	690,188,311

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2016	2015	2014
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net loss	(35,532,341)	(72,123,194)	(25,736,225)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	43,768,238	87,183,080	88,903,533
Accretion of deferred mine closure costs	507,081	489,934	473,366
Amortization of deferred finance costs	2,147,644	2,147,644	2,641,114
Gain on forgiveness of liabilities	(65,345,250)	-	-
Gain on disposal of property and equipment	-	-	(152,053)
Deferred income taxes	1,718,258	736,216	2,877,516
Changes in operating assets and liabilities:
Accounts receivable	28,351,618	(19,254,887)	1,517,429
Inventories	15,754,952	(3,308,910)	(19,544,150)
Advances to contractors and other	(6,186,357)	8,175,068	10,887,630
Accounts payable and accrued liabilities	3,511,632	27,106,206	1,740,228
Zakat and income tax liability	679,206	1,254,419	-
Pre-export advance payment	(9,150,880)	5,327,622	3,823,258
End-of-service indemnities	(264,797)	202,418	147,685

Net cash provided by (used in) operating activities	(20,040,996)	37,935,616	67,579,331

Cash flows from investing activities:
Additions to property and equipment	(29,246,001)	(55,782,406)	(89,228,705)

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows - (Continued)

	December 31,
	2016	2015	2014
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Deferred finance costs	-	-	(1,725,000)
Issuance of share capital and premium	75,092,840	-	-
Payments on capital lease obligations	-	(4,792,531)	(18,432,290)
Payments on long-term debt	-	-	(20,000,000)
Proceeds from long-term debt	-	50,192,000	-
Net advances from (repayments to) shareholders	299,231	(119,016)	(2,290,152)

Net cash provided by (used in) financing activities	75,392,071	45,280,453	(42,447,442)

Net change in cash and cash equivalents	(13,894,926)	27,433,663	(64,096,816)

Cash and cash equivalents, beginning of year	30,413,832	2,980,169	67,076,985

Cash and cash equivalents, end of year	56,518,906	30,413,832	2,980,169

See Note 16 for supplemental cash flow information

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

Note 1 – Organization and Business – (Continued)

Organization - continued
During 2016 the Company increased its authorized share capital by SR40,000,000 to SR 780,000,000 and issued 4,000,000 shares of 10 each at a price of SR20 each resulting in a share premium of SR35,092,840.

Except for Trecora and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our share capital is owned by the shareholders as follows:

	Shares	Ownership Percentage	Paid-In Capital
Saudi shareholders	36,459,642	46.74	364,596,420
Trecora (US Company)	26,085,000	33.44	260,850,000
ARMICO (Pan Arab Organization)	15,455,358	19.82	154,553,580

	78,000,000	100.00	780,000,000

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

On 16/11/1428 (November 26, 2007), while the Company was in the registration process, the Company signed a contract with China National Geological and Mining Corporation (CGM) for underground mine rehabilitation, pre-production activity, and on-going mine development/production and with Nesma & Partners Contracting Company Limited (Nesma) for engineering, procurement, construction, commissioning and hand over of the concentrator surface works and the related infrastructure facilities. The handover of these facilities was finalized on November 28, 2011. In late 2014, we renegotiated a more favorable plant operations and maintenance contract with CGM. CGM ran our mining operations until November 2015, at which time the Board of Directors cancelled the CGM and Nesma contract and temporarily suspended operations of the Company.  See Note 8.  This planned, temporary shutdown of the facility was due to the continued depressed commodity price environment as well as needs for renovation and maintenance. In February 2016, we entered into a new operating and rehabilitation contract with a different vendor under more favorable terms.  We resumed operations in the fourth quarter of 2016 and have four scheduled shipments of ore in 2017.

Note 1 – Organization and Business – (Continued)

Our focus during the renovation focused on improving recoveries overall and upgrading the precious metals circuit through the installation of SART (sulfidization, acidification, recycling, and thickening) modifications which are expected to lower chemical use, thereby reducing operating costs. In addition, processing of certain gold-bearing waste dumps from historical mining at the newly acquired Guyan mining license area has begun and fold extraction is in process.  An extensive exploration program for the rest of Guyan mining lease has been completed.  A systematic program of infill drilling exploration to extend the overall life of the copper and zinc mine has been initiated with detailed results expected in the second quarter of 2017.

Note 2 - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared using U.S. generally accepted accounting principles. The following is a summary of our significant accounting policies:

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2016, 2015, and 2014, we sold our concentrates and doré pursuant to a sales contract with one customer. No amounts have been written off for the years ended December 31, 2016, 2015, and 2014. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2016 and 2015.  Due to the shutdown of operations, we had no outstanding accounts receivable at December 31, 2016.

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

Based on our evaluation, we recorded no impairment losses during the years ended December 31, 2016, 2015 and 2014.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the Saudi Riyal was officially pegged to the U.S. Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Any gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2016, 2015, and 2014.

Leasing arrangements
We periodically lease operating equipment, facilities, and office buildings. Rentals payable under operating leases are charged to the statements of operations on a straight line basis over the term of the relevant lease. For any capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities. Finance charges are charged to the statement of operations. At December 31, 2016, we had no outstanding capital lease obligations.

Operating lease expense amounted to approximately SR442,000, SR696,000, and SR867,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Environmental costs
Environmental costs are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can reasonably be estimated. Ongoing compliance costs are expensed as incurred.

Asset retirement obligations and costs
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period in which the obligation is incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under various laws, statues, or regulations. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of revenues. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure

Note 2 - Summary of Significant Accounting Policies - (Continued)

Asset retirement obligations and costs - continued
activities and are included in deferred mine closure costs on the accompanying balance sheets. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.

Zakat and income tax
We are subject to the Regulations of the General Authority of Zakat and Tax (GAZT) in the Kingdom of Saudi Arabia. Under these regulations, Zakat is payable at 2.5% on the basis of the portion of our Zakat base attributable to our Saudi stockholders, and income tax is payable at 20% on the portion of our taxable income attributable to our non-Saudi stockholders. Zakat and income tax are provided on an accrual basis. Any difference in the estimate is recorded when the final assessment is approved, at which time the provision is cleared.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of Zakat and income tax expense. We recognized no material adjustment for unrecognized income tax liabilities. Zakat and income tax returns for the years from 2009 to 2014 are currently under review with GAZT.

Reclassifications
Certain reclassifications have been made to the prior periods to conform with current year presentation.  In addition, certain reclassifications have been made to the Balance Sheets for the year ended December 31, 2015, related to our adoption of FASB ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30) and FASB ASU 2015-15, Imputation of interest (Subtopic 835-30) as noted below in Notes 2 and 11.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)
Recent accounting pronouncements
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance  costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03.   Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. The Company adopted ASU 2015-03 and ASU.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Recent accounting pronouncements - continued
2015-15 during 2016.  At December 31, 2016, and 2015, related net loan fees of approximately SR12,527,000 million and SR14,676,000, respectively, have been netted against long term debt.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will implement ASU 2015-17 by classifying its deferred tax assets (liabilities) as noncurrent on its March 31, 2017, Balance Sheet as applicable.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes.  In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 10, 2017, the date on which the financial statements were available to be issued.

Note 3 – Liquidity and Capital Resources

As shown in the financial statements, we have incurred three consecutive years of net losses and had a negative margin from operations in 2016 and 2015. Our losses were largely attributable to the depressed commodity prices as well as certain operating inefficiencies from the operating contracts in effect with our former operator. In response to these factors, we took certain steps to protect the Company and the shareholders. We renegotiated our debt repayment arrangement with SIDF and postponed any repayments until 2017. We cancelled the operating contracts (see Note 8) and suspended operations until the fourth quarter of 2016. In February 2016, we entered into a new operating and rehabilitation contract with a different provider under more favorable terms. During our shutdown we renovated our facilities to improve recoveries and reduce costs and will self-operate the facility with the assistance of a Turkish company which is expected to improve profitability.  Finally, we issued an additional 3,750,000 shares in July 2016 at a price of SR20 to ensure that adequate cash was available during the renovation.  The facility restarted in December 2016 and we have four planned shipments of ore in 2017.

We believe that the items discussed above will provide us the necessary liquidity and capital resources.  There can be no assurances that our operating assumptions and objectives will be met.  If they are not met, we may experience liquidity problems.

Note 4 – Inventories

Inventories consisted of the following at:

	December 31,
	2016	2015

Mill stockpiles	-	19,410,770
Precious metal dore	4,231,848	4,231,848
Explosives	539,284	-
Chemicals and other	11,104,048	7,987,514

	15,875,180	31,630,132

As discussed in Note 9, we can receive advances on a pre-export basis on our mill stockpiles.

Note 5 – Advances to Contractors and Other

Advances to contractors and other consisted of the following at:

	December 31,
	2016	2015

Advances to contractors	6,782,227	2,790,023
Prepaid expenses	5,155,614	3,360,082
Other miscellaneous advances and receivables	1,345,363	946,741

	13,283,204	7,096,846

Note 6 – Property and Equipment

Property and equipment, net consisted of the following at:

	December 31,
	2016	2015

Buildings	190,152,290	181,136,277
Leasehold improvements	1,838,317	1,838,317
Heavy equipment	105,298,173	103,372,979
Motor vehicles	22,788,233	21,960,933
Civil works	15,081,589	15,081,590
Tailings dam	22,684,394	22,684,394
Plant and machinery	282,278,789	284,231,416
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	245,952,161	232,306,494
Construction in progress	21,964,039	17,937,363

	1,006,932,811	979,444,589

Less accumulated depreciation, depletion and amortization	(280,403,072)	(239,509,362)

	726,529,739	739,935,227

Note 6 – Property and Equipment – (Continued)

Property and equipment serve as collateral for the SIDF loan agreement (see Note 11).

During 2016, the mine was temporarily closed for renovation, therefore, no amortization or depletion was recorded on certain mining assets.  Amortization and depletion will recommence on the assets in 2017 when the mine resumes full operations.

Note 7 – Development Costs

Development costs, net consisted of the following at:

	December 31,
	2016	2015

Cost	289,973,237	289,973,237
Accumulated amortization	(80,292,732)	(80,292,732)

	209,680,505	209,680,505

Development costs are amortized using the unit of production method upon extraction of the ore. During 2016, the mine was temporarily closed for renovation; therefore, no amortization was recorded. Amortization will recommence in 2017 when the mine resumes full operations.

Note 8 – Accounts Payable, Accrued Liabilities and Forgiveness of Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	December 31,
	2016	2015

Accounts payable	11,483,683	58,591,574
Retention payable	-	14,744,250
Accrued salaries and payroll expenses	1,550,926	1,532,403

	13,034,609	74,868,227

Note 8 – Accounts Payable, Accrued Liabilities and Forgiveness of Liabilities – (Continued)

On March 31, 2016, the Company entered into finalization and discharge memorandums of understanding (MOU’s) with their former mine operator CGM and subcontractor Nesma where certain contracts were cancelled.  These contracts include the EPC Surface Works Contract and Subcontract (CGM/NESMA) dated November 26, 2007, the Underground Mining Contract (CGM) dated June 29, 2010, the 1st Surface Works O&M Contract (CGM) dated July 3, 2011, and the 2nd Surface Works O&M Contract (CGM) dated November 3, 2014 (collectively, the Contracts).  The MOU’s are binding agreements between the Company, CGM and Nesma.  All of CGM’s spare parts on site related to the Contracts shall revert to and become the property of the Company.  CGM received payment of approximately SR4,500,000 and forfeited their rights to the spare parts that had an economic value of approximately SR34,477500.  The spare parts were recorded at SR4,500,000 and included in property and equipment, net on the balance sheets. Under the MoU’s, CGM and Nesma shall not receive any further payments from the Company as full settlement against the deterioration of property, plant and equipment which exceeds normal wear and tear and any other breach of contracts.    In recognition of certain financial losses incurred by the Company, CGM and NESMA agreed to forfeit the recovery of all remaining amounts due under the Contracts. The total amounts of liabilities recorded on the Company’s books as of March 31, 2016 were approximately SR65,345,000 which were written off to other income on the statement of operations for the year ended December 31, 2016.  There are no outstanding or unresolved claims and all parties have fulfilled their obligations in connection with the Contracts.

Note 9 – Pre-export Advance Payments

We received advances on a pre-export basis against a portion of our inventory on hand prior to shipment. These advances bear interest at 2.5% and are repaid from the proceeds from final concentrate sales. We did not have an outstanding advance liability at December 31, 2016.  We had an outstanding advance liability of approximately SR9,151,000 at December 31, 2015.

Note 10 – Zakat and Income Tax

We have submitted our Zakat and income tax return for the year ended December 31, 2015 and have obtained our 2015 Zakat certificate. We are in the process of preparing and submitting our Zakat and income tax return for the year 2016.

Note 10 – Zakat and Income Tax - (Continued)

The Zakat base for the Saudi shareholders was positive in 2016 and 2015 and Zakat expense and corresponding liability has been recorded. The Zakat base for the Saudi shareholders was negative in 2014. Therefore, no Zakat expense or liability was recorded in that year. There was no taxable profit attributable to our non-Saudi (foreign) shareholders for 2016, 2015, and 2014. Therefore, no current income tax liability is due in those years.

The provision for Zakat and income taxes consisted of the following:

	Years ended December 31,
	2016	2015	2014

Non-current deferred income tax benefit	(6,694,909)	(10,531,677)	(521,853)
Change in valuation allowance	8,413,167	11,267,893	3,399,369
Current Zakat expense	1,877,986	1,254,419	-

Provision for Zakat and income taxes	3,596,244	1,990,635	2,877,516

The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2016, 2015, and 2014, relates to changes in the valuation allowance and adjustments to estimates in depreciation.

Note 10 – Zakat and Income Tax – (Continued)

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2016	2015

Deferred tax assets:
Loss carryforward	33,478,181	24,310,861
Other	302,140	291,961

	33,780,321	24,602,822
Deferred tax liabilities:
Property and Equipment	(20,282,197)	(17,799,608)

Net deferred tax asset	13,498,124	6,803,214
Valuation allowance	(24,097,872)	(15,684,704)

Net deferred tax liability	(10,599,748)	(8,881,490)

At December 31, 2016 and 2015, we had tax loss carryforwards totaling approximately SR167,390,000 and SR121,554,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2016 and 2015 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.

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

Note 11 - Long-term Debt - (Continued)

Long-term debts are summarized as follows at:

	December 31,
	2016	2015

SIDF loan agreement	310,000,000	310,000,000
Deferred finance charges	(12,527,923)	(14,675,567)
Total long-term debt	297,472,077	295,324,433

Less current portion	15,000,000	-

Total long-term debt, less current portion	282,472,077	295,324,433

Deferred finance costs are comprised of the Saudi Industrial Development Fund (SIDF) loan origination charges which are capitalized and amortized over the period of the related loan which approximates the interest method. Loan fees of SR12,527,923 and SR14,675,675 net of accumulated amortization are included net with long-term debt at December 31, 2016 and 2015.  Amortization of loan fees amounted to approximately SR2,148,000, SR2,148,000, and SR2,622,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The loan is repayable in thirteen increasing semi-annual installments starting January 2017 through January 2022. The repayment schedule is as follows:

Years Ending December 31,

2017	15,000,000
2018	55,000,000
2019	50,000,000
2020	60,000,000
2021	60,000,000
Thereafter	70,000,000

310,000,000

Under the terms of the agreement with SIDF, we are required to maintain certain financial covenants, among other items. We were in compliance with these covenants at December 31, 2016.  Our first scheduled payment in 2017 SR5,000,000 was made subsequent to year end.

Note 12 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2016	2015

Balance, beginning of year	1,745,433	1,543,015
Provision for the year	1,032,104	550,685
Paid during the year	(1,296,901)	(348,267)
Balance, end of year	1,480,636	1,745,433

Note 13 – Asset Retirement Obligations

During 2012, we recorded an ARO for deferred mine closure costs of approximately SR12,843,000. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization expense for 2016, 2015, and 2014 was approximately SR1,117,000 for each respective year.

Deferred mine closure costs consisted of the following at:

	December 31,
	2016	2015

Cost	12,842,625	12,842,625
Accumulated amortization	(5,025,375)	(3,908,625)

	7,817,250	8,934,000

Note 13 – Asset Retirement Obligations – (Continued)

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2016	2015	2014

Balance, beginning of year	14,488,028	13,998,094	13,524,728
Accretion expense	507,081	489,934	473,366

Balance, end of year	14,995,109	14,488,028	13,998,094

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 14 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2016	2015	2014

Wages, salaries and related costs	10,053,109	10,459,516	12,769,312
Depreciation	-	235,605	681,008
Mine closure and environmental	1,623,831	1,606,683	1,590,116
Office expenses	5,124,983	5,911,485	3,470,200
Travel and accommodation	1,611,793	1,686,018	2,160,061
Professional fees	8,169,121	3,972,898	3,195,326
Other	374,718	761,252	2,253,455

	26,957,555	24,633,457	26,119,478

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

Supplemental Information:	Years Ended December 31,
	2016	2015	2014

Cash paid for interest	3,895,766	4,213,036	7,840,689

Cash paid for Zakat and income tax	1,198,780	-	-

Note 16 - Commitments and Contingencies

Lease commitments
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. We entered into leases for a new corporate office and three residential villas in Najran through 2025. During 2015, we entered into a new mining lease that covers the Guyan area for a period of 20 years.  No new leases were entered into during 2016. A summary of these commitments are as follows:

Years Ending December 31,

2017	760,000
2018	913,333
2019	990,000
2020	990,000
2021	990,000
Thereafter	4,247,500

8,890,833

Note 17 – Embedded Derivatives

As described in Note 2 under “Revenue Recognition,” our concentrate sales contracts provide for provisional pricing based on the LME price at the time of shipment as specified in the contract.  Sales contracts with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts. We had no embedded derivatives at December 31, 2016.  Our embedded derivatives at December 31, 2015, were not significant to the financial statements.

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

We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2016 or 2015. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.