Form 10-Q
period 2017-03-31
TRECORA RESOURCES
filed 2017-05-09
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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
Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer _ X__

Non-accelerated filer  ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 4, 2017: 24,252,564.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2017 (unaudited)	DECEMBER 31, 2016
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$4,045	$8,389
Trade receivables, net	24,248	22,193
Inventories	14,957	17,871
Prepaid expenses and other assets	3,481	3,511
Taxes receivable	4,143	3,983
Total current assets	50,874	55,947

Plant, pipeline and equipment, net	151,606	140,009

Goodwill	21,798	21,798
Other intangible assets, net	22,204	22,669
Investment in AMAK	48,420	49,386
Mineral properties in the United States	588	588
Other assets	63	87

TOTAL ASSETS	$295,553	$290,484
LIABILITIES
Current Liabilities
Accounts payable	$13,062	$13,306
Current portion of derivative instruments	34	58
Accrued liabilities	3,247	2,017
Current portion of post-retirement benefit	314	316
Current portion of long-term debt	8,061	10,145
Current portion of other liabilities	1,112	870
Total current liabilities	25,830	26,712

Long-term debt, net of current portion	76,092	73,107
Post-retirement benefit, net of current portion	897	897
Other liabilities, net of current portion	1,977	2,309
Deferred income taxes	24,261	23,083
Total liabilities	129,057	126,108

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued 24.5 million in 2017 and 2016 and outstanding 24.3 million and 24.2 million shares in 2017 and 2016, respectively	2,451	2,451
Additional paid-in capital	54,077	53,474
Common stock in treasury, at cost	(254)	(284)
Retained earnings	109,933	108,446
Total Trecora Resources Stockholders' Equity	166,207	164,087
Noncontrolling Interest	289	289
Total equity	166,496	164,376

TOTAL LIABILITIES AND EQUITY	$295,553	$290,484

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
REVENUES	(thousands of dollars)

Petrochemical and Product Sales	$50,899	$47,181
Processing Fees	4,643	5,019
	55,542	52,200

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,383 and $2,219, respectively)	44,924	40,429

GROSS PROFIT	10,618	11,771

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	6,221	5,449
Depreciation	205	177
	6,426	5,626

OPERATING INCOME	4,192	6,145

OTHER INCOME (EXPENSE)
Interest Income	2	4
Interest Expense	(636)	(628)
Equity in Earnings (Losses) of AMAK	(966)	5,367
Miscellaneous Expense	(44)	(17)
	(1,644)	4,726

INCOME BEFORE INCOME TAXES	2,548	10,871

INCOME TAXES	1,061	3,647

NET INCOME	1,487	7,224

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$1,487	$7,224

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.06	$0.30

Basic Weighted Average Number of Common Shares Outstanding	24,240	24,484

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.06	$0.29

Diluted Weighted Average Number of Common Shares Outstanding	25,054	25,085

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2017	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	-	-	30	-	-	30	-	30
Issued to Employees	-	-	308	-	-	308	-	308
Restricted Common Stock
Issued to Directors	-	-	82	-	-	82	-	82
Issued to Employees	-	-	213	-	-	213	-	213
Common stock
Issued to Directors	3	-	(3)	3	-	-	-	-
Issued to Employees	27	-	(27)	27	-	-	-	-
Net Income	-	-	-	-	1,487	1,487	-	1,487

MARCH 31, 2017	24,252	$2,451	$54,077	$(254)	$109,933	$166,207	$289	$166,496

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$1,487	$7,224
Adjustments to Reconcile Net Income of Trecora Resources
To Net Cash Provided by Operating Activities:
Depreciation	2,123	1,926
Amortization of Intangible Assets	465	469
Unrealized Gain on Derivative Instruments	(24)	(30)
Share-based Compensation	633	647
Deferred Income Taxes	1,178	1,407
Postretirement Obligation	(2)	2
Equity in (earnings) losses of AMAK	966	(5,367)
Amortization of loan fees	68	68
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(2,056)	695
(Increase) Decrease in Taxes Receivable	(160)	2,177
(Increase) Decrease in Inventories	2,914	(1,521)
Decrease in Prepaid Expenses and Other Assets	79	180
Increase (Decrease) in Accounts Payable and Accrued Liabilities	989	(1,430)
Increase (Decrease) in Other Liabilities	70	(1,244)

Net Cash Provided by Operating Activities	8,730	5,203

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(13,881)	(7,602)
Advances to AMAK, net	(26)	-

Cash Used in Investing Activities	(13,907)	(7,602)

FINANCING ACTIVITIES
Issuance of Common Stock	-	11
Addition to Long-Term Debt	5,000	-
Repayment of Long-Term Debt	(4,167)	(2,083)

Net Cash Provided by (Used in) Financing Activities	833	(2,072)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,344)	(4,471)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,389	18,623

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,045	$14,152

Supplemental disclosure of cash flow information:
Cash payments for interest	$936	$583
Cash payments for taxes, net of refunds	$-	$-
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$161	$197

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

Organization

Trecora Resources (the "Company"), was incorporated in the State of Delaware in 1967. Our principal business activities are the manufacturing of various specialty hydrocarbons and synthetic waxes and the provision of custom processing services.   Unless the context requires otherwise, references to "we," "us," "our," and the "Company" are intended to mean Trecora Resources and its subsidiaries.

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
(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5)	TC – Trecora Chemical, Inc. – Specialty wax segment
(6)	AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 33% ownership
(7)	PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual condensed financial statements and in management's opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  We have made estimates and judgments affecting the amounts reported in this document.  The actual results that we experience may differ materially from our estimates.  In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of results for the year ending December 31, 2017.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States' sources, and all long-lived assets owned are located in the United States.

In addition the Company owns a 33% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 16.

Certain reclassifications have been made to the Consolidated Balance Sheet for the year ended December 31, 2016, related to our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-17 as noted below in Note 2.

The impact of the adoption ASU 2015-17 on the Company's previously issued December 31, 2016, balance sheet is as follows:

	As Originally Reported	As Retrospectively Adjusted
	(in thousands)
Deferred income tax asset, current	$1,615	$-
Total current assets	57,562	55,947
Total assets	292,099	290,484
Deferred income tax liability, noncurrent	24,698	23,083
Total liabilities	127,723	126,108
Total liabilities and equity	292,099	290,484

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is in its preliminary stages of evaluating the impact of these amendments, although it doesn't expect the amendments to have a significant impact to the Company's financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on its March 31, 2017, Balance Sheet.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn't expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes which are not expected to significantly change since the Company already has processes for certain lease agreements that recognize the lease assets and lease liabilities. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company implemented the amendments as of January 1, 2017. The stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, there is no material change in the Company's financial position or results of operation, as a result of adopting this Update. For additional information on the stock-based compensation plan, see Note 12.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2017	December 31, 2016
	(thousands of dollars)
Trade receivables	$24,548	$22,493
Less allowance for doubtful accounts	(300)	(300)
Trade receivables, net	$24,248	$22,193

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 9.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2017	December 31, 2016
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	124	187
Prepaid insurance	566	797
Other prepaid expenses and assets	872	608
Total	$3,481	$3,511

5. INVENTORIES

Inventories included the following:

	March 31, 2017	December 31, 2016
	(thousands of dollars)
Raw material	$3,225	$3,627
Work in process	27	12
Finished products	11,458	14,232
Spare parts	247	-
Total inventory	$14,957	$17,871

Effective January 1, 2017, we changed the inventory basis of SHR to FIFO.  We believe that the use of FIFO more accurately reflects current inventory valuation.  The drop in crude oil prices over the last several years has caused LIFO value of inventory to be above the FIFO value for each of the past three years.  There was no LIFO reserve in any of the periods in this filing; therefore, no change is reflected in our current statements for the retrospective application.

Prior to this change, the difference between the calculated value of inventory under the FIFO and LIFO bases generated either a recorded LIFO reserve (i.e., where FIFO value exceeds the LIFO value) or an unrecorded negative LIFO reserve (i.e., where LIFO value exceeds the FIFO value).  In the latter case, in order to ensure that inventory was reported at the lower of cost or market and in accordance with ASC 330-10, we did not increase the stated value of our inventory to the LIFO value.  At December 31, 2016, LIFO value of petrochemical inventory exceeded FIFO; therefore, in accordance with the above policy, no LIFO reserve was recorded.

Inventory serves as collateral for our amended and restated credit agreement.  See Note 9.

Inventory included petrochemical products in transit valued at approximately $2.4 million and $2.1 million at March 31, 2017, and December 31, 2016, respectively.

Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for our plant equipment repairs and maintenance.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,376	5,376
Plant, pipeline and equipment	156,142	154,107
Construction in progress	45,093	33,391
Total plant, pipeline and equipment	208,223	194,486
Less accumulated depreciation	(56,617)	(54,477)
Net plant, pipeline and equipment	$151,606	$140,009

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 9.

Interest capitalized for construction was approximately $373,808 and $31,000 for the three months ended March 31, 2017, and 2016, respectively.

Construction in progress during the first three months of 2017 included equipment purchased for the hydrogenation/distillation project at the TC facility, the new reformer unit and additional tankage at SHR.

Amortization relating to the platinum catalyst which is included in cost of sales was approximately $25,000 and $21,000 for the three months ended March 31, 2017, and 2016, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):
	March 31, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,808)	$14,044
Non-compete agreements	94	(48)	46
Licenses and permits	1,471	(311)	1,160
Developed technology	6,131	(1,532)	4,599
	24,548	(4,699)	19,849
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,699)	$22,204

	December 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,527)	$14,325
Non-compete agreements	94	(43)	51
Licenses and permits	1,471	(285)	1,186
Developed technology	6,131	(1,379)	4,752
	24,548	(4,234)	20,314
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,234)	$22,669

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2017, and 2016, was approximately $465,000 and $470,000, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2017, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Customer relationships	$843	$1,123	$1,123	$1,123	1,123	$8,710
Non-compete agreements	14	19	12	-	-	-
Licenses and permits	80	106	106	106	106	656
Developed technology	460	613	613	613	613	1,687
Total future amortization expense	$1,397	$1,861	$1,854	$1,842	$1,842	$11,053

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended March 31, 2017, and 2016, respectively.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$1,487	24,240	$0.06	$7,224	24,484	$0.30

Unvested restricted stock grant		321			282
Dilutive stock options outstanding		493			319

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$1,487	25,054	$0.06	$7,224	25,085	$0.29

At March 31, 2017, and 2016, 1,344,087 and 1,368,437 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculation for the period ended March 31, 2016, included 300,000 shares of the Company that were held in the treasury of TOCCO.  These shares were transferred to the treasury of TREC in late 2016.

9. LIABILITIES AND LONG-TERM DEBT

On October 1, 2014, we entered into an Amended and Restated Credit Agreement ("ARC") with the lenders which from time to time are parties to the ARC and Bank of America, N.A., as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger. On March 28, 2017, we entered into a Second Amendment to the ARC with terms which increase the Maximum Consolidated Leverage Ratio financial covenant of 3.25x to 4.00x at March 31, 2017, and 4.25x at June 30, 2017, before stepping down to 3.75x at September 30, 2017, 3.50x at December 31, 2017, and reverting to the original financial covenant of 3.25x at March 31, 2018.

Four Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2017	4.00 to 1.00
June 30, 2017	4.25 to 1.00
September 30, 2017	3.75 to 1.00
December 31, 2017	3.50 to 1.00
March 31, 2018 and each fiscal quarter thereafter	3.25 to 1.00

The Second Amendment also reduces the Minimum Consolidated Fixed Charge Coverage Ratio of 1.25x to 1.10x at March 31, 2017, 1.05x at June 30, 2017 and September 30, 2017, 1.10x at December 31, 2017, before reverting to the original financial covenant of 1.25x at March 31, 2018.

Four Fiscal Quarter Ending	Minimum Consolidated Fixed Charge Coverage Ratio
March 31, 2017	1.10 to 1.00
June 30, 2017	1.05 to 1.00
September 30, 2017	1.05 to 1.00
December 31, 2017	1.10 to 1.00
March 31, 2018 and each fiscal quarter thereafter	1.25 to 1.00

Also, under the terms of the Second Amendment, two additional levels of pricing were added – levels 4 and 5.

Level	Consolidated Leverage Ratio	LIBOR Margin	Base Rate Margin	Commitment Fee
1	Less than 1.50 to 1.00	2.00%	1.00%	0.25%
2	Greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00	2.25%	1.25%	0.25%
3	Greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00	2.50%	1.50%	0.375%
4	Greater than or equal to 3.00 to 1.00 but less than 3.50 to 1.00	2.75%	1.75%	0.375%
5	Greater than or equal to 3.50 to 1.00	3.00%	2.00%	0.375%

We were in compliance with all covenants at March 31, 2017.

Under the ARC as amended, we have a $40.0 million revolving line of credit which matures on October 1, 2019.  As of March 31, 2017, and December 31, 2016, there was a long-term amount of $14.0 million and $9.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At March 31, 2017, approximately $26.0 million was available to be drawn.  Under the Second Amendment we could draw the full amount and maintain compliance with our covenants.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the "Acquisition Loan") to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At March 31, 2017, there was a short-term amount of $7.0 million and a long-term amount of $45.5 million outstanding.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan ("Term Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At

March 31, 2017, there was a short-term amount of $1.3 million and a long-term amount of $17.0 million outstanding.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.

Debt issuance costs of approximately $0.7 million for the periods ended March 31, 2017, and December 31, 2016, have been netted against outstanding loan balances.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At March 31, 2017, and December 31, 2016, the rate was 3.48% and 3.27%, respectively.

10. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at March 31, 2017, and December 31, 2016:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2017	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$34	-	$34	-

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$58	-	$58	-

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At March 31, 2017, and December 31, 2016, no commodity financial instruments were outstanding.  For additional information see Note 11.

Interest Rate Swap

In March 2008 we entered into an interest rate swap agreement with Bank of America related to a $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the London InterBank Offered Rate ("LIBOR") rate.  We had designated the interest rate swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging; however, due to the ARC, we felt that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating it as ineffective as of October 1, 2014.

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

11. DERIVATIVE INSTRUMENTS

Commodity Financial Contracts

Hydrocarbon based manufacturers, such as the Company, are significantly impacted by changes in feedstock and natural gas prices. Not considering derivative transactions, feedstock and natural gas used for the three months ended March 31, 2017, and 2016, represented approximately 67.3% and 64.0% of our petrochemical cost of sales, respectively.

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

Typically, financial contracts are not designated as hedges.  As of March 31, 2017, we had no outstanding committed financial contracts.

Realized and unrealized gains/losses are recorded in Cost of Sales and Processing.  Since we have not held any contracts during the periods covered in this filing, there has been no effect on the three months ended March 31, 2017, or 2016.

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $1.5 million and $1.75 million at March 31, 2017, and December 31, 2016, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	March 31, 2017	December 31, 2016

Fair value of interest rate swap - liability	$34	$58

Due to the ARC discussed in Note 9, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended March 31, 2017, an unrealized gain of approximately $3,000 and a realized loss of approximately $21,000 were recorded.  For the three months ended March 31, 2016, an unrealized loss of approximately $6,000 and a realized loss of approximately $37,000 were recorded.

12. STOCK-BASED COMPENSATION

Stock-based compensation recognized in the three months ended March 31, 2017, and 2016, was approximately $633,000 and $647,000, respectively.

Restricted Stock Awards

Director compensation of approximately $56,000 and $0 was recognized during the three months ended March 31, 2017, and 2016, respectively, related to restricted stock awards granted to directors vesting through 2020.

Officer compensation of approximately $105,000 and $35,000 was recognized during the three months ended March 31, 2017, and 2016, respectively, related to restricted stock awards granted to officers.  One-half of the restricted stock vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Director compensation of approximately $6,000 and $87,000 was recognized during the three months ended March 31, 2017, and 2016, respectively, related to an award of restricted stock to a director.  The restricted stock award vests over 4 years in 20% increments.

Director compensation of approximately $19,000 and $19,000 during the three months ended March 31, 2017, and 2016, respectively, was recognized related to restricted stock grants vesting through 2020.

Employee compensation of approximately $108,000 and $108,000 during the three months ended March 31, 2017, and 2016, respectively, was recognized related to restricted stock with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock activity in the first three months of 2017 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2017	350,891	$11.44
Granted	-	-
Forfeited	(21,201)	$10.52
Vested	(59,064)	$12.12
Outstanding at March 31, 2017	270,626	$11.37

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2017	1,348,437	$7.79
Granted	--	--
Exercised	(4,350)	3.90
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at March 31, 2017	1,344,087	$7.80	4.9
Exercisable at March 31, 2017	976,587	$8.15	5.2

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Director compensation of approximately $30,000 and $66,000 during the three months ended March 31, 2017, and 2016,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $309,000 and $308,000 during the three months ended March 31, 2017, and 2016, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $24,000 was recognized during the three months ended March 31, 2017, and 2016, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 18.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

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

	Three Months Ended March 31, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$44,391	$6,508	$-	$50,899
Processing fees	1,488	3,155	-	4,643
Net revenues	45,879	9,663	-	55,542
Operating profit (loss) before depreciation and amortization	8,214	745	(2,179)	6,780
Operating profit (loss)	6,658	(271)	(2,195)	4,192
Profit (loss) before taxes	6,005	(290)	(3,167)	2,548
Depreciation and amortization	1,556	1,016	16	2,588
Capital expenditures	8,756	5,125	-	13,881

	Three Months Ended March 31, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$42,624	$4,557	$-	$47,181
Processing fees	1,441	3,578	-	5,019
Net revenues	44,065	8,135	-	52,200
Operating profit (loss) before depreciation and amortization	8,412	2,062	(1,933)	8,541
Operating profit (loss)	7,075	1,011	(1,941)	6,145
Profit (loss) before taxes	6,449	1,006	3,416	10,871
Depreciation and amortization	1,337	1,051	8	2,396
Capital expenditures	5,662	1,940	-	7,602

	March 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,002	$-	$-	$44,002
Total assets	228,280	116,765	99,018	(148,510)	295,553

	Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,467	$-	$-	$44,467
Total assets	219,376	113,676	106,428	(148,996)	290,484

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 on the selection of the December 31, 2014, tax return for audit.  The audit is ongoing, and we do not expect any adjustment to the return.  If any issues addressed in the audit are resolved in a manner not consistent with our expectation, provisions will be adjusted in the period the resolution occurs.  Tax returns for various jurisdictions remain open for examination for the years 2013 through 2016.  As of March 31, 2017, and December

31, 2016, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction.  The application for the change in accounting method for inventory from LIFO to FIFO is also being submitted to the IRS.

15. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 12 and 18.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of March 31, 2017, and December 31, 2016, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter.  As of March 31, 2017, and December 31, 2016, approximately $0.3 million remained outstanding and was included in post-retirement obligations.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

16. INVESTMENT IN AMAK

In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Arab Mining Co. ("Armico") purchased 3.75 million shares at 20 Saudi Riyals per share (USD$5.33 per share)
and the remaining 250,000 shares are for future use as employee incentives.  We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%.

As of March 31, 2017, and December 31, 2016, the Company had a non-controlling equity interest of 33.44% in AMAK of approximately $48.2 million and $49.4 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2017.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2017	2016
	( thousands of dollars)
Sales	$2,256	$8,992
Gross profit (loss)	(1,307)	191
General, administrative and other expenses	2,589	2,147
Loss from operations	$(3,896)	$(1,956)
Gain on settlement with former operator	-	16,225
Net income (loss)	$(3,896)	$14,269

Gain on settlement with former operator of approximately $16.2 million during the three months ended March 31, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization was $0.5 million and $2.7 million for the three months ended March 31, 2017, and 2016, respectively.  Therefore, net income (loss) before depreciation and amortization was as follows:

	Three Months Ended March 31,
	2017	2016
	( thousands of dollars)
Net income (loss) before depreciation and amortization	$(3,369)	$16,978

Financial Position

	March 31,	December 31,
	2017	2016
	(Thousands of Dollars)
Current assets	$17,333	$22,860
Noncurrent assets	257,715	251,741
Total assets	$275,048	$274,601

Current liabilities	$10,326	$8,005
Long term liabilities	84,567	82,546
Shareholders' equity	180,155	184,050
	$275,048	$274,601

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three months ended March 31, 2017, and 2016, is comprised of the following:

	Three months ended March 31,
	2017	2016
AMAK Net income (loss)	$(3,896)	$14,269

Company's share of income (loss) reported by AMAK	$(1,303)	$5,030
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337
Equity in earnings (loss) of AMAK	$(966)	$5,367

See our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $27,000 and $33,000 were incurred during the three months ended March 31, 2017, and 2016, respectively from IHS Global FZ LLC of which Company Director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $19,000 and $22,000 were incurred during the three months ended March 31, 2017, and 2016, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.

18. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at March 31, 2017, was 310.0 million Saudi Riyals (US$82.7 million).

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice.  Mr. El Khalidi has filed a notice of appeal.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $165,000 and $144,000 for the three months ended March 31, 2017, and 2016, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussion contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment; the Company's failure to meet growth and productivity objectives; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the Company's pension plans; ineffective internal controls; the Company's use of accounting estimates; competitive conditions; the Company's ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations; impact of changes in market liquidity conditions and customer credit risk on receivables; the Company's ability to successfully manage acquisitions and alliances; general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; industry cycles; specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this release, all of which are difficult to predict and many of which are beyond the Company's control.

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

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2016.

We believe we are well-positioned to benefit from capital investments being executed within the company.  We now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  Both the advanced reformer unit and the hydrogenation/distillation project will provide increased revenue and gross margin.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business outlook.

The drop in petroleum prices, which began in mid-September of 2014 and continued into the first quarter of 2016, began reversing in the second half of 2016.  SHR's average feedstock price per gallon in the first quarter of 2017 was approximately 34% higher than the first quarter of 2016.  The contract pricing formulas used to sell the majority of the products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable during falling prices but are unfavorable when prices rise.  During the first quarter of 2017 feedstock costs were generally stable.  In addition, financial penalties incurred due to feedstock purchases below minimum amounts as prescribed by the agreement with suppliers impacted margins.

We continued to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.

Review of First Quarter 2017 Results

We reported first quarter 2017 earnings of $1.5 million down from $7.2 million from first quarter 2016. Diluted earnings per share of $0.06 were reported for first quarter 2017, down from $0.29 in first quarter 2016.  We recorded equity in losses from AMAK of $1.0 million in first quarter 2017 versus equity in earnings of $5.4 million in first quarter 2016.  Sales volume of our petrochemical products decreased 14.9%; however, sales revenue from our petrochemical products increased 4.1% as compared to first quarter 2016.  Our gross profit decreased approximately $1.2 million primarily due to an increase of approximately 34.1% in our average petrochemical feedstock cost.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 5.0% over first quarter 2016.

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK's earnings and losses or gains from equity issuances and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK's earnings and losses and plus or minus tax effected gains or losses on acquisitions.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measures by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three months ended March 31,
	2017	2016
Net Income	$1,487	$7,224

Interest expense	636	628
Depreciation and amortization	2,588	2,396
Income tax expense	1,061	3,647
EBITDA	$5,772	$13,895

Share-based compensation	633	647
Equity in (earnings) losses of AMAK	966	(5,367)
Adjusted EBITDA	$7,371	$9,175

Net Income	$1,487	$7,224

Equity in (earnings) losses of AMAK	$966	$(5,367)
Taxes at statutory rate of 35%	338	(1,878)
Tax effected equity in (earnings) losses	628	(3,489)
Adjusted Net Income	$2,115	$3,735

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2017	December 31, 2016	March 31, 2016
Days sales outstanding in accounts receivable	39.3	38.2	32.7
Days sales outstanding in inventory	24.2	30.2	30.2
Days sales outstanding in accounts payable	21.2	22.9	12.3
Days of working capital	42.4	45.5	50.6

Our days sales outstanding in accounts receivable increased due to an increase in wax sales and longer payment terms for some foreign customers because of increased shipping times.  Our days sales outstanding in inventory decreased due to a concerted effort to reduce inventory on hand at both facilities.  Our days sales outstanding in accounts payable decreased due to construction expenses for the hydrogenation/distillation project at TC nearing completion.  Since days of working capital is calculated using the above three metrics, it decreased for the reasons discussed.

Cash and cash equivalents decreased $4.3 million during the three months ended March 31, 2017, as compared to a decrease of $4.5 million for the three months ended March 31, 2016.  Our total available liquidity which includes cash and cash equivalents and available revolving borrowing capacity under the ARC was approximately $30.0 million and $37.9 million at March 31, 2017, and December 31, 2016, respectively.

The change in cash and cash equivalents is summarized as follows:

	2017	2016
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$8,730	$5,203
Investing activities	(13,907)	(7,602)
Financing activities	833	(2,072)
Decrease in cash and equivalents	$(4,344)	$(4,471)
Cash and cash equivalents	$4,045	$14,152

Operating Activities
Cash provided by operating activities totaled $8.7 million for the first three months of 2017 which was $3.5 million higher than 2016.    For the first three months of 2017 net income decreased by approximately $5.7 million as compared to the corresponding period of 2016. Major non-cash items affecting 2017 income included increases in deferred taxes of $1.2 million and equity in losses of AMAK of approximately $1.0 million.

Factors leading to an increase in cash provided by operating activities included:

•
Inventory decreased approximately $2.9 million (due to an effort to decrease inventory on hand at both facilities) as compared to an increase of approximately $1.5 million in 2016 (due to a decision to increase inventory because of planned outages);

•
Other liabilities increased approximately $0.1 million (due to an increase in deferred wax sales revenue) as compared to a decrease of approximately $1.2 million in 2016 (due to the recognition of revenue associated with a custom processing customer); and

•
Accounts payable and accrued liabilities increased $1.0 million (due to increased construction expenditures) as compared to a decrease of approximately $1.4 million in 2016 (due to a reduction in the accrual for feedstock).

These sources of cash were partially offset by the following decrease in cash provided by operations:

•
Trade receivables increased approximately $2.1 million (due to sales to foreign customers with longer payment terms) as compared to a decrease of approximately $0.7 million (due to a decrease in the average selling price); and

•
Income tax receivable increased $0.2 million (due to an adjustment to deferred taxes related to the change to the LIFO method for inventory valuation) as compared to a decrease of approximately $2.2 million in 2016 (due to the overpayment being applied to 2016 estimated taxes).

Investing Activities

Cash used by investing activities during the first three months of 2017 was approximately $13.9 million, representing an increase of approximately $6.3 million over the corresponding period of 2016.  During the first three months of 2017 we continued to purchase equipment for the hydrogenation/distillation unit and the new advanced reformer unit along with some tankage and various other facility improvements.  During the first three months of 2016 we purchased equipment for the hydrogenation/distillation expansion, construction of the new reformer unit, a new cooling tower, and the new custom processing unit; upgraded roads throughout the petrochemical facility; continued to make improvements to storage; and made various other facility improvements.

Financing Activities

Cash provided by financing activities during the first three months of 2017 was approximately $0.8 million versus cash used of $2.1 million during the corresponding period of 2016.  During 2017 we made principal payments on our acquisition loan of $3.5 million and our term debt of $0.7 million.  We drew $5.0 million on our line of credit to fund ongoing capital projects.  During 2016 we made principal payments on our acquisition loan of $1.8 million and our term debt of $0.3 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$44,391	$42,624	$1,767	4.1%
Processing	1,488	1,441	47	3.3%
Gross Revenue	$45,879	$44,065	$1,814	4.1%

Volume of Sales (gallons)
Petrochemical Products	17,324	20,353	(3,029)	(14.9%)
Prime Product Sales	13,892	14,616	(724)	(5.0%)

Cost of Sales	$36,358	$34,495	$1,863	5.4%
Gross Margin	20.8%	21.7%		(1.0%)
Total Operating Expense**	12,969	13,202	(233)	(1.8%)
Natural Gas Expense**	1,084	772	312	40.4%
Operating Labor Costs**	3,243	3,821	(578)	(15.1%)
Transportation Costs**	5,696	5,473	223	4.1%
General & Administrative Expense	2,696	2,346	350	14.9%
Depreciation and Amortization*	1,556	1,337	219	16.4%
Capital Expenditures	$8,756	$5,662	$3,094	54.6%
*Includes $1,389 and $1,188 for 2017 and 2016, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the first quarter of 2017 from 2016 by approximately 4.1% primarily due to an increase in the average selling price of 23.0% offset by a decrease in volume of 14.9%.

Petrochemical Product Sales

Petrochemical product sales increased by 4.1% during first quarter 2017 from 2016 due to an increase in the average selling price of 23.0% and a decrease in volume sold of 14.9%.  Our average selling price increased because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were significantly higher in first quarter of 2017 as compared to first quarter 2016.  Total sales volume decreased from 2017 to 2016 primarily due to a decrease in prime product sales to one customer and a decrease of approximately 2.3 million gallons in by-product sales.  Foreign sales volume decreased to 19.6% of total petrochemical volume from 20.7% in first quarter 2016.

Processing

Processing revenues increased 3.3% during the first quarter of 2017 from 2016 reflecting a relatively stable revenue stream.

Cost of Sales

Cost of Sales increased 5.4% during first quarter 2017 from 2016 primarily due to the increase in feedstock cost.  Our average feedstock cost per gallon increased 34.1% over first quarter 2016.  This was partially offset by a decrease in volume processed of 27.4% over first quarter 2016.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit which is due online in fourth quarter 2017 to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense decreased 1.8% during first quarter 2017 from 2016.  Natural gas, labor, depreciation and transportation are the largest individual expenses in this category; however, not all of these decreased.

The cost of natural gas purchased increased 40.4% during 2017 from 2016 due to higher per unit cost.  The average price per MMBTU for first quarter of 2017 was $3.33 whereas, for 2016 the per-unit cost was $2.28.  Volume decreased to approximately 320,000 MMBTU from about 349,000 MMBTU due to lower run rates.

Labor costs were lower by 15.1% primarily due to an increase in capitalized maintenance labor for the advanced reformer project.  Also, during 2016 we incurred additional labor costs associated with turnarounds.

Depreciation was higher by 16.4% during first quarter 2017 from 2016 primarily due to 2016 capital items adding to the depreciable base.

Transportation costs were higher by 4.1% primarily due to an increase in the number of isocontainers which were shipped.  These containers are utilized primarily for shipments overseas.

General and Administrative Expense

General and Administrative costs for first quarter 2017 increased from 2016 by 14.9% primarily to an increase in our property tax accrual because of the expiration of abatements.  Group insurance, administrative labor costs and costs for physicals also increased.

Depreciation

Depreciation increased 16.4% during first quarter of 2017 from 2016 primarily due to 2016 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 54.6% during first quarter 2017 from 2016 primarily due to the new advanced reformer unit project.  See additional detail above under "Investing Activities".

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$6,508	$4,557	$1,951	42.8%
Processing	3,155	3,578	(423)	(11.8%)
Gross Revenue	$9,663	$8,135	$1,528	18.8%

Volume of wax sales (thousand pounds)	10,664	7,076	3,588	50.7%

Cost of Sales	$8,566	$5,934	$2,633	44.4%
Gross Margin	11.4%	27.1%		(15.7%)
General & Administrative Expense	1,347	1,169	178	15.2%
Depreciation and Amortization*	1,016	1,051	(35)	(3.3%)
Capital Expenditures	$5,125	$1,940	$3,185	164.2%
*Includes $995 and $1,031 for 2017 and 2016, respectively, which is included in cost of sales

Product Sales

Product sales increased 42.8% during first quarter 2017 from first quarter 2016 as we continued to see strong growth in wax sales both domestically and in export sales to Latin American and Europe.  Polyethylene wax sales saw volume increases of approximately 61.2% while revenue from these sales increased 47.2%.  In order to reduce wax inventories a strong emphasis was placed on increasing sales volumes of TC's low quality wax (which requires significantly less processing and carries a positive gross margin).  As more customers approve of the new, higher quality wax products,  lower quality wax sales will be substituted with these higher value products.  Substantial progress is being made in target market segments.   Several orders of the new Hot Melt Adhesives ("HMA") product were shipped to two local customers and three others are working on approval (one of which placed an order in April).  Two truckloads of the new PVC lubricant product in molten form were sold, the European distributor took record volumes (over one million pounds), and we received an order for our first container load of high quality wax from Asia.

Processing

Processing revenues decreased 11.8% during first quarter of 2017 from first quarter 2016 primarily due to approximately $1.7 million in processing fees (non-use fee) which was recognized in the first quarter of 2016 and expired at that time.  We saw over $1.0 million in revenue from B Plant (including just over $200,000 in product sales).

Cost of Sales

Cost of Sales increased 44.4% during first quarter of 2017 from first quarter of 2016 primarily due to increases in labor, freight, and utilities.  These cost increases were attributable to the acquisition of B Plant in second quarter 2016 and significantly greater product sales compared to a year ago.  In addition, increased overtime and the addition of new personnel in preparation for the start-up of the new hydrogenation/distillation project in the second quarter of 2017 also resulted in higher costs.

General and Administrative Expense

General and Administrative costs increased 15.2% during first quarter 2017 from 2016 primarily due to an increase in sales personnel and higher property taxes due to the addition of B Plant.

Depreciation

Depreciation decreased 3.3% during first quarter 2017 from 2016 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Many of the capital expenditures during first quarter 2017 are being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

Capital Expenditures increased 164.2% during first quarter 2017 from first quarter of 2016 primarily due to expenditures for construction in progress including the hydrogenation/distillation project and various other smaller projects.

Corporate Segment

	2017	2016	Change	%Change
	(in thousands)
General & Administrative Expense	$2,178	$1,934	$244	12.6%
Equity in earnings (losses) of AMAK	(966)	5,367	(6,333)	(118.0%)

General and Administrative Expenses

General corporate expenses increased during first quarter 2017 from first quarter 2016 primarily due to increases in officer compensation and accounting fees.  Officer compensation increased due to the addition of an officer.  Accounting fees increased primarily due to time required for additional filings because of restatements.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK decreased during first quarter 2017 from first quarter 2016.

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Sales	$2,256	$8,992
Gross profit (loss)	(1,307)	191
General, administrative and other	2,589	2,147
Loss from operations	(3,896)	(1,956)
Gain on settlement with former operator	-	16,225
Net income (loss)	$(3,896)	$14,269

The new team at AMAK continued work on improving operations throughout the quarter.  Although there were no copper or zinc concentrate sales in the period, some inventory was built at the port.  AMAK expects concentrate sales in the second quarter.  The sales shown above represent gold and silver doré that were produced earlier.  Guyan exploration results as well as exploration results extending the life of the copper and zinc mine assets are expected in coming quarters.

Guarantee of Saudi Industrial Development Fund ("SIDF") Loan to AMAK

As discussed in Note 18 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at March 31, 2017, was 310.0 million Saudi Riyals (US$82.7 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at March 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$20,641	$3,553	$6,702	$5,988	$4,398
Purchase Obligations	2,309	2,309	-	-	-
Long-Term Debt Obligations	84,833	8,333	76,500	-	-
Total	$107,783	$14,195	$83,202	$5,988	$4,398

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  A second amendment was entered into on March 28, 2017.  Refer to Note 9 on page 11 of this Form 10-Q for a detailed discussion.

Critical Accounting Policies and Estimates

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the first-in, first-out method (FIFO); or market for SHR.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.

Other critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the change in inventory valuation method from LIFO to FIFO as described in Note 5.

Recent and New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 11 on page 12 of this Form 10-Q.

Interest Rate Risk

Refer to Note 11 on page 12 of this Form 10-Q.

There have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

As described in Management's Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we determined that we did not maintain effective internal control over the accounting for our investment in AMAK. Specifically, controls were not appropriately designed, adequately documented and operating effectively related to the accounting for: (1) our equity in earnings of AMAK; and (2) changes in our ownership percentage in AMAK as the result of the sale and issuance of shares of AMAK to other investors.  As a result of this material weakness, we restated our financial statements for the three months ended June 30, 2016, and September 30, 2016, respectively. This control deficiency did not result in any material adjustments to our consolidated financial statements for the year ended December 31, 2016.

Although we have made progress in the remediation of this issue, as indicated below, sufficient time needs to pass before we can conclude that newly implemented controls are operating effectively and that the material weakness has been adequately remediated.  Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Remediation of Material Weakness in Internal Control over Financial Reporting

We expect to make additional improvements during the remainder of 2017.  When fully implemented and operational, we believe the enhanced procedures will remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  Our goal is to remediate this material weakness by the end of the third quarter, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(b)
Changes in internal control. Other than the efforts discussed immediately above in "Remediation of Material Weakness in Internal Control over Financial Reporting", there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the pending claims and lawsuits as discussed in Note 18 to the consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
3(a)
- Certificate of Incorporation of the Company as amended through the Certificate of Amendment filed with the Delaware Secretary of State on May 22, 2014 (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (file No. 001-33926))

3(b)
- Restated Bylaws of the Company dated August 1, 2014 (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (file No. 001-33926))

10(a)*
- Retirement Awards Program dated January 15, 2008 between Arabian American Development Company and Hatem El Khalidi (incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-33926))

10(b)*	- Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company's Form DEF 14A filed April 25, 2012 (file No. 001-33926))
10(c)*	- Employment Contract dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D.

Exhibit Number	Description
10(d)*	- Severance Agreement and Covenant not to Compete, Solicit and Disclose dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D.
10(e)
- Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(f)	- Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10(g)
- Letter Agreement dated August 5, 2009, between Arabian American Development Company and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(h)
- Limited Guarantee dated October 24, 2010, between Arabian American Development Company and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(i)
- Amended and Restated Credit Agreement dated October 1, 2014, between Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2014 (file No. 001-33926))

10(j)
- Stock Purchase Agreement dated September 19, 2014, between Trecora Resources, Texas Oil & Chemical Co. II, Inc., SSI Chusei, Inc. and Schumann/Steier Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 25, 2014 (file No. 001-33926))

10(k)
- Second Amendment to Amended and Restated Credit Agreement dated as of March 28, 2017, among Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on March 30, 2017 (file No. 001-33926))

18.1	- Preferability Letter
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document

Exhibit Number	Description
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 9, 2017   TRECORA RESOURCES
                                                (Registrant)

                                                 By: /s/Sami Ahmad
                                                 Sami Ahmad
                                                 Chief Financial Officer