Form 10-Q
period 2017-06-30
TRECORA RESOURCES
filed 2017-08-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

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
Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____      Accelerated filer _ X__

Non-accelerated filer  ____ (Do not check if a smaller reporting company)   Smaller reporting company ____

Emerging growth company_____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 4, 2017: 24,303,514.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2017 (unaudited)	DECEMBER 31, 2016
ASSETS	(thousands of dollars)
Current Assets
Cash and cash equivalents	$1,748	$8,389
Trade receivables, net	25,032	22,193
Inventories	15,118	17,871
Prepaid expenses and other assets	3,574	3,511
Taxes receivable	3,200	3,983
Total current assets	48,672	55,947

Plant, pipeline and equipment, net	163,182	140,009

Goodwill	21,798	21,798
Other intangible assets, net	21,738	22,669
Investment in AMAK	45,122	49,386
Mineral properties in the United States	588	588
Other assets	42	87

TOTAL ASSETS	$301,142	$290,484
LIABILITIES
Current Liabilities
Accounts payable	$10,839	$13,306
Current portion of derivative instruments	19	58
Accrued liabilities	4,596	2,017
Current portion of post-retirement benefit	311	316
Current portion of long-term debt	8,061	10,145
Current portion of other liabilities	2,044	870
Total current liabilities	25,870	26,712

Long-term debt, net of current portion	81,002	73,107
Post-retirement benefit, net of current portion	897	897
Other liabilities, net of current portion	1,829	2,309
Deferred income taxes	23,589	23,083
Total liabilities	133,187	126,108

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued 24.5 million in 2017 and 2016 and outstanding 24.3 million and 24.2 million shares in 2017 and 2016, respectively	2,451	2,451
Additional paid-in capital	54,653	53,474
Common stock in treasury, at cost	(203)	(284)
Retained earnings	110,765	108,446
Total Trecora Resources Stockholders' Equity	167,666	164,087
Noncontrolling Interest	289	289
Total equity	167,955	164,376

TOTAL LIABILITIES AND EQUITY	$301,142	$290,484

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$57,016	$44,366	$107,915	$91,547
Processing Fees	5,099	4,488	9,742	9,507
	62,115	48,854	117,657	101,054

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,363, $2,028, $4,746, and $4,247, respectively)	51,008	37,280	95,932	77,709

GROSS PROFIT	11,107	11,574	21,725	23,345

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,740	5,491	11,961	10,940
Depreciation	205	187	410	364
	5,945	5,678	12,371	11,304

OPERATING INCOME	5,162	5,896	9,354	12,041

OTHER INCOME (EXPENSE)
Interest Expense	(678)	(607)	(1,314)	(1,235)
Bargain purchase gain from acquisition	--	11,549	--	11,549
Equity in Earnings (Losses) of AMAK	(3,298)	(1,017)	(4,264)	4,350
Miscellaneous Income (Expense)	(22)	123	(64)	110
	(3,998)	10,048	(5,642)	14,774

INCOME BEFORE INCOME TAXES	1,164	15,944	3,712	26,815

INCOME TAXES	332	5,692	1,393	9,339

NET INCOME	832	10,252	2,319	17,476

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$832	$10,252	$2,319	$17,476

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.03	$0.42	$0.10	$0.72

Basic Weighted Average Number of Common Shares Outstanding	24,256	24,204	24,248	24,344

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.03	$0.41	$0.09	$0.70

Diluted Weighted Average Number of Common Shares Outstanding	25,034	24,885	25,044	24,985

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2017	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	-	-	60	-	-	60	-	60
Issued to Employees	-	-	607	-	-	607	-	607
Restricted Common Stock
Issued to Directors	-	-	156	-	-	156	-	156
Issued to Employees	-	-	466	-	-	466	-	466
Common stock
Issued to Directors	25	-	(79)	25	-	(54)	-	(54)
Issued to Employees	56	-	(31)	56	-	25	-	25
Net Income	-	-	-	-	2,319	2,319	-	2,319

JUNE 30, 2017	24,303	$2,451	$54,653	$(203)	$110,765	$167,666	$289	$167,955

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,319	$17,476
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation	4,226	3,667
Amortization of Intangible Assets	931	944
Unrealized Gain on Derivative Instruments	(38)	(55)
Share-based Compensation	1,289	1,274
Deferred Income Taxes	505	6,476
Postretirement Obligation	(5)	94
Bargain purchase gain	-	(11,549)
Equity in (earnings) losses of AMAK	4,264	(4,350)
Amortization of loan fees	61	159
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(2,839)	1,893
Decrease in Taxes Receivable	783	2,751
(Increase) Decrease in Inventories	2,752	(4,260)
Increase in Prepaid Expenses and Other Assets	36	212
Increase (Decrease) in Accounts Payable and Accrued Liabilities	114	(1,112)
Increase (Decrease) in Other Liabilities	1,129	(347)

Net Cash Provided by Operating Activities	15,527	13,273

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(27,833)	(16,383)
Cash paid for acquisition of BASF facility	-	(2,011)
Advances to AMAK, net	(55)	-
Cash Used in Investing Activities	(27,888)	(18,394)

FINANCING ACTIVITIES
Issuance of Common Stock	25	11
Payments related to tax withholding for stock-based compensation	(55)	-
Addition to Long-Term Debt	12,000	-
Repayment of Long-Term Debt	(6,250)	(4,167)

Net Cash Provided by (Used in) Financing Activities	5,720	(4,156)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,641)	(9,277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,389	18,623

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,748	$9,346

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,721	$1,186
Cash payments for taxes, net of refunds	$220	$277
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$435	$637
Estimated earnout liability	$-	$733

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

Operating results for the six months ended June 30, 2017, are not necessarily indicative of results for the year ending December 31, 2017.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States' sources, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 16.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company's financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is currently developing processes and procedures to ensure it is fully compliant with these amendments at the date of adoption.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on the June 30, 2017 Balance Sheet, see Note 1.

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

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2017	December 31, 2016
	(thousands of dollars)
Trade receivables	$25,332	$22,493
Less allowance for doubtful accounts	(300)	(300)
Trade receivables, net	$25,032	$22,193

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 9.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2017	December 31, 2016
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	93	187
Prepaid insurance	637	797
Other prepaid expenses and assets	925	608
Total	$3,574	$3,511

5. INVENTORIES

Inventories included the following:

	June 30, 2017	December 31, 2016
	(thousands of dollars)
Raw material	$2,526	$3,627
Work in process	10	12
Finished products	12,186	14,232
Spare parts	396	-
Total inventory	$15,118	$17,871

Effective January 1, 2017, we changed the inventory basis of SHR to FIFO.  We believe that the use of FIFO more accurately reflects current inventory valuation.  The drop in crude oil prices over the last several years has caused LIFO value of inventory to be above the FIFO value for each period presented.  There was no LIFO reserve in any of the periods in this filing; therefore, no change is reflected in our current statements for the retrospective application.

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

Inventory included petrochemical products in transit valued at approximately $3.4 million and $2.1 million at June 30, 2017, and December 31, 2016, respectively.

Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,386	5,376
Plant, pipeline and equipment	168,640	154,107
Construction in progress	46,538	33,391
Total plant, pipeline and equipment	222,176	194,486
Less accumulated depreciation	(58,994)	(54,477)
Net plant, pipeline and equipment	$163,182	$140,009

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 9.

Interest capitalized for construction was approximately $287,000 and $41,000 for the three and $660,000 and $72,000 for the six months ended June 30, 2017, and June 30, 2016, respectively.

Construction in progress during the first six months of 2017 included equipment purchased for the hydrogenation/distillation project and updates to B Plant equipment at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the platinum catalyst which is included in cost of sales was approximately $0 and $25,000 for the three months and $25,000 and $47,000 for the six months ended June 30, 2017, and 2016, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Intangible Assets

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	June 30, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,090)	$13,762
Non-compete agreements	94	(53)	41
Licenses and permits	1,471	(337)	1,134
Developed technology	6,131	(1,685)	4,446
	24,548	(5,165)	19,383
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(5,165)	$21,738

	December 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,527)	$14,325
Non-compete agreements	94	(43)	51
Licenses and permits	1,471	(285)	1,186
Developed technology	6,131	(1,379)	4,752
	24,548	(4,234)	20,314
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,234)	$22,669

Amortization expense for intangible assets included in cost of sales for the three months ended June 30, 2017, and 2016, was approximately $466,000 and $474,000 and for the six months ended June 30, 2017 and 2016, was approximately $931,000 and $944,000, respectively.

Based on identified intangible assets that are subject to amortization as of June 30, 2017, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Customer relationships	$561	$1,123	$1,123	$1,123	1,123	$8,710
Non-compete agreements	9	19	12	-	-	-
Licenses and permits	54	106	106	106	106	656
Developed technology	307	613	613	613	613	1,687
Total future amortization expense	$931	$1,861	$1,854	$1,842	$1,842	$11,053

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and six months ended June 30, 2017, and 2016, respectively.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$832	24,256	$0.03	$10,252	24,204	$0.42

Unvested restricted stock grant		379			304
Dilutive stock options outstanding		399			377

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$832	25,034	$0.03	$10,252	24,885	$0.41

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,319	24,248	$0.10	$17,476	24,344	$0.72

Unvested restricted stock grant		350			293
Dilutive stock options outstanding		446			348

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,319	25,044	$0.09	$17,476	24,985	$0.70

At June 30, 2017, and 2016, 1,334,087 and 1,368,437 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

The earnings per share calculation for the period ended June 30, 2016, included 300,000 shares of the Company that were held in the treasury of TOCCO.  These shares were transferred to the treasury of TREC in late 2016.

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

We were in compliance with all covenants at June 30, 2017.

Under the ARC as amended, we have a $40.0 million revolving line of credit which matures on October 1, 2019.  As of June 30, 2017, and December 31, 2016, there was a long-term amount of $21.0 million and $9.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At June 30, 2017, approximately $19.0 million was available to be drawn.  Under the Second Amendment we could draw the full amount and maintain compliance with our covenants.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the "Acquisition Loan") to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At June 30, 2017, there was a short-term amount of $7.0 million and a long-term amount of $43.8 million outstanding.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan ("Term Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At June 30, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.7 million outstanding.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.

Debt issuance costs of approximately $0.7 million for the periods ended June 30, 2017, and December 31, 2016, have been netted against outstanding loan balances.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At June 30, 2017, and December 31, 2016, the rate was 3.48% and 3.27%, respectively.

On July 25, 2017, Texas Oil & Chemical Co. II, Inc. ("TOCCO"), South Hampton Resources, Inc. ("SHR"), Gulf State Pipe Line Company, Inc. ("GSPL"), and Trecora Chemical, Inc. ("TC") (SHR, GSPL and TC collectively the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The 3rd Amendment increased the Revolving Facility from $40,000,000 to $60,000,000.  There were no other changes to the Revolving Facility.

10. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at June 30, 2017, and December 31, 2016:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2017	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$19	-	$19	-

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$58	-	$58	-

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

11. DERIVATIVE INSTRUMENTS

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $1.25 million and $1.75 million at June 30, 2017, and December 31, 2016, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

Due to the ARC discussed in Note 9, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended June 30, 2017, an unrealized loss of approximately $2,000 and a realized loss of approximately

$18,000 were recorded.  For the six months ended June 30, 2017, an unrealized gain of approximately $1,000 and a realized loss of approximately $38,000 were recorded. For the three months ended June 30, 2016, an unrealized loss of approximately $8,000 and a realized loss of approximately $33,000 were recorded.  For the six months ended June 30, 2016, an unrealized loss of approximately $14,000 and a realized loss of approximately $70,000 were recorded.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	June 30, 2017	December 31, 2016

Fair value of interest rate swap - liability	$19	$58

12. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $656,000 and $627,000 during the three months and $1,289,000 and $1,274,000 during the six months ended June 30, 2017, and 2016, respectively, was recognized.

Restricted Stock Awards

On June 16, 2017, we awarded approximately 127,000 shares of restricted stock to officers at a grant date price of $11.40.  One-half of the restricted stock vests ratably over three years.  The other half vests at the end of three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three and six months ended June 30, 2017, was approximately $40,000.

Director compensation of approximately $56,000 and $13,000 during the three months and $113,000 and $13,000 during the six months ended June 30, 2017, and 2016, respectively, was recognized related to restricted stock awards granted to directors vesting through 2020.

Officer compensation of approximately $106,000 and $106,000 was recognized during the three months and $211,000 and $141,000 during the six months ended June 30, 2017, and 2016, respectively, related to restricted stock awards granted to officers.  One-half of the restricted stock vests ratably over three years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Director compensation of approximately $0 and $19,000 was recognized during the three months and $6,000 and $105,000 during the six months ended June 30, 2017, and 2016, respectively, related to an award of restricted stock to a director.  The restricted stock award vests over 4 years in 20% increments.

Director compensation of approximately $19,000 and $3,000 during the three months and $37,000 and $21,000 during the six months ended June 30, 2017, and 2016, respectively, was recognized related to restricted stock grants vesting through 2020.

Employee compensation of approximately $108,000 and $108,000 during the three months and $215,000 and $215,000 for the six months ended June 30, 2017, and 2016, respectively, was recognized related to restricted stock with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock activity in the first six months of 2017 was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2017	350,891	$11.44
Granted	127,281	$11.40
Forfeited	(21,201)	$10.52
Vested	(84,638)	$12.00
Outstanding at June 30, 2017	372,333	$11.36

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2017	1,348,437	$7.79
Granted	--	--
Exercised	(14,350)	2.90
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at June 30, 2017	1,334,087	$7.84	4.7
Exercisable at June 30, 2017	989,087	$8.19	5.0

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors' compensation of approximately $30,000 and $47,000 during the three months and $60,000 and $114,000 during the six months ended June 30, 2017, and 2016,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $298,000 and $309,000 during the three months and $607,000 and $617,000 during the six months ended June 30, 2017, and 2016, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $24,000 was recognized during the three months and $0 and $49,000 during the six months ended June 30, 2017, and 2016, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 18.

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

	Three Months Ended June 30, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$50,508	$6,508	$-	$57,016
Processing fees	2,071	3,028	-	5,099
Total revenues	52,579	9,536	-	62,115
Operating profit (loss) before depreciation and amortization	8,761	810	(1,841)	7,730
Operating profit (loss)	7,217	(198)	(1,857)	5,162
Profit (loss) before taxes	6,598	(269)	(5,165)	1,164
Depreciation and amortization	1,544	1,008	16	2,568
Capital expenditures	9,021	4,931	-	13,952

	Six Months Ended June 30, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$94,899	$13,016	$-	$107,915
Processing fees	3,559	6,183	-	9,742
Total revenues	98,458	19,199	-	117,657
Operating profit (loss) before depreciation and amortization	16,975	1,555	(4,020)	14,510
Operating profit (loss)	13,875	(469)	(4,052)	9,354
Profit (loss) before taxes	12,601	(559)	(8,330)	3,712
Depreciation and amortization	3,100	2,024	32	5,156
Capital expenditures	17,777	10,056	-	27,833

	Three Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$39,202	$5,164	$-	$44,366
Processing fees	2,419	2,069	-	4,488
Total revenues	41,621	7,233	-	48,854
Operating profit (loss) before depreciation and amortization	9,476	584	(1,949)	8,111
Operating profit (loss)	8,048	(196)	(1,956)	5,896
Profit (loss) before taxes*	7,435	11,484	(2,975)	15,944
Depreciation and amortization	1,428	780	7	2,215
Capital expenditures	5,739	5,053		10,792
    *Profit (loss) before taxes for the specialty wax segment includes a bargain purchase gain of $11.5 million.

	Six Months Ended June 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$81,826	$9,721	$-	$91,547
Processing fees	3,860	5,647	-	9,507
Total revenues	85,686	15,368	-	101,054
Operating profit (loss) before depreciation and amortization	17,886	2,647	(3,881)	16,652
Operating profit (loss)	15,122	816	(3,897)	12,041
Profit before taxes*	13,884	12,490	441	26,815
Depreciation and amortization	2,764	1,831	16	4,611
Capital expenditures	11,401	6,993		18,394
    *Profit (loss) before taxes for the specialty wax segment includes a bargain purchase gain of $11.5 million.

	June 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$43,536	$-	$-	$43,536
Total assets	237,529	117,640	98,153	(152,180)	301,142

	Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,467	$-	$-	$44,467
Total assets	219,376	113,676	106,428	(148,996)	290,484

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit.  In April 2017 the audit was expanded to include 2015 in connection with the refund claim related to research and development activities.  The audit is ongoing, and we do not expect any adjustment to the return.  If any issues addressed in the audit are resolved in a manner not consistent with our expectation, provisions will be adjusted in the period the resolution occurs.  Tax returns for various jurisdictions remain open for examination for the years 2013 through 2016.  As of June 30, 2017, and December 31, 2016, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction.  The application for the change in accounting method for inventory from LIFO to FIFO and the change for spare parts inventory are being submitted to the IRS.

15. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 12 and 18.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of June 30, 2017, and December 31, 2016, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter.  As of June 30, 2017, and December 31, 2016, approximately $0.3 million remained outstanding and was included in post-retirement obligations.

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

As of June 30, 2017, and December 31, 2016, the Company had a non-controlling equity interest of 33.44% in AMAK of approximately $45.1 million and $49.4 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2017.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Sales	$-	$610	$2,256	$9,602
Gross loss	(8,901)	(3,000)	(10,207)	(2,809)
General, administrative and other expenses	1,971	2,361	4,559	4,509
Loss from operations	$(10,872)	$(5,361)	$(14,766)	$(7,318)
Gain on settlements with former operator	-	1,200	-	17,426
Net income (loss)	$(10,872)	$(4,161)	$(14,766)	$10,108

Gain on settlements with former operator of approximately $1.2 million during the three months ended and $17.4 million during the six months ended June 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization was $7.6 million and $2.4 million for the three months and $10.7 million and $5.1 million for the six months ended June 30, 2017, and 2016, respectively.  Therefore, net income before depreciation and amortization was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Net income (loss) before depreciation and amortization	$(3,263)	$(1,772)	$(4,102)	$15,206

Financial Position

	June 30,	December 31,
	2017	2016
	(Thousands of Dollars)
Current assets	$16,113	$22,860
Noncurrent assets	253,233	251,741
Total assets	$269,346	$274,601

Current liabilities	$16,609	$8,005
Long term liabilities	83,454	82,546
Shareholders' equity	169,283	184,050
	$269,346	$274,601

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and six months ended June 30, 2017, and 2016, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
AMAK Net Income (Loss)	$(10,872)	$(4,161)	$(14,766)	$10,108
Zakat tax applicable to Saudi Arabian shareholders only	-	320	-	320
AMAK Net Income (Loss) before Saudi Arabian shareholders' portion of Zakat	$(10,872)	$(3,841)	$(14,766)	$10,428

Company's share of income (loss) reported by AMAK	$(3,635)	$(1,354)	$(4,938)	$3,676
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	674	674
Equity in earnings (loss) of AMAK	$(3,298)	$(1,017)	$(4,264)	$4,350

See our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $27,000 and $33,000 during the six months ended June 30, 2017, and 2016, respectively from IHS Global FZ LLC of which Company Director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $18,000 and $15,000 were incurred during the three months and $37,000 and $37,000 during the six months ended June 30, 2017, and 2016, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.

18. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at June 30, 2017, was 305.0 million Saudi Riyals (US$81.3 million).

Litigation -

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice.  Mr. El Khalidi appealed, and the issues have been fully briefed.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

In early June of 2017, the Company and TC received notice of a lawsuit filed in the 133rd Judicial District Court of Harris County, Texas by defendant/third-party plaintiff alleging that the Company and TC, as well as two additional third-party defendants, are liable to defendant/third-party plaintiff for all or part of plaintiff's claim against defendant/third-party plaintiff for failure to relinquish monies allegedly belonging to plaintiff.  A law firm based in Texas is defending the Company and TC.

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $160,000 and $154,000 for the three months and $325,000 and $301,000 for the six months ended June 30, 2017, and 2016, respectively.

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

We believe we are well-positioned to benefit from capital investments that we have recently completed or that are in progress.  As a result of the D Train expansion, we now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  Both the advanced reformer unit and the hydrogenation/distillation project will provide increased revenue and gross margin.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business outlook.

We continue to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.

Review of Second Quarter and Year-to-Date 2017 Results

We reported second quarter 2017 earnings of $0.8 million down from $10.3 million from second quarter 2016. Diluted earnings per share of $0.03 were reported for 2017, down from $0.41 in 2016.  During second quarter 2016 we recorded a bargain purchase gain on the BASF acquisition of $11.5 million which significantly impacted both earnings and earnings per share.  Sales volume of our petrochemical products increased 22.6%, and sales revenue from our petrochemical products increased 28.8% as compared to second quarter 2016.  Prime product petrochemical sales volumes (which exclude by-product sales) were up 19.9% over second quarter 2016.  Wax sales were up 8.9% compared to second quarter 2016.  Gross profit margin declined from 23.7% of sales in second quarter 2016 to 17.9% in second quarter 2017.  This was largely due to higher feedstock and operating costs.

We reported year-to-date 2017 earnings of $2.3 million down from $17.5 million from the first half of 2016. Diluted earnings per share of $0.09 were reported for 2017, down from $0.70 in the first half of 2016.  Again, the bargain purchase gain of $11.5 million significantly impacted our 2016 earnings.  Sales volume of our petrochemical products increased 2.2%, and sales revenue from our petrochemical products increased 16.0% as compared to the first half of 2016.  Prime product petrochemical sales volumes (which exclude by-product sales) were up 7% over the first half of 2016.  Wax sales were up 27.5% from first half of 2016.  Gross profit margin declined from 23.1% to 18.5%.  This was largely due to higher feedstock and operating costs.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Net Income	$832	$10,252	$2,319	$17,476

Interest expense	678	607	1,314	1,235
Depreciation and amortization	2,568	2,215	5,156	4,611
Income tax expense	332	5,692	1,393	9,339
EBITDA	$4,410	$18,766	$10,182	$32,661

Share-based compensation	656	627	1,289	1,274
Bargain purchase gain on BASF acquisition	-	(11,549)	-	(11,549)
Equity in (earnings) losses of AMAK	3,298	1,017	4,264	(4,350)
Adjusted EBITDA	$8,364	$8,861	$15,735	$18,036

Net Income	$832	$10,252	$2,319	$17,476

Equity in (earnings) losses of AMAK	$3,298	$1,017	$4,264	$(4,350)
Bargain purchase gain on BASF acquisition	-	(11,549)	-	(11,549)
Total of equity in (earnings) losses of AMAK and bargain purchase gain on BASF acquisition	3,298	(10,532)	4,264	(15,899)
Taxes at statutory rate of 35%	(1,154)	3,686	(1,492)	5,565
Tax effected equity in (earnings) losses of AMAK and bargain purchase gain on BASF acquisition	2,144	(6,846)	2,772	(10,334)
Adjusted Net Income	$2,976	$3,406	$5,091	$7,142

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2017	December 31, 2016	June 30, 2016
Days sales outstanding in accounts receivable	38.5	38.2	31.7
Days sales outstanding in inventory	25.4	30.2	36.1
Days sales outstanding in accounts payable	16.7	22.9	11.3
Days of working capital	45.1	45.5	56.5

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

Cash and cash equivalents decreased $6.6 million during the six months ended June 30, 2017, as compared to a decrease of $9.3 million for the six months ended June 30, 2016.  Our total available liquidity which includes cash and cash equivalents and available revolving borrowing capacity under the ARC was approximately $21.0 million and $37.9 million at June 30, 2017, and December 31, 2016, respectively.

The change in cash and cash equivalents is summarized as follows:

	2017	2016
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$15,527	$13,273
Investing activities	(27,888)	(18,394)
Financing activities	5,720	(4,156)
Decrease in cash and equivalents	$(6,641)	$(9,277)
Cash and cash equivalents	$1,748	$9,346

Operating Activities
Cash provided by operating activities totaled $15.5 million for the first half of 2017 $2.3 million lower than 2016.    For the first half of 2017 net income decreased by approximately $15.2 million as compared to the corresponding period of 2016. Major non-cash items affecting 2017 income included increases in deferred taxes of $0.5 million and equity in losses of AMAK of $4.3 million.

Factors leading to an increase in cash provided by operating activities included:

•
Inventory decreased approximately $2.8 million (due to an effort to decrease inventory on hand at both facilities) as compared to an increase of approximately $4.3 million in 2016 (due to lower sales volume and a new policy regarding safety stock);

•
Income tax receivable decreased $0.8 million (due to an adjustment to current taxes related to the change to the LIFO method for inventory valuation) as compared to a decrease of approximately $2.8 million in 2016 (due to the overpayment being applied to 2015 estimated taxes);

•
Other liabilities increased approximately $1.1 million (due to increases in deferred wax sales revenue and deferred petrochemical revenue) as compared to a decrease of approximately $0.3 million in 2016 (due to payments received from processing customers and the recognition of deferred revenue from BASF due to the acquisition); and

•
Accounts payable and accrued liabilities increased $0.1 million (due to a slight increase in construction expenditures) as compared to a decrease of approximately $1.1 million in 2016 (due to reduced construction expenditures and a reduction in the accrual for feedstock).

These sources of cash were partially offset by the following decrease in cash provided by operations:

•
Trade receivables increased approximately $2.8 million (due to sales to foreign customers with longer payment terms) as compared to a decrease of approximately $1.9 million (due to a decrease in sales volume and prices from fourth quarter 2015).

Investing Activities

Cash used by investing activities during the first half of 2017 was approximately $27.9 million, representing an increase of approximately $9.5 million over the corresponding period of 2016.  During the first half of 2017, the primary use of capital expenditures was for the hydrogenation/distillation unit and the new advanced reformer unit.  During the first half of 2016 we purchased equipment for the hydrogenation expansion, construction of the new reformer unit, a new cooling tower, and the new custom processing unit; upgraded roads throughout the petrochemical facility; continued to make improvements to storage; purchased the BASF facility; and made various other facility improvements.

Financing Activities

Cash provided by financing activities during the first half of 2017 was approximately $5.7 million versus cash used of $4.2 million during the corresponding period of 2016.  During 2017 we made principal payments on our acquisition loan of $5.3 million and our term debt of $1.0 million.  We drew $12.0 million on our line of credit to fund ongoing capital projects.  During 2016 we made principal payments on our acquisition loan of $3.5 million and our term debt of $0.7 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$50,508	$39,202	$11,306	28.8%
Processing	2,071	2,419	(348)	(14.4%)
Gross Revenue	$52,579	$41,621	$10,958	26.3%

Volume of Sales (gallons)
Petrochemical Products	20,835	17,000	3,835	22.6%
Prime Product Sales	16,294	13,584	2,710	19.9%

Cost of Sales	$42,571	$31,041	$11,530	37.1%
Gross Margin	19.0%	25.4%		(6.4%)
Total Operating Expense**	15,152	13,639	1,513	11.1%
Natural Gas Expense**	1,355	641	714	111.4%
Operating Labor Costs**	4,033	3,988	45	1.1%
Transportation Costs**	6,567	5,676	891	15.7%
General & Administrative Expense	2,623	2,370	253	10.7%
Depreciation and Amortization*	1,544	1,428	116	8.1%
Capital Expenditures	$9,021	$5,739	$3,282	57.2%
*Includes $1,376 and $1,264 for 2017 and 2016, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during second quarter 2017 from second quarter 2016 by 26.3% primarily due to an increase in the average selling price of 5.4% and volume of 22.6% partially offset by a decrease in processing revenue.

Petrochemical Product Sales

Petrochemical product sales increased by 28.8% during second quarter 2017 from second quarter 2016 due to an increase in the average selling price of 5.4% and an increase in volume sold of 22.6%.  Our average selling price increased because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were significantly higher in second quarter 2017 as compared to second quarter 2016.  Prime product volume increased 19.9% in second quarter 2017 as compared to second quarter 2016.  Due to the need to produce additional prime products to support the increase in sales volume, our by-product volume increased 32.9%.  These volumes are sold at lower margins than our prime products. Second quarter 2017 by-product margins were lower compared to first quarter 2017.  Foreign sales volume increased to 22.1% of total petrochemical volume from 21.4% in second quarter 2016.

Processing

Processing revenues decreased 14.4% during second quarter 2017 from 2016 due to a decrease in reimbursements from a processing customer.  Excluding these capital reimbursements, processing revenues were up 14.7% during second quarter 2017 from 2016.

Cost of Sales

Cost of Sales increased 37.1% during second quarter 2017 from 2016 primarily due to the increase in feedstock cost and volume.  Our average feedstock cost per gallon increased 18.4% over second quarter 2016 primarily due to an approximately 11% increase in the benchmark price of Mont Belvieu natural gasoline.  The increase in feedstock costs compressed margins for the spot or non-formula portion of prime product sales.  These are sales which do not have pricing formulas tied to feedstock costs.  This factor along with lower margins for our by-products contributed to the decline in gross margin percentage from 25.4% to 19.0%.  The impact of penalty payments to our supplier for purchases below the contractual minimum was not material in second quarter 2017.

Volume processed increased 27.7% over second quarter 2016.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit which is due online in fourth quarter 2017 to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices. The contract pricing formulas used to sell the majority of our prime products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable during periods of rapidly falling feedstock prices but are unfavorable when prices rise.

Total Operating Expense

Total Operating Expense increased 11.1% during second quarter 2017 from 2016.  Natural gas, labor, and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 111.4% during 2017 from 2016 due to higher per unit cost and an increase in volume consumed.  The average price per MMBTU for second quarter 2017 was $3.40 whereas, for 2016 the per-unit cost was $2.07.  Volume increased to approximately 417,000 MMBTU from about 309,000 MMBTU due to higher run rates.

Labor costs were higher by 1.1% primarily due to annual adjustments given during the second half of 2016.

Transportation costs were higher by 15.7% primarily due to an increase in the number of isocontainers and railcars which were shipped.  Isocontainers are utilized primarily for shipments overseas.  Sales revenue for many of these shipments is deferred until the shipment reaches its destination.

General and Administrative Expense

General and Administrative costs for second quarter 2017 increased from 2016 by 10.7% primarily due to an increase in our property tax accrual because of the expiration of abatements.  Group insurance and administrative labor costs also increased.

Depreciation

Depreciation increased 8.1% during second quarter 2017 from 2016 primarily due to 2016 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 57.2% during second quarter 2017 from 2016 primarily due to the new advanced reformer unit project.  See additional detail above under "Investing Activities".

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$6,508	$5,164	$1,344	26.0%
Processing	3,028	2,069	959	46.4%
Gross Revenue	$9,536	$7,233	$2,303	31.8%

Volume of wax sales (thousand pounds)	9,581	8,802	779	8.9%

Cost of Sales	$8,437	$6,239	$2,198	35.2%
Gross Margin	11.5%	13.7%	(2.2%)	(16.1%)
General & Administrative Expense	1,275	1,175	100	8.5%
Depreciation and Amortization*	1,008	780	228	29.2%
Capital Expenditures	$4,931	$5,053	$(122)	(2.4%)
*Includes $987 and $765 for 2017 and 2016, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 26.0% during second quarter 2017 from second quarter 2016 as we continued to see strong growth in wax sales both domestically and in export sales to Latin American and Europe.  Polyethylene wax sales saw volume increases of approximately 8.9%.  Substantial progress continues made in target market segments.   Volumes to Hot Melt Adhesives ("HMA") customers were 58% above first quarter 2017 numbers. We signed an exclusivity agreement for two of our products with a large PVC lubricant supplier in the US with significant potential volume.  In the Coatings market a new customer purchased 8 truckloads of wax in the second quarter for use in road marking paint.  Our European distributor had another record quarter, and we saw continued interest from customers in Asia.

Processing

Processing revenues increased 46.4% during second quarter 2017 from second quarter 2016 primarily due to revenue generated by B Plant and the new distillation unit.

Cost of Sales

Cost of Sales increased 35.2% during second quarter 2017 from second quarter 2016 primarily due to increases in raw material cost to support the additional volume, labor, freight, equipment maintenance, and natural gas utilities.  These cost increases were attributable to the acquisition of B Plant in second quarter 2016, preparation for the start-up of the hydrogenation/distillation unit, and significantly greater product sales compared to a year ago.

General and Administrative Expense

General and Administrative costs increased 8.5% during second quarter 2017 from 2016 primarily due to an increase in sales personnel and higher property taxes due to the addition of B Plant.

Depreciation

Depreciation increased 29.2% during second quarter 2017 from 2016 primarily due to addition of B Plant in the second quarter of 2016.  In addition, the distillation unit came online during second quarter 2017.

Capital Expenditures

Capital Expenditures decreased 2.4% during second quarter 2017 from second quarter 2016 primarily due to a decrease in expenditures for construction in progress including the hydrogenation/distillation project.  The distillation piece of the project came online in second quarter 2017.

Corporate Segment

	2017	2016	Change	%Change
	(in thousands)
General & Administrative Expense	$1,842	$1,946	$(104)	(5.3%)
Equity in earnings (losses) of AMAK	(3,298)	(1,017)	(2,281)	224.3%

General and Administrative Expenses

General corporate expenses decreased during second quarter 2017 from second quarter 2016 primarily due to decreases in directors fees and post-retirement benefits offset partially by increases in officer compensation and accounting fees.  Directors fees decreased due to reimbursements being received from AMAK for members on their Board.  Post-retirement benefits decreased due to accruals being recorded in 2016 for a former officer's retirement agreement.  No amounts were booked in 2017.  Officer compensation increased due to the addition of an officer.  Accounting fees increased primarily due to time required for additional filings because of restatements.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK increased during second quarter 2017 from second quarter 2016.  Since the AMAK facility was idle during 2016, their expenses were lower. They recorded no sales in second quarter 2017 but were producing; therefore, costs were up.

AMAK Summarized Income Statement

	Three Months Ended June 30,
	2017	2016
	(thousands of dollars)
Sales	$-	$610
Gross loss	(8,901)	(3,000)
General, administrative and other expenses	1,971	2,361
Loss from operations	(10,872)	(5,361)
Gain on settlement with former operator	-	1,200
Net loss	$(10,872)	$(4,161)

A new Process Plant Manager (Australian) started at the site during second quarter 2017 and a new Underground Manager (South African) is due to start in July.  An increase of 54% in copper concentrate was shipped to the port in second quarter 2017 than in first quarter 2017.  Zinc concentrate to the port was up 60% quarter on quarter.  Although AMAK is not at target throughputs and notwithstanding ongoing water quality and minor plant reliability issues; throughput rates, concentrate quality and recoveries continue to steadily improve.

Comparison of Six Months Ended June 30, 2017 and 2016

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$94,899	$81,826	$13,073	16.0%
Processing	3,559	3,860	(301)	(7.8%)
Gross Revenue	$98,458	$85,686	$12,772	14.9%

Volume of Sales (gallons)
Petrochemical Products	38,159	37,353	806	2.2%
Prime Product Sales	30,186	28,200	1,986	7.0%

Cost of Sales	$78,929	$65,536	$13,393	20.4%
Gross margin	19.8%	23.5%	(3.7%)	(15.7%)
Total Operating Expense**	28,121	26,841	1,280	4.8%
Natural Gas Expense**	2,439	1,413	1,026	72.6%
Operating Labor Costs**	7,276	7,809	(533)	(6.8%)
Transportation Costs**	12,263	11,149	1,114	10.0%
General & Administrative Expense	5,319	4,716	603	12.8%
Depreciation and Amortization*	3,100	2,764	336	12.2%
Capital Expenditures	$17,777	$11,401	$6,376	55.9%
*Includes $2,764 and $2,452 for 2017 and 2016, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the first half of 2017 from 2016 by approximately 14.9% primarily due to an increase in the average selling price of 14.0% and an increase in volume of 2.2%.

Petrochemical Product Sales

Petrochemical product sales revenue increased by 16.0% during the first half of 2017 from 2016 due to an increase in the average selling price of 14.0% and an increase in volume of 2.2%.  Our average selling price increased because a large portion of our sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices were relatively stable during the first half of 2017 but were significantly higher than the first half of 2016.  Foreign sales volume decreased slightly to 20.9% of total petrochemical volume from 21.0% in first half 2016.

Processing

Processing revenues decreased 7.8% during the first half of 2017 from 2016 due to reduced fees associated with a new customer who reimbursed us for installation expenses plus a markup during the first half of 2016.  Excluding capital reimbursements, processing fees were up 10.6% during the first half of 2017 from 2016.

Cost of Sales

Cost of Sales increased 20.4% during the first half of 2017 from 2016 due to the increase in NGL prices as mentioned above.  Our average feedstock cost per gallon increased 26.2%; whereas volume processed decreased 3.2%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  The benchmark price of Mont Belvieu natural gasoline increased approximately 25% for the first half of 2017 compared to 2016.  The increase in feedstock cost compressed margins for the spot or non-formula portion of prime product sales.  These are sales which do not have pricing formulas tied to feedstock costs.  This factor along with lower margins for our by-products contributed to the decline in gross margin percentage from 23.5% to 19.8%.  Our advanced reformer unit (due online in fourth quarter 2017) will allow us to convert many of the by-products into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense increased 4.8% during the first half of 2017 from 2016.  Natural gas, labor, and transportation are the largest individual expenses in this category; however, not all of these increased.

The cost of natural gas purchased increased 72.6% during 2017 from 2016 due to an increase in the average per unit cost and consumption.  The average price per MMBTU for the first half of 2017 was $3.37 whereas, for 2016 the per-unit cost was $2.23.  Volume consumed increased to approximately 738,000 MMBTU from about 658,000 MMBTU.

Labor costs were lower by 6.8% primarily due to maintenance labor being capitalized to construction in progress.

Transportation costs were higher by 10.0% primarily due to an increase in the number of isocontainer shipments during the first half of 2017.  These shipments increased 63.8% and are generally used for overseas shipments.

General and Administrative Expense

General and Administrative costs for the first half of 2017 from 2016 increased by 12.8% primarily due to an increase in our property tax accrual because of the expiration of abatements.  Group insurance and administrative labor costs also increased.

Depreciation

Depreciation increased 12.2% during the first half of 2017 from 2016 primarily due to 2016 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 55.9% during the first half of 2017 from 2016 primarily due to expenditures related to construction of the new advanced reformer unit.

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$13,016	$9,721	$3,295	33.9%
Processing	6,183	5,647	536	9.5%
Gross Revenue	$19,199	$15,368	$3,831	24.9%

Volume of wax sales (thousand pounds)	20,245	15,878	4,367	27.5%

Cost of Sales	$17,003	$12,172	$4,831	39.7%
Gross Margin	11.4%	20.8%	(9.4%)	(45.2%)
General & Administrative Expense	2,622	2,344	278	11.9%
Depreciation and Amortization*	2,024	1,831	193	10.5%
Capital Expenditures	$10,056	$6,993	$3,063	43.8%
*Includes $1,982 and $1,795 for 2017 and 2016, respectively, which is included in cost of sales

Product Sales

Product sales increased 33.9% during the first half of 2017 from the first half of 2016 primarily due to on-purpose PE wax sales which we are distributing in Latin America for a third party.  Polyethylene wax sales saw volume increases of approximately 31.1%, and revenue from these sales increased 30.7%.   As mentioned above, we continue to make good progress in developing high value markets for our by-product polyethylene waxes.

Processing

Processing revenues increased 9.5% during the first half of 2017 from the first half of 2016 due to increased volumes with existing customers and a number of new contracts and small trials.  Processing revenue generated from B Plant was approximately $1.8 million and from the new distillation unit was approximately $0.5 million.  If we exclude the $1.6 million non-use fee that occurred for the last time in the first quarter of 2016, custom processing revenues were up over 50% over 2016 numbers.

Cost of Sales

Cost of Sales increased 39.7% during the first half of 2017 from the first half of 2016 due to increases in material cost, labor, freight, repairs and maintenance of manufacturing equipment, and natural gas utilities.

Material cost increased approximately 84.1% due to material costs associated with the on-purpose PE wax sales we distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 25.4% due to increased overtime and the addition of new personnel in preparation for the start-up of the new hydrogenation/distillation project.  Freight increased approximately 214.1% due to a change in shipping terms.  We now ship most products with destination terms.  Repairs and maintenance of equipment increased approximately 31.4% primarily due to the addition of B Plant and the introduction of new custom processing projects.  Natural gas utilities increased approximately 107.8% due to an increase in per unit cost as mentioned above and an increase in volume consumed because of B Plant and the new distillation unit.

General and Administrative Expense

General and Administrative costs for the first half of 2017 from 2016 increased 11.9% primarily due to an increase in sales personnel, property taxes, and property insurance due to the addition of B Plant.

Depreciation

Depreciation increased 10.5% during the first half of 2017 from 2016 primarily due to addition of B Plant.

Capital Expenditures

Capital Expenditures increased 43.8% during the first half of 2017 from the first half of 2016 primarily due to expenditures for construction in progress including the hydrogenation/distillation project and various other smaller projects.

Corporate Segment

	2017	2016	Change	%Change
	(thousands of dollars)
General & Administrative Expense	$4,020	$3,880	$140	3.6%
Equity in earnings (losses) of AMAK	(4,264)	4,350	(8,614)	(198.0%)

General and Administrative Expenses

General corporate expenses increased 3.6% during first half 2017 from first half 2016 primarily due to increases in officer compensation and accounting fees partially offset by decreases in directors fees and post-retirement benefits.  Officer compensation increased because of the addition of an officer. Accounting fees increased due to costs associated with restatements.  Directors' fees decreased due to reimbursements from AMAK for individuals on their Board.  Post-retirement benefits decreased due to an agreement with the former CEO to provide health benefits which was recorded in 2016.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK decreased during first half 2017 from first half 2016 primarily due to the recognition in 2016 of a gain from a settlement which was reached with the former operator of the facility, and the facility recording no sales in second quarter 2017 (please see Note 16 to the consolidated financial statements for the impact on our statements).

AMAK Summarized Income Statement

	Six Months Ended June 30,
	2017	2016
	(thousands of dollars)
Sales	$2,256	$9,602
Gross loss	(10,207)	(2,809)
General, administrative and other expenses	4,559	4,509
Loss from operations	(14,766)	(7,318)
Gain on settlement with former operator	-	17,426
Net income (loss)	$(14,766)	$10,108

The team at AMAK continued to upgrade personnel and work on improving operations throughout the quarter.  Although there were no copper or zinc concentrate sales in the period, inventory at the port showed substantial increases.  The sales shown above for 2017 represent gold and silver doré that were produced previously.  Guyan exploration results as well as, exploration results extending the life of the copper and zinc mine assets are expected later this year.

Guarantee of Saudi Industrial Development Fund ("SIDF") Loan to AMAK

As discussed in Note 18 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at June 30, 2017, was 305.0 million Saudi Riyals (US$81.3 million).

Contractual Obligations

The table below summarizes the following contractual obligations (in thousands) of the Company at June 30, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$19,570	$3,494	$6,678	$5,610	$3,788
Purchase Obligations	2,963	2,963	-	-	-
Long-Term Debt Obligations	89,750	8,333	81,417	-	-
Total	$112,283	$14,790	$88,095	$5,610	$3,788

On October 1, 2014, we entered into an Amended and Restated Credit Agreement with the lenders which from time to time are parties to the Amended and Restated Credit Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.  A second amendment was entered into on March 28, 2017 and a third amendment on July 25, 2017.  Refer to Note 9 on page 10 of this Form 10-Q for a detailed discussion.

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

Other critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the change in inventory valuation method from LIFO to FIFO as described in Note 5.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

During second quarter 2017 we developed and implemented a comprehensive remediation plan.  We believe the enhanced procedures will remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.    Our goal is to remediate this material weakness by the end of the third quarter, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(b)
Changes in internal control. Other than the efforts discussed immediately above in "Remediation of Material Weakness in Internal Control over Financial Reporting", there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10(b)*	- Arabian American Development Company Stock and Incentive Plan adopted April 3, 2012 (incorporated by reference to Exhibit A to the Company's Form DEF 14A filed April 25, 2012 (file No. 001-33926))
10(c)*	- Employment Contract dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D.
10(d)*	- Severance Agreement and Covenant not to Compete, Solicit and Disclose dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D.

Exhibit Number	Description
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
- Second Amendment to Amended and Restated Credit Agreement dated as of March 28, 2017, among Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on March 30, 2017 (file No. 001-33926))

10(l)
- Third Amendment to Amended and Restated Credit Agreement dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on July 27, 2017 (file No. 001-33926))

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

DATE:  August 8, 2017   TRECORA RESOURCES
                                                (Registrant)

                                                 By: /s/Sami Ahmad
                                                 Sami Ahmad
                                                 Chief Financial Officer