Form 10-Q
period 2017-09-30
TRECORA RESOURCES
filed 2017-11-08
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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
Yes   No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 4, 2017: 24,306,119.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2017 (unaudited)	DECEMBER 31, 2016
ASSETS	(thousands of dollars)
Current Assets
Cash	$4,219	$8,389
Trade receivables, net	22,738	22,193
Inventories	12,849	17,871
Prepaid expenses and other assets	3,276	3,511
Taxes receivable	3,764	3,983
Total current assets	46,846	55,947

Plant, pipeline and equipment, net	172,048	140,009

Goodwill	21,798	21,798
Intangible assets, net	21,273	22,669
Investment in AMAK	44,225	49,386
Mineral properties in the United States	588	588
Other assets	21	87

TOTAL ASSETS	$306,799	$290,484
LIABILITIES
Current Liabilities
Accounts payable	$12,381	$13,306
Current portion of derivative instruments	7	58
Accrued liabilities	6,304	2,017
Current portion of post-retirement benefit	308	316
Current portion of long-term debt	8,061	10,145
Current portion of other liabilities	1,131	870
Total current liabilities	28,192	26,712

Long-term debt, net of current portion	81,011	73,107
Post-retirement benefit, net of current portion	897	897
Other liabilities, net of current portion	1,681	2,309
Deferred income taxes	24,654	23,083
Total liabilities	136,435	126,108

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued 24.5 million in 2017 and 2016 and outstanding 24.3 million and 24.2 million shares in 2017 and 2016, respectively	2,451	2,451
Additional paid-in capital	55,344	53,474
Common stock in treasury, at cost	(203)	(284)
Retained earnings	112,483	108,446
Total Trecora Resources Stockholders' Equity	170,075	164,087
Noncontrolling Interest	289	289
Total equity	170,364	164,376

TOTAL LIABILITIES AND EQUITY	$306,799	$290,484

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$58,030	$52,115	$165,945	$143,662
Processing Fees	3,478	5,027	13,220	14,534
	61,508	57,142	179,165	158,196

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,565, $2,373, $7,311, and $6,620, respectively)	51,638	48,237	147,570	125,946

GROSS PROFIT	9,870	8,905	31,595	32,250

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	5,660	4,585	17,621	15,525
Depreciation	245	192	655	556
	5,905	4,777	18,276	16,081

OPERATING INCOME	3,965	4,128	13,319	16,169

OTHER INCOME (EXPENSE)
Interest Expense	(795)	(568)	(2,109)	(1,803)
Bargain purchase gain from acquisition	--	--	--	11,549
Equity in Earnings (Losses) of AMAK	(897)	(2,089)	(5,161)	2,261
Gain from Additional Equity Issuance by AMAK	--	3,168	--	3,168
Miscellaneous Income (Expense)	22	(72)	(42)	38
	(1,670)	439	(7,312)	15,213

INCOME BEFORE INCOME TAXES	2,295	4,567	6,007	31,382

INCOME TAXES	577	1,768	1,970	11,107

NET INCOME	1,718	2,799	4,037	20,275

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$1,718	$2,799	$4,037	$20,275

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.07	$0.12	$0.17	$0.83

Basic Weighted Average Number of Common Shares Outstanding	24,304	24,223	24,267	24,304

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.07	$0.11	$0.16	$0.81

Diluted Weighted Average Number of Common Shares Outstanding	25,157	24,921	25,082	24,964

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2017	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	-	-	90	-	-	90	-	90
Issued to Employees	-	-	884	-	-	884	-	884
Restricted Common Stock
Issued to Directors	-	-	230	-	-	230	-	230
Issued to Employees	-	-	801	-	-	801	-	801
Common stock
Issued to Directors	25	-	(79)	25	-	(54)	-	(54)
Issued to Employees	56	-	(56)	56	-	-	-	-
Net Income	-	-	-	-	4,037	4,037	-	4,037

September 30, 2017	24,303	$2,451	$55,344	$(203)	$112,483	$170,075	$289	$170,364

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$4,037	$20,275
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation	6,570	5,761
Amortization of Intangible Assets	1,396	1,415
Unrealized Gain on Derivative Instruments	(51)	(89)
Share-based Compensation	2,005	1,882
Deferred Income Taxes	1,571	6,851
Postretirement Obligation	(8)	186
Bargain purchase gain	-	(11,549)
Equity in (earnings) losses of AMAK	5,161	(2,261)
Gain from Additional Equity Issuance by AMAK	-	(3,168)
Amortization of loan fees	154	213
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(545)	(355)
Decrease in Taxes Receivable	218	4,094
(Increase) Decrease in Inventories	5,022	(2,573)
(Increase) Decrease in Prepaid Expenses and Other Assets	387	(1,494)
Increase in Accounts Payable and Accrued Liabilities	3,356	1,304
Increase (Decrease) in Other Liabilities	281	(418)

Net Cash Provided by Operating Activities	29,554	20,074

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(39,250)	(25,860)
Cash paid for acquisition of BASF facility	-	(2,011)
Advances to AMAK, net	(86)	-
Cash Used in Investing Activities	(39,336)	(27,871)

FINANCING ACTIVITIES
Issuance of Common Stock	25	11
Payments related to tax withholding for stock-based compensation	(80)	-
Addition to Long-Term Debt	14,000	3,000
Repayment of Long-Term Debt	(8,333)	(6,250)

Net Cash Provided by (Used in) Financing Activities	5,612	(3,239)

NET DECREASE IN CASH	(4,170)	(11,036)

CASH AT BEGINNING OF PERIOD	8,389	18,623

CASH AND AT END OF PERIOD	$4,219	$7,587

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,034	$1,804
Cash payments for taxes, net of refunds	$227	$277
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$642	$829
Estimated earnout liability	$-	$733

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

Operating results for the nine months ended September 30, 2017, are not necessarily indicative of results for the year ending December 31, 2017.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company's financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company has begun developing processes and procedures to ensure it is fully compliant with these amendments at the date of adoption.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on January 1, 2017. See Note 1 for effect to the Balance Sheet for December 31, 2016

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes which are not expected to significantly change since the Company already has processes for certain lease agreements that recognize the lease assets and lease liabilities. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company implemented the amendments as of January 1, 2017. The stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, there is no material change in the Company's financial position or results of operation, as a result of adopting this Update. For additional information on the stock-based compensation plan, see Note 13.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(thousands of dollars)
Trade receivables	$23,038	$22,493
Less allowance for doubtful accounts	(300)	(300)
Trade receivables, net	$22,738	$22,193

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2017	December 31, 2016
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	55	187
Prepaid insurance	255	797
Other prepaid expenses and assets	1,047	608
Total	$3,276	$3,511

5. INVENTORIES

Inventories included the following:

	September 30, 2017	December 31, 2016
	(thousands of dollars)
Raw material	$2,390	$3,627
Work in process	66	12
Finished products	9,960	14,232
Spare parts	433	-
Total inventory	$12,849	$17,871

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

Inventory included petrochemical products in transit valued at approximately $2.7 million and $2.1 million at September 30, 2017, and December 31, 2016, respectively.

Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,428	5,376
Plant, pipeline and equipment	183,472	154,107
Construction in progress	42,930	33,391
Total plant, pipeline and equipment	233,442	194,486
Less accumulated depreciation	(61,394)	(54,477)
Net plant, pipeline and equipment	$172,048	$140,009

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $218,000 and $52,000 for the three and $878,000 and $124,000 for the nine months ended September 30, 2017, and September 30, 2016, respectively.

Construction in progress during the first nine months of 2017 included equipment purchased for the hydrogenation/distillation project and updates to B Plant equipment at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the platinum catalyst which is included in cost of sales was approximately $0 and $25,000 for the three months and $25,000 and $72,000 for the nine months ended September 30, 2017, and 2016, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	September 30, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,370)	$13,482
Non-compete agreements	94	(57)	37
Licenses and permits	1,471	(364)	1,107
Developed technology	6,131	(1,839)	4,292
	24,548	(5,630)	18,918
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(5,630)	$21,273

	December 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,527)	$14,325
Non-compete agreements	94	(43)	51
Licenses and permits	1,471	(285)	1,186
Developed technology	6,131	(1,379)	4,752
	24,548	(4,234)	20,314
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,234)	$22,669

Amortization expense for intangible assets included in cost of sales for the three months ended September 30, 2017, and 2016, was approximately $466,000 and $471,000 and for the nine months ended September 30, 2017 and 2016, was approximately $1,396,000 and $1,415,000, respectively.

Based on identified intangible assets that are subject to amortization as of September 30, 2017, we expect future amortization expenses for each period to be as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter
Customer relationships	$282	$1,123	$1,123	$1,123	1,123	$8,710
Non-compete agreements	5	19	12	-	-	-
Licenses and permits	26	106	106	106	106	656
Developed technology	153	613	613	613	613	1,687
Total future amortization expense	$466	$1,861	$1,854	$1,842	$1,842	$11,053

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three and nine months ended September 30, 2017, and 2016, respectively.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$1,718	24,304	$0.07	$2,799	24,223	$0.12

Unvested restricted stock grant		379			304
Dilutive stock options outstanding		474			394

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$1,718	25,157	$0.07	$2,799	24,921	$0.11

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$4,037	24,267	$0.17	$20,275	24,304	$0.83

Unvested restricted stock grant		360			297
Dilutive stock options outstanding		455			363

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$4,037	25,082	$0.16	$20,275	24,964	$0.81

At September 30, 2017, and 2016, 1,334,087 and 1,348,437 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(thousands of dollars)
Accrued property taxes	$2,188	$-
Accrued payroll	1,563	1,097
Accrued officer compensation	900	-
Accrued shortfall fees	586	-
Other	1,067	920
Total	$6,304	$2,017

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

For Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2017	4.00 to 1.00
June 30, 2017	4.25 to 1.00
September 30, 2017	3.75 to 1.00
December 31, 2017	3.50 to 1.00
March 31, 2018 and each fiscal quarter thereafter	3.25 to 1.00

The Second Amendment also reduces the Minimum Consolidated Fixed Charge Coverage Ratio of 1.25x to 1.10x at March 31, 2017, 1.05x at June 30, 2017 and September 30, 2017, 1.10x at December 31, 2017, before reverting to the original financial covenant of 1.25x at March 31, 2018.

For Fiscal Quarter Ending	Minimum Consolidated Fixed Charge Coverage Ratio
March 31, 2017	1.10 to 1.00
June 30, 2017	1.05 to 1.00
September 30, 2017	1.05 to 1.00
December 31, 2017	1.10 to 1.00
March 31, 2018 and each fiscal quarter thereafter	1.25 to 1.00

Also, under the terms of the Second Amendment, two additional levels of pricing were added – levels 4 and 5.

Level	Consolidated Leverage Ratio	LIBOR Margin	Base Rate Margin	Commitment Fee
1	Less than 1.50 to 1.00	2.00%	1.00%	0.25%
2	Greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00	2.25%	1.25%	0.25%
3	Greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00	2.50%	1.50%	0.375%
4	Greater than or equal to 3.00 to 1.00 but less than 3.50 to 1.00	2.75%	1.75%	0.375%
5	Greater than or equal to 3.50 to 1.00	3.00%	2.00%	0.375%

We were in compliance with all covenants at September 30, 2017.

On July 25, 2017, Texas Oil & Chemical Co. II, Inc. ("TOCCO"), South Hampton Resources, Inc. ("SHR"), Gulf State Pipe Line Company, Inc. ("GSPL"), and Trecora Chemical, Inc. ("TC") (SHR, GSPL and TC collectively the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The 3rd Amendment increased the Revolving Facility from $40,000,000 to $60,000,000.  There were no other changes to the Revolving Facility.  Under the ARC as amended, we have a $60.0 million revolving line of credit which matures on October 1, 2019.  As of September 30, 2017, and December 31, 2016, there was a long-term amount of $23.0 million and $9.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At September 30, 2017, approximately $37.0 million was available to be drawn.  Under the Second Amendment we could draw $31.0 million and maintain compliance with our covenants.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the "Acquisition Loan") to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At September 30, 2017, there was a short-term amount of $7.0 million and a long-term amount of $42.0 million outstanding.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan ("Term Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  At September 30, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.3 million outstanding.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.

Debt issuance costs of approximately $0.6 million and $0.7 million for the periods ended September 30, 2017, and December 31, 2016, have been netted against outstanding loan balances.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At September 30, 2017, and December 31, 2016, the rate was 3.74% and 3.27%, respectively.

The following table summarizes the carrying amounts and debt issuance costs of our long-term debt (in thousands):

	September 30, 2017	December 31, 2016

Acquisition loan	$49,000	$56,000
Term loan	17,666	19,000
Revolving facility	23,000	9,000
Total	89,666	84,000
Less debt issuance costs	594	748
Carrying balance of debt	$89,072	$83,252

11. FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of ASC Topic 820 at September 30, 2017, and December 31, 2016:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2017	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$7	-	$7	-

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(thousands of dollars)
Liabilities:
Interest rate swap	$58	-	$58	-

The carrying value of cash, trade receivables, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt reflects recent market transactions and approximate carrying value.  We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash, trade receivables,  accounts payable, accrued liabilities,  other liabilities and variable rate long term debt.  The fair value of the derivative instruments are described below.

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

12. DERIVATIVE INSTRUMENTS

Interest Rate Swap

In March 2008, we entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to a $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminates on December 15, 2017.  The notional amount of the interest rate swap was $1.0 million and $1.75 million at September 30, 2017, and December 31, 2016, respectively.  We receive credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and pay Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

Due to the ARC discussed in Note 10, we believe that the hedge is no longer entirely effective; therefore, we began treating the interest rate swap as ineffective at that point.  The changes in fair value are now recorded in the Statement of Income.  For the three months ended September 30, 2017, an unrealized loss of approximately $1,000 and a realized loss of approximately $14,000 were recorded.  For the nine months ended September 30, 2017, an unrealized gain of approximately $1,000 and a realized loss of approximately $53,000 were recorded. For the three months ended September 30, 2016, an unrealized gain of approximately $5,000 and a realized loss of approximately $30,000 were recorded.  For the nine months ended September 30, 2016, an unrealized loss of approximately $9,000 and a realized loss of approximately $100,000 were recorded.

The following table shows (in thousands) the impact the agreement had on the financial statements:

	September 30, 2017	December 31, 2016

Fair value of interest rate swap - liability	$7	$58

13. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $716,000 and $608,000 during the three months and $2,005,000 and $1,882,000 during the nine months ended September 30, 2017, and 2016, respectively, was recognized.

Restricted Stock Unit Awards

On June 16, 2017, we awarded approximately 127,000 shares of restricted stock units to officers at a grant date price of $11.40.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three and nine months ended September 30, 2017, was approximately $121,000 and $161,000, respectively.

Director compensation of approximately $56,000 and $19,000 during the three months and $169,000 and $32,000 during the nine months ended September 30, 2017, and 2016, respectively, was recognized related to restricted stock unit awards granted to directors vesting through 2020.

Officer compensation of approximately $106,000 and $105,000 was recognized during the three months and $316,000 and $246,000 during the nine months ended September 30, 2017, and 2016, respectively, related to restricted stock unit awards granted to officers.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Director compensation of approximately $0 and $19,000 was recognized during the three months and $6,000 and $124,000 during the nine months ended September 30, 2017, and 2016, respectively, related to an award of restricted stock units to a director.  The restricted stock unit award vests over 4 years in 20% increments.

Director compensation of approximately $19,000 and $19,000 during the three months and $56,000 and $40,000 during the nine months ended September 30, 2017, and 2016, respectively, was recognized related to restricted stock unit grants vesting through 2020.

Employee compensation of approximately $108,000 and $108,000 during the three months and $323,000 and $323,000 for the nine months ended September 30, 2017, and 2016, respectively, was recognized related to restricted stock units with a 4 year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock units activity in the first nine months of 2017 was as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2017	350,891	$11.44
Granted	127,281	$11.40
Forfeited	(21,201)	$10.52
Vested	(78,362)	$12.00
Outstanding at September 30, 2017	378,608	$11.37

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2017	1,348,437	$7.79
Granted	--	--
Exercised	(14,350)	2.90
Expired	--	--
Cancelled	--	--
Forfeited	--	--
Outstanding at September 30, 2017	1,334,087	$7.84	4.5
Exercisable at September 30, 2017	989,087	$8.19	4.8

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors' compensation of approximately $30,000 and $30,000 during the three months and $90,000 and $143,000 during the nine months ended September 30, 2017, and 2016,  respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $277,000 and $308,000 during the three months and $884,000 and $926,000 during the nine months ended September 30, 2017, and 2016, respectively, was recognized related to options with a 4 year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $0 was recognized during the three months and $0 and $49,000 during the nine months ended September 30, 2017, and 2016, related to options awarded to Mr. Hatem El Khalidi in July

2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 19.

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

Our petrochemical segment includes SHR and GSPL.  Our specialty wax segment is TC.  We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended September 30, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$52,440	$5,590	$-	$58,030
Processing fees	1,519	1,959	-	3,478
Total revenues	53,959	7,549	-	61,508
Operating profit (loss) before depreciation and amortization	9,319	(587)	(1,957)	6,775
Operating profit (loss)	7,735	(1,795)	(1,975)	3,965
Profit (loss) before taxes	7,149	(1,975)	(2,879)	2,295
Depreciation and amortization	1,584	1,208	18	2,810
Capital expenditures	9,426	1,991	-	11,417

	Nine Months Ended September 30, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$147,339	$18,606	$-	$165,945
Processing fees	5,078	8,142	-	13,220
Total revenues	152,417	26,748	-	179,165
Operating profit (loss) before depreciation and amortization	26,294	969	(5,978)	21,285
Operating profit (loss)	21,610	(2,264)	(6,027)	13,319
Profit (loss) before taxes	19,750	(2,534)	(11,209)	6,007
Depreciation and amortization	4,684	3,233	49	7,966
Capital expenditures	27,203	12,047	-	39,250

	Three Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$47,250	$4,865	$-	$52,115
Processing fees	2,909	2,118	-	5,027
Total revenues	50,159	6,983	-	57,142
Operating profit (loss) before depreciation and amortization	7,813	118	(1,238)	6,693
Operating profit (loss)	6,366	(987)	(1,251)	4,128
Profit (loss) before taxes	5,812	(1,063)	(182)	4,567
Depreciation and amortization	1,447	1,105	13	2,565
Capital expenditures	5,411	4,066	-	9,477

	Nine Months Ended September 30, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Product sales	$129,076	$14,585	$-	$143,661
Processing fees	6,769	7,766	-	14,535
Total revenues	135,845	22,351	-	158,196
Operating profit (loss) before depreciation and amortization	25,699	2,774	(5,128)	23,345
Operating profit (loss)	21,488	(171)	(5,148)	16,169
Profit before taxes*	19,696	11,427	259	31,382
Depreciation and amortization	4,211	2,945	20	7,176
Capital expenditures	16,812	11,059	-	27,871
    *Profit (loss) before taxes for the specialty wax segment includes a bargain purchase gain of $11.5 million.

	September 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$43,071	$-	$-	$43,071
Total assets	246,679	116,494	94,747	(151,121)	306,799

	Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Goodwill and intangible assets, net	$-	$44,467	$-	$-	$44,467
Total assets	219,376	113,676	106,428	(148,996)	290,484

15. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit.  In April 2017 the audit was expanded to include the year ended December 31, 2015 to review the refund claim related to research and development activities.  The audit is ongoing, and we do not expect any adjustment to the return.  If any issues addressed in the audit are resolved in a manner not consistent with our expectation, provisions will be adjusted in the period the resolution occurs.  Tax returns for various jurisdictions remain open for examination for the years 2013 through 2016.  As of September 30, 2017, and December 31, 2016, we recognized no material adjustments in connection with uncertain tax positions.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock based compensation offset by the manufacturing deduction and research and development.  The application for the change in accounting method for inventory from LIFO to FIFO and the change for spare parts inventory are being submitted to the IRS.

16. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 13 and 19.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of September 30, 2017, and December 31, 2016, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter.  As of September 30, 2017, and December 31, 2016, approximately $0.3 million remained outstanding and was included in post-retirement obligations.

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

As of September 30, 2017, and December 31, 2016, the Company had a non-controlling equity interest of 33.44% in AMAK of approximately $44.2 million and $49.4 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2017.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Sales	$9,709	$318	$11,965	$9,921

Gross loss	(1,307)	(4,747)	(11,515)	(7,556)
General, administrative and other expenses	2,382	2,463	6,942	6,986
Loss from operations	$(3,689)	$(7,210)	$(18,457)	$(14,542)
Gain on settlements with former operator	-	-	-	17,440
Net income (loss)	$(3,689)	$(7,210)	$(18,457)	$2,898

Gain on settlements with former operator of approximately $0 during the three months ended and $17.4 million during the nine months ended September 30, 2016, relates to a settlement with the former operator of the mine resulting in a reduction of previously accrued operating expenses.

Depreciation and amortization was $6.2 million and $3.2 million for the three months and $16.9 million and $8.6 million for the nine months ended September 30, 2017, and 2016, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Net income (loss) before depreciation and amortization	$2,525	$(4,021)	$(1,577)	$11,504

Financial Position

	September 30,	December 31,
	2017	2016
	(Thousands of Dollars)
Current assets	$22,839	$22,860
Noncurrent assets	247,335	251,741
Total assets	$270,174	$274,601

Current liabilities	$26,315	$8,005
Long term liabilities	78,265	82,546
Shareholders' equity	165,594	184,050
	$270,174	$274,601

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three and nine months ended September 30, 2017, and 2016, is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
AMAK Net Income (Loss)	$(3,689)	$(7,210)	$(18,457)	$2,898
Zakat tax applicable to Saudi Arabian shareholders only	-	-	-	320
AMAK Net Income (Loss) before Saudi Arabian shareholders' portion of Zakat	$(3,689)	$(7,210)	$(18,457)	$3,218

Company's share of income (loss) reported by AMAK	$(1,234)	$(2,426)	$(6,172)	$1,250
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	1,011	1,011
Equity in earnings (loss) of AMAK	$(897)	$(2,089)	$(5,161)	$2,261

See our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

We have an advance due from AMAK for reimbursement of fees associated with AMAK Board meetings.  We have not advanced any cash to AMAK during 2017.

18. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 and $0 were incurred during the three months and $27,000 and $33,000 during the nine months ended September 30, 2017, and 2016, respectively from IHS Global FZ LLC of which Company Director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $19,000 and $17,000 were incurred during the three months and $56,000 and $52,000 during the nine months ended September 30, 2017, and 2016, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.

19. COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at September 30, 2017, was 305.0 million Saudi Riyals (US$81.3 million).

Litigation -

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

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

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $119,000 and $136,000 for the three months and $444,000 and $437,000 for the nine months ended September 30, 2017, and 2016, respectively.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management.  Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of petrochemical products and synthetic waxes.  Our business model involves the manufacture and sale of tangible products and the provision of custom processing services.  Our consistent approach to providing high purity products and quality services to our customers has helped to maintain our current position as a preferred supplier of various petrochemical products.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2016.

We believe we are well-positioned to benefit from capital investments that we have recently completed or that are in progress.  As a result of the D Train expansion which was completed in 2014, we now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  Both the advanced reformer unit and the hydrogenation/distillation project will provide increased revenue and gross margin.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business outlook.

We continue to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.  We believe these attributes are an important differentiation from our competitors.

Review of Third Quarter and Year-to-Date 2017 Results

We reported third quarter 2017 earnings of $1.7 million down from $2.8 million from third quarter 2016. Diluted earnings per share of $0.07 were reported for 2017, down from $0.11 in 2016.  Sales volume of our petrochemical products increased 8.2%, and sales revenue from our petrochemical products increased 11.0% as compared to third quarter 2016.  Prime product petrochemical sales volumes (which exclude by-product sales) were up 5.5% over third quarter 2016.  Wax sales revenue was up 14.9% compared to third quarter 2016.  Gross profit margin increased to 16.0% of sales in third quarter 2017 from 15.6% in third quarter 2016.

We reported year-to-date 2017 earnings of $4.0 million down from $20.3 million from the first nine months of 2016. Diluted earnings per share of $0.16 were reported for 2017, down from $0.81 in the first nine months of 2016.  During the first nine months of 2016 we recorded a bargain purchase gain on the BASF acquisition of $11.5 million and a gain on the additional equity issuance by AMAK of $3.2 million, which significantly impacted both earnings and earnings per share.  Sales volume of our petrochemical products increased 4.3%, and sales revenue from our petrochemical products increased 14.1% as compared to the first nine months of 2016.  Prime product petrochemical sales volumes (which exclude by-product sales) were up 6.5% over the first nine months of 2016.  Wax sales revenue was up 27.6% from first nine months of 2016.  Gross profit margin declined from 20.4% to 17.6%.  This was largely due to higher feedstock costs, higher operating costs, and costs related to Hurricane Harvey.

Hurricane Harvey Impact

The financial impact of Hurricane Harvey to our company was significant.  Harvey made landfall on the Texas Gulf Coast on August 25 and affected operations at both SHR and TC.  We estimate the total negative impact to EBITDA was approximately $1.5 million to $1.8 million.  This includes expenses related to generator rentals, overtime labor, and maintenance and repairs of approximately $0.7 million.  This estimate also includes lost sales due to outages at customer and supplier facilities.  Neither of our facilities suffered any significant damage.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Net Income	$1,718	$2,799	$4,037	$20,275

Interest expense	795	568	2,109	1,803
Depreciation and amortization	2,810	2,565	7,966	7,176
Income tax expense	577	1,768	1,970	11,107
EBITDA	$5,900	$7,700	$16,082	$40,361

Share-based compensation	716	608	2,005	1,882
Bargain purchase gain on BASF acquisition	-	-	-	(11,549)
Gain from additional equity issuance by AMAK	-	(3,168)	-	(3,168)
Equity in (earnings) losses of AMAK	897	2,089	5,161	(2,261)
Adjusted EBITDA	$7,513	$7,229	$23,248	$25,265

Net Income	$1,718	$2,799	$4,037	$20,275

Equity in (earnings) losses of AMAK	$897	$2,089	$5,161	$(2,261)
Gain from additional equity issuance by AMAK	-	(3,168)	-	(3,168)
Bargain purchase gain on BASF acquisition	-	-	-	(11,549)
Total of equity in (earnings) losses of AMAK and bargain purchase gain on BASF acquisition	897	(1,079)	5,161	(16,978)
Taxes at statutory rate of 35%	314	378	1,806	5,943
Tax effected equity in (earnings) losses of AMAK and bargain purchase gain on BASF acquisition	583	(701)	3,355	(11,035)
Adjusted Net Income	$2,301	$2,098	$7,392	$9,240

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2017	December 31, 2016	September 30, 2016
Days sales outstanding in accounts receivable	34.6	38.2	34.3
Days sales outstanding in inventory	19.6	30.2	31.8
Days sales outstanding in accounts payable	18.9	22.9	16.0
Days of working capital	35.4	45.5	50.2

Our days sales outstanding in accounts receivable decreased due to a decrease in sales during September because of the hurricane.  Our days sales outstanding in inventory decreased due to a concerted effort to reduce inventory on hand at both facilities and reduced production associated with the storm.  Our days sales outstanding in accounts payable decreased due to construction expenses for the hydrogenation/distillation project at TC nearing completion.  Since days of working capital is calculated using the above three metrics, it decreased for the reasons discussed.

Cash decreased $4.2 million during the nine months ended September 30, 2017, as compared to a decrease of $11.0 million for the nine months ended September 30, 2016.  Our total available liquidity which includes cash and available revolving borrowing capacity under the ARC was approximately $35.2 million and $37.9 million at September 30, 2017, and December 31, 2016, respectively.

The change in cash is summarized as follows:

	2017	2016
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$29,554	$20,074
Investing activities	(39,336)	(27,871)
Financing activities	5,612	(3,239)
Decrease in cash	$(4,170)	$(11,036)
Cash	$4,219	$7,587

Operating Activities
Cash provided by operating activities totaled $29.6 million for the first nine months of 2017 $9.5 million higher than 2016.    For the first nine months of 2017 net income decreased by approximately $16.2 million as compared to the corresponding period of 2016. Major non-cash items affecting 2017 income included increases in deferred taxes of $1.6 million and equity in losses of AMAK of $5.2 million.  Major non-cash items affecting 2016 income included increases in deferred taxes of $6.9 million, bargain purchase gain from the BASF acquisition of $11.5 million, gain from additional equity issuance by AMAK of $3.2 million and equity in earnings of AMAK of $2.3 million.

Factors leading to an increase in cash provided by operating activities included:

•
Inventory decreased approximately $5.0 million (due to an effort to decrease inventory on hand at both facilities and downtime associated with the hurricane which impacted production) as compared to an increase of approximately $2.6 million in 2016 (due to lower sales volume);

•
Prepaid expenses and other assets decreased approximately $0.4 million (primarily due to a reduction in prepaid insurance due to a finance arrangement) as compared to an increase of approximately $1.3 million in 2016 (due primarily to an increase in prepaid insurance because of higher premiums based upon our higher asset base); and

•
Accounts payable and accrued liabilities increased $3.4 million (due to an increase in construction expenditures) as compared to an increase of approximately $1.3 million in 2016 (also due to increased construction expenditures).

These sources of cash were partially offset by the following decrease in cash provided by operations:

•
Income tax receivable decreased $0.2 million (due to an adjustment to current taxes related to the change to the LIFO method for inventory valuation) as compared to a decrease of approximately $4.1 million in 2016 (due to the overpayment being applied to 2016 estimated taxes).

Investing Activities

Cash used by investing activities during the first nine months of 2017 was approximately $39.3 million, representing an increase of approximately $11.5 million over the corresponding period of 2016.  During the first nine months of 2017, the primary use of capital expenditures was for the hydrogenation/distillation unit and the new advanced reformer unit.  During the first nine months of 2016 we purchased equipment for the hydrogenation/distillation unit, construction of the new reformer unit, a new cooling tower, and the new custom processing unit; upgraded roads throughout the petrochemical facility; continued to make improvements to storage; purchased the BASF facility; and made various other facility improvements.

Financing Activities

Cash provided by financing activities during the first nine months of 2017 was approximately $5.6 million versus cash used of $3.2 million during the corresponding period of 2016.  During 2017 we made principal payments on our acquisition loan of $7.0 million and our term debt of $1.3 million.  We drew $14.0 million on our line of credit to fund ongoing capital projects.  During 2016 we drew $3.0 million on our line of credit made principal payments on our acquisition loan of $5.3 million and our term debt of $1.0 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$52,440	$47,250	$5,190	11.0%
Processing	1,519	2,909	(1,390)	(47.8%)
Gross Revenue	$53,959	$50,159	$3,800	7.6%

Volume of Sales (gallons)
Petrochemical Products	22,353	20,665	1,688	8.2%
Prime Product Sales	16,681	15,818	863	5.5%

Cost of Sales	$43,424	$41,531	$1,893	4.6%
Gross Margin	19.5%	17.2%	2.3%	13.5%
Total Operating Expense**	15,040	16,686	(1,646)	(9.9%)
Natural Gas Expense**	1,106	992	114	11.5%
Operating Labor Costs**	4,412	4,084	328	8.0%
Transportation Costs**	6,051	6,701	(650)	(9.7%)
General & Administrative Expense	2,595	2,105	490	23.3%
Depreciation and Amortization*	1,584	1,447	137	9.5%
Capital Expenditures	$9,426	$5,411	$4,015	74.2%
*Includes $1,378 and $1,291 for 2017 and 2016, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during third quarter 2017 from third quarter 2016 by 7.6% primarily due to an increase in the average selling price of 1.6% and volume of 8.2% partially offset by a decrease in processing revenue.

Petrochemical Product Sales

Petrochemical product sales increased by 11.0% during third quarter 2017 from third quarter 2016 due to an increase in the average selling price of 1.6% and an increase in volume sold of 8.2%.  Our average selling price increased because of two reasons.  First, by-product selling prices were significantly higher in the third quarter of 2017 compared to the third quarter of 2016; and second, a large portion of our prime product sales  are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were higher in third quarter 2017 as compared to third quarter 2016.  Prime product volume increased 5.5% in third quarter 2017 as compared to third quarter.  Due to the need to produce additional prime products to support the increase in sales volume, our by-product volume increased 17.0%.  It should be noted that by-product margins are significantly lower than margins for our prime products.  By-product margins in the third quarter of 2017 were higher compared to third quarter of 2016 mainly due to higher values for certain components in the by-products.  Foreign sales volume decreased to 17.3% of total petrochemical volume from 25.7% in third quarter 2016.

Processing

Processing revenues decreased 47.8% during third quarter 2017 from 2016 due to a decrease in reimbursements from a processing customer.

Cost of Sales

Cost of Sales increased 4.6% during third quarter 2017 from 2016 primarily due to the increase in feedstock cost and volume.  Our average feedstock cost per gallon increased 3.2% over third quarter 2016 primarily due to an approximately 13% increase in the benchmark price of Mont Belvieu natural gasoline, which was partially offset by lower penalty payments and other delivery costs.  The increase in feedstock costs compressed margins for the spot or non-formula portion of prime product sales.  These are sales which do not have pricing formulas tied to feedstock costs.  The increase in gross margin percentage from 17.2% to 19.5% was supported by lower operating expenses and an increase in margins for by-products.
Volume processed increased 7.1% over third quarter 2016.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit which is due online in first quarter 2018 to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices. The contract pricing formulas used to sell the majority of our prime products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable during periods of rapidly falling feedstock prices but are unfavorable when prices rise.

Total Operating Expense

Total Operating Expense decreased 9.9% during third quarter 2017 from 2016.  Natural gas, labor, and transportation are the largest individual expenses in this category; however, not all of these decreased.

The cost of natural gas purchased increased 11.5% during 2017 from 2016 due to higher per unit cost and an increase in volume consumed.  The average price per MMBTU for third quarter 2017 was $3.22 whereas, for 2016 the per-unit cost was $2.93.  Volume increased slightly to approximately 337,000 MMBTU from about 331,000 MMBTU.  However, volume was down from second quarter 2017 which consumed approximately 417,000 MMBTU.  The reduction in consumption sequentially was due to downtime associated with the hurricane.

Labor costs were higher by 8.0% during 2017 from 2016 primarily due to additional expenses associated with the storm.
Transportation costs were lower by 9.7% primarily due to a decrease in the number of isocontainers and railcars which were shipped.  Isocontainers are utilized primarily for shipments overseas.

In addition, in third quarter 2016 we saw increases in plant maintenance and expenses associated with installation of a processing unit for which we were reimbursed at cost plus a markup fee.  These were minimal during 2017.

General and Administrative Expense

General and Administrative costs for third quarter 2017 increased from 2016 by 23.3% primarily due to an increase in our property tax accrual because of the expiration of abatements.  Group insurance and administrative labor costs also increased.

Depreciation

Depreciation increased 9.5% during third quarter 2017 from 2016 primarily due to 2016 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 74.2% during third quarter 2017 from 2016 primarily due to the new advanced reformer unit project.  See additional detail above under "Investing Activities".  Due to delays caused by the impact of the hurricane and issues with improper welding by the supplier of certain equipment in the reactor section of the new unit, we now expect the advanced reformer unit to come online toward the end of first quarter 2018.

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$5,590	$4,864	$726	14.9%
Processing	1,959	2,119	(160)	(7.6%)
Gross Revenue	$7,549	$6,983	$566	8.1%

Volume of wax sales (thousand pounds)	8,036	8,248	(212)	(2.6%)

Cost of Sales	$8,216	$6,708	$1,508	22.5%
Gross Margin	(8.8%)	4.0%	(12.8%)	(320.0%)
General & Administrative Expense	1,107	1,238	(131)	(10.6%)
Depreciation and Amortization*	1,208	1,105	103	9.3%
Capital Expenditures	$1,991	$4,066	$(2,075)	(51.0%)
*Includes $1,187 and $1,082 for 2017 and 2016, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 14.9% during third quarter 2017 from third quarter 2016 as we continued to see strong growth in wax sales both domestically and in export.  Polyethylene wax sales remained steady during the quarter.  However, volumes of our traditional products were impacted by the storm due to outages at our wax feed suppliers.  We continue to make progress in growing sales in our new products for our Hot Melt Adhesives ("HMA") and PVC Lubricant markets.   These products are characterized by generally higher margins and growth rates.  Sales of these products were down from the second quarter primarily due to summer slowdown at European customers and inventory build at one of our distributors.  In third quarter 2016, sales for these products were insignificant.

Processing

Processing revenues decreased 7.6% during third quarter 2017 from third quarter 2016 primarily due to the impact of the hurricane.  The entire facility was down for a full week during the storm, and when you are selling time, it means zero custom processing revenue for that week.  Additionally, we experienced start-up difficulties with the hydrogenation unit resulting in negligible processing revenues from that unit.  Further, faulty equipment in one of the units in the original plant caused an extended shutdown resulting in further loss of revenues.  This unit will be starting up shortly and running on a high value project through the end of the year.

Cost of Sales

Cost of Sales increased 22.5% during third quarter 2017 from third quarter 2016 primarily due to increases in labor, freight, equipment maintenance, and natural gas utilities.  These cost increases were primarily attributable to the start-up of the hydrogenation/distillation unit.

General and Administrative Expense

General and Administrative costs decreased 10.6% during third quarter 2017 from 2016 primarily due to a decrease in other compensation expense, accounting fees and security service expense.

Depreciation

Depreciation increased 9.3% during third quarter 2017 from 2016 primarily due to the hydrogenation/distillation unit coming online.

Capital Expenditures

Capital Expenditures decreased 51.0% during third quarter 2017 from third quarter 2016 primarily due to a decrease in expenditures for construction in progress including the hydrogenation/distillation project.  The project came online in second and third quarters 2017.

Corporate Segment

	2017	2016	Change	%Change
	(in thousands)
General & Administrative Expense	$1,957	$1,238	$719	58.1%
Equity in earnings (losses) of AMAK	(897)	(2,089)	1,192	(57.1%)
Gain from additional equity issuance by AMAK	-	3,168	(3,168)	(100.0%)

General and Administrative Expenses

General corporate expenses increased during third quarter 2017 from third quarter 2016 primarily due to an increase in officer compensation. Officer compensation increased due to the accrual for 2017 executive bonuses and the reversal of certain accrued expenses in the third quarter of 2016, including the accrual for bonuses when it was determined they would not be awarded.

Equity in Losses of AMAK

Equity in losses of AMAK decreased during third quarter 2017 from third quarter 2016.  Since the AMAK facility was idle during 2016, they had no sales.  They recorded sales in third quarter 2017 which offset some of their expenses.

AMAK Summarized Income Statement

	Three Months Ended September 30,
	2017	2016
	(thousands of dollars)
Sales	$9,709	$318

Gross loss	1,307	4,747
General, administrative and other expenses	2,382	2,463
Net loss	$3,689	$7,210

AMAK continues to upgrade leadership and personnel at the site while filling all significant personnel vacancies.  Sixteen percent more copper concentrate was shipped to the port in third quarter 2017 than in second quarter 2017.  Zinc concentrate to the port was up 38% quarter on quarter.  There was one shipment of lower quality copper and zinc concentrate during the quarter.  Although AMAK is not yet fully at target throughputs and notwithstanding ongoing water quality and minor plant reliability issues; throughput rates, concentrate quality and recoveries continue to steadily improve. We reported on initial Guyan exploration results.  Exploration continues both at Guyan and the surrounding areas with a similar geological profile.  Exploration results which are expected to extend the life of the copper and zinc mine assets are anticipated later this year.

Comparison of Nine Months Ended September 30, 2017 and 2016

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$147,339	$129,076	$18,263	14.1%
Processing	5,078	6,769	(1,691)	(25.0%)
Gross Revenue	$152,417	$135,845	$16,572	12.2%

Volume of Sales (gallons)
Petrochemical Products	60,512	58,018	2,494	4.3%
Prime Product Sales	46,867	44,018	2,849	6.5%

Cost of Sales	$122,351	$107,067	$15,284	14.3%
Gross margin	19.7%	21.2%	(1.5%)	(6.9%)
Total Operating Expense**	43,161	43,527	(366)	(0.8%)
Natural Gas Expense**	3,545	2,405	1,140	47.4%
Operating Labor Costs**	11,688	11,893	(205)	(1.7%)
Transportation Costs**	18,314	17,850	464	2.6%
General & Administrative Expense	7,914	6,821	1,093	16.0%
Depreciation and Amortization*	4,684	4,211	473	11.2%
Capital Expenditures	$27,203	$16,812	$10,391	61.8%
*Includes $4,142 and $3,743 for 2017 and 2016, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during the first nine months of 2017 from 2016 by approximately 12.2% primarily due to an increase in the average selling price of 9.4% and an increase in volume of 4.3% offset by a decrease in processing fees.

Petrochemical Product Sales

Petrochemical product sales revenue increased by 14.1% during the first nine months of 2017 from 2016 due to an increase in the average selling price of 9.4% and an increase in volume of 4.3%.  Our average selling price increased because of higher prices for prime products and by-products, driven by higher feedstock costs.  A large portion of our prime product sales are contracted with formulas which are tied to Natural Gas Liquid (NGL) prices which is our primary feedstock.  NGL prices were relatively stable during the first nine months of 2017 but were significantly higher than the first nine months of 2016.  Foreign sales volume decreased to 19.6% of total petrochemical volume from 22.7% in the first nine months of 2016.

Processing

Processing revenues decreased 25.0% during the first nine months of 2017 from 2016 due to reduced fees associated with a new customer who reimbursed us for installation expenses plus a markup during the first nine months of 2016 and outages associated with the hurricane in 2017.

Cost of Sales

Cost of Sales increased 14.3% during the first nine months of 2017 from 2016 due to the increase in NGL prices as mentioned above.  Our average feedstock cost per gallon increased 17.6%; whereas volume processed remained steady.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  The benchmark price of Mont Belvieu natural gasoline increased approximately 21% for the first nine months of 2017 compared to the same period in 2016.  The increase in feedstock cost compressed margins for the spot or non-formula portion of prime product sales.  These are sales which do not have pricing formulas tied to feedstock costs.  This factor contributed to the decline in gross margin percentage from 21.2% to 19.7%.  Our advanced reformer unit (due online in first quarter 2018) will allow us to convert many of the by-products into higher value products, thereby allowing us to sell our byproducts at higher prices.

Total Operating Expense

Total Operating Expense decreased 0.8% during the first nine months of 2017 from 2016.  Natural gas, labor, and transportation are the largest individual expenses in this category; however, not all of these decreased.

The cost of natural gas purchased increased 47.4% during 2017 from 2016 due to an increase in the average per unit cost and consumption.  The average price per MMBTU for the first nine months of 2017 was $3.32 whereas, for 2016 the per-unit cost was $2.44.  Volume consumed increased to approximately 1,075,000 MMBTU from about 989,000 MMBTU.

Labor costs were lower by 1.7% primarily due to maintenance labor being capitalized to construction in progress.

Transportation costs were higher by 2.6% primarily due to an increase in the number of isocontainer shipments during the first nine months of 2017.  These shipments increased 112.6% and are generally used for overseas shipments.

In addition, during 2016 we saw increases in plant maintenance and expenses associated with installation of a processing unit for which we were reimbursed at cost plus a markup fee.  These were minimal during 2017.

General and Administrative Expense

General and Administrative costs for the first nine months of 2017 from 2016 increased by 16.0% primarily due to an increase in our property tax accrual because of the expiration of abatements.  Group insurance and administrative labor costs also increased.

Depreciation

Depreciation increased 11.2% during the first nine months of 2017 from 2016 primarily due to 2016 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 61.8% during the first nine months of 2017 from 2016 primarily due to expenditures related to construction of the new advanced reformer unit.  Due to delays caused by the impact of the hurricane and issues with improper welding by the supplier of certain equipment in the reactor section of the new unit, we now expect the advanced reformer unit to come online toward the end of first quarter 2018.

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$18,606	$14,585	$4,021	27.6%
Processing	8,142	7,766	376	4.8%
Gross Revenue	$26,748	$22,351	$4,397	19.7%

Volume of wax sales (thousand pounds)	28,281	24,126	4,155	17.2%

Cost of Sales	$25,219	$18,880	$6,339	33.6%
Gross Margin	5.7%	15.5%	(9.8%)	(63.2%)
General & Administrative Expense	3,729	3,582	147	4.1%
Depreciation and Amortization*	3,233	2,945	288	9.8%
Capital Expenditures	$12,047	$11,059	$988	8.9%
*Includes $3,169 and $2,877 for 2017 and 2016, respectively, which is included in cost of sales

Product Sales

Product sales increased 27.6% during the first nine months of 2017 from the first nine months of 2016 primarily due to on-purpose PE wax sales which we are distributing in Latin America for a third party as well as, significant growth in our high value waxes.  Polyethylene wax sales saw volume increases of approximately 16.9%, and revenue from these sales increased 20.8%.   As mentioned above, we continue to make good progress in developing high value markets for our by-product polyethylene waxes.

Processing

Processing revenues increased 4.8% during the first nine months of 2017 from the first nine months of 2016 due to increased volumes with existing customers and a number of new contracts and small trials.  Processing revenue generated from B Plant was approximately $2.2 million, from the new distillation unit was approximately $0.2 million, and from the new hydrogenation unit was approximately $0.1 million.  Excluding the $1.6 million non-use fee that occurred for the last time in the first quarter of 2016, custom processing revenues were up over 32% over 2016 numbers. This revenue increase occurred despite the start-up difficulties with the hydrogenation unit resulting in negligible processing revenues from that unit.  Further, faulty equipment in another unit caused an extended shutdown of this unit resulting in further loss of revenue.

Cost of Sales

Cost of Sales increased 33.6% during the first nine months of 2017 from the first nine months of 2016 due to increases in material cost, labor, freight, repairs and maintenance of manufacturing equipment, and natural gas utilities.

Material cost increased approximately 69.4% due to material costs associated with the on-purpose PE wax sales we distributed into Latin America as noted above and to support the additional sales volume of polyethylene wax sales.  Labor increased approximately 22.8% due to increased overtime and the addition of new personnel in preparation for the start-up of the new hydrogenation/distillation project.  Freight increased approximately 155.7% due to a change in shipping terms.  We now ship most products with destination terms.  Repairs and maintenance of equipment increased approximately 33.8% primarily due to the addition of B Plant and the introduction of new custom processing projects.  Natural gas utilities increased approximately 84.4% due to an increase in per unit cost as mentioned above and an increase in volume consumed because of B Plant and the new hydrogenation/distillation unit.

General and Administrative Expense

General and Administrative costs for the first nine months of 2017 from 2016 increased 4.1% primarily due to an increase in sales personnel, property taxes, and property insurance due to the addition of B Plant.

Depreciation

Depreciation increased 9.8% during the first nine months of 2017 from 2016 primarily due to addition of B Plant.

Capital Expenditures

Capital Expenditures increased 8.9% during the first nine months of 2017 from the first nine months of 2016 primarily due to expenditures for construction in progress including the hydrogenation/distillation project and various other smaller projects.  The hydrogenation/distillation project is complete; therefore, going forward we expect capital expenditures to return to a more normal level.

Corporate Segment

	2017	2016	Change	%Change
	(thousands of dollars)
General & Administrative Expense	$5,978	$5,128	$850	16.6%
Equity in earnings (losses) of AMAK	(5,161)	2,261	(7,422)	(328.3%)
Gain from additional equity issuance by AMAK	-	3,168	(3,168)	(100.0%)

General and Administrative Expenses

General corporate expenses increased 16.6% during first nine months 2017 from first nine months 2016 primarily due to an increase in officer compensation.  Officer compensation increased because of the accrual in 2017 for executive bonuses. During 2016 we reversed the accrual for bonuses when it was determined they would not be awarded.

Equity in Earnings (Losses) of AMAK/Gain from Additional Equity Issuance by AMAK

Equity in earnings (losses) of AMAK decreased during first nine months 2017 from first nine months 2016 primarily due to the recognition in 2016 of a gain from a settlement which was reached with the former operator of the facility and a gain on an additional equity issuance by AMAK.  In addition, the facility recording no sales in second quarter 2017 (please see Note

17 to the consolidated financial statements for the impact on our statements).  Also, during 2016 the facility was not operating; therefore, their expenses were less.

AMAK Summarized Income Statement

	Nine Months Ended September 30,
	2017	2016
	(thousands of dollars)
Sales	$11,965	$9,921

Gross loss	(11,515)	(7,556)
General, administrative and other expenses	6,942	6,986
Loss from operations	(18,457)	(14,542)
Gain on settlement with former operator	-	17,440
Net income (loss)	$(18,457)	$2,898

The team at AMAK continued to upgrade personnel and work on improving operations throughout the quarter.  Shipments of concentrate to the port continue to show steady improvement – along with quality and recoveries.  We reported on initial Guyan exploration results.  Exploration continues both at Guyan and the surrounding areas with a similar geological profile.  Exploration results which should extend the life of the copper and zinc mine assets are expected later this year.

Guarantee of Saudi Industrial Development Fund ("SIDF") Loan to AMAK

As discussed in Note 19 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at September 30, 2017, was 305.0 million Saudi Riyals (US$81.3 million).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

Refer to Note 12 on page 13 of this Form 10-Q.

Interest Rate Risk

Refer to Note 12 on page 13 of this Form 10-Q.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

During second quarter 2017 we developed and implemented a comprehensive remediation plan.  We believe the enhanced procedures will remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  Since, we have not completed the testing and evaluation of the operating effectiveness of controls, the previously disclosed material weaknesses remain unremediated as of September 30, 2017.  Once we complete testing and our evaluation of the effectiveness of the controls by the end of the year, we expect to conclude that the material weaknesses have been remediated.

(b)
Changes in internal control. Other than the efforts discussed immediately above in "Remediation of Material Weakness in Internal Control over Financial Reporting", there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is periodically named in legal actions arising from normal business activities. The Company evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, the Company will establish the necessary reserves. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith and exhibits marked with a double asterisk (**) are furnished herewith.

Exhibit Number	Description
10(a)
Third Amendment to Amended and Restated Credit Agreement dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on July 27, 2017 (file No. 001-33926))

10(b)*	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement
10(c)*	Form of Trecora Resources Stock and Incentive Plan Amended and Restated Restricted Stock Unit Agreement
31.1**	Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 8, 2017   TRECORA RESOURCES
                                                (Registrant)

                                                 By: /s/Sami Ahmad
                                                 Sami Ahmad
                                                 Chief Financial Officer