Form 10-K
period 2017-12-31
TRECORA RESOURCES
filed 2018-03-12
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
 (MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
TRECORA RESOURCES
 (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)

Registrant's telephone number, including area code: (409) 385-8300
Securities registered pursuant to Section 12(b) of the Act:
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes☐  No ☒
The aggregate market value on June 30, 2017, of the registrant's voting securities held by non-affiliates was approximately $190 million.
Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 7, 2018 (excluding 119,221 shares of treasury stock):  24,387,625.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on or about May 15, 2018.

Item Number and Description

PART I

Item 1.   Business.

General

Trecora Resources (the "Company") was incorporated in the State of Delaware in 1967. The Company's principal business activities are the manufacturing of various specialty petrochemical products and synthetic waxes and the provision of custom processing services.  Unless the context requires otherwise, references to "we," "us," "our," and the "Company" are intended to mean consolidated Trecora Resources and its subsidiaries.

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

Business Segments

We operate in two business segments; the manufacturing of various specialty petrochemical products and the manufacturing of specialty synthetic waxes.

Our specialty petrochemical products segment is conducted through SHR, a Texas corporation.  SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane.  These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our petrochemical products are typically transported to customers by rail car, tank truck, iso-container, and by ship.  SHR owns all of the capital stock of GSPL, a Texas corporation, which owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party.  SHR also provides custom processing services.

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

See Note 18 to the Consolidated Financial Statements for more information.

United States Specialty Petrochemical Operations

SHR's specialty petrochemical facility is approximately 30 miles north of Beaumont and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit and (viii) a P-Xylene Unit. All of these units are currently in operation.

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
During 2015 we constructed a new unit which is part of the Penhex Unit, D Train, which began production in the fourth quarter of 2015.  The D Train expansion increased our capacity by approximately 6,000 barrels per day of fresh feed.  Our present total capacity is 13,000 barrels per day of fresh feed; however, we are currently only permitted to process 11,000 barrels per day.  Products from the Penhex Unit, Reformer Unit, Aromax® Unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel.  The Penhex Unit had a utilization rate during 2017 of approximately 53% based upon 11,000 barrels per day of capacity. The Penhex Unit had a utilization rate during 2016 of approximately 48% based upon 11,000 barrels per day of capacity.  The Penhex Unit had a utilization rate during 2015 of approximately 84% based upon 7,000 barrels per day.  Penhex Unit capacity is now configured in three independent process units.  The three unit configuration improves reliability by reducing the amount of total down time due to mechanical and other factors.  This configuration also allows us to use spare capacity for new product development.

The Reformer and Aromax® Units are operated as needed to support the Penhex and Cyclo-pentane Units.  Consequently, utilization rates of these units are driven by production from the Penhex Unit.  Operating utilization rates are affected by product demand, raw material composition, mechanical integrity, and unforeseen natural occurrences, such as weather events.  The nature of the petrochemical process demands periodic shut-downs for de-coking and other mechanical repairs.  A new 4000 barrel per day Aromax® unit is under construction and is expected to start-up in third quarter 2018.  This unit will provide security of hydrogen supply for Penhex and custom processing projects as well as, increasing value of our by-products.  On February 14, 2018, while commissioning the new Aromax® unit, it overheated and ignited a small fire. The response team quickly extinguished the fire without injury, and there was no environmental impact.  Despite the quick reaction of the team, there was some damage to all six heaters in the unit, and the damaged equipment will have to be replaced.  Insurance adjustors have been to the site, and while it is too early to have a firm estimate of repair costs, it is anticipated that the Company's insurers will cover any costs over the $1 million deductible.
The Company remains optimistic about the business benefits of the new Aromax® unit, which we believe will convert byproducts of pentane production into a significantly higher value byproduct stream through proven technology.

The Aromatics Hydrogenation Unit, White Oils Fractionation Unit, Hydrocarbon Processing Demonstration Unit and P-Xylene Unit are operated as independent and completely segregated processes.  These units are dedicated to the needs of three different toll processing customers.  The customers supply and maintain title to the feedstock, we process the feedstock into products based upon customer specifications, and the customers market the products.  Products may be sold directly from our storage tanks or transported to the customers' location for storage and marketing.  The units have a combined capacity of approximately 3,400 barrels per day. Together they realized a utilization rate of 21% for 2017, 26% for 2016, and 27% for 2015.  The units are operated in accordance with customer needs, and the contracts call for take or pay minimums of production.

In support of the petrochemical operation, we own approximately 100 storage tanks with total capacity approaching 285,000 barrels, and 127 acres of land at the plant site, 92 acres of which are developed.  We also own a truck and railroad loading terminal consisting of storage tanks, four rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 33 acres are developed.

We obtain our feedstock requirements from a sole supplier.  The agreement is primarily a logistics convenience.  The supplier buys or contracts for material and utilizes their tank and pipeline connections to transport into our pipeline.  The supplier's revenue above feed cost is primarily related to the cost and operation of the tank, pipelines, and equipment.  A contract was signed in August 2015 with a seven year term with subsequent one year renewals unless cancelled by either party with 180 days' notice.  In 2015, a pipeline connection to the supplier's dock was added to give alternative means of receiving feedstock.  Prior to this addition, all feedstock came from Mont Belvieu, Texas.

As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at SHR is operational. We have various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

GSPL owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines, aggregating approximately 70 miles in length connecting SHR's facility to: (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.
We sell our products predominantly to large domestic and international companies.  Products are marketed via personal contact and through continued long term relationships.  Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world.  We also have a website with information about our products and services.  We utilize either formula based or spot pricing depending upon a customer's requirements.  Under formula pricing the price charged to the customer is based on a formula which includes as a component the average cost of feedstock over the prior month.  With this pricing mechanism, product prices move in conjunction with feedstock prices without the necessity of announced price changes.  However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold.  In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. During 2017 and 2016, sales to one customer exceeded 10% of our consolidated revenues.  Specifically, in 2017 sales to ExxonMobil and their affiliates represented 19.6% of revenues.  In 2016 sales to ExxonMobil and their affiliates represented 20.1% of revenues.  These sales represented multiple products sold to multiple facilities.

United States Specialty Synthetic Wax Operations

TC is a leading manufacturer of specialty synthetic waxes and also provides custom processing services from its 27.5 acre plant located in an important global hub of the petrochemical industry in Pasadena, Texas.  TC provides custom manufacturing, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants.  Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck.  The location is within reach of major chemical pipelines and on-site access to a steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and custom processing capabilities.  We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants.  These products are used in a variety of applications including performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC, rubber; and dry stir-in additives for inks.  In oxidized forms, applications also include use in textile emulsions.

TC also provides turnkey custom manufacturing services including quality assurance, transportation and process optimization.  The plant has high vacuum distillation capability for the separation of temperature sensitive materials.  We have a fully equipped laboratory and pilot plant facility and a highly trained, technically proficient team of engineers and chemists suited to handle the rapid deployment of new custom processes and development of new wax products.  TC's custom manufacturing services provide a range of specialized capabilities to chemical and industrial customer including synthesis, distillation, forming and propoxylation in addition to a number of other chemical processes.

United States Mineral Interests

Our only mineral interest in the United States is our 55% ownership interest in an inactive corporation, PEVM.  PEVM's properties include 48 patented and 5 unpatented claims totaling approximately 1,500 acres.  All of the claims are located in Lincoln County, NV.

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

In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality (TCEQ) required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR's acquisition of the property.  The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect.  The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank.  The material recovered from under the original SHR site is accumulated and sold as a by-product.  Approximately 80, 70, and 70 barrels were recovered during 2017, 2016 and 2015, respectively.  The recovered material had an economic value of approximately $4,200, $3,200, and $3,500 during 2017, 2016, and 2015, respectively.  Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale.  At current market values this material, if fully recovered would be worth approximately $1.0 million. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon.  We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred.  The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

Personnel

The number of our regular, U.S. based employees was approximately 324, 310, and 296 for the years ended December 31, 2017, 2016, and 2015, respectively.  Of these employees, none are covered by collective bargaining agreements.  Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs.  Our workforce has increased primarily due to expansions at both facilities.

Competition

The petrochemical, specialty wax, and mining industries are highly competitive.  There is competition within the industries and also with other industries in supplying the chemical and mineral needs of both industrial and individual consumers.  We compete with other firms in the sale or purchase of needed goods and services and employ all methods of competition which are lawful and appropriate for such purposes. See further discussion under "Intense competition" in Item 1A.

Investment in AMAK

As of December 31, 2017, we owned a 33.4% interest in AMAK.

Location, Access and Transportation.

The facility site is located in Najran province in southwestern Saudi Arabia.  Najran, the capital of the province of the same name, is approximately 700 km southeast of Jeddah.  The site is located 145 km northwest of Najran, midway between the outpost of Rihab and the district town of Sufah.  A modern, paved highway extends from Najran through the town of Habuna passing by the project site and on to Sufah.  Another modern, paved highway extends west from the town of Tirima about 30 km to the Asir provincial line, becomes a four-lane divided highway, and intersects with a highway leading to Khamis Mushait and Abha.  A joining highway then extends down the western slope of the Sarawat mountains to the coastal highway which follows the coast south to the Port of Jazan.  The latter is the route AMAK's trucks carry concentrate to the port for export.

Conditions to Retain Title.

The Saudi government granted the Company a mining lease for the Al Masane area comprising approximately 44 square kilometers or approximately 10,870 acres on May 22, 1993 (the "Lease") under Royal Decree No. M/17.  The Lease was assigned to AMAK in December 2008.  The initial term of the Lease is thirty years beginning May 22, 1993, with AMAK having the option to renew or extend the term of the Lease for additional periods not to exceed twenty years. Under the Lease, AMAK is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the term of the Lease.  In addition, AMAK must pay income tax in accordance with the laws of Saudi Arabia and pay all infrastructure costs.  The Lease gives the Saudi Arabian government priority to purchase any gold production from the project, as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the Lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors and that AMAK employ Saudi Arabian citizens and provide training to Saudi Arabian personnel.  In November 2015 AMAK received notification of final approval for additional licenses and leases.  The approval includes an additional 151 square kilometers (km2) of territory contiguous to AMAK's current 44 km2 mine.  The new territory comprises the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease, which has potential for significant gold recovery.  Under the new leases, AMAK is required to pay surface rental of SR 110,000 (approximately $29,333) for a period of 20 years expiring in 2035.

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

Description of Current Property Condition.

The AMAK facility includes an underground mine, ore-treatment plant and related infrastructures.   The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities.  Related infrastructure includes a 300 man capacity camp for single status accommodation for expatriates and Saudi Arabian employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 15 megawatts, potable water supply primarily from an underground aquifer, sewage treatment plant and an assay laboratory.  The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.  The above-ground ore processing facility became fully operational during the second half of 2012.  Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations.  The plant resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality improved throughout 2017.

AMAK shipped approximately 28,000, 16,000, and 51,000 metric tons of copper and zinc concentrate to outside smelters during 2017, 2016, and 2015, respectively.  In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015.  The precious metals circuit was recommissioned in the fourth quarter of 2017 and is expected to product commercial quantities of gold and silver bearing doré in 2018.

Saudi Industrial Development Fund ("SIDF") Loan and Guarantee

On October 24, 2010, we executed a limited guarantee in favor of the SIDF guaranteeing up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the "Loan"). As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall Loan amount.  As ownership percentages have changed over time, the loan guarantee allocation has not changed. The other AMAK shareholders provided personal guarantees.  We were the only AMAK shareholder providing a corporate guarantee. The loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations.  See Note 15 to the Consolidated Financial Statements.

42°30'
43°
43°30'
44°
44°30'
45°
18°30'
18°
17°30'
17°
Khamis Mushait
Abha
Sarat Adibah
Hadrah
AMAK Projects
Saudi Arabia
Najran
Yemen
Jizan
srk exploration
Legend
City
Town
Regional Airport
Major Port
Route 15
Route 172
Route 2244
Route 1220
International Border
Other Road

Accounting Treatment of Investment in AMAK.

We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method.  We have one representative on the Executive Committee of the Board of Directors of AMAK.  One of our directors and officers is Chair of the Audit Committee of the Board of Directors of AMAK.   We also have two directors on the Commercial Committee of AMAK, one of whom is Chair.  AMAK is effectively self-operating under a new, experienced management team.  See Note 11 to the Notes to the Consolidated Financial Statements.

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

Available Information

We will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge upon written or oral request to Trecora Resources, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.  These reports are also available free of charge on our website, www.trecora.com, as soon as reasonably practicable after they are filed electronically with the SEC.  SHR also has a website at www.southhamptonr.com, TC has a website at www.trecchem.com, and AMAK has a website at www.amak.com.sa. These websites and the information contained on or connected to them are not incorporated by reference herein to the SEC filings.

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

Dependence on a limited number of customers

During 2017, sales to one customer exceeded 10 percent of SHR's revenues.  See the information regarding dependence on a limited number of customers set forth in Part I, Item I Business under the caption "United States Specialty Petrochemical Operation". The total loss of a large volume customer could adversely affect our ability to market products on a competitive basis and generate a profit.

Intense competition

The Company competes in the petrochemical industry. Accordingly, we are subject to intense competition among a large number of companies, both larger and smaller than us, many of which have financial capability, facilities, personnel and other resources greater than us. In the specialty products and solvents markets, the Company has one principal competitor in North America, Phillips 66.  Multiple competitors exist when searching for new business in other parts of the world.  We compete primarily on the basis of performance, price, quality, reliability, reputation, distribution, service, and account relationships. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could be harmed.  The Company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers. We may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time, trying to maintain or improve revenue and gross margin.

Changes in technology

Our ability to maintain or enhance technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. We compete in a number of areas including, but not limited to, product quality, performance, and customer service.  Our inability to maintain a technological edge, innovate and improve our products could cause a decline in the demand and sales of our products, and adversely impact our results of operations, financial position and cash flows.

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

Varying economic conditions

The demand for our products and metals correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for our products and metals.  Economic conditions that impair the functioning of financial markets and institutions also pose risks to us, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to us.  In addition, the revenue and profitability of our operations have historically varied, which makes future financial results less predictable. Our revenue, gross margin and profit vary among our products, customer groups and geographic markets; and therefore, will likely be different in future periods than currently. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period which may necessitate adjustments to our operations.

Transportation impediments

Although we try to anticipate problems with supplies of raw materials by planning ahead, any significant disruption could affect our ability to obtain raw materials at affordable costs which could adversely impact our results of operations, financial position and cash flows.

We maintain a number of owned trucks and trailers and leased railcars; however, we also rely upon transportation provided by third parties (including common carriers, rail companies and trans-ocean cargo companies) to deliver products to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner in certain circumstances or at economically attractive rates. Disruptions in transportation are common.  Our inability to ship products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

Chemical plant operating risks

As a manufacturer of diversified chemical products, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation.  These risks include, but are not limited to, fires, explosions, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination.  A significant limitation on our ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on our financial condition and results of operations.

Hazardous material liability and risk

Our manufacturing and distribution of chemical products involves the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks that may adversely impact the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our financial performance and results of operations.

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

Safety, business controls, environmental and cyber risk management

Our results depend upon management's ability to minimize the inherent risks of our operations, to control effectively our business activities and to minimize the potential for human error.  We apply rigorous management systems and continuous focus to workplace safety and to avoid spills or other adverse environmental events.  Substantial liabilities and other adverse impacts could result if our systems and controls do not function as intended.  Business risks also include the risk of cyber security breaches.  If our systems for protecting against cyber security risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted.

The use of a new enterprise resource planning system could cause a financial statement error not to be detected

During 2017 we implemented a new enterprise resource planning ("ERP") system at SHR to replace a previous system.  This was a complex process, and the new system resulted in changes to our internal controls over financial reporting, including disclosure controls and procedures.  The ongoing improvements being made to the new ERP system could adversely affect the effectiveness of our internal controls over financial reporting.

Borrowing ability and indebtedness

In 2014 we entered into an Amended and Restated Credit Agreement ("ARC").  This agreement contains restrictive clauses which may limit our activities, and operational and financial flexibility. We may not be able to borrow under the ARC if an event of default under the terms of the facility occurs.  The ARC contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the ARC requires us to meet certain financial ratios, including fixed charge coverage, total leverage ratio, and asset coverage.  These non-GAAP measures of liquidity are defined in the ARC. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the ARC and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the ARC, it could adversely impact our results of operations, financial position and cash flows.

Regulatory and litigation

Even in countries with well-developed legal systems where we do business, we remain exposed to changes in law that could adversely affect our results, such as increases in taxes, price controls, changes in environmental regulations or other laws that increase our cost of compliance, and government actions to cancel contracts or renegotiate items unilaterally.  We may also be adversely affected by the outcome of litigation or other legal proceedings, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur.  AMAK's mining and exploration leases are subject to the risk of termination if AMAK does not comply with its contractual obligations.  Further, our investment in AMAK is subject to the risk of expropriation or nationalization. If a dispute arises, we may have to submit to the jurisdiction of a foreign court or panel or may have to enforce the judgment of a foreign court or panel in that foreign jurisdiction.  Because of our substantial international investment, our business is affected by changes in foreign laws and regulations (or interpretation of existing laws and regulations) affecting our industries, and foreign taxation. We will be directly affected by the adoption of rules and regulations (and the interpretations of such rules and regulations) regarding the exploration and development of mineral properties for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with non-U.S. governmental laws and regulations.  It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our business activities. Additionally, our ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of leases, concessions and other contracts or exploration licenses to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  We are not currently aware of any specific situations of this nature, but there are always opportunities for this type of difficulty to arise in the international business environment.

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

Risk associated with extraordinary transactions

As part of our business strategy, we sometimes engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions ("extraordinary transactions") and enter into agreements relating to such extraordinary transactions in order to further our business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

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

•
Persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company's non-U.S. employees, integrating employees into the Company, correctly estimating employee benefit costs and implementing restructuring programs;

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

We periodically evaluate and enter into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any extraordinary transaction, and the timeframe for achieving benefits of an extraordinary transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable. Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings. Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Guaranteeing performance by others

From time to time, we may be required or determine it is advisable to guarantee performance of loan agreements by others in which we maintain a financial interest. In such instances, if the primary obligor is unable to perform its obligations, we might be forced to perform the primary obligor's obligations which could negatively impact our financial interests.

International market challenges

Although we do not have production operations and assets outside of the US, we do have a global portfolio of customers and thus we are subject to a variety of international market risks including, but not limited to, credit risk and financial conditions of local customers and distributors; potential difficulties in protecting intellectual property; new and different legal and regulatory requirements in local jurisdictions and civil unrest in response to local political conditions.

Additional tax liabilities

We are subject to income taxes and state taxes in the United States.  Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different to that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, our results of operations, financial position, and cash flows could be adversely affected.

Public Law No. 115-97 known as the U.S. Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law.  Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. Effective in 2018, the TCJA made a number changes, such as reducing the U.S. statutory tax rate from 35.0% to 21.0%, creating new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low taxed income tax and the base erosion tax, respectively, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the U.S., the elimination or limitation of certain deductions, and imposing a mandatory tax on previously unrepatriated earnings accumulated offshore.  Due to the timing of the new tax law provided in the TCJA and the substantial changes it brings, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides registrants with a measurement period to report the impact of the new US tax law. As a result, the recorded and estimated impacts of the TCJA may change in future periods, which may adversely affect our estimates, our results of operations, financial position and cash flows.

Risk associated with activist shareholders

While we seek to actively engage with our shareholders and consider their views on business and strategy, we could be subject to actions or proposals from our shareholders that do not align with our business strategies or the interests of our other shareholders. Responding to these shareholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our senior management. Furthermore, uncertainties associated with such activities could negatively impact our ability to execute our strategic plan, retain customer and skilled personnel and affect long-term growth. In addition, such activities may cause our stock price to fluctuate based on temporary or speculative market perceptions that do not necessarily reflect our business operations.

Economic and political instability; terrorist acts; war and other political unrest

The conflict and hostilities in Yemen could disrupt or interfere with the operations of AMAK whose corporate offices and mining assets are located in Najran province of Saudi Arabia.  In addition, the potential for additional future terrorist acts and other recent events, including ISIS terrorist related activities and civil unrest in the Middle East, have caused uncertainty in the world's financial markets and have significantly increased global political, economic and social instability, including in Saudi Arabia, a country in which we have a substantial investment.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against our investment in those locations.  Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

•     Ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

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

Excess products

An important component of our competitive performance is our ability to minimize the production of low margin products on an on-going basis.  Although the hydrocarbon constituents comprising the petrochemical feedstock we use may vary somewhat over time, they tend to fall into relatively narrow percentage bands as compared to overall feedstock composition.  By nature of the fractionation process that we utilize, if we make one product, we make them all; therefore, when we receive a significant order for a particular finished product, additional products may be manufactured necessitating sales into secondary, lower margin markets.  We continue to investigate options to maintain or improve margins.  We are in the process of constructing an advanced reformer unit with a capacity of 4,000 barrels per day which will allow us to upgrade the value of our byproducts in order to maximize margins.  The unit is expected to start up during the third quarter of 2018.

An impairment of goodwill could negatively impact our financial results

At least annually, we assess goodwill for impairment.  If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. We may also elect to skip the qualitative testing and proceed directly to quantitative testing.  If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings.  Since we utilize a discounted cash flow methodology to calculate the fair value of our operating units, continued weak demand for a specific product line or business could result in an impairment charge.  Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact our results of operations.

Dependence on AMAK management

We rely upon AMAK's management and Board to employ various respected engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia.  Notwithstanding the utilization of any outside consultants, our risk will continue to and will ultimately depend upon AMAK's ability to use consultants and experienced personnel to manage the operation in Saudi Arabia.

Inability to control AMAK activities

Although we believe that we have significant influence over the operating and financial policies of AMAK, we do not control AMAK's activities.  The extent to which we are able to influence specific operating and financial decisions depends on our ability to persuade other AMAK board members and management regarding these policies.  Our ability to persuade them may be adversely affected by cultural differences, differing accounting and management practices, differing governmental laws and regulations, and the fact that the AMAK mining project is halfway around the world from our main base of operations in the United States.

Further, as described above under "Item 1: Business", the Company was required to execute and deliver a limited corporate guarantee to SIDF in connection with AMAK's Loan from SIDF to fund mining operations.  If AMAK were to default on its payment obligations under the Loan, the Company may be required to make payments to SIDF under the limited corporate guarantee.

Inability to recoup investment in AMAK

We will only recover our investment in AMAK through the receipt of dividends from AMAK or the sale of part or all of our interest in AMAK. There is a risk that we will be unable to recover our investment in AMAK if AMAK is not profitable, or if AMAK's Board of Directors chooses not to declare dividends even if AMAK is profitable.  With respect to the sale of part or all of our interest in AMAK, under Saudi Arabian law, AMAK must sell a portion of its equity to the public once AMAK has been profitable for two years. While the proceeds of such a sale might allow us to recover our investment in AMAK, there is no assurance that AMAK will achieve the profitability required for such a public sale, or that the market conditions for any such public sale will be favorable enough to allow us to recover our investment.

AMAK's inability to provide timely financial information

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

AMAK could suffer sustained operational difficulties

Operating difficulties are many and various, ranging from unexpected geological variations that could result in significant ground or containment failure to breakdown of key capital equipment.  Reliable roads, rail networks, ports, power generation and transmission, and water supplies are required to access and conduct AMAK's operations.  AMAK transports all of its products first by truck and then by sea.  Limitations or interruptions in transport infrastructure could impede its ability to deliver products.  Although going forward, operations will be owner-managed, availability of sufficiently skilled operators, engineers, geologists and maintenance technicians in Saudi Arabia can from time to time be severely limited.

AMAK may have fewer mineral reserves than its estimates indicate

AMAK's reserves estimations may change substantially if new information subsequently becomes available.  Fluctuations in the price of commodities, variation in production costs or different recovery rates may ultimately result in AMAK's estimated reserves being revised.  If such a revision were to indicate a substantial reduction in proven or probable reserves at one or more of AMAK's projects, it could negatively affect our investment in AMAK.

Cost pressures could negatively impact AMAK's operating margins and expansion plans

Cost pressures may continue to occur across the resources industry. As the prices for AMAK's products are determined by the global commodity markets in which it operates, AMAK does not generally have the ability to offset these cost pressures through corresponding price increases, which can adversely affect its operating margins or require changes in operations, including, but not limited to, temporary planned shutdowns. Notwithstanding AMAK's efforts to reduce costs and a number of key cost inputs being commodity price-linked, the inability to reduce costs and a timing lag may adversely impact AMAK's operating margins for an extended period.

Item 1B.   Unresolved Staff Comments.

None

Item 2.  Properties.

United States Specialty Petrochemical Facility

SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Aromax® Unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit, and (viii) a P-Xylene Unit.  All of these units are currently in operation.  A new 4000 barrel per day Aromax® unit is under construction and is expected to start-up in third quarter 2018.  This unit will provide security of hydrogen supply for Penhex and custom processing projects as well as increasing the value of our by-products.

GSPL owns and operates three (3) 8-inch diameter pipelines and five (5) 4-inch diameter pipelines aggregating approximately 70 miles in length connecting SHR's facility to: (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party.  All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

United States Specialty Polyethylene Wax Facility

TC owns and operates a specialty synthetic wax facility from its 27.5 acre plant site located in Pasadena, Texas.  After the recent acquisition of the adjacent BASF facility ("B Plant") the plant now contains several stainless steel reactors ranging in size from 3,300 to 16,000 gallons with overhead condensing systems, two 4,000 gallon glass line reactors; five (5) Sandvik forming belts with pastillating capabilities, five high vacuum wiped film evaporators varying in size from 12 to 20 m2, steel batch column with 10,000 gallon still pot and 20 theoretical stages of structured packing.  This plant also now has the ability to crystallize and recover solids from the crystallization process.  There are also three (3) fully equipped laboratories onsite. With a base product offering polyethylene waxes, TC is well suited to manage high molecular weight materials that must be managed in the molten state.  In 2017, TC expanded its processing capabilities with the start-up of the hydrogenation/distillation unit.  This $25 million investment provides TC's customers with state-of-the-art distillation and high-pressure hydrogenation capabilities.  TC offers pastillating for waxes, polymers and resins, flaking capabilities, as well as solids packaging services.

Investment in AMAK

As of December 31, 2017, we owned a 33% interest in AMAK.

Prior to December 2008, we held a thirty (30) year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty (20) years.  The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008.  The above-ground ore processing facility became fully operational during the second half of 2012.   Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations.  The facility resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality improved steadily throughout 2017.

AMAK shipped approximately 28,000, 16,000, and 51,000 metric tons of copper and zinc concentrate to outside smelters during 2017, 2016 and 2015, respectively.  In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015.  The precious metals circuit was recommissioned in fourth quarter of 2017 and is expected to produce commercial quantities of gold and silver bearing doré in 2018.

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

Metal price assumptions follow U. S. Securities and Exchange Commission guidance not to exceed a three year trailing average.  The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price	Spot Price as of	Percentage
	For 2015-2017	12/31/17	Increase (Decrease)
Gold per ounce	$1,222.06	$1,296.50	6.09%
Silver per ounce	$16.62	$16.87	1.50%
Copper per pound	$2.50	$3.25	30.00%
Zinc per pound	$1.05	$1.50	42.86%

Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by initial diamond drilling.  Based on the original 1994 WGM feasibility study as updated in 1996, 2005 and 2009 the following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials of AMAK in the Al Masane area along with the estimated average grades of these mineralized materials as adjusted to reflect production that began in July 2012:

Zone	Proven Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	0.45	1.5	3.7	0.8	21.0
Al Houra	0.03	0.8	3.8	0.7	21.0
Moyeath	-	-	-	-	-
Total	0.48	1.4	3.7	.8	21.0

Zone	Probable Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5.19	1.2	3.4	0.8	23.0
Al Houra	1.90	0.9	3.8	1.2	39.0
Moyeath	0.70	0.8	7.2	1.0	55.0
Total	7.79	1.1	3.9	0.9	29.0

Total proven and probable reserves	8.27
Less production through December 31, 2017	2.67
Remaining proven and probable reserves	5.60

For purposes of calculating proven and probable mineralized materials, a dilution of 5% at zero grade on the Saadah zone and 15% at zero grade on the Al Houra and Moyeath zones was assumed. A mining recovery of 80% was used for the Saadah zone and 88% for the Al Houra and Moyeath zones.  Mining dilution is the amount of wall-rock adjacent to the ore body that is included in the ore extraction process.  Base case cutoffs used were 5.0% zinc equivalent.  Ore reserves were estimated using metal prices of USD $0.85 per pound for zinc, $2.50 per pound for copper, $800 per ounce for gold and $12.0 per ounce for silver.

Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution.  AMAK received formal approval in November 2015 of an additional 151 square kilometers or 37,313 acres of territory relatively close to the current mine.  The new territory comprises the Guyan and Qatan exploration licenses covering 151 square kilometers and within the Guyan exploration license, a 10 square kilometers or 2,471 acre mining lease which has potential for significant gold recovery.  Some exploration holes were drilled in both Guyan and Qatan up to 40 years ago, but no reserves were attributed to these areas.  Exploration activities were restarted in both of these areas during 2016, and SRK Consulting prepared a JORC compliant report in May 2017 showing approximately 99,000 ounces at the Jebel Guyan zone excluding other nearby prospects.  The diamond drilling program continues at both the Jebel Guyan and Al Aqiq zones, testing depth and extension of mineralization with confirmed mineralization intersected at an additional 50 meters depth the Guyan zone.  A JORC compliant reserve update is currently being studied by Mining One (Australia).

Historic three-year average commodity prices are shown in the following table:

	Average Price in USD
	2013-2015	2014-2016	2015-2017
Gold per ounce	$1,278.98	$1,224.96	$1,222.06
Silver per ounce	$19.53	$17.29	$16.62
Copper per pound	$2.98	$2.60	$2.50
Zinc per pound	$0.91	$0.94	$1.05

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

The metallurgical studies conducted on the ore samples taken from the zones indicated that 84.7% of the copper and 78.0% of the zinc could be recovered in copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 77.3% and 81.3%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc concentrates and mine tailings. Further studies recommended by consultants may improve those recoveries and thus the potential profitability of the project; however, there can be no assurances of this effect.

AMAK contracted with SRK Consulting for a reserves update in 2017 and SRK reported JORC compliant reserves in August 2017. The SRK reserves estimate has since been updated by AMAK resource geologist (Qualified Person - QP as defined in JORC Code) in January 2018 with additional drill-hole data (85 holes and 8,970 meters) and more comprehensive geological information from actual mining fronts. AMAK's JORC Compliant Reserves (January 2018) are given below:

Ore Reserves (Probable+Proven) Zone	(Tonnes) (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	2.5	1.14	3.31	0.81	24.10
Al Houra	3.3	0.93	3.59	0.94	31.65
Moyeath	-	-	-	-	-
Total	5.8	1.01	3.47	0.88	28.35

Ore reserves were estimated using metal prices of USD $1.25 per pound for zinc, $2.50 per pound for copper, $1200 per ounce for gold and $16.50 per ounce for silver.

Mineable (recoverable) reserves include:
•	21% sidewall dilution in the stope production
•	0.13Mt surface stockpiles

Mineable (recoverable) reserves exclude:
•	Mining of any mineralization less than mineable width of 1.0m
•	Sill Pillar (which was previously included). Technically, it is not mineable with current underground infrastructure and backfilling practices, so this pillar (0.6Mt) excluded from Reserves
•	All of the Moyeath orebody since it is categorized as Inferred
•	Any low grade (CuEq<1.01%) material (0.4Mt) which has to mined out and stored separately
.
The updated reserves reflect a major increase to the MRE of August 2017. This increase is attributable to a more realistic COG (cut-off grade) and additional geological data gathered since August 2017. The updated MRE (January 2018) also is in line with the WGM (2009) Mineral Resources Estimate.

Access and all mine services already exist at the Moyeath orebody and AMAK recently started core drilling here. A drilling program of 8,000 meters (8 months) has been completed at Moyeath. Mine design and other modifying factors are planned to convert the Moyeath orebody into Probable Reserves (mineable). Together with upgrading other orebodies (Saadah and Al Houra), the mine life could easily extend to +12 years. Moyeath is the most attractive opportunity for an extended life and higher zinc metal recovery through the life of mine.

The metallurgical recoveries are assumed as 83% for copper and 72% for zinc after 2019. Both are on the conservative side given that historical recoveries were around 84% for copper and 76% for zinc. Currently a more sophisticated reagent suite is being tested at the plant to increase the recoveries another 1-2 % for both copper and zinc circuits: however, there can be no assurances of this effect.

The following table sets forth tonnage mined historically with average assay values per year:

Year	Mine Head Grade		Mill Throughput
	%Cu	%Zn	dmt
2011	1.26	3.02	9,460
2012	1.18	3.39	399,892
2013	1.48	3.19	699,316
2014	1.22	3.15	670,812
2015	1.11	3.69	591,419
2016	-	-	-
2017	1.10	3.22	385,495

The following table sets forth tonnage milled with average assay values and metallurgical recoveries per year:

Year	Copper Concentrate				Zinc Concentrate
	dmt	%Cu	%Zn	Recovery	dmt	%Zn	%Cu	Recovery
2011	443	16.51	7.51	61.64	377	40.69	3.56	53.64
2012	15,944	23.91	5.46	80.62	20,738	50.03	1.16	76.54
2013	35,140	25.20	4.73	85.68	33,460	49.82	0.83	74.62
2014	28,476	24.20	4.31	84.24	31,600	51.02	0.70	76.26
2015	24,218	22.70	5.13	84.12	35,447	48.46	0.62	78.63
2016	-	-	-	-	-	-	-	-
2017	15,492	19.10	6.20	72.80	16,544	47.20	1.10	63.40

The following table sets forth tonnage sold with concentrate assay values and value received per year:

Year	Copper Concentrate			Zinc Concentrate
	dmt	%Cu	Value received (in USD millions)	dmt	%Zn	Value received (in USD millions)
2011	-	-	-	-	-	-
2012	5,488	23.51	$6.9	15,193	47.53	$8.7
2013	35,908	23.86	$80.8	38,430	47.79	$24.2
2014	25,691	24.20	$42.3	29,326	50.52	$21.0
2015	26,378	23.50	$34.6	24,547	49.68	$16.0
2016	-	-	-	15,845	48.28	$9.5
2017	13,940	19.00	$17.3	14,080	47.80	$16.9

United States Mineral Interest

Our only mineral interest in the United States is its ownership interest in PEVM.  See Item 1 – Business – United States Mineral Interests.

Offices

Outside of the facilities that we own, SHR has a leased corporate and sales office in Sugar Land, Texas.

Item 3.  Legal Proceedings.

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Trial Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice.  On November 9, 2017, the 9th Court of Appeals affirmed the Trial Court's dismissal. Mr. El Khalidi filed a petition for review with the Supreme Court of Texas on January 23, 2018.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

The Company is periodically named in legal actions arising from normal business activities.  We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we will establish the necessary reserves.  We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock traded on the New York Stock Exchange ("NYSE") during the last two fiscal years under the symbol "TREC". The following table sets forth the high and low bid prices for each quarter as reported by NYSE. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	NYSE
	High	Low
Fiscal Year Ended December 31, 2017
Fourth Quarter ended December 31, 2017	$13.85	$11.25
Third Quarter ended September 30, 2017	$13.50	$10.65
Second Quarter ended June 30, 2017	$11.85	$10.20
First Quarter ended March 31, 2017	$14.80	$10.45

Fiscal Year Ended December 31, 2016
Fourth Quarter ended December 31, 2016	$14.55	$9.75
Third Quarter ended September 30, 2016	$11.74	$9.81
Second Quarter ended June 30, 2016	$12.03	$8.17
First Quarter ended March 31, 2016	$12.33	$8.75

At March 7, 2018, there were approximately 354 recorded holders (including brokers' accounts) of the Company's common stock. We have not paid any dividends since our inception and, at this time, do not have any plans to pay dividends in the foreseeable future.  The current lender allows the petrochemical subsidiaries to pay dividends to the parent company of up to 30% of EBITDA.  We were in compliance with this restriction as of December 31, 2017.  See Note 13 to the Consolidated Financial Statements.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2017.  The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2012, and that any dividends were fully reinvested.

Item 6.  Selected Financial Data.

The following is a five-year summary of selected financial data (in thousands, except per share amounts):

	2017	2016	2015	2014	2013
Revenues	$245,143	$212,399	$241,976	$289,643	$236,227
Net Income	18,009	19,428	18,598	15,571	19,498
Net Income Per Share-Diluted	0.72	0.78	0.74	0.63	0.79
EBITDA	24,742	41,694	39,639	29,814	32,505
Adjusted EBITDA	31,710	31,008	47,317	33,027	25,020
Total Assets (at December 31)	327,326	290,484	257,791	230,782	143,652
Current Portion of Long-Term Debt (at December 31)	8,061	10,145	8,061	6,728	1,397
Total Long-Term Debt Obligations (at December 31)	91,021	73,107	73,169	72,430	11,827

Hurricane Harvey Impact

The financial impact of Hurricane Harvey to our company was significant.  Harvey made landfall on the Texas Gulf Coast on August 25, 2017, and affected operations at both SHR and TC.  We estimate the total negative impact to 2017 EBITDA was approximately $1.5 million to $1.8 million.  This includes expenses related to generator rentals, overtime labor, and maintenance and repairs of approximately $0.7 million.  This estimate also includes lost sales due to outages at customer and supplier facilities.  Neither of our facilities suffered any significant damage.

Non-GAAP Financial Measures

We include in this Annual Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA, and Adjusted Net Income and provide reconciliations from our most directly comparable financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK's earnings and losses or gains from equity issuances, and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK's earnings and losses or gains from equity issuances, plus or minus tax effected gains or losses on acquisitions, and plus or minus significant tax code changes.  These measures are not measures of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income, nor as an indicator of cash flows reported in accordance with U.S. GAAP. These measures are used as supplemental financial measures by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	2017	2016	2015	2014	2013
Net Income	$18,009	$19,428	$18,598	$15,571	$19,498

Interest expense	2,934	1,981	2,232	1,042	520
Derivative (gains) losses on interest rate swap	(3)	4	(15)	378	301
Depreciation and amortization	10,961	9,777	9,060	5,676	4,039
Income tax expense (benefit)	(7,159)	10,504	9,764	7,147	8,147
EBITDA	24,742	41,694	39,639	29,814	32,505

Share-based compensation	2,707	2,552	2,353	2,141	1,215
Bargain purchase gain on B Plant	-	(11,549)	-	-	-
Equity in (earnings) losses of AMAK	4,261	1,479	5,325	1,072	(4,703)
Gain from additional equity issuance by AMAK	-	(3,168)	-	-	(3,997)
Adjusted EBITDA	$31,710	$31,008	$47,317	$33,027	$25,020

Net Income	$18,009	$19,428	$18,598	$15,571	$19,498

Bargain purchase gain on B Plant	-	(11,549)	-	-	-
Equity in (earnings) losses of AMAK	4,261	1,479	5,325	1,072	(4,703)
Gain from additional equity issuance by AMAK	-	(3,168)	-	-	(3,997)
Total of adjustments	4,261	(13,238)	5,325	1,072	(8,700)
Taxes at statutory rate*	(895)	4,633	(1,864)	(375)	3,045
Tax effected adjustments	3,366	(8,605)	3,461	697	(5,655)
Tax benefit of rate change from Tax Cuts and Jobs Act	(10,307)	-	-	-	-
Adjusted Net Income	$11,068	$10,823	$22,059	$16,268	$13,843

* The Company used a statutory rate of 35% for 2013 through 2016.  For 2017 the Company does not estimate current taxable income and used a statutory rate of 21% based on the enacted tax rate on December 22, 2017 (Note 2 and 17).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

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

Business Environment and Risk Assessment

We believe we are well-positioned to participate in new investments to grow the Company.  While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers' products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.

Petrochemical Operations

SHR's worldwide petrochemical demand increased during 2017 compared to 2016.   Petrochemical product sales revenue increased 17.5% driven primarily by petrochemical volume growth of 9.1%.  We continued to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.

During 2017 feedstock prices were about 15% higher than 2016 reflecting higher crude oil prices.  During 2017, average feedstock price rose by $0.17 per gallon from 2016.  Fourth quarter 2017 feedstock prices were 7.2% or $0.09 per gallon higher compared to the fourth quarter of 2016.  About 60% of our prime products are sold under formula pricing whereby feedstock costs are passed along to the customer typically with a one month lag.  Thus, when feedstock prices start rising, we experience lower margins as formula pricing lags feedstock costs.  During 2017 margins declined as a result of greater competitive pricing pressure on prime products sales that are based on spot pricing not formula-based pricing.

Specialty Wax Operations

Most wax markets are mature. Key applications for our polyethylene waxes are in hot melt adhesives ("HMA"), plastic processing, PVC lubricants and inks, paints and coatings, where they act as surface or rheology modifiers. The HMA market is expected to grow at a higher rate than GDP growth due to growth in the developing markets and increases in packaging requirements due to changes in consumer purchasing (shift to home deliveries via the internet) in developed economies. Road marking paints are also expected to grow at rates exceeding GDP growth based upon an expectation that there will be infrastructure investment in the U. S.   The PVC market is expected to grow at GDP rates; however, we expect to get more traction of our products within this market with acceptance of our new PVC grade waxes. The global wax market is being impacted by the reduction of paraffin wax availability from large refiners as they move toward more hydrocracking and hydroisomerization to produce group III lube oils and distillate. Our wax sales volume increased 4% in 2017 from 2016 while revenues increased 17%.

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Days sales outstanding in accounts receivable	38.4	38.2	29.4
Days sales outstanding in inventory	27.5	30.2	23.8
Days sales outstanding in accounts payable	27.3	22.9	12.2
Days of working capital	38.5	45.5	41.0

Our days sales outstanding in accounts receivable remained steady from 2016 to 2017 but increased from 2015 to 2016 due to longer payment terms for some foreign customers because of increased shipping times.

Our days sales outstanding in inventory decreased from 2016 to 2017 due to an on-purpose reduction in inventory at TC.

Our days sales outstanding in accounts payable increased due to an increase in payables because of the ongoing capital construction project at SHR.

Sources and Uses of Cash

Cash and cash equivalents decreased by $5.4 million during the year ended December 31, 2017.  The change in cash and cash equivalents is summarized as follows:

	2017	2016	2015
Net cash provided by (used in)	(in thousands)
Operating activities	$30,828	$28,514	$39,565
Investing activities	(51,691)	(40,509)	(31,294)
Financing activities	15,502	1,761	1,846
Increase (decrease) in cash and equivalents	$(5,361)	$(10,234)	$10,117
Cash and cash equivalents	$3,028	$8,389	$18,623

Operating Activities

Operating activities generated cash of $30.8 million during fiscal 2017 as compared with $28.5 million of cash provided during fiscal 2016.  Net income decreased by $1.4 million from 2016 to 2017; however, cash provided by operations increased by $2.3 million due primarily to the following factors:

•
Net income for 2017 included a non-cash equity in loss from AMAK of $4.3 million as compared to a non-cash equity in loss from AMAK of $1.5 million and a $3.2 million gain from additional equity issuance by AMAK in 2016;

•	Net income for 2016 included a non-cash bargain purchase gain from the B Plant acquisition of $11.5 million as compared to 2017 which had no gain;

•	Net income for 2017 included a non-cash depreciation and amortization charge of $11.0 million as compared 2016 which included a non-cash depreciation and amortization charge of $9.8;

•
Accounts payable and accrued liabilities increased $7.0 million in 2017 (primarily due to increased construction expenditures) as compared to an increase of $3.2 million in 2016 (also primarily due to construction projects);

•
Prepaid expenses and other assets increased $0.8 million in 2017 (primarily due to the inventorying of spares parts) as compared to an increase of $1.0 million in 2016 (primarily due to license fees for the advanced reformer unit being constructed); and

•
Inventory increased $0.6 million in 2017 (primarily due to an increase in deferred sales which increases inventory in transit) as compared to an increase of $2.1 million in 2016 (due to lower sales volume).

These significant sources of cash were partially offset by the following decreases in cash provided by operations:

•	Net income for 2017 included non-cash deferred income tax liability of $5.8 million as compared to non-cash deferred income tax benefit of $8.7 million in 2016;

•
Income taxes receivable increased $1.6 million in 2017 (primarily due to federal and state research and development credits and carryback claims) as compared to an decrease of $3.7 million in 2016 (primarily due to overpayments being applied to 2016 estimated taxes); and

•
Trade receivables increased $3.6 million in 2017 (primarily due to an increase in the average selling price) as compared  to an increase of $2.8 million in 2016 (due to an increase in wax sales in December and longer payment terms for some foreign customers because of increased shipping times);

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

•	Net income for 2016 included a bargain purchase gain from the B Plant acquisition of $11.5 million as compared to 2015 which had no gain;

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

•
Inventory increased $2.1 million in 2016 (due to lower sales volume) as compared to an increase of $3.0 million in 2015 (due to TC's increase in raw material receipts from their primary supplier which translated into additional finished goods production); and

•
Accounts payable and accrued liabilities increased $3.2 million in 2016 (primarily due to increased construction expenditures) as compared to a decrease of $2.4 million in 2015 (primarily due to construction projects being completed during the year).

Investing Activities

Cash used by investing activities during fiscal 2017 was approximately $51.7 million, representing an increase of approximately $11.2 million over the corresponding period of 2016.  The majority of the increase was due to the construction projects for the hydrogenation/distillation unit and the advanced reformer unit.  During 2017 we expended $10.8 million on the hydrogenation/distillation project, $0.9 million to upgrade B Plant, $32.5 million to construct the advanced reformer unit, $1.9 million for railspur addition, $1.0 million for additional tankage and upgrades to existing tankage, $0.9 million for transport trucks, and $3.7 million on various plant improvements and equipment.

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

Financing Activities

Cash provided by financing activities during fiscal 2017 was approximately $15.5 million versus cash provided of $1.8 million during the corresponding period of 2016.  During 2017 we made principal payments of $8.7 million on our acquisition loan and $1.7 million on our term debt.  We drew $26.0 million on our line of credit to help fund our expansion projects.

Cash provided by financing activities during fiscal 2016 was approximately $1.8 million versus cash provided of $1.8 million during the corresponding period of 2015.  During 2016 we made principal payments of $5.3 million on our acquisition loan and $1.0 million on our term debt.  We drew $8.0 million on our line of credit to help fund our expansion projects.

Credit Agreement

On October 1, 2014, TOCCO, SHR, GSPL, and TC (SHR, GSPL and TC collectively the "Guarantors") entered into an Amended and Restated Credit Agreement ("ARC Agreement") with the lenders which from time to time are parties to the ARC Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger. On March 28, 2017, we entered into a Second Amendment to the ARC with terms which increased the Maximum Consolidated Leverage Ratio financial covenant of 3.25x to 4.00x at March 31, 2017, and 4.25x at June 30, 2017, before stepping down to 3.75x at September 30, 2017, 3.50x at December 31, 2017, and reverting to the original financial covenant of 3.25x at March 31, 2018.

For Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2017	4.00 to 1.00
June 30, 2017	4.25 to 1.00
September 30, 2017	3.75 to 1.00
December 31, 2017	3.50 to 1.00
March 31, 2018 and each fiscal quarter thereafter	3.25 to 1.00

The Second Amendment also reduced the Minimum Consolidated Fixed Charge Coverage Ratio of 1.25x to 1.10x at March 31, 2017, 1.05x at June 30, 2017 and September 30, 2017, 1.10x at December 31, 2017, before reverting to the original financial covenant of 1.25x at March 31, 2018.

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

We were in compliance with all covenants at December 31, 2017.

On July 25, 2017, Texas Oil & Chemical Co. II, Inc. ("TOCCO"), South Hampton Resources, Inc. ("SHR"), Gulf State Pipe Line Company, Inc. ("GSPL"), and Trecora Chemical, Inc. ("TC") (SHR, GSPL and TC collectively the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The 3rd Amendment increased the Revolving Facility from $40,000,000 to $60,000,000.  There were no other changes to the Revolving Facility.  Under the ARC as amended, we have a $60.0 million revolving line of credit which matures on October 1, 2019.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At December 31, 2017, approximately $25.0 million was available to be drawn.

Subject to the terms and conditions of the ARC Agreement as amended, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the "Revolving Loans") from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $60.0 million (the "Revolving Loan Commitment") and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.  As of December 31, 2017, and 2016, TOCCO had long-term outstanding borrowings of $35.0 million and $9.0 million, respectively under the Revolving Loans.

Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the "Acquisition Term Loan") to partially finance the Acquisition.  At December 31, 2017, there was a short-term amount of $7.0 million and a long-term amount of $40.3 million outstanding.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.

Under the ARC Agreement, TOCCO also had the right to borrow $25.0 million in a multiple advance loan (the "Term Loans," together with the Revolving Loans and Acquisition Term Loan, collectively the "Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once TOCCO had fulfilled certain obligations such as certification that construction of D Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  At December 31, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.0 million outstanding.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.  The Loans also include a $40,000,000 uncommitted increase option (the "Accordion Option").

All of the Loans under the ARC Agreement accrue interest at the lower of (i) a London interbank offered rate ("Eurodollar Rate") plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate ("Base Rate") equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans will accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans will be payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan became payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan was also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans is payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and principal payments commenced on March 31, 2016.  Interest on the Loans is computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.

The Loans may be prepaid in whole or in part without premium or penalty (Eurodollar Rate Loans are prepayable only on the last days of related interest periods or upon payment of any breakage costs) and the lenders' commitments relative thereto reduced or terminated.  Subject to certain exceptions and thresholds, outstanding Loans shall be prepaid by an amount equal to 100% of the net cash proceeds from: (i) all sales, transfers, licenses, lease or other disposition of any property by TOCCO and Guarantors (other than a permitted transfer); (ii) any equity issuance by TOCCO or the Guarantors; (iii) any debt issuance by TOCCO or the Guarantors; or (iv) the receipt of any cash received by TOCCO or the Guarantors not in the ordinary course of business.  Amounts prepaid in connection with the mandatory repayments described above will be applied first, to the principal repayment installments of the Acquisition Term Loan in inverse order of maturity, second, to the principal repayment installments of the Term Loans in inverse order of maturity and, third, to the Revolving Loans in the manner set forth in the Amended and Restated Credit Agreement.

All amounts owing under the ARC Agreement and all obligations under the guarantees will be secured in favor of the Lenders by substantially all of the assets of TOCCO and its subsidiaries and guaranteed by its subsidiaries.

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.    The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2017.

Our average floating interest rate on debt outstanding under our credit facility at December 31, 2017, was 4.07%.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our credit facility.

Results of Operations

Comparison of Years 2017, 2016, 2015

The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.

Specialty Petrochemical Segment

	2017	2016	Change	%Change
	(in thousands)
Petrochemical Product Sales	$203,515	$173,262	$30,253	17.5%
Processing Fees	6,866	8,766	(1,900)	(21.7%)
Gross Revenue	$210,381	$182,028	$28,353	15.6%

Volume of petrochemical sales (thousand gallons)	83,326	76,372	6,954	9.1%
Volume of prime product sales (thousand gallons)	63,990	58,441	5,549	9.5%

Cost of Sales	$169,213	$146,159	$23,054	15.8%
Gross Margin	19.6%	19.7%	(0.1%)	(0.7%)
Total Operating Expense*	58,740	58,536	204	0.3%
Natural Gas Expense*	4,912	3,301	1,611	48.8%
Operating Labor Costs*	15,608	16,094	(486)	(3.0%)
Transportation Costs*	25,282	24,138	1,144	4.7%
General & Administrative Expense	10,243	9,172	1,071	11.7%
Depreciation**	6,310	5,825	485	8.3%

Capital Expenditures	$37,569	$22,948	14,621	63.7%
*Included in cost of sales
**Includes $5,586 and $5,187 for 2017 and 2016 which is included in cost of sales and operating expenses

	2016	2015	Change	%Change
	(in thousands)
Petrochemical Product Sales	$173,262	$212,431	$(39,169)	(18.4%)
Processing Fees	8,766	5,802	2,964	51.1%
Gross Revenue	$182,028	$218,233	$(36,205)	(16.6%)

Volume of petrochemical sales (thousand gallons)	76,372	86,908	(10,536)	(12.1%)
Volume of prime product sales (thousand gallons)	58,441	64,103	(5,662)	(8.8%)

Cost of Sales	$146,159	$165,448	$(19,289)	(11.7%)
Gross Margin	19.7%	24.2%	(4.5%)	(18.6%)
Total Operating Expense*	58,536	56,659	1,877	3.3%
Natural Gas Expense*	3,301	4,190	(889)	(21.2%)
Operating Labor Costs*	16,094	16,124	(30)	(0.2%)
Transportation Costs*	24,138	24,836	(698)	(2.8%)
General & Administrative Expense	9,172	9,092	80	0.9%
Depreciation**	5,825	4,484	1,341	29.9%

Capital Expenditures	$22,948	$24,358	(1,410)	(5.8%)
*Included in cost of sales
**Includes $5,187 and $3,872 for 2016 and 2015 which is included in cost of sales and operating expenses

Gross Revenue

2016-2017

Revenues increased from 2016 to 2017 by approximately 15.6% due to an increase in sales volume of 9.1% and an increase in average selling price of 7.7% partially offset by a decrease in processing fees of 21.7%.

2015-2016

Revenues decreased from 2015 to 2016 by approximately 16.6% due to a decrease in sales volume of 12.1% and a decrease in average selling price of 7.2% partially offset by an increase in processing fees of 51.1%.

Petrochemical Product Sales

2016-2017

Petrochemical product sales increased 17.5% from 2016 to 2017 due to an increase in total sales volume of 9.1% and an increase in average selling price of 7.7%.  Our average selling price increased partly because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Average delivered feedstock price for 2017 was 17.8% higher than 2016.  Additionally, prices for byproducts were about 17% higher than in 2016 which also contributed to higher overall selling prices.  Prime product sales volume (total petrochemical product sales volume less byproduct sales volume) increased 9.5% from 2016 to 2017 primarily due to higher demand across most of our end-use markets.  Sales to the Canadian oil sands market were down from 2016 due to the continued downturn in that market.  Margins on our petrochemical products continued to be negatively impacted by shortfall fees that we incurred due to feedstock purchases below minimum amounts as prescribed by our agreement with suppliers.  The total dollar amount of the penalties in 2017 was approximately the same as in 2016.

Foreign sales volume accounted for approximately 20.4% of volume and 23.3% of revenue for petrochemical product sales during 2017 as compared to 22.7% of volume and 26.3% of revenue during 2016. The decline in foreign sales volume was due to lower demand in the Canadian oils sands market.  Excluding oil sands, foreign sales volumes in 2017 grew by 8.1% from 2016.

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

Processing Fees

2016-2017

Processing fees decreased 21.7% from 2016 to 2017 primarily due to a reduction in fees associated with a customer who reimbursed us for installation expenses plus a markup.  We were successful in negotiating a contract extension with one of our processing customers whose contract was set to expire at the end of 2017.

2015-2016

Processing fees increased 51.1% from 2015 to 2016 primarily due to fees associated with a customer who reimbursed us for installation expenses plus a markup.

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)

2016-2017

Cost of Sales increased 15.8% from 2016 to 2017 primarily due to the increase in sales volume and higher raw material costs.  Our average delivered feedstock cost per gallon increased 17.8% over 2016 and volume processed increased 10.0%.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline is correlated with the price of crude oil with an R-squared value of approximately 90%.  We expect our advanced reformer unit (Aromax® II) which is expected to start-up in the third quarter of 2018, will enable us to convert the less desirable components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices than are currently realized.

2015-2016

Cost of Sales decreased 11.7% from 2015 to 2016 primarily due to the decrease in sales volume.  Our average delivered feedstock cost per gallon decreased 7.4% over 2015 while volume processed decreased 10.9%.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation, and transportation)

2016-2017

Total Operating Expense increased 0.3% from 2016 to 2017.  Natural gas, labor, and transportation are the largest individual expenses in this category; however, not all of these increased.

Natural gas expense increased 48.8% from 2016 to 2017 due to an increase in the average per unit cost and volume consumed.  The average price per MMBTU for 2017 was $3.24 whereas, for 2016 the average per unit cost was $2.61.  Volume consumed increased to approximately 1,509,000 MMBTU from about 1,294,000 MMBTU.

Labor costs declined 3.0% from 2016 to 2017 despite a 3.8% increase in headcount from year end 2016 to year end 2017.  Approximately 19.9% of our labor costs were capitalized in 2017 due to the construction of the advanced reformer unit; whereas, in 2016 approximately 12.0% was capitalized.

Transportation costs were higher by 4.7% primarily due to the increase in sales volume.

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

General and Administrative Expense

2016-2017

General and Administrative costs increased 11.7% from 2016 to 2017 primarily due to an increase in property taxes because of the expiration of abatements.  Group insurance and administrative labor costs also increased.

2015-2016

General and Administrative costs remained stable from 2015 to 2016 with less than a 1% increase.

Depreciation

2016-2017

Depreciation expense increased 8.3% from 2016 to 2017 primarily due to 2016 capital expenditures increasing our depreciable base.

2015-2016

Depreciation expense increased 29.9% from 2015 to 2016 primarily due to D Train coming online, and depreciation being recorded on it for a full year.

Capital Expenditures

2016-2017

Capital expenditures increased 63.7% from 2016 to 2017. See discussion under "Capital Resources and Requirements" below for more detail.

2015-2016

Capital expenditures decreased 5.8% from 2015 to 2016. See discussion under "Capital Resources and Requirements" below for more detail.

Specialty Wax Segment

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$23,819	$20,319	$3,500	17.2%
Processing Fees	10,943	10,052	891	8.9%
Gross Revenue	$34,762	$30,371	$4,391	14.5%

Volume of wax sales (thousand pounds)	35,393	33,891	1,502	4.4%

Cost of Sales	$34,369	$26,338	$8,031	30.5%
Gross Margin	1.1%	13.3%	(12.2%)	(91.5%)
General & Administrative Expense	4,931	4,818	113	2.3%
Depreciation and Amortization*	4,589	3,908	681	17.4%
Capital Expenditures	$14,015	$17,547	$(3,532)	(20.1%)
*Includes $4,503 and $3,828 for 2017 and 2016, respectively, which is included in cost of sales

	2016	2015	Change	%Change
	(thousands of dollars)
Product Sales	$20,319	$15,506	$4,813	31.0%
Processing Fees	10,052	8,237	1,815	22.0%
Gross Revenue	$30,371	$23,743	$6,628	27.9%

Volume of wax sales (thousand pounds)	33,891	24,268	9,623	39.7%

Cost of Sales	$26,338	$19,519	$6,819	34.9%
Gross Margin	13.3%	17.8%	(4.5%)	(25.3%)
General & Administrative Expense	4,818	4,138	680	16.4%
Depreciation and Amortization*	3,908	4,550	(642)	(14.1%)
Capital Expenditures	$17,547	$6,889	$10,658	154.7%
*Includes $3,828 and $4,464 for 2016 and 2015, respectively, which is included in cost of sales

Product Sales

2016-2017

Product sales revenue increased 17.2% and product sales volume increased 4.4% from 2016 to 2017 primarily due to on-purpose PE wax sales which we were distributing in Latin America for a third party as well as, significant growth in our high value waxes.  Polyethylene wax sales saw volume increases of 1.3% and revenue increases of 12.8%.

2015-2016

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

Processing Fees

2016-2017

Processing fees increased 8.9% from 2016 to 2017 primarily due to the addition of new customers and an increase in existing customer volumes.  Growth was limited by significant operational issues in existing equipment and in the new hydrogenation/distillation unit.

2015-2016

Processing fees increased 22.0% from 2015 to 2016 primarily due to the addition of new customers and an increase in existing customer volumes.

Cost of Sales

2016-2017

Cost of Sales increased 30.5% from 2016 to 2017 due to increases in material cost, labor, freight, equipment maintenance, and natural gas utilities.  Material cost increased 51.2% primarily due to material costs associated with the on-purpose PE wax sales we distributed into Latin America for a third party.  Labor increased approximately 22.4% due to increased overtime and the addition of personnel to operate the new hydrogenation/distillation unit when it came online in 2017.  Freight increased approximately 112.5% due to the increase in shipments and a change in our shipping terms.  We now ship most products with destination terms.  Equipment maintenance increased 54.0% primarily due to the addition of B Plant and the introduction of new custom processing projects.  Natural gas utilities increased 71.6% due to an increase in the per unit cost and in volume consumed because of B Plant and the new hydrogenation/distillation unit.

2015-2016

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

General and Administrative Expense

2016-2017

General and Administrative costs increased 2.3% from 2016 to 2017 primarily due to an increase in sales personnel, property taxes, and property insurance due to the addition of B Plant.

2015-2016

General and Administrative costs increased 16.4% from 2015 to 2016 primarily due to an increase in sales personnel, accounting fees, legal fees, management fees, miscellaneous employee expenses, travel, and property taxes.

Depreciation and Amortization

2016-2017

Depreciation and amortization increased 17.4% from 2016 to 2017 primarily due to the addition of B Plant and the hydrogenation/distillation project coming online in 2017.

2015-2016

Depreciation and amortization decreased 14.1% from 2015 to 2016 primarily due to some of the assets which were near end of life at purchase becoming fully depreciated.  Most of the capital expenditures during 2016 were being recorded to construction in progress for which depreciation will begin when complete.

Capital Expenditures

2016-2017

Capital expenditures decreased 20.1% from 2016 to 2017 primarily due to the completion of the hydrogenation/distillation project in 2017.

2015-2016

Capital expenditures increased 154.7% from 2015 to 2016 primarily due to expenditures for the hydrogenation/distillation project, B Plant purchase and various other smaller projects.

Corporate Segment

	2017	2016	Change	%Change
	(in thousands)
General & Administrative Expense	$7,413	$6,445	$968	15.0%
Depreciation	62	43	19	44.2%
Equity in losses of AMAK	4,261	1,479	(2,782)	188.1%
Gain from additional equity issuance by AMAK	-	(3,168)	(3,168)	(100.0%)

	2016	2015	Change	%Change
	(in thousands)
General & Administrative Expense	$6,445	$7,011	$(566)	(8.1%)
Depreciation	43	25	18	72.0%
Equity in losses of AMAK	1,479	5,325	(3,846)	(72.2%)
Gain from additional equity issuance by AMAK	(3,168)	-	(3,168)	100.0%

General and Administrative Expenses

2016-2017

General corporate expenses increased from 2016 to 2017 primarily due to an increase in officer compensation, accounting fees, and legal fees.  Officer compensation increased in 2017 due to the addition of an officer in late 2016 and and an accrual for executive bonuses.  Accounting and legal fees increased due to additional time required for restatements issues and other matters.

2015-2016

General corporate expenses decreased from 2015 to 2016 primarily due to a decrease in officer compensation because targets were not met; therefore, no executive bonuses were awarded.  This decrease of approximately $0.9 million was partially offset by increases in directors' fees, post-retirement benefits, and accounting and audit fees.  Directors' fees increased approximately $.03 million because of the addition of two directors and a restricted stock grant to directors.  Post-retirement benefits increased approximately $0.2 million due to an agreement with the former CEO to provide health benefits.  Accounting and audit fees increased approximately $0.1 million due to costs associated with our investment in AMAK, the retention of a new internal audit firm, and costs associated with B Plant valuation.

Equity in Losses of AMAK/Gain on Equity Issuance of AMAK

2016-2017

Equity in Losses of AMAK increased 188.1% from 2016 to 2017 due to a number of reasons as discussed below.

The mine operated on an improving basis throughout 2017 while operations were closed for almost all of 2016.  However, in 2017 because the mine was not operating at full capacity but was working toward that goal, costs increased.  Also, 2016 was positively affected by the settlement from certain liabilities.  Metal prices were strong in 2017 with zinc prices hitting a ten year high during the year.   There were no unusual items in 2017.

Shipments increased 77% from 2016 to 2017 as indicated in the table below.  AMAK volumes in dry metric tons (dmt) for 2017 and 2016 were as follows:

	2017	2016	Variance
Ore tons processed	385,495	-	385,495
Concentrate to the port
Copper	15,326	-	15,326
Zinc	16,606	-	16,606
	31,932	-	31,932

Shipments
Copper	13,940	-	13,940
Zinc	14,080	15,845	(1,765)
	28,020	15,845	12,175

2015-2016

Equity in Losses of AMAK decreased from 2015 to 2016 primarily due to a settlement which was reached with the former operator of the AMAK mining facility.  During 2016 AMAK reached the settlement which included a reduction in previously accrued operating expenses of approximately $17.4 million.  We also recognized a gain on our investment in AMAK stemming from the July 2016 issuance of additional shares to Arab Mining Co.  The settlement, along with the gain, more than offset AMAK's 2016 operating losses (please see Note 11 to the consolidated financial statements for the impact on our statements).

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

Renovation and refurbishment work was completed and the mine began zinc and copper production in December 2016.  In addition, processing of the gold-bearing waste dumps from historical mining at the Guyan mining license area was initiated and limited amounts of gold produced.  An extensive exploration program for the rest of Guyan mining lease was initiated with some encouraging results: a JORC compliant Mineral Resource Estimate was completed in May 2017, with an additional 8,000 meters of drilling in the area expected in 2018.  A systematic program of infill drilling and exploration to extend the overall life of the copper and zinc mine begun in 2016 has resulted in updated Mineral Resource Estimates.  Drilling will continue to further enhance resources.

Since the mine was not operating during 2016, there were only two shipments of zinc during the first quarter of 2016 from inventory that was on hand at the end of 2015.  Approximately 16,000 dry metric tons were shipped.

Capital Resources and Requirements

2016-2017

Capital expenditures increased 27.4% from 2016 to 2017.  The majority of the increase was due to the construction projects for the hydrogenation/distillation unit and the advanced reformer unit.  During 2017 we expended $10.8 million on the hydrogenation/distillation project, $0.9 million to upgrade B Plant, $32.5 million to construct the advanced reformer unit, $1.9 million for railspur addition, $1.0 million for additional tankage and upgrades to existing tankage, $0.9 million for transport trucks, and $3.7 million on various plant improvements and equipment.

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

At December 31, 2017, there was approximately $25.0 million available on the Company's line of credit.  We believe that operating cash flows along with credit availability will be sufficient to finance our 2018 operations and capital expenditures.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$17,779	$3,393	$6,591	$4,618	$3,177
Purchase Obligations	3,580	3,580	-	-	-
Long-Term Debt Obligations	99,583	8,333	91,250	-	-
Total	$120,942	$15,306	$97,841	$4,618	$3,177

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

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost.  While it is difficult to accurately measure the impact of inflation, we do not believe the overall effects of inflation, if any, on our results of operations and financial condition have been material.

Investment in AMAK

Information concerning our investment in AMAK is set forth in Note 11 of the Notes to Consolidated Financial Statements.

New Accounting Standards

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-09 across all revenue streams.  This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard.  We completed contract reviews and validated results of applying the new revenue guidance.  We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach which will be fully presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.  Based on the completed analysis, we determined that the adjustment will not have a material impact on the consolidated financial statements.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on the December 31, 2017 Balance Sheet, see Note 17.

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

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.
In February 2018 the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the effect of ASU 2018-02 on its consolidated financial statements.

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

Beginning January 1, 2017, due to expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment.

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

Our petrochemical facility and specialty synthetic wax facility are currently our revenue generating assets.  The facilities were in full operation at December 31, 2017.

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

Investment in AMAK

We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements. See Note 11 to the Notes to the Consolidated Financial Statements.

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

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity.  Our guarantee for AMAK's debt is considered an off balance sheet arrangement.  Please see further discussion under "Investment in AMAK" in Item 1. Business.

Income Taxes

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income.  Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized.  If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority.  See Note 17 to the Notes to the Consolidated Financial Statements.

On December 22, 2017, Public Law No. 115-97, also known as, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35 percent to a flat 21 percent for tax years effective January 1, 2018. The TCJA also implements a territorial tax system, provides for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminates the alternative minimum tax (AMT), makes AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition the TJCA creates prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company has elected to recognize the income tax effects of the TCJA in its financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made then no impact is recognized for the effect of the TCJA. SAB 118 permits an up to one year measurement period to finalize the measurement of the impact of the TCJA.

The changes to existing U.S. tax laws as a result of the TCJA, which will have the most significant impact on the Company's federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017.  The reduction in the corporate income tax rate resulted in the Company recording $10.3 million benefit from deferred taxes.

Acceleration of Depreciation - The Company recognized a provisional reduction to net deferred tax assets attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017. This provisional adjustment resulted in an increase in income tax receivable of approximately $961,000.

Derivative Instruments

We periodically use financial commodity agreements to hedge the cost of natural gasoline, the primary source of feedstock, and natural gas used as fuel to operate our plant to manage risks generally associated with price volatility.  The commodity agreements are recorded in our consolidated balance sheets as either an asset or liability measured at fair value. Our commodity agreements are not designated as hedges; therefore, all changes in estimated fair value are recognized in cost of petrochemical product sales and processing in the consolidated statements of income. At December 31, 2017, we had no financial commodity agreements in place.

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and was terminated on December 15, 2017.  We received credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and paid Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We had originally designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition in 2014, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014.  The fair value of the derivative liability associated with the interest rate swap at December 31, 2017, and 2016 totaled $0.0 million and $0.1 million, respectively.

We assessed the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).  See Notes 5 and 22 to the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2017, 2016 and 2015, we had approximately $99.6 million, $84.0 million and $82.3 million, respectively, in variable rate debt outstanding excluding deferred financing costs. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $405,000, $275,000 and $199,000 at December 31, 2017, 2016 and 2015, respectively.

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

At the end of 2017, market risk for 2018 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2017.  Assuming that 2018 total petrochemical product sales volumes stay at the same rate as 2017, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $13.7 million in fiscal 2018.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the disclosure controls and procedures are met.
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

(b)	Management's Annual Report on Internal Control over Financial Reporting.

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
(c)	Attestation Report of the Registered Public Accounting Firm.

BKM Sowan Horan, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(d) Remediation of Material Weakness in Internal Control Over Financial Reporting.

During the year ended December 31, 2016, management identified certain errors in the accounting for our investment in AMAK.  To remediate the material weakness, during 2017, we designed and implemented a comprehensive remediation plan to remediate the material weakness and generally strengthen our internal control over financial reporting.  During the fourth quarter of 2017, we successfully completed the testing necessary to conclude that the controls were operating effectively and have concluded that the material weakness has been remediated.

(e) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
 Trecora Resources

Opinion on Internal Control over Financial Reporting

We have audited Trecora Resources' (the Company's) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 12, 2018

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

We have adopted a code of ethics entitled Standards of Business Conduct that applies to all of the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions.  A copy of the Standards of Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K and is available on our website.  We will provide paper copies of the Standards of Business Conduct, free of charge upon written or oral request to Trecora Resources, P. O. Box 1636, Silsbee, TX  77656, (409) 385-8300.

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.
(a)1.    The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2017 and 2016
Consolidated Statements of Income for the three years ended December 31, 2017
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2017
Consolidated Statements of Cash Flows for the three years ended December 31, 2017
Notes to Consolidated Financial Statements

   2.     The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2017.

   3.  The following financial statements are filed with this Report:
The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2017, 2016, and 2015, required by Rule 3-09 of Regulation S-X.

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
10(c)*
- Employment Contract dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10(d)*
- Severance Agreement and Covenant not to Compete, Solicit and Disclose dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10(e)*
- Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (file No. 001-33926))

10(f)*
- Form of Trecora Resources Stock and Incentive Plan Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (file No. 001-33926))

10(g)
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
10(i)
- Letter Agreement dated August 5, 2009, between Trecora Resources and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(j)
- Limited Guarantee dated October 24, 2010, between Trecora Resources and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 27, 2010 (file No. 001-33926))

10(k)
- Amended and Restated Credit Agreement dated October 1, 2014, between Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2014 (file No. 001-33926))

10(l)
- Stock Purchase Agreement dated September 19, 2014, between Trecora Resources, Texas Oil & Chemical Co. II, Inc. SSI Chusei, Inc. and Schumann/Steier Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 25, 2014 (file No. 001-33926))

10(m)
- Second Amendment to Amended and Restated Credit Agreement dates as of March 28, 2017, among Texas Oil & Chemical C o. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.1 to the Company's form 8-K filed on March 30, 2017 (file No. 001-33926))

10(n)
- Third Amendment to Amended and Restated Credit Agreement dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc. and certain subsidiaries and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 99.1 to the company's Form 8-K filed on July 27, 2017 (file No. 001-33926))

14	- Standards of Business Conduct for directors, officers, and employees of Trecora Resources
16	- Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated June 21, 2010 (File No. 001-33926))
18.1	- Preferability Letter (incorporated by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))
21	- Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File 001-33926))
23.1	- Consents of Independent Registered Public Accounting Firms
24	- Power of Attorney (set forth on the signature page hereto).
31.1	- Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2	- Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Schema Document
101.CAL	- XBRL Taxonomy Calculation Linkbase Document
101.LAB	- XBRL Taxonomy Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15
(c)	Financial Statement Schedules
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

                                       TRECORA RESOURCES

Dated: March 12, 2018 By: /s/ Simon Upfill-Brown
                            Simon Upfill-Brown
                                           Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 12, 2018.

Signature	Title
/s/ Simon Upfill-Brown Simon Upfill-Brown	Chief Executive Officer and Chief Operating Officer (principal executive officer)
/s/ Sami Ahmad Sami Ahmad	Chief Financial Officer (principal financial officer)
/s/ Connie Cook Connie Cook	Vice President of Accounting and Compliance (principal accounting officer)
/s/ Nicholas Carter Nicholas Carter	Executive Chairman of the Board and Director
/s/ John R. Townsend John R. Townsend	Director
/s/ Pamela R. Butcher Pamela R. Butcher	Director
/s/ Joseph P. Palm Joseph P. Palm	Director
/s/ Gary K. Adams Gary K. Adams	Director
/s/ Karen A. Twitchell Karen A. Twitchell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Trecora Resources

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes and schedules listed in the index at Item 15(a) (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKM Sowan Horan, LLP

We have served as the Company's auditor since 2010.

Addison, Texas
March 12, 2018

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,028	$8,389
Trade receivables, net (Note 6)	25,779	22,193
Prepaid expenses and other assets (Note 7)	4,424	3,511
Inventories (Note 8)	18,450	17,871
Taxes receivable	5,584	3,983

Total current assets	57,265	55,947

PLANT, PIPELINE, AND EQUIPMENT – AT COST	244,982	194,486
LESS ACCUMULATED DEPRECIATION	(63,240)	(54,477)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 9)	181,742	140,009

GOODWILL (Note 10)	21,798	21,798
OTHER INTANGIBLE ASSETS, net (Note 10)	20,808	22,669
INVESTMENT IN AMAK (Note 11)	45,125	49,386
MINERAL PROPERTIES IN THE UNITED STATES (Note 12)	588	588
OTHER ASSETS	-	87

TOTAL ASSETS	$327,326	$290,484

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

	December 31,
	2017	2016
	(thousands of dollars)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$18,347	$13,306
Current portion of derivative instruments (Notes 5 and 22)	-	58
Accrued liabilities (Note 14)	3,961	2,017
Current portion of post-retirement benefit (Note 23)	305	316
Current portion of long-term debt (Note 13)	8,061	10,145
Current portion of other liabilities	870	870

Total current liabilities	31,544	26,712

LONG-TERM DEBT, net of current portion (Note 13)	91,021	73,107
POST- RETIREMENT BENEFIT, net of current portion (Note 23)	897	897

OTHER LIABILITIES, net of current portion	1,611	2,309
DEFERRED INCOME TAXES (Note 17)	17,242	23,083

Total liabilities	142,315	126,108

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common Stock ‑ authorized 40 million shares of $.10 par value; issued 24.5 million in 2017 and 2016 and outstanding 24.3 million and 24.2 million in 2017 and 2016, respectively	2,451	2,451
Additional Paid-in Capital	56,012	53,474
Common Stock in Treasury, at cost 0.2 million and 0.3 million shares in 2017 and 2016, respectively	(196)	(284)
Retained Earnings	126,455	108,446
Total Trecora Resources Stockholders' Equity	184,722	164,087
Noncontrolling interest	289	289
Total equity	185,011	164,376

TOTAL LIABILITIES AND EQUITY	$327,326	$290,484

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

	2017	2016	2015
	(thousands of dollars)
Revenues
Petrochemical and product sales	$227,334	$193,581	$227,937
Processing fees	17,809	18,818	14,039
	245,143	212,399	241,976
Operating costs and expenses
Cost of petrochemical, product sales, and processing (including depreciation and amortization of $10,089, $9,016, and $8,335, respectively)	203,582	172,497	184,967
Gross Profit	41,561	39,902	57,009

General and Administrative Expenses
General and administrative	22,587	20,434	20,243
Depreciation	872	761	725
	23,459	21,195	20,968

Operating income	18,102	18,707	36,041

Other income (expense)
Interest expense	(2,931)	(1,985)	(2,217)
Bargain purchase gain from acquisition (Note 3)	-	11,549	-
Equity in losses of AMAK (Note 11)	(4,261)	(1,479)	(5,325)
Gain from additional equity issuance by AMAK (Note 11)	-	3,168	-
Miscellaneous expense	(60)	(28)	(137)
	(7,252)	11,225	(7,679)
Income before income tax expense	10,850	29,932	28,362

Income tax benefit (expense)	7,159	(10,504)	(9,764)

Net income	18,009	19,428	18,598

Net loss attributable to Noncontrolling Interest	-	-	-

Net income attributable to Trecora Resources	$18,009	$19,428	$18,598

Net income per common share
Basic earnings per share (dollars)	$0.74	$0.80	$0.76
Diluted earnings per share (dollars)	$0.72	$0.78	$0.74

Weighted average number of common
shares outstanding
Basic	24,294	24,284	24,370
Diluted	25,129	24,982	25,181

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2017, 2016, and 2015

	TRECORA RESOURCES STOCKHOLDERS
			Additional				Non-
	Common Stock		Paid-In	Treasury	Retained		Controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Total	Interest	Equity
	(thousands)
JANUARY 1, 2015	23,975	$2,397	$48,282	$-	$70,420	$121,099	$289	$121,388

Stock options
Issued to Directors	-	-	274	-	-	274	-	274
Issued to Employees	-	-	1,274	-	-	1,274	-	1,274
Issued to Former Director	-	-	97	-	-	97	-	97
Restricted common stock
Issued to Employees	14	-	587	-	-	587	-	587
Issued to Directors	-	-	43	-	-	43	-	43
Warrants	5	1	(1)	-	-	-	-	-
Common stock
Issued to Directors	100	10	(10)	-	-	-	-	-
Issued to Employees	64	8	116	-	-	124	-	124
Net Income	-	-	-	-	18,598	18,598	-	18,598

DECEMBER 31, 2015	24,158	$2,416	$50,662	$-	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	-	-	173	-	-	173	-	173
Issued to Employees	-	-	1,234	-	-	1,234	-	1,234
Issued to Former Director	-	-	48	-	-	48	-	48
Restricted stock units
Issued to Directors	-	-	254	-	-	254	-	254
Issued to Employees	-	-	783	-	-	783	-	783
Common stock
Issued to Directors	13	2	58	-	-	60	-	60
Issued to Employees	51	3	(8)	16	-	11	-	11
Treasury stock transferred from TOCCO to TREC	-	30	270	(300)	-	-	-	-
Net Income	-	-	-	-	19,428	19,428	-	19,428

DECEMBER 31, 2016	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	-	-	100	-	-	100	-	100
Issued to Employees	-	-	1,171	-	-	1,171	-	1,171
Restricted stock units
Issued to Directors	-	-	310	-	-	310	-	310
Issued to Employees	-	-	1,136	-	-	1,136	-	1,136
Common stock
Issued to Directors	29	-	(84)	29	-	(55)	-	(55)
Issued to Employees	57	-	(92)	56	-	(36)	-	(36)
Warrants Exercised	3	-	(3)	3	-	-	-	-
Net Income	-	-	-	-	18,009	18.009		18,009

DECEMBER 31, 2017	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
	2017	2016	2015
	(thousands of dollars)
Operating activities
Net income attributable to Trecora Resources	$18,009	$19,428	$18,598
Adjustments to reconcile net income attributable
to Trecora Resources to net cash provided by operating activities:
Depreciation	9,012	7,896	7,177
Amortization of intangible assets	1,861	1,880	1,883
Amortization of catalyst	88	-	-
Unrealized gain on derivative instruments	(58)	(119)	(381)
Share-based compensation	2,707	2,552	2,353
Deferred income taxes	(5,841)	8,697	5,567
Postretirement obligation	(11)	271	7
Bargain purchase gain from acquisition	-	(11,549)	-
Equity in loss of AMAK	4,261	1,479	5,325
Gain from additional equity issuance by AMAK	-	(3,168)	-
Bad debt expense	-	90	-
Amortization of loan fees	247	272	272
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(3,586)	(2,809)	8,797
(Increase) decrease in taxes receivable	(1,601)	3,689	(7,238)
Increase in inventories	(579)	(2,067)	(2,989)
(Increase) decrease in prepaid expenses and other assets	(806)	(1,022)	937
Increase (decrease) in other liabilities	142	(174)	2,151
Increase (decrease) in accounts payable and accrued liabilities	6,983	3,168	(2,399)
Decrease in accrued liabilities in Saudi Arabia	-	-	(495)
Net cash provided by operating activities	30,828	28,514	39,565

Investing activities
Additions to plant, pipeline and equipment	(51,584)	(38,484)	(31,247)
Acquisition of TC, Inc., net of cash of $107 purchased in 2014	-	-	(47)
Acquisition of B Plant	-	(2,011)	-
Advances to AMAK, net	(107)	(14)	-
Cash used in investing activities	(51,691)	(40,509)	(31,294)

Financing Activities
Issuance of common stock	25	11	46
Payments related to tax withholding for stock-based compensation	(106)	-	-
Additions to long-term debt	26,000	8,000	15,000
Repayment of long-term debt	(10,417)	(6,250)	(13,200)
Net cash provided by in financing activities	15,502	1,761	1,846

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
For the years ended December 31,
	2017	2016	2015
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	(5,361)	(10,234)	10,117

Cash and cash equivalents at beginning of year	8,389	18,623	8,506

Cash and cash equivalents at end of year	$3,028	$8,389	$18,623

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,540	$2,545	$2,103
Cash payments (net of refunds) for taxes	$92	$(1,630)	$11,428

Supplemental disclosure of non-cash items:
Other liabilities for capital expansion amortized to depreciation expense	$840	$1,047	$972
Estimated earnout liability (Note 3)	$-	$733	$-

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY

Trecora Resources, formerly Arabian American Development Company, (the "Company") was organized as a Delaware corporation in 1967.  The Company's principal business activities are the manufacturing of various specialty petrochemical products, specialty waxes and providing custom processing services.  The Company owns 33% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company ("AMAK") (see Note 11) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. ("PEVM"), which does not conduct any substantial business activity but owns undeveloped properties in the United States.

The Company's petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. ("TOCCO").  TOCCO owns all of the capital stock of South Hampton Resources, Inc. ("SHR") and Trecora Chemical, Inc. ("TC").  SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("GSPL").  SHR owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry.  TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services.  These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants.  GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.

We attribute revenues to countries based upon the origination of the transaction.  All of our revenues for the years ended December 31, 2017, 2016, and 2015, originated in the United States.  In addition, all of our long-lived assets are in the United States.

For convenience in this report, the terms "Company", "our", "us" or "we" may be used to refer to Trecora Resources and its subsidiaries.

Certain reclassifications have been made to the Consolidated Balance Sheet for the year ended December 31, 2016, related to our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-17 as noted below and in Note 2.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the balance sheets, statements of income, stockholders' equity, and cash flows of the Company, TOCCO, TC, SHR, GSPL and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence such as AMAK, are accounted for using the equity method of accounting. All intercompany profits, transactions and balances have been eliminated.

Cash, Cash Equivalents and Short-Term Investments - Our principal banking and short-term investing activities are with local and national financial institutions.  Short-term investments with an original maturity of three months or less are classified as cash equivalents.

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the last-in, first-out method (LIFO) at December 31, 2016, and first-in, first-out method (FIFO) at December 31, 2017; or market for SHR.  For TC, inventory is recorded at the lower of cost or market as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.

Trade Receivables and Allowance for Doubtful Accounts – We evaluate the collectability of our trade receivables and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware.  For the year ended December 31, 2016, we increased the balance by $90,000 due to an increase in sales in countries where there is a greater risk of default and limited recourse should this occur.  For the years ended December 31, 2017, and 2015, the allowance balance was not increased.  We track customer balances and past due amounts to determine if customers may be having financial difficulties.  This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off.  During 2016 we wrote off one account for approximately $93,000.  No amounts were written off in 2017 or 2015.

Notes Receivable – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate.  Interest rate used on outstanding notes during December 31, 2017, and 2016, was 4%.  The unearned interest is reflected as a discount against the note balance.  The Company evaluates the collectability of notes based upon a working knowledge of the customer.  The notes are receivable from custom processing customers with whom we maintain a close relationship.  Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2017 and 2016.

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

Labor costs incurred to self-construct assets are capitalized as part of the historical cost the assets.    Construction commences with the development of the design and ends when the assets are ready for use.  Capitalized labor costs are included in plant, pipeline and equipment and are depreciated over the service life of the related assets.

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

Definite-lived intangible assets consist of customer relationships, licenses, permits and developed technology that were acquired as part of the Acquisition of TC.  The majority of these assets are being amortized using discounted estimated future cash flows over the term of the related agreements.  Intangible assets associated with customer relationships are being amortized using the discounted estimated future cash flows method based upon assumed rates of annual customer attrition.  We continually evaluate the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they will be removed from the consolidated balance sheets.

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

Business acquisition costs are expensed as incurred and are reported as general and administrative expenses in the consolidated statements of income.  We define these costs to include finder's fees, advisory, legal, accounting, valuation, and other professional consulting fees, as well as, travel associated with the evaluation and effort to acquire specific businesses.

Investment in AMAK – We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period.  The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements (see Note 11).

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment.  We consider recoverable ore reserves, changes in commodity prices, and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.

Other Assets - Other assets include a license used in petrochemical operations, spare parts inventory and certain petrochemical assets.  Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment.  Spare parts are accounted for on the first-in, first-out method (FIFO).

Long-Lived Assets Impairment - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on the undiscounted net cash flows to be generated from the asset's use.  The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis although other factors including the state of the economy are considered.

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

Retirement Plan – We offer employees the benefit of participating in a 401(k) plan.  We match 100% up to 6% of pay with vesting occurring over 2 years.  For years ended December 31, 2017, 2016, and 2015, matching contributions of approximately $1,412,000, $1,195,000, and $1,116,000, respectively were made on behalf of employees.

Environmental Liabilities - Remediation costs are accrued based on estimates of known environmental remediation exposure.  Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer.  The cost to make these changes is shared by the customer.  Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized.  At times instead of a note receivable being established, the customer pays an upfront cost.  The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer.  As of December 31 of each year, depreciation expense was offset and reduced by approximately $0.8 million for 2017, $1.0 million for 2016, and $1.0 million for 2015.

Net Income Per Share - We compute basic income per common share based on the weighted-average number of common shares outstanding.  Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options, unvested restricted stock units, and shares which could be issued upon conversion of debt, had been issued (see Note 19).

Foreign Currency - The functional currency for the Company and each of the Company's subsidiaries is the US dollar (USD).  Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses.  We do not employ any practices to minimize foreign currency risks.  The functional and reporting currency of AMAK is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate.  As of December 31, 2017, 2016 and 2015, foreign currency translation adjustments were not significant.

Management Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include allowance for doubtful accounts receivable and inventory obsolescence; assessment of impairment of our long-lived assets, goodwill, intangible assets and investments, financial contracts, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities, income taxes and deferred tax valuation allowances.  Actual results could differ from these estimates.

Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 16).  Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees – We may enter into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 "Guarantees" (see Note 15). These arrangements create two types of obligations:

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

Derivatives – We record derivative instruments as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized.

Our estimate of the potential outcome of any uncertain tax issues is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. We use a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

On December 22, 2017, Public Law No. 115-97 known as the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35 percent to a flat 21 percent for tax years effective January 1, 2018. The TCJA also implements a territorial tax system, provides for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminates the alternative minimum tax (AMT), makes AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition the TJCA creates prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company has elected to recognize the income tax effects of the TCJA in its financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made then no impact is recognized for the effect of the TCJA. SAB 118 permits an up to one year measurement period to finalize the measurement of the impact of the TCJA.

Subsequent Events – The Company has evaluated subsequent events through March 12, 2018, the date that the consolidated financial statements were approved by management.

New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-09 across all revenue streams.  This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard.  We completed contract reviews and validated results of applying the new revenue guidance.  We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach which will be fully presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.  Based on the completed analysis, we determined that the adjustment will not have a material impact on the consolidated financial statements.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2015-17 by classifying all of it deferred tax assets (liabilities) as noncurrent on the December 31, 2017, and 2016 Balance Sheet, see Note 17.

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

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350).  The amendments in ASU 2017-04 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company has goodwill from prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.
In February 2018 the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the effect of ASU 2018-02 on its consolidated financial statements.

NOTE 3 – ACQUISITION OF B PLANT

On May 2, 2016, we purchased the idle BASF facility adjacent to our TC facility in exchange for $2.0 million in cash, transaction costs of approximately $11,000 plus an earnout provision calculated through calendar year 2020 based upon revenue generated by the facility but limited to $1.8 million.  The cash payment was funded by working capital. The purchased facility includes production equipment similar to TC's plus equipment that broadens TC's capabilities and potential markets.  The 6.5-acre site also includes substantial storage capacity, several rail and truck loading sites and utility tie-ins to TC.  We refer to the facility as "B Plant".

We have accounted for the purchase in accordance with the acquisition method of accounting under Financial Accounting Standards Board Accounting Standards Codification Topic 805 "Business Combinations" ("ASC 805").  In accordance with ASC 805, we used our best estimates and assumptions to assign fair value to the tangible assets and liabilities acquired at the acquisition date.

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

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK

We sell our products and services to companies in the chemical, plastics, and petroleum industries.  We perform periodic credit evaluations of our customers and generally do not require collateral from our customers.  For the year ended December 31, 2017, one customer accounted for 19.6% of petrochemical product revenue.  For the year ended December 31, 2016, one customer accounted for 20.1% of petrochemical product revenue.  For the year ended December 31, 2015, one customer accounted for 20.1% of petrochemical product revenue.  The associated accounts receivable balances for those customers were approximately $5.8 million at December 31, 2017, and $5.1 million at December 31, 2016.  The carrying amount of accounts receivable approximates fair value at December 31, 2017, and 2016.

Accounts receivable serves as collateral for our amended and restated loan agreement (see Note 13).

We market our products in many foreign jurisdictions.  For the years ended December 31, 2017, 2016 and 2015, petrochemical product sales revenue in foreign jurisdictions accounted for approximately 20.8%, 23.5%, and 26.0% of total product sales revenue, respectively.

SHR utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed.  The percentage of feedstock purchased from the supplier during 2017, 2016, and 2015 was 100% 99.4% and 100%, respectively.  At December 31, 2017, and 2016, we owed the supplier approximately $8.5 million and $3.7 million, respectively for feedstock purchases.

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

We measure fair value by ASC Topic 820 Fair Value.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. ASC Topic 820 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

Level 3 inputs	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity.

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

We assess the fair value of the financial swaps on feedstock using quoted prices in active markets for identical assets or liabilities (Level 1 of fair value hierarchy).  At December 31, 2017, and 2016, we had no derivative contracts outstanding.  For additional information see Note 22.

Interest Rate Swaps

In March 2008 we entered into an interest rate swap agreement with Bank of America related to the $10.0 million term loan secured by plant, pipeline and equipment.  The interest rate swap was designed to minimize the effect of changes in the LIBOR rate.  We had designated the interest rate swap as a cash flow hedge under ASC Topic 815 (see Note 22); however, due to the new debt agreements associated with the Acquisition, we believed that the hedge was no longer entirely effective.  The agreement terminated in December 2017.

We assessed the fair value of the interest rate swap using a present value model that includes quoted LIBOR rates and the nonperformance risk of the Company and Bank of America based on the Credit Default Swap Market (Level 2 of fair value hierarchy).

Since the agreement terminated in December 2017, there was no outstanding liability at December 31, 2017.  The following item was measured at fair value on a recurring basis at December 31, 2016:

Fair Value Measurements Using
December 31, 2016	Total	Level 1	Level 2	Level 3
(thousands of dollars)
Liabilities:
Interest rate swap	$ 58	$ -	$ 58	$ -

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

NOTE 6 – TRADE RECEIVABLES

Trade receivables, net, at December 31, 2017, and 2016, respectively, consisted of the following:

	2017	2016
	(thousands of dollars)

Trade receivables	$26,079	$22,493
Less allowance for doubtful accounts	(300)	(300)

Trade receivables, net	$25,779	$22,193

Trade receivables serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at December 31 are summarized as follows:

	2017	2016
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	779	187
Prepaid insurance	-	797
Spare parts	954	-
Other prepaid expenses and assets	772	608
Total	$4,424	$3,511

Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment.

NOTE 8 – INVENTORIES

Inventories include the following at December 31:

	2017	2016
	(thousands of dollars)

Raw material	$3,703	$3,627
Work in process	27	12
Finished products	14,720	14,232

Total inventory	$18,450	$17,871

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

Inventory included products in transit valued at approximately $3.7 million and $2.1 million at December 31, 2017, and 2016, respectively.

NOTE 9 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:

	2017	2016
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Land	5,428	5,376
Plant, pipeline and equipment	186,946	154,107
Construction in progress	50,996	33,391
Total plant, pipeline and equipment	244,982	194,486
Less accumulated depreciation	(63,240)	(54,477)
Net plant, pipeline and equipment	$181,742	$140,009

Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).

Interest capitalized for construction for 2017, 2016 and 2015 was approximately $937,000, $450,000 and $141,000, respectively.

Labor capitalized for construction for 2017, 2016 and 2015 was approximately $4,344,000, $2,889,000 and $3,803,000, respectively.

Catalyst amortization relating to the platinum catalyst which is included in cost of sales was approximately $25,000, $98,000 and $84,000 for 2017, 2016 and 2015, respectively.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We performed an impairment analysis on the value of Goodwill at December 31, 2017, and 2016, and determined that no impairment existed.

 Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,651)	$13,201
Non-compete agreements	94	(61)	33
Licenses and permits	1,471	(390)	1,081
Developed technology	6,131	(1,993)	4,138
	24,548	(6,095)	18,453
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(6,095)	$20,808

	December 31, 2016
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(2,527)	$14,325
Non-compete agreements	94	(43)	51
Licenses and permits	1,471	(285)	1,186
Developed technology	6,131	(1,379)	4,752
	24,548	(4,234)	20,314
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(4,234)	$22,669

Amortization expense for intangible assets included in cost of sales for the years ended December 31, 2017, 2016, and 2015, was approximately $1,861,000, $1,880,000, and $1,883,000 respectively.

Based on identified intangible assets that are subject to amortization as of December 31, 2017, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Customer relationships	$13,202	$1,123	$1,123	$1,123	$1,123	$1,123	$7,587
Non-compete agreements	32	19	13	-	-	-	-
Licenses and permits	1,081	106	106	106	106	86	571
Developed technology	4,138	613	613	613	613	613	1,073
Total future amortization expense	$18,453	$1,861	$1,855	$1,842	$1,842	$1,822	$9,231

NOTE 11 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY ("AMAK")

We have concluded that we have significant influence over the operating and financial policies of AMAK and, accordingly, should account for our investment in AMAK using the equity method.  As of December 31, 2017, and 2016, we had a non-controlling equity interest of approximately $45.1 million and $49.4 million, respectively.

We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2017, and 2016, and for each of the three years ended December 31, 2017.  These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Years Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Sales	$36,435	$9,921	$50,744
Gross loss	(6,869)	(17,211)	(10,437)
General, administrative and other expenses	9,903	9,690	8,796
Loss from operations	$(16,772)	$(26,901)	$(19,233)
Gain on settlement with former operator	-	17,425	-
Net loss	$(16,772)	$(9,476)	$(19,233)

Depreciation and amortization for the years ended December 31, 2017, 2016, and 2015 was $22.4 million, $11.7 million and $23.2 million, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Years Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Net income before depreciation and amortization	$5,647	$2,196	$4,016

Financial Position

	December 31,
	2017	2016
	(Thousands of Dollars)
Current assets	$23,333	$22,860
Noncurrent assets	237,875	251,741
Total assets	$261,208	$274,601

Current liabilities	$24,439	$8,005
Long term liabilities	68,837	82,546
Shareholders' equity	167,932	184,050
Total liabilities and equity	$261,208	$274,601

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, is comprised of the following:

	2017	2016	2015
AMAK Net Loss	$(16,772)	$(9,476)	$(19,233)
Zakat tax applicable to Saudi Arabian shareholders only	-	320	303
AMAK Net Loss before Saudi Arabian shareholders' portion of Zakat	$(16,772)	$(9,156)	$(18,930)

Company's share of loss reported by AMAK (33.44% beginning July 10, 2016 and 35.25% prior to July 10, 2016)	$(5,608)	$(2,826)	$(6,672)
Amortization of difference between Company's investment in AMAK
and Company's share of net assets of AMAK	1,347	1,347	1,347
Equity in loss of AMAK	$(4,261)	$(1,479)	$(5,325)

In 2016 the difference between our effective share of income (loss) from our investment and our actual ownership percentage is attributable to the change in our ownership percentage during the third quarter of 2016.

A gain of approximately $16.2 million for the difference between our initial investment in AMAK and our share of AMAK's initial assets recorded at fair value was not recognized in 2008.  This basis difference is being amortized over the life of AMAK's mine which is estimated to be twelve years beginning with its commencement of production in July 2012 as an adjustment to our equity in AMAK's income or loss.

In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities.  Arab Mining Co. ("Armico") purchased 3.75 million shares at SR 20 per share (USD$5.33 per share) and the remaining 250,000 shares are for future use as employee incentives.  We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%.  As a result of the equity issuance, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in our investment) in accordance with ASC 323-10-40-1.

The following table shows AMAK shareholders and percentages owned at December 31, 2017:

Name	Percentage Owned
Various Saudi shareholders	46.73%
Trecora Resources	33.44%
Armico	19.83%
Total	100.00%

At December 31, 2017, we had a receivable from AMAK of approximately $121,000 relating to unreimbursed travel and Board expenses which is included in prepaid and other assets.

We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value or recoverability of the investment.  We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.  No impairment charges were recorded in 2017, 2016, or 2015.

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

NOTE 13 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS

Long-term debt and long-term obligations at December 31 are summarized as follows:

	2017	2016
	(thousands of dollars)
Revolving note to domestic banks (A)	$35,000	$9,000
Term note to domestic banks (B)	47,250	56,000
Term note to domestic banks (C)	17,333	19,000
Loan fees	(501)	(748)

Total long-term debt	99,082	83,252

Less current portion including loan fees	8,061	10,145

Total long-term debt, less current portion including loan fees	$91,021	$73,107

Loan fees are capitalized and amortized on a straight line basis over the life of the loan, which approximates the effective interest method.  Loan fees of $501,000 and $748,000 net of accumulated amortization are included with long term debt and long term obligations at December 31, 2017 and 2016.  Amortization of loan fees amounted to approximately $247,000, $272,000, and $272,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

(A) On October 1, 2014, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the "Guarantors") entered into an Amended and Restated Credit Agreement ("ARC Agreement") with the lenders which from time to time are parties to the ARC Agreement (collectively, the
       "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger.

On March 28, 2017, we entered into a Second Amendment to the ARC with terms which increased the Maximum Consolidated Leverage Ratio financial covenant of 3.25x to 4.00x at March 31, 2017, and 4.25x at June 30, 2017, before stepping down to 3.75x at September 30, 2017, 3.50x at December 31, 2017, and reverting to the original financial covenant of 3.25x at March 31, 2018.

For Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2017	4.00 to 1.00
June 30, 2017	4.25 to 1.00
September 30, 2017	3.75 to 1.00
December 31, 2017	3.50 to 1.00
March 31, 2018 and each fiscal quarter thereafter	3.25 to 1.00

The Second Amendment also reduced the Minimum Consolidated Fixed Charge Coverage Ratio of 1.25x to 1.10x at March 31, 2017, 1.05x at June 30, 2017 and September 30, 2017, 1.10x at December 31, 2017, before reverting to the original financial covenant of 1.25x at March 31, 2018.

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

On July 25, 2017, Texas Oil & Chemical Co. II, Inc. ("TOCCO"), South Hampton Resources, Inc. ("SHR"), Gulf State Pipe Line Company, Inc. ("GSPL"), and Trecora Chemical, Inc. ("TC") (SHR, GSPL and TC collectively the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The Third Amendment increased the Revolving Facility from $40,000,000 to $60,000,000.  There were no other changes to the Revolving Facility.

Subject to the terms and conditions of the ARC Agreement as amended, TOCCO may (a) borrow, repay and re-borrow revolving loans (collectively, the "Revolving Loans") from time to time during the period ending September 30, 2019, up to but not exceeding at any one time outstanding $60.0 million (the "Revolving Loan Commitment") and (b) request up to $5.0 million of letters of credit and $5.0 million of swingline loans.  Each of the issuance of letters of credit and the advance of swingline loans shall be considered usage of the Revolving Loan Commitment.  All outstanding loans under the Revolving Loans must be repaid on October 1, 2019.

As of December 31, 2017, and 2016, TOCCO had long-term outstanding borrowings under the Revolving Loans of $35.0 million and $9.0 million, respectively.  At December 31, 2017, approximately $25.0 million was available to be drawn.

(B)
Under the ARC Agreement, TOCCO also borrowed $70.0 million in a single advance term loan (the "Acquisition Term Loan") to partially finance the Acquisition.  At December 31, 2017, there was a short-term amount of $7.0 million and a long-term amount of $40.3 million outstanding.  At December 31, 2016, there was a short-term amount of $8.8 million and a long-term amount of $47.3 million outstanding.

(C)
Under the ARC Agreement, TOCCO also has the right to borrow $25.0 million in a multiple advance loan (the "Term Loans," together with the Revolving Loans and Acquisition Term Loan, collectively the "Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans convert from a multiple advance loan to a "mini-perm" loan once TOCCO has fulfilled certain obligations such as certification that construction of D Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  The Loans also include a $40.0 million uncommitted increase option (the "Accordion Option").  As of December 31, 2016, TOCCO had borrowed funds under the agreement aggregating $20.0 million with no additional availability remaining.  At December 31, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.0 million outstanding.  At December 31, 2016, there was a short-term amount of $1.7 million and a long-term amount of $17.3 million outstanding.

All of the Loans under the ARC Agreement will accrue interest at the lower of (i) a London interbank offered rate ("Eurodollar Rate") plus a margin of between 2.00% and 2.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis, or (ii) a base rate ("Base Rate") equal to the highest of the federal funds rate plus 0.50%, the rate announced by Bank of America, N.A. as its prime rate, and Eurodollar Rate plus 1.0%, plus a margin of between 1.00% to 1.50% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  The Revolving Loans accrue a commitment fee on the unused portion thereof at a rate between 0.25% and 0.375% based on the total leverage ratio of TOCCO and its subsidiaries on a consolidated basis.  Interest on the Revolving Loans is payable quarterly, with principal due and payable at maturity.  Interest on the Acquisition Term Loan is payable quarterly using a ten year commercial style amortization, commencing on December 31, 2014.  The Acquisition Term Loan is also payable as to principal beginning on December 31, 2014, and continuing on the last business day of each March, June, September and December thereafter, each payment in an amount equal to $1,750,000, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Term Loan.  Interest on the Term Loans is payable quarterly using a fifteen year commercial style amortization, with interest only through December 31, 2015, and quarterly principal payments of $333,333 commenced on March 31, 2016.  Interest on the Loans is computed (i) in the case of Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues.  At December 31, 2017, the variable interest rate under the loans was 4.07%.

The Loans may be prepaid in whole or in part without premium or penalty (Eurodollar Rate Loans are prepayable only on the last days of related interest periods or upon payment of any breakage costs) and the lenders' commitments relative thereto reduced or terminated.  Subject to certain exceptions and thresholds, outstanding Loans shall be prepaid by an amount equal to 100% of the net cash proceeds from: (i) all sales, transfers, licenses, lease or other disposition of any property by TOCCO and Guarantors (other than a permitted transfer); (ii) any equity issuance by TOCCO or the Guarantors; (iii) any debt issuance by TOCCO or the Guarantors; or (iv) the receipt of any cash received by TOCCO or the Guarantors not in the ordinary course of business.  Amounts prepaid in connection with the mandatory repayments described above will be applied first, to the principal repayment installments of the Acquisition Term Loan in inverse order of maturity, second, to the principal repayment installments of the Term Loans in inverse order of maturity and, third, to the Revolving Loans in the manner set forth in the Amended and Restated Credit Agreement.

All amounts owing under the ARC Agreement and all obligations under the guarantees will be secured in favor of the Lenders by substantially all of the assets of TOCCO and its subsidiaries and guaranteed by its subsidiaries.

The ARC Agreement contains, among other things, customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, the transactions with affiliates and the declaration of dividends and other restricted payments.  The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the Lenders to make loans under the ARC Agreement may be terminated.  TOCCO was in compliance with all covenants at December 31, 2017.

Principal payments of long-term debt for the next two years and thereafter ending December 31 are as follows:
Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2018	$8,333
2019	91,250
Total	$99,583

NOTE 14 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:

	2017	2016
	(thousands of dollars)
Accrued state taxes	$272	$81
Accrued payroll	1,407	1,097
Accrued interest	30	33
Accrued officer compensation	500	-
Other liabilities	1,752	806
Total	$3,961	$2,017

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Guarantees –

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is currently through June 2022.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company's guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  Our current assessment is that the probability of contingent performance is remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following:  (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment.  Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements.  The total amount outstanding to the SIDF at December 31, 2017, and 2016 was 305.0 million and 310.0 million Saudi Riyals (US$81.3 million and $82.7 million), respectively.

During 2017, AMAK did not make certain scheduled payments on their loan. AMAK obtained a waiver from SIDF regarding the missed payments and is currently working with SIDF to renegotiate the terms and repayment schedule of the loan agreement.  We do not believe that these events will result in any performance under our guarantee.

Operating Lease Commitments –

We have operating leases for the rental of approximately 335 railcars for shipping purposes with expiration dates through 2026.  Invoices are received and paid on a monthly basis.  The total amount of the commitment is approximately $17.8 million over the next 9 years.

We also have an operating lease for our office space in Sugar Land, TX.  The expiration date for this lease is January 2018.  The total amount of the commitment is less than $10,000.  We are in the process of negotiating a new lease for the same space.  In addition, we are required to make periodic payments for property taxes, utilities and common area operating expenses.

In addition, we have operating leases for other equipment such as forklifts and copiers with varying expiration dates through 2020.  The total amount of the commitment is less than $50,000.

Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2017, are as follows:

Year Ending December 31,
(thousands of dollars)
2018	$3,393
2019	3,341
2020	3,250
2021	3,120
2022	1,498
Thereafter	3,177
Total	$17,779

Rental expense for these operating leases for the years ended December 31, 2017, 2016, and 2015 was $4.4 million, $4.2 million and $4.2 million, respectively.

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

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  On September 1, 2016, the Trial Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice.  On November 9, 2017, the 9th Court of Appeals affirmed the Trial Court's dismissal.  Mr. El Khalidi filed a petition for review with the Supreme Court of Texas on January 23, 2018.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

Supplier Agreements –

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts as prescribed by our agreements with our suppliers. The shortfall fee expenses were not significant for the years ended December 31, 2017, 2016, and 2015.

Environmental Remediation -

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $593,000 in 2017, $622,000 in 2016 and $604,000 in 2015.

NOTE 16 - SHARE-BASED COMPENSATION

On April 3, 2012, the Board of Directors of the Company adopted the Trecora Resources Stock and Incentive Plan (the "Plan") subject to the approval of Company's shareholders.  Shareholders approved the Plan at the 2012 Annual Meeting of Shareholders on June 6, 2012.  We filed Form S-8 to register the 1,500,000 shares allocated to the Plan on May 8, 2013.  An amendment extending the term of the Plan to June 1, 2018, was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders on June 15, 2017.

On April 7, 2008, the Board of Directors of the Company adopted the Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the "Stock Option Plans"), subject to the approval of Company's shareholders.  Shareholders approved the Stock Option Plans at the 2008 Annual Meeting of Shareholders on July 10, 2008.  We filed Form S-8 to register the 1,000,000 shares allocated to the Stock Option Plans on October 23, 2008.

Share-based compensation of approximately $2.7 million, $2.6 million, and $2.3 million was recognized in 2017, 2016, and 2015, respectively.

Restricted Stock and Restricted Stock Unit Awards

A summary of all 2017 issuances is as follows:

On June 16, 2017, we awarded 127,281 shares of restricted stock units to officers at a grant date price of $11.40.  One-half of the restricted stock units vest ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during 2017 was approximately $282,000.

On November 17, 2017, we awarded 15,369 shares of restricted stock units to a director at a grant date price of $12.20.  The restricted stock unit award vests over 2.5 years in increments of 40%, 40%, and 20% on November 16, 2018, 2019 and 2020, respectively. Director's compensation recognized during 2017 was approximately $6,000.

A summary of the status of the Company's restricted stock units activity in 2017 is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2017	350,891	$11.44
Granted	142,650	11.49
Forfeited	(21,201)	10.52
Vested	(84,638)	12.00
Outstanding at December 31, 2017	387,702	$11.39
Expected to vest	380,992

As of December 31, 2017, there was approximately $3.0 million of unrecognized compensation costs related to non-vested restricted share-based compensation that is expected to be recognized over a weighted average period of 2.0 years.

A summary of all 2016 issuances is as follows:

On November 17, 2016, we awarded 25,105 shares of restricted stock units to a director at a grant date price of $11.95.  The restricted stock unit award vests over 4 years in 25% increments.  Director's compensation recognized during 2017 and 2016 was approximately $75,000 and $50,000, respectively.

On November 17, 2016, we awarded 21,967 shares of restricted stock units to a director at a grant date price of $11.95.  The restricted stock unit award vests over 3.5 years in equal increments for three years and one-half increment for the final half year.  Director's compensation recognized during 2017 and 2016 was approximately $75,000 and $12,500, respectively.

On May 17, 2016, we awarded approximately 28,090 shares of restricted stock units to a director at a grant date price of $10.68.    The restricted stock unit award vests over 4 years in 25% increments.  Director's compensation recognized during 2017 and 2016 was approximately $75,000 and $50,000, respectively.

On March 1, 2016, we awarded 134,931 shares of restricted stock units to officers at a grant date price of $9.39.  One-half of the restricted stock unit award vests ratably over 3 years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during 2017 and 2016 was approximately $422,000 and $352,000, respectively.

On January 29, 2016, we awarded 35,333 shares of restricted stock units to a director at a grant date price of $10.52.  The restricted stock unit award vests over 5 years in 20% increments with the first tranche issued on January 29, 2016.  Director's compensation recognized in 2017 and 2016 was approximately $6,000 and $142,000, respectively.  The director retired during 2017; therefore the unvested shares were forfeited.

A summary of all 2015 issuances is as follows:

On May 20, 2015, we awarded 30,000 shares of restricted stock units to a director at a grant date price of $12.39.  The restricted stock unit award vests over 5 years in 20% increments with the first tranche issued on May 19, 2016.  Compensation expense recognized during 2017, 2016 and 2015 was approximately $74,000, $58,000 and $43,000, respectively.

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

On February 10, 2015, we awarded 118,040 shares of restricted stock units to our officers at a grant date price of $14.59.  The restricted stock award vests over 4 years in 25% increments with the first tranche issued on February 9, 2016.  Compensation expense recognized during 2017, 2016 and 2015 was approximately $431,000, $431,000 and $395,000, respectively.

Stock Options and Warrant Awards

Compensation expense recognized in connection with the following issuances was approximately $1,261,000, $1,456,000, and $1,645,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

There were no stock options or warrant awards issued during 2017, 2016, or 2015.

A summary of all 2014 issuances is as follows:

On February 21, 2014, we awarded 10 year options to various employees for 500,000 shares.  These options have an exercise price equal to the closing price of the stock on February 21, 2014, which was $12.26 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2017, 2016, and 2015 was approximately $1,109,000, $1,108,000 and $1,108,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	84%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.95%

A summary of all 2013 issuances is as follows:

On May 29, 2013, we awarded 10 year options to Simon Upfill-Brown for 90,000 shares.  These options have an exercise price equal to the closing price of the stock on May 29, 2013, which was $7.71 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2017, 2016 and 2015 in connection with this award was approximately $52,000, $126,000 and $126,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	85%
Expected dividends	None
Expected term (in years)	6.25
Risk free interest rate	1.33%

A summary of all 2012 issuances is as follows:

On November 15, 2012, we awarded 10 year options to Director Gary Adams for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on November 15, 2012, which was $7.14 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2017, 2016, and 2015 in connection with this award was approximately $100,000, $120,000 and $120,000, respectively.  The fair value of the options granted was calculated using the Black-Scholes option valuation model with the following assumptions:

Expected volatility	87%
Expected dividends	None
Expected term (in years)	6.5
Risk free interest rate	0.92%

A summary of all 2011 issuances is as follows:

On September 25, 2011, we awarded 10 year options to Director Joseph Palm for 80,000 shares with an exercise price equal to the closing price of the stock on September 23, 2011, (the latest closing date available) which was $3.52.  These options vest over 4.67 years with the first 20,000 vesting on May 19, 2013, and subsequent 20,000 share lots vesting each anniversary of that date subsequent until entirely vested.  Compensation expense recognized for 2017, 2016 and 2015 was approximately $0, $27,000, and $65,000, respectively.

On May 2, 2011, we awarded 10 year options to Director John Townsend for 100,000 shares.  These options have an exercise price equal to the closing price of the stock on May 2, 2011, which was $4.09 and vest in 20% increments over a 5 year period.  Compensation expense recognized during 2017, 2016, and 2015 in connection with this award was approximately $0, $27,000 and $80,000, respectively.

On January 12, 2011, we awarded 10 year options to key employees for 391,000 shares.  These options have an exercise price equal to the closing price of the stock on January 12, 2011, which was $4.86 and vest in 25% increments over a 4 year period.  Compensation expense recognized during 2017, 2016, and 2015 in connection with this award was approximately $0, $0 and $40,000, respectively.

The fair value of the 2011 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	96% to 413%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	1.26% to 3.34%

A summary of all 2010 issuances is as follows:

In February 2010 we awarded 500,000 options to non-employee directors for their service during 2010 subject to attendance and service requirements.  These options vest over a 5 year period.  The exercise price of these options is $2.82 based upon the closing price on February 23, 2010.  Directors' fee expense recognized during 2017, 2016 and 2015 in connection with this award was approximately $0, $0 and $9,000, respectively.

The fair value of the 2010 options granted was calculated using the Black-Scholes option valuation model with the following range of assumptions:

Expected volatility	338% to 467%
Expected dividends	None
Expected term (in years)	5-10
Risk free interest rate	2.37% to 3.68%

A summary of unvested 2009 issuances is as follows:

On July 2009 we awarded two stock options to Mr. Hatem El Khalidi and his wife, Ingrid El Khalidi, tied to the performance of AMAK as follows: (1) an option to purchase 200,000 shares of the Company's common stock with an exercise price of $3.40 per share, equal to the closing sale price of such a share as reported on the public market on July 2, 2009, provided that said option may not be exercised until such time as the first shipment of ore from the Al Masane mining project is transported for commercial sale by AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2012; and (2) an option to purchase 200,000 shares of the Company's common stock with an exercise price equal to the closing sale price of such a share as reported on the Nasdaq Stock Market on July 2, 2009, provided that said option may not be exercised until such time as the Company receives its first cash dividend distribution from AMAK, and further that said option shall terminate and be immediately forfeited if not exercised on or before June 30, 2019.  Compensation expense of approximately $0, $49,000 and $97,000 was recognized during the years ended December 31, 2017, 2016, and 2015, respectively, related to the options awarded to Mr. El Khalidi. Approximately $413,000 was reversed during 2012 due to the performance condition associated with 200,000 shares in options not being met as required by the terms of the award by June 30, 2012.  Previously, on May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited all options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  As discussed in Note 15 we are currently in litigation with Mr. El Khalidi and in connection therewith, we are currently reviewing our legal right to withdraw the options and benefits.  However, as of December 31, 2017, the options vesting upon a cash dividend distribution from AMAK continue to be shown as outstanding.

A summary of the status of the Company's stock option and warrant awards is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,348,437	$7.79
Granted	-	-
Expired	-	-
Exercised	(24,850)	5.90
Forfeited	-	-
Outstanding at December 31, 2017	1,323,587	$7.82	4.2	$7,518
Expected to vest	125,000	$12.26	6.1	$155
Exercisable at December 31, 2017	998,587	$8.15	4.6	$5,342

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock.  At December 31, 2017, options and warrants to purchase approximately 1.3 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the years 2017, 2016, and 2015 was $0.  During 2017, 2016, and 2015 the aggregate intrinsic value of options exercised was approximately $164,000, $237,000 and $2,300,000 respectively, determined as of the date of option exercise.

The Company received approximately $25,000, $11,000 and $123,000 in cash from the exercise of options during 2017, 2016 and 2015, respectively.  Some of the options were exercised via a net transaction.  The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company's non-vested options that are expected to vest is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2017	492,500	$8.25
Granted	-	-
Forfeited	-	-
Vested	(167,500)	11.04
Non-vested at December 31, 2017	325,000	$6.81

Total fair value of options that vested during 2017 was approximately $1,849,000.

As of December 31, 2017, there was approximately $0.4 million of unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 0.2 years.

The Company expects to issue shares upon exercise of options and warrants from its treasury stock and authorized but unissued common stock.

NOTE 17 – INCOME TAXES

The provision for income taxes consisted of the following:

	Year ended December 31,
	2017		2016	2015
	(thousands of dollars)
Current federal provision (benefit)		$(1,202)	$1,691	$4,062
Current state provision		282	18	285

Deferred federal provision (benefit)		(6,320)	8,645	5,367
Deferred state provision		81	150	50

Income tax expense (benefit)	$	(7,159)	$10,504	$9,764

We had no Saudi Arabian income tax expense or liability in 2017, 2016, or 2015.

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 35% for the years ended December 31, 2017, 2016, and 2015, is as follows:

	2017	2016	2015
	(thousands of dollars)
Income taxes at U.S. statutory rate	$3,885	$10,476	$9,927
State taxes, net of federal benefit	235	285	230
Net operating loss carryback	(961)	-	-
Permanent and other items	(11)	(257)	(393)
Deferred tax impact of US tax reform	(10,307)	-	-
Total tax expense (benefit)	$(7,159)	$10,504	$9,764

The Texas margin tax rate was reduced in a legislative reduction effective January 1, 2015.  Permanent differences are primarily due to the Federal manufacturer's deduction, research and development credit, and stock based compensation.

The Company has recognized the provisional tax impacts related to the acceleration of depreciation and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The Company did not identify items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The changes to existing U.S. tax laws as a result of the TCJA, which will have the most significant impact on the Company's federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017.

Acceleration of Depreciation - The Company recognized a provisional reduction to net deferred tax assets attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017. This provisional adjustment resulted in an increase in income tax receivable of approximately $961,000.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2017	2016
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(17,014)	$(22,598)
Intangible assets	(778)	(786)
Other assets	(4)	(10)
Investment in AMAK	(1,023)	(3,109)
Total deferred tax liabilities	$(18,819)	$(26,503)

Deferred tax assets:
Accounts receivable	198	322
Inventory	156	1,283
Mineral interests	226	376
Unrealized loss on swap agreements	-	20
Post-retirement benefits	252	423
Stock-based compensation	971	1,372
Gross deferred tax assets	1,803	3,796
Valuation allowance	(226)	(376)
Total net deferred tax assets	$1,577	$3,420
Net deferred tax liabilities	$(17,242)	$(23,083)

We provided a valuation allowance in 2017 and 2016 against certain deferred tax assets because of uncertainties regarding their realization.  The change in valuation allowance for 2017 of $150 was due to the re-measuring of the valuation allowance due to the TCJA.  There was no change in the valuation allowance for 2016.

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas.  We received notification from the Internal Revenue Service ("IRS") in November 2016 on the selection of the December 31, 2014 tax return for audit. The IRS expanded its audit to include the Research and Development ("R&D") Credits for the year ended December 31, 2015. We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015.  We are in the process of submitting additional documentation to Texas.  We do not expect any changes related to the IRS and Texas audits.  Our federal and Texas tax returns remain open for examination for the years 2014 through 2017.

We recognized no adjustment for uncertain tax positions.  As of December 31, 2017, and 2016, no interest or penalties related to uncertain tax positions had been accrued.

NOTE 18 – SEGMENT INFORMATION

We operate in two business segments; petrochemical and specialty waxes.  We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.  The accounting policies of the reporting segments are the same as those described in Note 2.

Our petrochemical segment includes SHR and GSPL.  Our specialty wax segment includes TC.  We also separately identify our corporate overhead and investing which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Year Ended December 31, 2017
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$210,381	$34,762	$-	$245,143
Operating profit (loss) before depreciation and amortization	36,511	(35)	(7,413)	29,063
Operating profit (loss)	30,201	(4,624)	(7,475)	18,102
Profit (loss) before taxes	27,852	(5,238)	(11,764)	10,850
Depreciation and amortization	6,310	4,589	62	10,961
Capital expenditures	37,569	14,015	-	51,584

		Year Ended December 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$-	$42,606	$-	$-	$42,606
Total assets	265,213	117,579	97,880	(153,346)	327,326

	Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$182,028	$30,371	$-	$212,399
Operating profit before depreciation and amortization	31,885	3,043	(6,444)	28,484
Operating profit (loss)	26,060	(865)	(6,488)	18,707
Profit (loss) before taxes	24,084	10,675	(4,827)	29,932
Depreciation and amortization	5,825	3,908	44	9,777
Capital expenditures	22,948	17,547	-	40,495

		Year Ended December 31, 2016
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$-	$44,467	$-	$-	$44,467
Total assets	219,376	113,676	107,302	(149,870)	290,484

NOTE 19 - NET INCOME PER COMMON SHARE

	Year ended December 31,
	2017	2016	2015
	(thousands of dollars)

Net income	$18,009	$19,428	$18,598

Basic earnings per common share:
Weighted average shares outstanding	24,294	24,284	24,370

Per share amount (dollars)	$0.74	$0.80	$0.76
Diluted earnings per common share:
Weighted average shares outstanding	25,129	24,982	25,181

Per share amount (dollars)	$0.72	$0.78	$0.74

Weighted average shares-denominator basic computation	24,294	24,284	24,370
Unvested restricted stock unit grant	367	310	141
Effect of dilutive stock options	468	388	670
Weighted average shares, as adjusted denominator diluted computation	25,129	24,982	25,181

At December 31, 2017, 2016, and 2015, 1,323,587, 1,348,437 and 1,376,437 potential common stock shares, respectively, were issuable upon the exercise of options and warrants.

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2017 (in thousands, except per share data, rounding may apply):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)	Total

Revenues	$55,542	$62,115	$61,508	$65,978	$245,143
Gross profit	10,618	11,107	9,870	9,966	41,561
Net income	1,487	832	1,718	13,972	18,009
Basic EPS(1)	$0.06	$0.03	$0.07	$0.58	$0.74
Diluted EPS(1)	$0.06	$0.03	$0.07	$0.56	$0.72

	Year Ended December 31, 2016
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter	Total

Revenues	$52,200	$48,854	$57,142	$54,203	$212,399
Gross profit	11,771	11,574	8,905	7,652	39,902
Net income	7,224	10,252	2,799	(847)	19,428
Basic EPS(1)	$0.30	$0.42	$0.12	$(0.03)	$0.80
Diluted EPS(1)	$0.29	$0.41	$0.11	$(0.03)	$0.78

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period.  Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2)	On May 2, 2016, we purchased B Plant. As discussed in Note 3, we recorded a bargain purchase gain of approximately $11.5 million on the transaction.
(3)
As discussed in Note 11, in July 2016 AMAK issued four million shares.  As a result of the equity issuance, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain.

(4)	As discussed in Note 17 the TCJA changed the federal corporate income tax rates from 35% to 21% resulting in a benefit from deferred taxes of approximately $10.3 million.

NOTE 21 – RELATED PARTY TRANSACTIONS

Consulting fees of approximately $27,000, $33,000 and $25,000 were incurred during 2017, 2016, and 2015, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams holds the position of Chief Advisor – Chemicals until April 1, 2017.  At December 31, 2017, and 2016, we had no outstanding liability payable to IHS Global FZ LLC.

Consulting fees of approximately $74,000, $73,000 and $37,000 were incurred during 2017, 2016, and 2015, respectively, from Chairman of the Board, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. At December 31, 2017, and 2016, we had no outstanding liability payable to Mr. Carter.

NOTE 22 – DERIVATIVE INSTRUMENTS
Commodity Financial Instruments

Hydrocarbon based manufacturers, such as SHR, are significantly impacted by changes in feedstock and natural gas prices.  Not considering derivative transactions, feedstock and natural gas used for the years ended December 31, 2017, 2016, and 2015, represented approximately 68.3%, 62.2% and 69.3% of SHR's operating expenses, respectively.

On February 26, 2009, the Board of Directors rescinded its original commodity trading resolution from 1992 and replaced it with a new resolution.  The 2009 resolution allows the Company to establish a commodity futures account for the purpose of maximizing our resources and reducing risk as pertaining to our purchases of natural gas and feedstock for operational purposes by employing a four step process. This process, in summary, includes, (1) education of employees who are responsible for carrying out the policy, (2) adoption of a derivatives policy by the Board explaining the objectives for use of derivatives including accepted risk limits, (3) implementation of a comprehensive derivative strategy designed to clarify the specific circumstances under which we will use derivatives, and (4) establishment and maintenance of a set of internal controls to ensure that all of the derivatives transactions taking place are authorized and in accord with the policies and strategies that have been enacted.  On August 31, 2009, the Company adopted a formal risk management policy which incorporates the above process, as well as, established a "hedge committee" for derivative oversight.

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

The following tables detail (in thousands) the impact the feedstock and natural gas instruments had on the financial statements:

	December 31,
	2017	2016	2015

Realized gain (loss)	$-	$-	$(180)
Unrealized gain (loss)	-	-	180
Net loss	$-	$-	$-

Realized and unrealized gains / (losses) are recorded in Cost of Petrochemical Product Sales and Processing for the years ended December 31, 2017, 2016, and 2015.

Interest Rate Swaps

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminated on December 15, 2017.  We received credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the London InterBank Offered Rate (LIBOR), and paid Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

The following tables detail (in thousands) the impact the agreement had on the financial statements:

	December 31,
	2017	2016

Fair value of derivative liability	$-	$58

Due to the new debt agreements associated with the Acquisition, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014.

NOTE 23- POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement, replacing the February 2007 agreement, was entered into with Hatem El Khalidi. The amended agreement provided $6,000 per month in benefits to Mr. El Khalidi upon his retirement for the remainder of his life. Additionally, upon his death $4,000 per month would be paid to his surviving spouse for the remainder of her life. A health insurance benefit was also to be provided.  An additional $382,000 was accrued in January 2008 for the increase in benefits. A liability of approximately $922,000 and $918,000 based upon an annuity single premium value contract was outstanding at December 31, 2017, and 2016, respectively, and was included in post-retirement benefits.  Mr. El Khalidi retired effective June 30, 2009.  As of December 31, 2017, no payments have been made pursuant to this agreement.

In June 2009 the Company's Board of Directors awarded Mr. El Khalidi a retirement bonus in the amount of $31,500 for 42 years of service.  While there is no written policy regarding retirement bonus compensation, the Company has historically awarded all employees (regardless of job position) a retirement bonus equal to $750 for each year of service.  Since Mr. El Khalidi was employed by the Company for 42 years, the Board of Directors voted to award him a $31,500 retirement bonus, consistent with that provided to all other retired employees. This amount was outstanding at December 31, 2017, and 2016, and was included in post-retirement benefits.

On May 9, 2010, the Board of Directors terminated the retirement agreement, options, retirement bonus, and any outstanding directors' fees due to Mr. El Khalidi; however, due to the litigation discussed in Note 15, all amounts remain outstanding until a resolution is achieved.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter which provides continued welfare benefits for Mr. Carter and his wife for life at the same cost sharing basis as regular employees.  Approximately $249,000 and $265,000 was outstanding at December 31, 2017, and 2016, respectively, and included in post-retirement benefits.  For the period ended December 31, 2017, and 2016, approximately $16,000 and $12,000, respectively had been paid.

TRECORA RESOURCES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2017

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2015	376,037	-	-	376,037
December 31, 2016	376,037	-	-	376,037
December 31, 2017	376,037	(150,415)	-	225,622

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2015	210,000	-	-	210,000
December 31, 2016	210,000	183,339	(93,339)	300,000
December 31, 2017	300,000	-	-	300,000

AL MASANE AL KOBRA MINING COMPANY

Financial Statements
with
Report of Independent Registered Public Accounting Firm

December 31, 2017, 2016, and 2015

Page

Report of Independent Registered Public Accounting Firm	1 - 2

Financial Statements:

Balance Sheets	3 - 4

Statements of Operations	5

Statements of Changes in Shareholders' Equity	6

Statements of Cash Flows	7 - 8

Notes to Financial Statements	9 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Najran, Kingdom of Saudi Arabia

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter
As discussed in Note 10 to the financial statements, the Company has not made their debt payments as they have come due and therefore is in default. The Company received correspondence on March 4, 2018 which waived the event of default and deferred the missed payments to 2018. The Company is currently working with their lender to restructure the terms and repayment schedule of the amount outstanding.  Our opinion is not modified with respect to this matter.

Mamdouh Al Majed & Faisal Al-Enzi
Certified Public Accountants

We have served as the Company's auditor since 2013.

Riyadh, Kingdom of Saudi Arabia
March 12, 2018

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets

	December 31,
	2017	2016
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	32,325,537	56,518,906
Accounts receivable	8,213,816	-
Inventories	27,226,932	15,875,180
Due from shareholders	50,000	50,000
Advances to contractors and other	19,681,780	15,736,784

Total current assets	87,498,065	88,180,870

Non-current assets:
Property and equipment, net	693,801,671	726,529,739
Development costs, net	191,528,180	209,680,505
Deferred mine closure costs	6,700,499	7,817,250

Total non-current assets	892,030,350	944,027,494

	979,528,415	1,032,208,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	22,672,618	13,034,609
Zakat and income tax liability	3,516,673	1,933,625
Due to shareholders	453,816	50,669
Long-term debt, current portion	65,000,000	15,000,000

Total current liabilities	91,643,107	30,018,903

Non-current liabilities
Provision for mine closure costs	15,519,938	14,995,109
Long-term debt, net of current portion and
deferred finance costs	229,082,810	282,472,077
End-of-service indemnities	2,518,529	1,480,636
Deferred income taxes	11,017,714	10,599,748

Total non-current liabilities	258,138,991	309,547,570

3

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets - (Continued)

	December 31,
	2017	2016
	(Expressed in Saudi Riyals)
Commitments and contigencies

Shareholders' equity
Share capital	780,000,000	780,000,000
Share premium	37,546,420	37,546,420
Accumulated deficit	(187,800,103)	(124,904,529)

Total shareholders' equity	629,746,317	692,641,891

	979,528,415	1,032,208,364

AL MASANE AL KOBRA MINING COMPANY
Statements of Operations

	December 31,
	2017	2016	2015
	(Expressed in Saudi Riyals)

Revenues	136,629,881	37,202,504	190,290,543

Costs of revenues	162,388,373	101,743,839	229,428,965

Gross loss margin	(25,758,492)	(64,541,335)	(39,138,422)

General and
administrative expenses	28,299,733	26,957,555	24,633,457

Loss from operations	(54,058,225)	(91,498,890)	(63,771,879)

Other income (expense)
Gain on forgiveness of liabilities and
spare parts (Note 8)	-	65,345,250	-
Finance charges	(6,103,680)	(6,043,410)	(6,360,680)
Other income	893,524	260,953	-

	(5,210,156)	59,562,793	(6,360,680)

Loss before zakat and income taxes	(59,268,381)	(31,936,097)	(70,132,559)

Provision for zakat and income taxes	(3,627,193)	(3,596,244)	(1,990,635)

Net loss	(62,895,574)	(35,532,341)	(72,123,194)

AL MASANE AL KOBRA MINING COMPANY
Statements of Changes in Shareholders' Equity

	(Expressed in Saudi Riyals)
			Retained
			Earnings
	Share	Share	(Accumulated
	Capital	Premium	Deficit)	Total

Balance at December 31, 2014	550,000,000	190,000,000	(17,248,994)	722,751,006

Conversion in share premium to
share capital	190,000,000	(190,000,000)	-	-

Net loss	-	-	(72,123,194)	(72,123,194)

Balance at December 31, 2015	740,000,000	-	(89,372,188)	650,627,812

Issuance of share capital and premium	40,000,000	37,546,420	-	77,546,420

Net loss	-	-	(35,532,341)	(35,532,341)

Balance at December 31, 2016	780,000,000	37,546,420	(124,904,529)	692,641,891

Net loss	-	-	(62,895,574)	(62,895,574)

Balance at December 31, 2017	780,000,000	37,546,420	(187,800,103)	629,746,317

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows

	December 31,
	2017	2016	2015
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net loss	(62,895,574)	(35,532,341)	(72,123,194)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	83,547,586	43,768,238	87,183,080
Accretion of deferred mine closure costs	524,829	507,081	489,934
Amortization of deferred finance costs	1,610,733	2,147,644	2,147,644
Gain on forgiveness of liabilities	-	(65,345,250)	-
Deferred income taxes	417,966	1,718,258	736,216
Changes in operating assets and liabilities:
Accounts receivable	(8,213,816)	28,351,618	(19,254,887)
Inventories	(11,351,752)	15,754,952	(3,308,910)
Advances to contractors and other	(3,944,995)	(6,186,357)	8,175,068
Accounts payable and accrued liabilities	9,638,009	3,511,632	27,106,206
Zakat and income tax liability	1,583,048	679,206	1,254,419
Pre-export advance payment	-	(9,150,880)	5,327,622
End-of-service indemnities	1,037,893	(264,797)	202,418

Net cash provided by (used in) operating activities	11,953,927	(20,040,996)	37,935,616

Cash flows from investing activities:
Additions to property and equipment	(31,550,443)	(29,246,001)	(55,782,406)

AL MASANE AL KOBRA MINING COMPANY

Statements of Cash Flows - (Continued)

	December 31,
	2017	2016	2015
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Issuance of share capital and premium	-	75,092,840	-
Payments on capital lease obligations	-	-	(4,792,531)
Payments on long-term debt	(5,000,000)	-	-
Proceeds from long-term debt	-	-	50,192,000
Net advances from (repayments to) shareholders	403,147	299,231	(119,016)

Net cash provided by (used in) financing activities	(4,596,853)	75,392,071	45,280,453

Net change in cash and cash equivalents	(24,193,369)	26,105,074	27,433,663

Cash and cash equivalents, beginning of year	56,518,906	30,413,832	2,980,169

Cash and cash equivalents, end of year	32,325,537	56,518,906	30,413,832

Supplemental cash flow information

Cash paid for interest	3,686,000	3,895,766	4,213,036

Cash paid for Zakat and income tax	1,626,179	1,198,780	-

Note 1 – Organization and Business

Organization
Al Masane Al Kobra Mining Company is a Saudi Arabian closed joint stock company approved by the Minister of Commerce and Industry Decree Number 247/Q dated 9/10/1428 (October 21, 2007) and registered in Jeddah under Commercial Registration No. 4030175345 on 7/1/1429 (January 16, 2008). During 2015, the head office was moved from Jeddah to Najran. Accordingly, Najran Commercial Registration No. 5950017523 dated 03/11/1431H (October 11, 2010) was modified to be the main Commercial Registration. Unless the context requires otherwise, references to "we", "us", "our", "AMAK", and the "Company" are intended to mean Al Masane Al Kobra Mining Company. All amounts are expressed in Saudi Riyals (SR) unless otherwise noted.

During 2009 the authorized capital of the Company was 450,000,000 consisting of 45 million shares of 10 each of which 50% were issued for cash. The remaining 50% were issued for the contribution of mining rights and assets from Trecora Resources (Trecora) subject to Trecora's liability for a loan in the amount of 41,250,000 due to the Ministry of Finance and National Economy. The mining rights in Al Masane mine were originally granted by Royal Decree Number M/17 effective 1/12/1413 (May 22, 1993) for a period of thirty years, with a right of renewal for a further period of twenty years to Trecora. The mining rights granted Trecora the right of exploitation in Al Masane mine located in Najran, Saudi Arabia, with an area of 44 square kilometers for a surface rental of 10,000 per square kilometer per year, i.e. 440,000 per year.  As  per  the  Ministry  of  Petroleum  and  Mineral  Resources  resolution  dated 13/9/1429   (13/9/2008)   and   the   ministry   subsequent   letter   dated   2/1/1430   (30/12/2008),   the aforementioned rights were transferred to us.

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

During 2017 the Company increased share premium by SR2,453,580 for share that were previously issued.

Except for Trecora and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our share capital is owned by the shareholders as follows:

	Shares	Ownership Percentage	Paid-In Capital
Saudi shareholders	36,459,642	46.74	364,596,420
Trecora (US Company)	26,085,000	33.44	260,850,000
ARMICO (Pan Arab Organization) and Treasury	15,455,358	19.82	154,553,580

	78,000,000	100.00	780,000,000

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

Note 1 – Organization and Business – (Continued)

Business and operations - continued
This planned, temporary shutdown of the facility was due to the continued depressed commodity price environment as well as needs for renovation and maintenance. In February 2016, we entered into a new operating and rehabilitation contract with a different vendor under more favorable terms.  We resumed operations in the first quarter of 2017 and generated enough ore for two shipments in 2017 and have four scheduled shipments in 2018.

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

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2017, 2016, and 2015, we sold our concentrates and doré pursuant to a sales contract with one customer. No amounts have been written off for the years ended December 31, 2017, 2016, and 2015. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2017 and 2016.  Due to the shutdown of operations, we had no outstanding accounts receivable at December 31, 2016.

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

Based on our evaluation, we recorded no impairment losses during the years ended December 31, 2017, 2016 and 2015.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)

Pre-export Advances
At times we receive advances on a pre-export basis against a portion of our inventory on hand prior to shipment. These advances bear interest at 2.5% and are repaid from the proceeds from final concentrate sales. We did not have an outstanding advance liability at December 31, 2017 and 2016.

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the Saudi Riyal was officially pegged to the U.S. Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Any gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2017, 2016, and 2015.

Leasing arrangements
We periodically lease operating equipment, facilities, and office buildings. Rentals payable under operating leases are charged to the statements of operations on a straight-line basis over the term of the relevant lease. For any capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the balance sheet. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities. Finance charges are charged to the statement of operations. At December 31, 2017, we had no outstanding capital lease obligations.

Operating lease expense amounted to approximately SR1,454,000, SR442,000 and SR696,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Environmental costs
Environmental costs are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can reasonably be estimated. Ongoing compliance costs are expensed as incurred.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Asset retirement obligations and costs
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period in which the obligation is incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under various laws, statues, or regulations. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of revenues. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset's carrying value and are depreciated (primarily on a unit-of-production basis) over the asset's respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities and are included in deferred mine closure costs on the accompanying balance sheets. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of Zakat and income tax expense. We recognized no material adjustment for unrecognized income tax liabilities. Zakat and income tax returns for the years from 2010 to 2016 are currently under review with GAZT.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Reclassifications
Certain reclassifications have been made to the prior periods to conform with current year presentation.  In addition, certain reclassifications have been made to the Balance Sheets for the year ended December 31, 2016, related to our adoption of FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes as noted below in Notes 2 and 9.

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

Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally "provisionally" priced at the time of shipment. The provisional price received at the time of shipment is later adjusted to a "final" price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month.  We record revenues at the time of shipment (when title and risk of loss pass) based on then-current LME prices, and we account for any changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the "final price") which is bifurcated and separately accounted for at fair value. See Note 15.

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

Recent accounting pronouncements
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. For nonpublic companies this ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company's financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources. The Company is expecting to begin developing processes and procedures during 2018 to ensure it is fully compliant with these amendments at the date of adoption.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company adopted ASU 2015-17 by classifying its deferred tax assets (liabilities) as noncurrent at December 31, 2017 and 2016.

Note 2 - Summary of Significant Accounting Policies - (Continued)

Recent accounting pronouncements - continued
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt.

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

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 12, 2018, the date on which the financial statements were available to be issued. See Note 10 – Long-term Debt.

Note 3 – Liquidity and Capital Resources

As shown in the financial statements, we have incurred three consecutive years of net losses. Our losses in 2015 were largely attributable to the depressed commodity prices as well as certain operating inefficiencies from the operating contracts with our former operator. In response to these factors, we took certain steps to protect the Company and the shareholders.  We cancelled the operating contracts in 2016 (see Note 8) and suspended operations until the first quarter of 2017.  During our shutdown we renovated our facilities to improve recoveries and reduce costs and prepared to self-operate the facility with the assistance of a Turkish company.

Note 3 – Liquidity and Capital Resources – (Continued)

During 2017, we strategically ramped up operations gradually through the second quarter.  We had two shipments of ore in 2017 as well as sales of gold and silver. We expect four shipments of ore in 2018. We also expect our operations to be positively impacted by the steady increase of copper and zinc prices which increased over 25% in 2017 compared to 2016.   As noted in Note 10, we did not make our scheduled debt repayments on our outstanding debt.  The Company received correspondence on March 4, 2018 which waived the event of default and deferred the missed payments to 2018. We are currently in negotiations with the SIDF to amend the terms and repayment schedule.

We believe that the items discussed above will provide us the necessary liquidity and capital resources.  There can be no assurances that our operating assumptions and objectives will be met or that our negotiations with the SIDF will be successful.

Note 4 – Inventories

Inventories consisted of the following at:

	December 31,
	2017	2016

Ore concentrates	12,118,132	-
Stockpile ore	9,417,626	-
Precious metal dore	-	4,231,848
Explosives	485,668	539,284
Chemicals and other	5,205,506	11,104,048

	27,226,932	15,875,180

As discussed in Note 2, we can receive advances on a pre-export basis on our mill stockpiles.

Note 5 – Advances to Contractors and Other

Advances to contractors and other consisted of the following at:

	December 31,
	2017	2016

Advances to contractors	11,992,870	6,782,227
Prepaid expenses	4,385,449	5,155,614
Other miscellaneous advances and receivables	3,303,461	1,345,363

	19,681,780	13,283,204

Note 6 – Property and Equipment

Property and equipment, net consisted of the following at:

	December 31,
	2017	2016

Buildings	191,041,157	190,152,290
Leasehold improvements	1,838,317	1,838,317
Heavy equipment	110,259,122	105,298,173
Motor vehicles	22,783,108	22,788,233
Civil works	15,582,921	15,081,589
Tailings dam	22,684,394	22,684,394
Plant and machinery	315,029,454	282,278,789
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	254,832,012	245,952,161
Construction in progress	5,532,817	21,964,039

	1,038,478,128	1,006,932,811

Less accumulated depreciation, depletion and amortization	(344,676,457)	(280,403,072)

	693,801,671	726,529,739

Note 6 – Property and Equipment - (Continued)

Property and equipment serve as collateral for the SIDF loan agreement (see Note 10).

Depreciation, depletion and amortization expense related to property and equipment was approximately, SR64,300,000 and SR42,700,000 for years ended December 31, 2017 and 2016.  During 2016, the mine was temporarily closed for renovation, therefore, no amortization or depletion was recorded on certain mining assets.

Note 7 – Development Costs

Development costs, net consisted of the following at:
	December 31,
	2017	2016

Cost	289,973,237	289,973,237
Accumulated amortization	(98,445,057)	(80,292,732)

	191,528,180	209,680,505

Development costs are amortized using the unit of production method upon extraction of the ore. Amortization expenses related to development costs was approximately SR18,200,000 for the year ended December 31, 2017. During 2016, the mine was temporarily closed for renovation; therefore, no amortization was recorded.

Note 8 – Accounts Payable, Accrued Liabilities and Forgiveness of Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	December 31,
	2017	2016

Accounts payable and accrued liabilities	17,858,012	11,483,683
Accrued interest	2,802,493	-
Accrued salaries and payroll expenses	2,012,113	1,550,926

	22,672,618	13,034,609

Note 8 – Accounts Payable, Accrued Liabilities and Forgiveness of Liabilities – (Continued)

On March 31, 2016, the Company entered into finalization and discharge memorandums of understanding (MOU's) with their former mine operator CGM and subcontractor Nesma where certain contracts were cancelled.  These contracts include the EPC Surface Works Contract and Subcontract (CGM/NESMA) dated November 26, 2007, the Underground Mining Contract (CGM) dated June 29, 2010, the 1st Surface Works O&M Contract (CGM) dated July 3, 2011, and the 2nd Surface Works O&M Contract (CGM) dated November 3, 2014 (collectively, the Contracts).

The MOU's are binding agreements between the Company, CGM and Nesma.  All of CGM's spare parts on site related to the Contracts shall revert to and become the property of the Company.  CGM received payment of approximately SR4,500,000 and forfeited their rights to the spare parts that had an economic value of approximately SR34,477500.  The spare parts were recorded at SR4,500,000 and included in property and equipment, net on the balance sheets. Under the MoU's, CGM and Nesma shall not receive any further payments from the Company as full settlement against the deterioration of property, plant and equipment which exceeds normal wear and tear and any other breach of contracts.    In recognition of certain financial losses incurred by the Company, CGM and NESMA agreed to forfeit the recovery of all remaining amounts due under the Contracts. The total amounts of liabilities recorded on the Company's books as of March 31, 2016 were approximately SR65,345,000 which were written off to other income on the statement of operations for the year ended December 31, 2016.  There are no outstanding or unresolved claims and all parties have fulfilled their obligations in connection with the Contracts.

Note 9 – Zakat and Income Tax

We have submitted our Zakat and income tax return for the year ended December 31, 2016 and have obtained our 2016 Zakat certificate. We are in the process of preparing and submitting our Zakat and income tax return for the year 2017.

The Zakat base for the Saudi shareholders was positive in 2017, 2016 and 2015 and Zakat expense and corresponding liability has been recorded.  There was no taxable profit attributable to our non-Saudi (foreign) shareholders for 2017, 2016, and 2015. Therefore, no current income tax liability is due in those years.

Note 9 – Zakat and Income Tax - (Continued)

The provision for Zakat and income taxes consisted of the following:

	Years ended December 31,
	2017	2016	2015

Non-current deferred income tax benefit	(8,617,706)	(6,694,909)	(10,531,677)
Change in valuation allowance	9,035,670	8,413,167	11,267,893
Current Zakat expense	3,209,229	1,877,986	1,254,419

Provision for Zakat and income taxes	3,627,193	3,596,244	1,990,635

The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2017, 2016, and 2015, relates to changes in the valuation allowance and adjustments to estimates in depreciation.

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2017	2016

Deferred tax assets:
Loss carryforward	42,883,732	33,478,181
Other	468,568	302,140

	43,352,300	33,780,321
Deferred tax liabilities:
Property and Equipment	(21,236,472)	(20,282,197)

Net deferred tax asset	22,115,828	13,498,124
Valuation allowance	(33,133,542)	(24,097,872)

Net deferred tax liability	(11,017,714)	(10,599,748)

Note 9 – Zakat and Income Tax – (Continued)

At December 31, 2017 and 2016, we had tax loss carryforwards totaling approximately SR214,418,000 and SR167,390,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2017 and 2016 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.

Note 10 - Long-term Debt

During 2010, the Company entered into a loan agreement with the Saudi Industrial Development Fund (SIDF) for SR330,000,000 to finish the development of the mine and provide working capital. The loan originally matured in 2019, however, the agreement was amended during 2015 to adjust the maturity date to 2022 as well as the repayment schedule. Under the terms of the agreement with SIDF, we are required to maintain certain financial covenants, among other requirements. We did not make our second scheduled loan repayment of SR10,000,000 in 2017 nor our payment of SR15,000,000 due in January 2018 and were in default.  The Company received correspondence on March 4, 2018 which waived the event of default and deferred the missed payments to 2018. We are currently negotiating with the SIDF to renegotiate the terms and repayment schedule of the loan agreement. The loan agreement is collateralized by all the assets of Company and is guaranteed by the shareholders.

Long-term debts are summarized as follows at:

	December 31,
	2017	2016

SIDF loan agreement	305,000,000	310,000,000
Deferred finance charges	(10,917,190)	(12,527,923)
Total debt	294,082,810	297,472,077

Less current portion	65,000,000	15,000,000

Total long-term debt, less current portion	229,082,810	282,472,077

Note 10 - Long-term Debt – (Continued)

Deferred finance costs are comprised of SIDF loan origination charges which are capitalized and amortized over the period of the related loan which approximates the interest method. Loan fees of SR10,917,190 and SR12,527,923 net of accumulated amortization are included net with long-term debt at December 31, 2017 and 2016.  Amortization of loan fees amounted to approximately SR1,611,000, SR2,148,000, and SR2,622,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The loan is repayable in increasing semi-annual installments. The repayment schedule prior to any changes from the negotiations with SIDF discussed above is as follows:

Years Ending December 31,

2018	65,000,000
2019	50,000,000
2020	60,000,000
2021	60,000,000
2022	70,000,000

305,000,000

Note 11 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2017	2016

Balance, beginning of year	1,480,636	1,745,433
Provision for the year	1,375,024	1,032,104
Paid during the year	(337,131)	(1,296,901)
Balance, end of year	2,518,529	1,480,636

Note 12 – Asset Retirement Obligations

During 2012, we recorded an ARO for deferred mine closure costs of approximately SR12,843,000. These deferred mine closure costs are being amortized over the estimated life of the mine which is approximately 11.5 years. Amortization expense for 2017, 2016, and 2015 was approximately SR1,117,000 for each respective year.

Deferred mine closure costs consisted of the following at:
	December 31,
	2017	2016

Cost	12,842,625	12,842,625
Accumulated amortization	(6,142,126)	(5,025,375)

	6,700,499	7,817,250

A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2017	2016	2015

Balance, beginning of year	14,995,109	14,488,028	13,998,094
Accretion expense	524,829	507,081	489,934

Balance, end of year	15,519,938	14,995,109	14,488,028

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 13 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2017	2016	2015

Wages, salaries and related costs	14,837,901	10,053,109	10,459,516
Depreciation	-	-	235,605
Mine closure and environmental	1,641,580	1,623,831	1,606,683
Office expenses	4,268,282	5,124,983	5,911,485
Travel and accommodation	3,025,206	1,611,793	1,686,018
Professional fees	2,272,224	8,169,121	3,972,898
Other	611,711	374,718	761,252

	26,656,904	26,957,555	24,633,457

Note 14 - Commitments and Contingencies

Lease commitments
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. We entered into leases for a new corporate office and three residential villas in Najran through 2025. During 2015, we entered into a new mining lease that covers the Guyan area for a period of 20 years.  No significant new leases were entered into during 2017 or 2016. A summary of these commitments are as follows:

Years Ending December 31,

2018	913,333
2019	990,000
2020	990,000
2021	990,000
2022	990,000
Thereafter	3,467,500

8,340,833

Note 15 - Fair Value Measurement

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

We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2017 or 2016. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.

Note 16 – Embedded Derivatives

As described in Note 2 under "Revenue Recognition," our concentrate sales contracts provide for provisional pricing based on the LME price at the time of shipment as specified in the contract.  Sales contracts with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts. Our embedded derivatives at December 31, 2017, were not significant to the financial statements.  We had no embedded derivatives at December 31, 2016.

