Form 10-Q
period 2018-03-31
TRECORA RESOURCES
filed 2018-05-04
CIK 7039

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-33926
TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

DELAWARE	75-1256622
(State or other jurisdiction of	(I.R.S. employer incorporation or
organization)	identification no.)

1650 Hwy 6 South, Suite 190	77478
Sugar Land, Texas	(Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (281) 980-5522

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
Yes   No  X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at May 1, 2018: 24,322,625.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2018 (unaudited)	DECEMBER 31, 2017
ASSETS	(thousands of dollars)
Current Assets
Cash	$2,568	$3,028
Trade receivables, net	27,421	25,779
Insurance receivable	742	--
Inventories	15,691	18,450
Prepaid expenses and other assets	5,131	4,424
Taxes receivable	5,481	5,584
Total current assets	57,034	57,265

Plant, pipeline and equipment, net	190,139	181,742

Goodwill	21,798	21,798
Intangible assets, net	20,343	20,808
Investment in AMAK	45,224	45,125
Mineral properties in the United States	588	588

TOTAL ASSETS	$335,126	$327,326
LIABILITIES
Current Liabilities
Accounts payable	$14,888	$18,347
Accrued liabilities	4,229	3,961
Current portion of post-retirement benefit	302	305
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	889	870
Total current liabilities	28,369	31,544

Long-term debt, net of current portion	99,031	91,021
Post-retirement benefit, net of current portion	897	897
Other liabilities, net of current portion	1,374	1,611
Deferred income taxes	17,670	17,242
Total liabilities	147,341	142,315

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued 24.5 million in 2018 and 2017 and outstanding 24.3 million shares in 2018 and 2017	2,451	2,451
Additional paid-in capital	56,422	56,012
Common stock in treasury, at cost	(184)	(196)
Retained earnings	128,807	126,455
Total Trecora Resources Stockholders' Equity	187,496	184,722
Noncontrolling Interest	289	289
Total equity	187,785	185,011

TOTAL LIABILITIES AND EQUITY	$335,126	$327,326
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$66,699	$50,899
Processing Fees	5,042	4,643
	71,741	55,542

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,830 and $2,383, respectively)	61,601	44,924

GROSS PROFIT	10,140	10,618

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	6,335	6,221
Depreciation	196	205
	6,531	6,426

OPERATING INCOME	3,609	4,192

OTHER INCOME (EXPENSE)
Interest Income	7	2
Interest Expense	(878)	(636)
Equity in Earnings (Losses) of AMAK	230	(966)
Miscellaneous Expense	(26)	(44)
	(667)	(1,644)

INCOME BEFORE INCOME TAXES	2,942	2,548

INCOME TAXES	590	1,061

NET INCOME	2,352	1,487

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	--	--

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$2,352	$1,487

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.10	$0.06

Basic Weighted Average Number of Common Shares Outstanding	24,343	24,240

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.09	$0.06

Diluted Weighted Average Number of Common Shares Outstanding	25,231	25,054

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
JANUARY 1, 2018	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock Options
Issued to Directors	-	-	(10)	-	-	(10)	-	(10)
Issued to Employees	-	-	154	-	-	154	-	154
Restricted Stock Units
Issued to Directors	-	-	93	-	-	93	-	93
Issued to Employees	-	-	349	-	-	349	-	349
Common Stock
Issued to Directors	-	-	(63)	24	-	(39)	-	(39)
Issued to Employees	-	-	(39)	44	-	5	-	5
Stock Exchange (see Notes 8 & 16)	-	-	(65)	(65)	-	(130)	-	(130)
Warrants	-	-	(9)	9	-	-	-	-
Net Income	-	-	-	-	2,352	2,352	-	2,352

MARCH 31, 2018	24,311	$2,451	$56,422	$(184)	$128,807	$187,496	$289	$187,785

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,352	$1,487
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,561	2,123
Amortization of Intangible Assets	465	465
Unrealized Gain on Derivative Instruments	-	(24)
Share-based Compensation	592	633
Deferred Income Taxes	428	1,178
Postretirement Obligation	(3)	(2)
Equity in (Earnings) Losses of AMAK	(230)	966
Bad Debt Expense	128	-
Amortization of Loan Fees	93	68
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(1,770)	(2,056)
Increase in Insurance Receivables	(742)	-
(Increase) Decrease in Taxes Receivable	102	(160)
Decrease in Inventories	2,759	2,914
(Increase) Decrease in Prepaid Expenses and Other Assets	(803)	79
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,190)	989
Increase (Decrease) in Other Liabilities	(7)	70
Net Cash Provided by Operating Activities	2,735	8,730

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(11,028)	(13,881)
Advances to AMAK, net	(44)	(26)
Cash Used in Investing Activities	(11,072)	(13,907)

FINANCING ACTIVITIES
Payments Related to Tax Withholding for Stock-based Compensation	(40)	-
Addition to Long-Term Debt	10,000	5,000
Repayment of Long-Term Debt	(2,083)	(4,167)
Net Cash Provided by Financing Activities	7,877	833

NET DECREASE IN CASH	(460)	(4,344)

CASH AT BEGINNING OF PERIOD	3,028	8,389

CASH AT END OF PERIOD	$2,568	$4,045

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,124	$936
Cash payments for taxes, net of refunds	$-	$-
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$210	$161
Stock exchange (Notes 8 & 16)	$130	$-

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
(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the petrochemical segment
(5)	TC – Trecora Chemical, Inc. – Specialty wax segment
(6)	AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 33% ownership
(7)	PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Operating results for the three months ended March 31, 2018, are not necessarily indicative of results for the year ending December 31, 2018.

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

Revenue Recognition

The Company adopted Financial Accounting Standards Board ("FASB") ASC Topic 606 ("ASC 606"), Revenue from Contracts with Customers and its amendments with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.  ASC 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers except where revenues are in scope of another accounting standard. ASC 606 superseded the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC 606 also requires certain additional revenue-related disclosures.

The Company applied the modified retrospective approach under ASC 606 which allows for the cumulative effect of adopting the new guidance on the date of initial application. Use of the modified retrospective approach means the Company's comparative periods prior to initial application are not restated. The initial application was applied to all contracts at the date of the initial application.   The Company has determined that the adjustments using the modified retrospective approach did not have a material impact on the date of the initial application along with the disclosure of the effect on prior periods.

Accounting Policy

Beginning on January 1, 2018, revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. In evaluating when a customer has control of the asset we primarily consider whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer has accepted delivery and a right to payment exists. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales and processing. The Company does not offer material rights of return or service-type warranties.

For the three months ended March 31, 2017 the Company recognized revenue according to FASB ASC Topic 605, "Revenue Recognition", ("ASC 605"), when (1) the customer accepted delivery of the product and title had been transferred or when the service was performed and the Company had no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction had occurred; (3) price was fixed and determinable; and (4) collection was assured.  Product sales generally met these criteria, and revenue was recognized, when the product was delivered or title was transferred to the customer.  Sales revenue was presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers were recorded as a component of revenue.  Revenues received in advance of future sales of products or prior to the performance of services were presented as deferred revenues. Shipping and handling costs were classified as cost of product sales and processing and were expensed as incurred.
Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, disaggregation of revenues, and contract balance disclosures, see Note 14.

Petrochemical segment
The petrochemical segment of the Company produces eight high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry. SHR's petrochemical products are typically transported to customers by rail car, tank truck, iso-container and ship.
Product Sales - The Company sells individual (distinct) products to its customers on a stand-alone basis (point-of-sale) without any further integration.  There is no significant modification of any one or more products sold to fulfill another promised product or service within any of the Company's product sale transactions.  The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected 30 to 60 days subsequent to point of sale.
Processing Fees - The Company's promised services consist of processing customer supplied feedstocks into custom products including, if requested, services for forming, packaging, and arranging shipping.  Pursuant to Tolling Agreements the customer retains title to the feedstocks and processed products.  The performance obligation in each Tolling Agreement transaction is the processing of customer provided feedstocks into custom products and is satisfied over time.   The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.

Specialty Wax segment
The specialty wax segment of the Company manufactures and sells specialty polyethylene and poly alpha olefin waxes and also provides custom processing services for customers.
Product Sales - The Company sells individual (distinct) products to its customers on a stand-alone basis (point-of-sale)

without any further integration.  There is no significant modification of any one or more products sold to fulfill another promised product or service within any of the Company's product sale transactions.  The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.
Processing Fees - The Company's promised services consist of processing customer supplied feedstocks into custom products including, if requested, services for forming, packaging, and arranging shipping.  Pursuant to Tolling Agreements and Purchase Order Arrangements, the customer typically retains title to the feedstocks and processed products.  The performance obligation in each Tolling Agreement transaction and Purchase Order Arrangement is the processing of customer provided feedstocks into custom products and is satisfied over time.   The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-09 across all revenue streams.  This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard.  We completed contract reviews and validated results of applying the new revenue guidance (Note 1).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.   Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is in the process of fully evaluating the amendments and will subsequently implement new processes. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the effect of ASU 2018-02 on its consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(thousands of dollars)
Trade receivables	$27,849	$26,079
Less allowance for doubtful accounts	(428)	(300)
Trade receivables, net	$27,421	$25,779

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2018	December 31, 2017
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	723	779
Prepaid insurance	92	-
Spare parts	1,100	954
Other prepaid expenses and assets	1,297	772
Total	$5,131	$4,424

5. INVENTORIES

Inventories included the following:

	March 31, 2018	December 31, 2017
	(thousands of dollars)
Raw material	$2,612	$3,703
Work in process	51	27
Finished products	13,028	14,720
Total inventory	$15,691	$18,450

Inventory serves as collateral for our amended and restated credit agreement.  See Note 10.

Inventory included petrochemical products in transit valued at approximately $4.0 million and $3.7 million at March 31, 2018, and December 31, 2017, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,428	5,428
Plant, pipeline and equipment	188,529	186,946
Construction in progress	60,441	50,996
Total plant, pipeline and equipment	256,010	244,982
Less accumulated depreciation	(65,871)	(63,240)
Net plant, pipeline and equipment	$190,139	$181,742

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $304,000 and $374,000 for the three months ended March 31, 2018 and 2017, respectively.

Labor capitalized for construction was approximately $1.2 million and $0.8 million for the three months ended March 31, 2018, and 2017, respectively.

Construction in progress during the first three months of 2018 included equipment purchased for various equipment updates at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the platinum catalyst which is included in cost of sales was approximately $0 and $25,000 for the three months ended March 31, 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	March 31, 2018
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,932)	$12,920
Non-compete agreements	94	(66)	28
Licenses and permits	1,471	(416)	1,055
Developed technology	6,131	(2,146)	3,985
	24,548	(6,560)	17,988
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(6,560)	$20,343

	December 31, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,651)	$13,201
Non-compete agreements	94	(61)	33
Licenses and permits	1,471	(390)	1,081
Developed technology	6,131	(1,993)	4,138
	24,548	(6,095)	18,453
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	-	197
Trade name	2,158	-	2,158
Total	$26,903	$(6,095)	$20,808

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2018, and 2017, was approximately $465,000 and $465,000, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2018, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Customer relationships	$12,920	$843	$1,123	$1,123	1,123	1,123	1,123	$6,462
Non-compete agreements	28	14	14	-	-	-	-	-
Licenses and permits	1,055	79	106	106	101	86	86	491
Developed technology	3,985	460	613	613	613	613	613	460
Total future amortization expense	$17,988	$1,396	$1,856	$1,842	$1,837	$1,822	$1,822	$7,413

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,352	24,343	$0.10	$1,487	24,240	$0.06

Unvested restricted stock units		403			321
Dilutive stock options outstanding		485			493

Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,352	25,231	$0.09	$1,487	25,054	$0.06

At March 31, 2018 and 2017, respectively, 1,242,160 and 1,344,087 potential common stock shares, respectively were issuable upon the exercise of options and warrants.

In first quarter 2018, we completed an exchange of shares with some Saudi Arabian shareholders whereby they traded 65,000 shares of TREC stock in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	March 31, 2018	December 31, 2017
	(thousands of dollars)
Accrued state taxes	$332	$272
Accrued property taxes	703	-
Accrued payroll	983	1,407
Accrued interest	31	30
Accrued officer compensation	300	500
Other	1,880	1,752
Total	$4,229	$3,961

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

We were in compliance with all covenants at March 31, 2018.

On July 25, 2017, TOCCO, SHR, GSPL, and TC (SHR, GSPL and TC collectively, the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The 3rd Amendment increased the Revolving Facility from $40.0 million to $60.0 million.  There were no other changes to the Revolving Facility.  Under the ARC as amended, we have a $60.0 million revolving line of credit which matures on October 1, 2019.  As of March 31, 2018, and December 31, 2017, there was a long-term amount of $45.0 million and $35.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At March 31, 2018, approximately $14.9 million was available to be drawn; however, only $10.0 million could be drawn while maintaining compliance with our covenants.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the "Acquisition Loan") to partially finance the acquisition of TC.  Interest on the Acquisition Loan is payable quarterly using a ten-year commercial style amortization.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $1.8 million, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At March 31, 2018, there was a short-term amount of $7.0 million and a long-term amount of $38.5 million outstanding.  At December 31, 2017, there was a short-term amount of $7.0 million and a long-term amount of $40.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan ("Term Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans is paid monthly.  Principal is also payable on the last business day of each March, June, September and December in an amount equal to $0.3 million, provided that the final installment on the September 30, 2019, maturity date shall be in an amount equal to the then outstanding unpaid principal balance of the Term Loans. At March 31, 2018, there was a short-term amount of $1.3 million and a long-term amount of $15.7 million outstanding.  At December 31, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.0 million outstanding.

Debt issuance costs of approximately $0.4 million and $0.5 million for the periods ended March 31, 2018, and December 31, 2017, have been netted against outstanding loan balances.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At March 31, 2018, and December 31, 2017, the rate was 4.38% and 4.07%, respectively.

The following table summarizes the carrying amounts and debt issuance costs of our long-term debt (in thousands):

	March 31, 2018	December 31, 2017

Acquisition loan	$45,500	$47,250
Term loan	17,000	17,333
Revolving facility	45,000	35,000
Total	107,500	99,583
Debt issuance costs	(408)	(501)
Total long-term debt	$107,092	$99,082

Less current portion including loan fees	8,061	8,061

Total long-term debt, less current portion including loan fees	$99,031	$91,021

11. FAIR VALUE MEASUREMENTS

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

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. The agreement terminated in December 2017; therefore, there was no outstanding liability at March 31, 2018, or December 31, 2017.  See discussion of our derivative instruments in Note 12.

12. DERIVATIVE INSTRUMENTS

Interest Rate Swap

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminated on December 15, 2017.  We received credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the LIBOR, and paid Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

Due to the new debt agreements associated with the Acquisition, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014.

13. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $592,000 and $633,000 during the three months ended March 31, 2018, and 2017, respectively, was recognized.

Restricted Stock Awards

On January 17, 2018, we awarded 251 shares of restricted stock to an officer at a grant date price of $13.85.  The stock was immediately vested.  Compensation expense recognized during the three months ended March 31, 2018, was $5,000.

Restricted Stock Unit Awards

On February 20, 2018, we awarded approximately 102,000 shares of restricted stock units to officers at a grant date price of $12.15.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three months ended March 31, 2018, was approximately $36,000.

Officer compensation of approximately $112,000 and $0 during the three months March 31, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to officers vesting through 2020.

Director compensation of approximately $84,000 and $81,000 during the three months March 31, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to directors vesting through 2020.

Officer compensation of approximately $97,000 and $105,000 was recognized during the three months ended March 31, 2018, and 2017, respectively, related to restricted stock unit awards granted to officers.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Employee compensation of approximately $104,000 and $108,000 during the three months ended March 31, 2018, and 2017, respectively, was recognized related to restricted stock units with a four year vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock units activity in the first three months of 2018 was as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share

Outstanding at January 1, 2018	387,702	$11.39
Granted	102,317	$12.15
Forfeited	(34,585)	$10.97
Vested	(51,998)	$12.34
Outstanding at March 31, 2018	403,436	$11.50

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2018	1,323,587	$7.82
Granted	--	--
Exercised	(81,427)	6.26
Forfeited	--	--
Outstanding at March 31, 2018	1,242,160	$7.93	4.1
Exercisable at March 31, 2018	1,042,160	$8.80	4.7

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors' compensation of approximately $0 and $30,000 during the three months ended March 31, 2018, and 2017, respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $154,000 and $309,000 during the three months ended March 31, 2018, and 2017, respectively, was recognized related to options with a four- year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $0 was recognized during the three months ended March 31, 2018, and 2017, related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK Saudi shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company is litigating its right to withdraw the options and benefits and as such, these options and benefits continue to be shown as outstanding.  See further discussion in Note 18.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

14. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer.  Segment data may include rounding differences.

Our specialty petrochemical segment includes SHR and GSPL.  Our specialty synthetic wax segment is TC.  We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended March 31, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$60,285	$6,383	$-	$31	$66,699
Processing fees	2,028	3,212	-	(198)	5,042
Total revenues	62,313	9,595	-	(167)	71,741
Operating profit (loss) before depreciation and amortization	8,393	390	(2,148)	-	6,635
Operating profit (loss)	6,679	(914)	(2,156)	-	3,609
Profit (loss) before taxes	6,054	(1,181)	(1,931)	-	2,942
Depreciation and amortization	1,714	1,304	8	-	3,026
Capital expenditures	10,283	745	-	-	11,028

	Three Months Ended March 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$44,391	$6,508	$-	-	$50,899
Processing fees	1,488	3,155	-	-	4,643
Total revenues	45,879	9,663	-	-	55,542
Operating profit (loss) before depreciation and amortization	8,214	745	(2,179)	-	6,780
Operating profit (loss)	6,658	(271)	(2,195)	-	4,192
Profit (loss) before taxes	6,005	(290)	(3,167)	-	2,548
Depreciation and amortization	1,556	1,016	16	-	2,588
Capital expenditures	8,756	5,125	-	-	13,881

	March 31, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$21,495	$3,127	$-	$25	$24,647
Trade receivables, processing fees	1,018	1,841	-	(85)	2,774
Goodwill and intangible assets, net	-	42,141	-	-	42,141
Total assets	275,063	117,297	97,543	(154,777)	335,126

	December 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$20,211	$2,671	$-	$-	$22.882
Trade receivables, processing fees	983	1,914	-	-	2,897
Goodwill and intangible assets, net	-	42,606	-	-	42,606
Total assets	265,213	117,579	97,880	(153,346)	327,326

15. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit.  In April 2017 the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities.  We received notification from the IRS in March 2018 that audit was complete and acceptance of the refund claims resulting from the R&D credit for approximately $350,000.  We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015.  We are in the process of submitting additional documentation to Texas.  We do not expect any changes related to the Texas audit.  Tax returns for various jurisdictions remain open for examination for the years 2014 through 2017.  As of March 31, 2018, and December 31, 2017, we recognized no adjustment for uncertain tax positions.  As of March 31, 2018, and December 31, 2017, no interest or penalties related to uncertain tax positions have been accrued.

The effective tax rate varies from the federal statutory rate of 21% primarily as a result of state tax expense and stock based compensation for the three months ended March 31, 2018.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction for the three months ended March 31, 2017.  We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

On December 22, 2017, Public Law No. 115-97 known as the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% for tax years effective January 1, 2018. The TCJA also implements a territorial tax system, provides for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminates the alternative minimum tax (AMT), makes AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition the TJCA creates prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

We have elected to recognize the income tax effects of the TCJA in our financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made, then no impact is recognized for the effect of the TCJA. SAB 118 permits an up to one year measurement period to finalize the measurement of the impact of the TCJA.

We have recognized the provisional tax impacts related to the acceleration of depreciation and included these amounts in our consolidated financial statements for the three months ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA . We did not identify items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of March 31, 2018, and December 31, 2017.

Subsequent to quarter end, we received income tax refunds of approximately $4.4 million that were listed as income tax receivable at March 31, 2018.

16. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 13 and 18.  All amounts which have not met termination dates remain recorded until a resolution is achieved. As of March 31, 2018, and December 31, 2017, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter.  As of March 31, 2018, and December 31, 2017, approximately $0.2 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

17. INVESTMENT IN AMAK

In first quarter 2018, we completed an exchange of shares with some Saudi Arabian shareholders whereby they traded 65,000 shares of TREC stock in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.  This transaction reduced our ownership percentage from 33.44% to 33.41%.

As of March 31, 2018, and December 31, 2017, the Company had a non-controlling equity interest of 33.4% in AMAK of approximately $45.2 million and $45.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2018.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal (SR).  In June 1986 the SR was officially pegged to the U. S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Sales	$14,087	$2,256
Gross profit (loss)	1,581	(1,307)
General, administrative and other expenses	1,900	2,589
Net Loss	$(319)	$(3,896)

Depreciation and amortization was $7.7 million and $0.5 million for the three months ended March 31, 2018, and 2017, respectively.  Therefore, net income before depreciation and amortization was as follows:

	Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Net income (loss) before depreciation and amortization	$7,382	$(3,369)

Financial Position
	March 31,	December 31,
	2018	2017
	(thousands of dollars)
Current assets	$33,273	$23,333
Noncurrent assets	228,733	237,875
Total assets	$262,006	$261,208

Current liabilities	$22,873	$24,439
Long term liabilities	71,520	68,837
Shareholders' equity	167,613	167,932
	$262,006	$261,208

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three months ended March 31, 2018, and 2017, is comprised of the following:

	Three months ended March 31,
	2018	2017
	(thousands of dollars)
AMAK Net Loss	$(319)	$(3,896)

Company's share of loss reported by AMAK	$(107)	$(1,303)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337
Equity in earnings (loss) of AMAK	$230	$(966)

See our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

At March 31, 2018, and December 31, 2017, we had a receivable from AMAK of approximately $165,000 and $121,000, respectively, relating to unreimbursed travel and Board expenses which are included in prepaid and other assets.  We did not advance any cash to AMAK during 2018.

18. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $27,000 were incurred during the three months ended March 31, 2017, from IHS Global FZ LLC of which Company director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $31,000 and $19,000 were incurred during the three months ended March 31, 2018, and 2017, respectively, from our Executive Chairman, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.  In March 2018, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2018, unless otherwise agreed by the Company and Mr. Carter.

19. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.33 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  The total amount outstanding to the SIDF at March 31, 2018, was 305.0 million Saudi Riyals (US$81.3 million).  AMAK has not made certain scheduled payments on their loan.  They obtained a waiver from SIDF regarding the missed payments and are currently working with SIDF to renegotiate the terms and repayment schedule of the loan agreement.  We do not believe that these events will result in any performance under our guarantee.

Operating Lease Commitments

We have operating leases for the rental of railcars, office space, and equipment with expiration dates through 2026.  Rental expense for these operating leases for the three months ended March 31, 2018, and 2017, was $1.1 million and $0.8 million, respectively.

Litigation

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  The Trial Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice and the Ninth Court of Appeals affirmed. Mr. El Khalidi filed a petition for review with the Supreme Court of Texas, which was denied April 6, 2018.  Mr. El Khalidi filed a motion for rehearing of his petition for review with the Supreme Court of Texas on April 23, 2018.  Liabilities of approximately $1.0 million remain recorded, and the options will continue to accrue in accordance with their own terms until all matters are resolved.

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers.  Shortfall fee expenses for the three months ended March 31, 2018, and 2017, were $0.1 million and $0.9 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $149,000 and $165,000 for the three months ended March 31, 2018, and 2017, respectively.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management.  Our accounting and financial reporting fairly reflect our business model which is based on the safe manufacturing and marketing of petrochemical products and synthetic waxes.  Our business model involves the manufacture and sale of tangible products and the provision of custom processing services.  Our consistent approach to providing high purity products and quality services to our customers has helped to maintain our current position as a preferred supplier of various petrochemical products.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2017.

We believe we are well-positioned to benefit from capital investments that we have recently completed or that are in progress.  As a result of the D-Train expansion which was completed in 2014, we now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  Both the advanced reformer unit and the hydrogenation/distillation project will provide increased revenue and gross margin.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business outlook.

In February 2018, while commissioning the new advanced reformer, the unit overheated and ignited a fire. The response team quickly extinguished the fire without injury, and there was no environmental impact.  However, there was damage to all six heaters in the unit, and the damaged equipment is being replaced. Our best estimate of the start-up is in third quarter 2018.  Insurance adjustors have been to the site multiple times, and we expect that our insurers will cover any costs over our $1 million deductible.

We continue to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.  We believe these attributes are an important differentiation from our competitors.

Review of First Quarter 2018 Results

We reported first quarter 2018 earnings of $2.4 million up from $1.5 million from first quarter 2017. Diluted earnings per share of $0.09 were reported for 2018, up from $0.06 in 2017.  Sales volume of our petrochemical products increased 34.4%, and sales revenue from our petrochemical products increased 35.8% as compared to first quarter 2017.  Prime product petrochemical sales volumes (which exclude by-product sales) were up 27.1% over first quarter 2017.  Wax sales revenue was down 1.9% compared to first quarter 2017.  Gross profit margin decreased to 14.1% of sales in first quarter 2018 from 19.2% in first quarter 2017.

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

	Three months ended March 31,
	2018	2017
Net Income	$2,352	$1,487

Interest expense	878	636
Depreciation and amortization	3,026	2,588
Income tax expense	590	1,061
EBITDA	$6,846	$5,772

Share-based compensation	592	633
Equity in (earnings) losses of AMAK	(230)	966
Adjusted EBITDA	$7,208	$7,371

Net Income	$2,352	$1,487

Equity in (earnings) losses of AMAK	$(230)	$966
Taxes at statutory rate of 21% for 2018 and 35% for 2017	48	(338)
Tax effected equity in (earnings) losses	(182)	628
Adjusted Net Income	$2,170	$2,115

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2018	December 31, 2017	March 31, 2017
Days sales outstanding in accounts receivable	34.4	38.4	39.3
Days sales outstanding in inventory	19.7	27.5	24.2
Days sales outstanding in accounts payable	18.7	27.3	21.2
Days of working capital	35.4	38.5	42.4

Our days sales outstanding in accounts receivable decreased due to an increase in sales volume during January which were paid before quarter end and are therefore, not reflected in accounts receivable.  Our days sales outstanding in inventory decreased also due to the increase in sales volume which reduced inventory on hand.  Our days sales outstanding in accounts payable decreased due to construction expenses for the new advanced reformer unit nearing completion.  Since days of working capital is calculated using the above three metrics, it decreased for the reasons discussed.

Cash decreased $0.5 million during the three months ended March 31, 2018, as compared to a decrease of $4.3 million for the three months ended March 31, 2017.  Our total available liquidity which includes cash and available revolving borrowing capacity under the ARC was approximately $17.4 million and $37.9 million at March 31, 2018, and December 31, 2017, respectively.

The change in cash is summarized as follows:

	2018	2017
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$2,735	$8,730
Investing activities	(11,072)	(13,907)
Financing activities	7,877	833
Decrease in cash	$(460)	$(4,344)
Cash	$2,568	$4,045

Operating Activities
Cash provided by operating activities totaled $2.7 million for the first three months of 2018, $6.0 million lower than 2017.    For the first three months of 2018 net income increased by approximately $0.9 million as compared to the corresponding period of 2017.  Major non-cash items affecting 2018 income included increases in deferred taxes of $0.4 million, depreciation of $2.6 million and equity in earnings of AMAK of $0.2 million.  Major non-cash items affecting 2017 income included increases in deferred taxes of $1.2 million, depreciation of $2.1 million, and equity in losses of AMAK of approximately $1.0 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Insurance receivable increased approximately $0.7 million (due to a claim filed for the new advanced reformer fire) as compared to no receivable in 2017;

•
Prepaid and other assets increased approximately $0.8 million (primarily due to the inventorying of spare parts) as compared to a decrease of approximately $0.1 million in 2017 (primarily due to a reduction in prepaid insurance); and

•
Accounts payable and accrued liabilities decreased $3.2 million (due to decreased construction expenditures) as compared to an increase of approximately $1.0 million in 2017 (due to increased construction expenditures).

Investing Activities

Cash used by investing activities during the first three months of 2018 was approximately $11.1 million, representing a decrease of approximately $2.8 million over the corresponding period of 2017.  During the first three months of 2018, the primary use of capital expenditures was for the the new advanced reformer unit and the addition of a rail spur at our loading facility.  During the first three months of 2017, we continued to purchase equipment for the hydrogenation/distillation unit and the new advanced reformer unit along with some tankage and various other facility improvements.

Financing Activities

Cash provided by financing activities during the first three months of 2018 was approximately $7.9 million versus cash provided of $0.8 million during the corresponding period of 2017.  During 2018, we made principal payments on our acquisition loan of $1.8 million and our term debt of $0.3 million.  We drew $10.0 million on our line of credit to fund ongoing capital projects.  During 2017, we made principal payments on our acquisition loan of $3.5 million and our term debt of $0.7 million.  We drew $5.0 million on our line of credit to fund ongoing capital projects.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Specialty Petrochemical Segment

	2018	2017	Change	%Change
	(thousands of dollars)
Petrochemical Product Sales	$60,285	$44,391	$15,894	35.8%
Processing	2,028	1,488	540	36.3%
Gross Revenue	$62,313	$45,879	$16,434	35.8%

Volume of Sales (gallons)
Petrochemical Products	23,289	17,324	5,965	34.4%
Prime Product Sales	17,651	13,892	3,759	27.1%

Cost of Sales	$52,649	$36,358	$16,291	44.8%
Gross Margin	15.5%	20.8%	(5.3%)	(25.3%)
Total Operating Expense**	15,843	12,969	2,874	22.2%
Natural Gas Expense**	1,248	1,084	164	15.1%
Operating Labor Costs**	3,759	3,243	516	15.9%
Transportation Costs**	7,320	5,696	1,624	28.5%
General & Administrative Expense	2,820	2,696	124	4.6%
Depreciation and Amortization*	1,714	1,556	158	10.2%
Capital Expenditures	$10,283	$8,756	$1,527	17.4%
*Includes $1,548 and $1,389 for 2018 and 2017, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue increased during first quarter 2018 from first quarter 2017 by 35.8% primarily due to an increase in the volume of 34.4%, an increase in the average selling price of 1.3% and an increase in processing revenue of 36.3%.

Petrochemical Product Sales

Petrochemical product sales increased by 35.8% during first quarter 2018 from first quarter 2017 due to an increase in the volume sold of 34.4% and an increase in the average selling price of 1.3%.  Prime product volume increased 27.1% in first quarter 2018 as compared to first quarter 2017.  Due to the need to produce additional prime products to support the increase in sales volume, our by-product volume increased 64.3%.  It should be noted that by-product margins are significantly lower than margins for our prime products.  By-product margins in the first quarter of 2018 were lower compared to first quarter of 2017 mainly due to higher feedstock costs which were only partially offset by higher prices for certain components in the by-products.  Our average selling price increased for two reasons.  First, by-product selling prices were significantly higher in the first quarter of 2018 compared to the first quarter of 2017; and second, a large portion of our prime product sales  are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were higher in first quarter 2018 as compared to first quarter 2017.  Foreign sales volume increased to 24.9% of total petrochemical volume from 19.6% in first quarter 2017.

Processing

Processing revenues increased 36.3% during first quarter 2018 from 2017 due to some improvement in volumes processed and first step processing for a project that was completed at TC.

Cost of Sales

Cost of Sales increased 44.8% during first quarter 2018 from 2017 primarily due to the increase in feedstock cost and volume.  Our average feedstock cost per gallon increased 17.4% over first quarter 2017 primarily due to an approximately 29% increase in the benchmark price of Mont Belvieu natural gasoline, which was partially offset by lower shortfall fees and other delivery costs.  The increase in feedstock costs compressed margins especially for the spot or non-formula portion of prime product sales.  These are sales which do not have pricing formulas tied to feedstock costs.  Due to competitive reasons, we were unable to recover the majority of the increase in feedstock costs through price increases.  The decrease in gross margin percentage from 20.8% to 15.5% was due to higher feedstock costs and higher operating expenses.

Volume processed increased 37.8% over first quarter 2017.  We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit which is due online in third quarter 2018 to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our by-products at higher prices. The contract pricing formulas used to sell the majority of our prime products typically have a 30 day trailing feed cost basis; and therefore, are slightly favorable during periods of rapidly falling feedstock prices but are unfavorable when prices rise as we experienced in the quarter.

Total Operating Expense

Total Operating Expense increased 22.2% during first quarter 2018 from 2017.  Natural gas, labor, and transportation are the largest individual expenses in this category.

The cost of natural gas purchased increased 15.1% in 2018 from 2017 due to an increase in volume consumed.  Volume increased to approximately 441,000 MMBTU from about 320,000 MMBTU.  Volume increased due to production to support increased sales and usage associated with commissioning the new advanced reformer unit.

Labor costs were higher by 15.9% in 2018 from 2017 primarily due to overtime associated with a shutdown and operations training for the new advanced reformer unit.

Transportation costs were higher by 28.5% primarily due to an increase in third party freight costs associated with governmental mandates which took effect in the first quarter of 2018, an increase in the number of railcars which were shipped, and an increase in all shipments.

General and Administrative Expense

General and Administrative costs for first quarter 2018 increased from 2017 by 4.6% primarily due to an increase in administrative salaries. We made adjustments in the second half of 2017 and first quarter of 2018 in an effort to become more competitive with our support staff's compensation.

Depreciation

Depreciation increased 10.2% during first quarter 2018 from 2017 primarily due to 2017 capital expenditures increasing our depreciable base.

Capital Expenditures

Capital Expenditures increased 17.4% during first quarter 2018 from 2017 primarily due to the new advanced reformer unit project and the addition of a rail spur at our loading facility.  See additional detail above under "Investing Activities".  We expect the advanced reformer unit to come online in the third quarter of 2018.

Specialty Wax Segment

	2018	2017	Change	%Change
	(thousands of dollars)
Product Sales	$6,383	$6,508	$(125)	(1.9%)
Processing	3,212	3,155	57	1.8%
Gross Revenue	$9,595	$9,663	$(68)	(0.7%)

Volume of wax sales (thousand pounds)	9,541	10,664	(1,123)	(10.5%)

Cost of Sales	$9,119	$8,566	$553	6.5%
Gross Margin	5.0%	11.4%	(6.4%)	(56.3%)
General & Administrative Expense	1,368	1,347	21	1.6%
Depreciation and Amortization*	1,304	1,016	288	28.3%
Capital Expenditures	$745	$5,125	$(4,380)	(85.5%)
*Includes $1,282 and $995 for 2018 and 2017, respectively, which is included in cost of sales

Product Sales

Product sales revenue decreased 1.9% during first quarter 2018 from first quarter 2017 as wax sales were lower due to supply constraints on third party waxes that we distribute in Latin America as well as, our marketing strategy to enhance pricing and improve sales mix.  As a result, average wax pricing was about 9% higher than the same period a year ago.  Responding to customer demand, we sold record volumes of our higher value waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets.   These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues increased 1.8% during first quarter 2018 from first quarter 2017 and nearly 15% from the fourth quarter of 2017 when we experienced significant plant operating problems.  In the first quarter of 2018, we made good progress in correcting operational issues including the difficulties we experienced with hydrogenation unit.  B Plant revenues in the first quarter of 2018 were about $1.25 million, a record level since we acquired it in mid-2016.  Significant opportunities for improving our operational efficiencies remain.

Cost of Sales

Cost of Sales increased 6.5% during first quarter 2018 from first quarter 2017 primarily due to increases in operations labor, freight, equipment maintenance, storage and utilities.

General and Administrative Expense

General and Administrative costs increased 1.6% during first quarter 2018 from 2017 primarily due to an increase in our bad debt allowance partially offset by  decreases in other compensation expense, profit sharing and management fees.

Depreciation

Depreciation increased 28.3% during first quarter 2018 from 2017 primarily due to the hydrogenation/distillation unit coming online.

Capital Expenditures

Capital Expenditures decreased 85.5% during first quarter 2018 from first quarter 2017 primarily due to a decrease in expenditures for construction in progress including the hydrogenation/distillation project.  The project came online in second and third quarters 2017.

Corporate Segment

	2018	2017	Change	%Change
	(in thousands)
General & Administrative Expense	$2,147	$2,178	$(31)	(1.4%)
Equity in earnings (losses) of AMAK	230	(966)	1,196	(123.8%)

General and Administrative Expenses

General corporate expenses decreased slightly during first quarter 2018 from first quarter 2017.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK increased during first quarter 2018 from first quarter 2017.

AMAK Summarized Income Statement

	Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Sales	$14,087	$2,256

Gross income (loss)	1,581	(1,307)
General, administrative and other expenses	1,900	2,589
Net income (loss)	$(319)	$(3,896)

AMAK continues to make progress in throughput rates, concentrate quality and recoveries.  The precious metals circuit continues to experience downtime issues, and the first gold/silver smelting is now expected next quarter.

Approximately 10,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the quarter as compared to no shipments of copper and zinc concentrate in the first quarter of 2017.  The mine incurred a small loss in the quarter but delivered significantly positive EBITDA.

Guarantee of Saudi Industrial Development Fund ("SIDF") Loan to AMAK

As discussed in Note 18 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.   We also determined that the stand-in-front agreement in conjunction with the actual value of plant and equipment on the ground should act in concert to minimize any exposure arising from the corporate guarantee.  The total amount outstanding to the SIDF at March 31, 2018, and December 31, 2017, was 305.0 million Saudi Riyals (US$81.3 million).

Contractual Obligations

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

Our contractual obligations are summarized in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than our obligations under the Amended and Restated Credit Agreement, there have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates

Inventories - Finished products and feedstock are recorded at the lower of cost, determined on the first-in, first-out method (FIFO); or net realizable value for SHR.  For TC, inventory is recorded at the lower of cost or net realizable value as follows:  (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.

Other critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent and New Accounting Standards

See Note 1 and 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative Instrument Risk

See Note 12 to the Consolidated Financial Statements.

Interest Rate Risk

See Note 12 to the Consolidated Financial Statements.

There have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

(b)
Changes in internal control. There were  no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith and exhibits marked with a double asterisk (**) are furnished herewith.

Exhibit Number	Description
10(a)*	First Amendment to Employment Contract between Trecora Resources and Peter Loggenberg, Ph.D.
10(b)*	Consulting Agreement between Trecora Resources and Nicholas N. Carter
31.1**	Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 4, 2018   TRECORA RESOURCES

                                                 By: /s/Sami Ahmad
                                                 Sami Ahmad
                                                 Chief Financial Officer