Form 10-Q
period 2018-06-30
TRECORA RESOURCES
filed 2018-08-06
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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
Yes    No   X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at August 2, 2018: 24,486,654.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS	(thousands of dollars)
Current Assets
Cash	$3,387	$3,028
Trade receivables, net	26,467	25,779
Insurance receivable	493	—
Inventories	17,003	18,450
Prepaid expenses and other assets	5,188	4,424
Taxes receivable	1,291	5,584
Total current assets	53,829	57,265

Plant, pipeline and equipment, net	192,084	181,742

Goodwill	21,798	21,798
Intangible assets, net	19,877	20,808
Investment in AMAK	45,452	45,125
Mineral properties in the United States	588	588

TOTAL ASSETS	$333,628	$327,326
LIABILITIES
Current Liabilities
Accounts payable	$11,927	$18,347
Accrued liabilities	5,638	3,961
Current portion of post-retirement benefit	28	305
Current portion of long-term debt	8,061	8,061
Current portion of other liabilities	916	870
Total current liabilities	26,570	31,544

Long-term debt, net of current portion	97,015	91,021
Post-retirement benefit, net of current portion	365	897
Other liabilities, net of current portion	1,297	1,611
Deferred income taxes	18,315	17,242
Total liabilities	143,562	142,315

EQUITY
Common stock‑authorized 40 million shares of $.10 par value; issued 24.5 million in 2018 and 2017 and outstanding 24.3 million shares in 2018 and 2017	2,451	2,451
Additional paid-in capital	56,365	56,012
Common stock in treasury, at cost	(61)	(196)
Retained earnings	131,022	126,455
Total Trecora Resources Stockholders' Equity	189,777	184,722
Noncontrolling Interest	289	289
Total equity	190,066	185,011

TOTAL LIABILITIES AND EQUITY	$333,628	$327,326

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(thousands of dollars)		(thousands of dollars)
REVENUES
Petrochemical and Product Sales	$63,569	$57,016	$130,268	$107,915
Processing Fees	4,537	5,099	9,579	9,742
	68,106	62,115	139,847	117,657

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $2,837, $2,363, $5,667, and $4,746, respectively)	59,964	51,008	121,565	95,932

GROSS PROFIT	8,142	11,107	18,282	21,725

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	4,554	5,740	10,889	11,961
Depreciation	191	205	387	410
	4,745	5,945	11,276	12,371

OPERATING INCOME	3,397	5,162	7,006	9,354

OTHER INCOME (EXPENSE)
Interest Income	14	—	21	—
Interest Expense	(815)	(678)	(1,693)	(1,314)
Equity in Earnings (Losses) of AMAK	228	(3,298)	458	(4,264)
Miscellaneous Expense	(13)	(22)	(39)	(64)
	(586)	(3,998)	(1,253)	(5,642)

INCOME BEFORE INCOME TAXES	2,811	1,164	5,753	3,712

INCOME TAXES	596	332	1,186	1,393

NET INCOME	2,215	832	4,567	2,319

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	—

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$2,215	$832	$4,567	$2,319

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.09	$0.03	$0.19	$0.10

Basic Weighted Average Number of Common Shares Outstanding	24,370	24,256	24,354	24,248

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.09	$0.03	$0.18	$0.09

Diluted Weighted Average Number of Common Shares Outstanding	25,014	25,034	25,119	25,044

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2018	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock Options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellations (see Note 13)	—	—	(680)	—	—	(680)	—	(680)
Restricted Stock Units
Issued to Directors	—	—	175	—	—	175	—	175
Issued to Employees	—	—	734	—	—	734	—	734
Common Stock
Issued to Directors	—	—	(78)	37	—	(41)	—	(41)
Issued to Employees	—	—	132	154	—	286	—	286
Stock Exchange (see Notes 8 & 17)	—	—	(65)	(65)	—	(130)	—	(130)
Warrants	—	—	(9)	9	—	—	—	—
Net Income	—	—	—	—	4,567	4,567	—	4,567

June 30, 2018	24,311	$2,451	$56,365	$(61)	$131,022	$189,777	$289	$190,066

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$4,567	$2,319
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,941	4,226
Amortization of Intangible Assets	931	931
Unrealized Gain on Derivative Instruments	—	(38)
Stock-based Compensation	372	1,289
Deferred Income Taxes	1,073	505
Postretirement Obligation	(809)	(5)
Equity in (Earnings) Losses of AMAK	(458)	4,264
Bad Debt Expense	128	—
Amortization of Loan Fees	161	61
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(817)	(2,839)
Increase in Insurance Receivables	(493)	—
Decrease in Taxes Receivable	4,293	783
Decrease in Inventories	1,448	2,752
(Increase) Decrease in Prepaid Expenses and Other Assets	(901)	36
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,742)	114
Increase in Other Liabilities	104	1,129
Net Cash Provided by Operating Activities	9,798	15,527

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(15,434)	(27,833)
Advances to AMAK, net	(83)	(55)
Cash Used in Investing Activities	(15,517)	(27,888)

FINANCING ACTIVITIES
Issuance of Common Stock	—	25
Net Cash Received (Paid) Related to Stock-Based Compensation	245	(55)
Addition to Long-Term Debt	16,000	12,000
Repayment of Long-Term Debt	(10,167)	(6,250)
Net Cash Provided by Financing Activities	6,078	5,720

NET INCREASE (DECREASE) IN CASH	359	(6,641)

CASH AT BEGINNING OF PERIOD	3,028	8,389

CASH AT END OF PERIOD	$3,387	$1,748

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,394	$2,721
Cash payments for taxes, net of refunds	$92	$220
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$210	$435
Stock exchange (Notes 8 & 17)	$130	$—

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

Operating results for the six months ended June 30, 2018 are not necessarily indicative of results for the year ending December 31, 2018.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from United States' sources, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 17.

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

For the six months ended June 30, 2017 the Company recognized revenue according to FASB ASC Topic 605, "Revenue Recognition", ("ASC 605"), when (1) the customer accepted delivery of the product and title had been transferred or when the service was performed and the Company had no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction had occurred; (3) price was fixed and determinable; and (4) collection was assured.  Product sales generally met these criteria, and revenue was recognized, when the product was delivered or title was transferred to the customer.  Sales revenue was presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers were recorded as a component of revenue.  Revenues received in advance of future sales of products or prior to the performance of services were presented as deferred revenues. Shipping and handling costs were classified as cost of product sales and processing and were expensed as incurred.

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

In February 2016, the FASB issued ASU No. 2016-02,  Leases (Topic 842), and has subsequently issued several supplemental and/or clarifying ASUs to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.   Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is in the process of fully evaluating the amendments and will subsequently implement new processes. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

In February 2018, the FASB issued ASU No. 2018-02,  Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company believes there will be no material impact to the consolidated financial statements as a result of this update.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is assessing the effect of ASU 2018-02 on its consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(thousands of dollars)
Trade receivables	$26,895	$26,079
Less allowance for doubtful accounts	(428)	(300)
Trade receivables, net	$26,467	$25,779

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2018	December 31, 2017
	(thousands of dollars)
Prepaid license	$1,919	$1,919
Prepaid catalyst	682	779
Prepaid insurance	115	—
Spare parts	1,349	954
Other prepaid expenses and assets	1,123	772
Total	$5,188	$4,424

5. INVENTORIES

Inventories included the following:

	June 30, 2018	December 31, 2017
	(thousands of dollars)
Raw material	$3,147	$3,703
Work in process	—	27
Finished products	13,856	14,720
Total inventory	$17,003	$18,450

Inventory serves as collateral for our amended and restated credit agreement.  See Note 10.

Inventory included petrochemical products in transit valued at approximately $3.9 million and $3.7 million at June 30, 2018, and December 31, 2017, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,428	5,428
Plant, pipeline and equipment	189,866	186,946
Construction in progress	63,510	50,996
Total plant, pipeline and equipment	260,416	244,982
Less accumulated depreciation	(68,332)	(63,240)
Net plant, pipeline and equipment	$192,084	$181,742

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $427,000 and $287,000 for the three and $731,000 and $660,000 for the six months ended June 30, 2018 and 2017, respectively.

Labor capitalized for construction was approximately $0.9 million and $0.9 million for the three and $2.1 million and $1.6 million for the six months ended June 30, 2018, and 2017, respectively.

Construction in progress during the first six months of 2018 included equipment purchased for various equipment updates at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the platinum catalyst, which is included in cost of sales, was approximately $0 and $0 for the three and $0 and $25,000 for the six months ended June 30, 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	June 30, 2018
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(4,213)	$12,639
Non-compete agreements	94	(71)	23
Licenses and permits	1,471	(443)	1,028
Developed technology	6,131	(2,299)	3,832
	24,548	(7,026)	17,522
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,026)	$19,877

	December 31, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,651)	$13,201
Non-compete agreements	94	(61)	33
Licenses and permits	1,471	(390)	1,081
Developed technology	6,131	(1,993)	4,138
	24,548	(6,095)	18,453
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(6,095)	$20,808

Amortization expense for intangible assets included in cost of sales for the three months ended June 30, 2018, and 2017, was approximately $465,000 and $466,000, and for the six months ended June 30, 2018, and 2017, was approximately $931,000 and $931,000, respectively.

Based on identified intangible assets that are subject to amortization as of June 30, 2018, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Customer relationships	$12,639	$562	$1,123	$1,123	1,123	1,123	1,123	$6,462
Non-compete agreements	23	9	14	—	—	—	—	—
Licenses and permits	1,028	53	106	106	101	86	86	490
Developed technology	3,832	307	613	613	613	613	613	460
Total future amortization expense	$17,522	$931	$1,856	$1,842	$1,837	$1,822	$1,822	$7,412

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,215	24,370	$0.09	$832	24,256	$0.03
Unvested restricted stock units		349			379
Dilutive stock options outstanding		295			399
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,215	25,014	$0.09	$832	25,034	$0.03

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$4,567	24,354	$0.19	$2,319	24,248	$0.10
Unvested restricted stock units		376			350
Dilutive stock options outstanding		389			446
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$4,567	25,119	$0.18	$2,319	25,044	$0.09

At June 30, 2018 and 2017, 924,860 and 1,334,087 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

In first quarter 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(thousands of dollars)
Accrued state taxes	$295	$272
Accrued property taxes	900	—
Accrued payroll	910	1,407
Accrued interest	31	30
Accrued officer compensation	600	500
Other	2,902	1,752
Total	$5,638	$3,961

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

We were in compliance with all covenants at June 30, 2018.

On July 25, 2017, TOCCO, SHR, GSPL, and TC (SHR, GSPL and TC collectively, the "Guarantors") entered into a Third Amendment to Amended and Restated Credit Agreement ("3rd Amendment") with the lenders which from time to time are parties to the Amended and Restated Credit  Agreement (collectively, the "Lenders") and Bank of America, N.A., a national banking association, as Administrative Agent for the Lenders.  The 3rd Amendment increased the Revolving Facility from $40.0 million to $60.0 million.  There were no other changes to the Revolving Facility.  Following the effectiveness of the 3rd Amendment, we had a $60.0 million revolving line of credit with a maturity date of October 1, 2019.  As of June 30, 2018, and December 31, 2017, there was a long-term amount of $45.0 million and $35.0 million outstanding, respectively.  The interest rate on the loan varies according to several options.  Interest on the loan is paid monthly and a commitment fee of between 0.25% and 0.375% is due quarterly on the unused portion of the loan.  At June 30, 2018, approximately $14.9 million was available to be drawn; however, only $10.0 million could be drawn while maintaining compliance with our covenants.

Under the ARC, we also borrowed $70.0 million in a single advance term loan (the "Acquisition Loan") to partially finance the acquisition of TC.  Interest on the Acquisition Loan was payable quarterly using a ten-year commercial style amortization.  Principal was also payable on the last business day of each March, June, September and December in an amount equal to $1.8 million, provided that the final installment would have occurred on the October 1, 2019 maturity date and would have been in an amount equal to the then outstanding unpaid principal balance of the Acquisition Loan.  At June 30, 2018, there was a short-term amount of $7.0 million and a long-term amount of $36.8 million outstanding.  At December 31, 2017, there was a short-term amount of $7.0 million and a long-term amount of $40.3 million outstanding.

Under the ARC, we also had the right to borrow $25.0 million in a multiple advance loan ("Term Loans").  Borrowing availability under the Term Loans ended on December 31, 2015.  The Term Loans converted from a multiple advance loan to a "mini-perm" loan once certain obligations were fulfilled such as certification that construction of D-Train was completed in a good and workmanlike manner, receipt of applicable permits and releases from governmental authorities, and receipt of releases of liens from the contractor and each subcontractor and supplier.  Interest on the Term Loans was paid monthly.  Principal was also payable on the last business day of each March, June, September and December in an amount equal to $0.3 million, provided that the final installment would have occurred on the October 1, 2019 maturity date and would have been in an amount equal to the then outstanding unpaid principal balance of the Term Loans. At June 30, 2018, there was a short-term amount of $1.3 million and a long-term amount of $15.7 million outstanding.  At December 31, 2017, there was a short-term amount of $1.3 million and a long-term amount of $16.0 million outstanding.

On July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to Amended and Restated Credit Agreement, which, among other things, increased the commitment under the Revolving Facility to $75.0 million, increased term loan borrowings under the ARC to $87.5 million in a single term loan facility (the “Term Loan Facility”), comprising new term loan borrowings and the previously outstanding borrowings under the Acquisition Loan and Term Loans, and extended the maturity date of the ARC to July 31, 2023. See Note 20.

Debt issuance costs of approximately $0.3 million and $0.5 million for the periods ended June 30, 2018 and December 31, 2017, have been netted against outstanding loan balances.   The interest rate on all of the above loans varies according to several options as defined in the ARC.  At June 30, 2018, and December 31, 2017, the rate was 4.38% and 4.07%, respectively.

The following table summarizes the carrying amounts and debt issuance costs of our long-term debt (in thousands):

	June 30, 2018	December 31, 2017
Acquisition loan	$43,750	$47,250
Term loan	16,666	17,333
Revolving facility	45,000	35,000
Total	105,416	99,583
Debt issuance costs	(340)	(501)
Total long-term debt	$105,076	$99,082
Less current portion including loan fees	8,061	8,061
Total long-term debt, less current portion including loan fees	$97,015	$91,021

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

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. The agreement terminated in December 2017; therefore, there was no outstanding liability at June 30, 2018, and December 31, 2017.  See discussion of our derivative instruments in Note 12.

12. DERIVATIVE INSTRUMENTS

Interest Rate Swap

On March 21, 2008, SHR entered into a pay-fixed, receive-variable interest rate swap agreement with Bank of America related to the $10.0 million (later increased to $14.0 million) term loan secured by plant, pipeline and equipment. The effective date of the interest rate swap agreement was August 15, 2008, and terminated on December 15, 2017.  We received credit for payments of variable rate interest made on the term loan at the loan's variable rates, which are based upon the LIBOR, and paid Bank of America an interest rate of 5.83% less the credit on the interest rate swap.  We originally designated the transaction as a cash flow hedge according to ASC Topic 815, Derivatives and Hedging.  Beginning on August 15, 2008, the derivative instrument was reported at fair value with any changes in fair value reported within other comprehensive income (loss) in the Company's Statement of Stockholders' Equity.  We entered into the interest rate swap to minimize the effect of changes in the LIBOR rate.

Due to the new debt agreements associated with the Acquisition, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014.

13. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $(219,000) and $656,000 during the three months and $372,000 and $1,289,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized.

Restricted Stock Awards

On January 17, 2018, we awarded 251 shares of restricted stock to an officer at a grant date price of $13.85.  The stock was immediately vested.  Compensation expense recognized during the three months ended June 30, 2018, was $0 and for the six months ended June 30, 2018, was $5,000.

Restricted Stock Unit Awards

On February 20, 2018, we awarded approximately 102,000 shares of restricted stock units to officers at a grant date price of $12.15.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three months ended June 30, 2018, was approximately $108,000 and for the six months ended June 30, 2018, was $144,000.

Officer compensation of approximately $95,000 and $40,000 during the three months and $207,000 and $40,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to officers vesting through 2020.

Director compensation of approximately $81,000 and $75,000 during the three months and $165,000 and $156,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to directors vesting through 2020.

Officer compensation of approximately $79,000 and $106,000 was recognized during the three months and $176,000 and $211,000 during the six months ended June 30, 2018, and 2017, respectively, related to restricted stock unit awards granted to officers.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Employee compensation of approximately $98,000 and $108,000 during the three months and $202,000 and $215,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized related to restricted stock units with a four years vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock units activity in the first half of 2018 was as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2018	387,702	$11.39
Granted	102,317	$12.15
Forfeited	(48,631)	$10.88
Vested	(92,513)	$11.79
Outstanding at June 30, 2018	348,875	$11.53

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2018	1,323,587	$7.82
Granted	—	—
Exercised	(198,727)	5.43
Cancelled	(200,000)	3.40
Forfeited	—	—
Outstanding at June 30, 2018	924,860	$9.29	4.7
Exercisable at June 30, 2018	924,860	$9.29	4.7

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors' compensation of approximately $0 and $30,000 during the three months and $0 and $60,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $0 and $298,000 during the three months and $154,000 and $607,000 during the six months ended June 30, 2018, and 2017, respectively, was recognized related to options with a 4- year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $679,000 and $0 during the three months and $679,000 and $0 during the six months ended June 30, 2018, and 2017, was reversed related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company was successful in litigating its right to withdraw the options and benefits and as such, these options and benefits were reversed during the second quarter of 2018.  See further discussion in Note 19.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

	Three Months Ended June 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$56,135	$7,434	$—	$—	$63,569
Processing fees	1,685	2,852	—	—	4,537
Total revenues	57,820	10,286	—	—	68,106
Operating profit (loss) before depreciation and amortization	6,095	1,164	(834)	—	6,425
Operating profit (loss)	4,440	(201)	(842)	—	3,397
Profit (loss) before taxes	3,859	(506)	(542)	—	2,811
Depreciation and amortization	1,655	1,365	8	—	3,028
Capital expenditures	3,529	877	—	—	4,406

	Three Months Ended June 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$50,508	$6,508	$—	—	$57,016
Processing fees	2,071	3,028	—	—	5,099
Total revenues	52,579	9,536	—	—	62,115
Operating profit (loss) before depreciation and amortization	8,761	810	(1,841)	—	7,730
Operating profit (loss)	7,217	(198)	(1,857)	—	5,162
Profit (loss) before taxes	6,598	(269)	(5,165)	—	1,164
Depreciation and amortization	1,544	1,008	16	—	2,568
Capital expenditures	9,021	4,931	—	—	13,952

	Six Months Ended June 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$116,420	$13,817	$—	$31	$130,268
Processing fees	3,713	6,064	—	(198)	9,579
Total revenues	120,133	19,881	—	(167)	139,847
Operating profit (loss) before depreciation and amortization	14,488	1,554	(2,982)	—	13,060
Operating profit (loss)	11,119	(1,115)	(2,998)	—	7,006
Profit (loss) before taxes	9,913	(1,687)	(2,473)	—	5,753
Depreciation and amortization	3,369	2,669	16	—	6,054
Capital expenditures	13,812	1,622	—	—	15,434

	Six Months Ended June 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$94,899	$13,016	$—	—	$107,915
Processing fees	3,559	6,183	—	—	9,742
Total revenues	98,458	19,199	—	—	117,657
Operating profit (loss) before depreciation and amortization	16,975	1,555	(4,020)	—	14,510
Operating profit (loss)	13,875	(469)	(4,052)	—	9,354
Profit (loss) before taxes	12,601	(559)	(8,330)	—	3,712
Depreciation and amortization	3,100	2,024	32	—	5,156
Capital expenditures	17,777	10,056	—	—	27,833

	June 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$20,377	$3,639	$—	$—	$24,016
Trade receivables, processing fees	671	1,780	—	—	2,451
Goodwill and intangible assets, net	—	41,675	—	—	41,675
Total assets	279,161	115,696	92,857	(154,086)	333,628

	December 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$20,211	$2,671	$—	$—	$22.882
Trade receivables, processing fees	983	1,914	—	—	2,897
Goodwill and intangible assets, net	—	42,606	—	—	42,606
Total assets	265,213	117,579	97,880	(153,346)	327,326

15. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit.  In April 2017 the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities.  We received notification from the IRS in March 2018 that audit was complete and acceptance of the refund claims resulting from the R&D credit for approximately $350,000, which has now been received.  We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015.  We are in the process of submitting additional documentation to Texas.  We do not expect any changes related to the Texas audit.  Tax returns for various jurisdictions remain open for examination for the years 2014 through 2017.  As of June 30, 2018 and December 31, 2017, respectively, we recognized no adjustment for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21% primarily as a result of state tax expense and stock based compensation for the three and six months ended June 30, 2018.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction for the three and six months ended June 30, 2017.  We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

On December 22, 2017, Public Law No. 115-97 known as the TCJA was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% for tax years effective January 1, 2018. The TCJA also implements a territorial tax system, provides for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminates the alternative minimum tax (AMT), makes AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition, the TJCA creates prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

We have elected to recognize the income tax effects of the TCJA in our financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740  Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA, it will recognize provisional amounts if a reasonable estimate can be made. If a reasonable estimate cannot be made, then no impact is recognized for the effect of the TCJA. SAB 118 permits an up to one year measurement period to finalize the measurement of the impact of the TCJA.

We have recognized the provisional tax impacts related to the acceleration of depreciation and included these amounts in our consolidated financial statements for the three and six months ended June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA . We did not identify items for which the income tax effects of the TCJA have not been completed, and a reasonable estimate could not be determined as of June 30, 2018, and December 31, 2017, except for changes in estimates that can result from finalizing the filing of the 2017 U.S. income tax return, which are not anticipated to be material.

16. POST-RETIREMENT OBLIGATIONS

In January 2008 an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 13 and 19.  All amounts which had not met termination dates remained recorded until a resolution was achieved. The matter was resolved on May 25, 2018 and as of June 30, 2018, post-retirement obligations of approximately $1.0 million for Mr. El Khalidi have been reversed. As of December 31, 2017, approximately 1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 we entered into a retirement agreement with former CEO, Nicholas Carter.  As of June 30, 2018 and December 31, 2017, approximately $0.2 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

In June 2018 we entered into a retirement agreement with former VP, Accounting & Compliance, Connie Cook. As of June 30, 2018, approximately $0.2 million remained outstanding and was included in post-retirement obligations.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

17. INVESTMENT IN AMAK

In first quarter 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.  This transaction reduced our ownership percentage from 33.44% to 33.41%.

As of June 30, 2018, and December 31, 2017, the Company had a non-controlling equity interest of 33.4% in AMAK of approximately $45.5 million and $45.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2018.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal ("SR").  In June 1986 the SR was officially pegged to the U. S. Dollar ("USD") at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(thousands of dollars)		(thousands of dollars)
Sales	$19,494	$—	$33,581	$2,256
Cost of sales	16,555	8,901	29,061	12,463
Gross profit (loss)	$2,939	$(8,901)	$4,520	$(10,207)
General, administrative and other expenses	3,265	1,971	5,166	4,559
Net Loss	$(326)	$(10,872)	$(646)	$(14,766)
Depreciation and amortization	8,281	7,609	15,982	10,664
Net income (loss) before depreciation and amortization	$7,955	$(3,263)	$15,336	$(4,102)

Financial Position

	June 30,	December 31,
	2018	2017
	(thousands of dollars)
Current assets	$33,273	$23,333
Noncurrent assets	228,733	237,875
Total assets	$262,006	$261,208

Current liabilities	$22,873	$24,439
Long term liabilities	71,520	68,837
Shareholders' equity	167,613	167,932
	$262,006	$261,208

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three months and six months ended June 30, 2018, and 2017, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(thousands of dollars)		(thousands of dollars)
AMAK Net Loss	$(326)	$(10,872)	$(646)	$(14,766)

Company's share of loss reported by AMAK	$(109)	$(3,635)	$(216)	$(4,938)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	674	674
Equity in earnings (loss) of AMAK	$228	$(3,298)	$458	$(4,264)

See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

At June 30, 2018, and December 31, 2017, we had a receivable from AMAK of approximately $204,000 and $121,000, respectively, relating to unreimbursed travel and Board expenses which are included in prepaid and other assets.  We did not advance any cash to AMAK during 2018.

18. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 were incurred during the three months and $27,000 during the six months ended June 30, 2017, from IHS Global FZ LLC of which Company director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $19,000 and $18,000 were incurred during the three months and $50,000 and $37,000 during the six months ended June 30, 2018, and 2017, respectively, from our Executive Chairman, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.  In March 2018, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2018, unless otherwise agreed by the Company and Mr. Carter.

19. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan was originally through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is $8,000,000. The total amount outstanding to the SIDF at June 30, 2018, was 305.0 million Saudi Riyals (US$81.3 million).

Operating Lease Commitments

We have operating leases for the rental of railcars, office space, and equipment with expiration dates through 2026.  Rental expense for these operating leases for the three months ended June 30, 2018, and 2017, was $1.0 million and $0.8 million, respectively, and for the six months ended June 30, 2018, and 2017, was $2.1 million and $1.6 million, respectively.

Litigation

On March 21, 2011, Mr. El Khalidi filed suit against the Company in Texas alleging breach of contract and other claims.  The 88th Judicial District Court of Hardin County, Texas dismissed all claims and counterclaims for want of prosecution in this matter on July 24, 2013.  The Ninth Court of Appeals subsequently affirmed the dismissal for want of prosecution and the Supreme Court of Texas denied Mr. El Khalidi's petition for review.  On May 1, 2014, Mr. El Khalidi refiled his lawsuit against the Company for breach of contract and defamation in the 356th Judicial District Court of Hardin County, Texas.  The case was transferred to the 88th Judicial District Court of Hardin County, Texas.  The Trial Court dismissed all of Mr. El Khalidi's claims and causes of action with prejudice and the Ninth Court of Appeals affirmed. Mr. El Khalidi filed a petition for review with the Supreme Court of Texas, which was denied April 6, 2018.  Mr. El Khalidi filed a motion for rehearing of his petition for review with the Supreme Court of Texas on April 23, 2018.  On May 25, 2018, the Supreme Court of Texas denied the motion for rehearing and the matter is considered closed.

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers.  Shortfall fee expenses for the three months ended June 30, 2018, and 2017, were $0.4 million and $0.9 million, respectively, and for the six months ended June 30, 2018, and 2017, were $0.5 million and $1.8 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $154,000 and $160,000 for the three months ended and $303,000 and $325,000 for the six months ended June 30, 2018, and 2017, respectively.

20. SUBSEQUENT EVENTS

On July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to Amended and Restated Credit Agreement (“4th Amendment”) with the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and Citibank, N.A., as an L/C Issuer. Pursuant to 4th Amendment, the commitment under the Revolving Facility of the ARC was increased from $60.0 million to $75.0 million. TOCCO also increased total term loan borrowings under the ARC to $87.5 million in the Term Loan Facility, comprising new term loan borrowings and the previously outstanding borrowings under the Acquisition Loan and Term Loans. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. The 4th Amendment also increased the size of the accordion feature allowing TOCCO to request an increase in the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to the lenders acceptance of any increased commitment and certain other conditions. As of the date of this Quarterly Report on Form 10-Q, there was approximately $19.0 million in borrowings outstanding under the Revolving Facility and $87.5 million in borrowings under the Term Loan Facility. The Fourth Amendment to the Amended and Restated Credit Agreement increased our available revolving borrowing capacity to approximately $55.9 million.
Pursuant to the 4th Amendment, the maturity date for borrowings under the ARC was extended from October 1, 2019 to July 31, 2023. The interest rates margins applicable to borrowings under the ARC were also reduced to LIBOR plus an applicable margin ranging from 1.25% to 2.25% or, at the option of TOCCO, the base rate plus an applicable margin ranging from 0.25% to 1.25%, in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio (as defined in the ARC) of TOCCO. A commitment fee between 0.20% and 0.30% is also payable quarterly on the unused portion of the Revolving Facility. Borrowings under the Term Loan Facility continue to be subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.
The Fourth Amendment also modified certain covenants and other provisions of the ARC to provide us with additional flexibility, including (i) increasing the maximum Consolidated Leverage Ratio that must be maintained by TOCCO to 3.50 to 1.00 (subject to temporary increase following certain acquisitions), with compliance to begin with the quarter ended December 31, 2018, (ii) decreasing the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ARC) that must be maintained by TOCCO to 1.15 to 1.00 and (iii) eliminating the requirement that TOCCO maintain a minimum asset coverage ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Some of the statements and information contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment; the Company's failure to meet growth and productivity objectives; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the Company's pension plans; ineffective internal controls; the Company's use of accounting estimates; competitive conditions; the Company's ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations; impact of changes in market liquidity conditions and customer credit risk on receivables; the Company's ability to successfully manage acquisitions and alliances; general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; industry cycles; specialty petrochemical product and mineral prices; feedstock availability; technological developments; regulatory changes; foreign government instability; foreign legal and political concepts; and foreign currency fluctuations, as well as other risks detailed in the Company's filings with the U.S. Securities and Exchange Commission, including this report, all of which are difficult to predict and many of which are beyond the Company's control.

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

We believe we are well-positioned to benefit from capital investments that we have recently completed.  As a result of the D-Train expansion which was completed in 2014, we now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  Both the advanced reformer unit and the hydrogenation/distillation project will contribute to increased revenue and gross margin over time.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business outlook.

In February 2018, while attempting to commission the advanced reformer, the unit overheated and ignited a fire. There was damage to all six heaters in the unit, and the damaged equipment had to be replaced. The total repair cost was approximately $3.5 million. Our insurers agreed to cover costs over our $1 million deductible. In the second quarter we received an initial advance payment of approximately $2 million, and we expect to receive the balance in the third quarter.

On July 9, 2018, we announced the safe and successful start up of our advanced reformer unit at our Silsbee facility.

We continue to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.  Consistent with these objectives, we strengthened our management team with the recent appointments of Chief Manufacturing Officer and Executive Vice President, Commercial.

Review of Second Quarter 2018 Results

We reported second quarter 2018 earnings of $2.2 million up from $0.8 million from second quarter 2017. Diluted earnings per share of $0.09 were reported for 2018, up from $0.03 in 2017.  Sales volume of our petrochemical products decreased 5.3%, and sales revenue from our petrochemical products increased 10.8% as compared to second quarter 2017.  Prime product petrochemical sales volumes (which exclude by-product sales) were down 1.2% over second quarter 2017.  Wax sales revenue was up 15.3% compared to second quarter 2017.  Trecora Resources gross profit margin decreased to 12.0% of sales in second quarter 2018 from 17.9% in second quarter 2017.

Non-GAAP Financial Measures

We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income and provide reconciliations from our most directly comparable GAAP financial measures to those measures.

We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus share-based compensation, plus or minus equity in AMAK's earnings and losses or gains from equity issuances and plus or minus gains or losses on acquisitions.  We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK's earnings and losses and plus or minus tax effected gains or losses on acquisitions.  These measures are not measures of financial performance or liquidity under GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with GAAP. These measures are used as supplemental financial measures by management and external users of our financial statements such as investors, banks, research analysts and others.  We believe that these non-GAAP measures are useful as they exclude transactions not related to our core cash operating activities.

The following table presents a reconciliation of net income, our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Net Income	$2,215	$832	$4,567	$2,319
Interest expense	815	678	1,693	1,314
Depreciation and amortization	3,028	2,568	6,054	5,156
Income tax expense	596	332	1,186	1,393
EBITDA	$6,654	$4,410	$13,500	$10,182
Share-based compensation	(220)	656	372	1,289
Equity in (earnings) losses of AMAK	(228)	3,298	(458)	4,264
Adjusted EBITDA	$6,206	$8,364	$13,414	$15,735
Net Income	$2,215	$832	$4,567	$2,319
Equity in (earnings) losses of AMAK	$(228)	$3,298	$(458)	$4,264
Taxes at statutory rate of 21% for 2018 and 35% for 2017	48	(1,154)	96	(1,492)
Tax effected equity in (earnings) losses	(180)	2,144	(362)	2,772
Adjusted Net Income	$2,035	$2,976	$4,205	$5,091

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2018	December 31, 2017	June 30, 2017
Days sales outstanding in accounts receivable	34.3	38.4	38.5
Days sales outstanding in inventory	22.0	27.5	25.4
Days sales outstanding in accounts payable	15.4	27.3	16.7
Days of working capital	40.8	38.5	45.1

Our days sales outstanding in accounts receivable decreased due to an increase in sales volume during January which were paid before quarter end and are, therefore, not reflected in accounts receivable.  Our days sales outstanding in inventory decreased also due to the increase in sales volume which reduced inventory on hand.  Our days sales outstanding in accounts payable decreased due to construction expenses for the new advanced reformer unit nearing completion.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash increased $0.4 million during the six months ended June 30, 2018, as compared to a decrease of $6.6 million for the six months ended June 30, 2017.  Our total available liquidity, which includes cash and available revolving borrowing capacity under the ARC, was approximately $18.4 million and $37.9 million at June 30, 2018, and December 31, 2017, respectively. The Fourth Amendment to the Amended and Restated Credit Agreement, entered into as of July 31, 2018 as discussed in Note 20, increased our available revolving borrowing capacity to approximately $55.9 million.

The change in cash is summarized as follows:

	2018	2017
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$9,798	$15,527
Investing activities	(15,517)	(27,888)
Financing activities	6,078	5,720
Increase (decrease) in cash	$359	$(6,641)
Cash	$3,387	$1,748

Operating Activities
Cash provided by operating activities totaled $9.8 million for the first six months of 2018, $5.7 million lower than 2017.    For the first six months of 2018 net income increased by approximately $2.25 million as compared to 2017.  Major non-cash items affecting 2018 income included increases in deferred taxes of $1.1 million, depreciation of $4.9 million and equity in earnings of AMAK of $0.5 million.  Major non-cash items affecting 2017 income included increases in deferred taxes of $0.5 million, depreciation of $4.2 million, and equity in losses of AMAK of approximately $4.3 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Insurance receivable increased approximately $0.5 million (due to a claim filed for the new advanced reformer fire) as compared to no receivable in 2017;

•
Prepaid and other assets increased approximately $0.9 million (primarily due to the inventorying of spare parts) as compared to a decrease of approximately $36,000 in 2017 (primarily due to a reduction in prepaid insurance); and

•
Accounts payable and accrued liabilities decreased $4.7 million (due to decreased construction expenditures) as compared to an increase of approximately $0.1 million in 2017 (due to increased construction expenditures).

Investing Activities

Cash used by investing activities during the first six months of 2018 was approximately $15.5 million, representing a decrease of approximately $12.4 million over the corresponding period of 2017.   During the first six months of 2018, the primary use of capital expenditures was for the the new advanced reformer unit and the addition of a rail spur at the SHR loading facility.  During the first six months of 2017, we continued to purchase equipment for the hydrogenation/distillation unit and the new advanced reformer unit along with some tankage and various other facility improvements.

Financing Activities

Cash provided by financing activities during the first six months of 2018 was approximately $6.1 million versus cash provided of $5.7 million during the corresponding period of 2017.  During 2018, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $6.0 million.  We drew $16.0 million on our line of credit to fund ongoing capital projects.  During 2017, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $2.0 million. We drew $12.0 million on our line of credit to fund ongoing capital projects.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

Specialty Petrochemical Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Petrochemical Product Sales	$56,135	$50,508	$5,627	11.1%
Processing	1,685	2,071	(386)	(18.6)%
Gross Revenue	$57,820	$52,579	$5,241	10.0%

Volume of Sales (gallons)
Petrochemical Products	19,733	20,835	(1,102)	(5.3)%
Prime Product Sales	16,092	16,294	(202)	(1.2)%

Cost of Sales	$50,738	$42,571	$8,167	19.2%
Gross Margin	12.2%	19.0%		(6.8)%
Total Operating Expense**	17,081	15,152	1,929	12.7%
Natural Gas Expense**	1,328	1,355	(27)	(2.0)%
Operating Labor Costs**	4,755	4,033	722	17.9%
Transportation Costs**	7,082	6,567	515	7.8%
General & Administrative Expense	2,480	2,623	(143)	(5.5)%
Depreciation and Amortization*	1,655	1,544	111	7.2%
Capital Expenditures	$3,529	$9,021	$(5,492)	(60.9)%
*Includes $1,494 and $1,376 for 2018 and 2017, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue for our Specialty Petrochemical segment increased during second quarter 2018 from second quarter 2017 by 10.0% primarily due to an increase in the average selling price of 17.0%, partially offset by a 18.6% decrease in processing revenue.

Petrochemical Product Sales

Petrochemical product sales increased by 11.1% during second quarter 2018 from second quarter 2017 due to an increase in the the average selling price of 17.0%, which was partially offset by 5.3% decline in petrochemical sales volume due to lower sales of by-products.  Prime product sales volume were flat as compared to second quarter 2017.  Prime product sales in the second quarter were negatively affected by operating issues at some customers. Average selling price increased as prices for both prime products and by-products increased to offset higher feedstock cost which were up 34% from the second quarter of 2017.  It should be noted that by-product are produced as result of prime product production and their margins are significantly lower than margins for our prime products.  Our average selling price increased for two reasons.  First, by-product selling prices were significantly higher in second quarter 2018 compared to second quarter 2017; and second, a large portion of our prime product sales  are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Foreign sales volume decreased to 21.5% of total petrochemical volume from 22.1% in second quarter 2017.

Processing

Processing revenues declined 18.6% in second quarter 2018 from second quarter 2017 primarily due to reduced production for a specific customer as a result of unit downtime for inspection work and related repairs.

Cost of Sales

Cost of Sales increased 19.2% during second quarter 2018 from 2017 primarily due to the increase in feedstock cost and higher operating expenses at our Silsbee plant.  Our average feedstock cost per gallon increased 34% over second quarter 2017 primarily due to an approximately 44% increase in the benchmark price of Mont Belvieu natural gasoline.  Our average feedstock cost per gallon for the second quarter 2018 increased 9.4% from the first quarter of 2018. Furthermore during the second quarter feedstock cost per gallon continued to steadily increase month to month. The increase in feedstock costs compressed margins for prime products. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs.  Formula-based pricing is used to sell the majority of our prime products and typically has a 30 day trailing feed cost basis. This has an unfavorable impact on margins when feedstock prices are rising as we experienced in the quarter. The increase in feedstock costs also compressed margins for the spot, or non-formula, portion of prime product sales. We saw sequential improvement in prime product margins compared to first quarter 2018 as a result of increased prices and better sales mix.

We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our by-products at higher prices.

The decrease in gross margin percentage from 19.0% to 12.2% was due to higher feedstock costs resulting in margin compression for our prime products as well as higher plant operating expenses.

Total Operating Expense

Total Operating Expense increased 12.7% during second quarter 2018 from 2017.  Natural gas, labor, and transportation are the largest individual expenses in this category. The main drivers for the increase in operating expenses were labor costs and transportation costs. Labor costs were up 17.9% in second quarter 2018 from 2017 primarily due to overtime, training and contract labor associated with the start-up of the Advanced Reformer unit. We estimate the additional non-recurring cost associated with the start-up of the Advanced Reformer to be approximately $1 million. Transportation costs were higher by 7.8% primarily due to an increase in third party freight costs associated with governmental mandates which took effect in the first quarter of 2018, and an increase in the cost of rail freight due to higher shipment volume, higher rail car storage cost at a third-party rail yard as well as higher freight rates.

Capital Expenditures

Capital Expenditures in the second quarter 2018 were approximately $3.5 million compared to $9.0 million in the second quarter 2017 reflecting the completion of the advanced reformer unit project.

Specialty Wax Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Product Sales	$7,434	$6,508	$926	14.2%
Processing	2,852	3,028	(176)	(5.8)%
Gross Revenue	$10,286	$9,536	$750	7.9%

Volume of wax sales (thousand pounds)	10,544	9,581	963	10.1%

Cost of Sales	$9,225	$8,437	$788	9.3%
Gross Margin	10.3%	11.5%		(1.2)%
General & Administrative Expense	1,239	1,275	(36)	(2.8)%
Depreciation and Amortization*	1,365	1,008	357	35.4%
Capital Expenditures	$877	$4,931	$(4,054)	(82.2)%
*Includes $1,343 and $987 for 2018 and 2017, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 14.2% during second quarter 2018 from second quarter 2017 as wax sales volume increased 10.1%. Wax sales were constrained by supply issues for our wax feed as well as supply of third party waxes that we distribute in Latin America. Wax sales continue to be limited by supply constraints as opposed to market demand. Our average wax selling price increased 4.4% reflecting our marketing strategy to enhance pricing and improve sales mix.  Customer demand continues

to be strong for our higher value waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets.   These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues declined 5.8% during second quarter 2018 from second quarter 2017 as we weren't able to fully meet customer needs due to plant operating issues. B Plant revenues in second quarter 2018 were about $0.8 million. We believe there are significant opportunities for improving our operational efficiency and customer demand for our custom processing capabilities continues to be strong.

Cost of Sales

Cost of Sales increased 9.3% during second quarter 2018 from second quarter 2017 primarily due to higher plant operating expenses including higher costs for labor, maintenance, storage and utilities.

Depreciation

Depreciation increased 35.4% during second quarter 2018 from 2017 primarily due to the hydrogenation/distillation unit coming online in the second and third quarters of 2017.

Capital Expenditures

Capital Expenditures decreased 82.2% during second quarter 2018 from second quarter 2017 primarily due to a decrease in expenditures for construction in progress including the hydrogenation/distillation project.  The project came online in second and third quarters 2017.

Corporate Segment

	2018	2017	Change	% Change
	(in thousands)
General & Administrative Expense	$834	$1,842	$(1,008)	(54.7)%
Equity in earnings (losses) of AMAK	228	(3,298)	3,526	106.9%

General and Administrative Expenses

General corporate expenses decreased during second quarter 2018 from second quarter 2017. The decrease is primarily attributable to the cancellation and reversal of stock compensation expense and other post retirement benefits awarded to Mr. Hatem El Khalidi. See further discussion in Note 13 and 19.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK increased during second quarter 2018 from second quarter 2017.

AMAK Summarized Income Statement

	Three Months Ended June 30,
	2018	2017
	(thousands of dollars)
Sales	$19,494	$—
Cost of sales	16,555	8,901
Gross income (loss)	$2,939	$(8,901)
General, administrative and other expenses	3,265	(1,971)
Net income (loss)	$(326)	$(10,872)
Depreciation and amortization	8,281	7,609
Net income (loss) before depreciation and amortization	$7,955	$(3,263)

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 14,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in second quarter 2018 as compared to no shipments of copper and zinc concentrate in second quarter 2017. This is an approximately 40% increase in shipments compared to first quarter 2018.

Comparison of Six Months Ended June 30, 2018 and 2017

Specialty Petrochemical Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Petrochemical Product Sales	116,420	94,899	21,521	22.7%
Processing	3,713	3,559	154	4.3%
Gross Revenue	120,133	98,458	21,675	22.0%

Volume of Sales (gallons)
Petrochemical Products	43,022	38,159	4,863	12.7%
Prime Product Sales	33,742	30,186	3,556	11.8%

Cost of Sales	103,387	78,929	24,458	31.0%
Gross Margin	13.9%	19.8%		(5.9)%
Total Operating Expense**	32,924	28,121	4,803	17.1%
Natural Gas Expense**	2,576	2,439	137	5.6%
Operating Labor Costs**	8,514	7,276	1,238	17.0%
Transportation Costs**	14,402	12,263	2,139	17.4%
General & Administrative Expense	5,300	5,319	(19)	(0.4)%
Depreciation and Amortization*	3,369	3,100	269	8.7%
Capital Expenditures	13,812	17,777	(3,965)	(22.3)%
*Includes $3,042 and $2,452 for 2018 and 2017, respectively, which is included in operating expense
** Included in cost of sales

Gross Revenue

Gross Revenue for our Specialty Petrochemical segment increased during the first half of 2018 from the first half of 2017 by 22.0% primarily due to an increase in the volume of 12.7%, an increase in the average selling price of 8.7% and an increase in processing revenue of 4.3%.

Petrochemical Product Sales

Petrochemical product sales increased by 22.7% during the first half of 2018 from the first half of 2017 due to an increase in the volume sold of 12.7% and an increase in the average selling price of 8.7%.  Prime product volume increased 11.8% in the first half of 2018 as compared to the first half of 2017. Prime products sales volume in 2018 benefited from strong sales in the first quarter of 2018 while second quarter 2018 prime product sales were flat from second quarter 2017. Due to the need to produce additional prime products to support the increase in sales volume, our by-product volume increased 16% from 2017.  By-product margins in 2018 were about flat compared with 2017. It should be noted that by-product margins are significantly lower than margins for our prime products. Our average selling price increased for two reasons.  First, by-product selling prices were significantly higher in the first half of 2018 compared to the first half of 2017; and second, a large portion of our prime product sales  are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were about 23% higher in the first half of 2018 as compared to the first half of 2017.  Foreign sales volume increased to 23% of total petrochemical volume from 21% in the first half of 2017.

Processing

Processing revenues increased 4.3% during the first half of 2018 from 2017 due to some improvement in volumes processed and first step processing for a project that was completed at TC.

Cost of Sales

Our Cost of Sales increased 31.0% during the first half of 2018 from 2017 primarily due to the increase in feedstock cost and volume as well as higher operating expenses.  Our average feedstock cost per gallon increased 23% compared to the first half of 2017 primarily due to an approximately 35% increase in the benchmark price of Mont Belvieu natural gasoline, which was partially offset by lower shortfall fees and other delivery costs.

During the first half of 2018, feedstock cost per gallon increased steadily month to month whereas in the first half of 2017 feedstock costs were declining. The increase in feedstock costs compressed margins for prime products. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs.  Formula-based pricing is used to sell the majority of our prime products and typically has a 30 day trailing feed cost basis. This has an unfavorable impact on margins when feedstock prices are rising as we experienced in the first half of 2018. The increase in feedstock costs compressed margins for the spot or non-formula portion of prime product sales.

We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  We expect our advanced reformer unit to enable us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our by-products at higher prices.

The decrease in gross margin from 19.8% to 13.9% was due to higher feedstock costs resulting in margin compression for our prime products as well as higher plant operating expenses.

Total Operating Expense

Total Operating Expense increased 17.1% during the first half of 2018 from 2017.  Labor, transportation and natural gas are the largest individual expenses in this category. Labor costs were higher by 17.0% in the first half of 2018 from 2017. Labor costs were higher primarily due to overtime, training and contract labor associated with the start-up of the Advanced Reformer unit. We estimate the additional non-recurring cost associated with the start-up of the Advanced Reformer to be approximately $1 million. Transportation costs were higher by 17.4% primarily due to an increase in third party freight costs associated with governmental mandates which took effect in the first quarter of 2018, and an increase in the cost of rail freight due to higher shipment volume, higher rail car storage cost at a third-party rail yard as well as higher freight rates.

Depreciation

Depreciation increased 8.7% during the first half of 2018 from 2017.

Capital Expenditures

Capital Expenditures decreased 22.3% during the first half of 2018 from 2017 primarily due to the decline in capital spending for the new advanced reformer unit project which was recently completed. See additional detail above under "Investing Activities".

Specialty Wax Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Product Sales	$13,817	$13,016	$801	6.2%
Processing	6,064	6,183	(119)	(1.9)%
Gross Revenue	19,881	19,199	682	3.6%

Volume of wax sales (thousand pounds)	20,085	20,245	(160)	(0.8)%

Cost of Sales	$18,344	$17,003	$1,341	7.9%
Gross Margin	7.7%	11.4%		(3.7)%
General & Administrative Expense	2,607	2,622	(15)	(0.6)%
Depreciation and Amortization*	2,669	2,024	645	31.9%
Capital Expenditures	$1,622	$10,056	$(8,434)	(83.9)%
*Includes $2,625 and $1,795 for 2018 and 2017, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 6.2% during the first half of 2018 from the first half of 2017 as average wax sales price increased approximately 8% while sales volumes were essentially flat. In 2018, wax sales continued to be constrained by supply issues on third party waxes that we distribute in Latin America and also by limited wax feed supply to our plant. Selling prices for wax benefited from our marketing strategy to enhance pricing and improve sales mix.  Responding to customer demand, we sold record volumes of our higher value waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets.   These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues decreased 1.9% during the first half of 2018 from the first half of 2017. In the first half of 2018, we made progress in correcting operational issues however the plant continued to struggle with consistently and reliably operating the hydrogenation and distillation unit.  B Plant revenues in the first half of 2018 were about $2.14 million, a record level since we acquired it in mid-2016.  We believe significant opportunities for improving our operational efficiencies remain.

Cost of Sales

Cost of Sales increased 7.9% during the first half of 2018 from the first half of 2017 primarily due to increases in operations labor, freight, equipment maintenance, storage and utilities.

General and Administrative Expense

General and Administrative costs decreased 0.6% during the first half of 2018 from 2017.

Depreciation

Depreciation increased 31.9% during the first half of 2018 from 2017 primarily due to the hydrogenation/distillation unit coming online.

Capital Expenditures

Capital Expenditures decreased 83.9% during the first half of 2018 from the first half of 2017 primarily due to the completion of the hydrogenation/distillation project which came online in the second and third quarters of 2017.

Corporate Segment

	2018	2017	Change	% Change
	(in thousands)
General & Administrative Expense	$2,982	$4,020	$(1,038)	(25.8)%
Equity in earnings (losses) of AMAK	458	(4,264)	4,722	110.7%

General and Administrative Expenses

General corporate expenses decreased during the first half of 2018 from the first half of 2017. The decrease is primarily attributable to the cancellation and reversal of stock compensation expense and other post retirement benefits awarded to Mr. Hatem El Khalidi. See further discussion in Note 13 and 19.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK increased during the first half of 2018 from the first half of 2017.

AMAK Summarized Income Statement

	Six Months Ended June 30,
	2018	2017
	(thousands of dollars)
Sales	$33,581	$2,256
Cost of sales	29,061	12,463
Gross income (loss)	$4,520	$(10,207)
General, administrative and other expenses	5,166	4,559
Net loss	$(646)	$(14,766)
Depreciation and amortization	15,982	10,664
Net income (loss) before depreciation and amortization	$15,336	$(4,102)

AMAK made significant progress in 2018 in terms of throughput rates, concentrate quality and recoveries.  Approximately 24,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first half of 2018 as compared to no shipments of copper and zinc concentrate in the first half of 2017.

Guarantee of Saudi Industrial Development Fund ("SIDF") Loan to AMAK

As discussed in Note 19 to the consolidated financial statements, as a condition of the Loan from the SIDF in the principal amount of 330.0 million SR (US$88.0 million) to AMAK, we were required to execute a Guarantee of up to 41% of the Loan.  The decision to provide a limited corporate guarantee in favor of AMAK was difficult as we considered numerous facts and circumstances.  One of the factors considered was that without the US$88.0 million from the SIDF, construction activity on the project would likely have ceased.  Another factor considered was that prior to making a firm commitment regarding funding, the SIDF performed its own exhaustive due diligence of the project and obviously reached the conclusion that the project is viable and capable of servicing the debt.  Yet another factor considered was our ability to reach agreement with various AMAK Saudi shareholders whereby they agreed to use best efforts to have their personal guarantees stand ahead of and pay required payments to SIDF before our corporate guarantee.  Finally, we researched numerous loans made by the SIDF to others and were unable to find a single instance where the SIDF actually called a guarantee or foreclosed on a project.  Based on the above, we determined that it was in the best interest of the Company and its shareholders to provide the limited corporate guarantee to facilitate completion of the mining project in a timely manner.  We believe, based on our analysis, the actual value of plant and equipment on the ground exceeds any exposure related to the corporate guarantee.

On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is $8,000,000. The total amount outstanding to the SIDF at June 30, 2018, was 305.0 million Saudi Riyals (US$81.3 million).

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

On July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to the Amended and Restated Credit Agreement. See Note 20 of the Form 10-Q for a detailed discussion.

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

(b)
Changes in internal control. There were  no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith and exhibits marked with a double asterisk (**) are furnished herewith. Exhibits marked with a plus sign (+) are compensatory plans.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trecora Resources
3.2	Amended and Restated Bylaws of Trecora Resources
10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer

10.2*+	Retirement Agreement, dated as of June 7, 2018, between Trecora Resources and Connie J. Cook
10.3*+	Consulting Agreement, dated as of July 1, 2018, between Trecora Resources and Connie J. Cook
31.1**	Certification of Chief Executive Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13A-14(A) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 6, 2018   TRECORA RESOURCES

By: /s/Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

