Form 10-Q
period 2018-09-30
TRECORA RESOURCES
filed 2018-11-06
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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
Yes    No   X_

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at November 1, 2018: 24,516,069.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$1,292	$3,028
Trade receivables, net	29,787	25,779
Insurance receivable	391	—
Inventories	17,828	18,450
Prepaid expenses and other assets	5,466	4,424
Taxes receivable	1,554	5,584
Total current assets	56,318	57,265

Plant, pipeline and equipment, net	192,311	181,742

Goodwill	21,798	21,798
Intangible assets, net	19,412	20,808
Investment in AMAK	44,322	45,125
Mineral properties in the United States	588	588

TOTAL ASSETS	$334,749	$327,326
LIABILITIES
Current Liabilities
Accounts payable	$13,311	$18,347
Accrued liabilities	6,018	3,961
Current portion of post-retirement benefit	24	305
Current portion of long-term debt	4,194	8,061
Current portion of other liabilities	835	870
Total current liabilities	24,382	31,544

Long-term debt, net of current portion	101,337	91,021
Post-retirement benefit, net of current portion	361	897
Other liabilities, net of current portion	1,170	1,611
Deferred income taxes	18,218	17,242
Total liabilities	145,468	142,315

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued 24.5 million in 2018 and 2017 and outstanding 24.3 million shares in 2018 and 2017	2,451	2,451
Additional paid-in capital	57,147	56,012
Common stock in treasury, at cost	(19)	(196)
Retained earnings	129,413	126,455
Total Trecora Resources Stockholders' Equity	188,992	184,722
Noncontrolling Interest	289	289
Total equity	189,281	185,011

TOTAL LIABILITIES AND EQUITY	$334,749	$327,326

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(thousands of dollars, except per share amounts)
REVENUES
Petrochemical and Product Sales	$68,613	$58,030	$198,881	$165,945
Processing Fees	4,803	3,478	14,382	13,220
	73,416	61,508	213,263	179,165

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $3,813, $2,565, $9,480, and $7,311, respectively)	66,574	51,638	188,139	147,570

GROSS PROFIT	6,842	9,870	25,124	31,595

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	6,327	5,660	17,216	17,621
Depreciation	205	245	592	655
	6,532	5,905	17,808	18,276

OPERATING INCOME	310	3,965	7,316	13,319

OTHER INCOME (EXPENSE)
Interest Income	5	—	26	—
Interest Expense	(924)	(795)	(2,617)	(2,109)
Loss on Extinguishment of Debt	(315)	—	(315)	—
Equity in Losses of AMAK	(1,130)	(897)	(672)	(5,161)
Miscellaneous Income (Expense)	(28)	22	(67)	(42)
	(2,392)	(1,670)	(3,645)	(7,312)

INCOME (LOSS) BEFORE INCOME TAXES	(2,082)	2,295	3,671	6,007

INCOME TAX EXPENSE (BENEFIT)	(473)	577	713	1,970

NET INCOME (LOSS)	(1,609)	1,718	2,958	4,037

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO TRECORA RESOURCES	$(1,609)	$1,718	$2,958	$4,037

Basic Earnings (Loss) per Common Share
Net Income (Loss) Attributable to Trecora Resources (dollars)	$(0.07)	$0.07	$0.12	$0.17

Basic Weighted Average Number of Common Shares Outstanding	24,483	24,304	24,397	24,267

Diluted Earnings (Loss) per Common Share
Net Income (Loss) Attributable to Trecora Resources (dollars)	$(0.06)	$0.07	$0.12	$0.16

Diluted Weighted Average Number of Common Shares Outstanding	25,175	25,157	25,138	25,082

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2018	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock Options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellations (see Note 13)	—	—	(680)	—	—	(680)	—	(680)
Restricted Stock Units
Issued to Directors	—	—	250	—	—	250	—	250
Issued to Employees	—	—	1,284	—	—	1,284	—	1,284
Common Stock
Issued to Directors	—	—	82	78	—	160	—	160
Issued to Employees	—	—	130	155	—	285	—	285
Stock Exchange (see Notes 8 & 17)	—	—	(66)	(65)	—	(131)	—	(131)
Warrants	—	—	(9)	9	—	—	—	—
Net Income	—	—	—	—	2,958	2,958	—	2,958

September 30, 2018	24,311	$2,451	$57,147	$(19)	$129,413	$188,992	$289	$189,281

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$2,958	$4,037
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,614	6,570
Amortization of Intangible Assets	1,396	1,396
Unrealized Gain on Derivative Instruments	—	(51)
Stock-based Compensation	1,002	2,005
Deferred Income Taxes	975	1,571
Postretirement Obligation	(817)	(8)
Equity in Losses of AMAK	672	5,161
Bad Debt Expense	152	—
Amortization of Loan Fees	216	154
Loss on Extinguishment of Debt	315	—
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(4,160)	(545)
Increase in Insurance Receivables	(391)	—
Decrease in Taxes Receivable	4,029	218
Decrease in Inventories	622	5,022
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,592)	387
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(2,977)	3,356
(Decrease) Increase in Other Liabilities	96	281
Net Cash Provided by Operating Activities	11,110	29,554

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(19,090)	(39,250)
Advances to AMAK, net	(114)	(86)
Cash Used in Investing Activities	(19,204)	(39,336)

FINANCING ACTIVITIES
Issuance of Common Stock	—	25
Net Cash Received (Paid) Related to Stock-Based Compensation	441	(80)
Addition to Long-Term Debt	18,177	14,000
Repayment of Long-Term Debt	(12,260)	(8,333)
Net Cash Provided by Financing Activities	6,358	5,612

NET DECREASE IN CASH	(1,736)	(4,170)

CASH AT BEGINNING OF PERIOD	3,028	8,389

CASH AT END OF PERIOD	$1,292	$4,219

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,663	$3,034
Cash payments for taxes, net of refunds	$209	$227
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$573	$642
Stock exchange (Notes 8 & 17)	$131	$—
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

(7)	PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine – 55% ownership

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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results for the year ending December 31, 2018.

We currently operate in two segments, specialty petrochemical products and specialty synthetic waxes.  All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia.  We account for our investment under the equity method of accounting.   See Note 17.

Revenue Recognition

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"),  Revenue from Contracts with Customers, and its amendments with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.  ASC 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers, except where revenues are in scope of another accounting standard. ASC 606 superseded the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC 606 also requires certain additional revenue-related disclosures.

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

For the nine months ended September 30, 2017 the Company recognized revenue according to FASB ASC Topic 605 ("ASC 605"), "Revenue Recognition", when: (1) the customer accepted delivery of the product and title had been transferred or when the service was performed and the Company had no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction had occurred; (3) price was fixed and determinable; and (4) collection was assured.  Product sales generally met these criteria, and revenue was recognized, when the product was delivered or title was transferred to the customer.  Sales revenue was presented net of discounts, allowances, and sales taxes.  Freight costs billed to customers were recorded as a component of revenue.  Revenues received in advance of future sales of products or prior to the performance of services were presented as deferred revenues. Shipping and handling costs were classified as cost of product sales and processing and were expensed as incurred.

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
Processing Fees - The Company's services consist of processing customer supplied feedstocks into custom products including, if requested, services for forming, packaging, and arranging shipping.  Pursuant to Tolling Agreements the customer retains title to the feedstocks and processed products.  The performance obligation in each Tolling Agreement transaction is the processing of customer provided feedstocks into custom products and is satisfied over time.   The amount

of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09,  Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605,  Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606,  Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-09 across all revenue streams.  This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard.  We completed contract reviews and validated results of applying the new revenue guidance (Note 1).

In February 2016, the FASB issued ASU No. 2016-02,  Leases (Topic 842), and has subsequently issued several supplemental and/or clarifying ASUs to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.   Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company has established a project team to analyze ASU No. 2016-02 and is reviewing current accounting policies and procedures to identify potential differences and changes which would result from applying the required new standard to it's lease contracts, and is developing and implementing appropriate changes to internal control processes and controls to support the accounting and disclosure requirements. The Company has identified the population of lease agreements, comprised primarily of railcar lease arrangements, as well as office space and equipment, and is assessing the impact of other arrangements for potential embedded leases.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(thousands of dollars)
Trade receivables	$30,239	$26,079
Less allowance for doubtful accounts	(452)	(300)
Trade receivables, net	$29,787	$25,779

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2018	December 31, 2017
	(thousands of dollars)
Prepaid license	$2,217	$1,919
Prepaid catalyst	620	779
Prepaid insurance	26	—
Spare parts	1,557	954
Other prepaid expenses and assets	1,046	772
Total	$5,466	$4,424

5. INVENTORIES

Inventories included the following:

	September 30, 2018	December 31, 2017
	(thousands of dollars)
Raw material	$3,135	$3,703
Work in process	164	27
Finished products	14,529	14,720
Total inventory	$17,828	$18,450

Inventory serves as collateral for our amended and restated credit agreement.  See Note 10.

Inventory included petrochemical products in transit valued at approximately $4.5 million and $3.7 million at September 30, 2018, and December 31, 2017, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2018	December 31, 2017
	(thousands of dollars)
Platinum catalyst metal	$1,612	$1,612
Land	5,428	5,428
Plant, pipeline and equipment	254,560	186,946
Construction in progress	1,927	50,996
Total plant, pipeline and equipment	263,527	244,982
Less accumulated depreciation	(71,216)	(63,240)
Net plant, pipeline and equipment	$192,311	$181,742

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $0 and $218,000 for the three and $731,000 and $878,000 for the nine months ended September 30, 2018 and 2017, respectively.

Labor capitalized for construction was approximately $0.1 million and $0.8 million for the three and $2.2 million and $2.4 million for the nine months ended September 30, 2018, and 2017, respectively.

Construction in progress during the first nine months of 2018 included equipment purchased for various equipment updates at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR. Construction in progress during the first nine months of 2017 included equipment purchased for the hydrogenation/distillation unit and updates to B Plan equipment at the TC facility; new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the platinum catalyst, which is included in cost of sales, was approximately $24,000 and $0 for the three and $24,000 and $25,000 for the nine months ended September 30, 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	September 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(4,494)	$12,358
Non-compete agreements	94	(75)	19
Licenses and permits	1,471	(469)	1,002
Developed technology	6,131	(2,453)	3,678
	24,548	(7,491)	17,057
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,491)	$19,412

	December 31, 2017
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(3,651)	$13,201
Non-compete agreements	94	(61)	33
Licenses and permits	1,471	(390)	1,081
Developed technology	6,131	(1,993)	4,138
	24,548	(6,095)	18,453
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(6,095)	$20,808

Amortization expense for intangible assets included in cost of sales for the three months ended September 30, 2018 and 2017, was approximately $465,000 and $466,000, respectively, and for the nine months ended September 30, 2018 and 2017, was approximately $1,396,000 and $1,396,000, respectively.

Based on identified intangible assets that are subject to amortization as of September 30, 2018, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
	(thousands of dollars)
Customer relationships	$12,358	$281	$1,123	$1,123	1,123	1,123	1,123	$6,462
Non-compete agreements	19	5	14	—	—	—	—	—
Licenses and permits	1,002	26	106	106	101	86	86	491
Developed technology	3,678	153	613	613	613	613	613	460
Total future amortization expense	$17,057	$465	$1,856	$1,842	$1,837	$1,822	$1,822	$7,413

8. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic Net Income per Share:
Net Income (Loss) Attributable to Trecora Resources	$(1,609)	24,483	$(0.07)	$1,718	24,304	$0.07
Unvested restricted stock units		398			379
Dilutive stock options outstanding		294			474
Diluted Net Income per Share:
Net Income (Loss) Attributable to Trecora Resources	$(1,609)	25,175	$(0.06)	$1,718	25,157	$0.07

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,958	24,397	$0.12	$4,037	24,267	$0.17
Unvested restricted stock units		383			360
Dilutive stock options outstanding		358			455
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,958	25,138	$0.12	$4,037	25,082	$0.16

At September 30, 2018 and 2017, 873,708 and 1,334,087 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

In first quarter 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(thousands of dollars)
Accrued state taxes	$157	$272
Accrued property taxes	1,350	—
Accrued payroll	1,099	1,407
Accrued interest	31	30
Accrued officer compensation	600	500
Other	2,781	1,752
Total	$6,018	$3,961

10. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities. On July 31, 2018, TOCCO, as borrower, and SHR, GSPL and TC, as guarantors (collectively, the “Guarantors”), entered into a Fourth Amendment (“Fourth Amendment”) to our Amended and Restated Credit Agreement (the “ARC”). Pursuant to the Fourth Amendment, the revolving commitment under the ARC (the “Revolving Facility”) was increased from $60.0 million to $75.0 million. Total borrowings under the term loan facility of the ARC (the “Term Loan Facility” and, together with the Revolving Facility, the “Credit Facilities”) were increased to $87.5 million under a single combined term loan, which comprised new term loan borrowings together with approximately $60.4 million of previously outstanding term loans under the Term Loan Facility. The $60.4 million of previously outstanding term loans included the remaining outstanding balances on (i) a $70.0 million single advance term loan incurred to partially finance the acquisition of TC (which we refer to as the “Acquisition loan”) and (ii) a $25.0 multiple advance term loan facility for which borrowing availability ended on December 31, 2015. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. The Fourth Amendment also increased the size of the accordion feature allowing us to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to the lenders acceptance of any increased commitment and certain other conditions. As of September 30, 2018, we had $20.0 million in borrowings outstanding under the Revolving Facility and $86.4 million in borrowings outstanding under the Term Loan Facility. In addition, we had $55 million of available borrowings under our Revolving Facility at September 30, 2018.

The Fourth Amendment also extended the maturity date for the ARC from October 1, 2019 to July 31, 2023 and decreased the interest rate margin applicable to borrowings under each of the Credit Facilities. Following the effective date of the Fourth Amendment, borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to London Interbank Offered Rate ("LIBOR") plus an applicable margin of 1.25% to 2.25% (decreased from 2.00% to 3.00%) or, at our option, the Base Rate (as defined in the ARC) plus an applicable margin of 0.25% to 1.25% (decreased from 1.00% to 2.00%), in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio (as defined in the ARC) of TOCCO. A commitment fee between 0.20% and 0.30% (decreased from 0.25% to 0.375%) is also payable quarterly on the unused portion of the Revolving Facility. As of September 30, 2018, the effective interest rate for the Credit Facilities was 4.24%. Borrowings under the Term Loan Facility continue to be subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.

The Fourth Amendment also modified certain covenants and other provisions of the ARC to provide us with additional flexibility, including (i) increasing the maximum Consolidated Leverage Ratio that must be maintained by TOCCO to 3.50 to 1.00 (subject to temporary increase following certain acquisitions), (ii) decreasing the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ARC) that must be maintained by TOCCO to 1.15 to 1.00 and (iii) eliminating the requirement that TOCCO maintain a minimum asset coverage ratio. Pursuant to the Fourth Amendment, we are only required to comply with the minimum Consolidated Fixed Charge Leverage Ratio covenant beginning with the quarter ended December 31, 2018. In addition to the foregoing, the Term Loan Facility contains a number of other customary affirmative and negative covenants. We were in compliance with all covenants at September 30, 2018.

Following the effectiveness of the Fourth Amendment, all obligations under the ARC continue to be unconditionally guaranteed by the Guarantors and continue to be secured by a first priority lien on substantially all of the assets of TOCCO and the Guarantors under the ARC.

For a summary of additional terms of the Credit Facilities and previous amendments, see Note 13, “Long-Term Debt and Long-Term Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Debt Issuance Costs. Debt issuance costs of approximately $0.9 million were incurred in connection with the Fourth Amendment and the remaining debt issuance costs of $0.3 million from the previous agreements were expensed and are shown as a loss on the extinguishment of debt on the consolidated statements of income for the three and nine months ended September 30, 2018. Unamortized debt issuance costs of approximately $0.9 million and $0.5 million for the periods ended September 30, 2018 and December 31, 2017, have been netted against outstanding loan balances.

The following table summarizes the carrying amounts and debt issuance costs of our long-term debt (in thousands):

	September 30, 2018	December 31, 2017
Acquisition loan	$—	$47,250
Term loan	86,406	17,333
Revolving facility	20,000	35,000
Total	106,406	99,583
Debt issuance costs	(875)	(501)
Total long-term debt	$105,531	$99,082
Less current portion including loan fees	4,194	8,061
Total long-term debt, less current portion including loan fees	$101,337	$91,021

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

We have consistently applied valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. The agreement terminated in December 2017; therefore, there was no outstanding liability at September 30, 2018, and December 31, 2017.  See discussion of our derivative instruments in Note 12.

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

Due to the new debt agreements associated with the acquisition of TC, we believed that the hedge was no longer entirely effective.  Due to the time required to make the determination and the immateriality of the hedge, we began treating the interest rate swap as ineffective as of October 1, 2014.

13. STOCK-BASED COMPENSATION

Stock-based compensation of approximately $629,000 and $716,000 during the three months and $1,002,000 and $2,005,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized.

Restricted Stock Awards

On August 9, 2018, we awarded approximately 40,000 shares of restricted stock to employees at a grant date price of $12.85. The stock will vest six months from the grant date. Compensation expense recognized during the three months ended September 30, 2018, was $171,000.

On January 17, 2018, we awarded 361 shares of restricted stock to an officer at a grant date price of $13.85.  The stock was immediately vested.  Compensation expense recognized during the three months ended September 30, 2018, was $0 and for the nine months ended September 30, 2018, was $5,000.

Restricted Stock Unit Awards

On September 1, 2018, we awarded approximately 9,000 shares of restricted stock to a director at a grant date price of $14.00. The restricted stock award vests over 2 years in 50% increments. Director’s compensation recognized during the three and nine months ended September 30, 2018, was approximately $4,000.

On February 20, 2018, we awarded approximately 102,000 shares of restricted stock units to officers at a grant date price of $12.15.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.  Compensation expense recognized during the three months ended September 30, 2018, was approximately $108,000 and for the nine months ended September 30, 2018, was $252,000.

Officer compensation of approximately $95,000 and $121,000 during the three months and $301,000 and $161,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to officers vesting through 2020.

Director compensation of approximately $75,000 and $75,000 during the three months and $240,000 and $231,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized related to restricted stock unit awards granted to directors vesting through 2020.

Officer compensation of approximately $79,000 and $106,000 was recognized during the three months and $255,000 and $316,000 during the nine months ended September 30, 2018, and 2017, respectively, related to restricted stock unit awards granted to officers.  One-half of the restricted stock units vest ratably over three years.  The other half vests at the end of the three years based upon the performance metrics of return on invested capital and earnings per share growth.  The number of shares actually granted will be adjusted based upon relative performance to our peers.

Employee compensation of approximately $98,000 and $108,000 during the three months and $300,000 and $323,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized related to restricted stock units with a four years vesting period which was awarded to officers.  This restricted stock vests through 2019.

Restricted stock units activity in the first nine months of 2018 was as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2018	387,702	$11.39
Granted	151,908	$12.45
Forfeited	(48,631)	$10.88
Vested	(92,874)	$11.85
Outstanding at September 30, 2018	398,105	$11.72

Stock Option and Warrant Awards

A summary of the status of our stock option awards and warrants is presented below:

	Number of Stock Options & Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2018	1,323,587	$7.82
Granted	—	—
Exercised	(249,879)	5.61
Cancelled	(200,000)	3.40
Forfeited	—	—
Outstanding at September 30, 2018	873,708	$9.47	4.5
Exercisable at September 30, 2018	873,708	$9.47	4.5

The fair value of the options granted were calculated using the Black Scholes option valuation model with the assumptions as disclosed in prior quarterly and annual filings.

Directors' compensation of approximately $0 and $30,000 during the three months and $0 and $90,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized related to options to purchase shares vesting through 2017.

Employee compensation of approximately $0 and $277,000 during the three months and $154,000 and $884,000 during the nine months ended September 30, 2018, and 2017, respectively, was recognized related to options with a 4- year vesting period which were awarded to officers and key employees.  These options vest through 2018.

Post-retirement compensation of approximately $0 and $0 during the three months and $679,000 and $0 during the nine months ended September 30, 2018, and 2017, was reversed related to options awarded to Mr. Hatem El Khalidi in July 2009.  On May 9, 2010, the Board of Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders.  The Company was successful in litigating its right to withdraw the options and benefits and as such, these options and benefits were reversed during the second quarter of 2018.  See further discussion in Note 19.

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

	Three Months Ended September 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$61,675	$6,938	$—	$—	$68,613
Processing fees	2,056	2,799	—	(52)	4,803
Total revenues	63,731	9,737	—	(52)	73,416
Operating profit (loss) before depreciation and amortization	6,167	415	(2,252)	—	4,330
Operating profit (loss)	3,516	(936)	(2,270)	—	310
Profit (loss) before taxes	2,561	(1,239)	(3,404)	—	(2,082)
Depreciation and amortization	2,651	1,351	16	—	4,018
Capital expenditures	2,562	1,094	—	—	3,656

	Three Months Ended September 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$52,440	$5,590	$—	—	$58,030
Processing fees	1,519	1,959	—	—	3,478
Total revenues	53,959	7,549	—	—	61,508
Operating profit (loss) before depreciation and amortization	9,319	(587)	(1,957)	—	6,775
Operating profit (loss)	7,735	(1,795)	(1,975)	—	3,965
Profit (loss) before taxes	7,149	(1,975)	(2,879)	—	2,295
Depreciation and amortization	1,584	1,208	18	—	2,810
Capital expenditures	9,426	1,991	—	—	11,417

	Nine Months Ended September 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$178,094	$20,755	$—	$32	$198,881
Processing fees	5,769	8,863	—	(250)	14,382
Total revenues	183,863	29,618	—	(218)	213,263
Operating profit (loss) before depreciation and amortization	20,655	1,969	(5,234)	—	17,390
Operating profit (loss)	14,635	(2,051)	(5,268)	—	7,316
Profit (loss) before taxes	12,474	(2,926)	(5,877)	—	3,671
Depreciation and amortization	6,020	4,020	32	—	10,072
Capital expenditures	16,374	2,716	—	—	19,090

	Nine Months Ended September 30, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$147,339	$18,606	$—	—	$165,945
Processing fees	5,078	8,142	—	—	13,220
Total revenues	152,417	26,748	—	—	179,165
Operating profit (loss) before depreciation and amortization	26,294	969	(5,978)	—	21,285
Operating profit (loss)	21,610	(2,264)	(6,027)	—	13,319
Profit (loss) before taxes	19,750	(2,534)	(11,209)	—	6,007
Depreciation and amortization	4,684	3,233	49	—	7,966
Capital expenditures	27,203	12,047	—	—	39,250

	September 30, 2018
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$22,600	$3,896	$—	$—	$26,496
Trade receivables, processing fees	1,165	2,126	—	—	3,291
Goodwill and intangible assets, net	—	41,210	—	—	41,210
Total assets	282,094	115,146	91,647	(154,138)	334,749

	December 31, 2017
	Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$20,211	$2,671	$—	$—	$22.882
Trade receivables, processing fees	983	1,914	—	—	2,897
Goodwill and intangible assets, net	—	42,606	—	—	42,606
Total assets	265,213	117,579	97,880	(153,346)	327,326

15. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit.  In April 2017 the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities.  We received notification from the IRS in March 2018 that audit was complete and acceptance of the refund claims resulting from the Research and Development ("R&D") credit for approximately $350,000, which has now been received.  We also received notification that Texas will audit our R&D credit calculations for 2014 and

2015.  We are in the process of submitting additional documentation to Texas.  We do not expect any changes related to the Texas audit.  Tax returns for various jurisdictions remain open for examination for the years 2014 through 2017.  As of September 30, 2018 and December 31, 2017, respectively, we recognized no adjustment for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation and a research and development credit for the three and nine months ended September 30, 2018.  The effective tax rate varies from the federal statutory rate of 35% primarily as a result of state tax expense and stock option based compensation offset by the manufacturing deduction for the three and nine months ended September 30, 2017.  We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

On December 22, 2017, Public Law No. 115-97 known as the TCJA was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% for tax years effective January 1, 2018. The TCJA also implements a territorial tax system, provides for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminates the alternative minimum tax ("AMT"), makes AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition, the TJCA creates prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

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

We have recognized the provisional tax impacts related to the acceleration of depreciation and included these amounts in our consolidated financial statements for the three and nine months ended September 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA . We did not identify items for which the income tax effects of the TCJA have not been completed, and a reasonable estimate could not be determined as of September 30, 2018 and December 31, 2017. The federal income tax return was filed in October 2018, which resulted in net operating tax loss and business credit which were carried back to 2015 and 2016.

16. POST-RETIREMENT OBLIGATIONS

In January 2008, an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi.  See Notes 13 and 19.  All amounts which had not met termination dates remained recorded until a resolution was achieved. The matter was resolved on May 25, 2018 and as of June 30, 2018, post-retirement obligations of approximately $1.0 million for Mr. El Khalidi have been reversed. As of December 31, 2017, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 and June 2018, we entered into retirement agreements with our former CEO and current Executive Chairman, and our former VP of Accounting & Compliance. As of September 30, 2018 and December 31, 2017, approximately $0.4 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

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

As of September 30, 2018 and December 31, 2017, the Company had a non-controlling equity interest of 33.4% in AMAK of approximately $44.3 million and $45.1 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2018.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal ("SR").  In June 1986 the SR was officially pegged to the U. S. Dollar ("USD") at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(thousands of dollars)		(thousands of dollars)
Sales	$19,877	$9,709	$53,458	$11,965
Cost of sales	20,350	11,016	49,411	23,480
Gross profit (loss)	$(473)	$(1,307)	$4,047	$(11,515)
General, administrative and other expenses	3,917	2,382	9,083	6,942
Net Loss	$(4,390)	$(3,689)	$(5,036)	$(18,457)
Depreciation and amortization	8,899	6,214	24,881	16,880
Net income (loss) before depreciation and amortization	$4,509	$2,525	$19,845	$(1,577)

Financial Position

	September 30,	December 31,
	2018	2017
	(thousands of dollars)
Current assets	$44,238	$23,333
Noncurrent assets	214,708	237,875
Total assets	$258,946	$261,208

Current liabilities	$11,569	$24,439
Long term liabilities	83,826	68,837
Shareholders' equity	163,551	167,932
	$258,946	$261,208

The equity in the income or loss of AMAK reflected on the consolidated statements of income for the three months and nine months ended September 30, 2018, and 2017, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(thousands of dollars)		(thousands of dollars)
AMAK Net Loss	$(4,390)	$(3,689)	$(5,036)	$(18,457)

Company's share of loss reported by AMAK	$(1,467)	$(1,234)	$(1,682)	$(6,172)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	1,010	1,011
Equity in loss of AMAK	$(1,130)	$(897)	$(672)	$(5,161)

See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

At September 30, 2018, and December 31, 2017, we had a receivable from AMAK of approximately $235,000 and $121,000, respectively, relating to unreimbursed travel and Board expenses which are included in prepaid and other assets.  We did not advance any cash to AMAK during 2018.

18. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $0 were incurred during the three months and $27,000 during the nine months ended September 30, 2017, from IHS Global FZ LLC of which Company director Gary K Adams held the position of Chief Advisor – Chemicals until April 1, 2017.

Consulting fees of approximately $25,000 and $19,000 were incurred during the three months and $75,000 and $56,000 during the nine months ended September 30, 2018 and 2017, respectively, from our Executive Chairman, Nicholas Carter.  Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015.  In March 2018, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2018, unless otherwise agreed by the Company and Mr. Carter.

19. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan was originally through June 2019.  As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs.  We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment.  On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is $8,000,000. The total amount outstanding to the SIDF at September 30, 2018, was 305.0 million Saudi Riyals (US$81.3 million).

Operating Lease Commitments

We have operating leases for the rental of railcars, office space, and equipment with expiration dates through 2026.  Rental expense for these operating leases for the three months ended September 30, 2018, and 2017, was $1.0 million and $1.0 million, respectively, and for the nine months ended September 30, 2018, and 2017, was $3.0 million and $2.7 million, respectively.

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers.  Shortfall fee expenses for the three months ended September 30, 2018, and 2017, were $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2018, and 2017, were $0.7 million and $1.4 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $146,000 and $119,000 for the three months ended and $430,000 and $444,000 for the nine months ended September 30, 2018, and 2017, respectively.

20. SUBSEQUENT EVENTS

In mid-September the Silsbee facility suffered a power outage causing a shutdown of the plant including the Advanced Reformer unit. In mid-October, after extensive engineering review and consultations with the technology licensor of the Advanced Reformer unit, it was determined that the unit's catalyst required replacement. Although the unit continues to operate, the product is not meeting design specifications thus negatively impacting the unit's expected financial benefit. We are working with the catalyst manufacturer to replace the catalyst in the fourth quarter. The estimated cost of replacement is $4 million. The replacement will be capitalized and depreciated.

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

We believe we are well-positioned to benefit from capital investments that we have completed.  As a result of the D-Train expansion which was completed in 2014, we now have sufficient pentane capacity to readily maintain our share of market growth for the foreseeable future.  We believe that both the Advanced Reformer unit and the hydrogenation/distillation unit will contribute to increased revenue and gross margin over time and as we improve reliability.  While petrochemical prices are volatile on a short-term basis and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business strategy and outlook.

In February 2018, while attempting to commission the Advanced Reformer unit at our Silsbee facility, the unit overheated and ignited a fire. There was damage to all six heaters in the unit, and the damaged equipment had to be replaced. The total repair cost was approximately $3.5 million. Our insurers agreed to cover costs over our $1 million deductible. In the second quarter we received an initial advance payment of approximately $2 million, in the third quarter we received $0.2 million, and we expect to receive the balance in the fourth quarter.

On July 9, 2018, we announced the safe and successful start up of our Advanced Reformer unit at our Silsbee facility. In mid-September the Silsbee facility suffered a power outage causing a shutdown of the plant including the Advanced Reformer unit. In mid-October, after extensive engineering review and consultations with the technology licensor of the Advanced Reformer unit it was determined that the unit's catalyst required replacement. Although the unit continues to operate the product is not meeting design specifications thus negatively impacting the unit's expected financial benefit. We are working with the catalyst manufacturer to replace the catalyst in the fourth quarter. The estimated cost of replacement is $4 million. The replacement will be capitalized and depreciated.

We continue to emphasize operational excellence and our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness.  Consistent with these objectives, we strengthened our management team with the recent appointments of Chief Manufacturing Officer and Executive Vice President, Commercial.

Review of Third Quarter 2018 Results

We reported third quarter 2018 losses of $1.6 million down from $1.7 million earnings in third quarter 2017. Diluted earnings per share of $(0.06) were reported for 2018, down from $0.07 in 2017. Sales volume of our petrochemical products decreased 3.5%, and sales revenue from our petrochemical products increased 18.0% as compared to third quarter 2017. Prime product petrochemical sales volumes (which exclude by-product sales) were up 1.8% over third quarter 2017. Wax sales volume increased 12.7% compared to third quarter 2017 and wax sales revenue was up 23.3% compared to third quarter 2017. Trecora Resources gross profit margin decreased to 9.3% of sales in third quarter 2018 from 16.0% in third quarter 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Net Income (Loss)	$(1,609)	$1,718	$2,958	$4,037
Interest expense	924	795	2,617	2,109
Depreciation and amortization	4,018	2,810	10,072	7,966
Income tax expense (benefit)	(473)	577	713	1,970
EBITDA	$2,860	$5,900	$16,360	$16,082
Share-based compensation	630	716	1,002	2,005
Loss on extinguishment of debt	315	—	315	—
Equity in losses of AMAK	1,130	897	672	5,161
Adjusted EBITDA	$4,935	$7,513	$18,349	$23,248

Net Income (Loss)	$(1,609)	$1,718	$2,958	$4,037
Equity in losses of AMAK	$1,130	$897	$672	$5,161
Taxes at statutory rate of 21% for 2018 and 35% for 2017	(237)	(314)	(141)	(1,806)
Tax effected equity in losses	893	583	531	3,355
Adjusted Net Income (Loss)	$(716)	$2,301	$3,489	$7,392

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2018	December 31, 2017	September 30, 2017
Days sales outstanding in accounts receivable	38.1	38.4	34.6
Days sales outstanding in inventory	22.8	27.5	19.6
Days sales outstanding in accounts payable	17.0	27.3	18.9
Days of working capital	43.9	38.5	35.4

Our days sales outstanding in accounts receivable decreased slightly as compared to December 31, 2017.  Our days sales outstanding in inventory decreased due to the increase in sales volume which reduced inventory on hand.  Our days sales outstanding in accounts payable decreased due to construction expenses for the newly completed Advanced Reformer unit.  Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash decreased $1.7 million during the nine months ended September 30, 2018, as compared to a decrease of $4.2 million for the nine months ended September 30, 2017.  Our total available liquidity, which includes cash and available revolving borrowing capacity under the ARC, was approximately $56.3 million and $37.9 million at September 30, 2018 and December 31, 2017, respectively. Going forward, amounts able to be drawn under the Revolving Facility may be limited to maintain compliance with our covenants.

The change in cash is summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$11,110	$29,554
Investing activities	(19,204)	(39,336)
Financing activities	6,358	5,612
Decrease in cash	$(1,736)	$(4,170)
Cash	$1,292	$4,219

Operating Activities
Cash provided by operating activities totaled $11.1 million for the first nine months of 2018, $18.4 million lower than 2017.    For the first nine months of 2018 net income decreased by approximately $1.08 million as compared to 2017.  Major non-cash items affecting 2018 income included increases in deferred taxes of $1.0 million, depreciation of $8.6 million and equity in losses of AMAK of $0.7 million.  Major non-cash items affecting 2017 income included increases in deferred taxes of $1.6 million, depreciation of $6.6 million, and equity in losses of AMAK of approximately $5.2 million.

Factors leading to a decrease in cash provided by operating activities included:

•
Accounts receivable increased approximately $4.2 million due to timing of sales later in the quarter, with average days sales outstanding in accounts receivable of 38 days, leading to outstanding receivables at the end of the quarter;

•	Insurance receivable increased approximately $0.4 million (due to a claim filed for the new Advanced Reformer fire) as compared to no receivable in 2017;

•
Prepaid and other assets increased approximately $1.6 million (primarily due to the inventorying of spare parts) as compared to a decrease of approximately $387,000 in 2017 (primarily due to a reduction in prepaid insurance); and

•
Accounts payable and accrued liabilities decreased $3.0 million (due to decreased construction expenditures) as compared to an increase of approximately $3.4 million in 2017 (due to increased construction expenditures).

Investing Activities

Cash used by investing activities during the first nine months of 2018 was approximately $19.2 million, representing a decrease of approximately $20.1 million over the corresponding period of 2017.   During the first nine months of 2018, the primary use of capital expenditures was for the new Advanced Reformer unit and the addition of a rail spur at the SHR loading facility.  During the first nine months of 2017, we continued to purchase equipment for the hydrogenation/distillation unit and the new Advanced Reformer unit along with some tankage and various other facility improvements.

Financing Activities

Cash provided by financing activities during the first nine months of 2018 was approximately $6.4 million versus cash provided of $5.6 million during the corresponding period of 2017. During 2018, we restructured our loan agreement, as detailed in Note 10. We drew $18.2 million on our line of credit to fund ongoing capital projects during the first nine months of 2018. As discussed in Note 10, proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility. During 2017, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $2.0 million. We drew $14.0 million on our line of credit to fund ongoing capital projects.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Specialty Petrochemical Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Petrochemical Product Sales	$61,675	$52,440	$9,235	17.6%
Processing	2,056	1,519	537	35.4%
Gross Revenue	$63,731	$53,959	$9,772	18.1%

Volume of Sales (gallons)
Petrochemical Products	21,564	22,353	(789)	(3.5)%
Prime Product Sales	16,986	16,681	305	1.8%

Cost of Sales	$57,156	$43,424	$13,732	31.6%
Gross Margin	10.3%	19.5%		(9.2)%
Total Operating Expense*	18,673	15,040	3,633	24.2%
Natural Gas Expense*	1,265	1,106	159	14.4%
Operating Labor Costs*	4,837	4,412	425	9.6%
Transportation Costs*	7,126	6,051	1,075	17.8%
General & Administrative Expense	2,893	2,595	298	11.5%
Depreciation and Amortization**	2,651	1,584	1,067	67.4%
Capital Expenditures	2,562	9,426	(6,864)	(72.8)%
* Included in cost of sales
**Includes $2,486 and $1,378 for 2018 and 2017, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemical segment increased during third quarter 2018 from third quarter 2017 by 18.1%, primarily due to an increase in the average selling price of Petrochemical Products of 21.9%, and a 35.4% increase in processing revenue.

Petrochemical Product Sales

Petrochemical product sales increased by 17.6% during third quarter 2018 from third quarter 2017 due to an increase in the the average selling price of 21.9%, which was partially offset by 3.5% decline in petrochemical sales volume due to lower sales of by-products.  Prime product sales volume were flat as compared to third quarter 2017 but increased 5.6% compared to second quarter 2018.  Prime product sales in the second quarter were negatively affected by operating issues at some customers. Average selling price increased as prices for both prime products and by-products increased to offset higher feedstock cost which were up 37% from the third quarter of 2017.  It should be noted that by-products are produced as result of prime product production and their margins are significantly lower than margins for our prime products.  Our average selling price increased for multiple reasons.  First, by-product selling prices were significantly higher in third quarter 2018 compared to third quarter 2017; second, a large portion of our prime product sales are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock; and lastly we have increased prices for non-formula prime products.  Foreign sales volume increased to 25.6% of total petrochemical volume from 22.1% in third quarter 2017.

Processing

Processing revenues increased 35.4% in third quarter 2018 from third quarter 2017, primarily due to increased sales to two specific existing customers.

Cost of Sales

Cost of Sales increased 31.6% during third quarter 2018 from 2017 primarily due to the increase in feedstock cost and higher operating expenses at our Silsbee plant.  Our average feedstock cost per gallon increased 37% over third quarter 2017 primarily due to an approximately 39% increase in the benchmark price of Mont Belvieu natural gasoline.  Our average feedstock cost per gallon for the third quarter 2018 was flat from the second quarter of 2018. The increase in feedstock costs compressed margins for prime products relative to third quarter 2017. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products and typically has a 30 day trailing feed cost basis. This has an unfavorable impact on margins when feedstock prices are rising as we experienced during the quarter. The increase in feedstock costs also compressed margins for the spot, or non-formula, portion of prime product sales.

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

The decrease in gross margin percentage from 19.5% to 10.3% was due to higher feedstock costs resulting in margin compression for our prime products as well as higher plant operating expenses.

Total Operating Expense

Total Operating Expense increased 24.2% during third quarter 2018 from 2017.  The key drivers for the increase were higher natural gas, electricity, labor, and product transportation costs. Labor costs were up 9.6% in third quarter 2018 from 2017, primarily due to overtime, training and contract labor associated with the start-up and associated operating issues related to the Advanced Reformer unit. Certain previously capitalized costs associated with the start-up of the unit were expensed during third quarter 2018. Transportation costs were higher by 17.8% primarily due to an increase in third party freight costs associated with governmental mandates which took effect in the first quarter of 2018, and an increase in the cost of rail freight due to higher shipment volume, higher rail car storage cost at a third-party rail yard as well as higher freight rates.

Capital Expenditures

Capital Expenditures in the third quarter 2018 were approximately $2.6 million million compared to $9.4 million in the second quarter 2017 reflecting the completion of the Advanced Reformer unit project.

Specialty Wax Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Product Sales	$6,938	$5,590	$1,348	24.1%
Processing	2,799	1,959	840	42.9%
Gross Revenue	$9,737	$7,549	$2,188	29.0%

Volume of wax sales (thousand pounds)	9,055	8,036	1,019	12.7%

Cost of Sales	$9,470	$8,216	$1,254	15.3%
Gross Margin	2.7%	(8.8)%		11.6%
General & Administrative Expense	1,180	1,107	73	6.6%
Depreciation and Amortization*	1,351	1,208	143	11.8%
Capital Expenditures	$1,094	$1,991	$(897)	(45.1)%
*Includes $1,327 and $1,187 for 2018 and 2017, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 24.1% during third quarter 2018 from third quarter 2017 as wax sales volume increased 12.7%. Wax sales were constrained by supply issues for our wax feed. Wax sales continue to be limited by supply constraints as opposed to market demand. Our average wax selling price increased 10% reflecting our marketing strategy to enhance pricing and improve sales mix.  Customer demand continues to be strong for our higher value waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets. These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues increased 42.9% during third quarter 2018 from third quarter 2017. The increase is primarily due to higher revenues from hydrogenation/distillation unit and B Plant. We continue to struggle with the reliability of the hydrogenation/distillation unit and we are implementing modifications to improve its performance. B Plant revenues in third quarter 2018 were about $0.6 million. We have identified significant opportunities for improving our operational efficiency and customer demand for our custom processing capabilities continues to be strong.

Cost of Sales

Cost of Sales increased 15.3% during third quarter 2018 from third quarter 2017, primarily due to higher plant operating expenses including higher costs for labor, maintenance, storage and utilities.

Depreciation

Depreciation increased 11.8% during third quarter 2018 from 2017, primarily due to the hydrogenation/distillation unit coming online in the second and third quarters of 2017.

Capital Expenditures

Capital Expenditures decreased 45.1% during third quarter 2018 from third quarter 2017 primarily due to a decrease in expenditures for construction in progress including the hydrogenation/distillation project.  The project came online in second and third quarters 2017.

Corporate Segment

	2018	2017	Change	% Change
	(in thousands)
General & Administrative Expense	$2,252	$1,957	$295	15.1%
Equity in losses of AMAK	(1,130)	(897)	(233)	(26.0)%
General and Administrative Expenses

General corporate expenses increased during third quarter 2018 from third quarter 2017. The increase is primarily attributable to increased insurance premiums.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK increased during third quarter 2018 from third quarter 2017. The equity in losses were impacted primarily as a result of a reduction in AMAK's inventory value for copper and zinc concentrates.

AMAK Summarized Income Statement

	Three Months Ended September 30,
	2018	2017
	(thousands of dollars)
Sales	$19,877	$9,709
Cost of sales	20,350	11,016
Gross operating loss	$(473)	$(1,307)
General, administrative and other expenses	3,917	2,382
Net loss	$(4,390)	$(3,689)
Depreciation and amortization	8,899	6,214
Net loss before depreciation and amortization	$4,509	$2,525

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 17,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in third quarter 2018 as compared to 8,000 dmt of copper and zinc concentrate in third quarter 2017. This is an approximately 17% increase in shipments compared to second quarter 2018. Third quarter net income before depreciation and amortization shows an improvement of approximately $2 million compared to third quarter 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

Specialty Petrochemical Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Petrochemical Product Sales	178,094	147,339	30,755	20.9%
Processing	5,769	5,078	691	13.6%
Gross Revenue	183,863	152,417	31,446	20.6%

Volume of Sales (gallons)
Petrochemical Products	64,586	60,512	4,074	6.7%
Prime Product Sales	50,729	46,864	3,865	8.2%

Cost of Sales	160,543	122,351	38,192	31.2%
Gross Margin	12.7%	19.7%		(7.0)%
Total Operating Expense*	51,597	43,161	8,436	19.5%
Natural Gas Expense*	3,841	3,545	296	8.3%
Operating Labor Costs*	13,351	11,688	1,663	14.2%
Transportation Costs*	21,528	18,314	3,214	17.5%
General & Administrative Expense	8,193	7,914	279	3.5%
Depreciation and Amortization**	6,020	4,684	1,336	28.5%
Capital Expenditures	16,374	27,203	(10,829)	(39.8)%
* Included in cost of sales
** Includes $5,528 and $4,142 for 2018 and 2017, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemical segment increased during the first nine months of 2018 from the first nine months of 2017 by 20.6% primarily due to an increase in sales volume for Petrochemical Products of 6.7%, an increase in the average selling price of 13.2% and an increase in processing revenue of 13.6%.

Petrochemical Product Sales

Petrochemical product sales increased by 20.9% during the first nine months of 2018 from the first nine months of 2017 due to an increase in sales volume of 12.7% and an increase in the average selling price of 8.7%.  Prime product volume increased 8.2% in the first nine months of 2018 as compared to the first nine months of 2017. Prime products sales volume in 2018 benefited from strong sales in the first quarter of 2018 while second quarter 2018 prime product sales were impacted by customer issues. These issues tended to resolve in the third quarter, resulting in sequential volume growth. Compared to 2017, we saw good growth for prime products across all major markets. Due to the need to produce additional prime products to support the increase in sales volume, our by-product volume increased 1.5% from 2017.  By-product margins in 2018 increased significantly compared with 2017 a 34% increase in selling prices outpaced the rise in feedstock costs. In third quarter 2018, by-product prices benefited from the start up of the Advanced Reformer, which produces higher value products than the previous process. It should be noted that by-product margins are significantly lower than margins for our prime products.

Our average selling price increased for the first nine months of 2018 for two reasons.  First, by-product selling prices were significantly higher in the first nine months of 2018 compared to the first nine months of 2017; and second, a large portion of our prime product sales  are contracted with pricing formulas which are tied to prior month Natural Gas Liquid (NGL) prices which is our primary feedstock.  Feedstock prices were about 23% higher in the first nine months of 2018 as compared to the first nine months of 2017.  Additionally, we achieved price increases for the spot portion of our prime products business. Foreign sales volume increased to 26% of total petrochemical volume from 17% in the first nine months of 2017.

Processing

Processing revenues increased 13.6% during the first nine months of 2018 from 2017 due to higher revenues from two custom processing customers.

Cost of Sales

Our Cost of Sales increased 31.2% during the first nine months of 2018 from 2017 primarily due to the increase in feedstock cost as well as higher operating expenses.  Our average feedstock cost per gallon increased 25% compared to the first nine months of 2017, primarily due to an approximately 37% increase in the benchmark price of Mont Belvieu natural gasoline. which was partially offset by lower shortfall fees and other delivery costs.

During the first nine months of 2018, feedstock cost per gallon increased steadily month to month and more steeply than the first nine months of 2017. The increase in feedstock costs compressed margins for prime products. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs.  Formula-based pricing is used to sell the majority of our prime products and typically has a 30 day trailing feed cost basis. This has an unfavorable impact on margins when feedstock prices are rising as we experienced in the first half of 2018. The increase in feedstock costs compressed margins for the spot or non-formula portion of prime product sales.

We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells.  The material is a commodity product in the oil/petrochemical markets and generally is readily available.  The price of natural gasoline normally correlates approximately 90% with the price of crude oil.  The Advanced Reformer unit enables us to convert the less valuable components in our feed into higher value products, thereby allowing us to sell our by-products at higher prices.

The decrease in gross margin from 19.7% to 12.7% was due to higher feedstock and operating expenses.

Total Operating Expense

Total Operating Expense increased 19.5% during the first nine months of 2018 from the same period in 2017.  Labor, transportation and electricity are the largest individual expenses in this category. Labor costs were higher by 14.2% in the first nine months of 2018 from 2017. Labor costs were higher primarily due to overtime, contract labor and maintenance associated with the start-up and commissioning of the Advanced Reformer unit. Certain previously capitalized costs associated with the start-up of the unit were expensed during the nine months ended September 30, 2018. Transportation costs were higher by 17.5% primarily due to an increase in third party freight costs associated with governmental mandates which took effect in the first quarter of 2018, and an increase in the cost of rail freight due to higher shipment volume, higher rail car storage cost at a third-party rail yard as well as higher freight rates.

Depreciation

Depreciation increased 28.5% during the first nine months of 2018 from 2017, primarily due to the commissioning of the Advanced Reformer unit.

Capital Expenditures

Capital Expenditures decreased 39.8% during the first nine months of 2018 from 2017 primarily due to the decline in capital spending for the new Advanced Reformer unit project which was recently completed. See additional detail above under "Investing Activities".

Specialty Wax Segment

	2018	2017	Change	% Change
	(thousands of dollars)
Product Sales	$20,755	$18,606	$2,149	11.6%
Processing	8,863	8,142	721	8.9%
Gross Revenue	29,618	26,748	2,870	10.7%

Volume of wax sales (thousand pounds)	29,140	28,281	859	3.0%

Cost of Sales	$27,814	$25,219	$2,595	10.3%
Gross Margin	6.1%	5.7%		0.4%
General & Administrative Expense	3,787	3,729	58	1.6%
Depreciation and Amortization*	4,020	3,233	787	24.3%
Capital Expenditures	$2,716	$12,047	$(9,331)	(77.5)%
*Includes $3,952 and $3,169 for 2018 and 2017, respectively, which is included in cost of sales

Product Sales

Product sales revenue increased 11.6% during the first nine months of 2018 from the first nine months of 2017 as average wax sales price increased approximately 7.6% while wax sales volumes increased 3.0%. In 2018, wax sales continued to be constrained by supply issues on third party waxes that we distribute in Latin America and also by limited wax feed supply to our plant. Selling prices for wax benefited from our marketing strategy to enhance pricing and improve sales mix.  Responding to customer demand, we sold record volumes of our higher value waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets.   These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues increased 8.9% during the first nine months of 2018 from the first nine months of 2017. In the first nine months of 2018, we made progress in correcting operational issues however the plant continued to struggle with consistently and reliably operating the hydrogenation and distillation unit.  B Plant revenues in the first nine months of 2018 were about $2.4 million compared to $2.2 million in the first nine months of 2017.

Cost of Sales

Cost of Sales increased 10.3% during the first nine months of 2018 from the first nine months of 2017, primarily due to increases in labor, depreciation, storage, maintenance and utilities, partially offset by lower wax material costs.

General and Administrative Expense

General and Administrative costs were relatively flat from 2017.

Depreciation

Depreciation increased 24.3% during the first nine months of 2018 from 2017, primarily due to the hydrogenation/distillation unit coming online in the second and third quarters of 2017.

Capital Expenditures

Capital Expenditures decreased 77.5% during the first nine months of 2018 from the first nine months of 2017 primarily due to the completion of the hydrogenation/distillation project, which came online in the second and third quarters of 2017.

Corporate Segment

	2018	2017	Change	% Change
	(in thousands)
General & Administrative Expense	$5,234	$5,978	$(744)	(12.4)%
Equity in losses of AMAK	(672)	(5,161)	4,489	87.0%

General and Administrative Expenses

General corporate expenses decreased during the first nine months of 2018 from the first nine months of 2017. The decrease is primarily attributable to the cancellation and reversal of stock compensation expense and other post retirement benefits awarded to Mr. Hatem El Khalidi. See further discussion in Note 13 and 19.

Equity in Losses of AMAK

Equity in losses of AMAK decreased due to increased profitability during the first nine months of 2018 as compared to the first nine months of 2017.

AMAK Summarized Income Statement

	Nine Months Ended September 30,
	2018	2017
	(thousands of dollars)
Sales	$53,458	$11,965
Cost of sales	49,411	23,480
Gross operating income (loss)	$4,047	$(11,515)
General, administrative and other expenses	9,083	6,942
Net loss	$(5,036)	$(18,457)
Depreciation and amortization	24,881	16,880
Net income (loss) before depreciation and amortization	$19,845	$(1,577)

AMAK continued significant progress in 2018 in terms of throughput rates, concentrate quality and recoveries.  Approximately 42,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first nine months of 2018 as compared to 8,000 dmt of copper and zinc concentrate in the first nine months of 2017. Net income before depreciation and amortization shows an improvement of over $21 million year to date compared to 2017.

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

On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is $8,000,000. The total amount outstanding to the SIDF at September 30, 2018, was 305.0 million Saudi Riyals (US$81.3 million).

Contractual Obligations

Our contractual obligations are summarized in  Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations,"  in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 10 for changes to our debt maturity schedule. There have been no other material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

(b)
Changes in internal control. There were  no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 from Trecora Resources' Current Report on Form 8-K, filed August 1, 2018)

10.2+
Consulting Agreement, dated as of July 1, 2018, between Trecora Resources and Connie J. Cook (incorporated by reference to Exhibit 10.3 from Trecora Resources' Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

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

DATE:  November 6, 2018   TRECORA RESOURCES

By: /s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

