Form 10-K
period 2018-12-31
TRECORA RESOURCES
filed 2019-03-15
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2018 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)
Registrant's telephone number, including area code: (281) 980-5522
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common stock, par value $0.10 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
_____________________
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value on June 30, 2018, of the registrant's voting securities held by non-affiliates was approximately $254 million.
Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 4, 2019 (excluding 7,540 shares of treasury stock): 24,686,830.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on or about May 15, 2019.

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
The Company owns a 33% interest in Al Masane Al Kobra Mining Company ("AMAK"), a Saudi Arabian closed joint stock mining company, which is engaged in the commercial production of copper and zinc concentrates and silver and gold doré. The Company also has a 55% interest in Pioche Ely Valley Mines, Inc. ("PEVM"), a Nevada mining corporation, which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.
This document includes the following abbreviations:

(1)	TREC – Trecora Resources

(2)	TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC

(3)	SHR – South Hampton Resources, Inc. – Specialty petrochemical segment and parent of GSPL

(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the specialty petrochemical segment

(5)	TC – Trecora Chemical, Inc. – Specialty wax segment

Business Segments
We operate in two business segments; the manufacturing of various specialty petrochemical products and the manufacturing of specialty synthetic waxes.
Our specialty petrochemical products segment is conducted through SHR, a Texas corporation. SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our specialty petrochemical products are typically transported to customers by rail car, tank truck, iso-container, and by ship. SHR owns all of the capital stock of GSPL, a Texas corporation, which owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party. SHR also provides custom processing services.
Our specialty synthetic wax segment is conducted through TC, a Texas corporation, located in Pasadena, Texas which produces specialty polyethylene and poly alpha olefin waxes and provides custom processing services. The specialty polyethylene waxes are used in markets from paints and inks to adhesives, coatings, and PVC lubricants. The highly specialized synthetic poly alpha olefin waxes are used in applications such as toner in printers and as additives for candles. These waxes are sold in solid form as pastilles or, for large adhesive companies, in bulk liquid form.
See Note 17 to the Consolidated Financial Statements for more information.
United States Specialty Petrochemical Operations
SHR's specialty petrochemical facility is located in Silsbee, Texas approximately 30 miles north of Beaumont and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Advanced Reformer unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit; and (viii) a P-Xylene Unit. All of these units are currently in operation. The Penhex Unit currently has the permitted capacity to process approximately 11,000 barrels per day of fresh feed. The Reformer Unit, the Advanced Reformer unit, and the Cyclo-Pentane Unit further process streams produced by the Penhex Unit. The Aromatics Hydrogenation Unit was taken out of service and decommissioned in 2018 with the start up of the new Advanced Reformer unit. The White Oils Fractionation Unit has a capacity of approximately 3,000 barrels per day. The Hydrocarbon Processing Demonstration Unit has a capacity of approximately 300 gallons per day. The P-Xylene Unit has a capacity of approximately 20,000 pounds per year. The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents. We produce eight distinct product streams and market several combinations of blends as needed in various customer applications. We do not produce motor fuel products or any other products commonly sold directly to retail consumers or outlets.

We believe we are positioned to benefit from capital investments that we have recently completed. We now have sufficient pentane capacity to maintain our share of market growth for the foreseeable future. We believe that the Advanced Reformer unit will contribute to increased revenue and gross margin over time and as we improve reliability. While petrochemical prices are volatile on a short-term basis, and volumes depend on the demand of our customers' products and overall customer efficiency, our investment decisions are based on our long-term business strategy and outlook.
During 2015, we constructed a new unit which is part of the Penhex Unit, D Train, which began production in the fourth quarter of 2015. The D Train expansion increased our capacity by approximately 6,000 barrels per day of fresh feed. Our present total capacity is 13,000 barrels per day of fresh feed; however, we are currently only permitted to process 11,000 barrels per day. During 2018, we constructed a 4,000 barrels per day Advanced Reformer unit to increase our capability to upgrade byproducts produced from the PenHex Unit and to provide security of hydrogen supply to the plant.
Products from the Penhex Unit, Reformer Unit, Advanced Reformer unit, and Cyclo-pentane Unit are marketed directly to the customer by our marketing personnel. The Penhex Unit had a utilization rate during 2018 of approximately 56% based upon 11,000 barrels per day of capacity. The Penhex Unit had a utilization rate during 2017 of approximately 53% based upon 11,000 barrels per day of capacity. The Penhex Unit had a utilization rate during 2016 of approximately 48% based upon 11,000 barrels per day.
Penhex Unit capacity is now configured in three independent process units. The three unit configuration improves reliability by reducing the amount of total down time due to mechanical and other factors. This configuration also allows us to use spare capacity for new product development. The Advanced Reformer and Reformer units are operated as needed to support the Penhex and Cyclo-pentane Units. Consequently, utilization rates of these units are driven by production from the Penhex Unit. Operating utilization rates are affected by product demand, raw material composition, mechanical integrity, and unforeseen natural occurrences, such as weather events. The nature of the petrochemical process demands periodic shut-downs for de-coking and other mechanical repairs.
In February 2018, while attempting to commission the new Advanced Reformer unit, the unit overheated and ignited a fire. There was damage to all six heaters in the unit, and the damaged equipment had to be replaced. The total repair cost was approximately $3.5 million. Our insurers covered costs over our $1 million deductible. On July 9, 2018, we announced the safe and successful start up of the Advanced Reformer unit. In mid-September 2018 the Silsbee facility suffered a power outage causing a shutdown of the plant, including the Advanced Reformer unit. In October 2018, after extensive engineering review and consultations with the technology licensor of the Unit it was determined that the unit's catalyst required replacement. We completed the catalyst replacement and successfully restarted the Unit in December 2018. The cost of the catalyst replacement was approximately $3 million. During the time the Advanced Reformer unit was not operation due to the catalyst replacement work, we incurred losses as a result of sales of byproducts at prices well below the cost of feedstock.

In support of the specialty petrochemical operation, we own approximately 100 storage tanks with total capacity approaching 285,000 barrels, and 127 acres of land at the plant site, 92 acres of which are developed. We also own a truck and railroad loading terminal consisting of storage tanks, nine rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 33 acres are developed. As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at SHR is operational. We have various surplus equipment stored on-site which may be used in the future to assemble additional processing units as needs arise.

We obtain our feedstock requirements from a sole supplier. The agreement is primarily a logistics arrangement. The supplier buys or contracts for material and utilizes their tank and pipeline connections to transport into our pipeline. The supplier's revenue above feed cost is primarily related to the cost and operation of the tank, pipelines, and equipment. A contract was signed in August 2015 with a seven year term with subsequent one year renewals unless canceled by either party with 180 days' notice. In 2015, a pipeline connection to the supplier's dock was added to give alternative means of receiving feedstock.
GSPL owns and operates three 8-inch diameter pipelines and five 4-inch diameter pipelines, aggregating approximately 70 miles in length connecting SHR's facility to (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party. All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.
We sell our products predominantly to large domestic and international companies. Products are marketed via personal contact and through continued long term relationships. Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world. We also have a website with information about our products and services. We utilize both formula and non-formula based pricing depending upon a customer's requirements. Under formula pricing the price charged to the customer is primarily based on a formula which includes as a component the average cost of feedstock over the prior month. With this pricing mechanism, product prices move in conjunction with feedstock prices. However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold. In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. During 2018 and 2017, sales to one customer exceeded 10% of our consolidated revenues. During 2018 and 2017, sales to ExxonMobil and their affiliates were 17% and 20% of total revenues, respectively. These sales represented multiple products sold to multiple facilities.
United States Specialty Synthetic Wax Operations
TC is a leading manufacturer of specialty synthetic waxes and also provides custom processing services from its 27.5 acre plant located in Pasadena, Texas. TC provides custom manufacturing, hydrogenation, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants. Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck. The location is within reach of major chemical pipelines and on-site access to a steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and custom processing capabilities. We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants. These products are used in a variety of applications including: performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC, rubber; and dry stir-in additives for inks. In oxidized forms, applications also include use in textile emulsions.
TC also provides turnkey custom manufacturing services including quality assurance, transportation and process optimization. The plant has high vacuum distillation capability for the separation of temperature sensitive materials. We have a fully equipped laboratory and pilot plant facility and a highly trained, technically proficient team of engineers and chemists suited to handle the rapid deployment of new custom processes and development of new wax products. TC's custom manufacturing services provide a range of specialized capabilities to chemical and industrial customer including synthesis, hydrogenation, distillation, forming and propoxylation in addition to a number of other chemical processes.
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
Environmental
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements.
In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality ("TCEQ") required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR's acquisition of the property. The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this effect. The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank. The material recovered from under the original SHR site is accumulated and sold as a by-product. Approximately 144, 80, and 70 barrels were recovered during 2018, 2017, and 2016, respectively. The recovered material had a value of approximately $5,800, $4,200, and $3,200 during 2018, 2017, and 2016, respectively. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon. We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred. The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.

Personnel
The number of our regular, U.S. based employees was approximately 280, 324, and 310 for the years ended December 31, 2018, 2017, and 2016, respectively. Of these employees, none are covered by collective bargaining agreements. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs. Our workforce has decreased primarily due to completion of capital projects at our facilities including a workforce downsizing at SHR in December 2018.
Competition
The specialty petrochemical, specialty wax, and mining industries are highly competitive. There is competition within the industries and also with other industries in supplying the chemical and mineral needs of both industrial and individual consumers. We compete with other firms in the sale or purchase of needed goods and services and employ all methods of competition which are lawful and appropriate for such purposes. See further discussion in Part I, Item 1A. Risk Factors.

Investment in AMAK
As of December 31, 2018, we owned a 33.4% interest in AMAK.
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
Conditions to Retain Title.
The Saudi government granted the Company a mining lease for the Al Masane area comprising approximately 44 square kilometers or approximately 10,870 acres on May 22, 1993 (the "Lease") under Royal Decree No. M/17. The Lease was assigned to AMAK in December 2008. The initial term of the Lease is thirty years beginning May 22, 1993, with AMAK having the option to renew or extend the term of the Lease for additional periods not to exceed twenty years. Under the Lease, AMAK is obligated to pay advance surface rental in the amount of 10,000 Saudi riyals (approximately $2,667 at the current exchange rate) per square kilometer per year (approximately $117,300 annually) during the term of the Lease. In addition, AMAK must pay income tax in accordance with the laws of Saudi Arabia and pay all infrastructure costs. The Lease gives the Saudi Arabian government priority to purchase any gold production from the project, as well as the right to purchase up to 10% of the annual production of other minerals on the same terms and conditions then available to other similar buyers and at current prices then prevailing in the free market. Furthermore, the Lease contains provisions requiring that preferences be given to Saudi Arabian suppliers and contractors and that AMAK employ Saudi Arabian citizens and provide training to Saudi Arabian personnel. In November 2015 AMAK received notification of final approval for additional licenses and leases. The approval includes an additional 151 square kilometers ("km2") of territory contiguous to AMAK's current 44 km2 mine. The new territory comprises the Guyan and Qatan exploration licenses covering 151 km2, and within the Guyan exploration license, a 10 km2 mining lease, which has potential for significant gold recovery. Under the new leases, AMAK is required to pay surface rental of SR 110,000 (approximately $29,333) for a period of 20 years expiring in 2035.
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

Description of Current Property Condition.
The AMAK facility includes an underground mine, ore-treatment plant and related infrastructures. The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities. Related infrastructure includes a 300 man capacity camp for single status accommodation for expatriates and Saudi Arabian employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 15 megawatts, potable water supply primarily from an underground aquifer, sewage treatment plant and an assay laboratory. The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities. The above-ground ore processing facility became fully operational during the second half of 2012. Late in the fourth quarter of 2015, AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations. The plant resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality has continued to improve throughout 2017 and 2018.
AMAK shipped approximately 58,000, 28,000, and 16,000 metric tons of copper and zinc concentrate to outside smelters during 2018, 2017, and 2016, respectively. In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015. The precious metals circuit was recommissioned in the fourth quarter of 2017 and produced commercial quantities of gold and silver bearing doré in 2018.

Saudi Industrial Development Fund ("SIDF") Loan and Guarantee
On October 24, 2010, we executed a limited guarantee in favor of the SIDF guaranteeing up to 41% of the SIDF loan to AMAK in the principal amount of 330,000,000 Saudi Riyals (US$88,000,000) (the "Loan"). As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees totaling 162.55% of the overall Loan amount. As ownership percentages have changed over time, the loan guarantee allocation has not changed. The other AMAK shareholders provided personal guarantees. We were the only AMAK shareholder providing a corporate guarantee. The loan was required in order for AMAK to fund construction of the underground and above-ground portions of its mining project in southwest Saudi Arabia and to provide working capital for commencement of operations. See Note 14 to the Consolidated Financial Statements.

42°30'
43°
43°30'
44°
44°30'
45°
18°30'
18°
17°30'
17°
Khamis Mushait
Abha
Sarat Adibah
Hadrah
AMAK Projects
Saudi Arabia
Najran
Yemen
Jizan
srk exploration
Legend
City
Town
Regional Airport
Major Port
Route 15
Route 172
Route 2244
Route 1220
International Border
Other Road

Accounting Treatment of Investment in AMAK.
We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method. We have one representative on the Executive Committee of the Board of Directors of AMAK. We also have one director who serves as Chair on the Commercial Committee of AMAK. AMAK is effectively self-operating under a new, experienced management team. See Note 10 to the Notes to the Consolidated Financial Statements.
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
Available Information
We will provide paper copies of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge upon written or oral request to Trecora Resources, 1650 Hwy 6 S, Suite 190, Sugar Land, TX 77478, (281) 980-5522. These reports are also available free of charge on our website, www.trecora.com, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission ("SEC"). SHR also has a website at www.southhamptonr.com, TC has a website at www.trecchem.com, and AMAK has a website at www.amak.com.sa. These websites and the information contained on or connected to them are not incorporated by reference herein to the SEC filings.
Item 1A.   Risk Factors.
We are subject to a variety of risks inherent in the global specialty petrochemical, specialty wax and mining (due to our investment in AMAK) businesses. Many of these risk factors are not within our control and could adversely affect our business, results of operations or our financial condition.

We rely on a limited number of customers, including one customer that represented more than 10% of our consolidated revenue in 2018. A significant change in customer relationships or in customer demand for our products could materially adversely affect our results of operations, financial position and cash flows.

We rely on a limited number of customers. Our largest customer, ExxonMobil and its affiliates, represented approximately 17.0% of our consolidated revenues in 2018. A significant reduction in sales to any of our other key customers could materially adversely affect our results of operations, financial position and cash flows, and could result from our key customers further diversifying their product sourcing, experiencing financial difficulty or undergoing consolidation.

Our industry is highly competitive, and we may lose market share to other producers of specialty petrochemicals, specialty waxes or other products that can be substituted for our products, which may adversely affect our results of operations, financial position and cash flows.

Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in certain markets. If we are unable to keep pace with our competitors' product and manufacturing process innovations, cost position or alternative value proposition, it could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, we face increased competition from companies that may have greater financial resources and different cost structures, alternative values or strategic goals than us. We have a portfolio of businesses across which we must allocate our available resources, while competing companies may specialize in only certain of our product lines. As a result, we may invest less in certain areas of our business than our competitors, and such competitors may have greater financial, technical and marketing resources available to them. Industry consolidation may also affect competition by creating larger, more homogeneous and stronger competitors in the markets in which we compete, and competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers. We may have to lower the prices of many of our products and services to stay competitive, while at the same time, trying to maintain or improve revenue and gross margin.

Loss of key employees, our inability to attract and retain new qualified employees or our inability to keep our employees focused on our strategies and goals could have an adverse impact on our operations.

In order to be successful, we must attract, retain and motivate executives and other key employees including those in managerial, technical, safety, sales and marketing positions. We must also keep employees focused on our strategies and goals. The failure to hire, or loss of, key employees in a competitive industry could have a significant adverse impact on our operations. In addition, an important component of our competitive performance is our ability to operate safely and efficiently, including our ability to manage expenses and minimize the production of low margin products on an on-going basis. This requires continuous management focus, including technological improvements, safe operations, cost control and productivity enhancements. The extent to which we manage these factors will impact our performance relative to competition.

We do not control the activities of AMAK and are dependent on AMAK's management and board of directors.

Although we believe that we have influence over the operating and financial policies of AMAK, we do not control AMAK's activities. The extent to which we are able to influence specific operating and financial decisions depends on our ability to persuade other AMAK board members and management regarding these policies. Our ability to persuade them may be adversely affected by cultural differences, differing accounting and management practices and differing governmental laws and regulations. In addition, we rely upon AMAK's management and board of directors to direct the operations of AMAK, including employing various engineering and financial advisors to assist in the development and evaluation of the mining projects in Saudi Arabia. We also rely on management of AMAK to provide timely, accurate financial information required for inclusion with our reports filed with the SEC.

There can be no assurance that our investment in AMAK will not be negatively impacted by the decisions made by AMAK's management and board of directors regarding AMAK's activities, including with respect to the selection and use of consultants and experienced personnel to manage the operation in Saudi Arabia.

Maintenance, expansion and refurbishment of our facilities and the development and implementation of new manufacturing processes involve significant risks which may adversely affect our business, results of operations, financial condition and cash flows.

Our facilities require periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities' production capacity below expected levels which would reduce our revenues and profitability. Unanticipated expenditures associated with maintaining, upgrading, expanding, refurbishing or improving our facilities may also reduce profitability.

If we make any major modifications to our facilities, such modifications likely would result in substantial additional capital expenditures and may prolong the time necessary to bring the facility on line. We may also choose to refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, demand growth and timing which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, lower than anticipated manufacturing yields, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps and yields. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business, results of operations, financial condition and cash flows.

The covenants in the instruments that govern our outstanding indebtedness may limit our operating and financial flexibility.

The covenants in the instruments that govern our outstanding indebtedness limit our ability to, among other things:

•	incur indebtedness and liens;

•	make loans and investments;

•	prepay, redeem or repurchase debt;

•	engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;

•	change our business;

•	amend some of our debt agreements; and

•	grant negative pledges to other creditors.

In addition, the ARC Agreement also has financial covenants that require TOCCO to maintain a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement). See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Agreement.

A failure by us or our subsidiaries to comply with the covenants and restrictions contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. Further, an event of default or acceleration of indebtedness under one instrument may constitute an event of default under another instrument. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

As of December 31, 2018, we had $18 million in borrowings outstanding under our revolving credit facility (the "Revolving Facility") and $84.5 million in borrowings outstanding under our term loan facility (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). Pursuant to the terms of the amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") governing the Credit Facilities, we also have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to lenders acceptance of the increased commitment and other conditions.

Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and additional indebtedness that we may incur from time to time to finance projects or for other reasons in compliance with these restrictions could be substantial. If we incur significant additional indebtedness, the related risks that we face could increase.

Our current, or any future, indebtedness could:

•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	limit our ability to reinvest in our business;

•	render us more vulnerable to general adverse economic, regulatory and industry conditions; and

•	require us to dedicate a substantial portion of our cash flow to service our indebtedness.

Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

Conditions in the global economy may adversely affect our results of operations, financial condition and cash flows.

The demand for our products have historically correlated closely with general economic growth rates. The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results of operations, financial condition and cash flows. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for our products. Economic conditions that impair the functioning of financial markets and financial institutions also pose risks to us, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to us.

In addition, the revenue and profitability of our operations have historically been subject to fluctuation, which makes future financial results less predictable. Our revenue, gross margin and profit vary among our products, customer groups and geographic markets. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, increased raw material or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period which may necessitate adjustments to our operations.

To service our current, and any future, indebtedness, we will require a significant amount of cash, which may adversely affect our future results.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations and financial condition. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness (or otherwise seek amendment or relief from the terms of our indebtedness), on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. We might not generate sufficient cash flow to repay indebtedness as currently anticipated. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, results of operations and financial conditions.

There are certain hazards and risks inherent in our operations that could adversely affect those operations and results of operations and financial condition.

As a manufacturer and distributor of diversified chemical products, our business is subject to operating risks inherent in chemical manufacturing, storage, handling and transportation. These risks include, but are not limited to, fires, explosions, severe weather and natural disasters, mechanical failure, unscheduled downtime, loss of raw materials or our products, transportation interruptions, remediation, chemical spills, terrorist acts or war, discharges or releases of toxic or hazardous substances or gases. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, our suppliers are also subject to similar risks that may adversely impact our production capabilities. A significant limitation on our ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on our results of operations and financial condition.

While we adapt our manufacturing and distribution processes and controls to minimize the inherent risk of our operations, to promote workplace safety and to minimize the potential for human error, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our results of operations and financial conditions. Our property, business interruption and casualty insurance may not fully insure us against all potential hazards incidental to our business.

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of raw materials. Since the cost of these primary raw materials comprise a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural gas and crude oil. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

Due to volatile raw material prices, there can be no assurance that we can continue to recover raw material costs or retain customers in the future. For example, our logistics costs have increased substantially within the past three years, narrowing our profit margins. This may force us to increase our pricing, which could cause customers to consider competitors' products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on our results of operations, financial condition and cash flows.

If the availability of our raw materials is limited, we may be unable to produce some of our products in quantities sufficient to meet customer demand or on favorable economic terms, which could have an adverse effect on our results of operations, financial condition and cash flows.

We use polyethylene waxes in our specialty synthetic wax segment and use additional non-primary raw materials in the production of our products in the specialty petrochemical segment and synthetic wax segment. Suppliers may not be able to meet our raw material requirements and we may not be able to obtain substitute supplies from alternative suppliers in sufficient quantities, on economic terms, or in a timely manner. A lack of timely availability of our raw materials in the quantities we require to produce our products could result in our inability to meet customer demand and could have a material adverse effect on our results of operations, financial condition and cash flows.

Certain activist stockholders actions could cause us to incur expense and hinder execution of our strategy.

While we seek to actively engage with our stockholders and consider their views on business and strategy, we could be subject to actions or proposals from our stockholders that do not align with our business strategies or the interests of our other stockholders. Responding to these stockholders could be costly and time-consuming, disrupt our business and operations and divert the attention of our management. Furthermore, uncertainties associated with such activities could negatively impact our ability to execute our strategic plan, retain customers and skilled employees and affect long-term growth. In addition, such activities may cause our stock price to fluctuate based on temporary or speculative market perceptions that do not necessarily reflect our business operations.

We expect to continue to incur capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations.

Our industry is subject to extensive laws and regulations related to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things: the discharge of pollutants into the environment; emissions into the atmosphere (including greenhouse gas emissions); and restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste. We are also subject to laws and regulations that require us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities. In addition, failure to comply with these laws or regulations, or failure to obtain required permits from applicable regulatory authorities, may expose us to fines, penalties or interruptions in operations. To the extent these capital expenditures or operating costs are not ultimately reflected in the prices of our products and services, or that we are subject to fines, penalties or other interruptions in our operations, our business, results of operations, financial position and cash flows may be adversely affected.

If we are unable to access third-party transportation for our raw materials and finished products, we may not be able to fulfill our obligations to our customers in a timely manner, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely upon transportation provided by third parties (including common carriers, rail companies and trans-ocean cargo companies) to receive raw materials used in the production of our products and to deliver finished products to our customers. While we attempt to offset the risks associated with third-party transportation issues, including by managing our supplies of raw materials, such mitigation efforts may not be successful. If we are unable to access third-party transportation at economically attractive rates, or at all, or if there is any other significant disruption in the availability of third-party transportation, we may not be able to obtain sufficient quantities of raw materials (on favorable terms, or at all) to match the pace of production and/or we may not be able to fulfill our obligations to our customers in a timely manner, which could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements, which may adversely affect our results of operations, financial position and cash flows.

Our industry and the markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products, adopt new or different risk profiles, or require new technological and increased performance specifications that would require us to develop customized products. Our future growth and profitability will depend on our ability to maintain or enhance technological capabilities, develop and market products and applications that meet changing customer requirements and successfully anticipate or respond to technological changes in a cost effective and timely manner. Our inability to maintain a technological edge, innovate and improve our products could cause a decline in the demand and sales of our products and adversely affect our results of operations, financial position and cash flows.

We are subject to numerous regulations that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of our facilities and our relationship with our customers, suppliers and competitors. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements. If these laws or regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact our results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effects on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

Failure to successfully consummate extraordinary transactions, including the integration of other businesses, assets, products or technologies, or realize the financial and strategic goals that were contemplated at the time of any such transaction may adversely affect our future business, results of operations and financial condition.

As part of our business strategy, we from time to time explore possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions (collectively, "extraordinary transactions") in order to further our business objectives. To pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired businesses or employees. The expense and effort incurred in exploring and consummating extraordinary transactions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in additional and/or unexpected expenses and losses. We also may not be successful in negotiating the terms of any potential extraordinary transactions, conducting thorough due diligence, financing an extraordinary transaction or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology. Moreover, we may incur significant expenses whether or not a contemplated extraordinary transaction is ultimately consummated.

Additionally, in connection with any extraordinary transaction we consummate, we many not fully realize all of the anticipated synergies and other benefits we expect to achieve (on our expected timeframe, or at all), and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, managing extraordinary transactions requires varying levels of management and employee resources, which may divert our attention from other business operations.

The adoption of climate change legislation or regulation could result in increased operating costs and reduced demand for our products.
The nature of our operations could make us subject to legislation or regulations affecting the emission of greenhouse gases. The U.S. Environmental Protection Agency has promulgated (and may in the future promulgate) regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. Jurisdictions outside the U.S. are also addressing greenhouse gases by legislation or regulation. In addition, efforts have been made and continue to be made at the international level toward the adoption of international treaties or protocols that would address global greenhouse gas emissions. These limitations may include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards and incentives or mandates for renewable energy. Any such requirements could make our products more expensive, lengthen project implementation times and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources. Such legislation, regulation, treaties or protocols may also increase our compliance costs, such as for monitoring or sequestering emissions.

Adverse results of legal proceedings could materially adversely affect us.

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business, including legal proceedings brought in non-U.S. jurisdictions. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have an adverse impact on our business and results of operations should we fail to prevail in certain matters.

Cost pressures could negatively impact AMAK's operating margins and expansion plans.

Cost pressures may continue to occur across the resources industry. As the prices for AMAK's products are determined by the global commodity markets in which it operates, AMAK does not generally have the ability to offset these cost pressures through corresponding price increases, which can adversely affect its operating margins or require changes in operations, including, but not limited to, temporary planned shutdowns. Notwithstanding AMAK's efforts to reduce costs, and a number of key cost inputs being commodity price-linked, the inability to reduce costs and a timing lag may adversely impact AMAK's operating margins for an extended period.

An impairment of goodwill could negatively impact our results of operations.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into, interest rate swaps for our variable rate debt whereby we exchange floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, any interest rate swaps into which we enter may not fully mitigate our interest rate risk.

We are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition and results of operations.

Although we do not have production operations and assets outside of the U.S., we do have a global portfolio of customers and thus we are subject to a variety of international market risks including, but not limited to:

•
ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations, civil unrest and actual or anticipated military or political conflicts (including the potential impact of continued hostilities and conflict in Yemen on the operations of AMAK);

•	longer accounts receivable cycles and financial instability or credit risk among customers and distributors;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products, including domestic and foreign customs and tariffs or other trade barriers;

•	regulations favoring local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a local jurisdiction;

•	local labor conditions and regulations and the geographical dispersion of the workforce;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•
import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for labor and raw materials or lead to penalties or restrictions;

•	data privacy regulations;

•	risk of non-compliance with the U.S. Foreign Corrupt Practices Act or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	risk of nationalization of private enterprises by foreign governments (including the risk that AMAK's mining and exploration leases may be terminated by the Saudi Ministry of Petroleum and Minerals);

•	foreign currency exchange restrictions and fluctuations;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

•	fluctuations in freight costs and disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

Such economic and political uncertainties may materially and adversely affect our business, financial condition or results of operations in ways that cannot be predicted at this time. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive raw materials from our suppliers and create delays and inefficiencies in our supply chain. We are also predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

We may have additional tax liabilities, which may adversely affect our financial position.

We are subject to income taxes and state taxes in the U.S. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different to that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, our results of operations, financial position and cash flows could be adversely affected.

The U.S. Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. Effective in 2018, the TCJA made a number changes, such as reducing the U.S. statutory tax rate from 35% to 21%, creating new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low taxed income tax and the base erosion tax, respectively, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the U.S., the elimination or limitation of certain deductions, and imposing a mandatory tax on previously unrepatriated earnings accumulated offshore. Due to the timing of the new tax law provided in the TCJA and the substantial changes it brings, the Staff of the SEC issued Staff Accounting Bulletin No. 118, which provides registrants with a measurement period to report the impact of the new US tax law. As a result, the recorded and estimated impacts of the TCJA may change in future periods, which may adversely affect our estimates, our results of operations, financial position and cash flows.

AMAK is also subject to various taxes in Saudi Arabia. While AMAK currently benefits from certain tax credits that reduce its overall tax liability, there can be no assurance that relevant tax authorities will continue to maintain such credits. In addition, there can be no assurances that future changes in tax law in Saudi Arabia will not result in increased tax liability to AMAK. A material increase in tax liability could have an adverse effect on AMAK's results of operations and financial condition, which may in turn have an adverse effect on our investment in AMAK.

We from time to time are subject to contingent liabilities. If any contingent liabilities become actual liabilities, our financial condition may be adversely affected.

We are subject to various contingent liabilities that may affect our liquidity and our ability to meet our obligations, including our limited corporate guarantee to SIDF in connection with AMAK's Loan to fund mining operations. To the extent any of our current or future contingent liabilities become actual liabilities, it may have an adverse effect on our financial condition.

We may be unable to recover our investment in AMAK, which could adversely affect our results of operations and financial condition.

We will only recover our investment in AMAK through the receipt of distributions or future share repurchases from AMAK or the sale of part or all of our interest in AMAK. If AMAK does not continue to be profitable, our ability to recover our investment will be adversely affected. Moreover, if AMAK continues to be profitable, there can be no assurance that the board of directors of AMAK will determine that it is in the best interests of AMAK and its shareholders to make distributions to its shareholders or to initiate additional share repurchases. In addition, we understand that AMAK is required to sell a portion of its equity to the public once AMAK has been profitable for two years. While the proceeds of such a sale might allow us to recover our investment in AMAK, there is no assurance that the market conditions for any such public sale will be favorable enough to allow us to recover our investment or that some or all of our shares in AMAK will be include in any such sale. To the extent we are unable to recover our investments in AMAK, our results of operations and financial condition may be adversely affected.

AMAK may have fewer mineral reserves than its estimates indicate.

Fluctuations in the price of commodities, variation in production costs or different recovery rates could result in AMAK's estimated reserves being revised in the future. If such a revision were to indicate a substantial reduction in proven or probable reserves at one or more of AMAK's projects, it could adversely affect our investment in AMAK.

Domestic or international terrorist attacks may disrupt our operations or otherwise have an adverse impact on our business.

It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts of terrorism could be directed against our investment in those locations. Moreover, chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks than other possible targets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products and services.

Increased information systems security threats and more sophisticated, targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data, operations, and communications. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, and communications or customer data, having our business operations interrupted and increased costs to prevent, respond to, or mitigate these cyber security threats. Any significant disruption or slowdown of our systems could cause customers to cancel orders or standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial position and cash flows.

Implementation of changes to our enterprise resource planning ("ERP") system may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

During 2017, we implemented a new ERP system at our specialty petrochemical facility in order to better manage our business, and we continue to implement additional improvements to the system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time. If we do not effectively implement changes to ERP system, or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting (including our disclosure controls and procedures), and our business and results of operations.

Item 1B.   Unresolved Staff Comments.
None.

Item 2. Properties.
United States Specialty Petrochemical Facility
SHR owns and operates a specialty petrochemical facility near Silsbee, Texas which is approximately 30 miles north of Beaumont, Texas, and 90 miles east of Houston. The facility consists of eight operating units which, while interconnected, make distinct products through different processes: (i) a Penhex Unit; (ii) a Reformer; (iii) a Cyclo-pentane Unit; (iv) an Advanced Reformer unit; (v) an Aromatics Hydrogenation Unit; (vi) a White Oil Fractionation Unit; (vii) a Hydrocarbon Processing Demonstration Unit, and (viii) a P-Xylene Unit. All of these units are currently in operation. Our new 4,000 barrel per day Advanced Reformer unit successfully re-started in December 2018. This unit will provide security of hydrogen supply for Penhex and custom processing projects as well as increase the value of our by-products.
GSPL owns and operates three 8-inch diameter pipelines and five 4-inch diameter pipelines aggregating approximately 70 miles in length connecting SHR's facility to (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party. All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.

United States Specialty Polyethylene Wax Facility
TC owns and operates a specialty synthetic wax facility from its 27.5 acre plant site located in Pasadena, Texas. After the acquisition of the adjacent BASF facility ("B Plant") in 2016 the plant contains several stainless steel reactors ranging in size from 3,300 to 16,000 gallons with overhead condensing systems, two 4,000 gallon glass line reactors, five Sandvik forming belts with pastillating capabilities, five high vacuum wiped film evaporators varying in size from 12 to 20 m2, steel batch column with 10,000 gallon still pot and 20 theoretical stages of structured packing. This plant has the ability to crystallize and recover solids from the crystallization process.  There are also three fully equipped laboratories onsite. With a base product offering of polyethylene waxes, TC is well suited to manage high molecular weight materials that must be managed in the molten state. In 2017, TC expanded its processing capabilities with the start-up of the hydrogenation/distillation unit. This $25 million investment provides TC's customers with state-of-the-art distillation and high-pressure hydrogenation capabilities. During 2018, TC experienced issues with the reliable operation of this unit in accordance with its design specifications. Efforts are underway to implement design corrections and fixes to improve the unit's capability and reliability. TC offers pastillating for waxes, polymers and resins, flaking capabilities, as well as solids packaging services.
Investment in AMAK
As of December 31, 2018, we owned a 33% interest in AMAK.
Prior to December 2008, we held a thirty year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not to exceed twenty years. The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008. The above-ground ore processing facility became fully operational during the second half of 2012.   Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations. The facility resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality continued to improve steadily throughout 2017 and 2018.
AMAK shipped approximately 58,000, 28,000, and 51,000 metric tons of copper and zinc concentrate to outside smelters during 2018, 2017 and 2016, respectively. In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015. The precious metals circuit was recommissioned in fourth quarter of 2017 and produced commercial quantities of gold and silver bearing doré in 2018.
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
Metal price assumptions follow SEC guidance not to exceed a three year trailing average. The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price For 2016-2018	Spot Price as of 12/31/18	Percentage Increase (Decrease)
Gold per ounce	$1,258.20	$1,279.00	(1.65)%
Silver per ounce	$16.62	$15.47	6.95%
Copper per pound	$2.93	$2.98	(5.78)%
Zinc per pound	$1.32	$1.25	4.82%

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

Zone	Proven Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	0.45	1.5	3.7	0.8	21.0
Al Houra	0.03	0.8	3.8	0.7	21.0
Moyeath	—	—	—	—	—
Total	0.48	1.4	3.7	0.8	21.0

Zone	Probable Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	5.19	1.2	3.4	0.8	23.0
Al Houra	1.90	0.9	3.8	1.2	39.0
Moyeath	0.70	0.8	7.2	1.0	55.0
Total	7.79	1.1	3.9	0.9	29.0

Total proven and probable reserves	8.27
Less production through December 31, 2018	3.37
Remaining proven and probable reserves	4.90
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
Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution. AMAK received formal approval in November 2015 of an additional 151 km2 or 37,313 acres of territory relatively close to the current mine. The new territory comprises the Guyan and Qatan exploration licenses covering 151 km2 and within the Guyan exploration license, a 10 km2 or 2,471 acre mining lease which has potential for significant gold recovery. Some exploration holes were drilled in both Guyan and Qatan up to 40 years ago, but no reserves were attributed to these areas. Exploration activities were restarted in both of these areas during 2016, and SRK Consulting prepared a JORC compliant report in May 2017 showing approximately 99,000 ounces at the Jebel Guyan zone excluding other nearby prospects. The diamond drilling program continues at both the Jebel Guyan and Al Aqiq zones, testing depth and extension of mineralization with confirmed mineralization intersected at an additional 50 meters depth the Guyan zone. A JORC compliant reserve update is currently being studied by Mining One (Australia).
Historic three-year average commodity prices are shown in the following table:

	Average Price in USD
	2014-2016	2015-2017	2016-2018
Gold per ounce	$1,224.96	$1,222.06	$1,258.20
Silver per ounce	$17.29	$16.62	$16.62
Copper per pound	$2.60	$2.50	$2.93
Zinc per pound	$0.94	$1.05	$1.32
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
AMAK contracted with SRK Consulting for a reserves update in 2017 and SRK reported JORC compliant reserves in August 2017. The SRK reserves estimate has since been updated by AMAK resource geologist (Qualified Person - QP as defined in JORC Code) in January 2018 and February 2019 with additional drill-hole data (85 holes and 8,970 meters in 2017 and 91 holes and 9,134 meters in 2018) and more comprehensive geological information from actual mining fronts. AMAK's JORC Compliant Reserves (January 2019) are given below:

Ore Reserves (Probable+Proven) Zone	(Tonnes) (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	2.8	0.98	3.39	0.74	25.43
Al Houra	2.8	0.83	3.34	0.90	26.40
Moyeath	0.80	0.77	6.53	0.61	41.61
Total	6.4	0.89	3.78	0.79	27.87
Ore reserves were estimated using metal prices of USD $1.11 per pound for zinc, $2.50 per pound for copper, $1,200 per ounce for gold and $15.00 per ounce for silver.
Mineable (recoverable) reserves include:

•	20% sidewall dilution in the stope production

•	0.07Mt surface stockpiles
Mineable (recoverable) reserves exclude:

•	Mining of any mineralization less than mineable width of 1.0m

•	Sill Pillar (which was previously included). Technically, it is not mineable with current underground infrastructure and backfilling practices, so this pillar (0.6Mt) excluded from Reserves

•	All of the Moyeath orebody since it is categorized as Inferred

•	Any low grade (CuEq<1.01%) material (0.4Mt) which has to mined out and stored separately
The updated reserves reflect a 1.5M tonnes increase to the MRE of January 2018, due to additional drilling at Moyeath and Saadah orebodies. The depth of three orebodies are not tested yet and underground drilling will continue in 2019 and coming years to extend the orebody at depth.
Access and all mine services already exist at the Moyeath orebody and AMAK recently started ore mining in the last quarter of 2018. In 2019, AMAK estimates that approximately 50,000 tonnes will be mined out from Moyeath orebody. A drilling program of 8,000 meters (8 months) has been completed at Moyeath, which upgraded 0.8M tonnes of inferred class to indicated class, which eventually mine designed and included in the life of mine schedule. AMAK believes that the Moyeath orebody is high grade for zinc and average grade as a copper. AMAK believes that Moyeath is the most attractive opportunity for an extended life and higher zinc metal recovery through the life of mine.
The metallurgical recoveries are assumed as 83% for copper and 75% for zinc after 2019. Actual metal recoveries in 2018 increased throughout the year so that these recovery assumptions are realistic and in line with actual performance of the process plant.

The following table sets forth tonnage mined historically with average assay values per year:

Year	Mine Head Grade		Mill Throughput
	%Cu	%Zn	dmt
2011	1.26	3.02	9,460
2012	1.18	3.39	399,892
2013	1.48	3.19	699,316
2014	1.22	3.15	670,812
2015	1.11	3.69	591,419
2016	—	—	—
2017	1.10	3.22	385,495
2018	1.10	3.27	699,885
The following table sets forth tonnage milled with average assay values and metallurgical recoveries per year:

Year	Copper Concentrate				Zinc Concentrate
	dmt	%Cu	%Zn	Recovery	dmt	%Zn	%Cu	Recovery
2011	443	16.51	7.51	61.64	377	40.69	3.56	53.64
2012	15,944	23.91	5.46	80.62	20,738	50.03	1.16	76.54
2013	35,140	25.20	4.73	85.68	33,460	49.82	0.83	74.62
2014	28,476	24.20	4.31	84.24	31,600	51.02	0.70	76.26
2015	24,218	22.70	5.13	84.12	35,447	48.46	0.62	78.63
2016	—	—	—	—	—	—	—	—
2017	15,492	19.10	6.20	72.80	16,544	47.20	1.10	63.40
2018	27,508	22.59	5.25	80.78	33,735	49.36	1.27	72.73
The following table sets forth tonnage sold with concentrate assay values and value received per year:

Year	Copper Concentrate			Zinc Concentrate
	dmt	%Cu	Value received (in USD millions)	dmt	%Zn	Value received (in USD millions)
2011	—	—	—	—	—	—
2012	5,488	23.51	$6.9	15,193	47.53	$8.7
2013	35,908	23.86	$80.8	38,430	47.79	$24.2
2014	25,691	24.20	$42.3	29,326	50.52	$21.0
2015	26,378	23.50	$34.6	24,547	49.68	$16.0
2016	—	—	—	15,845	48.28	$9.5
2017	13,940	19.00	$17.3	14,080	47.80	$16.9
2018	26,286	22.89	$37.9	31,272	48.13	$29.1
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock traded on the New York Stock Exchange ("NYSE") under the symbol "TREC".
At March 4, 2019, there were approximately 535 recorded holders (including brokers' accounts) of the Company's common stock. We have not paid any dividends since our inception and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments, and other factors that our board of directors deems relevant. In addition, our ability to pay dividends depends in part on our receipt of cash dividends and distributions from our subsidiaries. The terms of certain of our current debt instruments restrict the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities.
Total Stockholder Return
The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2018. The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2013, and that any dividends were fully reinvested.

Item 6. Selected Financial Data.
The following is a five-year summary of selected financial data for years ended December 31 (in thousands, except per share amounts) and should be read in conjunction with the information set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data:

	2018	2017	2016	2015	2014
Revenues	$287,932	$245,143	$212,399	$241,976	$289,643
Net (Loss) Income	(2,332)	18,009	19,428	18,598	15,571
Net (Loss) Income Per Share-Basic	(0.10)	0.74	0.80	0.76	0.64
Net (Loss) Income Per Share-Diluted	(0.10)	0.72	0.78	0.74	0.63
EBITDA (1)	15,319	24,742	41,694	39,639	29,814
Adjusted EBITDA (1)	20,619	31,710	31,008	47,317	33,027
Total Assets	329,968	327,326	290,484	257,791	230,782
Current Portion of Long-Term Debt	4,194	8,061	10,145	8,061	6,728
Total Long-Term Debt Obligations	98,288	91,021	73,107	73,169	72,430

(1)
Non-GAAP financial measure. See the information under the heading "Non-GAAP Financial Measures" below for additional information about this measures and a reconciliation to the most directly comparable financial measure under United States generally accepted accounting principles (“GAAP”).

Non-GAAP Financial Measures
We include in this Annual Report the non-GAAP financial measures of EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) and provide reconciliations from our most directly comparable GAAP financial measure to those measures.
We believe these financial measures provide users of our financial statements with supplemental information that may be useful in evaluating our operating performance. We also believe that such non–GAAP measures, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure. These measures are not measures of financial performance or liquidity under GAAP and should be considered in addition to, and not as a substitute for, analysis of our results under GAAP.

EBITDA and Adjusted EBITDA: We define EBITDA as net income (loss) plus interest expense (benefit) including derivative gains and losses, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus share–based compensation, plus restructuring and severance expenses, plus losses on extinguishment of debt, plus or minus equity in AMAK's earnings and losses or gains from equity issuances, and plus or minus gains or losses on acquisitions.

Adjusted Net Income (Loss): We define Adjusted Net Income (Loss) as net income (loss) plus or minus tax effected equity in AMAK's earnings and losses, minus tax effected restructuring and severance expenses, and adjustments for tax law changes in 2017.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	2018	2017	2016	2015	2014
Net (Loss) Income	$(2,332)	$18,009	$19,428	$18,598	$15,571

Interest expense	4,100	2,934	1,981	2,232	1,042
Derivative (gains) losses on interest rate swap	—	(3)	4	(15)	378
Depreciation and amortization	14,358	10,961	9,777	9,060	5,676
Income tax (benefit) expense	(807)	(7,159)	10,504	9,764	7,147
EBITDA	15,319	24,742	41,694	39,639	29,814

Share-based compensation*	1,422	2,707	2,552	2,353	2,141
Bargain purchase gain on B Plant	—	—	(11,549)	—	—
Equity in losses of AMAK	901	4,261	1,479	5,325	1,072
Loss on extinguishment of debt	315	—	—	—	—
Restructuring and severance expenses	2,347	—	—	—	—
Gain from additional equity issuance by AMAK	—	—	(3,168)	—	—
Adjusted EBITDA	$20,304	$31,710	$31,008	$47,317	$33,027

Net Income	$(2,332)	$18,009	$19,428	$18,598	$15,571

Bargain purchase gain on B Plant	—	—	(11,549)	—	—
Equity in (earnings) losses of AMAK	901	4,261	1,479	5,325	1,072
Restructuring and severance expenses	2,347	—	—	—	—
Gain from additional equity issuance by AMAK	—	—	(3,168)	—	—
Total of adjustments	3,248	4,261	(13,238)	5,325	1,072
Taxes at statutory rate**	(682)	(895)	4,633	(1,864)	(375)
Tax effected adjustments	2,566	3,366	(8,605)	3,461	697
Tax benefit of rate change from Tax Cuts and Jobs Act	—	(10,307)	—	—	—
Adjusted Net Income	$234	$11,068	$10,823	$22,059	$16,268
* Reduced to reflect amount included in Restructuring and Severance Expenses.
** The Company used a statutory rate of 35% for 2014 through 2016. For 2017 and 2018 the Company estimated current taxable income to be zero and calculated deferred taxes using a statutory rate of 21% based on the enacted tax rate on December 22, 2017 (Note 2 and 16).
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

Forward Looking Statements
Some of the statements and information contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as "outlook," "may," "will," "should," "could," "expects," "plans," "anticipates," "contemplates," "proposes," "believes," "estimates," "predicts," "projects," "potential," "continue," "intend," or the negative of such terms and other comparable terminology, or by discussions of strategy, plans or intentions.

Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to: general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; foreign currency fluctuations; and other risks detailed in this report under the headings Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our other filings with the SEC.
There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.
Forward-looking statements are based on current plans, estimates, assumptions and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview
The following discussion and analysis of our financial results, as well as the accompanying consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of the Company. Our accounting and financial reporting fairly reflect our business model involving the manufacturing and marketing of specialty petrochemical products and specialty waxes. Our business model involves the manufacture and sale of tangible products and providing custom processing services. Our consistent approach to providing high purity products and quality services to our customers has helped to sustain our current position as a preferred supplier of various specialty petrochemical products.

Business Environment and Risk Assessment
We believe we are well-positioned to participate in the US chemical industry growth driven by new investments and overall economic growth. While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers' products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.
Specialty Petrochemical Operations
SHR's worldwide specialty petrochemical demand increased during 2018 compared to 2017. Product sales revenue increased 19.3% driven primarily by volume growth of 7.6%. Overall product prices also increased compared to 2017 primarily due to higher feedstock costs in 2018 compared to 2017. We continued to emphasize our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness. We are also focused on improving operations and plant reliability.
During 2018 feedstock prices were about 24%, or $0.28 per gallon, higher than 2017 reflecting higher crude oil prices. After steadily increasing for most of 2018 feedstock prices declined sharply in the fourth quarter of 2018. About 60% of our prime products are sold under formula pricing whereby feedstock costs are passed along to the customer typically with a one month lag. Thus, when feedstock prices start rising, we experience lower margins as formula pricing lags feedstock costs. During most of 2018 prime products margins were pressured due to rising feedstock costs and as a result of greater competitive pricing pressure on prime products sales that are based on non-formula pricing. Our byproduct margins were under pressure in the fourth quarter due to the Advanced Reformer outage as we sold byproducts at prices below the cost of feedstock.
Specialty Wax Operations
Most wax markets are mature. Key applications for our polyethylene waxes are in hot melt adhesives ("HMA"), plastic processing, PVC lubricants and inks, paints and coatings, where they act as surface or rheology modifiers. The HMA market is expected to grow at a higher rate than GDP growth due to growth in the developing markets and increases in packaging requirements due to changes in consumer purchasing (shift to home deliveries via the internet) in developed economies. Road marking paints are also expected to grow at rates exceeding GDP growth based upon an expectation that there will be infrastructure investment in the U.S.   The PVC market is expected to grow at GDP rates; however, we expect to get more traction of our products within this market with acceptance of our new PVC grade waxes. The global wax market is benefiting from the reduction of paraffin wax availability from large refiners as they move toward more hydrocracking and hydroisomerization to produce group III lube oils and distillate. Our wax sales volume increased approximately 5% in 2018 from 2017 while revenues increased approximately 13%.

Restructuring and Severance Impact
During 2018, the Company incurred restructuring and severance expenses of $2.3 million which are included in General and Administrative Expenses. These expenses are primarily attributable to the termination of certain executives during 2018 as part of the restructuring of executive management and to the reduction in the workforce at our Silsbee, Texas facility in December 2018. These expenses relate to severance, stock compensation for continued vesting of time-vested shares issued under the Company's long-term incentive plan, and certain employee benefits including medical insurance and vacation. As of December 31, 2018, approximately $1.1 million had been incurred, and an additional liability of $1.2 million was accrued related to future benefits.
Hurricane Harvey Impact
The financial impact of Hurricane Harvey to our company was significant. Harvey made landfall on the Texas Gulf Coast on August 25, 2017, and affected operations at both SHR and TC. We estimated the total negative impact to 2017 EBITDA ranged from approximately $1.5 million to $1.8 million. This included expenses related to generator rentals, overtime labor, and maintenance and repairs of approximately $0.7 million. This estimate also included lost sales due to outages at customer and supplier facilities. Neither of our facilities suffered any significant damage.
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Days sales outstanding in accounts receivable	34.4	38.4	38.2
Days sales outstanding in inventory	21.0	27.5	30.2
Days sales outstanding in accounts payable	24.2	27.3	22.9
Days of working capital	31.1	38.5	45.5
Our days sales outstanding in accounts receivable remained steady from 2016 to 2017 but decreased from 2017 to 2018 due to greater increase in sales revenue relative to the increase in receivables.
Our days sales outstanding in inventory decreased from 2017 to 2018 due to a planned reduction in inventory at TC.
Our days sales outstanding in accounts payable decreased due to a decrease in payables because of the completion of certain capital construction projects at SHR.
Sources and Uses of Cash
Cash and cash equivalents increased by $3.7 million during the year ended December 31, 2018. The change in cash and cash equivalents is summarized as follows:

	2018	2017	2016
Net cash provided by (used in)	(in thousands)
Operating activities	$19,895	$30,828	$28,514
Investing activities	(19,871)	(51,691)	(40,509)
Financing activities	3,683	15,502	1,761
Increase (decrease) in cash and equivalents	$3,707	$(5,361)	$(10,234)
Cash and cash equivalents	$6,735	$3,028	$8,389
Operating Activities
Operating activities generated cash of $19.9 million during fiscal 2018 as compared with $30.8 million of cash provided during fiscal 2017. Net income decreased by $20.3 million and cash provided by operations decreased by $10.9 million from 2017 to 2018 due primarily to the following factors:

•	Net income for 2018 included a non-cash depreciation and amortization charge of $14.4 million as compared to 2017 which included a non-cash depreciation and amortization charge of $11.0 million;

•	Net income for 2018 included non-cash deferred income tax liability of $1.6 million as compared to non-cash deferred income tax liability of $5.8 million in 2017;

•	Trade receivables decreased $1.5 million in 2018 as compared to an decrease of $3.6 million in 2017;

•
Income taxes receivable decreased $5.4 million in 2018 (primarily due to collection of federal and state research and development credits, carryback claims, and refunds of tax payments on deposit) as compared to an increase of $1.6 million in 2017 (primarily due to federal and state research and development credits and carryback claims); and

•	Inventory decreased $1.9 million in 2018 as compared to an increase of $0.6 million in 2017.
These significant sources of cash were partially offset by the following decreases in cash provided by operations:

•	Net income for 2018 included a non-cash equity in loss from AMAK of $0.9 million as compared to a non-cash equity in loss from AMAK of $4.3 million in 2017; and

•
Accounts payable and accrued liabilities decreased $2.2 million in 2018 as compared to a decrease of $7.0 million in 2017 due to the release of post-retirement obligations to a former director as well as the completion of certain capital projects.

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

•	Net income for 2016 included a non-cash bargain purchase gain from the B Plant acquisition of $11.5 million as compared to 2017 which had no gain;

•	Net income for 2017 included a non-cash depreciation and amortization charge of $11.0 million as compared to 2016 which included a non-cash depreciation and amortization charge of $9.8 million;

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

•
Income taxes receivable increased $1.6 million in 2017 (primarily due to federal and state claims filed for research and development credits and carryback claims) as compared to an decrease of $3.7 million in 2016 (primarily due to overpayments being applied to 2016 estimated taxes); and

•
Trade receivables increased $3.6 million in 2017 (primarily due to an increase in the average selling price) as compared to an increase of $2.8 million in 2016 (due to an increase in wax sales in December and longer payment terms for some foreign customers because of increased shipping times);

Investing Activities
Cash used by investing activities during fiscal 2018 was approximately $19.9 million, representing a decrease of approximately $31.8 million compared to fiscal 2017. The majority of the decrease was due to the completion of construction projects for the Advanced Reformer unit. During 2018, major capital expenditures included $14.9 million to complete the Advanced Reformer unit, which includes $1 million insurance deductible related to the February 2018 fire and $3 million for the catalyst replacement in December 2018, $1.3 million for a rail spur addition at SHR and 0.5 million for a loading rack at SHR.
Cash used by investing activities during fiscal 2017 was approximately $51.7 million, representing an increase of approximately $11.2 million over the corresponding period of 2016. The majority of the increase was due to the construction projects for the hydrogenation/distillation unit and the Advanced Reformer unit. During 2017, we expended $10.8 million on the hydrogenation/distillation project, $0.9 million to upgrade B Plant, $32.5 million to construct the Advanced Reformer unit, $1.9 million for railspur addition, $1.0 million for additional tankage and upgrades to existing tankage, $0.9 million for transport trucks, and $3.7 million on various plant improvements and equipment.

Financing Activities
Cash provided by financing activities during fiscal 2018 was approximately $3.7 million versus cash provided of $15.5 million during fiscal 2017. During 2018, we increased our line of credit and consolidated our acquisition and term loans. We made principal payments of $15.4 million on our term debt. We drew $18.2 million on our revolving line of credit, primarily to fund our capital projects. See Note 12 for additional discussion on long-term debt.
Cash provided by financing activities during fiscal 2017 was approximately $15.5 million versus cash provided of $1.8 million during the corresponding period of 2016. During 2017 we made principal payments of $8.7 million on our acquisition loan and $1.7 million on our term debt. We drew $26.0 million on our line of credit primarily to fund our capital projects.
Credit Agreement
In October 2014, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the “Guarantors”) entered into an amended and restated credit agreement (as amended to the date hereof, the “ARC Agreement”), which originally provided (i) a revolving credit facility (which we refer to herein as the “Revolving Facility”) with revolving commitments of $40.0 million and (ii) term loan borrowings consisting of (A) a $70.0 million single advance term loan incurred to partially finance the acquisition of TC (which we refer to as the “acquisition loan”) and (B) a $25.0 multiple advance term loan facility for which borrowing availability ended on December 31, 2015 (which we collectively refer to herein as the “Term Loan Facility” and, together with the Revolving Facility, the “Credit Facilities”).

Only July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to the ARC Agreement (the “Fourth Amendment”) pursuant to which the revolving commitments under the Revolving Facility were increased to $75.0 million. Pursuant to the Fourth Amendment, total borrowings under the Term Loan Facility were increased to $87.5 million under a single combined term loan, which comprised new term loan borrowings together with approximately $60.4 million of previously outstanding term loans under the Term Loan Facility. The $60.4 million of previously outstanding term loans included the remaining outstanding balances on the Acquisition loan and the multiple advance term loan facility described above. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. As of December 31, 2018, we had $18 million in borrowings outstanding under the Revolving Facility and $84.5 million in borrowings outstanding under the Term Loan Facility. In addition, we had the ability to borrow an additional approximately $18 million under our Revolving Facility at December 31, 2018. TOCCO’s ability to make additional borrowings under the Revolving Credit Facility at December 31, 2018 was limited by, and in the future may continue to be limited by, our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

The maturity date for the ARC Agreement is July 31, 2023. Subject to the lenders acceptance of any increased commitment and other conditions, we have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate.

Borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to LIBOR plus an applicable margin of 1.25% to 2.50% or, at our option, the Base Rate plus an applicable margin of 0.25% to 1.50%, in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio of TOCCO. A commitment fee between 0.20% and 0.375% is also payable quarterly on the unused portion of the Revolving Facility. For 2018, the effective interest rate for the Credit Facilities was 4.19%. Borrowings under the Term Loan Facility are subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided, that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.

Pursuant to the terms of the ARC Agreement, TOCCO must maintain a maximum Consolidated Leverage Ratio of 4.75 to 1.00 for the four fiscal quarters ended December 31, 2018, 4.25 to 1.00 for the four fiscal quarters ended March 31, 2019, 4.00 to 1.00 for the four fiscal quarters ended June 30, 2019 and 3.75 to 1.00 for the four fiscal quarters ended September 30, 2019. For the four fiscal quarters ended December 31, 2019 and each fiscal quarter thereafter, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00.

The ARC Agreement contains, among other things, other customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, transactions with affiliates and the declaration of dividends and other restricted payments. The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the lenders to make loans under the ARC Agreement may be terminated. We were in compliance with all covenants at December 31, 2018.

Anticipated Cash Needs
We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our Credit Facilities.
Results of Operations
Comparison of Years 2018, 2017, 2016
The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.
Specialty Petrochemical Segment

	2018	2017	Change	%Change
	(in thousands)
Specialty Petrochemical Product Sales	$242,763	$203,515	$39,248	19.3%
Processing Fees	6,916	6,866	50	0.7%
Gross Revenue	$249,679	$210,381	$39,298	18.7%

Volume of specialty petrochemical sales (thousand gallons)	89,644	83,326	6,318	7.6%
Volume of prime product sales (thousand gallons)	69,403	63,990	5,413	8.5%

Cost of Sales	$223,796	$169,213	$54,583	32.3%
Gross Margin	10.4%	19.6%	(9.2)%	(46.9)%
Total Operating Expense*	73,096	58,740	14,356	24.4%
Natural Gas Expense*	5,645	4,912	733	14.9%
Operating Labor Costs*	18,040	15,608	2,432	15.6%
Transportation Costs*	29,580	25,282	4,298	17.0%
General & Administrative Expense	11,413	10,243	1,170	11.4%
Depreciation**	8,932	6,310	2,622	41.6%

Capital Expenditures	$22,431	$37,569	$(15,138)	(40.3)%
*Included in cost of sales
**Includes $8,333 and $5,586 for 2018 and 2017 which is included in cost of sales and operating expenses

	2017	2016	Change	%Change
	(in thousands)
Specialty Petrochemical Product Sales	$203,515	$173,262	$30,253	17.5%
Processing Fees	6,866	8,766	(1,900)	(21.7)%
Gross Revenue	$210,381	$182,028	$28,353	15.6%

Volume of specialty petrochemical sales (thousand gallons)	83,326	76,372	6,954	9.1%
Volume of prime product sales (thousand gallons)	63,990	58,441	5,549	9.5%

Cost of Sales	$169,213	$146,159	$23,054	15.8%
Gross Margin	19.6%	19.7%	(0.1)%	(0.5)%
Total Operating Expense*	58,740	58,536	204	0.3%
Natural Gas Expense*	4,912	3,301	1,611	48.8%
Operating Labor Costs*	15,608	16,094	(486)	(3.0)%
Transportation Costs*	25,282	24,138	1,144	4.7%
General & Administrative Expense	10,243	9,172	1,071	11.7%
Depreciation**	6,310	5,825	485	8.3%

Capital Expenditures	$37,569	$22,948	$14,621	63.7%
*Included in cost of sales
**Includes $5,586 and $5,187 for 2017 and 2016 which is included in cost of sales and operating expenses
Gross Revenue
2017-2018
Revenues increased from 2017 to 2018 by approximately 18.7% due to an increase in specialty petrochemical sales volume and an increase in average selling prices.
2016-2017
Revenues increased from 2016 to 2017 by approximately 15.6% due to an increase in sales volume of 9.1% and an increase in average selling price of 7.7% partially offset by a decrease in processing fees of 21.7%.
Specialty Petrochemical Product Sales
2017-2018
Specialty petrochemical product sales increased 19.3% from 2017 to 2018 due to an increase in total sales volume of 7.6% and an increase in average selling price of 10.9%. Our average selling price increased partly because of higher feedstock costs. A large portion of our prime products sales are contracted with pricing formulas which are tied to prior month Natural Gasoline prices which is our primary feedstock. Average delivered feedstock price for 2018 was 21.1% higher than 2017 as Natural Gasoline prices rose with crude oil prices for most of the year but then declined sharply in the fourth quarter. The increase in average selling prices was also due to higher non-formula pricing for our prime products. Additionally, prices for byproducts in 2018 were about 24% higher than in 2017 due to higher prices for the components in our byproducts stream. This also contributed to higher overall selling prices. Byproduct prices fell significantly during the fourth quarter due to the Advanced Reformer outage and inability to upgrade byproducts. Additionally, in the fourth quarter byproduct prices fell faster than feedstock prices resulting in negative margins.
Prime product sales volume (total specialty petrochemical product sales volume less byproduct sales volume) increased 8.5% from 2017 to 2018 as demand was greater in all of our end-use markets and especially in the Canadian oil sands market. Sales to the Canadian oil sands market continues to be volatile. We believe the volatility in demand is primarily based on continued manufacturing efficiencies at customer sites and by the crude oil pricing environment. Margins on our specialty petrochemical products continued to be negatively impacted by shortfall fees that we incurred due to feedstock purchases below minimum amounts as prescribed by our agreement with suppliers. However the amount of the penalties in 2018 were significantly less than 2017.
Foreign sales volume accounted for approximately 25.5% of volume and 27.6% of revenue for specialty petrochemical product sales during 2018 as compared to 20.4% of volume and 23.3% of revenue during 2017. The increase in foreign sales volume was due to higher demand in the Canadian oils sands market. Excluding oil sands, foreign sales volumes in 2018 grew by 22% from 2017.
2016-2017
Specialty petrochemical product sales increased 17.5% from 2016 to 2017 due to an increase in total sales volume of 9.1% and an increase in average selling price of 7.7%. Our average selling price increased partly because a large portion of our sales are contracted with pricing formulas which are tied to prior month Natural Gasoline prices which is our primary feedstock. Average delivered feedstock price for 2017 was 17.8% higher than 2016. Additionally, prices for byproducts were about 17% higher than in 2016 which also contributed to higher overall selling prices. Prime product sales volume (total specialty petrochemical product sales volume less byproduct sales volume) increased 9.5% from 2016 to 2017 primarily due to higher demand across many of our end-use markets. Sales to the Canadian oil sands market were down from 2016 due to the continued downturn in that market. Margins on our specialty petrochemical products continued to be negatively impacted by shortfall fees that we incurred due to feedstock purchases below minimum amounts as prescribed by our agreement with suppliers. The amount of the penalties in 2017 was approximately the same as in 2016.
Foreign sales volume accounted for approximately 20.4% of volume and 23.3% of revenue for specialty petrochemical product sales during 2017 as compared to 22.7% of volume and 26.3% of revenue during 2016. The decline in foreign sales volume was due to lower demand in the Canadian oils sands market. Excluding oil sands, foreign sales volumes in 2017 grew by 8.1% from 2016.
Processing Fees
2017-2018
Processing fee were approximately flat from 2017 to 2018.
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

Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)
2017-2018
Cost of Sales increased 32.3% from 2017 to 2018 due to higher raw material costs, higher operating expense and the increase in sales volume. Our average delivered feedstock cost per gallon increased approximately 21% over 2017 and volume processed increased about 8%. We use natural gasoline as our feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. The price of natural gasoline is well correlated with the price of crude oil. With the start up and stable operation of our Advanced Reformer unit we continue to convert the lower value components in our feed into higher value products, thereby allowing us to sell our byproducts at higher prices than would be realized without the Advanced Reformer unit.
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
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation, and transportation)
2017-2018
Total Operating Expense increased 24.4% from 2017 to 2018 resulting in a $14.4 million increase 2017. The key drivers for the increase were transportation costs, operating labor and depreciation. Transportation costs increased due to higher sales volume, higher rail freight rates and other logistics costs. Operating labor costs were higher due to higher maintenance and contract labor costs primarily associated with the start-up of the Advanced Reformer unit, maintenance and repair costs associated with a toll processing unit and other maintenance activities. Approximately 12.8% of our labor costs were capitalized in 2018 primarily due to the construction of the Advanced Reformer unit; whereas, in 2017 approximately 28% was capitalized.

We implemented a reorganization and workforce reduction at our Silsbee, Texas facility which reduced the workforce by about 20% at the end of 2018. We expect to realize approximately $2.5 million in annual cost savings as a result of this action. We took a charge of approximately $0.4 million for severance related to this action.
Natural gas expense increased 14.9% from 2017 to 2018 due to an increase in the average per unit cost and volume consumed. Consumption was greater than in 2017 both due to higher sales volume and inefficiencies related to the start-up and operation issues with the Advanced Reformer unit. The average price per MMBTU for 2018 was up about 3.8% from 2017 while volume consumed increased to approximately 1,684,000 MMBTU from about 1,509,000 MMBTU.
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
General and Administrative Expense
2017-2018
General and Administrative costs increased 11.4% from 2017 to 2018 primarily due to restructuring and severance costs in 2018. There were no restructuring and severance expenses in 2017.
2016-2017
General and Administrative costs increased 11.7% from 2016 to 2017 primarily due to an increase in property taxes because of the expiration of abatements. Group insurance and administrative labor costs also increased.
Depreciation
2017-2018
Depreciation expense increased 41.6% or approximately $2.6 million from 2017 to 2018 primarily due to the start-up of the Advanced Reformer unit and the resulting increase of our depreciable base.
2016-2017
Depreciation expense increased 8.3% from 2016 to 2017 primarily due to 2016 capital expenditures increasing our depreciable base.
Capital Expenditures
2017-2018
Capital expenditures in 2018 declined $15.1 million from 2017 mostly due to the completion of the Advanced Reformer unit. See discussion under "Capital Resources and Requirements" below for more detail.
2016-2017
Capital expenditures increased 63.7% from 2016 to 2017. See discussion under "Capital Resources and Requirements" below for more detail.

Specialty Wax Segment

	2018	2017	Change	%Change
	(thousands of dollars)
Product Sales	$27,017	$23,819	$3,198	13.4%
Processing Fees	11,236	10,943	293	2.7%
Gross Revenue	$38,253	$34,762	$3,491	10.0%

Volume of wax sales (thousand pounds)	37,264	35,393	1,871	5.3%

Cost of Sales	36,318	34,369	1,949	5.7%
Gross Margin	5.1%	1.1%	4.0%	363.6%
General & Administrative Expense	5,053	4,931	122	2.5%
Depreciation and Amortization*	5,376	4,589	787	17.1%
Capital Expenditures	$2,854	$14,015	$(11,161)	(79.6)%
*Includes $5,285 and $4,503 for 2017 and 2016, respectively, which is included in cost of sales

	2017	2016	Change	%Change
	(thousands of dollars)
Product Sales	$23,819	$20,319	$3,500	17.2%
Processing Fees	10,943	10,052	891	8.9%
Gross Revenue	$34,762	$30,371	$4,391	14.5%

Volume of wax sales (thousand pounds)	35,393	33,891	1,502	4.4%

Cost of Sales	34,369	26,338	8,031	30.5%
Gross Margin	1.1%	13.3%	(12.2)%	(91.5)%
General & Administrative Expense	4,931	4,818	113	2.3%
Depreciation and Amortization*	4,589	3,908	681	17.4%
Capital Expenditures	$14,015	$17,547	$(3,532)	(20.1)%
*Includes $4,503 and $3,828 for 2017 and 2016, respectively, which is included in cost of sales
Product Sales
2017-2018
Product sales revenue increased 13.4% and product sales volume increased 5.3% from 2017 to 2018 primarily due to higher on-purpose PE wax sales which benefited from continued growth in growth in our high value waxes. Polyethylene wax sales saw volume increases of 3.5% and revenue from polyethylene wax increased approximately 15.4% both as a result of greater sales volume and a higher value sales mix. Average wax sales price was approximately 9% higher in 2018 compared to 2017.
2016-2017
Product sales revenue increased 17.2% and product sales volume increased 4.4% from 2016 to 2017 primarily due to on-purpose PE wax sales which we were distributing in Latin America for a third party as well as, significant growth in our high value waxes. Polyethylene wax sales saw volume increases of 1.3% and revenue increases of 12.8%.
Processing Fees
2017-2018
Processing fees increased 2.7% from 2017 to 2018 primarily due to greater revenues from hydrogenation/distillation unit. Growth in custom processing revenue in 2018 continued to be hampered by operational and reliability issues especially related to the hydrogenation/distillation unit which started up in the second half of 2017.

2016-2017
Processing fees increased 8.9% from 2016 to 2017 primarily due to the addition of new customers and an increase in existing customer volumes. Growth was limited by significant operational issues in existing equipment and in the new hydrogenation/distillation unit.
Cost of Sales
2017-2018
Cost of Sales increased 5.7% from 2017 to 2018 due to increases in labor, maintenance, utilities and depreciation which were partially offset by lower wax material costs.   Labor increased approximately due to increased overtime and the addition of personnel to support the new hydrogenation/distillation unit which came on line in 2017 as well as to support other custom processing projects. Maintenance costs increased primarily as a result of the start-up of hydrogenation/distillation and the related operating issues in 2018. Utility costs increased mainly due to greater consumption.
2016-2017
Cost of Sales increased 30.5% from 2016 to 2017 due to increases in material cost, labor, freight, equipment maintenance, and natural gas utilities. Material cost increased primarily due to material costs associated with the on-purpose PE wax sales we distributed into Latin America for a third party. Labor increased due to increased overtime and the addition of personnel to operate the new hydrogenation/distillation unit when it came online in 2017. Freight increased due to the increase in shipments and a change in our shipping terms. We now ship most products with destination terms. Equipment maintenance increased primarily due to the addition of B Plant and the introduction of new custom processing projects. Natural gas utilities increased due to an increase in the per unit cost and in volume consumed because of B Plant and the new hydrogenation/distillation unit.
General and Administrative Expense
2017-2018
General and Administrative costs increased 2.5% from 2017 to 2018.
2016-2017
General and Administrative costs increased 2.3% from 2016 to 2017 primarily due to an increase in sales personnel, property taxes, and property insurance due to the addition of B Plant.
Depreciation and Amortization
2017-2018
Depreciation and amortization increased 17.1% from 2017 to 2018 primarily due to start up of the hydrogenation/distillation project in the second half of 2017.
2016-2017
Depreciation and amortization increased 17.4% from 2016 to 2017 primarily due to the addition of B Plant and the hydrogenation/distillation project coming online in 2017.
Capital Expenditures
2017-2018
Capital expenditures decreased from approximately $14.0 million to $2.9 million or 79.6% from 2017 to 2018 primarily due to the completion and of the hydrogenation/distillation project in 2017.
2016-2017
Capital expenditures decreased 20.1% from 2016 to 2017 primarily due to the completion of the hydrogenation/distillation project in 2017.
Corporate Segment

	2018	2017	Change	%Change
	(in thousands)
General & Administrative Expense	$8,275	$7,413	$862	11.6%
Depreciation	50	62	$(12)	(19.4)%
Equity in losses of AMAK	901	4,261	$(3,360)	(78.9)%

	2017	2016	Change	%Change
	(in thousands)
General & Administrative Expense	$7,413	$6,445	$968	15.0%
Depreciation	62	43	$19	44.2%
Equity in losses of AMAK	4,261	1,479	$2,782	188.1%
Gain from additional equity issuance by AMAK	—	(3,168)	$3,168	(100.0)%
General and Administrative Expenses
2017-2018
General corporate expenses increased from 2017 to 2018 primarily due to restructuring and severance expenses, offset by the cancellation and reversal of stock compensation expense and other post retirement benefits awarded to Mr. Hatem El Khalidi. See Note 14 for further discussion.
2016-2017
General corporate expenses increased from 2016 to 2017 primarily due to an increase in officer compensation, accounting fees, and legal fees. Officer compensation increased in 2017 due to the addition of an officer in late 2016 and and an accrual for executive bonuses. Accounting and legal fees increased due to additional time required for restatements issues and other matters.
Equity in Losses of AMAK/Gain on Equity Issuance of AMAK
2017-2018
Equity in Losses of AMAK decreased 78.9% from 2017 to 2018 due to a number of reasons as discussed below.
The mine was fully operational in 2018 as compared to operating on an improving basis throughout 2017. In 2017 costs were increased as the mine was not operating at full capacity. Metal prices remained strong in 2018.
Shipments increased 105% from 2017 to 2018 as indicated in the table below. AMAK volumes in dry metric tons (dmt) for 2018 and 2017 were as follows:

	2018	2017	Variance
Ore tons processed	699,885	385,495	314,390
Concentrate to the port
Copper	26,070	15,326	10,744
Zinc	31,989	16,606	15,383
	58,059	31,932	26,127

Shipments
Copper	26,286	13,940	12,346
Zinc	31,272	14,080	17,192
	57,558	28,020	29,538
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
Capital Resources and Requirements
2017-2018
Capital expenditures decreased 58% from 2017 to 2018. The majority of the decrease was due to completion of the Advanced Reformer unit. During 2018 we expended approximately $14.9 million to complete the Advanced Reformer unit which includes $1 million insurance deductible related to the February 2018 fire and $3 million for the catalyst replacement in December 2018, $1.3 million for a rail spur addition and $0.5 million for a truck loading rack.

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
At December 31, 2018, there was approximately $18 million available on the Company's line of credit. We believe that operating cash flows along with credit availability will be sufficient to finance our 2019 operations and capital expenditures.
The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$18,131	$3,670	$7,001	$5,395	$2,065
Purchase Obligations	124	124	—	—	—
Long-Term Debt Obligations	103,312	4,375	98,937	—	—
Total	$121,567	$8,169	$105,938	$5,395	$2,065
The majority of our operating lease obligations are for railcars as discussed in Note 14 of the Notes to Consolidated Financial Statements. Purchase obligations are primarily related to commitments for our capital construction projects. The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations supplemented with borrowings under our credit facility.
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
New Accounting Standards
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers ("ASU 2014-9"). ASU 2014-9 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-9 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-9 across all revenue streams. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We completed contract reviews and validated results of applying the new revenue guidance (Note 2). See Revenue Recognition policy note.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to ASC 842, Leases.  ASU 2018-11 provided entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting ASC 842. The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs and (2) the use-of-hindsight. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. The Company will adopt ASU 842 as of January 1, 2019, using the alternative modified transition method. In preparation of adopting ASC 842, the Company is implementing additional internal controls to enable future preparation of financial information in accordance with ASC 842. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as right of use assets (“ROU”) operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had approximately $18.1 million of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. For a lessee, the results of operations are not expected to significantly change after adoption of the new standard.  While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company’s financial statements and disclosures, including the determination of the Company’s incremental borrowing rate for each of the operating leases to estimate the interest rate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.
In January 2017 the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2017-4 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has goodwill from prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.
In February 2018 the FASB issued ASU No. 2018-2, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. The Company believes there will be no material impact to the consolidated financial statements as a result of this update.
In June 2018, the FASB issued ASU No. 2018–07, Improvements to Nonemployee Share–Based Payment Accounting. ASU 2018–07 simplifies the accounting for share–based payments to nonemployees by aligning it with the accounting for share–based payments to employees, with certain exceptions. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is assessing the effect of ASU 2018–02 on its consolidated financial statements.
Critical Accounting Policies
Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of net sales, expenses and allocated charges during the reported period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present currently. These matters, and the judgments and uncertainties affecting them, are essential to understanding our reported results. See Note 2 to the Notes to the Consolidated Financial Statements for further information.
Inventories
Finished products and feedstock are recorded at the lower of cost, determined on the first-in, first-out method ("FIFO"); or market for SHR. For TC, inventory is recorded at the lower of cost or market as follows: (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method. See Note 7 to the Notes to the Consolidated Financial Statements for more information.
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
For 2017 the Company recognized revenue according to FASB ASC Topic 605 ("ASC 605"), "Revenue Recognition", when: (1) the customer accepted delivery of the product and title had been transferred or when the service was performed and the Company had no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction had occurred; (3) price was fixed and determinable; and (4) collection was assured. Product sales generally met these criteria, and revenue was recognized, when the product was delivered or title was transferred to the customer. Sales revenue was presented net of discounts, allowances, and sales taxes. Freight costs billed to customers were recorded as a component of revenue. Revenues received in advance of future sales of products or prior to the performance of services were presented as deferred revenues. Shipping and handling costs were classified as cost of product sales and processing and were expensed as incurred.
Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, disaggregation of revenues, and contract balance disclosures, see Note 17.

Specialty petrochemical segment
The specialty petrochemical segment of the Company produces eight high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry. SHR's specialty petrochemical products are typically transported to customers by rail car, tank truck, iso-container and ship.
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
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. Our long-lived assets include our specialty petrochemical facility and our specialty synthetic wax facility.
Our specialty petrochemical facility and specialty synthetic wax facility are currently our revenue generating assets. The facilities were in full operation at December 31, 2018.
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
Investment in AMAK
We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period. The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements. Any proceeds received from or payments made to AMAK are recorded as decreases or increases in the balance of our investment. See Note 10 to the Notes to the Consolidated Financial Statements.
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
Environmental Liabilities
Our operations are subject to the rules and regulations of the TCEQ which inspects the facilities at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business, evidence of groundwater contamination was discovered at SHR in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years. See Note 14 to the Notes to the Consolidated Financial Statements.
Share-Based Compensation
We expense the cost of director and employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. For options we use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date. See Note 15 to the Notes to the Consolidated Financial Statements.
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
Income Taxes
In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income. Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized. If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority. See Note 16 to the Notes to the Consolidated Financial Statements.
On December 22, 2017, Public Law No. 115-97, also known as, the Tax Cuts and Jobs Act ("TCJA") was enacted. The TCJA included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% for tax years effective January 1, 2018. The TCJA also implemented a territorial tax system, provided for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminated the alternative minimum tax ("AMT"), making AMT credit carryforwards refundable, and permits the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition the TJCA created prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.
The Company elected to recognize the income tax effects of the TCJA in its financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA it will recognize provisional amounts if a reasonable estimate can be made. After the analysis, the Company did not identify any items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2018.
The changes to existing U.S. tax laws as a result of the TCJA, which will have the most significant impact on the Company's federal income taxes are as follows:
Reduction of the U.S. Corporate Income Tax Rate - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017. The reduction in the corporate income tax rate resulted in the Company recording $10.3 million benefit from deferred taxes in the year ending December 31, 2017.

Acceleration of Depreciation - The Company recognized a reduction to net deferred tax assets attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017. This adjustment resulted in an increase in income tax receivable of approximately $961,000 in the year ending December 31, 2017.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2018, 2017 and 2016, we had approximately $103.3 million, $99.6 million and $84.0 million, respectively, in variable rate debt outstanding, excluding deferred financing costs. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $433,000, $405,000 and $275,000 at December 31, 2018, 2017 and 2016, respectively.
We do not view exchange rates exposure as significant and have not acquired or issued any foreign currency derivative financial instruments.
We purchase all of our raw materials, consisting of feedstock and natural gas, on the open market. The cost of these materials is a function of non-formula market oil and gas prices. As a result, our revenues and gross margins could be affected by changes in the price and availability of feedstock and natural gas. As market conditions dictate, from time to time we engage in various hedging techniques including financial swap and option agreements. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Our policy on such hedges is to buy positions as opportunities present themselves in the market and to hold such positions until maturity, thereby offsetting the physical purchase and price of the materials.
At the end of 2018, market risk for 2019 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2018. Assuming that 2019 total specialty petrochemical product sales volumes stay at the same rate as 2018, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $11.9 million in fiscal 2019.
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
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the disclosure controls and procedures are met.
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
Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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
(d) Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on Internal Control over Financial Reporting

We have audited Trecora Resources’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2019

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
We have adopted a code of ethics entitled Standards of Business Conduct that applies to all of the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Standards of Business Conduct is available on our website.
Item 11.  Executive Compensation.
Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 13. Certain Relationships, Related Transactions, and Director Independence.
Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.
Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.
(a)1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2018 and 2017
Consolidated Statements of Income for the three years ended December 31, 2018
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2018
Consolidated Statements of Cash Flows for the three years ended December 31, 2018
Notes to Consolidated Financial Statements
2.    The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2018.
3. The following financial statements are filed with this Report:
The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2018, 2017, and 2016, required by Rule 3-09 of Regulation S-X.
4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
3(a)
Amended and Restated Certificate of Incorporation of Trecora Resources, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2018 (File No. 001-33926))

3(b)	Amended and Restated Bylaws of Trecora Resources (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 21, 2018 (File No. 001-33926))
10(a)+
Employment Contract dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10(b)+
Severance Agreement and Covenant not to Compete, Solicit and Disclose dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10(c)+
First Amendment to Employment Contract, effective as of March 7, 2018, between Trecora Resources and Peter Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001–33926))

10(d)*+	Employment Contract, dated as of December 3, 2018, between Trecora Resources and Patrick D. Quarles
10(e)+
Retirement Agreement, dated as of June 7, 2018, between Trecora Resources and Connie J. Cook (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33926))

10(f)+
Consulting Agreement, dated as of July 1, 2018, between Trecora Resources and Connie J. Cook (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33926))

10(g)*+	Separation and Release Agreement, dated as of December 14, 2018, between Trecora Resources and Simon Upfill-Brown
10(h)*+	Amended and Restated Consulting Agreement, dated as of December 14, 2018, between Trecora Resources and Nicholas N. Carter
10(i)+
Trecora Resources Stock and Incentive Plan, as amended by the First Amendment (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)

10(j)+	Second Amendment to the Trecora Resources Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)
10(k)+
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (file No. 001-33926))

10(l)+
Form of Trecora Resources Stock and Incentive Plan Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (file No. 001-33926))

10(m)
Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10(n)	Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

Exhibit Number	Description
10(o)
Letter Agreement dated August 5, 2009, between Trecora Resources and the other Al Masane Al Kobra Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 27, 2009 (file No. 001-33926))

10(p)
Limited Guarantee dated October 24, 2010, between Trecora Resources and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 27, 2010 (file No. 001-33926)

10(q)
Amended and Restated Credit Agreement, dated as of October 1, 2014, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company's Form 8–K filed on October 3, 2014 (file No. 001–33926))

10(r)
Second Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the Company's form 8–K filed on March 30, 2017 (file No. 001-33926))

10(s)
Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the company's Form 8–K filed on July 27, 2017 (file No. 001–33926))

10(t)
Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 31, 2018 (File No. 001-33926))

10(u)
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 19, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 14, 2018 (File No. 001-33926))

21	Subsidiaries of Trecora Resources (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (File 001-33926))
23.1*	Consent of Independent Registered Public Accounting Firm, BKM Sowan Horan, LLP
23.2*	Consent of Independent Registered Public Accounting Firm, Mamdouh Al Majed & Faisal Al-Enzi
24*	Power of Attorney (set forth on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15

(c)	Financial Statement Schedules
See (a) 2 of this Item 15

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRECORA RESOURCES

Dated: March 15, 2019	By:	/s/ Patrick Quarles
Patrick Quarles
Chief Executive Officer and President
KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Trecora Resources hereby constitutes and appoints Patrick Quarles and Sami Ahmad his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 15, 2019.

Signature	Title
/s/ Patrick Quarles Patrick Quarles	Chief Executive Officer and President (principal executive officer)
/s/ Sami Ahmad Sami Ahmad	Chief Financial Officer (principal financial officer)
/s/ Christopher Groves Christopher Groves	Corporate Controller (principal accounting officer)
/s/ Karen A. Twitchell Karen A. Twitchell	Chair of the Board and Director
/s/ Gary K. Adams Gary K. Adams	Director
/s/ Pamela R. Butcher Pamela R. Butcher	Director
/s/ Nicholas Carter Nicholas Carter	Director
/s/ Joseph P. Palm Joseph P. Palm	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three–year period ended December 31, 2018 and the related notes and schedules listed in the index at Item 15(a) (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2019, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BKM Sowan Horan, LLP

We have served as the Company’s auditor since 2010.

Addison, Texas
March 15, 2019

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,735	$3,028
Trade receivables, net (Note 5)	27,112	25,779
Inventories (Note 7)	16,539	18,450
Prepaid expenses and other assets (Note 6)	4,664	3,645
Taxes receivable	182	5,584

Total current assets	55,232	56,486

PLANT, PIPELINE, AND EQUIPMENT – AT COST	268,419	245,761
LESS ACCUMULATED DEPRECIATION	(73,762)	(63,240)

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	194,657	182,521

GOODWILL (Note 9)	21,798	21,798
OTHER INTANGIBLE ASSETS, net (Note 9)	18,947	20,808
INVESTMENT IN AMAK (Note 10)	38,746	45,125
MINERAL PROPERTIES IN THE UNITED STATES (Note 11)	588	588

TOTAL ASSETS	$329,968	$327,326

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,106	$18,347
Accrued liabilities (Note 13)	5,439	3,961
Current portion of post-retirement benefit (Note 22)	19	305
Current portion of long-term debt (Note 12)	4,194	8,061
Current portion of other liabilities	733	870

Total current liabilities	29,491	31,544

LONG-TERM DEBT, net of current portion (Note 12)	98,288	91,021
POST- RETIREMENT BENEFIT, net of current portion (Note 22)	358	897

OTHER LIABILITIES , net of current portion	994	1,611
DEFERRED INCOME TAXES (Note 16)	15,676	17,242

Total liabilities	144,807	142,315

COMMITMENTS AND CONTINGENCIES (Note 14)

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(thousands of dollars)

EQUITY
Common Stock ‑ authorized 40 million shares of $.10 par value; issued 24.6 and 24.5 million in 2018 and 2017, respectively, and outstanding 24.5 and 24.3 million in 2018 and 2017, respectively	2,463	2,451
Additional Paid-in Capital	58,294	56,012
Common Stock in Treasury, at cost 0.1 million and 0.2 million shares in 2018 and 2017, respectively	(8)	(196)
Retained Earnings	124,123	126,455
Total Trecora Resources Stockholders' Equity	184,872	184,722
Noncontrolling interest	289	289
Total equity	185,161	185,011

TOTAL LIABILITIES AND EQUITY	$329,968	$327,326

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2018	2017	2016
	(thousands of dollars)
Revenues
Specialty petrochemical and product sales	$269,780	$227,334	$193,581
Processing fees	18,152	17,809	18,818
	287,932	245,143	212,399
Operating costs and expenses
Cost of specialty petrochemical, product sales, and processing (including depreciation and amortization of $13,618, $10,089, and $9,016, respectively)	260,114	203,582	172,497
Gross Profit	27,818	41,561	39,902

General and Administrative Expenses
General and administrative	22,396	22,587	20,434
Restructuring and severance (Note 21)	2,347	—	—
Depreciation	740	872	761
	25,483	23,459	21,195

Operating income	2,335	18,102	18,707

Other income (expense)
Interest expense	(4,100)	(2,931)	(1,985)
Loss on extinguishment of debt	(315)	—	—
Bargain purchase gain from acquisition (Note 3)	—	—	11,549
Equity in losses of AMAK (Note 10)	(901)	(4,261)	(1,479)
Gain from additional equity issuance by AMAK (Note 10)	—	—	3,168
Miscellaneous expense	(158)	(60)	(28)
	(5,474)	(7,252)	11,225

Income (loss) before income tax expense	(3,139)	10,850	29,932

Income tax benefit (expense)	807	7,159	(10,504)

Net income (loss) attributable to Trecora Resources	$(2,332)	$18,009	$19,428

Net income (loss) per common share
Basic earnings (loss) per share (dollars)	$(0.10)	$0.74	$0.80
Diluted earnings (loss) per share (dollars)	$(0.10)	$0.72	$0.78

Weighted average number of common
shares outstanding
Basic	24,438	24,294	24,284
Diluted	24,438	25,129	24,982

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2018, 2017, and 2016

	TRECORA RESOURCES STOCKHOLDERS
			Additional				Non-
	Common Stock		Paid-In	Treasury	Retained		Controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Total	Interest	Equity
	(thousands)
January 1, 2016	24,158	$2,416	$50,662	$—	$89,018	$142,096	$289	$142,385

Stock options
Issued to Directors	—	—	173	—	—	173	—	173
Issued to Employees	—	—	1,234	—	—	1,234	—	1,234
Issued to Former Director	—	—	48	—	—	48	—	48
Restricted common stock						—		—
Issued to Directors	—	—	254	—	—	254	—	254
Issued to Employees	—	—	783	—	—	783	—	783
Common stock						—		—
Issued to Directors	13	2	58	—	—	60	—	60
Issued to Employees	51	3	(8)	16	—	11	—	11
Treasury stock transferred from TOCCO to TREC	—	30	270	(300)	—	—	—	—
Net Income	—	—	—	—	19,428	19,428	—	19,428

December 31, 2016	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	—	—	100	—	—	100	—	100
Issued to Employees	—	—	1,171	—	—	1,171	—	1,171
Restricted stock units
Issued to Directors	—	—	310	—	—	310	—	310
Issued to Employees	—	—	1,136	—	—	1,136	—	1,136
Common stock
Issued to Directors	29	—	(84)	29	—	(55)	—	(55)
Issued to Employees	57	—	(92)	56	—	(36)	—	(36)
Warrants exercised	3	—	(3)	3	—	—	—	—
Net Income	—	—	—	—	18,009	18,009	—	18,009

December 31, 2017	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellations (see Note 15)	—	—	(680)	—	—	(680)		(680)
Restricted stock units
Issued to Directors	—	—	338	—	—	338	—	338
Issued to Employees	—	—	1,939	—	—	1,939	—	1,939
Common stock
Issued to Directors	188	10	489	89	—	588	—	588
Issued to Employees	183	2	127	155	—	284	—	284

Stock Exchange (see Notes 10 & 18)	(65)	—	(66)	(65)	—	(131)	—	(131)
Warrants	9	—	(9)	9	—	—	—	—
Net Income (Loss)	—	—	—	—	(2,332)	(2,332)	—	(2,332)

December 31, 2018	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2018	2017	2016
	(thousands of dollars)
Operating activities
Net income (loss) attributable to Trecora Resources	$(2,332)	$18,009	$19,428
Adjustments to reconcile net income (loss) attributable
to Trecora Resources to net cash provided by operating activities:
Depreciation	12,497	9,100	7,896
Amortization of intangible assets	1,861	1,861	1,880
Unrealized gain on derivative instruments	—	(58)	(119)
Share-based compensation	1,753	2,707	2,552
Deferred income taxes	(1,566)	(5,841)	8,697
Postretirement obligation	(825)	(11)	271
Bargain purchase gain from acquisition	—	—	(11,549)
Equity in loss of AMAK	901	4,261	1,479
Gain from additional equity issuance by AMAK	—	—	(3,168)
Bad debt expense	152	—	90
Amortization of loan fees	261	247	272
Loss on extinguishment of debt	315	—	—
Changes in operating assets and liabilities:
Increase in trade receivables	(1,485)	(3,586)	(2,809)
(Increase) decrease in taxes receivable	5,401	(1,601)	3,689
(Increase) decrease in inventories	1,911	(579)	(2,067)
Increase in prepaid expenses and other assets	(1,222)	(806)	(1,022)
Increase (decrease) in other liabilities	33	142	(174)
Increase in accounts payable and accrued liabilities	2,240	6,983	3,168
Net cash provided by operating activities	19,895	30,828	28,514

Investing activities
Additions to plant, pipeline and equipment	(25,285)	(51,584)	(38,484)
Acquisition of B Plant	—	—	(2,011)
Proceeds from AMAK share repurchase (Note 10)	5,347	—	—
Advances to AMAK, net	67	(107)	(14)
Net cash used in investing activities	(19,871)	(51,691)	(40,509)

Financing Activities
Issuance of common stock	—	25	11
Net cash received (paid) related to stock-based compensation	860	(106)	—
Additions to long-term debt	18,177	26,000	8,000
Repayment of long-term debt	(15,354)	(10,417)	(6,250)
Net cash provided by in financing activities	3,683	15,502	1,761

TRECORA RESOURCES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2018	2017	2016
	(thousands of dollars)

Net increase (decrease) in cash and cash equivalents	3,707	(5,361)	(10,234)

Cash and cash equivalents at beginning of year	3,028	8,389	18,623

Cash and cash equivalents at end of year	$6,735	$3,028	$8,389

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,560	$3,540	$2,545
Cash payments (net of refunds) for taxes	$(4,182)	$92	$(1,630)

Supplemental disclosure of non-cash items:
Capital Expansion amortized to depreciation expense	$787	$840	$1,047
Estimated earnout liability (Note 3)	$—	$—	$733
Stock exchange (Notes 10 & 18)	$131	$—	$—

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY
Trecora Resources, formerly Arabian American Development Company, (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities are the manufacturing of various specialty petrochemical products, specialty waxes and providing custom processing services. The Company owns 33% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company ("AMAK") (see Note 10) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. ("PEVM"), which does not conduct any substantial business activity but owns undeveloped properties in the United States.
The Company's specialty petrochemical operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Resources, Inc. ("SHR") and Trecora Chemical, Inc. ("TC"). SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("GSPL"). SHR owns and operates a specialty petrochemical product facility near Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry. TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services. These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants. GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.
We attribute revenues to countries based upon the origination of the transaction. All of our revenues for the years ended December 31, 2018, 2017, and 2016, originated in the United States. In addition, all of our long-lived assets are in the United States.
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
Cash, Cash Equivalents and Short-Term Investments – Our principal banking and short-term investing activities are with local and national financial institutions. Short-term investments with an original maturity of three months or less are classified as cash equivalents.
Inventories – Finished products and feedstock are recorded at the lower of cost, determined on the first-in, first-out method (FIFO), or market for SHR. For TC, inventory is recorded at the lower of cost or market as follows: (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method.
Trade Receivables and Allowance for Doubtful Accounts – We evaluate the collectability of our trade receivables and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware. For the year ended December 31, 2018, we increased the balance by $152,000 due to concerns regarding collectability for a specific customer. For the year ended December 31, 2017, the allowance balance was not increased. In 2016, we increased the balance by $90,000 due to an increase in sales in countries where there is a greater risk of default and limited recourse should this occur. We track customer balances and past due amounts to determine if customers may be having financial difficulties. This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off. No amounts were written off in 2018 or 2017. During 2016 we wrote off one account for approximately $93,000.
Notes Receivable – We periodically make changes in or expand our custom processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate. There were no notes receivable outstanding as of December 31, 2018. The interest rate used on outstanding notes during December 31, 2018 and 2017 was 4%. The unearned interest was reflected as a discount against the note balance. The Company evaluates the collectability of notes based upon a working knowledge of the customer. The notes are receivable from custom processing customers with whom we maintain a close relationship. Thus, all amounts due under the notes receivable are considered collectible, and no allowance was recorded at December 31, 2018 and 2017, respectively.
Plant, Pipeline and Equipment – Plant, pipeline and equipment are stated at cost. Depreciation is provided over the estimated service lives using the straight-line method. Gains and losses from disposition are included in operations in the period incurred. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized.

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
Investment in AMAK – We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period. The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements (see Note 10). Any proceeds received from or payments made to AMAK are recorded as decreases or increases in the balance of our investment.
We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. We consider recoverable ore reserves, changes in commodity prices, and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK.
Other Assets – Other assets include a license used in specialty petrochemical operations, spare parts inventory and certain specialty petrochemical assets. Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment. Spare parts are accounted for on the first-in, first-out method (FIFO).
Long-Lived Assets Impairment – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on the undiscounted net cash flows to be generated from the asset's use. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis although other factors including the state of the economy are considered.
Revenue Recognition – The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"), Revenue from Contracts with Customers, and its amendments with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. ASC 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers, except where revenues are in scope of another accounting standard. ASC 606 superseded the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC 606 also requires certain additional revenue-related disclosures.
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
For the year ended December 31, 2017 the Company recognized revenue according to FASB ASC Topic 605 ("ASC 605"), "Revenue Recognition", when: (1) the customer accepted delivery of the product and title had been transferred or when the service was performed and the Company had no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction had occurred; (3) price was fixed and determinable; and (4) collection was assured. Product sales generally met these criteria, and revenue was recognized, when the product was delivered or title was transferred to the customer. Sales revenue was presented net of discounts, allowances, and sales taxes. Freight costs billed to customers were recorded as a component of revenue. Revenues received in advance of future sales of products or prior to the performance of services were presented as deferred revenues. Shipping and handling costs were classified as cost of product sales and processing and were expensed as incurred.
Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, disaggregation of revenues, and contract balance disclosures, see Note 17.

Specialty petrochemical segment
The specialty petrochemical segment of the Company produces eight high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry. SHR's specialty petrochemical products are typically transported to customers by rail car, tank truck, iso-container and ship.
Product Sales – The Company sells individual (distinct) products to its customers on a stand-alone basis (point-of-sale) without any further integration. There is no significant modification of any one or more products sold to fulfill another promised product or service within any of the Company's product sale transactions. The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected 30 to 60 days subsequent to point of sale.
Processing Fees – The Company's services consist of processing customer supplied feedstocks into custom products including, if requested, services for forming, packaging, and arranging shipping. Pursuant to Tolling Agreements the customer retains title to the feedstocks and processed products. The performance obligation in each Tolling Agreement transaction is the processing of customer provided feedstocks into custom products and is satisfied over time.   The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.

Specialty Wax segment

The specialty wax segment of the Company manufactures and sells specialty polyethylene and poly alpha olefin waxes and also provides custom processing services for customers.
Product Sales – The Company sells individual (distinct) products to its customers on a stand-alone basis (point-of-sale) without any further integration. There is no significant modification of any one or more products sold to fulfill another promised product or service within any of the Company's product sale transactions. The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.
Processing Fees – The Company's promised services consist of processing customer supplied feedstocks into custom products including, if requested, services for forming, packaging, and arranging shipping. Pursuant to Tolling Agreements and Purchase Order Arrangements, the customer typically retains title to the feedstocks and processed products. The performance obligation in each Tolling Agreement transaction and Purchase Order Arrangement is the processing of customer provided feedstocks into custom products and is satisfied over time.   The amount of consideration received for product sales is stated within the executed invoice with the customer. Payment is typically due and collected within 30 days subsequent to point of sale.
Shipping and Handling Costs – Shipping and handling costs are classified as cost of product sales and processing and are expensed as incurred.
Retirement Plan – We offer employees the benefit of participating in a 401(k) plan. We match 100% up to 6% of pay with vesting occurring over 2 years. For years ended December 31, 2018, 2017, and 2016, matching contributions of approximately $1,502,000, $1,412,000, and $1,195,000, respectively were made on behalf of employees.
Environmental Liabilities – Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.
Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized. At times instead of a note receivable being established, the customer pays an upfront cost. The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer. As of December 31 of each year, depreciation expense was offset and reduced by approximately $0.8 million, $0.8 million, and $1.0 million, for 2018, 2017, and 2016, respectively.
Net Income Per Share – We compute basic income per common share based on the weighted-average number of common shares outstanding. Diluted income per common share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if potential dilutive common shares, consisting of stock options, unvested restricted stock units, and shares which could be issued upon conversion of debt, had been issued (see Note 18).
Foreign Currency – The functional currency for the Company and each of the Company's subsidiaries is the US dollar (USD). Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses. We do not employ any practices to minimize foreign currency risks. The functional and reporting currency of AMAK is the Saudi Riyal (SR). In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate. As of December 31, 2018, 2017 and 2016, foreign currency translation adjustments were not significant.
Management Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts receivable and inventory obsolescence; assessment of impairment of our long-lived assets, goodwill, intangible assets and investments, litigation liabilities, post-retirement benefit obligations, guarantee obligations, environmental liabilities, income taxes and deferred tax valuation allowances. Actual results could differ from these estimates.
Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 15). Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees – We may enter into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 "Guarantees" (see Note 14). These arrangements create two types of obligations:

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

Fair Value – The carrying value of cash and cash equivalents, trade receivables, taxes receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of variable rate long term debt and notes payable reflect recent market transactions and approximate carrying value. We used other observable inputs that would qualify as Level 2 inputs to make our assessment of the approximate fair value of our cash and cash equivalents, trade receivables, taxes receivable, accounts payable, accrued liabilities, other liabilities, notes payable and variable rate long term debt. The fair value of the derivative instruments are described below.
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
On December 22, 2017, Public Law No. 115-97 known as the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from a maximum of 35 percent to a flat 21 percent for tax years effective January 1, 2018. The TCJA also implemented a territorial tax system, provided for a one-time deemed repatriation tax on unrepatriated foreign earnings, eliminated the alternative minimum tax (AMT), made AMT credit carryforwards refundable, and permitted the acceleration of depreciation for certain assets placed into service after September 27, 2017. In addition the TJCA created prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.
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
Reclassifications – Certain reclassifications have been made to prior year balances to conform with the current year presentation.
Subsequent Events – The Company has evaluated subsequent events through March 15, 2019, the date that the consolidated financial statements were approved by management.
New Accounting Pronouncements
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers ("ASU 2014-9"). ASU 2014-9 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-9 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company completed its assessment of the impact of the adoption of ASU 2014-9 across all revenue streams. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We completed contract reviews and validated results of applying the new revenue guidance (Note 2). See Revenue Recognition policy note.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to ASC 842, Leases.  ASU 2018-11 provided entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting ASC 842. The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs and (2) the use-of-hindsight. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. The Company will adopt ASU 842 as of January 1, 2019, using the alternative modified transition method. In preparation of adopting ASC 842, the Company is implementing additional internal controls to enable future preparation of financial information in accordance with ASC 842. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of rail cars, equipment and office leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as right of use assets (“ROU”) operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had approximately $18.1 million of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. For a lessee, the results of operations are not expected to significantly change after adoption of the new standard.  While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company’s financial statements and disclosures, including the determination of the Company’s incremental borrowing rate for each of the operating leases to estimate the interest rate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.
In January 2017 the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2017-4 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has goodwill from prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.
In February 2018 the FASB issued ASU No. 2018-2, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. The Company believes there will be no material impact to the consolidated financial statements as a result of this update.
In June 2018, the FASB issued ASU No. 2018–07, Improvements to Nonemployee Share–Based Payment Accounting. ASU 2018–07 simplifies the accounting for share–based payments to nonemployees by aligning it with the accounting for share–based payments to employees, with certain exceptions. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is assessing the effect of ASU 2018–02 on its consolidated financial statements.
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

NOTE 4 - CONCENTRATIONS OF REVENUES AND CREDIT RISK
We sell our products and services to companies in the chemical, plastics, and petroleum industries. We perform periodic credit evaluations of our customers and generally do not require collateral from our customers. For the year ended December 31, 2018, one customer accounted for 17.0% of consolidated product revenue. For the year ended December 31, 2017, one customer accounted for 19.6% of consolidated product revenue. For the year ended December 31, 2016, one customer accounted for 20.1% of consolidated product revenue. The associated accounts receivable balances for those customers were approximately $11.0 million at December 31, 2018, and $5.8 million at December 31, 2017. The carrying amount of accounts receivable approximates fair value at December 31, 2018, and 2017.
Accounts receivable serves as collateral for our amended and restated loan agreement (see Note 12).
We market our products in many foreign jurisdictions. For the years ended December 31, 2018, 2017 and 2016, specialty petrochemical product sales revenue in foreign jurisdictions accounted for approximately 35.4%, 20.8%, and 23.5% of total product sales revenue, respectively.
SHR utilizes one major supplier for its feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed. The percentage of feedstock purchased from the supplier during 2018, 2017, and 2016 was 100%, 100.0% and 99%, respectively. At December 31, 2018, and 2017, we owed the supplier approximately $4.7 million and $8.5 million, respectively for feedstock purchases.
We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, cash balances may exceed this limit. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.

NOTE 5 – TRADE RECEIVABLES
Trade receivables, net, at December 31, consisted of the following:

	2018	2017
	(thousands of dollars)
Trade receivables	$27,564	$26,079
Less allowance for doubtful accounts	(452)	(300)

Trade receivables, net	$27,112	$25,779
Trade receivables serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets at December 31 are summarized as follows:

	2018	2017
	(thousands of dollars)
Prepaid license	$2,419	$1,919
Spare parts	1,597	954
Other prepaid expenses and assets	648	772
Total	$4,664	$3,645
Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment. Prepaid catalyst has been reclassified into Plant, Pipeline & Equipment to conform to current year reporting.

NOTE 7 – INVENTORIES
Inventories include the following at December 31:

	2018	2017
	(thousands of dollars)
Raw material	$4,742	$3,703
Work in process	173	27
Finished products	11,624	14,720

Total inventory	$16,539	$18,450
Inventory serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).
Inventory included products in transit valued at approximately $4.1 million and $3.7 million at December 31, 2018, and 2017, respectively.
NOTE 8 – PLANT, PIPELINE AND EQUIPMENT
Plant, pipeline and equipment include the following at December 31:

	2018	2017
	(thousands of dollars)
Platinum catalyst	$1,612	$1,612
Catalyst	3,131	779
Land	5,428	5,428
Plant, pipeline and equipment	253,905	186,946
Construction in progress	4,343	50,996
Total plant, pipeline and equipment	268,419	245,761
Less accumulated depreciation	(73,762)	(63,240)
Net plant, pipeline and equipment	$194,657	$182,521
Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 12).
Interest capitalized for construction for 2018, 2017 and 2016 was approximately $731,000, $937,000 and $450,000, respectively.
Labor capitalized for construction for 2018, 2017 and 2016 was approximately $2,307,000, $4,344,000 and $2,889,000, respectively.
Catalyst amortization relating to the platinum catalyst which is included in cost of sales was approximately $59,000, $25,000 and $98,000 for 2018, 2017 and 2016, respectively.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
We performed an impairment analysis on the value of Goodwill at December 31, 2018, and 2017, and determined that no impairment existed.

Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2018
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(4,775)	$12,077
Non-compete agreements	94	(80)	14
Licenses and permits	1,471	(495)	976
Developed technology	6,131	(2,606)	3,525
	24,548	(7,956)	16,592
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,956)	$18,947

	December 31, 2017
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(3,651)	$13,201
Non-compete agreements	94	(61)	33
Licenses and permits	1,471	(390)	1,081
Developed technology	6,131	(1,993)	4,138
	24,548	(6,095)	18,453
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(6,095)	$20,808
Amortization expense for intangible assets included in cost of sales for the years ended December 31, 2018, 2017, and 2016, was approximately $1,861,000, $1,861,000, and $1,880,000 respectively.
Based on identified intangible assets that are subject to amortization as of December 31, 2018, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Customer relationships	$12,077	$1,123	$1,123	$1,123	$1,123	$1,123	$6,462
Non-compete agreements	14	14	—	—	—	—	—
Licenses and permits	976	106	106	101	86	86	491
Developed technology	3,525	613	613	613	613	613	460
Total future amortization expense	$16,592	$1,856	$1,842	$1,837	$1,822	$1,822	$7,413

NOTE 10 - INVESTMENT IN AL MASANE AL KOBRA MINING COMPANY ("AMAK")
We have concluded that we have significant influence over the operating and financial policies of AMAK and, accordingly, should account for our investment in AMAK using the equity method. As of December 31, 2018, and 2017, we had a non-controlling equity interest of approximately $38.7 million and $45.1 million, respectively.
We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2018, and 2017, and for each of the three years ended December 31, 2018. These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR). In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.
The summarized results of operation and financial position for AMAK are as follows:
Results of Operations

	Years Ended December 31,
	2018	2017	2016
	(Thousands of Dollars)
Sales	$70,234	$36,435	$9,921
Cost of sales	(68,084)	(43,304)	(27,132)
Gross loss	2,150	(6,869)	(17,211)
General, administrative and other expenses	8,879	9,903	9,690
Loss from operations	$(6,729)	$(16,772)	$(26,901)
Gain on settlement with former operator	—	—	17,425
Net loss	$(6,729)	$(16,772)	$(9,476)
Depreciation and amortization	33,469	22,419	11,672
Net income before depreciation and amortization	$26,740	$5,648	$2,196
Financial Position

	December 31,
	2018	2017
	(Thousands of Dollars)
Current assets	$44,093	$23,333
Noncurrent assets	212,291	237,875
Total assets	$256,384	$261,208

Current liabilities	$17,160	$24,439
Long term liabilities	77,366	68,837
Shareholders' equity	161,858	167,932
Total liabilities and equity	$256,384	$261,208
The equity in the income or loss of AMAK reflected on the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, is comprised of the following:

	2018	2017	2016
AMAK Net Loss	$(6,729)	$(16,772)	$(9,476)
Zakat tax applicable to Saudi Arabian shareholders only	—	—	320
AMAK Net Loss before Saudi Arabian shareholders' portion of Zakat	$(6,729)	$(16,772)	$(9,156)

Company's share of loss reported by AMAK (33.41% beginning July 10, 2016 and 35.25% prior to July 10, 2016)	$(2,248)	$(5,608)	$(2,826)
Amortization of difference between Company's investment in AMAK
and Company's share of net assets of AMAK	1,347	1,347	1,347
Equity in loss of AMAK	$(901)	$(4,261)	$(1,479)
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
In July 2016 AMAK issued four million shares to provide additional funds for ongoing exploration work and mine start-up activities. Arab Mining Co. ("Armico") purchased 3.75 million shares at SR 20 per share (USD 5.33 per share) and the remaining 250,000 shares are for future use as employee incentives. We did not participate in the offering, thereby reducing our ownership percentage in AMAK to 33.44% from 35.25%. As a result of the equity issuance, our share of the net assets of AMAK increased approximately $3.2 million which we recognized as a gain (with a corresponding increase in our investment) in accordance with ASC 323-10-40-1.
In 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.  This transaction reduced our ownership percentage from 33.44% to 33.41%.

The following table shows AMAK shareholders and percentages owned at December 31, 2018:

Name	Percentage Owned
Various Saudi shareholders	46.73%
Trecora Resources	33.41%
Armico	19.86%
Total	100.00%
As previously announced, AMAK initiated a share repurchase program from its existing shareholders in December 2018. We participated in this share repurchase and received approximately $5.3 million in proceeds from AMAK. We had previously reported, based on information available at the time, that AMAK was repurchasing 10% of its outstanding shares from its existing shareholders on a pro-rata basis. We have since learned that, while a redemption of up to 10% of AMAK's 82 million outstanding shares had been approved by the shareholders, the repurchase program approved by AMAK's board of directors and initiated in December 2018 was with respect to 2.5 million shares. AMAK expects to complete the share repurchase program in 2019, at which point all shares repurchased from AMAK shareholders will be registered as treasury shares. Upon completion of the share repurchase program, the Company does not believe its ownership percentage in AMAK will change from 33.4%.
At December 31, 2018 and 2017, we had a receivable from AMAK of approximately $54,000 and $121,000, respectively, relating to unreimbursed travel and Board expenses which is included in prepaid and other assets.
We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value or recoverability of the investment. We consider recoverable ore reserves and the amount and timing of the cash flows to be generated by the production of those reserves, as well as, recent equity transactions within AMAK. No impairment charges were recorded in 2018, 2017, or 2016.
NOTE 11 - MINERAL PROPERTIES IN THE UNITED STATES
The principal assets of PEVM are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres, and a 300 ton-per-day mill located on the aforementioned properties in the PEVM Mining District in southeast Nevada.  In August 2001 seventy-five unpatented claims were abandoned since they were deemed to have no future value to PEVM.  The properties held by PEVM have not been commercially operated for approximately 35 years.

NOTE 12 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS
ARC Agreement

In October 2014, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the “Guarantors”) entered into an amended and restated credit agreement (as amended to the date hereof, the “ARC Agreement”), which originally provided (i) a revolving credit facility (the “Revolving Facility”) with revolving commitments of $40.0 million and (ii) term loan borrowings consisting of (A) a $70.0 million single advance term loan incurred to partially finance the acquisition of TC (which we refer to as the “Acquisition loan”) and (B) a $25.0 multiple advance term loan facility for which borrowing availability ended on December 31, 2015 (collectively, the “Term Loan Facility” and, together with the Revolving Facility, the “Credit Facilities”).

Only July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to the ARC Agreement (the “Fourth Amendment”) pursuant to which the revolving commitments under the Revolving Facility were increased to $75.0 million. Pursuant to the Fourth Amendment, total borrowings under the Term Loan Facility were increased to $87.5 million under a single combined term loan, which comprised new term loan borrowings together with approximately $60.4 million of previously outstanding term loans under the Term Loan Facility. The $60.4 million of previously outstanding term loans included the remaining outstanding balances on the Acquisition loan and the multiple advance term loan facility described above. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. As of December 31, 2018, we had $18 million in borrowings outstanding under the Revolving Facility and $84.5 million in borrowings outstanding under the Term Loan Facility. In addition, we had approximately $18 million of available borrowings under our Revolving Facility at December 31, 2018. TOCCO’s ability to make additional borrowings under the Revolving Credit Facility at December 31, 2018 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

The maturity date for the ARC Agreement is July 31, 2023. Subject to the lenders acceptance of any increased commitment and other conditions, we have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate.

Borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to LIBOR plus an applicable margin of 1.25% to 2.50% or, at our option, the Base Rate plus an applicable margin of 0.25% to 1.50% , in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio of TOCCO. A commitment fee between 0.20% and 0.375% is also payable quarterly on the unused portion of the Revolving Facility. For 2018, the effective interest rate for the Credit Facilities was 4.19%. Borrowings under the Term Loan Facility are subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided, that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.

Pursuant to the terms of the ARC Agreement, TOCCO must maintain a maximum Consolidated Leverage Ratio of 4.75 to 1.00 for the four fiscal quarters ended December 31, 2018, 4.25 to 1.00 for the four fiscal quarters ended March 31, 2019, 4.00 to 1.00 for the four fiscal quarters ended June 30, 2019 and 3.75 to 1.00 for the four fiscal quarters ended September 30, 2019. For the four fiscal quarters ended December 31, 2019 and each fiscal quarter thereafter, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00.

The ARC Agreement contains, among other things, other customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, transactions with affiliates and the declaration of dividends and other restricted payments. The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the lenders to make loans under the ARC Agreement may be terminated. We were in compliance with all covenants at December 31, 2018.

Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Long-Term Debt
(thousands of dollars)
2019	4,375
2020	4,375
2021	4,375
2022	4,375
2023	85,812
Total	103,312

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the Fourth Amendment and the remaining debt issuance costs of $0.3 million from the previous agreements were expensed and are shown as a loss on the extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2018. Unamortized debt issuance costs of approximately $0.8 million and$0.5 million for the years ended December 31, 2018 and December 31, 2017, have been netted against outstanding loan balances.

Long-term debt and long-term obligations at December 31 are summarized as follows:

	2018	2017
	(thousands of dollars)
Revolving facility	$18,000	$35,000
Term loan facility	85,312	47,250
Acquisition loan	—	17,333
Loan fees	(830)	(501)

Total long-term debt	102,482	99,082

Less current portion including loan fees	4,194	8,061

Total long-term debt, less current portion including loan fees	$98,288	$91,021
NOTE 13 – ACCRUED LIABILITIES
Accrued liabilities at December 31 are summarized as follows:

	2018	2017
	(thousands of dollars)
Accrued state taxes	$210	$272
Accrued payroll	936	1,407
Accrued interest	31	30
Accrued officer compensation	—	500
Accrued restructuring & severance expenses (Note 21)	1,221	—
Accrued foreign taxes	802	—
Other liabilities	2,239	1,752
Total	$5,439	$3,961
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Guarantees
On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan is currently through June 2022. As a condition of the Loan, SIDF required all shareholders of AMAK to execute personal or corporate guarantees; as a result, the Company's guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs. Our current assessment is that the probability of contingent performance is remote based on our analysis of the contingent portion of the guarantee which included but was not limited to the following: (1) the SIDF has historically not called guarantees, (2) the value of the assets exceeds the amount of the loan (3) the other shareholders have indicated that they would prioritize their personal guarantees ahead of the corporate guarantee, and (4) according to Saudi Arabian legal counsel, assets outside of Saudi Arabia are protected from the Saudi Court System. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. Our non-contingent and immediate obligation to stand ready to make payments if the events of default under the guarantee occur was not material to the financial statements. The total amount outstanding to the SIDF at December 31, 2018, and 2017 was 305.0 million and 305.0 million Saudi Riyals (US$81.3 million and $81.3 million), respectively.
Operating Lease Commitments
We have operating leases for the rental of approximately 346 railcars for shipping purposes with expiration dates through 2026. Invoices are received and paid on a monthly basis. The total amount of the commitment is approximately $17.3 million over the next 9 years.

We also have an operating lease for our office space in Sugar Land, Texas. The expiration date for this lease is September 2023. The total amount of the commitment is approximately $587,000. In addition, we are required to make periodic payments for property taxes, utilities and common area operating expenses.
In addition, we have operating leases for other equipment such as forklifts and copiers with varying expiration dates through 2023. These commitments are approximately $207,000.
Future minimum property and equipment lease payments under the non-cancelable operating leases at December 31, 2018, are as follows:

Year Ending December 31,
(thousands of dollars)
2019	$3,670
2020	3,583
2021	3,418
2022	3,107
2023	2,288
Thereafter	2,065
Total	$18,131
Rental expense for these operating leases for the years ended December 31, 2018, 2017, and 2016 was $4.4 million, $4.4 million and $4.2 million, respectively.
Litigation
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

Supplier Agreements
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts as prescribed by our agreements with our suppliers. The shortfall fee expenses were not significant for the years ended December 31, 2018, 2017, and 2016.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $745,000 in 2018, $593,000 in 2017 and $622,000 in 2016.
NOTE 15 - SHARE-BASED COMPENSATION
The Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), were approved by the Company’s shareholders in July 2008. The Stock Option Plans allot for the issuance of up to 1,000,000 shares.

The Trecora Resources Stock and Incentive Plan (the “Plan”) was approved by the Company’s shareholders in June 2012. The Plan allots for the issuance of up to 1,500,000 shares in the form of stock options or restricted stock unit awards.

Share-based compensation of approximately $1.8 million, $2.7 million, and $2.6 million was recognized in 2018, 2017, and 2016, respectively. The Company reclassified approximately $318,000 for 2018 from share-based compensation expense in connection with the restructuring described in Note 21.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during 2018, 2017, or 2016.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2018	1,323,587	$7.82
Granted	—	—
Expired	—	—
Exercised	(377,757)	5.21
Forfeited	(200,000)	3.40
Outstanding at December 31, 2018	745,830	$10.33	4.6	$—
Expected to vest	—	$—	0.0	$—
Exercisable at December 31, 2018	745,830	$10.33	4.6	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2018, options to purchase approximately 0.5 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the years 2018, 2017, and 2016 was $0. During 2018, 2017, and 2016 the aggregate intrinsic value of options and warrants exercised was approximately $2,630,000, $164,000 and $237,000 respectively, determined as of the date of option exercise.

The Company received approximately $912,000, $25,000 and $11,000 in cash from the exercise of options during 2018, 2017 and 2016, respectively. Of the approximately 378,000 stock options and warrants exercised, the Company only issued approximately 268,000 shares due to cashless transactions. The tax benefit realized from the exercise was insignificant.

A summary of the status of the Company's non-vested options that are expected to vest is presented below:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2018	325,000	$6.81
Granted	—	—
Forfeited	(200,000)	3.40
Vested	(125,000)	12.26
Non-vested at December 31, 2018	—	$—
Total fair value of options that vested during 2018 was approximately $1,533,000.
As of December 31, 2018, there was no unrecognized compensation costs related to non-vested share-based compensation.
Post-retirement compensation of approximately $680,000 and $0 during the years ended December 31, 2018 and 2017, respectively, was reversed related to options awarded to Mr. Hatem El Khalidi in July 2009. On May 9, 2010, the Board of

Directors determined that Mr. El Khalidi forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders. The Company was successful in litigating its right to withdraw the options and benefits and as such, these options and benefits were reversed during the second quarter of 2018.
Restricted Stock and Restricted Stock Unit Awards
Generally, restricted stock and restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted generally vest ratably over periods ranging from 2.5 to 5 years. Certain awards also include vesting provisions based on performance metrics. Upon vesting, the restricted stock units are settled by issuing one share of Company common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2018	387,702	$11.39
Granted	226,908	11.45
Forfeited	(103,637)	11.39
Vested	(105,298)	11.99
Outstanding at December 31, 2018	405,675	$11.27
Expected to vest	405,675
As of December 31, 2018, there was approximately $2.5 million of unrecognized compensation costs related to non-vested restricted share-based compensation that is expected to be recognized over a weighted average period of 1.9 years.
NOTE 16 – INCOME TAXES
The provision for income taxes consisted of the following:

	Year ended December 31,
	2018	2017	2016
	(thousands of dollars)
Current federal provision (benefit)	$(74)	$(1,202)	$1,691
Current state provision	31	282	18

Deferred federal provision (benefit)	(974)	(6,320)	8,645
Deferred state provision	210	81	150

Income tax expense (benefit)	$(807)	$(7,159)	$10,504
In connection with the AMAK share repurchase discussed in Note 10, the Company anticipates a Saudi Arabian income tax liability of approximately $802,000. This amount is included in accrued liabilities and will be paid once the transaction is complete. We had no Saudi Arabian income tax expense or liability in 2017 or 2016.

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 21% for the year ended December 31, 2018, and 35% for the years ended December 31 2017 and 2016, is as follows:

	2018	2017	2016
	(thousands of dollars)
Income taxes at U.S. statutory rate	$(822)	$3,885	$10,476
State taxes, net of federal benefit	234	235	285
Net operating loss carryback	—	(961)	—
Research and development credits	(263)	—	—
Permanent and other items	44	(11)	(257)
Deferred tax impact of US tax reform	—	(10,307)	—
Total tax expense (benefit)	$(807)	$(7,159)	$10,504
Permanent differences are primarily due to the Federal manufacturer's deduction, research and development credit, and stock based compensation.
The Company has recognized the provisional tax impacts related to the acceleration of depreciation and included these amounts in its consolidated financial statements for the year ended December 31, 2018. After the analysis, the Company did not identify items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2018.
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
Acceleration of Depreciation - The Company recognized a provisional reduction to net deferred tax assets attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017. The provisional estimate was finalized including consideration of TCJA on long term construction projects.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2018	2017
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(25,169)	$(17,014)
Intangible assets	(1,075)	(778)
Other assets	(40)	(4)
Investment in AMAK	(671)	(1,023)
Total deferred tax liabilities	$(26,955)	$(18,819)

Deferred tax assets:
Accounts receivable	238	198
Inventory	133	156
Mineral interests	226	226
Foreign tax credit	802	—
Net operating loss carryforward	9,073	—
Post-retirement benefits	79	252
Stock-based compensation	954	971
Gross deferred tax assets	11,505	1,803
Valuation allowance	(226)	(226)
Total net deferred tax assets	$11,279	$1,577
Net deferred tax liabilities	$(15,676)	$(17,242)
In connection with the proceeds received from AMAK in connection with its share repurchase program, the Company accrued a deferred tax asset (foreign tax credit) and the corresponding liability for the anticipated Saudi Arabian tax.
We provided a valuation allowance in 2018 and 2017 against certain deferred tax assets because of uncertainties regarding their realization. There was no change in the valuation allowance for 2018 or 2017.
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 on the selection of the December 31, 2014 tax return for audit. The IRS expanded its audit to include the Research and Development ("R&D") Credits for the year ended December 31, 2015. The IRS closed its audit without change in March 2018. We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015. The state of Texas has suspended the audit of the Company's R&D credit. Texas is comprehensively reviewing their audit procedures for consistency. We do not expect any changes related to the Texas audits. Our federal and Texas tax returns remain open for examination for the years 2015 through 2018.
We recognized no adjustment for uncertain tax positions.  As of December 31, 2018, and 2017, no interest or penalties related to uncertain tax positions had been accrued.
NOTE 17 – SEGMENT INFORMATION
We operate in two business segments; specialty petrochemical and specialty waxes. We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer. The accounting policies of the reporting segments are the same as those described in Note 2.
Our specialty petrochemical segment includes SHR and GSPL. Our specialty wax segment includes TC. We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Year Ended December 31, 2018
	Specialty Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$249,679	$38,253	$—	$287,932
Operating profit (loss) before depreciation and amortization	23,021	1,949	(8,275)	16,695
Operating profit (loss)	14,089	(3,427)	(8,327)	2,335
Profit (loss) before taxes	10,705	(4,660)	(9,184)	(3,139)
Depreciation and amortization	8,932	5,376	50	14,358
Capital expenditures	22,431	2,854	—	25,285

	Year Ended December 31, 2018
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$—	$40,745	$—	$—	$40,745
Total assets	284,367	115,366	91,474	(161,239)	329,968

	Year Ended December 31, 2017
	Specialty Petrochemical	Specialty Wax	Corporate	Consolidated
	(in thousands)
Net revenues	$210,381	$34,762	$—	$245,143
Operating profit (loss) before depreciation and amortization	36,511	(35)	(7,413)	29,063
Operating profit (loss)	30,201	(4,624)	(7,475)	18,102
Profit (loss) before taxes	27,852	(5,238)	(11,764)	10,850
Depreciation and amortization	6,310	4,589	62	10,961
Capital expenditures	38	14,015	—	14,053

	Year Ended December 31, 2017
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$—	$42,606	$—	$—	$42,606
Total assets	265,213	117,579	97,880	(153,346)	327,326

NOTE 18 - NET INCOME (LOSS) PER COMMON SHARE

	Year ended December 31,
	2018	2017	2016
	(thousands of dollars)
Net income (loss)	$(2,332)	$18,009	$19,428

Basic earnings (loss) per common share:
Weighted average shares outstanding	24,438	24,294	24,284

Per share amount (dollars)	$(0.10)	$0.74	$0.80
Diluted earnings (loss) per common share:
Weighted average shares outstanding	24,438	25,129	24,982

Per share amount (dollars)	$(0.10)	$0.72	$0.78
Weighted average shares-denominator basic computation	24,438	24,294	24,284
Unvested restricted stock unit grant	—	367	310
Effect of dilutive stock options	—	468	388
Weighted average shares, as adjusted denominator diluted computation	24,438	25,129	24,982
At December 31, 2018, 2017, and 2016, 745,830, 1,323,587 and 1,348,437 potential common stock shares, respectively, were issuable upon the exercise of options and warrants. At December 31, 2018, the Company had 397 unvested restricted stock units and 264 stock options that were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive due to the Company incurring net loss for operations for the year ended December 31, 2018.
In 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2018 (in thousands, except per share data, rounding may apply):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$71,741	$68,106	$73,416	$74,669	$287,932
Gross profit	10,140	8,142	6,842	2,694	27,818
Net income (loss)	2,352	2,215	(1,609)	(5,290)	(2,332)
Basic EPS (1)	$0.10	$0.09	$(0.07)	$(0.22)	$(0.10)
Diluted EPS (1)	$0.09	$0.09	$(0.07)	$(0.22)	$(0.10)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total

Revenues	$55,542	$62,115	$61,508	$65,978	$245,143
Gross profit	10,618	11,107	9,870	9,966	41,561
Net income	1,487	832	1,718	13,972	18,009
Basic EPS (1)	$0.06	$0.03	$0.07	$0.58	$0.74
Diluted EPS (1)	$0.06	$0.03	$0.07	$0.56	$0.72

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2)	As discussed in Note 16 the TCJA changed the federal corporate income tax rates from 35% to 21% resulting in a benefit from deferred taxes of approximately $10.3 million.
NOTE 20 – RELATED PARTY TRANSACTIONS
Consulting fees of approximately $28,000, $27,000 and $33,000 were incurred during 2018, 2017, and 2016, respectively from IHS Global FZ LLC of which Company Director Gary K. Adams held the position of Chief Advisor – Chemicals until April 1, 2017. At December 31, 2018, and 2017, we had no outstanding liability payable to IHS Global FZ LLC.
Consulting fees of approximately $94,000, $74,000 and $73,000 were incurred during 2018, 2017, and 2016, respectively, from Chairman of the Board, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. At December 31, 2018, and 2017, we had no outstanding liability payable to Mr. Carter.

NOTE 21 – RESTRUCTURING AND SEVERENCE EXPENSES
During 2018, the Company incurred restructuring and severance expenses of approximately $2.3 million related to changes in executive management and the completion of projects in our specialty petrochemical segment. These expenses relate to severance, stock compensation for continued vesting of time-vested shares issued under the Company's long-term incentive plans, and certain employee benefits including medical insurance and vacation. As of December 31, 2018, approximately $1.2 million remains unpaid and is included in accrued liabilities.
NOTE 22- POST-RETIREMENT OBLIGATIONS
In January 2008, an amended retirement agreement was entered into with Mr. Hatem El Khalidi; however, on May 9, 2010, the Board of Directors terminated the agreement due to actions of Mr. El Khalidi. See Note 14. All amounts which had not met termination dates remained recorded until a resolution was achieved. The matter was resolved on May 25, 2018 and as of June 30, 2018, post-retirement obligations of approximately $1.0 million for Mr. El Khalidi have been reversed. As of December 31, 2017, approximately $1.0 million remained outstanding and was included in post-retirement benefits.

In July 2015 and June 2018, we entered into retirement agreements with our former CEO, Nicholas Carter, and our former VP of Accounting & Compliance, Connie Cook. Mr. Carter's agreement provides continued welfare benefits for him and his wife for life at the same cost sharing basis as regular employees. Ms. Cook's agreement provides continued welfare benefits for her and her husband until eligible for Medicare. Approximately $377,000 and $249,000 was outstanding at December 31, 2018, and 2017, respectively, and included in post-retirement benefits. For the period ended December 31, 2018, and 2017, approximately $18,000 and $16,000, respectively had been paid.

TRECORA RESOURCES AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2018

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2016	376,037	—	—	376,037
December 31, 2017	376,037	(150,415)	—	225,622
December 31, 2018	225,622	—	—	225,622

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2016	210,000	183,339	(93,339)	300,000
December 31, 2017	300,000	—	—	300,000
December 31, 2018	300,000	152,000	—	452,000

AL MASANE AL KOBRA MINING COMPANY
Financial Statements
with
Report of Independent Registered Public Accounting Firm
December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Najran, Kingdom of Saudi Arabia

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mamdouh Al Majed & Faisal Al-Enzi
Certified Public Accountants

We have served as the Company’s auditor since 2013.

Riyadh, Kingdom of Saudi Arabia
March 6, 2019

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets

	December 31,
	2018	2017
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	31,510,496	32,325,537
Accounts receivable	16,235,035	8,213,816
Inventories	45,871,120	27,226,932
Advances to shareholders (Note 1)	52,562,028	—
Advances to contractors and other	19,168,765	19,731,780

Total current assets	165,347,444	87,498,065

Non-current assets:
Property and equipment, net	634,856,075	693,801,671
Development costs, net	155,281,525	191,528,180
Deferred mine closure costs	5,955,999	6,700,499

Total non-current assets	796,093,599	892,030,350

	961,441,043	979,528,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	28,756,945	22,672,618
Zakat and income tax liability	5,400,000	3,516,673
Due to shareholders	—	453,816
Capital lease obligation, current portion	193,206	—
Long-term debt, current portion	30,000,000	65,000,000

Total current liabilities	64,350,151	91,643,107

Non-current liabilities
Provision for mine closure costs	16,063,136	15,519,938
Capital lease obligation, net of current portion	359,811	—
Long-term debt, net of current portion and
deferred finance costs	266,258,712	229,082,810
End-of-service indemnities	3,649,889	2,518,529
Deferred income taxes	3,792,785	11,017,714

Total non-current liabilities	290,124,333	258,138,991

2

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets - (Continued)

	December 31,
	2018	2017
	(Expressed in Saudi Riyals)
Commitments and contingencies (Note 14)

Shareholders' equity
Share capital	820,000	780,000
Share premium	—	37,546
Accumulated deficit	(213,033)	(187,800)

Total shareholders' equity	606,967	629,746

	961,441	979,528

AL MASANE AL KOBRA MINING COMPANY
Statements of Operations

	December 31,
	2018	2017	2016
	(Expressed in Saudi Riyals)
Revenues	263,377,273	136,629,881	37,202,504

Costs of revenues	255,313,296	162,388,373	101,743,839

Operating income (loss)	8,063,977	(25,758,492)	(64,541,335)

General and
administrative expenses	29,475,998	28,299,733	26,957,555

Loss from operations	(21,412,021)	(54,058,225)	(91,498,890)

Other income (expense)
Gain on forgiveness of liabilities and
spare parts (Note 8)	—	—	65,345,250
Finance charges	(5,969,821)	(6,103,680)	(6,043,410)
Other income	323,575	893,524	260,953

	(5,646,246)	(5,210,156)	59,562,793

Loss before Zakat and income tax	(27,058,267)	(59,268,381)	(31,936,097)

Zakat and income tax benefit (expense)	1,824,929	(3,627,193)	(3,596,244)

Net loss	(25,233,338)	(62,895,574)	(35,532,341)

AL MASANE AL KOBRA MINING COMPANY
Statements of Changes in Shareholders' Equity

	(Expressed in Saudi Riyals)
			Retained
			Earnings
	Share	Share	(Accumulated
	Capital	Premium	Deficit)	Total

Balance at December 31, 2015	740,000,000	—	(89,372,188)	650,627,812

Issuance of share capital and premium	40,000,000	37,546,420	—	77,546,420

Net loss	—	—	(35,532,341)	(35,532,341)

Balance at December 31, 2016	780,000,000	37,546,420	(124,904,529)	692,641,891

Net loss	—	—	(62,895,574)	(62,895,574)

Balance at December 31, 2017	780,000,000	37,546,420	(187,800,103)	629,746,317

Issuance of share premium	—	2,453,580	—	2,453,580

Conversion of share premium to share capital	40,000,000	(40,000,000)	—	—

Net loss	—	—	(25,233,338)	(25,233,338)

Balance at December 31, 2018	820,000,000	—	(213,033,441)	606,966,559

AL MASANE AL KOBRA MINING COMPANY
Statements of Cash Flows

	December 31,
	2018	2017	2016
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net loss	(25,233,338)	(62,895,574)	(35,532,341)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	125,507,864	83,547,586	43,768,238
Accretion of deferred mine closure costs	543,198	524,829	507,081
Amortization of deferred finance costs	2,175,902	1,610,733	2,147,644
Gain on forgiveness of liabilities	—	—	(65,345,250)
Deferred income taxes	(7,224,929)	417,966	1,718,258
Changes in operating assets and liabilities:
Accounts receivable	(8,021,219)	(8,213,816)	28,351,618
Inventories	(18,644,188)	(11,351,752)	15,754,952
Advances to contractors and other	563,016	(3,944,995)	(6,186,357)
Accounts payable and accrued liabilities	6,084,327	9,638,009	3,511,632
Zakat and income tax liability	1,883,327	1,583,048	679,206
Pre-export advance payment	—	—	(9,150,880)
End-of-service indemnities	1,131,360	1,037,893	(264,797)

Net cash provided by (used in) operating activities	78,765,320	11,953,927	(20,040,996)

Cash flows from investing activities:
Additions to property and equipment	(28,945,309)	(31,550,443)	(29,246,001)

AL MASANE AL KOBRA MINING COMPANY
Statements of Cash Flows - (Continued)

	December 31,
	2018	2017	2016
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Issuance of share capital and premium	2,453,580	—	75,092,840
Payments on capital lease obligations	(72,788)	—	—
Payments on long-term debt	—	(5,000,000)	—
Net advances from (to) shareholders	(53,015,844)	403,147	299,231

Net cash provided by (used in) financing activities	(50,635,052)	(4,596,853)	75,392,071

Increase (decrease) in cash and cash equivalents	(815,041)	(24,193,369)	26,105,074

Cash and cash equivalents, beginning of year	32,325,537	56,518,906	30,413,832

Cash and cash equivalents, end of year	31,510,496	32,325,537	56,518,906

Supplemental cash flow information

Cash paid for interest	3,927,778	3,686,000	3,895,766

Cash paid for Zakat and income tax	3,212,813	1,626,179	1,198,780

Supplemental disclosure of non-cash items

Assets acquired through capital lease obligations	625,805	—	—

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

During 2018 the Company increased share premium by SR2,453,580 for shares that were previously issued.

During 2018 the Company increased its authorized share capital by SR40,000,000 to SR820,000,000 and issued 4,000,000 shares of 10 each by transferring from share premium accounts.

During the Company’s Extraordinary General Assembly Meeting in October of 2018, the shareholders approved to repurchase 2,500,000 shares from the shareholders at a price of SR30 each and to register these shares as treasury shares. In December 2018, the Board unanimously approved this proposal and authorized the CEO to proceed with the repurchase. The Company began advancing shareholders their portion of these proceeds in anticipation of completing and finalizing the treasury stock repurchase in 2019. As of December 31, 2018, the Company had advanced SR52,562,028 to shareholders.

Except for Trecora and ARMICO, all other shareholders are Saudi nationals or companies wholly owned by Saudi nationals. Our ownership is as follows:

	Shares	Ownership Percentage
Saudi shareholders	38,349,184	46.8
Trecora (US Company)	27,402,876	33.4
ARMICO (Pan Arab Organization)	16,247,940	19.8

	82,000,000	100.00

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

We resumed operations in the first quarter of 2017 and generated enough ore for two shipments in 2017. In 2018, we resumed our schedule of 4 shipments a year.

Note 2 - Summary of Significant Accounting Policies
The accompanying financial statements have been prepared using U.S. generally accepted accounting principles. The following is a summary of our significant accounting policies:

Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2018, 2017, and 2016, we sold our concentrates and doré pursuant to a sales contract with one customer. No amounts have been written off for the years ended December 31, 2018, 2017, and 2016. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2018 and 2017.

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

Based on our evaluation, we recorded no impairment losses during the years ended December 31, 2018, 2017 and 2016.

End-of-service indemnities
Employee end-of-service benefits are accrued for the benefit of employees under the terms and conditions of Saudi Labor Law and Regulations and their employment contracts. End-of-service indemnities are provided for and accrued in the financial statements based on the respective employees' salaries and length of service.

Pre-export Advances
At times we receive advances on a pre-export basis against a portion of our inventory on hand prior to shipment. These advances bear interest at 2.5% and are repaid from the proceeds from final concentrate sales. We did not have an outstanding advance liability at December 31, 2018 and 2017.

Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the Saudi Riyal was officially pegged to the U.S. Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Any gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2018, 2017, and 2016.

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

Operating lease expense amounted to approximately SR1,619,000, SR1,454,000 and SR442,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We report tax-related interest and penalties as a component of Zakat and income tax expense. We recognized no material adjustment for unrecognized income tax liabilities. Zakat and income tax returns for the years from 2010 to 2017 are currently under review with GAZT.

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

Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally provisionally priced at the time of shipment. The provisional price received at the time of shipment is later adjusted to a final price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month. We record revenues at the time of shipment (when title and risk of loss pass) based on then-current LME prices, and we account for any changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the final price) which is bifurcated and separately accounted for at fair value. See Note 16.

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

Recent accounting pronouncements
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. For nonpublic companies this ASU provides alternative methods of retrospective adoption and is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operation.

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

Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 6, 2019, the date on which the financial statements were available to be issued.

Note 3 – Liquidity and Capital Resources
As shown in the financial statements, we have incurred three consecutive years of net losses however, the Company resumed full operations and had operating income and cash provided from operations during the year ended December 31, 2018. In addition, we expect to update our mineral resources and life of mine in 2019 with the expectation that the life of mine will be extended another two years. We believe that our continued operations and the adjusted repayment terms of our outstanding debt will provide us the necessary liquidity and capital resources.

Note 4 – Inventories
Inventories consisted of the following at:

	December 31,
	2018	2017
Ore concentrates	17,020,657	12,118,132
Stockpile ore	19,134,297	9,417,626
Precious metal dore	2,159,192	—
Explosives	1,134,728	485,668
Chemicals and other	6,422,246	5,205,506

	45,871,120	27,226,932
As discussed in Note 2, we can receive advances on a pre-export basis on our mill stockpiles.

Note 5 – Advances to Contractors and Other
Advances to contractors and other consisted of the following at:

	December 31,
	2018	2017
Advances to contractors	15,127,502	11,992,870
Prepaid expenses	1,196,218	4,385,449
Other miscellaneous advances and receivables	2,845,045	3,353,461

	19,168,765	19,731,780
Note 6 – Property and Equipment
Property and equipment, net consisted of the following at:

	December 31,
	2018	2017
Buildings	191,041,157	191,041,157
Leasehold improvements	1,838,317	1,838,317
Heavy equipment	118,125,568	110,259,122
Motor vehicles	22,467,300	22,783,108
Civil works	15,662,671	15,582,921
Tailings dam	23,042,594	22,684,394
Plant and machinery	324,372,695	315,029,454
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	267,128,896	254,832,012
Construction in progress	5,106,409	5,532,817

	1,067,680,433	1,038,478,128

Less accumulated depreciation, depletion and amortization	(432,824,358)	(344,676,457)

	634,856,075	693,801,671
Property and equipment serve as collateral for the SIDF loan agreement (see Note 10).

Depreciation, depletion and amortization expense related to property and equipment was approximately, SR88,000,000 and SR64,300,000 for years ended December 31, 2018 and 2017. During 2016, the mine was temporarily closed for renovation, therefore, no amortization or depletion was recorded on certain mining assets.

Note 7 – Development Costs
Development costs, net consisted of the following at:

	December 31,
	2018	2017
Cost	289,973,237	289,973,237
Accumulated amortization	(134,691,712)	(98,445,057)

	155,281,525	191,528,180
Development costs are amortized using the unit of production method upon extraction of the ore. Amortization expenses related to development costs was approximately SR36,250,000 and SR 18,200,000 for the year ended December 31, 2018 and 2017, respectively.

Note 8 – Accounts Payable, Accrued Liabilities and Forgiveness of Liabilities
Accounts payable and accrued liabilities consisted of the following at:

	December 31,
	2018	2017
Accounts payable and accrued liabilities	26,925,170	17,858,012
Other	381,763	2,802,493
Accrued salaries and payroll expenses	1,450,012	2,012,113

	28,756,945	22,672,618
On March 31, 2016, the Company entered into finalization and discharge memorandums of understanding (MOU’s) with their former mine operator CGM and subcontractor Nesma where certain contracts were cancelled. These contracts included the EPC Surface Works Contract and Subcontract (CGM/NESMA) dated November 26, 2007, the Underground Mining Contract (CGM) dated June 29, 2010, the 1st Surface Works O&M Contract (CGM) dated July 3, 2011, and the 2nd Surface Works O&M Contract (CGM) dated November 3, 2014 (collectively, the Contracts).

The MOU’s were binding agreements between the Company, CGM and Nesma. All of CGM’s spare parts on site related to the Contracts reverted to and became the property of the Company. CGM received payment of approximately SR4,500,000 and forfeited their rights to the spare parts that had an economic value of approximately SR34,477,500. The spare parts were recorded at SR4,500,000 and were included in property and equipment, net on the balance sheets. Under the MoU’s, CGM and Nesma did not receive any further payments from the Company as full settlement against the deterioration of property, plant and equipment which exceeded normal wear and tear and any other breach of contracts. In recognition of certain financial losses incurred by the Company, CGM and NESMA forfeited the recovery of all remaining amounts due under the Contracts. The total amounts of liabilities recorded on the Company’s books as of March 31, 2016 were approximately SR65,345,000 which were written off to other income on the statement of operations for the year ended December 31, 2016. There were no outstanding or unresolved claims and all parties have fulfilled their obligations in connection with the Contracts.

Note 9 – Zakat and Income Tax
We have submitted our Zakat and income tax return for the year ended December 31, 2017 and have obtained our 2017 Zakat certificate. We are in the process of preparing and submitting our Zakat and income tax return for the year 2018.

The Zakat base for the Saudi shareholders was positive in 2018, 2017 and 2016 and the corresponding Zakat expense and liability has been recorded. There was a taxable profit attributable to our non–Saudi (foreign) shareholders in 2018 and the current income tax expense and liability has also been recorded. There was no taxable profit attributable to our non-Saudi (foreign) shareholders for 2017 and 2016, therefore, no current income tax liability is due in those years.

The components of Zakat and income tax benefit (expense) are as follows:

	Years ended December 31,
	2018	2017	2016
Deferred income tax benefit	12,961,569	8,617,706	6,694,909
Change in valuation allowance	(5,736,640)	(9,035,670)	(8,413,167)
Current Zakat and income tax expense	(5,400,000)	(3,209,229)	(1,877,986)

Zakat and income tax benefit (expense)	1,824,929	(3,627,193)	(3,596,244)
The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2018, 2017, and 2016, relates to changes in the valuation allowance and adjustments to estimates in depreciation.

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Loss carryforward	42,194	42,884
Other	657	469

	42,851	43,352
Deferred tax liabilities:
Property and Equipment	(7,806)	(21,236)

Net deferred tax asset	35,045	22,116
Valuation allowance	(38,837)	(33,134)

Net deferred tax liability	(3,793)	(11,018)
At December 31, 2018 and 2017, we had tax loss carryforwards totaling approximately SR210,970,000 and SR214,418,000. Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2018 and 2017 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.

Note 10 - Long-term Debt
During 2010, the Company entered into a loan agreement with the Saudi Industrial Development Fund (SIDF) for SR330,000,000 to finish the development of the mine and provide working capital. The loan originally matured in 2019, however, the agreement was amended during 2015 to adjust the maturity date to 2022 as well as the repayment schedule. We did not make certain scheduled loan repayments due in 2017 and 2018 and engaged with SIDF to renegotiate the terms of the debt. In July 2018, we amended our agreement with SIDF to adjust the repayment schedule and extend the maturity date to 2024. Under the terms of the agreement with SIDF, we are required to maintain certain financial covenants, among other requirements. The loan agreement is collateralized by all the assets of Company and is guaranteed by the shareholders.

Long-term debts are summarized as follows at:

	December 31,
	2018	2017
SIDF loan agreement	305,000,000	305,000,000
Deferred finance charges	(8,741,288)	(10,917,190)
Total debt	296,258,712	294,082,810

Less current portion	30,000,000	65,000,000

Total long-term debt, less current portion	266,258,712	229,082,810
Deferred finance costs are comprised of SIDF loan origination charges which are capitalized and amortized over the period of the related loan which approximates the interest method. Loan fees of SR8,741,288 and SR10,917,190 net of accumulated amortization are included net with long-term debt at December 31, 2018 and 2017. Amortization of loan fees amounted to approximately SR1,639,000, SR1,611,000, and SR2,148,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The repayment schedule is as follows:

Years Ending December 31,

2019	30,000,000
2020	50,000,000
2021	60,000,000
2022	60,000,000
2023	70,000,000
Thereafter	35,000,000

305,000,000
Note 11 – End-of-Service Indemnities
The change in the end-of-service indemnities provision is as follows:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	2,518,529	1,480,636
Provision for the year	1,347,418	1,375,024
Paid during the year	(216,058)	(337,131)
Balance, end of year	3,649,889	2,518,529
Note 12 – Asset Retirement Obligations
During 2012, we recorded an ARO for deferred mine closure costs of approximately SR12,843,000. These deferred mine closure costs are being amortized over the estimated life of the mine. Amortization expense was approximately SR745,000, SR1,117,000, and SR1,117,000 for the years ended December 31, 2018, 2017, and 2016.

Deferred mine closure costs consisted of the following at:

	December 31,
	2018	2017
Cost	12,842,625	12,842,625
Accumulated amortization	(6,886,626)	(6,142,126)

	5,955,999	6,700,499
A summary of changes in our provision for mine closure costs is as follows:

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	15,519,938	14,995,109	14,488,028
Accretion expense	543,198	524,829	507,081

Balance, end of year	16,063,136	15,519,938	14,995,109
ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.

Note 13 – General and Administrative Expenses
A summary of general and administrative expenses is as follows:

	Years Ended December 31,
	2018	2017	2016
Wages, salaries and related costs	17,036,965	14,837,901	10,195,511
Mine closure and environmental	1,287,698	1,641,580	1,623,831
Office expenses	9,287,218	6,589,090	5,491,679
Travel and accommodation	593,046	2,958,938	1,477,413
Professional fees	1,271,071	2,272,224	8,169,121

	29,475,998	28,299,733	26,957,555
Note 14 - Commitments and Contingencies
Operating lease obligations
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. We also have leases for our corporate offices and three residential villas in Najran through 2025. There is also a mining lease that covers the Guyan area for a period of 20 years. A summary of these commitments are as follows:

Years Ending December 31,

2019	990,000
2020	990,000
2021	990,000
2022	990,000
2023	550,000
Thereafter	1,650,000

6,160,000

Capital lease obligations
We lease certain equipment vehicles under capital lease obligations that are set to expire at various dates through 2021. The future minimum lease payments under the capital lease obligations are as follows for the years ending December 31,:

2019	250,526
2020	250,526
2021	147,558
Total minimum lease payments	648,610
Less deferred financial charges	(95,593)
Total capital lease obligations	553,017
Less: current portion of capital lease obligations	193,206
Total long term portion, net current portion	359,811

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
We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2018 or 2017. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.
Note 16 – Embedded Derivatives
As described in Note 2 under Revenue Recognition, our concentrate sales contracts provide for provisional pricing based on the LME price at the time of shipment as specified in the contract. Sales contracts with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts. Our embedded derivatives at December 31, 2018 and 2017, were not significant to the financial statements.

