Form 10-Q
period 2019-03-31
TRECORA RESOURCES
filed 2019-05-09
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer   X

Non-accelerated filer         Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	TREC	New York Stock Exchange

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at April 30, 2019: 24,686,830.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$6,833	$6,735
Trade receivables, net	25,737	27,112
Inventories	16,922	16,539
Prepaid expenses and other assets	4,535	4,664
Taxes receivable	182	182
Total current assets	54,209	55,232

Plant, pipeline and equipment, net	192,855	194,657

Goodwill	21,798	21,798
Intangible assets, net	18,482	18,947
Investment in AMAK	37,357	38,746
Lease right of use assets, net	16,137	—
Mineral properties in the United States	558	588

TOTAL ASSETS	$341,396	$329,968
LIABILITIES
Current Liabilities
Accounts payable	$11,551	$19,106
Accrued liabilities	5,053	5,439
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,568	—
Current portion of other liabilities	890	752
Total current liabilities	25,256	29,491

Long-term debt, net of current portion	99,240	98,288
Lease liabilities, net of current portion	12,566	—
Other liabilities, net of current portion	1,108	1,352
Deferred income taxes	16,037	15,676
Total liabilities	154,207	144,807

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued 24.7 million and 24.6 million in 2019 and 2018 and outstanding 24.7 million and 24.6 million shares in 2019 and 2018, respectively	2,469	2,463
Additional paid-in capital	58,565	58,294
Common stock in treasury, at cost	(8)	(8)
Retained earnings	125,874	124,123
Total Trecora Resources Stockholders' Equity	186,900	184,872
Noncontrolling Interest	289	289
Total equity	187,189	185,161

TOTAL LIABILITIES AND EQUITY	$341,396	$329,968

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(thousands of dollars, except per share amounts)
REVENUES
Specialty Petrochemical and Product Sales	$61,493	$66,699
Processing Fees	3,662	5,042
	65,155	71,741

OPERATING COSTS AND EXPENSES
Cost of Sales and Processing
(including depreciation and amortization of $4,229 and $2,830, respectively)	55,082	61,601

GROSS PROFIT	10,073	10,140

GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	6,050	6,335
Depreciation	213	196
	6,263	6,531

OPERATING INCOME	3,810	3,609

OTHER INCOME (EXPENSE)
Interest Income	5	7
Interest Expense	(1,499)	(878)
Equity in Earnings (Losses) of AMAK	(59)	230
Miscellaneous Expense	(28)	(26)
	(1,581)	(667)

INCOME BEFORE INCOME TAXES	2,229	2,942

INCOME TAX EXPENSE	478	590

NET INCOME	1,751	2,352

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$1,751	$2,352

Basic Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.07	$0.10

Basic Weighted Average Number of Common Shares Outstanding	24,653	24,343

Diluted Earnings per Common Share
Net Income Attributable to Trecora Resources (dollars)	$0.07	$0.09

Diluted Weighted Average Number of Common Shares Outstanding	25,027	25,231

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	22	—	—	22	—	22
Issued to Employees	—	—	249	—	—	249	—	249
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	61	6	—	—	—	6	—	6
Net Income	—	—	—	—	1,751	1,751	—	1,751

March 31, 2019	24,687	$2,469	$58,565	$(8)	$125,874	$186,900	$289	$187,189

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$1,751	$2,352
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,977	2,561
Amortization of Intangible Assets	465	465
Stock-based Compensation	213	592
Deferred Income Taxes	361	428
Postretirement Obligation	(5)	(3)
Equity in Losses (Earnings) of AMAK	59	(230)
Bad Debt Expense	—	128
Amortization of Loan Fees	45	93
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Trade Receivables	1,375	(1,770)
Decrease (Increase) in Insurance Receivables	—	(742)
Decrease in Taxes Receivable	—	102
(Increase) Decrease in Inventories	(383)	2,759
Increase in Prepaid Expenses and Other Assets	(227)	(803)
Decrease in Accounts Payable and Accrued Liabilities	(6,773)	(3,190)
Decrease in Other Liabilities	(34)	(7)
Net Cash Provided by Operating Activities	824	2,735

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(1,887)	(11,028)
Proceeds from PEVM	30	—
Advances to AMAK, net	—	(44)
Proceeds from AMAK Share Repurchase	440	—
Net Cash Used in Investing Activities	(1,417)	(11,072)

FINANCING ACTIVITIES
Net Cash Paid Related to Stock-Based Compensation	(215)	(40)
Addition to Long-Term Debt	2,000	10,000
Repayment of Long-Term Debt	(1,094)	(2,083)
Net Cash Provided by Financing Activities	691	7,877

NET INCREASE (DECREASE) IN CASH	98	(460)

CASH AT BEGINNING OF PERIOD	6,735	3,028

CASH AT END OF PERIOD	$6,833	$2,568

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,210	$1,124
Cash payments for taxes, net of refunds	$—	$—
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$68	$210
Foreign taxes paid by AMAK	$891	$—
Stock exchange (Note 16)	$—	$130
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

Organization

Trecora Resources (the "Company") was incorporated in the State of Delaware in 1967. Our principal business activities are the manufacturing of various specialty hydrocarbons and specialty waxes and the provision of custom processing services.   Unless the context requires otherwise, references to "we," "us," "our," and the "Company" are intended to mean Trecora Resources and its subsidiaries.

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

(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the specialty petrochemical segment

(5)	TC – Trecora Chemical, Inc. – Specialty wax segment

(6)	AMAK – Al Masane Al Kobra Mining Company – Mining equity investment – 33% ownership

(7)	PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine – 55% ownership

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements and in management's opinion reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. We have made estimates and judgments affecting the amounts reported in this document. The actual results that we experience may differ materially from our estimates. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of results for the year ending December 31, 2019.

We currently operate in two segments, specialty petrochemical products and specialty waxes. All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia. We account for our investment under the equity method of accounting. See Note 16.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, and 2019-01, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP and disclosing key information about leasing arrangements. The new standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective transition approach. The Company has elected (1) the package of practical expedients, which permits it not to r eassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs for any existing leases as of the adoption date, and (2) the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. In addition, the Company elected the practical expedients related to (1) certain classes of underlying asset to not separate non-lease components from lease components and (2) the short-term lease recognition exemption for all leases that qualify. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $17.0 million and lease liabilities for operating leases of approximately $17.0 million on its Consolidated Balance Sheets, with no material impact to retained earnings or Consolidated Statements of Operations. See Note 8 for further information regarding the impact of the adoption of ASC 842 on the Company's consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-4, Intangibles - Goodwill and Other (Topic 350). The amendments in ASU 2017-4 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this ASU on January 1, 2019 and it did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts and applies to all financial assets, including trade receivables. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Trade receivables	$26,189	$27,564
Less allowance for doubtful accounts	(452)	(452)
Trade receivables, net	$25,737	$27,112

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Prepaid license	$1,814	$2,419
Spare parts	1,621	1,597
Other prepaid expenses and assets	1,100	648
Total	$4,535	$4,664

5. INVENTORIES

Inventories included the following:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Raw material	$4,384	$4,742
Work in process	137	173
Finished products	12,401	11,624
Total inventory	$16,922	$16,539

Inventory serves as collateral for our amended and restated credit agreement. See Note 10.

Inventory included specialty petrochemical products in transit valued at approximately $4.1 million and $4.1 million at March 31, 2019, and December 31, 2018, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,612
Catalyst	3,396	3,131
Land	5,428	5,428
Plant, pipeline and equipment	255,567	253,905
Construction in progress	4,473	4,343
Total plant, pipeline and equipment	$270,444	$268,419
Less accumulated depreciation	(77,589)	(73,762)
Net plant, pipeline and equipment	$192,855	$194,657

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $0 and $304,000 for the three months ended March 31, 2019 and 2018, respectively.

Labor capitalized for construction was approximately $0.1 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

Construction in progress during the first three months of 2019 included sales rack and Advanced Reformer unit improvements at SHR and equipment modifications at TC. Construction in progress during the first three months of 2018 included equipment purchased for various equipment updates at the TC facility, new reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $221,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	March 31, 2019
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(5,055)	$11,797
Non-compete agreements	94	(85)	9
Licenses and permits	1,471	(522)	949
Developed technology	6,131	(2,759)	3,372
	24,548	(8,421)	16,127
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(8,421)	$18,482

	December 31, 2018
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(4,775)	$12,077
Non-compete agreements	94	(80)	14
Licenses and permits	1,471	(495)	976
Developed technology	6,131	(2,606)	3,525
	24,548	(7,956)	16,592
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,956)	$18,947

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2019 and 2018, was approximately $465,000 and $465,000, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2019, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	(thousands of dollars)
Customer relationships	$11,797	$843	$1,123	$1,123	1,123	1,123	1,123	$5,339
Non-compete agreements	9	9	—	—	—	—	—	—
Licenses and permits	949	79	106	101	86	86	86	405
Developed technology	3,372	460	613	613	613	613	460	—
Total future amortization expense	$16,127	$1,391	$1,842	$1,837	$1,822	$1,822	$1,669	$5,744

8. LEASES
The Company leases certain rail cars, rail equipment, office space and office equipment. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended March 31, 2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,139
Operating lease cost (a)	Selling, general and administrative	34
Total operating lease cost		$1,173

Finance lease cost:
Amortization of right-of-use assets	Depreciation	$—
Interest on lease liabilities	Interest Expense	—
Total finance lease cost		$—

Total lease cost		$1,173

(a) Short-term lease costs were approximately $40 thousand during the period.

The Company had no variable lease expense, as defined by ASC 842, during the period.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2019
Assets:
Operating	Operating lease assets	$16,137
Finance	Property, plant, and equipment	—
Total leased assets		$16,137

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,568
Finance	Short-term debt and current portion of long-term debt	—
Noncurrent
Operating	Operating lease liabilities	12,566
Finance	Long-term debt	—
Total lease liabilities		$16,134

($ in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,133
Operating cash flows used for finance leases	—
Financing cash flows used for finance leases	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$113
Finance leases	—

As of March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	5.0
Finance leases	0.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of March 31, 2019, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$4,202	$—
2021	3,624	—
2022	3,486	—
2023	3,006	—
2024	1,885	—
Thereafter	1,787	—
Total lease payments	$17,990	$—
Less: Interest	1,856	—
Total lease obligations	$16,134	$—

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective transition approach on January 1, 2019 as noted in Note 1. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

($ in thousands)	Operating Leases
2019	$3,670
2020	3,583
2021	3,418
2022	3,107
2023	2,288
Beyond 2023	2,065

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Accrued state taxes	$189	$210
Accrued property taxes	837	—
Accrued payroll	1,006	936
Accrued interest	32	31
Accrued officer compensation	300	—
Other	2,689	2,239
Total	$5,053	$5,439

10. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of March 31, 2019, we had $20.0 million in borrowings outstanding under the revolving credit facility (the "Revolving Facility") of our amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") and approximately $84.2 million in borrowings outstanding under the term loan facility of the ARC Agreement (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). In addition, we had approximately $25 million of available borrowings under our Revolving Facility at March 31, 2019. TOCCO’s ability to make additional borrowings under the Revolving Facility at March 31, 2019 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

On March 29, 2019, TOCCO, as borrower, and SHR, GSPL and TC, as guarantors, entered into a Sixth Amendment (“Sixth Amendment”) to the ARC Agreement. Pursuant to the Sixth Amendment, certain amendments were made to the terms of the ARC Agreement, including increasing the maximum Consolidated Leverage Ratio that must be maintained by TOCCO to 4.75 to 1.00 for the four fiscal quarters ended March 31, 2019, 4.50 to 1.00 for the four fiscal quarters ended June 30, 2019 and 4.00 to 1.00 for the four fiscal quarters ended September 30, 2019. For the four fiscal quarters ended December 31, 2019 and each fiscal quarter thereafter, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions).

The maturity date for the ARC Agreement is July 31, 2023. As of March 31, 2019, the effective interest rate for the Credit Facilities was 4.80%. The ARC Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of March 31, 2019.

For a summary of additional terms of the Credit Facilities, see Note 12, “Long-Term Debt and Long-Term Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.8 million and $0.8 million for the periods ended March 31, 2019 and December 31, 2018, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	March 31, 2019	December 31, 2018
	(thousands of dollars)
Revolving facility	20,000	18,000
Term loan facility	84,219	85,312
Loan fees	(785)	(830)

Total long-term debt	103,434	102,482

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	99,240	98,288

11. STOCK-BASED COMPENSATION

The Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), were approved by the Company’s stockholders in July 2008. The Stock Option Plans allot for the issuance of up to 1,000,000 shares.

The Trecora Resources Stock and Incentive Plan (the “Plan”) was approved by the Company’s stockholders in June 2012. The Plan allots for the issuance of up to 1,500,000 shares in the form of stock options or restricted stock unit awards.

Share-based compensation of approximately $0.2 million and $0.6 million was recognized during the three months ended March 31, 2019 and 2018, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three months ended March 31, 2019 or 2018.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2019	745,830	10.33
Granted	—	—
Exercised	(85,000)	7.71
Forfeited	(108,830)	8.80
Outstanding at March 31, 2019	552,000	11.04	3.8	$—
Expected to vest	—			$—
Exercisable at March 31, 2019	552,000	11.04	3.8	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At March 31, 2019, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three months ended March 31, 2019 and 2018 was $0. During the three months ended March 31, 2019 and 2018, the aggregate intrinsic value of options and warrants exercised was approximately $141,000 and $616,000 respectively, determined as of the date of option exercise.

The Company received no cash from the exercise of options during the three months ended March 31, 2019 and 2018. Of the 85,000 stock options exercised, the Company only issued approximately 11,000 shares due to cashless transactions. The tax benefit realized from the exercise was insignificant.

The Company has no non-vested options as of March 31, 2019.
Restricted Stock Unit Awards
Generally, restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted generally vest ratably over periods ranging from 2.5 to 5 years. Certain awards also include vesting provisions based on performance metrics. Upon vesting, the restricted stock units are settled by issuing one share of Company common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2019	405,675	11.27
Granted	190,615	9.22
Forfeited	(58,268)	12.15
Vested	(105,456)	12.53
Outstanding at March 31, 2019	432,566	9.94
Expected to vest	432,566

12. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit. In April 2017, the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities. We received notification from the IRS in March 2018 that audit was complete. We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015. We were notified by Texas that the audit has been temporarily suspended as the Comptroller's office reviews its audit process regarding R&D credits. We do not expect any changes related to the Texas audit. Tax returns for various jurisdictions remain open for examination for the years 2014 through 2017. As of March 31, 2019 and December 31, 2018, respectively, we recognized no adjustment for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation and a research and development credit for the three months ended March 31, 2019 and 2018. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

We did not identify items for which the income tax effects of the Tax Cut and Jobs Act ("TCJA") have not been completed, and a reasonable estimate could not be determined as of March 31, 2019 and December 31, 2018. The federal income tax return for 2017 was filed in October 2018, which resulted in net operating tax loss and business credit which were carried back to 2015 and 2016 and the respective funds have been received.

13. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$1,751	24,653	$0.07	$2,352	24,343	$0.10
Unvested restricted stock units		374			403
Dilutive stock options outstanding		—			485
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$1,751	25,027	$0.07	$2,352	25,231	$0.09

At March 31, 2019 and 2018, 610,000 and 1,242,160 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

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

	Three Months Ended March 31, 2019
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$55,490	$6,003	$—	$—	$61,493
Processing fees	1,383	2,279	—	—	3,662
Total revenues	56,873	8,282	—	—	65,155
Operating profit (loss) before depreciation and amortization	11,407	(849)	(2,305)	—	8,253
Operating profit (loss)	8,333	(2,197)	(2,326)	—	3,810
Profit (loss) before taxes	7,135	(2,539)	(2,367)	—	2,229
Depreciation and amortization	3,074	1,348	20	—	4,442
Capital expenditures	1,378	509	—	—	1,887

	Three Months Ended March 31, 2018
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$60,285	$6,383	$—	31	$66,699
Processing fees	2,028	3,212	—	(198)	5,042
Total revenues	62,313	9,595	—	(167)	71,741
Operating profit (loss) before depreciation and amortization	8,393	390	(2,148)	—	6,635
Operating profit (loss)	6,679	(914)	(2,156)	—	3,609
Profit (loss) before taxes	6,054	(1,181)	(1,931)	—	2,942
Depreciation and amortization	1,714	1,304	8	—	3,026
Capital expenditures	10,283	745	—	—	11,028

	March 31, 2019
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$19,938	$3,279	$—	$—	$23,217
Trade receivables, processing fees	684	1,836	—	—	2,520
Goodwill and intangible assets, net	—	40,280	—	—	40,280
Total assets	301,633	113,827	90,141	(164,205)	341,396

	December 31, 2018
	Specialty Petrochemical	Specialty Wax	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$21,915	$3,173	$—	$—	$25.088
Trade receivables, processing fees	633	1,391	—	—	2,024
Goodwill and intangible assets, net	—	40,745	—	—	40,745
Total assets	284,367	115,366	91,474	(161,239)	329,968

15. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of March 31, 2019 and December 31, 2018, approximately $0.4 million and $0.4 million, respectively, remained outstanding and was included in post-retirement obligations.

For additional information, see Note 22, “Post–Retirement Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

16. INVESTMENT IN AMAK

As of March 31, 2019 and December 31, 2018, the Company had a non-controlling equity interest of 33.4% in AMAK of approximately $37.4 million and $38.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at March 31, 2019.

In first quarter 2018, we completed an exchange of shares with certain stockholders whereby such stockholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock. The 65,000 shares were accounted for as treasury stock. This transaction reduced our ownership percentage from 33.44% to 33.41%.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal ("SR"). In June 1986 the SR was officially pegged to the U. S. Dollar ("USD") at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2019	2018
	(thousands of dollars)
Sales	$20,664	$14,087
Cost of sales	18,570	12,506
Gross profit	2,094	1,581
Selling, general, and administrative	2,738	1,523
Operating income (loss)	(644)	58
Other income	428	20
Finance and interest expense	(445)	(397)
Loss before Zakat and income taxes	(661)	(319)
Zakat and income taxes	522	—
Net Loss	$(1,183)	$(319)

Financial Position

	March 31,	December 31,
	2019	2018
	(thousands of dollars)
Current assets	$56,073	$44,093
Noncurrent assets	202,640	212,291
Total assets	$258,713	$256,384

Current liabilities	$18,030	$17,160
Long term liabilities	80,008	77,366
Stockholders' equity	160,675	161,858
	$258,713	$256,384

The equity in the earnings (losses) of AMAK reflected on the consolidated statements of income for the three months ended March 31, 2019, and 2018, is comprised of the following:

	Three Months Ended March 31,
	2019	2018
	(thousands of dollars)
AMAK Net Loss	$(1,183)	$(319)
Percentage of Ownership	33.41%	33.41%

Company's share of loss reported by AMAK	$(395)	$(107)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337
Equity in earnings (losses) of AMAK	$(59)	$230

In connection with the 2018 AMAK share repurchase program, we received net proceeds of approximately $0.4 million during the three months ended March 31, 2019. AMAK expects to complete the share repurchase program in 2019, at which point all shares repurchased from AMAK stockholders will be registered as treasury shares. Upon completion of the share repurchase program, the Company does not believe its ownership percentage in AMAK will change from 33.4%.

For additional information, see Note 10, “Investment in Al Masane Al Kobra Mining Company ("AMAK")” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

At March 31, 2019, and December 31, 2018, we had a receivable from AMAK of approximately $54,000 and $67,000, respectively, relating to unreimbursed travel and Board expenses which are included in prepaid and other assets. We did not advance any cash to AMAK during 2019.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $22,000 and $31,000 were incurred during the three months ended March 31, 2019 and 2018, respectively, from our Director, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. In March 2019, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2019, unless otherwise agreed by the Company and Mr. Carter.

18. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan was originally through June 2019. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of its investment. On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is $8,000,000. The total amount outstanding to the SIDF at March 31, 2019, was 305.0 million Saudi Riyals (US$81.3 million).

Operating Lease Commitments

See Note 8 for discussion on lease commitments.

Litigation

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses for the three months ended March 31, 2019, and 2018, were $0.1 million and $0.1 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $198,000 and $149,000 for the three months ended March 31, 2019, and 2018, respectively.

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

Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to: general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; foreign currency fluctuations; and other risks detailed in this report, in our latest Annual Report on Form 10–K, including but not limited to Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and in our other filings with the SEC.
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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management. Our accounting and financial reporting fairly reflect our business model which is based on the manufacturing and marketing of specialty petrochemical products and waxes and providing customer manufacturing services.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our preferred supplier position into the specialty petrochemicals market is derived from the combination of our reputation as a reliable supplier established over many years, the very high purity of our products, and a focused approach to customer service. In specialty waxes, we are able to deliver to our customers a performance and price point that is unique to our market; while the diversity of our custom processing assets and capabilities offers solutions to our customers not common along the U.S. Gulf Coast.

Enabling our success in these businesses is a commitment to operational excellence which establishes a culture that puts the safety of our employees and communities in which we operate, the integrity of our assets and regulatory compliance as the priority. This commitment drives a change to an emphasis on forward-looking, leading-indicators of our results and proactive steps to continuously improve our performance. We bring the same commitment to excellence to our commercial activities where we focus on the value proposition to our customers while understanding opportunities to maximize our value capture through service and product differentiation, supply chain and operating cost efficiencies and diversified supply options. We believe over time our focus on execution, meeting the needs of our customers and the prudent control of our costs will create value for our shareholders.

Review of First Quarter 2019 Results

We reported first quarter 2019 profit of $1.8 million down from $2.4 million earnings in first quarter 2018. Diluted earnings per share of $0.07 were reported for 2019, down from $0.09 in 2018. Sales volume of our specialty petrochemical products decreased 3.5%, and sales revenue from our specialty petrochemical products decreased 8.0% as compared to first quarter 2018. Prime product specialty petrochemical sales volumes (which exclude by-product sales) were flat compared to first quarter 2018. Specialty wax sales volume declined 17.4% compared to first quarter 2018 and specialty wax sales revenue was down 6.0% compared to first quarter 2018. Consolidated gross profit margin increased to 15.5% of sales in first quarter 2019 from 14.1% in first quarter 2018.

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

EBITDA and Adjusted EBITDA: We define EBITDA as net income plus interest expense including derivative gains and losses, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation, plus restructuring and severance expenses, plus losses on extinguishment of debt, plus or minus equity in AMAK's earnings and losses or gains from equity issuances, and plus or minus gains or losses on acquisitions.

Adjusted Net Income: We define Adjusted Net Income as net income plus or minus tax effected equity in AMAK's earnings and losses, minus tax effected restructuring and severance expenses, and adjustments for tax law changes.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income.

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Net Income	$1,751	$2,352
Interest expense	1,499	878
Depreciation and amortization	4,442	3,026
Income tax expense	478	590
EBITDA	$8,170	$6,846
Share-based compensation	213	592
Equity in earnings (losses) of AMAK	59	(230)
Adjusted EBITDA	$8,442	$7,208

Net Income	$1,751	$2,352
Equity in earnings (losses) of AMAK	$59	$(230)
Taxes at statutory rate	(12)	48
Tax effected equity in earnings (losses)	47	(182)
Adjusted Net Income	$1,798	$2,170

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2019	December 31, 2018	March 31, 2018
Days sales outstanding in accounts receivable	35.6	34.4	34.4
Days sales outstanding in inventory	23.4	21.0	19.7
Days sales outstanding in accounts payable	16.0	24.2	18.7
Days of working capital	43.0	31.1	35.4

Our days sales outstanding in accounts receivable at March 31, 2019 was 35.6 days compared to 34.4 days at December 31, 2018. Our days sales outstanding in inventory increased by approximately 2.4 days from December 31, 2018 mainly due to decrease in sales volume which increased inventory on hand. Our days sales outstanding in accounts payable decreased due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed. Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash increased $0.1 million during the three months ended March 31, 2019, as compared to a decrease of $0.5 million for the three months ended March 31, 2018.

The change in cash is summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$824	$2,735
Investing activities	(1,417)	(11,072)
Financing activities	691	7,877
Decrease in cash	$98	$(460)
Cash	$6,833	$2,568

Operating Activities
Cash provided by operating activities totaled $0.8 million for the first three months of 2019, $1.9 million lower than the corresponding period in 2018. For the first three months of 2019 net income decreased by approximately $0.6 million as compared to the corresponding period in 2018. Major non-cash items affecting 2019 income in the first three months of 2019 included increases in deferred taxes of $0.4 million, depreciation and amortization of $4.4 million and stock-based compensation of $0.2 million. Major non-cash items affecting 2018 income in the first three months of 2018 included increases in deferred taxes of $0.4 million, depreciation of $2.6 million, and equity in earnings of AMAK of approximately $0.2 million.

Factors leading to a decrease in cash provided by operating activities included:

•	Accounts receivable decreased approximately $1.4 million due to a nearly 13% decline in revenues in first quarter 2019 compared with fourth quarter 2018;

•
Accounts payable and accrued liabilities decreased $6.8 million mainly due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed.

Investing Activities

Cash used in investing activities during the first three months of 2019 was approximately $1.4 million, representing a decrease of approximately $9.7 million over the corresponding period of 2018. During the first three months of 2019, the primary use of capital expenditures was for sales rack and Advanced Reformer unit improvements at SHR and equipment modifications at TC. This was offset by $1.3 million of proceeds received from AMAK for the repurchase of shares as discussed in Note 10 on our Annual Report on Form 10-K for the year ending December 31, 2018. Our foreign tax liability resulting from AMAK's share repurchase program was $0.9 million. The cash to pay these taxes was withheld from the proceeds and will be paid directly by AMAK. As such, net cash received from AMAK was $0.4 million. During the first three months of 2018, we continued to purchase equipment for the hydrogenation/distillation unit and the new Advanced Reformer unit along with some tankage and various other facility improvements.

Financing Activities

Cash provided by financing activities during the first three months of 2019 was approximately $0.7 million versus cash provided of $7.9 million during the corresponding period of 2018. We drew $2.0 million on our line of credit for working capital purposes during the first three months of 2019. During 2018, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $2.0 million. We drew $10.0 million on our line of credit in the first three months of 2018 to fund ongoing capital projects.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC Agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Specialty Petrochemical Segment

	2019	2018	Change	% Change
	(thousands of dollars)
Specialty Petrochemical Product Sales	$55,490	$60,285	$(4,795)	(8.0)%
Processing	1,383	2,028	(645)	(31.8)%
Gross Revenue	$56,873	$62,313	$(5,440)	(8.7)%

Volume of Sales (gallons)
Specialty Petrochemical Products	22,468	23,289	(821)	(3.5)%
Prime Product Sales	17,638	17,651	(13)	(0.1)%

Cost of Sales	$45,866	$52,649	$(6,783)	(12.9)%
Gross Margin	19.4%	15.5%		3.8%
Total Operating Expense*	18,280	15,843	2,437	15.4%
Natural Gas Expense*	1,383	1,248	135	10.8%
Operating Labor Costs*	3,703	3,759	(56)	(1.5)%
Transportation Costs*	7,048	7,320	(272)	(3.7)%
General & Administrative Expense	2,475	2,820	(345)	(12.2)%
Depreciation and Amortization**	3,074	1,714	1,360	79.3%
Capital Expenditures	1,378	10,283	(8,905)	(86.6)%
* Included in cost of sales
**Includes $2,905 and $1,548 for 2019 and 2018, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our specialty petrochemical segment decreased during first quarter 2019 from first quarter 2018 by 8.7%, primarily due to a decrease in the average selling price of specialty petrochemical products of 4.6%, decline in specialty petrochemical product sales volume of 3.5% and a 31.8% decrease in processing revenue.

Specialty Petrochemical Product Sales

Specialty petrochemical product sales decreased by 8.0% during first quarter 2019 from first quarter 2018 due mainly to a 4.6% decrease in average selling price and a decline in specialty petrochemical sales volume. Prime product sales volume were flat as compared to first quarter 2018 and declined 5.5% compared to the fourth quarter due to lower sales to the Canadian oil sands. Average selling price decreased as prices for both prime products and by-products declined in concert with lower feedstock cost which were 19% lower than the first quarter of 2018. It should be noted that by-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 25.1% of total specialty petrochemical volume from 24.9% in first quarter 2018.

Processing

Processing revenues decreased 31.8% in first quarter 2019 from first quarter 2018 due to the termination of a customer contract in the fourth quarter 2018.

Cost of Sales

Cost of Sales declined 12.9% during the first quarter 2019 from the first quarter in 2018 primarily due to the decrease in feedstock cost which was partially offset by higher operating expenses. Our average feedstock cost per gallon declined 19% compared to the first quarter of 2018 due to an approximately 18% drop in the benchmark price of Mont Belvieu natural gasoline. Our average feedstock cost per gallon for the first quarter 2019 was down approximately 15% from the fourth quarter of 2018. During the course of the first quarter of 2019, feedstock costs have steadily risen month by month. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products. Additionally, we cost our inventory on FIFO basis thus in a rising feedstock market our margins benefit from the FIFO method of inventory costing.

We use natural gasoline as feedstock which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. The price of natural gasoline normally correlates approximately 90% with the price of crude oil. Our Advanced Reformer unit upgrades the byproduct stream produced as a result of prime product production. This upgrade allows us to sell our byproducts at higher prices than would be possible without the Advanced Reformer unit.

The gross margin percentage for the Specialty Petrochemical Segment increased from 15.5% in the first quarter of 2018 to 19.4% in the first quarter of 2019 driven by lower cost of sales as a result of lower feedstock costs. In the fourth quarter of 2018 our gross margin percentage was 3.9%.

Total Operating Expense

Total Operating Expense increased 15.4% during the first quarter 2019 from 2018. The key drivers for the increase was higher depreciation and amortization related to the Advanced Reformer unit which was not operational in the first quarter 2018 and higher natural gas costs. Certain costs, including labor costs associated with the construction of the Advanced Reformer unit, were capitalized in the first quarter 2018. In the first quarter 2019, labor costs were down approximately 20% relative to fourth quarter 2018 in part due to the cost reduction program implemented at SHR in December 2018.

Capital Expenditures

Capital Expenditures in the first quarter 2019 were approximately $1.4 million compared to $10.3 million in the first quarter 2018. This was primarily due to the completion of the Advanced Reformer unit project.

Specialty Wax Segment

	2019	2018	Change	% Change
	(thousands of dollars)
Product Sales	$6,003	$6,383	$(380)	(6.0)%
Processing	2,279	3,212	(933)	(29.0)%
Gross Revenue	$8,282	$9,595	$(1,313)	(13.7)%

Volume of specialty wax sales (thousand pounds)	7,882	9,541	(1,659)	(17.4)%

Cost of Sales	$9,216	$9,119	$97	1.1%
Gross Margin	(11.3)%	5.0%		(16.2)%
General & Administrative Expense	1,269	1,368	(99)	(7.2)%
Depreciation and Amortization*	1,348	1,304	44	3.4%
Capital Expenditures	$509	$745	$(236)	(31.7)%
*Includes $1,324 and $1,282 for 2019 and 2018, respectively, which is included in cost of sales

Product Sales

Product sales revenue decreased 6.0% during first quarter 2019 from first quarter 2018 as specialty wax sales volume declined 17.4%. Planned maintenance turnaround at our Pasadena facility along with outages at our wax feed suppliers constrained specialty wax production and thereby sales. Our average specialty wax selling price increased 14% from first quarter 2018 reflecting our marketing strategy to enhance pricing and improve sales mix. Customer demand continues to be strong for our higher value specialty waxes including our products for the Hot Melt Adhesives ("HMA") and PVC Lubricant markets. These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues declined nearly a million dollars or 29.0% during first quarter 2019 from first quarter 2018. The decrease among other factors is due to minimal revenues from hydrogenation/distillation unit as we work to improve the unit's reliability.

Cost of Sales

Cost of Sales increased 1.1% during first quarter 2019 from first quarter 2018. Operating expenses including costs for labor, maintenance, and utilities were relatively flat from first quarter 2018.

Depreciation

Depreciation increased 3.4% during first quarter 2019 from 2018.

Capital Expenditures

Capital Expenditures were approximately $0.5 million in the first quarter 2019.

Corporate Segment

	2019	2018	Change	% Change
	(in thousands)
General & Administrative Expense	$2,305	$2,147	$158	7.4%
Equity in earnings (losses) of AMAK	(59)	230	(289)	125.7%

General and Administrative Expenses

General corporate expenses increased during first quarter 2019 from first quarter 2018. The increase is primarily attributable to higher legal and investor relations expenses.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK decreased during first quarter 2019 from first quarter 2018. The equity in earnings (losses) were impacted by increased selling, general and administrative expenses.

AMAK Summarized Income Statement

	Three Months Ended March 31,
	2019	2018
	(thousands of dollars)
Sales	$20,664	$14,087
Cost of sales	18,570	12,506
Gross profit (loss)	2,094	1,581
Selling, general, and administrative	2,738	1,523
Operating income (loss)	(644)	58
Other income	428	20
Finance and interest expense	(445)	(397)
Loss before Zakat and income taxes	(661)	(319)
Zakat and income taxes	522	—
Net Loss	$(1,183)	$(319)

Finance and interest expense	445	397
Depreciation and amortization	7,325	7,701
Zakat and income taxes	522	—
EBITDA	$7,109	$7,779

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 14,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in first quarter 2019 as compared to 10,000 dmt of copper and zinc concentrate in first quarter 2018. First quarter EBITDA shows a decline of approximately $0.7 million compared to first quarter 2018 due to increased selling, general and administrative expenses.

Contractual Obligations

Our contractual obligations are summarized in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 10 for changes to our debt maturity schedule. There have been no other material changes to the contractual obligation amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. For the three months ended March 31, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 1 – General and Note 8 – Leases in the accompanying condensed consolidated financial statements.

Recent and New Accounting Standards

See Note 1 and 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the Company's exposure to market risk from the disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b)
Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with certain amendments to his Employment Contract, Peter M. Loggenberg, our Chief Sustainability Officer, was granted 4,400 restricted shares of our common stock on February 21, 2019.  The restricted shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and vest in equal increments over a three year period.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith and exhibits marked with a double asterisk (**) are furnished herewith. Exhibits marked with a plus sign (+) are compensatory plans.

Exhibit Number	Description
10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2019, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. (incorporated by reference to Exhibit 10.1 from Trecora Resources' Current Report on Form 8-K, filed April 2, 2019)

10.2*+	Letter Agreement, dated as of February 21, 2019, between Trecora Resources and Peter Loggenberg, Ph.D.
10.3*+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement
10.4*	Amended and Restated Consulting Agreement, dated as of March 12, 2019, between Trecora Resources and Nicholas N. Carter
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: May 09, 2019	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

