Form 10-Q
period 2019-06-30
TRECORA RESOURCES
filed 2019-08-08
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

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

N/A
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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at July 31, 2019: 24,714,980.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$4,325	$6,735
Trade receivables, net	30,518	27,112
Inventories	15,295	16,539
Prepaid expenses and other assets	3,951	4,664
Taxes receivable	182	182
Total current assets	54,271	55,232

Plant, pipeline and equipment, net	191,528	194,657

Goodwill	21,798	21,798
Intangible assets, net	18,016	18,947
Investment in AMAK	37,265	38,746
Lease right of use assets, net	15,197	—
Mineral properties in the United States	558	588

TOTAL ASSETS	$338,633	$329,968
LIABILITIES
Current Liabilities
Accounts payable	$11,159	$19,106
Accrued liabilities	5,415	5,439
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,412	—
Current portion of other liabilities	850	752
Total current liabilities	25,030	29,491

Long-term debt, net of current portion	94,191	98,288
Lease liabilities, net of current portion	11,785	—
Other liabilities, net of current portion	1,047	1,352
Deferred income taxes	16,623	15,676
Total liabilities	148,676	144,807

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued 24.7 million and 24.6 million in 2019 and 2018 and outstanding 24.7 million and 24.6 million shares in 2019 and 2018, respectively	2,472	2,463
Additional paid-in capital	58,920	58,294
Common stock in treasury, at cost	(2)	(8)
Retained earnings	128,278	124,123
Total Trecora Resources Stockholders' Equity	189,668	184,872
Noncontrolling Interest	289	289
Total equity	189,957	185,161

TOTAL LIABILITIES AND EQUITY	$338,633	$329,968

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$65,329	$63,569	$126,822	$130,268
Processing fees	4,042	4,537	7,704	9,579
	69,371	68,106	134,526	139,847

OPERATING COSTS AND EXPENSES
Cost of sales and processing
(including depreciation and amortization of $4,128, $2,837, $8,357 and $5,667, respectively)	58,806	59,964	113,888	121,565

GROSS PROFIT	10,565	8,142	20,638	18,282

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	6,081	4,554	12,131	10,889
Depreciation	208	191	421	387
	6,289	4,745	12,552	11,276

OPERATING INCOME	4,276	3,397	8,086	7,006

OTHER INCOME (EXPENSE)
Interest income	—	14	5	21
Interest expense	(1,401)	(815)	(2,900)	(1,693)
Equity in (losses) earnings of AMAK	(91)	228	(150)	458
Miscellaneous income (expense), net	284	(13)	256	(39)
	(1,208)	(586)	(2,789)	(1,253)

INCOME BEFORE INCOME TAXES	3,068	2,811	5,297	5,753

INCOME TAX EXPENSE	664	596	1,142	1,186

NET INCOME	2,404	2,215	4,155	4,567

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	—

NET INCOME ATTRIBUTABLE TO TRECORA RESOURCES	$2,404	$2,215	$4,155	$4,567

Basic Earnings per Common Share
Net income attributable to Trecora Resources (dollars)	$0.10	$0.09	$0.17	$0.19

Basic weighted average number of common shares outstanding	24,696	24,370	24,675	24,354

Diluted Earnings per Common Share
Net income attributable to Trecora Resources (dollars)	$0.10	$0.09	$0.17	$0.18

Diluted weighted average number of common shares outstanding	25,091	25,014	25,089	25,119

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
March 31, 2019	24,687	$2,469	$58,565	$(8)	$125,874	$186,900	$289	$187,189

Restricted Stock Units
Issued to Directors	—	—	146	—	—	146	—	146
Issued to Employees	—	—	209	—	—	209	—	209
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	18	2	—	—	—	2	—	2
Net Income	—	—	—	—	2,404	2,404	—	2,404

June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

March 31, 2018	24,311	$2,451	$56,422	$(184)	$128,807	$187,496	$289	$187,785

Stock Options
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Cancellation of Issuance to Former Director	—	—	(680)	—	—	(680)	—	(680)
Restricted Stock Units
Issued to Directors	—	—	82	—	—	82	—	82
Issued to Employees	—	—	385	—	—	385	—	385
Common Stock
Issued to Directors	—	—	(15)	13	—	(2)	—	(2)
Issued to Employees	—	—	171	110	—	281	—	281
Stock Exchange	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	2,215	2,215	—	2,215

June 30, 2018	24,311	$2,451	$56,365	$(61)	$131,022	$189,777	$289	$190,066

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	168	—	—	168	—	168
Issued to Employees	—	—	458	—	—	458	—	458
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	79	8	—	—	—	8	—	8
Net Income	—	—	—	—	4,155	4,155	—	4,155

June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

January 1, 2018	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock Options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellation of Issuance to Former Director	—	—	(680)	—	—	(680)	—	(680)
Restricted Stock Units						—		—
Issued to Directors	—	—	175	—	—	175	—	175
Issued to Employees	—	—	734	—	—	734	—	734
Common Stock
Issued to Directors	—	—	(78)	37	—	(41)	—	(41)
Issued to Employees	—	—	132	154	—	286	—	286
Stock Exchange	—	—	(65)	(65)	—	(130)	—	(130)
Warrants	—	—	(9)	9	—	—	—	—
Net Income	—	—	—	—	4,567	4,567	—	4,567

June 30, 2018	24,311	$2,451	$56,365	$(61)	$131,022	$189,777	$289	$190,066

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$4,155	$4,567
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,880	4,941
Amortization of Intangible Assets	931	931
Stock-based Compensation	558	372
Deferred Income Taxes	947	1,073
Postretirement Obligation	(18)	(809)
Equity in Losses (Earnings) of AMAK	150	(458)
Bad Debt Expense	—	128
Amortization of Loan Fees	91	161
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(3,393)	(817)
Increase in Insurance Receivables	—	(493)
Decrease in Taxes Receivable	—	4,293
Decrease in Inventories	1,244	1,448
Decrease (Increase) in Prepaid Expenses and Other Assets	16	(901)
Decrease in Accounts Payable and Accrued Liabilities	(6,767)	(4,742)
Decrease in Other Liabilities	54	104
Net Cash Provided by Operating Activities	5,848	9,798

INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(4,286)	(15,434)
Proceeds from PEVM	30	—
Advances to AMAK, net	(26)	(83)
Proceeds from AMAK Share Repurchase	440	—
Net Cash Used in Investing Activities	(3,842)	(15,517)

FINANCING ACTIVITIES
Net Cash (Paid) Received Related to Stock-Based Compensation	(228)	245
Additions to Long-Term Debt	2,000	16,000
Repayments of Long-Term Debt	(6,188)	(10,167)
Net Cash (Used in) Provided by Financing Activities	(4,416)	6,078

NET (DECREASE) INCREASE IN CASH	(2,410)	359

CASH AT BEGINNING OF PERIOD	6,735	3,028

CASH AT END OF PERIOD	$4,325	$3,387

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,355	$2,394
Cash payments for taxes, net of refunds	$80	$92
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$244	$210
Foreign taxes paid by AMAK	$891	$—
Stock exchange (Note 16)	$—	$130
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

This document includes the following abbreviations:

(1)	TREC – Trecora Resources

(2)	TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC

(3)	SHR – South Hampton Resources, Inc. – Specialty Petrochemicals segment and parent of GSPL

(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the Specialty Petrochemicals segment

(5)	TC – Trecora Chemical, Inc. – Specialty Waxes segment

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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019.

We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia. We account for our investment under the equity method of accounting. See Note 16.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, and 2019-01, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP and disclosing key information about leasing arrangements. The new standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective transition approach. The Company has elected (1) the package of practical expedients, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs for any existing leases as of the adoption date, and (2) the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. In addition, the Company elected the practical expedients related to (1) certain classes of underlying asset to not separate non-lease components from lease components and (2) the short-term lease recognition exemption for all leases that qualify. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $17.0 million and lease liabilities for operating leases of approximately $17.0 million on its Consolidated Balance Sheets, with no material impact to retained earnings or Consolidated Statements of Operations. See Note 8 for further information regarding the impact of the adoption of ASC 842 on the Company's consolidated financial statements.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Trade receivables	$30,958	$27,564
Less allowance for doubtful accounts	(440)	(452)
Trade receivables, net	$30,518	$27,112

Trade receivables serves as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Prepaid license	$1,612	$2,419
Spare parts	1,667	1,597
Other prepaid expenses and assets	672	648
Total prepaid expenses and other assets	$3,951	$4,664

5. INVENTORIES

Inventories included the following:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Raw material	$3,963	$4,742
Work in process	244	173
Finished products	11,088	11,624
Total inventory	$15,295	$16,539

Inventory serves as collateral for our amended and restated credit agreement. See Note 10.

Inventory included Specialty Petrochemicals products in transit valued at approximately $3.2 million and $4.1 million at June 30, 2019, and December 31, 2018, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,612
Catalyst	3,974	3,131
Land	5,428	5,428
Plant, pipeline and equipment	257,986	253,905
Construction in progress	3,888	4,343
Total plant, pipeline and equipment	$272,856	$268,419
Less accumulated depreciation	(81,328)	(73,762)
Net plant, pipeline and equipment	$191,528	$194,657

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Interest capitalized for construction was approximately $0.0 million and $0.4 million for the three months and $0.0 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Labor capitalized for construction was approximately $0.0 million and $0.9 million for the three months and $0.1 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.

Construction in progress during the first six months of 2019 included sales rack and Advanced Reformer unit improvements at SHR and equipment modifications at TC. Construction in progress during the first six months of 2018 included equipment purchased for various equipment updates at the TC facility, the Advanced Reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and $0.0 million for the three months and $0.5 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	June 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(5,336)	$11,516
Non-compete agreements	94	(90)	4
Licenses and permits	1,471	(549)	922
Developed technology	6,131	(2,912)	3,219
	24,548	(8,887)	15,661
Intangible assets not subject to amortization (Indefinite-lived)
Emissions allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(8,887)	$18,016

	December 31, 2018
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(4,775)	$12,077
Non-compete agreements	94	(80)	14
Licenses and permits	1,471	(495)	976
Developed technology	6,131	(2,606)	3,525
	24,548	(7,956)	16,592
Intangible assets not subject to amortization (Indefinite-lived)
Emissions allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,956)	$18,947

Amortization expense for intangible assets included in cost of sales for the three months ended June 30, 2019 and 2018, was approximately $0.5 million and $0.5 million, and for the six months ended June 30, 2019 and 2018, was approximately $0.9 million and $0.9 million, respectively.

Based on identified intangible assets that are subject to amortization as of June 30, 2019, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	(thousands of dollars)
Customer relationships	$11,516	$562	$1,123	$1,123	1,123	1,123	1,123	$5,339
Non-compete agreements	4	4	—	—	—	—	—	—
Licenses and permits	922	53	106	101	86	86	86	404
Developed technology	3,219	307	613	613	613	613	460	—
Total future amortization expense	$15,661	$926	$1,842	$1,837	$1,822	$1,822	$1,669	$5,743

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
The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,152	$2,291
Operating lease cost (a)	Selling, general and administrative	38	72
Total operating lease cost		$1,190	$2,363

Finance lease cost:
Amortization of right-of-use assets	Depreciation	$—	—
Interest on lease liabilities	Interest Expense	—	—
Total finance lease cost		$—	$—

Total lease cost		$1,190	$2,363

(a) Short-term lease costs were approximately $64 thousand during the period.

The Company had no variable lease expense, as defined by ASC 842, during the period.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2019
Assets:
Operating	Operating lease assets	$15,197
Finance	Property, plant, and equipment	—
Total leased assets		$15,197

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,412
Finance	Short-term debt and current portion of long-term debt	—
Noncurrent
Operating	Operating lease liabilities	11,785
Finance	Long-term debt	—
Total lease liabilities		$15,197

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,127	$2,260
Operating cash flows used for finance leases	—	—
Financing cash flows used for finance leases	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$138
Finance leases	—	—

June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	0.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of June 30, 2019, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$4,010	$—
2021	3,576	—
2022	3,480	—
2023	2,806	—
2024	1,460	—
Thereafter	1,549	—
Total lease payments	$16,881	$—
Less: Interest	1,684	—
Total lease obligations	$15,197	$—

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective transition approach on January 1, 2019 as noted in Note 1. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

($ in thousands)	Operating Leases
2019	$3,670
2020	3,583
2021	3,418
2022	3,107
2023	2,288
Beyond 2023	2,065

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Accrued state taxes	262	210
Accrued property taxes	1,720	—
Accrued payroll	981	936
Accrued interest	32	31
Accrued officer compensation	650	—
Accrued restructuring & severance	37	1,221
Accrued foreign taxes	—	802
Other	1,733	2,239
Total	$5,415	$5,439

10. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of June 30, 2019, we had $16.0 million in borrowings outstanding under the revolving credit facility (the "Revolving Facility") of our amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") and approximately $83.1 million in borrowings outstanding under the term loan facility of the ARC Agreement (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). In addition, we had approximately $42 million of available borrowings under our Revolving Facility at June 30, 2019. TOCCO’s ability to make additional borrowings under the Revolving Facility at June 30, 2019 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

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

The maturity date for the ARC Agreement is July 31, 2023. As of June 30, 2019, the effective interest rate for the Credit Facilities was 4.87%. The ARC Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of June 30, 2019.

For a summary of additional terms of the Credit Facilities, see Note 12, “Long-Term Debt and Long-Term Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.7 million and $0.8 million for the periods ended June 30, 2019 and December 31, 2018, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	June 30, 2019	December 31, 2018
	(thousands of dollars)
Revolving Facility	16,000	18,000
Term Loan Facility	83,125	85,312
Loan fees	(740)	(830)
Total long-term debt	98,385	102,482

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	94,191	98,288

Subsequent to June 30, 2019, we made an optional principal payment of $4.0 million against the Revolving Facility, reducing the outstanding amount from $16.0 million to $12.0 million.

11. STOCK-BASED COMPENSATION

The Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), were approved by the Company’s stockholders in July 2008. The Stock Option Plans allot for the issuance of up to 1,000,000 shares.

The Trecora Resources Stock and Incentive Plan (the “Plan”) was approved by the Company’s stockholders in June 2012. As amended, the Plan allots for the issuance of up to 2.5 million shares in the form of stock options or restricted stock unit awards.

Share-based compensation of approximately $0.3 million and $(0.2) million was recognized during the three months and $0.6 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or six months ended June 30, 2019 or 2018.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2019	745,830	10.33
Granted	—	—
Exercised	(85,000)	7.71
Forfeited	(108,830)	8.80
Outstanding at June 30, 2019	552,000	11.04	3.8	$—
Expected to vest	—			$—
Exercisable at June 30, 2019	552,000	11.04	3.8	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At June 30, 2019, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three months ended June 30, 2019 and 2018, respectively, was $0. During the six months ended June 30, 2019 and 2018, the aggregate intrinsic value of options and warrants exercised was approximately $0.1 million and $0.6 million respectively, determined as of the date of option exercise.

The Company received no cash from the exercise of options during the six months ended June 30, 2019 and 2018. Of the 85,000 stock options exercised, the Company only issued approximately 11,000 shares due to cashless transactions. The tax benefit realized from the exercise was insignificant.

The Company has no non-vested options as of June 30, 2019.
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

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2019	405,675	11.27
Granted	190,615	9.22
Forfeited	(64,463)	12.13
Vested	(136,568)	11.86
Outstanding at June 30, 2019	395,259	9.77
Expected to vest	395,259

12. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit. In April 2017, the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities. We received notification from the IRS in March 2018 that the audit was complete. We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015. We were notified by Texas that the audit has been temporarily suspended as the Comptroller's office reviews its audit process regarding R&D credits. We do not expect any changes related to the Texas audit. Tax returns for various jurisdictions remain open for examination for the years 2014 through 2018. As of June 30, 2019 and December 31, 2018, respectively, we recognized no adjustment for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation and a research and development credit for the three and six months ended June 30, 2019 and 2018. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

13. NET INCOME PER COMMON SHARE ATTRIBUTABLE TO TRECORA RESOURCES

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted net income per share attributable to Trecora Resources for the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$2,404	24,696	$0.10	$2,215	24,370	$0.09
Unvested restricted stock units		395			349
Dilutive stock options outstanding		—			295
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$2,404	25,091	$0.10	$2,215	25,014	$0.09

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Net Income per Share:
Net Income Attributable to Trecora Resources	$4,155	24,675	$0.17	$4,567	24,354	$0.19
Unvested restricted stock units		414			376
Dilutive stock options outstanding		—			389
Diluted Net Income per Share:
Net Income Attributable to Trecora Resources	$4,155	25,089	$0.17	$4,567	25,119	$0.18

At June 30, 2019 and 2018, 552,000 and 924,860 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

14. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer. Segment data may include rounding differences.

Our Specialty Petrochemicals segment includes SHR and GSPL. Our Specialty Waxes segment is TC. We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$58,584	$6,745	$—	$—	$65,329
Processing fees	1,527	2,515	—	—	4,042
Total revenues	60,111	9,260	—	—	69,371
Operating profit (loss) before depreciation and amortization	10,028	766	(2,182)	—	8,612
Operating profit (loss)	7,104	(633)	(2,195)	—	4,276
Profit (loss) before taxes	6,375	(1,013)	(2,294)	—	3,068
Depreciation and amortization	2,925	1,399	12	—	4,336
Capital expenditures	1,461	426	—	—	1,887

	Three Months Ended June 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$56,135	$7,434	$—	—	$63,569
Processing fees	1,685	2,852	—	—	4,537
Total revenues	57,820	10,286	—	—	68,106
Operating profit (loss) before depreciation and amortization	6,095	1,164	(834)	—	6,425
Operating profit (loss)	4,440	(201)	(842)	—	3,397
Profit (loss) before taxes	3,859	(506)	(542)	—	2,811
Depreciation and amortization	1,655	1,365	8	—	3,028
Capital expenditures	3,529	877	—	—	4,406

	Six Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$114,074	$12,748	$—	$—	$126,822
Processing fees	2,910	4,794	—	—	7,704
Total revenues	116,984	17,542	—	—	134,526
Operating profit (loss) before depreciation and amortization	21,435	(83)	(4,487)	—	16,865
Operating profit (loss)	15,437	(2,830)	(4,521)	—	8,086
Profit (loss) before taxes	13,510	(3,552)	(4,661)	—	5,297
Depreciation and amortization	5,999	2,747	32	—	8,778
Capital expenditures	2,839	935	—	—	3,774

	Six Months Ended June 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$116,420	$13,817	$—	31	$130,268
Processing fees	3,713	6,064	—	(198)	9,579
Total revenues	120,133	19,881	—	(167)	139,847
Operating profit (loss) before depreciation and amortization	14,488	1,554	(2,982)	—	13,060
Operating profit (loss)	11,119	(1,115)	(2,998)	—	7,006
Profit (loss) before taxes	9,913	(1,687)	(2,473)	—	5,753
Depreciation and amortization	3,369	2,669	16	—	6,054
Capital expenditures	13,812	1,622	—	—	15,434

	June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$23,465	$4,097	$—	$—	$27,562
Trade receivables, processing fees	1,042	1,914	—	—	2,956
Goodwill and intangible assets, net	—	39,814	—	—	39,814
Total assets	299,103	114,409	91,247	(166,126)	338,633

	December 31, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$21,915	$3,173	$—	$—	$25,088
Trade receivables, processing fees	633	1,391	—	—	2,024
Goodwill and intangible assets, net	—	40,745	—	—	40,745
Total assets	284,367	115,366	91,474	(161,239)	329,968

15. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of June 30, 2019 and December 31, 2018, approximately $0.4 million and $0.4 million, respectively, remained outstanding and was included in post-retirement obligations.

For additional information, see Note 22, “Post–Retirement Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

16. INVESTMENT IN AMAK

As of June 30, 2019 and December 31, 2018, the Company had a non-controlling equity interest of 33.3% and 33.4% in AMAK of approximately $37.3 million and $38.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at June 30, 2019.

In the second quarter of 2019, certain shareholders of AMAK transferred a portion of their shares to the CEO of AMAK as a one-time retention and performance bonus. The Company transferred 100,000 shares and the transaction reduced our ownership percentage from 33.4% to 33.3%.

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

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(thousands of dollars)		(thousands of dollars)
Sales	$20,566	$19,494	$41,230	$33,581
Cost of sales	18,162	16,555	36,732	29,061
Gross profit	2,404	2,939	4,498	4,520
Selling, general, and administrative	2,807	2,892	5,545	4,415
Operating (loss) income	(403)	47	(1,047)	105
Other (expense) income	(75)	15	353	34
Finance and interest expense	(448)	(388)	(893)	(785)
Loss before Zakat and income taxes	(926)	(326)	(1,587)	(646)
Zakat and income taxes	366	—	888	—
Net Loss	$(1,292)	$(326)	$(2,475)	$(646)

Financial Position

	June 30,	December 31,
	2019	2018
	(thousands of dollars)
Current assets	$35,658	$44,093
Noncurrent assets	197,093	212,291
Total assets	$232,751	$256,384

Current liabilities	$19,201	$17,160
Long term liabilities	74,111	77,366
Stockholders' equity	139,439	161,858
	$232,751	$256,384

The equity in the (losses) earnings of AMAK reflected on the consolidated statements of income for the three and six months ended June 30, 2019, and 2018, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(thousands of dollars)		(thousands of dollars)
AMAK Net Loss	$(1,292)	$(326)	$(2,475)	$(646)
Percentage of Ownership	33.29%	33.41%	33.29%	33.41%

Company's share of loss reported by AMAK	$(429)	$(109)	$(824)	$(216)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	674	674
Equity in (losses) earnings of AMAK	$(91)	$228	$(150)	$458

In connection with the 2018 AMAK share repurchase program, we received net proceeds of approximately $0.4 million during the three months ended March 31, 2019. AMAK completed the share repurchase program in 2019, at which point all shares repurchased from AMAK stockholders were registered as treasury shares. Upon completion of the share repurchase program, the Company's ownership percentage in AMAK did not change from 33.4%.

For additional information, see Note 10, “Investment in Al Masane Al Kobra Mining Company ("AMAK")” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

At June 30, 2019, and December 31, 2018, we had a receivable from AMAK of approximately $0.1 million and $0.1 million, respectively, relating to unreimbursed travel and Board expenses which are included in prepaid and other assets. We have not advanced any cash to AMAK during 2019.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $28,000 and $19,000 were incurred during the three months and $50,000 and $50,000 during the six months ended June 30, 2019 and 2018, respectively, from our Director, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. In March 2019, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2019, unless otherwise agreed by the Company and Mr. Carter.

18. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited Guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan was originally through June 2019. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate Guarantees; as a result, our guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. On July 8, 2018, the SIDF loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due to SIDF in 2019 is 30.0 million Saudi Riyals (US$8.0 million). The total amount outstanding to the SIDF at June 30, 2019, was 290.0 million Saudi Riyals (US$77.3 million).

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses for the three months ended June 30, 2019, and 2018, were $0.1 million and $0.4 million, respectively, and for the six months ended June 30, 2019, and 2018, were $0.7 million and $0.5 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.2 million and $0.2 million for the three months ended June 30, 2019, and 2018 and for the six months ended June 30, 2019, and 2018, were $0.4 million and $0.3 million, respectively.

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

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management. Our accounting and financial reporting fairly reflect our business model which is based on the manufacturing and marketing of specialty petrochemical products and waxes and providing custom manufacturing services.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our preferred supplier position into the specialty petrochemicals market is derived from the combination of our reputation as a reliable supplier established over many years, the very high purity of our products, and a focused approach to customer service. In specialty waxes, we are able to deliver to our customers a performance and price point that is unique to our market; while the diversity of our custom processing assets and capabilities offers solutions to our customers that we believe are uncommon along the U.S. Gulf Coast.

Enabling our success in these businesses is a commitment to operational excellence which establishes a culture that prioritizes the safety of our employees and communities in which we operate, the integrity of our assets and regulatory compliance. This commitment drives a change to an emphasis on forward-looking, leading-indicators of our results and proactive steps to continuously improve our performance. We bring the same commitment to excellence to our commercial activities where we focus on the value proposition to our customers while understanding opportunities to maximize our value capture through service and product differentiation, supply chain and operating cost efficiencies and diversified supply options. We believe over time our focus on execution, meeting the needs of our customers and the prudent control of our costs will create value for our stockholders.

Review of Second Quarter 2019 Results

We reported second quarter 2019 net income of $2.4 million, up from net income of $2.2 million in the second quarter of 2018. Diluted earnings per share are $0.10 for 2019, up from $0.09 in 2018. Sales volume of our Specialty Petrochemicals products increased 8.7%, and sales revenue from our Specialty Petrochemicals products increased 4.4% as compared to the second quarter 2018. Prime product Specialty Petrochemicals sales volumes (which exclude by-product sales) were up 10.2% compared to the second quarter 2018. Specialty Waxes sales revenue was down 9.3% compared to the second quarter 2018. Consolidated gross profit margin increased to 15.2% of sales in the second quarter 2019 from 12.0% in the second quarter 2018.

Consolidated Adjusted EBITDA for the second quarter of 2019 was $9.2 million, representing a 13.3% margin compared with Consolidated Adjusted EBITDA of $6.2 million or a 9.1% margin, in the second quarter of 2018. Consolidated Adjusted EBITDA for the first quarter of 2019 was $8.4 million. Compared to the first quarter of 2019, Consolidated Adjusted EBITDA improved due to better performance in our Specialty Waxes business and increased margin above feedstock for our by-products. This was partially offset by higher natural gasoline feedstock costs which impacted prime products margins.

Non-GAAP Financial Measures

We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and provide reconciliations from our most directly comparable GAAP financial measures to those measures.

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

The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss).

	Three Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$4,666	$(1,013)	$(1,249)	$2,404
Interest	1,053	347	1	1,401
Taxes	1,209	—	(545)	664
Depreciation and amortization	172	24	12	208
Depreciation and amortization in cost of sales	2,753	1,375	—	4,128
EBITDA	9,853	733	(1,781)	8,805
Share-based compensation	—	—	345	345
Equity in losses of AMAK	—	—	91	91
Adjusted EBITDA	$9,853	$733	$(1,345)	$9,241

Net Income (Loss)	$4,666	$(1,013)	$(1,249)	$2,404
Equity in losses of AMAK	—	—	91	91
Taxes at statutory rate	—	—	(19)	(19)
Tax effected equity in losses	—	—	72	72
Adjusted Net Income (Loss)	$4,666	$(1,013)	$(1,177)	$2,476

	Three Months Ended June 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income	2,928	(506)	(207)	2,215
Interest	612	281	(78)	815
Taxes	930	—	(334)	596
Depreciation and amortization	161	22	8	191
Depreciation and amortization in cost of sales	1,494	1,343	—	2,837
EBITDA	6,125	1,140	(611)	6,654
Share-based compensation	—	—	(220)	(220)
Equity in earnings of AMAK	—	—	(228)	(228)
Adjusted EBITDA	6,125	1,140	(1,059)	6,206

Net Income	2,928	(506)	(207)	2,215
Equity in earnings of AMAK	—	—	(228)	(228)
Taxes at statutory rate	—	—	48	48
Tax effected equity in earnings	—	—	(180)	(180)
Adjusted Net Income (Loss)	2,928	(506)	(387)	2,035

	Six Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	10,808	(3,552)	(3,101)	4,155
Interest	2,248	651	1	2,900
Taxes	2,203	—	(1,061)	1,142
Depreciation and amortization	341	48	32	421
Depreciation and amortization in cost of sales	5,658	2,699	—	8,357
EBITDA	21,258	(154)	(4,129)	16,975
Share-based compensation	—	—	558	558
Equity in losses of AMAK	—	—	150	150
Adjusted EBITDA	21,258	(154)	(3,421)	17,683

Net Income	10,808	(3,552)	(3,101)	4,155
Equity in losses of AMAK	—	—	150	150
Taxes at statutory rate	—	—	(32)	(32)
Tax effected equity in losses	—	—	118	118
Adjusted Net Income (Loss)	10,808	(3,552)	(2,983)	4,273

	Six Months Ended June 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	7,898	(1,687)	(1,644)	4,567
Interest	1,233	537	(77)	1,693
Taxes	2,015	—	(829)	1,186
Depreciation and amortization	327	44	16	387
Depreciation and amortization in cost of sales	3,042	2,625	—	5,667
EBITDA	14,515	1,519	(2,534)	13,500
Share-based compensation	—	—	372	372
Equity in earnings of AMAK	—	—	(458)	(458)
Adjusted EBITDA	14,515	1,519	(2,620)	13,414

Net Income (Loss)	7,898	(1,687)	(1,644)	4,567
Equity in earnings of AMAK	—	—	(458)	(458)
Taxes at statutory rate	—	—	96	96
Tax effected equity in earnings	—	—	(362)	(362)
Adjusted Net Income (Loss)	7,898	(1,687)	(2,006)	4,205

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2019	December 31, 2018	June 30, 2018
Days sales outstanding in accounts receivable	41.1	34.4	34.3
Days sales outstanding in inventory	20.6	21.0	22.0
Days sales outstanding in accounts payable	15.0	24.2	15.4
Days of working capital	46.6	31.1	40.8

Our days sales outstanding in accounts receivable at June 30, 2019 was 41.1 days compared to 34.4 days at December 31, 2018, driven by higher Specialty Petrochemicals sales volumes toward the end of the quarter. Our days sales outstanding in inventory decreased by approximately 0.4 days from December 31, 2018. Our days sales outstanding in accounts payable decreased due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed. Since days of working capital is calculated using the above three metrics, it increased for the reasons discussed.

Cash decreased $2.4 million during the six months ended June 30, 2019, as compared to an increase of $0.4 million for the six months ended June 30, 2018.

The change in cash is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$5,848	$9,798
Investing activities	(3,842)	(15,517)
Financing activities	(4,416)	6,078
(Decrease) Increase in cash	$(2,410)	$359
Cash	$4,325	$3,387

Operating Activities
Cash provided by operating activities totaled $5.8 million for the first six months of 2019, $4.0 million lower than the corresponding period in 2018. For the first six months of 2019 net income decreased by approximately $0.4 million as compared to the corresponding period in 2018. Major non-cash items affecting 2019 income in the first six months of 2019 included increases in deferred taxes of $0.9 million, depreciation and amortization of $8.8 million and stock-based compensation of $0.6 million. Major non-cash items affecting 2018 income in the first three months of 2018 included increases in deferred taxes of $1.1 million, depreciation of $4.9 million, and equity in earnings of AMAK of approximately $0.5 million.

Factors leading to a decrease in cash provided by operating activities included:

•
Depreciation and amortization was $7.9 million in the first six months of 2019, $2.9 million higher than the $4.9 million in the corresponding period of 2018. This was due to the completion of major capital projects.

•
Trade receivables increased approximately $3.4 million. This was due to an increase in revenues in the second quarter 2019 of $4.2 million, or nearly 6.5%, as compared with the first quarter 2019. Revenues in the second quarter 2018 declined $3.1 million from the first quarter 2018.

•
In the second quarter 2019, we did not have a change in taxes receivable. In the second quarter 2018, we collected outstanding taxes receivable of $4.3 million related to prior periods and R&D credits.

•
Accounts payable and accrued liabilities decreased $6.8 million primarily due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed.

Investing Activities

Cash used in investing activities during the first six months of 2019 was approximately $3.8 million, representing a decrease of approximately $11.7 million from the corresponding period of 2018. During the first six months of 2019, the primary use of capital expenditures was for the sales rack and Advanced Reformer unit improvements at SHR and equipment modifications at TC. This was offset by $1.3 million of proceeds received from AMAK for the repurchase of shares as discussed in Note 10 on our Annual Report on Form 10-K for the year ending December 31, 2018. Our foreign tax liability resulting from AMAK's share repurchase program was $0.9 million. The cash to pay these taxes was withheld from the proceeds and paid directly by AMAK. As such, net cash received from AMAK was $0.4 million. During the first six months of 2018, we had capital expenditures related to the hydrogenation/distillation unit and the Advanced Reformer unit along with various other facility improvements.

Financing Activities

Cash used in financing activities during the first six months of 2019 was approximately $4.4 million versus cash provided by financing activities of $6.1 million during the corresponding period of 2018. During 2019, we made principal payments on our outstanding credit facilities of $6.2 million. We drew $2.0 million on our line of credit for working capital purposes during the first six months of 2019. During 2018, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $6.0 million. We drew $16.0 million on our line of credit in the first six months of 2018 to fund ongoing capital projects.

Subsequent to June 30, 2019, we made an optional principal payment of $4.0 million against the Revolving Facility, reducing the outstanding amount from $16.0 million to $12.0 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC Agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Specialty Petrochemicals Segment

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	$58,584	$56,135	$2,449	4.4%
Processing	1,527	1,685	(158)	(9.4)%
Gross Revenue	$60,111	$57,820	$2,291	4.0%

Volume of Sales (gallons)
Specialty Petrochemicals Products	21,447	19,733	1,714	8.7%
Prime Product Sales	17,732	16,092	1,640	10.2%

Cost of Sales	$50,049	$50,738	(689)	(1.4)%
Gross Margin	16.7%	12.2%		4.5%
Total Operating Expense*	18,455	17,081	1,374	8.0%
Natural Gas Expense*	1,253	1,328	(75)	(5.6)%
Operating Labor Costs*	3,596	4,755	(1,159)	(24.4)%
Transportation Costs*	7,360	7,082	278	3.9%
General & Administrative Expense	2,816	2,480	336	13.5%
Depreciation and Amortization**	2,925	1,655	1,270	76.7%
Capital Expenditures	1,461	3,529	(2,068)	(58.6)%
* Included in cost of sales
**Includes $2,753 and $1,494 for 2019 and 2018, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment increased during the second quarter 2019 from the second quarter 2018 by 4.0%, primarily due to an 8.7% increase in sales volume; this was partially offset by a 4% decline in average selling price due mainly to lower feedstock costs.

Specialty Petrochemicals Product Sales

Specialty Petrochemicals product sales increased approximately 4.4% during the second quarter 2019 from the second quarter 2018 due mainly to growth in prime products sales volume to the Canadian oil sands. This was partially offset by lower average selling price for prime products which was primarily driven by lower feedstock costs. Prime product sales volume grew approximately 10.2% compared to the second quarter of 2018 and were flat from the first quarter of 2019. It is not clear that the increase in sales volume to the Canadian oil sands will continue for the remainder of 2019 due to the uncertainty around government mandated crude production curtailments in Canada and the crude oil pricing environment. By-product sales volumes were flat from the second quarter 2018 and declined about 23% from the first quarter of 2019. The decline in by products sales from the first quarter of 2019 was due to change in the feed mix to the Advanced Reformer unit which produces by-products. This change in the feed mix was done to maximize prime product production. It should be noted that by-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 24.7% of total Specialty Petrochemicals volume from 21.5% in the second quarter 2018.

Processing

Processing revenues decreased 9.4% in the second quarter 2019 from the second quarter 2018 due to the termination of a customer contract in the fourth quarter 2018.

Cost of Sales

We use natural gasoline as feedstock, which is the heavier liquid remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available. The price of natural gasoline is highly correlated with the price of crude oil. Our Advanced Reformer unit upgrades the by-product stream produced as a result of prime product production. This upgrade allows us to sell our by-products at higher prices than would be possible without the Advanced Reformer unit.

Cost of Sales declined 1.4% during the second quarter 2019 from the second quarter in 2018. The decline of $0.7 million in cost of sales was due to lower feedstock and operating labor costs, partially offset by higher depreciation and amortization and other expenses. Natural gasoline feedstock pricing historically has been volatile. Our average delivered feedstock cost per gallon declined 20% compared to the second quarter of 2018 due to an approximately 22% drop in the benchmark price of Mont Belvieu natural gasoline. Our average feedstock cost for the second quarter 2019 was down approximately 4% from the first quarter of 2019. During the course of the second quarter of 2019, feedstock costs have steadily declined month by month. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula-based pricing which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products. Additionally, we cost our inventory on FIFO basis. As a result, in a declining feedstock market our margins are negatively impacted.

The gross margin percentage for the Specialty Petrochemicals Segment increased from 12.2% in the second quarter of 2018 to 16.7% in the second quarter of 2019 driven by lower cost of sales and improved margins over feed for by-products due to the operation of the Advanced Reformer unit.

Total Operating Expense

Total Operating Expense increased $1.4 million, or 8.0%, during the second quarter 2019 from 2018. The key drivers for the increase were higher depreciation and amortization related to the Advanced Reformer unit, which was not operational in the second quarter 2018, and higher outside contract labor costs related to maintenance turnarounds that were completed in the second quarter of 2019. This was partly offset by $1.1 million in lower operating labor costs, mainly resulting from the cost reduction program implemented at SHR in December 2018.

Capital Expenditures

Capital expenditures in the second quarter 2019 were approximately $1.5 million compared to $3.5 million in the second quarter 2018. This was primarily due to the completion of the Advanced Reformer unit in 2018. Capital expenditures in the second quarter 2018 included capital expenditures to complete the construction of the Advanced Reformer unit.

Specialty Waxes Segment

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Product Sales	$6,745	$7,434	$(689)	(9.3)%
Processing	2,515	2,852	(337)	(11.8)%
Gross Revenue	$9,260	$10,286	$(1,026)	(10.0)%

Volume of specialty wax sales (thousand pounds)	9,955	10,544	(589)	(5.6)%

Cost of Sales	$8,757	$9,225	$(468)	(5.1)%
Gross Margin	5.4%	10.3%		(4.9)%
General & Administrative Expense	1,083	1,239	(156)	(12.6)%
Depreciation and Amortization*	1,399	1,365	34	2.5%
Capital Expenditures	$426	$877	$(451)	(51.4)%
*Includes $1,375 and $1,343 for 2019 and 2018, respectively, which is included in cost of sales

Product Sales

Product sales revenue decreased 9.3% during the second quarter 2019 from the second quarter 2018 as specialty wax sales volume declined 5.6%. Wax sales were constrained by production in the second quarter of 2019 due to disruptions of wax feed supply from our suppliers. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast. In addition, in the second quarter of 2018 we had one-time sales of off-spec material of approximately 350,000 pounds. Customer demand continues to be strong for our higher value specialty waxes including our products used in the Hot Melt Adhesives ("HMA") and PVC Lubricant markets. These products are characterized by generally higher margins and growth rates.

Processing

Processing revenues declined 11.8% during the second quarter 2019 from the second quarter 2018. The decrease, among other factors, is due to minimal processing revenues from the hydrogenation/distillation unit. The unit was down for a significant part of this quarter as we worked on improving the unit's ability to operate effectively and reliably. Excluding the impact of the hydrogenation/distillation unit custom processing, revenues in the second quarter of 2019 were about flat from the same quarter of 2018.

Cost of Sales

Cost of Sales were relatively flat in the second quarter 2019 from the second quarter 2018.

Depreciation

Depreciation increased $0.3 million or 2.5% during the second quarter 2019 from 2018.

Capital Expenditures

Capital Expenditures were approximately $0.4 million in the second quarter 2019 compared with $0.9 million in the second quarter of 2018.

Corporate Segment

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,182	$834	$1,348	161.6%
Equity in (losses) earnings of AMAK	(91)	228	(319)	(139.9)%

General and Administrative Expenses

General corporate expenses increased during the second quarter 2019 from the second quarter 2018. The increase is primarily attributable to the second quarter 2018 cancellation and reversal of stock compensation expense and other post-retirement benefits totaling approximately $1.5 million previously awarded to Mr. Hatem El Khalidi.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK decreased during the second quarter 2019 from the second quarter 2018. The equity in earnings (losses) were impacted by increased cost of sales and Zakat and income taxes.

AMAK Summarized Income Statement

	Three Months Ended June 30,
	2019	2018
	(thousands of dollars)
Sales	$20,566	$19,494
Cost of sales	18,162	16,555
Gross profit	2,404	2,939
Selling, general, and administrative	2,807	2,892
Operating (loss) income	(403)	47
Other (expense) income	(75)	15
Finance and interest expense	(448)	(388)
Loss before Zakat and income taxes	(926)	(326)
Zakat and income taxes	366	—
Net Loss	$(1,292)	$(326)

Finance and interest expense	448	388
Depreciation and amortization	7,746	8,281
Zakat and income taxes	366	—
EBITDA	$7,268	$8,343

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 17,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the second quarter 2019 as compared to 14,000 dmt of copper and zinc concentrate in the second quarter 2018. Second quarter EBITDA declined approximately $1.1 million compared to the second quarter 2018 primarily due to increased cost of sales resulting from a change in inventory valuation methodology and one-time non-recurring expenses.

Comparison of Six Months Ended June 30, 2019 and 2018

Specialty Petrochemicals Segment

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	114,074	116,420	$(2,346)	(2.0)%
Processing	2,910	3,713	(803)	(21.6)%
Gross Revenue	$116,984	$120,133	$(3,149)	(2.6)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	43,915	43,022	893	2.1%
Prime Product Sales	35,370	33,742	1,628	4.8%

Cost of Sales	95,915	103,387	(7,472)	(7.2)%
Gross Margin	18.0%	13.9%		4.1%
Total Operating Expense*	36,735	32,924	3,811	11.6%
Natural Gas Expense*	2,636	2,576	60	2.3%
Operating Labor Costs*	7,299	8,514	(1,215)	(14.3)%
Transportation Costs*	14,408	14,402	6	—%
General & Administrative Expense	5,291	5,300	(9)	(0.2)%
Depreciation and Amortization**	5,999	3,369	2,630	78.1%
Capital Expenditures	2,839	13,812	(10,973)	(79.4)%
* Included in cost of sales
**Includes $5,658 and $3,042 for 2019 and 2018, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the first half of 2019 from the first half of 2018 by 2.6% primarily due to a decrease in the average selling price of Specialty Petrochemicals products of 4.0% and lower processing revenue of $0.8 million. These two factors were partially offset by a 2.1% increase in Specialty Petrochemicals sales volume.

Specialty Petrochemicals Product Sales

Revenues from Specialty Petrochemicals product sales decreased 2.0% during the first half of 2019 from the first half of 2018. This was primarily due to a 4.0% decrease in average selling price as a result of lower feedstock pricing, which was partially offset by a 2.1% increase in sales volumes. Prime product sales volumes were up 4.8%, or approximately 1.6 million gallons, in the first half of 2019 due to continued solid demand in the polyethylene and polyurethane markets. Sales volumes to the Canadian oil sands market were up 51% as compared to the first half of 2018. It is not clear that the increase in sales volume to the Canadian oil sands will continue for the remainder of 2019 due to the uncertainty around government mandated crude production curtailments in Canada and the crude oil pricing environment. Average selling prices decreased as prices for both prime products and by-products declined in concert with lower feedstock costs. Average feedstock costs in the first half of 2019 were approximately 20% less than the first half of 2018. Although by-product prices were somewhat lower in the first of 2019 compared to first half of 2018, by-product margins were significantly higher. This was the result of steady and reliable operation of the Advanced Reformer unit which upgrades the by-product stream to higher value chemical products that are sold at higher prices than would be possible without the Advanced Reformer unit. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 24.9% of total Specialty Petrochemicals volume from 23.0% in the first half of 2018.

Processing

Processing revenues decreased $0.8 million or 21.6% in the first half of 2019 from the first half of 2018 due to the termination of a customer contract in the fourth quarter 2018.

Cost of Sales

Cost of Sales declined 7.2% during the first half of 2019 from the first half of 2018 primarily due to the decrease in feedstock cost. Our average feedstock cost per gallon declined approximately 20% compared to the first half of 2018 due to an approximately 20% drop in the benchmark price of Mont Belvieu natural gasoline. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula based pricing which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products.

The gross margin percentage for the Specialty Petrochemicals Segment increased from 13.9% in the first half of 2018 to 18.0% in the first half of 2019 driven by lower feedstock costs resulting in better product margins, significantly higher by-product margins primarily due to more reliable operation of the Advanced Reformer unit and lower labor costs as a result of the cost reduction program implemented at SHR in December 2018.

Total Operating Expense

Total Operating Expense increased 11.6% during the first half of 2019 from 2018.  A 14.3%, or $1.2 million, reduction in operating labor costs was more than offset by $2.6 million increase in depreciation and amortization related to the Advanced Reformer unit which was not operational in the first half of 2018.

Capital Expenditures

Capital Expenditures in the first half of 2019 were approximately $2.8 million compared to $13.8 million in the first half of 2018. The bulk of 2019 capital expenditures were related to modifications and improvements to the Advanced Reformer unit and pipeline maintenance work as compared to the 2018 Advanced Reformer capital project in the first half of 2018.

Specialty Waxes Segment

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Product Sales	$12,748	$13,817	$(1,069)	(7.7)%
Processing	4,794	6,064	(1,270)	(20.9)%
Gross Revenue	$17,542	$19,881	$(2,339)	(11.8)%

Volume of specialty wax sales (thousand pounds)	17,837	20,085	(2,248)	(11.2)%

Cost of Sales	$17,973	$18,344	$(371)	(2.0)%
Gross Margin	(2.5)%	7.7%		(10.2)%
General & Administrative Expense	2,352	2,607	(255)	(9.8)%
Depreciation and Amortization*	2,747	2,669	78	2.9%
Capital Expenditures	$935	$1,622	$(687)	(42.4)%
*Includes $2,699 and $2,625 for 2019 and 2018, respectively, which is included in cost of sales

Product Sales

Product sales revenue decreased 7.7% during the first half of 2019 from the first half of 2018 as specialty wax sales volume declined 11.2%. Planned maintenance turnaround at our Pasadena facility in the first quarter of 2019, along with outages at multiple wax feed suppliers, constrained specialty wax production and thereby sales. In addition, the second quarter of 2018 benefited from one-time sales of off-spec material. Our average Specialty Waxes selling price increased 3% from the first half of 2018, reflecting our marketing strategy to enhance pricing. Customer demand continues to be strong for our higher value specialty waxes including our products for the Hot Melt Adhesives and PVC Lubricant markets. These products are characterized by generally higher margins and growth rates. We successfully used the hydrogenation/distillation unit to upgrade certain wax products. We believe this will help to drive growth in targeted higher-value markets.

Processing

Processing revenues declined approximately $1.3 million during the first half of 2019 from the first half of 2018. The decrease was partially due to lower revenues from the hydrogenation/distillation unit as we work to improve the unit's reliability. Additionally, we saw reduced demand from some custom processing customers.

Cost of Sales

Cost of Sales decreased 2.0% during the first half of 2019 from the first half of 2018. Operating expenses including costs for labor, maintenance, and utilities declined 3% from the first half of 2018 as the facility focused on reducing expenses as it works to improve plant reliability and efficiency.

Depreciation

Depreciation increased 2.9% during the first half of 2019 from the first half of 2018.

Capital Expenditures

Capital Expenditures were approximately $0.9 million in the first half of 2019 compared with $1.6 million in the first half of 2018.

Corporate Segment

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$4,487	$2,982	$1,505	50.5%
Equity in (losses) earnings of AMAK	(150)	458	(608)	(132.8)%

General and Administrative Expenses

General corporate expenses increased during the first half of 2019 from the first half of 2018. The increase is primarily attributable to the second quarter 2018 cancellation and reversal of stock compensation expense and other post-retirement benefits totaling approximately $1.5 million previously awarded to Mr. Hatem El Khalidi.

Equity in Earnings (Losses) of AMAK

Equity in earnings (losses) of AMAK decreased during the first half of 2019 from the first half of 2018. The equity in earnings (losses) were impacted by increased selling, general and administrative expenses.

AMAK Summarized Income Statement

	Six Months Ended June 30, 2019
	2019	2018
	(thousands of dollars)
Sales	$41,230	$33,581
Cost of sales	36,732	29,061
Gross profit	4,498	4,520
Selling, general, and administrative	5,545	4,415
Operating income (loss)	(1,047)	105
Other income	353	34
Finance and interest expense	(893)	(785)
Loss before Zakat and income taxes	(1,587)	(646)
Zakat and income taxes	888	—
Net Loss	$(2,475)	$(646)

Finance and interest expense	893	785
Depreciation and amortization	15,070	15,982
Zakat and income taxes	888	—
EBITDA	$14,376	$16,121

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 31,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first half of 2019 as compared to 27,000 dmt of copper and zinc concentrate in the first half of 2018. EBITDA shows a decline of approximately $1.7 million compared to the first half of 2018 primarily due to increased cost of sales resulting from a change in inventory valuation methodology and one-time non-recurring expenses.

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

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. For the six months ended June 30, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 1 – General and Note 8 – Leases in the accompanying condensed consolidated financial statements.

Recent and New Accounting Standards

See Note 1 and 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity. Our guarantee for AMAK's debt is considered an off balance sheet arrangement. Please see further discussion under "Investment in AMAK" in Note 16 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosure about market risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10–K for the year ended December 31, 2018. There have been no material changes in the Company's exposure to market risk from the disclosure included in such report.

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

(b)
Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Readers of this Quarterly Report on Form 10–Q should carefully consider the risks described in the Company's other reports and filings filed with or furnished to the SEC, including the Company's prior and subsequent reports on Forms 10–K, 10–Q and 8–K, in connection with any evaluation of the Company's financial position, results of operations and cash flows.

The risks and uncertainties in the Company's most recent Annual Report on Form 10–K are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In connection with certain amendments to his Employment Contract, Peter M. Loggenberg, our Chief Sustainability Officer, was granted 4,400 restricted shares of our common stock on February 21, 2019.  The restricted shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and vest in equal increments over a three year period.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	—
May 1, 2019 - May 31, 2019	—	—	—	—
June 1, 2019 - June 30, 2019	2,107	9.81	—	—
Total	2,107	$9.81	—	—
(1) Represents shares of our common stock withheld for satisfaction of tax liabilities of a holder of restricted shares. The value of such shares was calculated based on the closing price of our common stock on the New York Stock Exchange on the date when the withholding was made.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith and exhibits marked with a double asterisk (**) are furnished herewith. Exhibits marked with a plus sign (+) are compensatory plans.

Exhibit Number	Description
10.1*+	Letter Agreement, dated as of May 15, 2019, between Trecora Resources and Sami Ahmad
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: August 8, 2019	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

