Form 10-Q
period 2019-09-30
TRECORA RESOURCES
filed 2019-11-08
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share), outstanding at October 29, 2019: 24,714,980.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$9,157	$6,735
Trade receivables, net	25,497	27,112
Inventories	13,285	16,539
Investment in AMAK (held-for-sale)	34,090	38,746
Prepaid expenses and other assets	3,726	4,664
Taxes receivable	182	182
Total current assets	85,937	93,978

Plant, pipeline and equipment, net	190,345	194,657

Goodwill	21,798	21,798
Intangible assets, net	17,551	18,947
Lease right-of-use assets, net	14,364	—
Mineral properties in the United States	562	588

TOTAL ASSETS	$330,557	$329,968
LIABILITIES
Current Liabilities
Accounts payable	$10,203	$19,106
Accrued liabilities	7,270	5,439
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,247	—
Current portion of other liabilities	1,011	752
Total current liabilities	25,925	29,491

Long-term debt, net of current portion	85,143	98,288
Lease liabilities, net of current portion	11,117	—
Other liabilities, net of current portion	906	1,352
Deferred income taxes	16,646	15,676
Total liabilities	139,737	144,807

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued and outstanding 24.7 million and 24.6 million in 2019 and 2018, respectively	2,472	2,463
Additional paid-in capital	59,202	58,294
Common stock in treasury, at cost	(2)	(8)
Retained earnings	128,859	124,123
Total Trecora Resources Stockholders' Equity	190,531	184,872
Noncontrolling Interest	289	289
Total equity	190,820	185,161

TOTAL LIABILITIES AND EQUITY	$330,557	$329,968

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$59,111	$68,613	$185,933	$198,881
Processing fees	3,604	4,803	11,308	14,382
	62,715	73,416	197,241	213,263

OPERATING COSTS AND EXPENSES
Cost of sales and processing
(including depreciation and amortization of $3,254, $3,813, $11,611 and $9,480, respectively)	53,148	66,574	167,036	188,139

GROSS PROFIT	9,567	6,842	30,205	25,124

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	6,401	6,327	18,532	17,216
Depreciation	208	205	629	592
	6,609	6,532	19,161	17,808

OPERATING INCOME	2,958	310	11,044	7,316

OTHER INCOME (EXPENSE)
Interest income	—	5	5	26
Interest expense	(1,211)	(924)	(4,111)	(2,617)
Loss on Extinguishment of Debt	—	(315)	—	(315)
Miscellaneous income (expense), net	74	(28)	330	(67)
	(1,137)	(1,262)	(3,776)	(2,973)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,821	(952)	7,268	4,343

INCOME TAX EXPENSE (BENEFIT)	238	(236)	1,412	854

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,583	(716)	5,856	3,489

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,002)	(893)	(1,120)	(531)

NET INCOME (LOSS)	$581	$(1,609)	$4,736	$2,958

Basic Earnings per Common Share
Net income (loss) from continuing operations (dollars)	$0.06	$(0.03)	$0.24	$0.14
Net loss from discontinued operations, net of tax (dollars)	(0.04)	(0.04)	(0.05)	(0.02)
Net income (loss) (dollars)	$0.02	$(0.07)	$0.19	$0.12

Basic weighted average number of common shares outstanding	24,717	24,483	24,689	24,397

Diluted Earnings per Common Share
Net income (loss) from continuing operations (dollars)	$0.06	$(0.03)	$0.23	$0.14
Net loss from discontinued operations, net of tax (dollars)	(0.04)	(0.04)	(0.04)	(0.02)
Net income (loss) (dollars)	$0.02	$(0.07)	$0.19	$0.12

Diluted weighted average number of common shares outstanding	25,053	25,175	25,077	25,138

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

Restricted Stock Units
Issued to Directors	—	—	96	—	—	96	—	96
Issued to Employees	—	—	186	—	—	186	—	186
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	581	581	—	581

September 30, 2019	24,715	$2,472	$59,202	$(2)	$128,859	$190,531	$289	$190,820

June 30, 2018	24,311	$2,451	$56,365	$(61)	$131,022	$189,777	$289	$190,066

Stock Options
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Cancellation of Issuance to Former Director	—	—	—	—	—	—	—	—
Restricted Stock Units
Issued to Directors	—	—	75	—	—	75	—	75
Issued to Employees	—	—	550	—	—	550	—	550
Common Stock
Issued to Directors	—	—	159	41	—	200	—	200
Issued to Employees	—	—	(2)	1	—	(1)	—	(1)
Stock Exchange	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	(1,609)	(1,609)	—	(1,609)

September 30, 2018	24,311	$2,451	$57,147	$(19)	$129,413	$188,992	$289	$189,281

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	264	—	—	264	—	264
Issued to Employees	—	—	644	—	—	644	—	644
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	79	8	—	—	—	8	—	8
Net Income	—	—	—	—	4,736	4,736	—	4,736

September 30, 2019	24,715	$2,472	$59,202	$(2)	$128,859	$190,531	$289	$190,820

January 1, 2018	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock Options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellation of Issuance to Former Director	—	—	(680)	—	—	(680)	—	(680)
Restricted Stock Units
Issued to Directors	—	—	250	—	—	250	—	250
Issued to Employees	—	—	1,284	—	—	1,284	—	1,284
Common Stock
Issued to Directors	—	—	82	78	—	160	—	160
Issued to Employees	—	—	130	155	—	285	—	285
Stock Exchange	—	—	(66)	(65)	—	(131)	—	(131)
Warrants	—	—	(9)	9	—	—	—	—
Net Income	—	—	—	—	2,958	2,958	—	2,958

September 30, 2018	24,311	$2,451	$57,147	$(19)	$129,413	$188,992	$289	$189,281

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$4,736	$2,958
Loss from Discontinued Operations	(1,120)	(531)
Income from Continuing Operations	$5,856	$3,489
Adjustments to Reconcile Income from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,863	8,614
Amortization of Intangible Assets	1,396	1,396
Stock-based Compensation	904	1,002
Deferred Income Taxes	1,268	1,116
Postretirement Obligation	(28)	(817)
Bad Debt Expense	(19)	152
Amortization of Loan Fees	136	216
Loss on Extinguishment of Debt	—	315
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Trade Receivables	1,634	(4,160)
Increase in Insurance Receivables	—	(391)
Decrease in Taxes Receivable	—	4,029
Decrease in Inventories	3,253	622
Increase in Prepaid Expenses and Other Assets	914	(1,592)
Decrease in Accounts Payable and Accrued Liabilities	(6,031)	(2,977)
Decrease in Other Liabilities	267	96
Net Cash Provided by Operating Activities - Continuing Operations	20,413	11,110
Net Cash Used in Operating Activities - Discontinued Operations	(164)	—
Net Cash Provided by Operating Activities	20,249	11,110
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(6,978)	(19,090)
Proceeds from PEVM	27	—
Net Cash Used in Investing Activities - Continuing Operations	(6,951)	(19,090)
Net Cash Provided by (Used in) Investing Activities - Discontinued Operations	2,697	(114)
Net Cash Used in Investing Activities	(4,254)	(19,204)
FINANCING ACTIVITIES
Net Cash (Paid) Received Related to Stock-Based Compensation	(292)	441
Additions to Long-Term Debt	2,000	18,177
Repayments of Long-Term Debt	(15,281)	(12,260)
Net Cash (Used in) Provided by Financing Activities - Continuing Operations	(13,573)	6,358
NET INCREASE (DECREASE) IN CASH	2,422	(1,736)
CASH AT BEGINNING OF PERIOD	6,735	3,028
CASH AT END OF PERIOD	$9,157	$1,292
Supplemental disclosure of cash flow information:
Cash payments for interest	$3,749	$2,663
Cash payments for taxes, net of refunds	$53	$209
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$426	$573
Foreign taxes paid by AMAK	$891	$—
Stock exchange (Note 16)	$—	$131

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

(4)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the Specialty Petrochemicals segment

(5)	TC – Trecora Chemical, Inc. – Specialty Waxes segment

(6)	AMAK – Al Masane Al Kobra Mining Company – Held-for-sale mining equity investment – 33% ownership

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

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019.

We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, we own a 33% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia. Our investment is classified as held-for-sale and and the equity in earnings (losses) are recorded in discontinued operations. See Notes 16 and 19.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-4, Intangibles - Goodwill and Other (Topic 350). The amendments in ASU 2017-4 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has goodwill from a prior business combination and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the year ended December 31, 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company's goodwill was not considered impaired. Based on the most recent assessment, the Company cannot anticipate future goodwill impairment assessments. The Company does not anticipate a material impact from these amendments to the Company's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.
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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Trade receivables	$25,930	$27,564
Less allowance for doubtful accounts	(433)	(452)
Trade receivables, net	$25,497	$27,112

Trade receivables serve as collateral for our amended and restated credit agreement. See Note 10.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Prepaid license	$1,411	$2,419
Spare parts	1,816	1,597
Other prepaid expenses and assets	499	648
Total prepaid expenses and other assets	$3,726	$4,664

5. INVENTORIES

Inventories included the following:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Raw material	$3,278	$4,742
Work in process	157	173
Finished products	9,850	11,624
Total inventory	$13,285	$16,539

Inventory serves as collateral for our amended and restated credit agreement. See Note 10.

Inventory included Specialty Petrochemicals products in transit valued at approximately $3.1 million and $4.1 million at September 30, 2019, and December 31, 2018, respectively.

6. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,612
Catalyst	4,387	3,131
Land	5,428	5,428
Plant, pipeline and equipment	259,435	253,905
Construction in progress	4,442	4,343
Total plant, pipeline and equipment	$275,272	$268,419
Less accumulated depreciation	(84,927)	(73,762)
Net plant, pipeline and equipment	$190,345	$194,657

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 10.

Labor capitalized for construction was approximately nil and $0.1 million for the three months and $0.1 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Construction in progress during the first nine months of 2019 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC. Construction in progress during the first nine months of 2018 included equipment purchased for various equipment updates at the TC facility, the Advanced Reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and nil for the three months and $0.7 million and nil for the nine months ended September 30, 2019 and 2018, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

Goodwill was $21.8 million and $21.8 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	September 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(5,617)	$11,235
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(575)	896
Developed technology	6,131	(3,066)	3,065
	24,548	(9,352)	15,196
Intangible assets not subject to amortization (Indefinite-lived)
Emissions allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(9,352)	$17,551

	December 31, 2018
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)	(thousands of dollars)
Customer relationships	$16,852	$(4,775)	$12,077
Non-compete agreements	94	(80)	14
Licenses and permits	1,471	(495)	976
Developed technology	6,131	(2,606)	3,525
	24,548	(7,956)	16,592
Intangible assets not subject to amortization (Indefinite-lived)
Emissions allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,956)	$18,947

Amortization expense for intangible assets included in cost of sales for the three months ended September 30, 2019 and 2018, was approximately $0.5 million and $0.5 million, respectively, and for the nine months ended September 30, 2019 and 2018, was approximately $1.4 million and $1.4 million, respectively.

Based on identified intangible assets that are subject to amortization as of September 30, 2019, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	(thousands of dollars)
Customer relationships	$11,235	$281	$1,123	$1,123	1,123	1,123	1,123	$5,339
Licenses and permits	896	26	106	101	86	86	86	405
Developed technology	3,065	153	613	613	613	613	460	—
Total future amortization expense	$15,196	$460	$1,842	$1,837	$1,822	$1,822	$1,669	$5,744

8. LEASES
The Company leases certain rail cars, rail equipment, office space and office equipment. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,114	$3,369
Operating lease cost (a)	Selling, general and administrative	34	103
Total operating lease cost		$1,148	$3,472

Finance lease cost:
Amortization of right-of-use assets	Depreciation	$—	—
Interest on lease liabilities	Interest Expense	—	—
Total finance lease cost		$—	$—

Total lease cost		$1,148	$3,472

(a) Short-term lease costs were approximately $64 thousand during the period.

The Company had no variable lease expense, as defined by ASC 842, during the period.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2019
Assets:
Operating	Operating lease assets	$14,364
Finance	Property, plant, and equipment	—
Total leased assets		$14,364

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,247
Finance	Short-term debt and current portion of long-term debt	—
Noncurrent
Operating	Operating lease liabilities	11,117
Finance	Long-term debt	—
Total lease liabilities		$14,364

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,127	$2,260
Operating cash flows used for finance leases	—	—
Financing cash flows used for finance leases	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$138
Finance leases	—	—

September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	0.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of September 30, 2019, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$3,811	$—
2021	3,559	—
2022	3,391	—
2023	2,571	—
2024	1,243	—
Thereafter	1,329	—
Total lease payments	$15,904	$—
Less: Interest	1,540	—
Total lease obligations	$14,364	$—

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective transition approach on January 1, 2019 as noted in Note 1. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

($ in thousands)	Operating Leases
2019	$3,670
2020	3,583
2021	3,418
2022	3,107
2023	2,288
Beyond 2023	2,065

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Accrued state taxes	249	210
Accrued property taxes	2,572	—
Accrued payroll	812	936
Accrued interest	32	31
Accrued officer compensation	1,251	—
Accrued restructuring & severance	37	1,221
Accrued foreign taxes	—	802
Other	2,317	2,239
Total	$7,270	$5,439

10. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of September 30, 2019, we had $8.0 million in borrowings outstanding under the revolving credit facility (the "Revolving Facility") of our amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") and approximately $82.0 million in borrowings outstanding under the term loan facility of the ARC Agreement (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). In addition, we had approximately $46 million of availability under our Revolving Facility at September 30, 2019. TOCCO’s ability to make additional borrowings under the Revolving Facility at September 30, 2019 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

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

The maturity date for the ARC Agreement is July 31, 2023. As of September 30, 2019, the effective interest rate for the Credit Facilities was 4.59%. The ARC Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of September 30, 2019.

For a summary of additional terms of the Credit Facilities, see Note 12, “Long-Term Debt and Long-Term Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.7 million and $0.8 million for the periods ended September 30, 2019 and December 31, 2018, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	September 30, 2019	December 31, 2018
	(thousands of dollars)
Revolving Facility	8,000	18,000
Term Loan Facility	82,031	85,312
Loan fees	(694)	(830)
Total long-term debt	89,337	102,482

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	85,143	98,288

Subsequent to September 30, 2019, we made an optional principal payment of $5.0 million against the Revolving Facility, reducing the outstanding amount from $8.0 million to $3.0 million.

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

Stock-based compensation expense of approximately $0.3 million and $0.6 million was recognized during the three months and $0.9 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or nine months ended September 30, 2019 or 2018.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2019	745,830	10.33
Granted	—	—
Exercised	(85,000)	7.71
Forfeited	(173,830)	10.10
Outstanding at September 30, 2019	487,000	10.87	3.8	$—
Expected to vest	—			$—
Exercisable at September 30, 2019	487,000	10.87	3.8	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At September 30, 2019, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three months ended September 30, 2019 and 2018, respectively, was $0. During the nine months ended September 30, 2019 and 2018, the aggregate intrinsic value of options and warrants exercised was approximately $0.1 million and $0.6 million, respectively, determined as of the date of option exercise.

The Company received no cash from the exercise of options during the nine months ended September 30, 2019 and 2018. Of the 85,000 stock options exercised, the Company only issued approximately 11,000 shares due to cashless transactions. The tax benefit realized from the exercise was insignificant.

The Company has no non-vested options as of September 30, 2019.
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

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2019	405,675	11.27
Granted	190,615	9.22
Forfeited	(123,434)	10.82
Vested	(136,568)	11.86
Outstanding at September 30, 2019	336,288	9.83
Expected to vest	336,288

12. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in November 2016 that the December 31, 2014, tax return was selected for audit. In April 2017, the audit was expanded to include the year ended December 31, 2015, to review the refund claim related to research and development activities. We received notification from the IRS in March 2018 that the audit was complete. We also received notification that Texas will audit our R&D credit calculations for 2014 and 2015. We were notified by Texas that the audit has been temporarily suspended as the Comptroller's office reviews its audit process regarding R&D credits. We do not expect any changes related to the Texas audit. Tax returns for various jurisdictions remain open for examination for the years 2014 through 2018. As of September 30, 2019 and December 31, 2018, respectively, we recognized no adjustment for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation and a research and development credit for the three and nine months ended September 30, 2019 and 2018. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

13. NET INCOME PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018, respectively.

Net Income per Common Share - Continuing Operations

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$1,583	24,717	$0.06	$(716)	24,483	$(0.03)
Unvested restricted stock units		336			398
Dilutive stock options outstanding		—			294
Diluted:
Net income (loss) from continuing operations	$1,583	25,053	$0.06	$(716)	25,175	$(0.03)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$5,856	24,689	$0.24	$3,489	24,397	$0.14
Unvested restricted stock units		388			383
Dilutive stock options outstanding		—			358
Diluted:
Net income (loss) from continuing operations	$5,856	25,077	$0.23	$3,489	25,138	$0.14

Net Income Common Share - Discontinued Operations

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$(1,002)	24,717	$(0.04)	$(893)	24,483	$(0.04)
Unvested restricted stock units		336			398
Dilutive stock options outstanding		—			294
Diluted:
Net income (loss) from discontinued operations, net of tax	$(1,002)	25,053	$(0.04)	$(893)	25,175	$(0.04)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$(1,120)	24,689	$(0.05)	$(531)	24,397	$(0.02)
Unvested restricted stock units		388			383
Dilutive stock options outstanding		—			358
Diluted:
Net income (loss) from discontinued operations, net of tax	$(1,120)	25,077	$(0.04)	$(531)	25,138	$(0.02)

Net Income per Common Share

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$581	24,717	$0.02	$(1,609)	24,483	$(0.07)
Unvested restricted stock units		336			398
Dilutive stock options outstanding		—			294
Diluted:
Net income (loss)	$581	25,053	$0.02	$(1,609)	25,175	$(0.07)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$4,736	24,689	$0.19	$2,958	24,397	$0.12
Unvested restricted stock units		388			383
Dilutive stock options outstanding		—			358
Diluted:
Net income (loss)	$4,736	25,077	$0.19	$2,958	25,138	$0.12

At September 30, 2019 and 2018, 487,000 and 873,708 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

14. SEGMENT INFORMATION

We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer. Segment data may include rounding differences.

Our Specialty Petrochemicals segment includes SHR and GSPL. Our Specialty Waxes segment is TC. We also separately identify our corporate overhead which includes administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Three Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$53,277	$5,834	$—	$—	$59,111
Processing fees	1,208	2,396	—	—	3,604
Total revenues	54,485	8,230	—	—	62,715
Operating profit (loss) before depreciation and amortization	10,414	(260)	(2,670)	—	7,484
Operating profit (loss)	7,449	(1,808)	(2,683)	—	2,958
Profit (loss) from continuing operations before taxes	6,583	(2,071)	(2,691)	—	1,821
Depreciation and amortization	1,900	1,548	14	—	3,462
Capital expenditures	2,163	361	—	—	2,524

	Three Months Ended September 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$61,675	$6,938	$—	—	$68,613
Processing fees	2,056	2,799	—	(52)	4,803
Total revenues	63,731	9,737	—	(52)	73,416
Operating profit (loss) before depreciation and amortization	6,167	415	(2,252)	—	4,330
Operating profit (loss)	3,516	(936)	(2,270)	—	310
Profit (loss) from continuing operations before taxes	2,561	(1,239)	(2,274)	—	(952)
Depreciation and amortization	2,651	1,351	16	—	4,018
Capital expenditures	2,562	1,094	—	—	3,656

	Nine Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$167,351	$18,582	$—	$—	$185,933
Processing fees	4,117	7,191	—	—	11,308
Total revenues	171,468	25,773	—	—	197,241
Operating profit (loss) before depreciation and amortization	31,849	(343)	(7,158)	—	24,348
Operating profit (loss)	22,885	(4,638)	(7,203)	—	11,044
Profit (loss) from continuing operations before taxes	20,093	(5,623)	(7,202)	—	7,268
Depreciation and amortization	7,899	4,295	46	—	12,240
Capital expenditures	5,002	1,296	—	—	6,298

	Nine Months Ended September 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$178,094	$20,755	$—	32	$198,881
Processing fees	5,769	8,863	—	(250)	14,382
Total revenues	183,863	29,618	—	(218)	213,263
Operating profit (loss) before depreciation and amortization	20,655	1,969	(5,234)	—	17,390
Operating profit (loss)	14,635	(2,051)	(5,268)	—	7,316
Profit (loss) from continuing operations before taxes	12,474	(2,926)	(5,205)	—	4,343
Depreciation and amortization	6,020	4,020	32	—	10,072
Capital expenditures	16,374	2,716	—	—	19,090

	September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$19,129	$4,081	$—	$—	$23,210
Trade receivables, processing fees	517	1,770	—	—	2,287
Goodwill and intangible assets, net	—	39,349	—	—	39,349
Total assets	293,098	113,007	90,174	(165,722)	330,557

	December 31, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$21,915	$3,173	$—	$—	$25,088
Trade receivables, processing fees	633	1,391	—	—	2,024
Goodwill and intangible assets, net	—	40,745	—	—	40,745
Total assets	284,367	115,366	91,474	(161,239)	329,968

15. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of September 30, 2019 and December 31, 2018, approximately $0.3 million and $0.4 million, respectively, remained outstanding and was included in post-retirement obligations.

For additional information, see Note 22, “Post–Retirement Obligations” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

16. INVESTMENT IN AMAK (Held-for-Sale)

As of September 30, 2019 and December 31, 2018, the Company had a non-controlling equity interest of 33.3% and 33.4% in AMAK of approximately $34.1 million and $38.7 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at September 30, 2019.

The Company committed to a plan to sell our investment in AMAK during the third quarter of 2019. Management engaged in an active program to market the investment which resulted in an agreement with certain AMAK shareholders in September 2019, which became effective subsequent to September 30, 2019. See discussion of the Share Sale and Purchase Agreement in Note 19.

As all the required criteria for held-for-sale classification was met at September 30, 2019, the investment in AMAK is classified as held-for-sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. The assets held-for-sale are disclosed by the Company in the Corporate segment. The Company expects to have no continuing involvement with the discontinued operations after the closing date.  The gain (loss) from discontinued operations, net of tax, include our portion of the equity in earnings (losses) in AMAK as well as other administrative expenses incurred in Saudi Arabia and transaction costs.

AMAK's financial statements were prepared in the functional currency of AMAK which is the Saudi Riyal ("SR"). In June 1986 the SR was officially pegged to the U. S. Dollar ("USD") at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(thousands of dollars)		(thousands of dollars)
Sales	$19,643	$19,877	$60,873	$53,458
Cost of sales	19,072	20,350	55,804	49,411
Gross profit (loss)	571	(473)	5,069	4,047
Selling, general, and administrative	3,557	2,736	9,102	7,151
Operating loss	(2,986)	(3,209)	(4,033)	(3,104)
Other income	43	35	396	70
Finance and interest expense	(456)	(416)	(1,349)	(1,201)
Loss before Zakat and income taxes	(3,399)	(3,590)	(4,986)	(4,235)
Zakat and income taxes	444	800	1,332	800
Net Loss	$(3,843)	$(4,390)	$(6,318)	$(5,035)

Financial Position

	September 30,	December 31,
	2019	2018
	(thousands of dollars)
Current assets	$41,030	$44,093
Noncurrent assets	191,043	212,291
Total assets	$232,073	$256,384

Current liabilities	$22,107	$17,160
Long term liabilities	74,371	77,366
Stockholders' equity	135,595	161,858
	$232,073	$256,384

Changes in Ownership

•
In the second quarter of 2019, certain shareholders of AMAK transferred a portion of their shares to the CEO of AMAK as a one-time retention and performance bonus. The Company transferred 100,000 shares and the transaction reduced our ownership percentage from 33.4% to 33.3%.

•
In first quarter 2018, we completed an exchange of shares with certain stockholders whereby such stockholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock. The 65,000 shares were accounted for as treasury stock. This transaction reduced our ownership percentage from 33.44% to 33.41%.

•
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

The equity in the (losses) earnings of AMAK included in loss from discontinued operations, net of tax, on the consolidated statements of operations for the three and nine months ended September 30, 2019, and 2018, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(thousands of dollars)		(thousands of dollars)
AMAK Net Loss	$(3,843)	$(4,390)	$(6,318)	$(5,036)
Percentage of Ownership	33.29%	33.41%	33.29%	33.41%

Company's share of loss reported by AMAK	$(1,279)	$(1,467)	$(2,103)	$(1,682)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	1,010	1,010
Equity in (losses) earnings of AMAK	$(942)	$(1,130)	$(1,093)	$(672)

For additional information, see Note 10, "Investment in Al Masane Al Kobra Mining Company ("AMAK")" to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2018.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $32,000 and $25,000 were incurred during the three months and $82,000 and $75,000 during the nine months ended September 30, 2019 and 2018, respectively, from our Director, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a three year consulting agreement was entered into with Mr. Carter in July 2015. In March 2019, a new consulting agreement was entered into with Mr. Carter effective through December 31, 2019.

18. COMMITMENTS AND CONTINGENCIES

Guarantees

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan (the "Loan") to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million). The term of the Loan was originally through June 2019. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate guarantees; as a result, our guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The Loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. On July 8, 2018, the Loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due in 2019 is 30.0 million Saudi Riyals (US$8.0 million). The total amount outstanding on the Loan at September 30, 2019, was 290.0 million Saudi Riyals (US$77.3 million). See additional discussion including the release of the guarantee in connection with the AMAK sale in Note 19.

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

Supplier Agreements

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses for the three months ended September 30, 2019, and 2018, were $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2019, and 2018, were $0.3 million and $0.7 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.2 million and $0.1 million for the three months ended September 30, 2019, and 2018 and for the nine months ended September 30, 2019, and 2018, were $0.7 million and $0.4 million, respectively.

19. SUBSEQUENT EVENTS
Pursuant to a Share Sale and Purchase Agreement (the “Purchase Agreement”) that was effective as of October 2, 2019, the Company has agreed to sell its entire 33.3% equity interest in AMAK, to AMAK and certain other existing shareholders of AMAK (collectively, the “Purchasers”) for an aggregate gross purchase price (before taxes and transaction expenses) of SAR 264.7 million (or approximately US$70 million), which will be payable in US Dollars. The Purchasers have advanced 5% of the purchase price (or approximately $3.5 million) in the form of a non-refundable deposit, which was a condition to the effectiveness of the Purchase Agreement. As of September 30, 2019, deposits of approximately $2.2 million were received and recorded as a reduction in our investment in AMAK. The remainder of the deposits (approximately $1.3 million) were received subsequent to September 30, 2019.
The Purchase Agreement contains various representations, warranties and indemnity obligations of the Company and the Purchasers, including the release of the Company's guarantee as described in Note 18. The Purchase Agreement also contains certain termination rights of the Company, including if closing does not occur by November 25, 2019. The transaction is expected to close in the fourth quarter of 2019, subject to receipt of certain governmental approvals and other customary closing conditions.
On October 29, 2019 the Company experienced a severe weather event at the Specialty Petrochemicals facility in Silsbee, Texas, resulting in a plant shutdown and significant damage to one of the feedstock tanks. The plant returned to operation November 7, 2019. The Company is determining the financial impact of recovery costs and expects some loss of sales volumes.
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

Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to: general economic conditions domestically and internationally; insufficient cash flows from operating activities; difficulties in obtaining financing; outstanding debt and other financial and legal obligations; lawsuits; competition; industry cycles; feedstock, product and mineral prices; feedstock availability; technological developments; regulatory changes; environmental matters; foreign government instability; foreign legal and political concepts; foreign currency fluctuations; not completing, or not completely realizing the anticipated benefits from, the sale of our equity interest in AMAK; receipt and timing of necessary governmental approvals for the sale of our equity interest in AMAK; and other risks detailed in this report, in our latest Annual Report on Form 10–K, including but not limited to Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and in our other filings with the SEC.

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

Review of Third Quarter 2019 Results

We reported third quarter 2019 net income of $0.6 million, up from net loss of $1.6 million in the third quarter of 2018. Diluted earnings per share are $0.02 for 2019, up from a loss per share of $(0.06) in 2018. Sales volume of our Specialty Petrochemicals products decreased 4.8%, and sales revenue from our Specialty Petrochemicals products decreased 13.6% as compared to the third quarter 2018. Specialty Petrochemical sales volume declined due to lower Prime product sales which declined 3.0% compared to third quarter 2018. Specialty Waxes sales revenue was down 15.9% compared to the third quarter 2018.

Consolidated Adjusted EBITDA from continuing operations was $4.9 million, for the third quarter of 2019, compared with consolidated Adjusted EBITDA from continuing operations of $3.1 million, in the third quarter of 2018. Consolidated Adjusted EBITDA from continuing operations increased due to substantially better performance in our Specialty Petrochemicals segment as a result of lower feedstock costs, lower operating expenses and improved plant operations. This was partially offset by weaker performance in our Specialty Waxes business.

Non-GAAP Financial Measures

We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures of EBITDA from continuing operations and Adjusted EBITDA from continuing operations and provide reconciliations from our most directly comparable GAAP financial measures to those measures.

We believe these financial measures provide users of our financial statements with supplemental information that may be useful in evaluating our operating performance. We also believe that such non-GAAP measures, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure. These measures are not measures of financial performance or liquidity under GAAP and should be considered in addition to, and not as a substitute for, analysis of our results under GAAP.

EBITDA from continuing operations and Adjusted EBITDA from continuing operations: We define EBITDA from continuing operations as net income from continuing operations plus interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations plus stock-based compensation, plus restructuring and severance expenses, plus losses on extinguishment of debt, and plus or minus gains or losses on acquisitions.

The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	Three Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$6,278	$(2,071)	$(3,626)	$581
Loss from discontinued operations, net of tax	—	—	(1,002)	(1,002)
Income (Loss) from continuing operations	$6,278	$(2,071)	$(2,624)	$1,583
Interest	895	316	—	1,211
Taxes	803	—	(565)	238
Depreciation and amortization	171	24	13	208
Depreciation and amortization in cost of sales	1,729	1,524	1	3,254
EBITDA from continuing operations	$9,876	$(207)	$(3,175)	$6,494
Stock-based compensation	—	—	415	415
Adjusted EBITDA from continuing operations	$9,876	$(207)	$(2,760)	$6,909

	Three Months Ended September 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$2,504	$(1,239)	$(2,874)	$(1,609)
Loss from discontinued operations, net of tax	—	—	(893)	(893)
Income (Loss) from continuing operations	$2,504	$(1,239)	$(1,981)	$(716)
Interest	659	265	—	924
Taxes	372	—	(608)	(236)
Depreciation and amortization	165	24	16	205
Depreciation and amortization in cost of sales	2,486	1,327	—	3,813
EBITDA from continuing operations	$6,186	$377	$(2,573)	$3,990
Stock-based compensation	—	—	630	630
Loss on extinguishment of debt	—	—	315	315
Adjusted EBITDA from continuing operations	$6,186	$377	$(1,628)	$4,935

	Nine Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$17,086	$(5,623)	$(6,727)	$4,736
Loss from discontinued operations, net of tax	—	—	(1,120)	(1,120)
Income (Loss) from continuing operations	$17,086	$(5,623)	$(5,607)	$5,856
Interest	3,143	967	1	4,111
Taxes	3,006	—	(1,594)	1,412
Depreciation and amortization	512	72	45	629
Depreciation and amortization in cost of sales	7,387	4,223	1	11,611
EBITDA from continuing operations	$31,134	$(361)	$(7,154)	$23,619
Stock-based compensation	—	—	973	973
Adjusted EBITDA from continuing operations	$31,134	$(361)	$(6,181)	$24,592

	Nine Months Ended September 30, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$10,402	$(2,926)	$(4,518)	$2,958
Loss from discontinued operations, net of tax	—	—	(531)	(531)
Income (Loss) from continuing operations	$10,402	$(2,926)	$(3,987)	$3,489
Interest	1,892	802	(77)	2,617
Taxes	2,387	—	(1,533)	854
Depreciation and amortization	492	68	32	592
Depreciation and amortization in cost of sales	5,528	3,952	—	9,480
EBITDA from continuing operations	$20,701	$1,896	$(5,565)	$17,032
Stock-based compensation	—	—	1,002	1,002
Loss on extinguishment of debt	—	—	315	315
Adjusted EBITDA from continuing operations	$20,701	$1,896	$(4,248)	$18,349

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2019	December 31, 2018	September 30, 2018
Days sales outstanding in accounts receivable	35.5	34.4	38.1
Days sales outstanding in inventory	18.4	21.0	22.8
Days sales outstanding in accounts payable	14.1	24.2	17.0
Days of working capital	39.8	31.1	43.9

Our days sales outstanding in accounts receivable at September 30, 2019 was 35.5 days compared to 34.4 days at December 31, 2018, driven by slightly higher Specialty Petrochemicals sales volumes in the quarter. Our days sales outstanding in inventory decreased by approximately 2.6 days from December 31, 2018. Our days sales outstanding in accounts payable decreased due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons discussed.

Cash increased $2.4 million during the nine months ended September 30, 2019, as compared to a decrease of $1.7 million for the nine months ended September 30, 2018.

The change in cash is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$20,249	$11,110
Investing activities	(4,254)	(19,204)
Financing activities	(13,573)	6,358
Increase (Decrease) in cash	$2,422	$(1,736)
Cash	$9,157	$1,292

Operating Activities
Cash provided by operating activities totaled $20.2 million for the first nine months of 2019, $9.1 million higher than the corresponding period in 2018. For the first nine months of 2019 net income increased by approximately $1.8 million as compared to the corresponding period in 2018. Major non-cash items affecting 2019 income in the first nine months of 2019 included increases in depreciation and amortization of $12.3 million, deferred taxes of $1.3 million and stock-based compensation of $0.9 million. Major non-cash items affecting 2018 income in the first nine months of 2018 included increases in deferred taxes of $1.1 million and depreciation and amortization of $10.0 million.

Additional factors leading to an increase in cash provided by operating activities included:

•
Trade receivables decreased approximately $1.6 million. This was due to a decrease in revenues in the third quarter 2019 of $6.7 million, or nearly 9.6%, as compared with the second quarter 2019. Revenues in the third quarter 2018 increased $5.3 million from the second quarter 2018.

•
Inventories decreased approximately $3.3 million driven by lower inventory in transit primarily due to lower sales to the Canadian oil sands and an overall decrease in value of inventory due to lower feedstock prices. Additionally, our Specialty Wax segment was constrained by disruptions of wax feed supply from a key supplier, resulting in increased sales of existing inventory.

•
In the first nine months of 2019, we did not have a change in taxes receivable. In the same period of 2018, we collected outstanding taxes receivable of $4.3 million related to prior periods and R&D credits.

•
Accounts payable and accrued liabilities decreased $6.0 million primarily due to payment for the Advanced Reformer unit catalyst replacement which was completed in December 2018, severance payments and payment for supplemental wax feed.

Investing Activities

Cash used in investing activities during the first nine months of 2019 was approximately $4.3 million, representing a decrease of approximately $15.0 million from the corresponding period of 2018. During the first nine months of 2019, the primary use of capital expenditures was for Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC. This was offset by $1.3 million of proceeds received from AMAK for the repurchase of shares as discussed in Note 10 on our Annual Report on Form 10-K for the year ending December 31, 2018. In addition, $2.2 million related to the deposit was received in connection with the sale of our investment in AMAK discussed in Note 16. Our foreign tax liability resulting from AMAK's share repurchase program was $0.9 million. The cash to pay these taxes was withheld from the proceeds and paid directly by AMAK. As such, net cash received from AMAK was $0.4 million. During the first nine months of 2018, we had capital expenditures related to the hydrogenation/distillation unit and the Advanced Reformer unit along with various other facility improvements.

Financing Activities

Cash used in financing activities during the first nine months of 2019 was approximately $13.6 million versus cash provided by financing activities of $6.4 million during the corresponding period of 2018. During 2019, we made principal payments on our outstanding credit facilities of $15.3 million. We drew $2.0 million on our line of credit for working capital purposes during the first nine months of 2019. During 2018, we made principal payments on our acquisition loan of $3.5 million, our term debt of $0.7 million, and our line of credit facility of $8.1 million. We drew $18.2 million on our line of credit in the first nine months of 2018 to fund ongoing capital projects.

Subsequent to September 30, 2019, we made an optional principal payment of $5.0 million against the Revolving Facility, reducing the outstanding amount from $8.0 million to $3.0 million.

Anticipated Cash Needs

We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our ARC Agreement.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Specialty Petrochemicals Segment

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	$53,277	$61,675	$(8,398)	(13.6)%
Processing	1,208	2,056	(848)	(41.2)%
Gross Revenue	$54,485	$63,731	$(9,246)	(14.5)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	20,523	21,564	(1,041)	(4.8)%
Prime Product Sales	16,431	16,986	(555)	(3.3)%

Cost of Sales	$44,206	$57,156	(12,950)	(22.7)%
Gross Margin	18.9%	10.3%		8.6%
Total Operating Expense*	17,248	18,673	(1,425)	(7.6)%
Natural Gas Expense*	1,000	1,265	(265)	(20.9)%
Operating Labor Costs*	3,619	4,837	(1,218)	(25.2)%
Transportation Costs*	6,997	7,126	(129)	(1.8)%
General & Administrative Expense	2,659	2,893	(234)	(8.1)%
Depreciation and Amortization**	1,900	2,651	(751)	(28.3)%
Capital Expenditures	2,163	2,562	(399)	(15.6)%
* Included in cost of sales
**Includes $1,729 and $2,486 for 2019 and 2018, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the third quarter 2019 from the third quarter 2018 by 14.5% primarily due to an 4.8% decrease in sales volume, a 9.2% decline in average selling price due mainly to lower feedstock costs and lower processing revenues.

Specialty Petrochemicals Product Sales

Specialty Petrochemicals product sales declined approximately 13.6% during the third quarter 2019 from the third quarter 2018 mainly due to lower product prices for prime products and by-products. Lower prices were primarily driven by lower feedstock costs. Prime product sales volume declined about 3.3% compared to the third quarter of 2018. Compared to the second quarter of 2019 prime product volume declined about 7.3% or about 1.3 million gallons primarily due to lower sales to the Canadian oil sands, and an unplanned outage at a major customer. The sales outlook to the Canadian oil sands continues to remain uncertain due to the government mandated crude production curtailments in Canada and the crude oil pricing environment. Also, we expect a decline in sales demand due to typical market seasonality in many of end-use markets.

By-product sales volumes in third quarter 2019 declined 10.6% from third quarter 2018. By-product sales volume increased 10.1% from second quarter 2019 due to an increase in feed to the Advanced Reformer unit which produces by-products. In the second quarter 2019 feed to the Advanced Reformer was diverted to maximize prime product production to meet certain customer needs . It should be noted that by-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 22.4% of total Specialty Petrochemicals volume in the third quarter of 2019, from 21.5% in the third quarter 2018. Foreign sales volume includes sales to the Canadian oil sands.

Processing

Processing revenues decreased approximately $0.8 million or 41.2% in the third quarter 2019 from the third quarter 2018 primarily due to the termination of a customer contract in the fourth quarter 2018.

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

Cost of Sales declined 22.7% during the third quarter 2019 from the third quarter 2018. The decline of approximately $13 million in cost of sales was largely due to lower feedstock costs. Benchmark Mount Belvieu natural gasoline feedstock price declined 31% from $1.54 per gallon in the third quarter of 2018 to $1.06 per gallon in the third quarter of 2019. Compared to the second quarter of 2019 benchmark Mount Belvieu natural gasoline feedstock price for the third quarter 2019 declined 12%. Natural gasoline feedstock pricing historically has been volatile. We sell our prime products under both formula-based pricing, where feedstock costs are passed through to the customer, and spot or non-formula-based pricing, which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products.

The gross margin percentage for the Specialty Petrochemicals Segment increased from 10.3% in the third quarter of 2018 to 18.9% in the third quarter of 2019 driven by lower feedstock costs, lower operating expenses and improved margins over feed for by-products.

Total Operating Expense

Total Operating Expense decreased $1.4 million, or 7.6%, during the third quarter 2019 from 2018. There were several key drivers for the decrease, including lower labor costs, lower natural gas costs and lower transportation costs. Labor costs were lower mainly due to the cost reduction program implemented at SHR in December 2018.

Capital Expenditures

Capital expenditures in the third quarter 2019 were approximately $2.2 million compared to $2.6 million in the third quarter of 2018. Following the completion of the Advanced Reformer unit in the second quarter of 2018, capital expenditures mainly include routine plant maintenance and environmental, health and safety (EH&S) projects.

Specialty Waxes Segment

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Product Sales	$5,834	$6,938	$(1,104)	(15.9)%
Processing	2,396	2,799	(403)	(14.4)%
Gross Revenue	$8,230	$9,737	$(1,507)	(15.5)%

Volume of specialty wax sales (thousand pounds)	8,649	9,055	(406)	(4.5)%

Cost of Sales	$8,879	$9,470	$(591)	(6.2)%
Gross Margin (Loss)	(7.9)%	2.7%		(10.6)%
General & Administrative Expense	1,071	1,180	(109)	(9.2)%
Depreciation and Amortization*	1,548	1,351	197	14.6%
Capital Expenditures	$361	$1,094	$(733)	(67.0)%
*Includes $1,524 and $1,327 for 2019 and 2018, respectively, which is included in cost of sales

Product Sales

For the Specialty Wax Segment Product sales revenue decreased 15.9% during the third quarter 2019 from the third quarter 2018 as specialty wax sales volume declined 4.5%. Wax sales were constrained by disruptions of wax feed supply from a key suppliers as they experienced their own operating difficulties. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast. Customer demand in the third quarter was strong and our sales remained limited by wax feed supply.

Processing

Processing revenues declined 14.4% or about $0.4 million during the third quarter 2019 from the third quarter 2018. The decrease was due to lower revenues from the hydrogenation/distillation unit as we work to improve the unit's reliability and lower demand from certain custom processing customers.

Cost of Sales

Cost of Sales were lower in the third quarter 2019 from the third quarter 2018 due to lower wax sales.

Depreciation

Depreciation for the third quarter 2019 was $1.49 million relatively flat from third quarter 2018.

Capital Expenditures

Capital Expenditures were approximately $0.4 million in the third quarter 2019 compared with $1.1 million in the third quarter of 2018.

Corporate Segment

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,670	$2,252	$418	18.6%

General corporate expenses increased during the third quarter 2019 from the third quarter 2018. The increase is primarily attributable to an increase in executive compensation accrual.

Investment in AMAK - Discontinued Operations

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Equity in (losses) earnings of AMAK	$(1,268)	$(1,130)	$(138)	12.2%

Equity in earnings (losses) of AMAK decreased during the third quarter 2019 from the third quarter 2018. The equity in earnings (losses) were impacted by increased selling, general and administrative expenses.

AMAK Summarized Income Statement

	Three Months Ended September 30,
	2019	2018
	(thousands of dollars)
Sales	$19,643	$19,877
Cost of sales	19,072	20,350
Gross profit	571	(473)
Selling, general, and administrative	3,557	2,736
Operating (loss) income	(2,986)	(3,209)
Other (expense) income	43	35
Finance and interest expense	(456)	(416)
Loss before Zakat and income taxes	(3,399)	(3,590)
Zakat and income taxes	444	800
Net Loss	$(3,843)	$(4,390)

Finance and interest expense	456	416
Depreciation and amortization	8,534	8,899
Zakat and income taxes	444	800
EBITDA	$5,591	$5,725

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 18,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the third quarter 2019 as compared to 17,000 dmt of copper and zinc concentrate in the third quarter 2018. Third quarter EBITDA was approximately $5.6 million, relatively flat compared to the third quarter 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Specialty Petrochemicals Segment

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	167,351	178,094	$(10,743)	(6.0)%
Processing	4,117	5,769	(1,652)	(28.6)%
Gross Revenue	$171,468	$183,863	$(12,395)	(6.7)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	64,438	64,586	(148)	(0.2)%
Prime Product Sales	51,801	50,729	1,072	2.1%

Cost of Sales	140,121	160,543	(20,422)	(12.7)%
Gross Margin	18.3%	12.7%		5.6%
Total Operating Expense*	53,983	51,597	2,386	4.6%
Natural Gas Expense*	3,636	3,841	(205)	(5.3)%
Operating Labor Costs*	10,918	13,351	(2,433)	(18.2)%
Transportation Costs*	21,405	21,528	(123)	(0.6)%
General & Administrative Expense	7,950	8,193	(243)	(3.0)%
Depreciation and Amortization**	7,899	6,020	1,879	31.2%
Capital Expenditures	5,002	16,374	(11,372)	(69.5)%
* Included in cost of sales
**Includes $7,387 and $5,528 for 2019 and 2018, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the first nine months of 2019 from the first nine months of 2018 by 6.7% primarily due to a decrease in the average selling price of Specialty Petrochemicals products of 5.8% and lower processing revenue of $1.7 million.

Specialty Petrochemicals Product Sales

Revenues from Specialty Petrochemicals product sales decreased 6.0% during the first nine months of 2019 from the first nine months of 2018. This was primarily due to a 5.8% decrease in average selling price as a result of lower feedstock pricing. Prime product sales volumes were up 2.1% or approximately 1.1 million gallons for the first nine months of 2019 compared to the same period in 2018. The increase in sales volume was mainly due to a large sale for supplier qualification at an oil sands customer. Average selling prices decreased as prices for both prime products and by-products declined in concert with lower feedstock costs. By-product margins increased for the first nine months of 2019 compared to first nine months of 2018 primarily as a result of steady and reliable operation of the Advanced Reformer unit which upgrades the by-product stream to higher value chemical products that are sold at higher prices than would be possible without the Advanced Reformer unit. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 24.1% of total Specialty Petrochemicals volume from 23.0% in the first nine months of 2018.

Processing

Processing revenues decreased $1.7 million or 28.6% in the first nine months of 2019 from the first nine months of 2018 due to the termination of a customer contract in the fourth quarter 2018.

Cost of Sales

Cost of Sales declined 12.7% during the first nine months of 2019 from the first nine months of 2018 due to the decrease in feedstock cost. For the first nine months of 2019 compared with the same period in 2018, benchmark Mount Belvieu natural gasoline feedstock price declined 24% from approximately $1.49 per gallon to $1.13 per gallon. We sell our prime products under both formula-based pricing where feedstock costs are passed through to the customer and spot or non-formula based pricing which do not have pricing formulas tied to feedstock costs. Formula-based pricing is used to sell the majority of our prime products.

The gross margin percentage for the Specialty Petrochemicals Segment increased from 12.7% in the first nine months of 2018 to 18.3% in the first nine months of 2019 driven by lower feedstock costs resulting in better product margins, significantly higher by-product margins primarily due to more reliable operation of the Advanced Reformer unit and lower labor costs as a result of the cost reduction program implemented at SHR in December 2018.

Total Operating Expense

Total Operating Expense increased 4.6% during the first nine months of 2019 from 2018.  Lower labor costs and lower other operating expenses were more than offset by $1.9 million increase in depreciation and amortization related to the Advanced Reformer unit which came on line in the third quarter of 2018.

Capital Expenditures

Capital Expenditures in the first nine months of 2019 were approximately $5.0 million compared to $16.4 million in the first nine months of 2018. The bulk of 2019 capital expenditures were related to modifications and improvements to the Advanced Reformer unit and natural gasoline feedstock pipeline maintenance work.

Specialty Waxes Segment

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Product Sales	$18,582	$20,755	$(2,173)	(10.5)%
Processing	7,191	8,863	(1,672)	(18.9)%
Gross Revenue	$25,773	$29,618	$(3,845)	(13.0)%

Volume of specialty wax sales (thousand pounds)	26,486	29,140	(2,654)	(9.1)%

Cost of Sales	$26,852	$27,814	$(962)	(3.5)%
Gross Margin (Loss)	(4.2)%	6.1%		(10.3)%
General & Administrative Expense	3,423	3,787	(364)	(9.6)%
Depreciation and Amortization*	4,295	4,020	275	6.8%
Capital Expenditures	$1,296	$2,716	$(1,420)	(52.3)%
*Includes $4,223 and $3,952 for 2019 and 2018, respectively, which is included in cost of sales

Product Sales

Product sales revenue decreased 10.5% during the first nine months of 2019 from the first nine months of 2018 as specialty wax sales volume declined 9.1%. Planned maintenance turnaround at our Pasadena facility in the first quarter of 2019, along with outages at multiple wax feed suppliers, constrained specialty wax production and thereby sales. In addition, in 2018 sales benefited from one-time sales of off-spec product that did not meet customer specifications. Customer demand during the first nine months of 2019 was strong and our sales remained limited by wax feed supply.

Processing

Processing revenues declined approximately $1.7 million during the first nine months of 2019 from the first nine months of 2018. The decrease was due to lower revenues from the hydrogenation/distillation unit as we work to improve the unit's reliability and lower demand from certain custom processing customers.

Cost of Sales

Cost of Sales decreased 3.5% or approximately $1.0 million during the first nine months of 2019 from the first nine months of 2018 as a result of lower wax sales and lower operating expenses.

Depreciation

Depreciation increased 6.8% during the first nine months of 2019 from the first nine months of 2018.

Capital Expenditures

Capital Expenditures were approximately $1.3 million in the first nine months of 2019 compared with $2.7 million in the first nine months of 2018.

Corporate Segment

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$7,159	$5,234	$1,925	36.8%

General corporate expenses increased approximately $1.9 million during the first nine months of 2019 from the first nine months of 2018. The increase is primarily attributable to the second quarter 2018 cancellation and reversal of stock compensation expense and other post-retirement benefits totaling approximately $1.5 million previously awarded to Mr. Hatem El Khalidi.

Investment in AMAK - Discontinued Operations

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(thousands of dollars)
Equity in (losses) earnings of AMAK	(1,418)	(672)	(746)	111.0%

Equity in earnings (losses) of AMAK decreased during the first nine months of 2019 from the first nine months of 2018. The equity in earnings (losses) were impacted by increased selling, general and administrative expenses.

AMAK Summarized Income Statement

	Nine Months Ended September 30, 2019
	2019	2018
	(thousands of dollars)
Sales	$60,873	$53,458
Cost of sales	55,804	49,411
Gross profit	5,069	4,047
Selling, general, and administrative	9,102	7,151
Operating income (loss)	(4,033)	(3,104)
Other income	396	70
Finance and interest expense	(1,349)	(1,201)
Loss before Zakat and income taxes	(4,986)	(4,235)
Zakat and income taxes	1,332	800
Net Loss	$(6,318)	$(5,035)

Finance and interest expense	1,349	1,201
Depreciation and amortization	23,604	24,881
Zakat and income taxes	1,332	800
EBITDA	$19,967	$21,847

AMAK continued to make progress in throughput rates, concentrate quality and recoveries. Approximately 49,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first nine months of 2019 as compared to 42,000 dmt of copper and zinc concentrate in the first nine months of 2018. EBITDA shows a decline of approximately $1.9 million compared to the first nine months of 2018 primarily due to increased cost of sales resulting from a change in inventory valuation methodology and one-time non-recurring expenses.

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

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. For the nine months ended September 30, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 1 – General and Note 8 – Leases in the accompanying condensed consolidated financial statements.

Recent and New Accounting Standards

See Note 1 and 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity. Our guarantee for AMAK's debt is considered an off balance sheet arrangement. Please see further discussion in Notes 16 and 19 to the Condensed Consolidated Financial Statements.

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

(b)
Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties in the Company's most recent Annual Report on Form 10–K are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

Consummation of the sale of the Company's equity interest in AMAK is subject to a number of closing conditions, including receipt certain governmental approvals, that may not be satisfied, and the closing of the sale may be delayed or the sale may not be completed as contemplated, or at all.

Although we have entered into the Purchase Agreement with respect to the sale of the Company's equity interest in AMAK to the Purchasers, we cannot guarantee when, or whether the sale will be completed. The closing of the sale is subject to closing conditions, including the receipt of certain governmental approvals from the Saudi Arabian Deputy Ministry for Mineral Resources and the SIDF (with respect to release of the Company's limited guarantee of the Loan (as described in Note 18)). If the closing conditions are not satisfied or waived (to the extent any such condition may be waived), in either a timely manner or at all, the closing of the sale may be delayed or may not be completed as contemplated, or at all, which could cause us not to realize some or all of the anticipated benefits of the transaction. In addition, the market price of the Company's common stock may reflect an assumption that the pending sale will occur and on a timely basis, and the failure to do so may result in a decline in the market price of the Company's common stock.

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

Exhibit Number	Description
2.1*	Share Sale and Purchase Agreement, dated as of September 22, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: November 8, 2019	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

