Form 10-K
period 2019-12-31
TRECORA RESOURCES
filed 2020-03-13
CIK 7039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2019 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)
Registrant's telephone number, including area code: (281) 980-5522
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	TREC	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value on June 30, 2019, of the registrant's voting securities held by non-affiliates was approximately $175 million.
Number of shares of registrant's Common Stock, par value $0.10 per share, outstanding as of March 2, 2020: 24,750,835.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10–K will be set forth in, and will be incorporated by reference from, the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 19, 2020 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019.

Item Number and Description

PART I

ITEM 1.   Business.

General
Trecora Resources (the "Company") was incorporated in the State of Delaware in 1967. The Company's principal business activities are the manufacturing of various specialty petrochemicals products and specialty waxes and the provision of custom processing services. Unless the context requires otherwise, references to "we," "us," "our," and the "Company" are intended to mean consolidated Trecora Resources and its subsidiaries.
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
On October 2, 2019, we announced that we had entered into a Share Sale and Purchase Agreement (as amended, the “Purchase Agreement”) pursuant to which we have agreed to sell our entire investment in AMAK. On January 16, 2020, the Purchase Agreement was amended to allow additional time for the parties to obtain certain required governmental approvals. The Amendment also provides that, if closing does not occur on or before March 31, 2020, and the Company determines in its sole discretion to further extend such date, then an amount equal to 50% of the approximately $3.5 million non-refundable deposit will be forfeited to the Company as liquidated damages and shall not be applied to the purchase price at closing. AMAK's historical financial results for the periods presented are reflected in our consolidated financial statements as discontinued operations. For further details, refer to Note 6 to the Consolidated Financial Statements.
The Company also has a 55% interest in Pioche Ely Valley Mines, Inc. ("PEVM"), a Nevada mining corporation, which presently does not conduct any substantial business activity but owns undeveloped properties in the United States.
In November 2019, PEVM entered into a sales contract which, upon completion of due diligence, may lead to liquidation of substantially all of its remaining assets. Upon closing of the sale, PEVM will be dissolved. Any proceeds from the sale will primarily be used to repay outstanding indebtedness of PEVM owed to the Company.
Business Segments
We operate in two business segments; the manufacturing of various specialty petrochemicals products and the manufacturing of specialty waxes.
Our specialty petrochemicals products segment is conducted through SHR, a Texas corporation. SHR owns and operates a specialty petrochemicals facility in Silsbee, Texas which produces high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry.   Our specialty petrochemicals products are typically transported to customers by rail car, tank truck, iso-container, and by ship. SHR owns all of the capital stock of GSPL, a Texas corporation, which owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum products pipeline owned by an unaffiliated third party. SHR also provides custom processing services at its Silsbee facility.
Our specialty waxes segment is conducted through TC, a Texas corporation, located in Pasadena, Texas which produces specialty polyethylene and poly alpha olefin waxes and provides custom processing services. The specialty polyethylene waxes are used in markets from paints and inks to adhesives, coatings, and PVC lubricants. The highly specialized synthetic poly alpha olefin waxes are used in applications such as toner in printers and as additives for candles. These waxes are sold in solid form as pastilles or, for large adhesive companies, in bulk liquid form.
See Note 17 to the Consolidated Financial Statements for more information.

United States Specialty Petrochemicals Operations
SHR's specialty petrochemicals facility is located in Silsbee, Texas approximately 30 miles north of Beaumont and 90 miles east of Houston. The base SHR facility consists of five operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Advanced Reformer unit; and (v) an Isomerization Unit. In addition to the base plant, SHR operates three proprietary chemical production facilities for toll processing customers. The Penhex Unit currently has the permitted capacity to process approximately 11,000 barrels per day of fresh feed. The Reformer Unit, the Advanced Reformer unit, and the Cyclo-Pentane Unit further process streams produced by the Penhex Unit.
The facility generally consists of equipment commonly found in most petrochemical facilities such as fractionation towers and hydrogen treaters, except the facility is adapted to produce specialized products that are high purity and very consistent with precise specifications that are utilized in the petrochemical industry as solvents, additives, blowing agents and cooling agents.
In 2015, we constructed and started up D Train, a new Penhex production unit at our Silsbee facility. The D Train expansion increased our capacity by approximately 6,000 barrels per day of fresh feed. Our present total capacity is 13,000 barrels per day of fresh feed; however, we are currently only permitted to process 11,000 barrels per day. During 2018, we constructed a 4,000 barrels per day Advanced Reformer unit to increase our capability to upgrade by-products produced from the PenHex Unit and to provide security of hydrogen supply to the plant. We believe we have sufficient pentane capacity to maintain our share of market growth for the foreseeable future.
The Advanced Reformer, Reformer and Isomerization units are operated as needed to support the Penhex and Cyclo-pentane Units. Consequently, utilization rates of these units are driven by production from the Penhex Unit.
Operating utilization rates are affected by product demand, raw material composition, mechanical integrity, and unforeseen natural occurrences, such as weather events. The nature of the petrochemical process demands periodic shut-downs for decoking and other mechanical repairs.
In support of the specialty petrochemicals operation, we own approximately 100 storage tanks with total capacity approaching 285,000 barrels, and 127 acres of land at the plant site, 92 acres of which are developed. We also own a truck and railroad loading terminal consisting of storage tanks, nine rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 33 acres are developed.
We obtain substantially all our feedstock from a sole supplier. The agreement is primarily a logistics arrangement whereby the supplier buys or contracts for feedstock material and utilizes their tank and pipeline connections to transport into our pipeline. A contract was signed in August 2015 with a seven year term with subsequent one year renewals unless canceled by either party with 180 days' notice.
GSPL owns and operates two 8-inch diameter pipelines and five 4-inch diameter pipelines, aggregating approximately 70 miles in length connecting SHR's facility to (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party. All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.
We sell our products predominantly to large domestic and international companies. Products are marketed via personal contact and through continued long term relationships. Sales personnel visit customer facilities regularly and also attend various petrochemical conferences throughout the world. We also provide information about our products and services through our website. We utilize both formula and non-formula based pricing depending upon a customer's requirements and competitive situtations. Under formula pricing the price charged to the customer is primarily based on a formula which includes as a component the average cost of feedstock over the prior month. With this pricing mechanism, product prices move in conjunction with feedstock prices. However, because the formulas use an average feedstock price from the prior month, the movement of prices will trail the movement of costs, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold. In addition, while formula pricing can reduce product margins during periods of increasing feedstock costs, during periods of decreasing feedstock costs formula pricing will follow feed costs down but will retain higher margins during the period by trailing the movement of costs by approximately 30 days. See additional discussion of concentration of revenue and corresponding receivables as disclosed in Note 3 to the Consolidated Financial Statements.

United States Specialty Waxes Operations
TC is a leading manufacturer of specialty waxes and also provides custom processing services from its 27.5 acre plant located in Pasadena, Texas. TC provides custom manufacturing, hydrogenation, distillation, blending, forming and packaging of finished and intermediate products and wax products for coatings, hot melt adhesives and lubricants. Situated near the Houston Ship Channel, the facility allows for easy access to international shipping and direct loading to rail or truck. The location is within reach of major chemical pipelines and on-site access to a steam pipeline and dedicated hydrogen line create a platform for expansion of both wax production capacity and custom processing capabilities. We manufacture a variety of hard, high melting point, low to medium viscosity polyethylene wax products along with a wide range of other waxes and lubricants. These products are used in a variety of applications including: performance additives for hot melt adhesives; penetration and melting point modifiers for paraffin and microcrystalline waxes; lubrication and processing aides for plastics, PVC, rubber; and dry stir-in additives for inks. In oxidized forms, applications also include use in textile emulsions.
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
In November 2019, PEVM entered into a sales contract which, upon completion of due diligence, may lead to liquidation of substantially all of its remaining assets. Upon closing of the sale, PEVM will be dissolved. Any proceeds from the sale will primarily be used to repay outstanding indebtedness of PEVM owed to the Company.
Environmental
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements.
In 1993 during remediation of a small spill area, the Texas Commission on Environmental Quality ("TCEQ") required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco and others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR's acquisition of the property. The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery process was initiated in June 1998 and approximately $53,000 was spent setting up the system. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this. The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank. The material recovered from under the original SHR site is accumulated and sold as a by-product. Approximately 78, 144, and 80 barrels were recovered during 2019, 2018, and 2017, respectively. The recovered material had a value of approximately $4,100, $5,800, and $4,200 during 2019, 2018, and 2017, respectively. Consulting engineers estimate that as much as 20,000 barrels of recoverable material may be available to us for use in our process or for sale. The final volume present and the ability to recover it are both highly speculative issues due to the area over which it is spread and the fragmented nature of the pockets of hydrocarbon. We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred. The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.
Personnel
The number of our regular, U.S. based employees was 270, 280, and 324 for the years ended December 31, 2019, 2018, and 2017, respectively. Of these employees, none are covered by collective bargaining agreements. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs. Our workforce has decreased primarily due to completion of capital projects at our facilities including a workforce downsizing at SHR in December 2018.

Competition
The specialty petrochemicals, specialty waxes, and mining industries are highly competitive. There is competition within the industries and also with other industries in supplying the needs of both industrial and individual consumers. We compete with other firms in the sale or purchase of needed goods and services and employ all methods of competition which are lawful and appropriate for such purposes. See further discussion in Part I, Item 1A. Risk Factors.
Investment in AMAK
As of December 31, 2019, we owned a 33% interest in AMAK.
Location, Access and Transportation.
The facility site is located in Najran province in southwestern Saudi Arabia. Najran, the capital of the province of the same name, is approximately 700 km southeast of Jeddah. The site is located 145 km northwest of Najran, midway between the outpost of Rihab and the district town of Sufah. A modern, paved highway extends from Najran through the town of Habuna passing by the project site and on to Sufah. Another modern, paved highway extends west from the town of Tirima approximately 30 km to the Asir provincial line, becomes a four-lane divided highway, and intersects with a highway leading to Khamis Mushait and Abha. A joining highway then extends down the western slope of the Sarawat mountains to the coastal highway which follows the coast south to the Port of Jazan. The latter is the route AMAK's trucks carry concentrate to the port for export.
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
Description of Current Property Condition.
The AMAK facility includes an underground mine, ore-treatment plant and related infrastructures. The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities. Related infrastructure includes a 300 man capacity camp for single status accommodation for expatriates and Saudi Arabian employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 15 megawatts, potable water supply primarily from an underground aquifer, sewage treatment plant and an assay laboratory. The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities. The above-ground ore processing facility became fully operational during the second half of 2012. Late in the fourth quarter of 2015, AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations. The plant resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality has continued to improve since.
AMAK shipped approximately 65,000, 58,000, and 28,000 metric tons of copper and zinc concentrate to outside smelters during 2019, 2018, and 2017, respectively. In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015. The precious metals circuit was recommissioned in the fourth quarter of 2017 and produced commercial quantities of gold and silver bearing doré in 2018.
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
Route 1220
International Border
Other Road

Accounting Treatment of Investment in AMAK.
We have significant influence over the operating and financial policies of AMAK and therefore, account for it using the equity method. We have three representatives on the Board of Directors of AMAK. Two representatives serve on the Audit Committee, one as Chair, and the third representative serves as Chair on the Commercial Committee of AMAK. AMAK is effectively self-operating under a new, experienced management team. See Note 6 to the Consolidated Financial Statements.
We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that indicate that the carrying amount of the investment might not be recoverable. To perform our assessment we consider operating results, recoverable ore reserves, and mineral prices.

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
ITEM 1A.   Risk Factors.
We are subject to a variety of risks inherent in the global specialty petrochemicals, specialty waxes and mining (due to our investment in AMAK) businesses. Many of these risk factors are not within our control and could adversely affect our business, results of operations or our financial condition.
Consummation of the sale of the Company's equity interest in AMAK is subject to a number of closing conditions, including receipt of certain governmental approvals, that may not be satisfied, and the closing of the sale may be delayed or the sale may not be completed as contemplated, or at all.
We have entered into the Purchase Agreement with AMAK and certain other existing shareholders of AMAK (collectively, the “Purchasers”) pursuant to which we have agreed to sells our 33.3% equity interest in AMAK to the Purchasers. However, we cannot guarantee when, or whether the sale will be completed. The closing of the sale is subject to closing conditions, including the receipt of certain governmental approvals from the Saudi Arabian Deputy Ministry for Mineral Resources and the SIDF (with respect to release of our limited guarantee of the Loan (as described in Note 14 to the Consolidated Financial Statements)). If the closing conditions are not satisfied or waived (to the extent any such condition may be waived), in either a timely manner or at all, the closing of the sale may be delayed or may not be completed as contemplated, or at all, which could cause us not to realize some or all of the anticipated benefits of the transaction. In addition, the market price of our common stock may reflect an assumption that the pending sale will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common stock.
We rely on a limited number of customers, including one customer that represented more than 10% of our consolidated revenue in 2019. A significant change in customer relationships or in customer demand for our products could materially adversely affect our results of operations, financial condition and cash flows.
We rely on a limited number of customers. Our largest customer, ExxonMobil and its affiliates, represented approximately 15.0% of our consolidated revenues in 2019. A significant reduction in sales to any of our key customers could materially adversely affect our results of operations, financial condition and cash flows, and could result from our key customers further diversifying their product sourcing, experiencing financial difficulty or undergoing consolidation.
Our industry is highly competitive, and we may lose market share to other producers of specialty petrochemicals, specialty waxes or other products that can be substituted for our products, which may adversely affect our results of operations, financial condition and cash flows.
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
We use polyethylene waxes in our specialty waxes segment and use additional non-primary raw materials in the production of our products in the specialty petrochemicals segment and specialty waxes segment. Suppliers may not be able to meet our raw material requirements and we may not be able to obtain substitute supplies from alternative suppliers in sufficient quantities, on economic terms, or in a timely manner. A lack of timely availability of our raw materials in the quantities we require to produce our products could result in our inability to meet customer demand and could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our results of operations are directly affected by the cost of raw materials. Since the cost of these primary raw materials comprise a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural gas and crude oil. Moreover, the price of raw materials may also be impacted by other external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, health epidemics or pandemics, civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials or changes in laws or regulations in any of the countries in which we have significant suppliers. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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
Additionally, in connection with any extraordinary transaction we consummate, we many not fully realize all of the anticipated synergies and other benefits we expect to achieve (on our expected timeframe, or at all), and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, managing extraordinary transactions requires varying levels of management and employee resources, which may divert our attention from other business operations. We may also face additional challenges and costs after the consummation of the transaction, including those related to integrating or restructuring our operations, information management and other technology systems, while carrying on our ongoing business.
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
Our industry is subject to extensive laws and evolving regulations related to the protection of the environment. These laws and regulations have tended to become more stringent over time, continue to increase in both number and complexity and affect our operations with respect to, among other things: the discharge of pollutants into the environment; emissions into the atmosphere (including greenhouse gas emissions); and restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste. We are also subject to laws and regulations that require us to operate and maintain our facilities to the satisfaction of applicable regulatory authorities. In addition, failure to comply with these laws or regulations, or failure to obtain required permits from applicable regulatory authorities, may expose us to fines, penalties or interruptions in operations. To the extent these capital expenditures or operating costs are not ultimately reflected in the prices of our products and services, or that we are subject to fines, penalties or other interruptions in our operations, our business, results of operations, financial condition and cash flows may be adversely affected.
If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements, which may adversely affect our results of operations, financial condition and cash flows.
Our industry and the markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products, adopt new or different risk profiles, or require new technological and increased performance specifications that would require us to develop customized products. Our future growth and profitability will depend on our ability to maintain or enhance technological capabilities, develop and market products and applications that meet changing customer requirements and successfully anticipate or respond to technological changes in a cost effective and timely manner. Our inability to maintain a technological edge, innovate and improve our products could cause a decline in the demand and sales of our products and adversely affect our results of operations, financial condition and cash flows.
Conditions in the global economy may adversely affect our results of operations, financial condition and cash flows.
The demand for our products have historically correlated closely with general economic growth rates. The occurrence of recessions or other periods of low or negative growth will typically have a direct adverse impact on our results of operations, financial condition and cash flows. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, weather and national disasters or health epidemics and pandemics also impact the demand for our products. Economic conditions that impair the functioning of financial markets and financial institutions also pose risks to us, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to us.
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

•	data privacy regulations;

•	risk of non-compliance with the U.S. Foreign Corrupt Practices Act or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	risk of nationalization of private enterprises by foreign governments (including the risk that AMAK's mining and exploration leases may be terminated by the Saudi Ministry of Petroleum and Minerals);

•	foreign currency exchange restrictions and fluctuations;

•	the outbreak of global or regional health epidemics or pandemics;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

•	fluctuations in freight costs and disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.
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
Domestic or international natural disasters or other severe weather events, health epidemics or pandemics or terrorist attacks may disrupt our operations or those of our customers or suppliers, decrease demand for our products or otherwise have an adverse impact on our business.
Chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks (including both physical attacks and cyber–attacks) than other possible targets in the U.S. Moreover, extraordinary events such as natural disasters, other severe weather events or global or local health epidemics or pandemics could result in significant damage to our facilities and/or disruption of our operations and may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although their occurrence can be expected to continue to adversely impact the economy in general and our specific markets.
The resulting damage from a natural disaster, other severe weather events or terrorist attack could include loss of life, property damage or site closure. Several of our facilities are located in regions where natural disasters and other severe weather events have previously disrupted, and may in the future disrupt, our ability to manufacture and deliver products from certain facilities. Any damage resulting in stoppage or reduction of our facilities’ production capacity could reduce our revenues and any unanticipated capital expenditures to repair such damage (to the extent not covered by our insurance policies) may reduce profitability. Any, or a combination, of these factors could also adversely impact our results of operations, financial condition and cash flows.
In addition, global or local heath epidemics and pandemics may result in disruption of our operations or those of our customers or suppliers. For example, the COVID-19 (commonly referred to as the coronavirus) outbreak originating in China at the beginning of 2020 has resulted in closures, quarantines, travel restrictions and extended shutdown of certain businesses in regions in which we operate and could also substantially interfere with general commercial activity related to our supply chain and customer base. This could have a material adverse effect on our results of operations, financial condition and cash flows. At this point, the extent of the impact on our results as a result of the coronavirus outbreak is uncertain.
Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products and services.
Increased information systems security threats and more sophisticated, targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data, operations, and communications. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, and communications or customer data, having our business operations interrupted and increased costs to prevent, respond to, or mitigate these cyber security threats. Any significant disruption or slowdown of our systems could cause customers to cancel orders or standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial condition and cash flows.
Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.
Factors that could materially affect our future effective tax rates include but are not limited to:

•	changes in tax laws or the regulatory environment;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.
We are subject to income taxes and state taxes in the U.S. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different to that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, our results of operations, financial condition and cash flows could be adversely affected.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi–territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Company completed its analysis of the impact of the Tax Act and has finalized all estimates previously considered provisional under Staff Accounting Bulletin 118 in the fourth quarter of 2018. The changes in tax law under the Tax Act are complex and regulations governing the implementation continue to be issued. While the Company believes it has correctly accounted for the impact of the Tax Act, guidance continues to be issued and may differ from our interpretation based on existing facts and circumstances.
We are subject to examination by federal and state tax authorities. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results.
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
During 2017, we implemented a new ERP system at our specialty petrochemicals facility in order to better manage our business, and we continue to implement additional improvements to the system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time. If we do not effectively implement changes to ERP system, or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting (including our disclosure controls and procedures), and our business and results of operations.
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
In addition, the ARC Agreement (as defined herein) also has financial covenants that require TOCCO to maintain a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement). See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources."

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
As of December 31, 2019, we had $3 million in borrowings outstanding under our revolving credit facility (the "Revolving Facility") and $80.9 million in borrowings outstanding under our term loan facility (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). Pursuant to the terms of the amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") governing the Credit Facilities, we also have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to lenders acceptance of the increased commitment and other conditions.
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
ITEM 1B.   Unresolved Staff Comments.
None.

ITEM 2. Properties.
United States Specialty Petrochemicals Facility
SHR's specialty petrochemicals facility is located in Silsbee, Texas approximately 30 miles north of Beaumont and 90 miles east of Houston. The base SHR facility consists of five operating units which, while interconnected, make distinct products through differing processes: (i) a Penhex Unit; (ii) a Reformer Unit; (iii) a Cyclo-pentane Unit; (iv) an Advanced Reformer unit; and (v) an Isomerization Unit. In addition to the base plant, SHR operates three proprietary chemical production facilities for toll processing customers. The Penhex Unit currently has the permitted capacity to process approximately 11,000 barrels per day of fresh feed. The Reformer Unit, the Advanced Reformer unit, and the Cyclo-Pentane Unit further process streams produced by the Penhex Unit.
In 2015, we constructed and started up D Train, a new Penhex production unit at our Silsbee facility. The D Train expansion increased our capacity by approximately 6,000 barrels per day of fresh feed. Our present total capacity is 13,000 barrels per day of fresh feed; however, we are currently only permitted to process 11,000 barrels per day. During 2018, we constructed a 4,000 barrels per day Advanced Reformer unit to increase our capability to upgrade by-products produced from the PenHex Unit and to provide security of hydrogen supply to the plant.
In support of the specialty petrochemicals operation, we own approximately 100 storage tanks with total capacity approaching 285,000 barrels, and 127 acres of land at the plant site, 92 acres of which are developed. We also own a truck and railroad loading terminal consisting of storage tanks, nine rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 33 acres are developed. As a result of various expansion programs and the toll processing contracts, essentially all of the standing equipment at SHR is operational.
GSPL owns and operates two 8-inch diameter pipelines and five 4-inch diameter pipelines, aggregating approximately 70 miles in length connecting SHR's facility to (1) a natural gas line, (2) SHR's truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party. All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.
United States Specialty Waxes Facility
TC owns and operates a specialty waxes facility from its 27.5 acre plant site located in Pasadena, Texas. After the acquisition of the adjacent BASF facility ("B Plant") in 2016 the plant contains several stainless steel reactors ranging in size from 3,300 to 16,000 gallons with overhead condensing systems, two 4,000 gallon glass line reactors, five Sandvik forming belts with pastillating capabilities, five high vacuum wiped film evaporators varying in size from 12 to 20 m2, steel batch column with 10,000 gallon still pot and 20 theoretical stages of structured packing. This plant has the ability to crystallize and recover solids from the crystallization process.  There are also three fully equipped, on-site laboratories. With a base product offering of polyethylene waxes, TC is well suited to manage high molecular weight materials that must be managed in the molten state. TC offers pastillating for waxes, polymers and resins, flaking capabilities, as well as solids packaging services.
In 2017, TC expanded its processing capabilities with the start-up of the hydrogenation/distillation unit. This approximately $29 million investment provides TC with state-of-the-art distillation and high-pressure hydrogenation capabilities. During 2019, TC continued to experience issues with the reliable operation of this unit in accordance with its design specifications. Toward the end of 2019 we completed a number of design corrections and other modifications including changes to operating procedures and operator training in order to improve the unit's operational reliability.
Investment in AMAK
As of December 31, 2019, we owned a 33% interest in AMAK.
Prior to December 2008, we held a thirty-year mining lease (which commenced on May 22, 1993) covering an approximate 44 square kilometer area in Najran Province in southwestern Saudi Arabia. The lease carried an option to renew or extend the term of the lease for additional periods not exceeding twenty years. The lease and other related assets located in Saudi Arabia were contributed to AMAK in December 2008. The above-ground ore processing facility became fully operational during the second half of 2012.   Late in the fourth quarter of 2015 AMAK temporarily closed the operation to preserve the assets in the ground while initiating steps to improve efficiencies and optimize operations. The facility resumed operation in the fourth quarter of 2016 and operating rates, metal recoveries and concentrate quality continued to improve steadily since.
AMAK shipped approximately 65,000, 58,000, and 28,000 metric tons of copper and zinc concentrate to outside smelters during 2019, 2018 and 2017, respectively. In 2014 AMAK initiated operation of its precious metal recovery circuit at the mill and produced gold and silver doré intermittently through 2014 and 2015. The precious metals circuit was recommissioned in fourth quarter of 2017 and produced commercial quantities of gold and silver bearing doré in 2018.

The facility includes an underground mine, ore-treatment plant and related infrastructures. The ore-treatment plant is comprised of primary crushing, ore storage, SAG milling and pebble crushing, secondary ball milling, pre-flotation, copper and zinc flotation, concentrate thickening, tailings filtration, cyanide leaching, reagent handling, tailings dam and utilities. Related infrastructure includes a 400 man capacity camp for single status accommodation for expatriates and Saudi employees, an on-site medical facility, a service building for 300 employees, on-site diesel generation of 10 megawatts, potable water supply, sewage treatment plant and an assay laboratory. The facilities at the Port of Jazan are comprised of unloading facilities, concentrate storage and reclamation and ship loading facilities.
Metal price assumptions follow SEC guidance not to exceed a three year trailing average. The following chart illustrates the change in metal prices from the previous three year average to current levels:

	Average Price For 2017-2019	Spot Price as of 12/31/19	Percentage Increase (Decrease)
Gold per ounce	$1,306.07	$1,514.75	15.98%
Silver per ounce	$16.32	$18.05	10.60%
Copper per pound	$2.83	$2.79	(1.41)%
Zinc per pound	$1.26	$1.04	(17.46)%
Three mineralized zones, the Saadah, Al Houra and Moyeath, were outlined by initial diamond drilling. Mineable Reserves were estimated from Al Masane Mineral Resource Model developed by the AMAK Geology team as of December 31, 2019. The following tables set forth a summary of the diluted recoverable, proven and probable mineralized materials of AMAK in the Al Masane area along with the estimated average grades of these mineralized materials as adjusted to reflect production that began in January 2020:

Zone	Proven Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	0.92	0.9	3.7	0.9	28.0
Al Houra	2.02	0.8	3.4	0.9	29.0
Moyeath	0.30	0.8	7.9	0.8	51.6
Total	3.24	0.8	3.9	0.9	30.8

Zone	Probable Reserves (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	2.09	1.2	3.5	0.7	21.4
Al Houra	0.79	0.7	3.5	1.0	28.9
Moyeath	1.56	0.6	6.0	0.8	43.6
Total	4.44	0.9	4.4	0.8	30.5

Total proven and probable reserves	7.68
For purposes of calculating proven and probable mineralized materials, a dilution of 23.54% at zero grade on the Saadah zone, Al Houra and Moyeath zones was assumed. The mining method used at the project is predominantly long-hole open stoping (LHOS) with backfill, using a 96% mine recovery factor and a stope dilution factor incorporated in the reserve mine plan (as applied to the Mineral Resource model prior to consideration as Mineral Reserves) between 7% and 22% as per geotechnical recommendations (based on the stope location). Mining dilution is the amount of wall-rock adjacent to the ore body that is included in the ore extraction process. Base case cutoffs used were 1.01% copper equivalent. Ore reserves were estimated using metal prices of USD $1.13 per pound for zinc, $2.95 per pound for copper, $1,300 per ounce for gold and $18.00 per ounce for silver, respectively.
Our rights to obtain additional mining licenses to other adjoining areas were also transferred to AMAK in December 2008 as part of our initial capital contribution. AMAK received formal approval in November 2015 of an additional 151 km2 or 37,313 acres of territory relatively close to the current mine. The new territory comprises the Guyan and Qatan exploration licenses covering 151 km2 and within the Guyan exploration license, a 10 km2 or 2,471 acre mining lease which has potential for significant gold recovery. Some exploration holes were drilled in both Guyan and Qatan up to 40 years ago, but no reserves were attributed to these areas. Exploration activities were restarted in both of these areas during 2016, and SRK prepared a

Joint Ore Reserves Committee ("JORC") compliant report in August 2019 showing approximately (cut-off above 0.80 Au g/tonne) 191,900 ounces at the Jabal Guyan zone excluding other nearby prospects. The diamond drilling program continues at both the Jabal Guyan and Al Aqiq zones, testing depth and extension of mineralization with confirmed mineralization intersected at an additional 100 meters depth beneath the Guyan zone.
Historic three-year average commodity prices are shown in the following table:

	Average Price in USD
	2015-2017	2016-2018	2017-2019
Gold per ounce	$1,222.06	$1,258.20	$1,306.07
Silver per ounce	$16.62	$16.62	$16.32
Copper per pound	$2.50	$2.93	$2.83
Zinc per pound	$1.05	$1.32	$1.26
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
Plant performance thus far in 2020 indicates that 81% of the copper and 75% of the zinc is being recovered in the copper and zinc concentrates. Overall, gold and silver recovery from the ore was estimated to be 51.9% and 44.1%, respectively, partly into copper concentrate and partly as bullion through cyanide processing of zinc tailings. The plant is continually conducting process optimizations to improve those recoveries and thus the potential profitability of the project.
AMAK contracted SRK Consulting for a reserve update in 2017, and SRK reported JORC compliant reserves in August 2017. The latest resource estimation has been been updated by AMAK resource geologists in January 2020 based on total of 682 holes and 94,708 meters. AMAK's JORC Compliant Reserves (January 2020) are given below:

Ore Reserves (Probable+Proven) Zone	(Tonnes) (Mtonnes)	Copper (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
Saadah	3.0	1.1	3.5	0.8	23.4
Al Houra	2.8	0.8	3.5	0.9	29.0
Moyeath	1.9	0.7	6.3	0.8	44.9
Total	7.7	0.9	4.2	0.8	30.7
Ore reserves were estimated using metal prices of USD $1.13 per pound for zinc, $2.95 per pound for copper, $1,300 per ounce for gold and $18.00 per ounce for silver.
Mineable (recoverable) reserves include:

•	24% sidewall dilution in the stope production

•	0.06Mt surface stockpiles
Mineable (recoverable) reserves exclude:

•	Mining of any mineralization less than mineable width of 1.0m

•	Sill Pillar (which was previously included). Technically, it is not mineable with current underground infrastructure and backfilling practices, so this pillar (0.6Mt) was excluded from Reserves

•	Any low grade (CuEq<1.01%) material (0.4Mt) which has to mined out and stored separately
Compared to 2019 MRE, the updated reserves reflect a 1.32M tonnes increase to the MRE, as of January 2020, due to additional drilling at Saadah, Al Houra and Moyeath orebodies. The depth of the three orebodies are not tested yet and underground drilling will continue in 2020 and the coming years to extend the orebody at depth.
Underground access and services to the approximate centre of the Moyeath orebody already exist. A new Decline from surface will intersect the top of the orebody within the next few weeks. Development ore mining on 1348 Level was completed in early

2019, and development mining on 1366 Level began in early 2020. During 2020, AMAK estimates that approximately 100,000 tonnes will be mined out from Moyeath orebody. A drilling program of 8,000 meters (8 months) has been completed at Moyeath, which upgraded 1.86M tonnes (proven+probable) class. This will be included in the mine design and incorporated into the Life of Mine schedule. AMAK believes that Moyeath is the most attractive opportunity for an extended life and higher zinc metal recovery through the Life of Mine.
The following table sets forth tonnage mined historically with average assay values per year:

Year	Mine Head Grade		Mill Throughput
	%Cu	%Zn	dmt
2011	1.26	3.02	9,460
2012	1.18	3.39	399,892
2013	1.48	3.19	699,316
2014	1.22	3.15	670,812
2015	1.11	3.69	591,419
2016	—	—	—
2017	1.10	3.22	385,495
2018	1.10	3.27	699,885
2019	0.97	3.54	768,821
The following table sets forth tonnage milled with average assay values and metallurgical recoveries per year:

Year	Copper Concentrate				Zinc Concentrate
	dmt	%Cu	%Zn	Recovery	dmt	%Zn	%Cu	Recovery
2011	443	16.51	7.51	61.64	377	40.69	3.56	53.64
2012	15,944	23.91	5.46	80.62	20,738	50.03	1.16	76.54
2013	35,140	25.20	4.73	85.68	33,460	49.82	0.83	74.62
2014	28,476	24.20	4.31	84.24	31,600	51.02	0.70	76.26
2015	24,218	22.70	5.13	84.12	35,447	48.46	0.62	78.63
2016	—	—	—	—	—	—	—	—
2017	15,492	19.10	6.20	72.80	16,544	47.20	1.10	63.40
2018	27,508	22.59	5.25	80.78	33,735	49.36	1.27	72.73
2019	24,800	24.16	4.57	80.69	42,667	50.95	0.78	79.85
The following table sets forth tonnage sold with concentrate assay values and value received per year:

Year	Copper Concentrate			Zinc Concentrate
	dmt	%Cu	Value received (in USD millions)	dmt	%Zn	Value received (in USD millions)
2011	—	—	—	—	—	—
2012	5,488	23.51	$6.9	15,193	47.53	$8.7
2013	35,908	23.86	$80.8	38,430	47.79	$24.2
2014	25,691	24.20	$42.3	29,326	50.52	$21.0
2015	26,378	23.50	$34.6	24,547	49.68	$16.0
2016	—	—	—	15,845	48.28	$9.5
2017	13,940	19.00	$17.3	14,080	47.80	$16.9
2018	26,286	22.89	$37.9	31,272	48.13	$29.1
2019	24,240	24.89	$45.3	41,827	50.54	$28.3

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
At March 6, 2019, there were approximately 462 recorded holders (including brokers' accounts) of the Company's common stock. We have not paid any dividends since our inception and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments, and other factors that our board of directors deems relevant. In addition, our ability to pay dividends depends in part on our receipt of cash dividends and distributions from our subsidiaries. The terms of certain of our current debt instruments restrict the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities.
Total Stockholder Return
The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2019. The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2014, and that any dividends were fully reinvested.

ITEM 6. Selected Financial Data.
The following is a five-year summary of selected financial data for years ended December 31 (in thousands, except per share amounts) and should be read in conjunction with the information set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data. As a result of the Company's entry into the Purchase Agreement, AMAK's historical financial results are reflected in our consolidated financial statements as discontinued operations for all periods presented below.

	2019	2018	2017	2016	2015
Revenues	$258,959	$287,932	$245,143	$212,399	$241,976

Net Income (Loss) from Continuing Operations	(12,884)	(1,728)	21,512	17,559	22,272
Net Income (Loss) from Discontinued Operations	(2,090)	(604)	(3,503)	1,869	(3,674)
Net Income (Loss)	(14,974)	(2,332)	18,009	19,428	18,598

Net Income (Loss) Per Share - Basic:
Income (Loss) from Continuing Operations	(0.52)	(0.07)	0.89	0.72	0.91
Income (Loss) from Discontinued Operations	(0.08)	(0.02)	(0.14)	0.08	(0.15)
Net Income (Loss) Per Share	(0.61)	(0.10)	0.74	0.80	0.76

Net Income (Loss) Per Share - Diluted:
Income (Loss) from Continuing Operations	(0.52)	(0.07)	0.86	0.70	0.88
Income (Loss) from Discontinued Operations	(0.08)	(0.02)	(0.14)	0.07	(0.15)
Net Income (Loss) Per Share	(0.61)	(0.10)	(0.72)	0.78	0.74

EBITDA from continuing operations (1)	4,890	16,084	29,176	40,310	45,291
Adjusted EBITDA from continuing operations (1)	31,041	20,168	31,883	31,313	47,644
Total Assets	301,819	329,968	327,326	290,484	257,791
Current Portion of Long-Term Debt	4,194	4,194	8,061	10,145	8,061
Total Long-Term Debt Obligations	79,095	98,288	91,021	73,107	73,169
(1)Non-GAAP financial measure. See the information under the heading "Non-GAAP Financial Measures" below for additional information about this measures and a reconciliation to the most directly comparable financial measure under United States generally accepted accounting principles (“GAAP”).
Non-GAAP Financial Measures
We include in this Annual Report on Form 10-K the non-GAAP financial measures of EBITDA from continuing operations and Adjusted EBITDA from continuing operations and provide reconciliations from our most directly comparable GAAP financial measure to those measures.
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
EBITDA from continuing operations and Adjusted EBITDA from continuing operations: We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense (benefit) including derivative gains and losses, income taxes, depreciation and amortization. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations plus share–based compensation, plus restructuring and severance expenses, plus losses on extinguishment of debt, plus or minus equity in AMAK's earnings and losses, plus impairment losses, plus or minus gains or losses on disposal of assets, and plus or minus gains or losses on acquisitions.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	2019	2018	2017	2016	2015
Net (Loss) Income	$(14,974)	$(2,332)	$18,009	$19,428	$18,598
Income (Loss) from discontinued operations, net of tax	(2,090)	(604)	(3,503)	1,869	(3,674)
Income (Loss) from continuing operations	(12,884)	(1,728)	21,512	17,559	22,272

Interest expense	5,139	4,100	2,931	1,981	2,232
Derivative (gains) losses on interest rate swap	—	—	(3)	4	(15)
Depreciation and amortization	16,201	14,358	10,961	9,777	9,060
Income tax (benefit) expense*	(3,566)	(646)	(6,228)	10,989	11,742
EBITDA from continuing operations	4,890	16,084	29,173	40,310	45,291

Share-based compensation**	1,319	1,422	2,707	2,552	2,353
Loss on disposal of assets	680	—	—	—
Impairment of goodwill and certain intangibles	24,152	—	—	—
Bargain purchase gain	—	—	—	(11,549)	—
Loss on extinguishment of debt	—	315	—	—	—
Restructuring and severance expenses	—	2,347	—	—	—
Adjusted EBITDA from continuing operations	$31,041	$20,168	$31,880	$31,313	$47,644
* The Company used a statutory rate of 35% for 2015 and 2016. For 2017 through 2019 the Company estimated current taxable income to be zero and calculated deferred taxes using a statutory rate of 21% based on the enacted tax rate on December 22, 2017 (See Notes 2 and 16 to the Consolidated Financial Statements).
** Reduced to reflect amount included in Restructuring and Severance Expenses.
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
Forward Looking Statements
Some of the statements and information contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations and other statements that are not historical facts, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as "outlook," "may," "will," "should," "could," "expects," "plans," "anticipates," "contemplates," "proposes," "believes," "estimates," "predicts," "projects," "potential," "continue," "intend," or the negative of such terms and other comparable terminology, or by discussions of strategy, plans or intentions, including but not limited to: expectations regarding future market trends; expectations regarding our future strategic focuses and 2020 financial performance, including our new growth initiative plan; and expectations regarding the consummation of the sale of our stake in AMAK and the use of proceeds therefrom, including the realization of expected benefits to the Company from the application of such proceeds.
Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Such risks, uncertainties and factors include, but are not limited to: not completing, or not completely realizing the anticipated benefits from, the sale of our stake in AMAK (including the satisfaction of remaining closing conditions); general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock, product and mineral prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including COVID-19) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations; difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including but not limited to: "Part I, Item 1A. Risk Factors" and "Part II, Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations" therein, and in our other filings with the Securities and Exchange Commission (the "SEC").
There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. In addition, to the extent any inconsistency or conflict exists between the information included in this press release and the information included in our prior releases, reports and other filings with the SEC, the information contained in this press release updates and supersedes such information.
Forward-looking statements are based on current plans, estimates, assumptions and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Overview
The following discussion and analysis of our financial results, as well as the accompanying unaudited consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management. Our accounting and financial reporting fairly reflect our business model which is based on the manufacturing and marketing of specialty petrochemicals products and waxes and providing custom manufacturing services.
Our preferred supplier position in the specialty petrochemicals market is derived from the combination of our reputation as a reliable supplier established over many years, the very high purity of our products, and a focused approach to customer service. In specialty waxes, we are able to deliver to our customers a performance and price point that is unique to our market; while the diversity of our custom processing assets and capabilities offers solutions to our customers that we believe are uncommon along the U.S. Gulf Coast.
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
Specialty Petrochemicals Operations
SHR's specialty petrochemicals sales decreased in 2019 compared to 2018. Product sales revenue decreased 9.9% driven by volume decline of 5.4% and lower 2019 product prices compared to 2018 primarily due to lower feedstock costs. During 2019 SHR continued to emphasize our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness. We also made major strides in improving plant reliability and safety.
During 2019 feedstock costs were approximately 20% lower than 2018 reflecting lower crude oil prices. Approximately 68% of our prime products are sold under formula pricing whereby feedstock costs are passed along to the customer typically with a one month lag. Thus, when feedstock prices start falling, we experience higher margins as formula pricing lags feedstock costs. During most of 2019 prime products margins were assisted due to falling feedstock costs and reduced competitive pricing pressure on prime products sales that are based on non-formula pricing. Our by-product margins improved significantly compared to 2018 as SHR benefited from a full year of reliable operation of the Advanced Reformer unit which upgrades by-products to higher value products.
On October 29, 2019, a severe weather event at the Silsbee plant caused significant damage to one of the feedstock storage tanks. The damaged tank leaked hydrocarbon product into the tank containment area. Spill cleanup was completed promptly and the tank has been taken out of service. The total cost of the cleanup and lost product was approximately $2 million and will be substantially covered by insurance. Some insurance proceeds were received in December 2019 and we expect the remaining proceeds to be received in 2020.

Specialty Waxes Operations
Sales revenues for our specialty waxes business decreased approximately 9.1% in 2019 from 2018 as we had lower wax product revenues and lower custom processing revenues. The decline in revenues was primarily due to operational issues at our Pasadena, Texas facility as well as wax feed supply constraints from our suppliers.
Most specialty wax markets are mature. Key applications for our specialty polyethylene waxes are in hot melt adhesives ("HMA"), plastic processing, PVC lubricants and inks, paints and coatings, where they act as surface or rheology modifiers. The HMA market is expected to grow at a higher rate than GDP growth due to growth in the developing markets and increases in packaging requirements due to changes in consumer purchasing (shift to home deliveries via the internet) in developed economies. Road marking paints are also expected to grow at rates exceeding GDP growth based upon an expectation that there will be infrastructure investment in the U.S. The PVC market is expected to grow at GDP rates; however, we expect to get more traction out of our products within this market with acceptance of our new PVC grade waxes. The global wax market is benefiting from the reduction of paraffin wax availability from large refiners as they move toward more hydrocracking and hydroisomerization to produce group III lube oils and distillate.
Restructuring and Severance Impact
During 2018, the Company incurred restructuring and severance expenses of $2.3 million which were included in General and Administrative Expenses. These expenses were primarily attributable to the termination of certain executives during 2018 as part of the restructuring of executive management and the reduction in the workforce at our Silsbee, Texas facility in December 2018. These expenses related to severance, stock compensation for continued vesting of time-vested shares issued under the Company's long-term incentive plan, and certain employee benefits including medical insurance and vacation. As of December 31, 2018, approximately $1.1 million had been incurred, and an additional liability of $1.2 million was accrued related to future benefits. As of December 31, 2019, there is less than $0.1 million remaining for accrued restructuring related liabilities.
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Days sales outstanding in accounts receivable	37.1	34.4	38.4
Days sales outstanding in inventory	19.2	21.0	27.5
Days sales outstanding in accounts payable	20.6	24.2	27.3
Days of working capital	35.7	31.1	38.5
Our days sales outstanding in accounts receivable decreased from 2017 to 2018 but increased from 2018 to 2019 due to lower decrease in receivables relative to the decrease in sales revenue.
Our days sales outstanding in inventory decreased from 2018 to 2019 due to a planned reduction in inventory at TC.
Our days sales outstanding in accounts payable increased due to a the decrease in daily sales relative to the prior year.
Sources and Uses of Cash
Cash and cash equivalents decreased $0.6 million during the year ended December 31, 2019. The change in cash and cash equivalents is summarized as follows:

	2019	2018	2017
Net cash provided by (used in)	(in thousands)
Operating activities	$25,121	$19,895	$30,828
Investing activities	(6,031)	(19,871)	(51,691)
Financing activities	(19,680)	3,683	15,502
Increase (decrease) in cash and equivalents	$(590)	$3,707	$(5,361)
Cash and cash equivalents	6,145	6,735	8,389

Operating Activities
Operating activities generated cash of $25.1 million during fiscal 2019 as compared with $19.9 million of cash provided during fiscal 2018. Net loss increased by $12.4 million while cash provided by operations increased by $5.2 million from 2018 to 2019 due primarily to the following factors:

•	Net loss for 2019 included a non-cash impairment charge for goodwill and certain intangible assets of $24.2 million; and

•	Trade receivables increased $0.8 million in 2019 as compared to a decrease of $1.5 million in 2018.
These significant sources of cash were partially offset by the following decreases in cash provided by operations:

•
Accounts payable and accrued liabilities decreased $4.9 million in 2019 (primarily due to payoff of catalyst purchased at the end of 2018) as compared to an increase of $2.2 million in 2018 (also primarily due to catalyst purchases);

•
Income taxes receivable were flat in 2019, as compared to a decrease of $5.4 million in 2018 (primarily due to collection of federal and state research and development credits, carryback claims, and refunds of tax payments on deposit); and

•	Net loss for 2019 included non-cash deferred income tax liability of $3.0 million as compared to non-cash deferred income tax liability of $1.4 million in 2018.
Operating activities generated cash of $19.9 million during fiscal 2018 as compared with $30.8 million of cash provided during fiscal 2017. Net income decreased by $20.3 million and cash provided by operations decreased by $10.9 million from 2017 to 2018 due primarily to the following factors:

•	Net loss for 2018 included a non-cash depreciation and amortization charge of $14.4 million as compared to 2017 which included a non-cash depreciation and amortization charge of $11.0 million;

•	Net loss for 2018 included non-cash deferred income tax liability of $1.6 million as compared to non-cash deferred income tax liability of $5.8 million in 2017;

•	Trade receivables decreased $1.5 million in 2018 as compared to an decrease of $3.6 million in 2017;

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

Investing Activities
Cash used by investing activities during fiscal 2019 was approximately $6.0 million, representing a decrease of approximately $13.8 million compared to fiscal 2018. The majority of the decrease was due to the completion of construction projects for the Advanced Reformer unit. During 2019, major capital expenditures included improvements to plant safety and maintenance projects at SHR and TC and feedstock pipeline maintenance and upgrade work at SHR.
Cash used by investing activities during fiscal 2018 was approximately $19.9 million, representing a decrease of approximately $31.8 million compared to fiscal 2017. The majority of the decrease was due to the completion of construction projects for the Advanced Reformer unit. During 2018, major capital expenditures included $14.9 million to complete the Advanced Reformer unit, which includes $1 million insurance deductible related to the February 2018 fire and $3 million for the catalyst replacement in December 2018, $1.3 million for a rail spur addition at SHR and $0.5 million for a loading rack at SHR.
Financing Activities
Cash used in financing activities during fiscal 2019 was approximately $19.7 million versus cash provided of $3.7 million during fiscal 2018. During 2019, we made principal payments on our outstanding Credit Facilities of $21.4 million. We drew $2.0 million on Revolving Facility for working capital purposes. See Note 13 for additional discussion on long-term debt.

Cash provided by financing activities during fiscal 2018 was approximately $3.7 million versus cash provided of $15.5 million during fiscal 2017. During 2018, we increased our line of credit and consolidated our acquisition and term loans. We made principal payments of $15.4 million on our term debt. We drew $18.2 million on our revolving line of credit, primarily to fund our capital projects. See Note 13 for additional discussion on long-term debt.
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
On July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to the ARC Agreement (the “Fourth Amendment”) pursuant to which the revolving commitments under the Revolving Facility were increased to $75.0 million. Pursuant to the Fourth Amendment, total borrowings under the Term Loan Facility were increased to $87.5 million under a single combined term loan, which comprised new term loan borrowings together with approximately $60.4 million of previously outstanding term loans under the Term Loan Facility. The $60.4 million of previously outstanding term loans included the remaining outstanding balances on the Acquisition loan and the multiple advance term loan facility described above. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. As of December 31, 2019, we had $3 million in borrowings outstanding under the Revolving Facility and $80.9 million in borrowings outstanding under the Term Loan Facility. In addition, we had approximately $50 million of available borrowings under our Revolving Facility at December 31, 2019. However, TOCCO’s ability to make additional borrowings under the Revolving Credit Facility at December 31, 2019 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
The maturity date for the ARC Agreement is July 31, 2023. Subject to the lenders acceptance of any increased commitment and other conditions, we have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate.
Borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to LIBOR plus an applicable margin of 1.25% to 2.50% or, at our option, the Base Rate plus an applicable margin of 0.25% to 1.50% , in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio of TOCCO. A commitment fee between 0.20% and 0.375% is also payable quarterly on the unused portion of the Revolving Facility. For 2019, the effective interest rate for the Credit Facilities was 4.56%. Borrowings under the Term Loan Facility are subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided, that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.
Pursuant to the terms of the ARC Agreement, for the four fiscal quarters ended December 31, 2019 and each fiscal quarter thereafter, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 2.20 and 4.03 as of December 31, 2019 and 2018, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 2.56 and 1.29 as of December 31, 2019 and 2018, respectively.
The ARC Agreement contains, among other things, other customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, transactions with affiliates and the declaration of dividends and other restricted payments. The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the lenders to make loans under the ARC Agreement may be terminated. We were in compliance with all covenants at December 31, 2019.
Anticipated Cash Needs
We believe that the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with borrowings under our Credit Facilities.

Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Comparison of Years 2019 and 2018
The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the audited consolidated financial statements.
Specialty Petrochemicals Segment

	2019	2018	Change	%Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	$218,743	$242,763	$(24,020)	(9.9)%
Processing	5,568	6,916	(1,348)	(19.5)%
Gross Revenue	$224,311	$249,679	$(25,368)	(10.2)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	84,780	89,644	(4,864)	(5.4)%
Prime Products	68,099	69,403	(1,304)	(1.9)%

Cost of Sales	$184,666	$223,796	$(39,130)	(17.5)%
Gross Margin	17.7%	10.4%	7.3%	70.2%
Total Operating Expense*	72,206	73,096	(890)	(1.2)%
Natural Gas Expense*	4,800	5,645	(845)	(15.0)%
Operating Labor Costs*	14,222	18,040	(3,818)	(21.2)%
Transportation Costs*	28,270	29,580	(1,310)	(4.4)%
General & Administrative Expense	10,650	11,413	(763)	(6.7)%
Depreciation**	10,556	8,932	1,624	18.2%
Capital Expenditures	6,955	22,431	(15,476)	(69.0)%
*Included in cost of sales
**Includes $9,865 and $8,333 for 2019 and 2018 which is included in cost of sales and operating expenses

Gross Revenue
Gross revenue for the Specialty Petrochemicals segment decreased from 2018 to 2019 by approximately 10.2% due to a decrease in specialty petrochemicals sales volume and a decrease in average selling prices. Decline in selling price was primarily attributable to lower feedstock costs in 2019 which impacts pricing for our formula customers.
Specialty Petrochemicals Product Sales
Specialty petrochemicals product sales revenue decreased 9.9% from 2018 to 2019 due to a decrease in total sales volume of 5.4% and a decrease in average selling price of 4.8%. Much of the decline in sales volume was due to lower by-product sales in 2019 compared to 2018. In 2019, as result of more reliable operation of the Advanced Reformer unit, we processed more by products through the unit resulting in much higher margin upgraded product. The operation of the Advanced Reformer unit results in some volumetric yield loss leading to lower volumes.
Our average selling price decreased primarily because of lower feedstock costs. A large portion of our prime products sales are contracted with pricing formulas which are tied to prior month Natural Gasoline prices which is our primary feedstock. Average delivered feedstock price for 2019 was 20.0% lower than 2018 as Natural Gasoline prices fell with crude oil prices. The decrease in average selling price was also due to lower non-formula pricing for our prime products. Additionally, although margins for our by-products increased from 2018 due to reliable operation of the Advanced Reformer unit, prices for by-products in 2019 were approximately 7.6% lower than in 2018 due to lower prices for the components in our by-products stream. This also contributed to lower overall selling price.

Prime product sales volume (total specialty petrochemicals product sales volume less by-product sales volume) decreased 1.9% or approximately 1.3 million gallons. Excluding sales to the volatile Canadian oil sands market, prime product sales volume growth was approximately 4.4% from 2018 to 2019. Sales to the Canadian oil sands market continues to be volatile driven by continued manufacturing efficiencies at customer sites and by the crude oil pricing environment.
Foreign sales volume accounted for approximately 23.3% of specialty petrochemicals sales volume and approximately 23.4% of revenue for specialty petrochemicals product sales during 2019 as compared to approximately 25.5% of volume and approximately 27.6% of revenue for specialty petrochemicals product sales during 2018. The decrease in foreign sales volume was due to lower demand in the Canadian oils sands market. Excluding oil sands, foreign sales volumes in 2019 grew by approximately 8% from 2018.
Processing Fees
Processing fee declined approximately 19.5% from 2018 to 2019 primarily due to the termination of a customer contract in the fourth quarter of 2018.
Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)
Cost of Sales decreased 17.5% from 2018 to 2019 due to lower raw material costs, lower operating expense and the decrease in sales volume. Our average delivered feedstock cost per gallon decreased approximately 20%. Our feedstock is natural gasoline. The market price for natural gasoline declined 19% from 2018 to 2019 mostly tracking the decline in crude oil price. The price of natural gasoline is highly correlated with the price of crude oil. Natural gasoline is the heavier liquid component remaining after ethane, propane and butanes are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation, and transportation)
Total Operating Expense decreased 1.2% from 2018 to 2019 or approximately $0.9 million. The key drivers for the decrease were operating labor and transportation costs, offset by an increase in depreciation. Operating labor costs were lower primarily due to the reorganization and workforce reduction at our Silsbee, Texas facility at the end of 2018 which reduced the workforce by approximately 20%. Transportation costs decreased primarily due to lower sales volume. Depreciation increased due to the commissioning of the Advanced Reformer unit in the third quarter 2018.
Natural gas expense decreased approximately 15% from 2018 to 2019 due to a decrease in the average per unit cost and volume consumed. Consumption was lower than in 2018 primarily due to lower sales volume and efficiencies related to the Advanced Reformer unit. The average price per MMBTU for 2019 was down approximately 12.5% from 2018 while volume consumed decreased to approximately 1,633,000 MMBTU from approximately 1,684,000 MMBTU.
Gross Margin
Gross margin increased from 10.4% of gross revenue in 2018 to 17.7% of gross revenue in 2019. This represents an increase of approximately 70%. The increase in gross margin was driven by an increase in margins for both prime products and by-products. Prime product margins benefited from lower feedstock costs while significant greater reliability of the Advanced Reformer unit contributed to an increase in by-product margins. Additionally, operating expenses declined approximately 1.2% or nearly a million dollars thus also helping to increase gross margin in 2019 compared to 2018.
General and Administrative Expense
General and Administrative costs decreased 6.7% from 2018 to 2019 primarily due to the absence of restructuring and severance costs incurred in 2018.
Depreciation
Depreciation expense increased 18.2% or approximately $1.6 million from 2018 to 2019 primarily due to the start-up of the Advanced Reformer unit in the third quarter of 2018 and the resulting increase of our depreciable base effective for the full year of 2019.
Capital Expenditures
Capital expenditures in 2019 declined 69% or approximately $15.5 million from 2018 primarily due to the completion of the Advanced Reformer unit. See discussion under "Capital Resources and Requirements" below for more detail.

Specialty Waxes Segment

	2019	2018	Change	%Change
	(thousands of dollars)
Product Sales	$24,571	$27,017	$(2,446)	(9.1)%
Processing	10,078	11,236	(1,158)	(10.3)%
Gross Revenue	$34,649	$38,253	$(3,604)	(9.4)%

Volume of specialty waxes sales (pounds)	34,369	37,264	(2,895)	(7.8)%

Cost of Sales	$35,778	$36,318	$(540)	(1.5)%
Gross Margin (Loss)	(3.3)%	5.1%	(8.4)%	(164.7)%
General & Administrative Expense*	4,546	5,053	(507)	(10.0)%
Impairment of Goodwill and Certain Intangibles	24,152	—	24,152	100.0%
Depreciation and Amortization**	5,593	5,376	217	4.0%
Capital Expenditures	3,124	2,854	270	9.5%
*Excludes impairment of goodwill and certain intangbles
**Includes $5,497 and $5,285 for 2019 and 2018, respectively, which is included in cost of sales
Product Sales
Product sales revenue decreased 9.1% and product sales volume decreased 7.8% from 2018 to 2019 primarily due to lower PE wax sales. Planned maintenance turnaround at our Pasadena facility in the first quarter of 2019 along with outages at multiple feed suppliers limited our specialty wax production and sales. Polyethylene wax sales saw volume decreases of 11.7% and revenue from polyethylene wax decreased approximately 8.0% both as a result of lower sales volume and a lower value sales mix. Average wax sales price was approximately 2.3% higher in 2019 compared to 2018.
Processing Fees
Processing fees decreased 10.3% from 2018 to 2019 primarily due to lower revenues from the hydrogenation/distillation unit which has continued to be hampered by operational and reliability issues. In 2019 we implemented a number of design modifications and changes to operating procedures in an effort to improve reliability of the hydrogenation/distillation unit.
Cost of Sales
Cost of Sales decreased approximately $0.5 million, or 1.5%, from 2018 to 2019. The decline due to decreases in labor, maintenance, and utilities was partially offset by higher wax material costs. Labor decreased approximately 2.7% due to decreased overtime. Maintenance costs at our Pasadena facility decreased significantly compared to 2018. In 2018 we incurred maintenance expense to refurbish and repair a variety of equipment at B Plant. We benefited from more reliable B plant operation in 2019.
Gross Margin
Gross Margin for 2019 was (3.3)% of gross revenue compared to 5.1% of gross revenue in 2018. Gross margin was impacted by a 7.8% decline in wax sales volume and a 10.3% decline in processing revenues. This was only partially offset by a 1.5% decline in cost of sales where lower operating expenses approximated the increase in wax feed cost.
General and Administrative Expense
General and Administrative costs decreased 10% from 2018 to 2019 primarily due to lower bad debt expenses and property taxes.
Impairment of Goodwill and Certain Intangibles
We evaluated our goodwill for impairment during the fourth quarter of 2019 in connection with our annual review. As part of our review, in the fourth quarter we assessed 2019 operating performance and its impact on the operating cash flows of our Specialty Wax reporting unit. We completed our annual impairment test of goodwill in accordance with ASC 350-20 Goodwill. We concluded based on this analysis that the estimates of fair value of our Specialty Wax reporting unit was lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $21.8 million in the fourth quarter of 2019, representing all of the the goodwill previously allocated to this reporting unit. In connection with the impairment analysis discussed above, we determined the indefinite-lived intangible assets were also impaired as of December 31, 2019. We recorded a non-cash impairment charge of $2.4 million in the fourth quarter of 2019.

Depreciation and Amortization
Depreciation and amortization increased 4% from 2018 to 2019.
Capital Expenditures
Capital expenditures increased from approximately $2.9 million to $3.1 million or 9.5% from 2018 to 2019.
Corporate Segment

	2019	2018	Change	%Change
	(in thousands)
General & Administrative Expense	$9,190	$8,275	$915	11.1%
General and Administrative Expenses
General corporate expenses increased from 2018 to 2019 primarily due to increase in executive compensation accrual.
Investment in AMAK - Discontinued Operations

	2019	2018	Change	%Change
	(in thousands)
Equity in (losses) earnings of AMAK	$986	$901	$85	9.4%
Equity in Losses of AMAK increased 9.4% from 2018 to 2019 due to a number of reasons as discussed below.
Shipments decreased 32% from 2018 to 2019 as indicated in the table below. AMAK volumes in dry metric tons (dmt) for 2019 and 2018 were as follows:

	2019	2018	Variance
Ore tons processed	768,821	699,885	68,936
Concentrate to the port
Copper	24,125	26,070	(1,945)
Zinc	40,518	31,989	8,529
	64,643	58,059	6,584

Shipments
Copper	18,003	26,286	(8,283)
Zinc	30,875	31,272	(397)
	48,878	57,558	(8,680)
Capital Resources and Requirements
Capital expenditures decreased 60% from 2018 to 2019. The majority of the decrease was due to completion of the Advanced Reformer unit. During 2019 we expended approximately $2.4 million on upgrades to the pipeline for GSPL, approximately $0.7 million to upgrade the Advanced Reformer unit, $0.5 million related to a new truck entrance, and $0.5 million for additional catalyst
At December 31, 2019, there was approximately $50 million available on the Company's line of credit. We believe that operating cash flows along with credit availability will be sufficient to finance our 2020 operations and capital expenditures. See Note 13 to the Consolidated Financial Statements for additional discussion regarding credit availability.

The table below summarizes the following contractual obligations of the Company:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(thousands of dollars)
Operating Lease Obligations	$14,898	$3,703	$6,758	$3,355	$1,082
Purchase Obligations	756	756	—	—	—
Long-Term Debt Obligations	83,938	4,375	8,750	70,813	—
Total	$99,592	$8,834	$15,508	$74,168	$1,082
The majority of our operating lease obligations are for railcars as discussed in Note 9 of the Notes to Consolidated Financial Statements. Purchase obligations are primarily related to commitments for our capital construction projects. The anticipated source of funds for payments due within three years that relate to contractual obligations is from a combination of continuing operations supplemented with borrowings under our credit facility.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation, we do not believe the overall effects of inflation, if any, on our results of operations and financial condition have been material.
Investment in AMAK and Discontinued Operations
Information concerning our investment in AMAK is set forth in Note 6 to Consolidated Financial Statements.
Accounting Standards Adopted in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, and 2019-01, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP and disclosing key information about leasing arrangements. The new standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective transition approach. The Company has elected (1) the package of practical expedients, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs for any existing leases as of the adoption date, and (2) the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. In addition, the Company elected the practical expedients related to (1) certain classes of underlying asset to not separate non-lease components from lease components and (2) the short-term lease recognition exemption for all leases that qualify. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $17.0 million and lease liabilities for operating leases of approximately $17.0 million on its Consolidated Balance Sheets, with no material impact to retained earnings or Consolidated Statements of Operations. See Note 9 to the Consolidated Financial Statements for further information regarding the impact of the adoption of ASC 842 on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company elected to early adopt this ASU on January 1, 2019. See Note 10 to the Consolidated Financial Statements for a discussion of the results of our goodwill impairment testing.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-

based payments to employees, with certain exceptions. The Company adopted this ASU on January 1, 2019 and it did not have a material effect on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this ASU will have on its Consolidated Financial Statements.
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
We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present currently. These matters, and the judgments and uncertainties affecting them, are essential to understanding our reported results. See Note 2 to the Consolidated Financial Statements for further information.
Discontinued Operations
Assets that are sold or classified as held for sale are classified as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).
Inventories
Finished products and feedstock are recorded at the lower of cost, determined on the first-in, first-out method ("FIFO"); or market for SHR. For TC, inventory is recorded at the lower of cost or market as follows: (1) raw material cost is calculated using the weighted-average cost method and (2) product inventory cost is calculated using the specific cost method. See Note 5 to the Consolidated Financial Statements for more information.
Revenue recognition
The Company adopted FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"), Revenue from Contracts with Customers, and its amendments with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. ASC 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers, except where revenues are in scope of another accounting standard. ASC 606 superseded the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC 606 also requires certain additional revenue-related disclosures.
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
Specialty Petrochemicals Segment
The Specialty Petrochemicals segment of the Company produces eight high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry. SHR's Specialty Petrochemicals products are typically transported to customers by rail car, tank truck, iso-container and ship.
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
Specialty Waxes Segment
The Specialty Waxes segment of the Company manufactures and sells specialty polyethylene and poly alpha olefin waxes and also provides custom processing services for customers.
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
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. Our long-lived assets include our specialty petrochemicals facility and our specialty waxes facility.
Our specialty petrochemicals facility and specialty waxes facility are currently our revenue generating assets. The facilities were in full operation at December 31, 2019.
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
See Note 10 to the Consolidated Financial Statements for additional information.
Investment in AMAK (Held-for-Sale)
We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period. The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements. Any proceeds received from or payments made to AMAK are recorded as decreases or increases in the balance of our investment. See Note 6 to the Consolidated Financial Statements.
Environmental Liabilities
Our operations are subject to the rules and regulations of the TCEQ which inspects the facilities at various times for possible violations relating to air, water and industrial solid waste requirements. As noted in Item 1. Business, evidence of groundwater contamination was discovered at SHR in 1993. The recovery process, initiated in 1998, is proceeding as planned and is expected to continue for many years. See Note 14 to the Consolidated Financial Statements.
Share-Based Compensation
We expense the cost of director and employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. For options we use the Black-Sholes model to calculate the fair value of the equity instrument on the grant date. See Note 15 to the Consolidated Financial Statements.
Off Balance Sheet Arrangements
Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity. Our guarantee for AMAK's debt is considered an off balance sheet arrangement. Please see further discussion under the heading "Investment in AMAK" in Item 1. Business.

Income Taxes
In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income. Based on this assessment, a valuation allowance against all or a portion of our deferred tax asset that will, more likely than not, be realized. If these estimates, assumptions, or actual results of operations change in the future, we may reverse the valuation allowance against deferred tax assets. Income tax liabilities are determined based on judgment and estimates assuming it is more likely than not that the position will be sustained upon examination by a taxing authority. See Note 16 to the Consolidated Financial Statements.
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
The Company elected to recognize the income tax effects of the TCJA in its financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. Under SAB 118 when a Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA it will recognize provisional amounts if a reasonable estimate can be made. After the analysis, the Company did not identify any items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2019.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2019, 2018 and 2017, we had approximately $83.9 million, $103.3 million and $99.6 million, respectively, in variable rate debt outstanding, excluding deferred financing costs. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $383,000, $433,000 and $405,000 at December 31, 2019, 2018 and 2017, respectively.
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
At the end of 2019, market risk for 2020 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2019. Assuming that 2020 total specialty petrochemicals product sales volumes stay at the same rate as 2019, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $12.5 million in fiscal 2020.

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
Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on

its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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
(d) Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on Internal Control over Financial Reporting

We have audited Trecora Resources’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated March 13, 2020, expressed an unqualified opinion.

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

/s/ BKM Sowan Horan, LLP
Addison, Texas
March 13, 2020

ITEM 9B. Other Information.
Effective as of March 12, 2020, the Board of Directors adopted the Trecora Resources Change of Control Severance Plan (the "Plan") which provides certain named executive officers and key employees severance compensation and benefits in connection with a Corporate Change (as defined in the Plan) of the Company. The purpose of the Plan is to assure that the Company will have the continued dedication and objectivity of its named executive officers and key employees, notwithstanding the possibility or occurrence of a Corporate Change of the Company.
In accordance with the Plan, if a participant's employment with the Company is terminated by the Company without Cause (as defined in the Plan) or by such participant for Good Reason (as defined in the Plan), in each case within 18 months following the consummation of a Corporate Change, subject to execution and delivery of a Release Agreement (as defined in the Plan), (a) the Company will pay such participant severance in an aggregate amount equal to (i) 12 months of his then base salary, paid in one lump sum amount, plus (ii) the annual bonus attributable to the year in which the participant's employment is terminated (assuming attainment at target level), prorated to reflect the date on which his employment is terminated, paid in one lump sum amount, and (b) all of the participant's equity grants under Trecora Resources Stock and Incentive Plan will immediately vest.
The summary description of the Plan set forth above does not purport to be complete and is qualified in its entirety by the Plan, which is filed with this Annual Report on Form 10-K.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
We have adopted a code of ethics entitled Standards of Business Conduct that applies to all of the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy of the Standards of Business Conduct is available on our website, www.trecora.com.
ITEM 11.  Executive Compensation.
Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 14. Principal Accounting Fees and Services.
Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a) 1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2019 and 2018
Consolidated Statements of Operations for the three years ended December 31, 2019
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2019
Consolidated Statements of Cash Flows for the three years ended December 31, 2019
Notes to Consolidated Financial Statements
2. The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2019
3. The following financial statements are filed with this Report:
The financial statements of Al Masane Al Kobra Mining Company (AMAK) for the years ended December 31, 2019, 2018, and 2017, required by Rule 3-09 of Regulation S-X

4. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
2.1
Share Sale and Purchase Agreement, dated as of September 22, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (file No. 001-33926))

2.2*	Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated November 24, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein
2.3
Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated January 16, 2020, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 22, 2020 (file No. 001-33926))

3.1	Amended and Restated Certificate of Incorporation of Trecora Resources (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2018 (file No. 001-33926))
3.2	Amended and Restated Bylaws of Trecora Resources (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 21, 2018 (file No. 001-33926))
4.1*	Description of Securities Registered under Section 12 of the Exchange Act
10.1+
Employment Contract dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10.2+
Severance Agreement and Covenant not to Compete, Solicit and Disclose dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10.3+
First Amendment to Employment Contract, effective as of March 7, 2018, between Trecora Resources and Peter Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (file No. 001–33926))

10.4+
Letter Agreement, dated as of February 21, 2019, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (file No. 001-33926))

10.5+
Employment Contract, dated as of December 3, 2018, between Trecora Resources and Patrick D. Quarles (incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 001-33926))

10.6+
Retirement Agreement, dated as of June 7, 2018, between Trecora Resources and Connie J. Cook (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (file No. 001-33926))

10.7+
Consulting Agreement, dated as of July 1, 2018, between Trecora Resources and Connie J. Cook (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (file No. 001-33926))

10.8+
Separation and Release Agreement, dated as of December 14, 2018, between Trecora Resources and Simon Upfill-Brown (incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 001-33926))

10.9+
Amended and Restated Consulting Agreement, dated as of March 12, 2019, between Trecora Resources and Nicholas N. Carter (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (file No. 001-33926))

10.10+
Letter Agreement, dated as of May 15, 2019, between Trecora Resources and Sami Ahmad (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (file No. 001-33926))

10.11*+	Trecora Resources Change of Control Severance Plan
10.12+
Trecora Resources Stock and Incentive Plan, as amended by the First Amendment (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)

10.13+	Second Amendment to the Trecora Resources Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)

Exhibit Number	Description
10.14+
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (file No. 001-33926))

10.15
Articles of Association of Al Masane Al Kobra Mining Company, dated July 10, 2006 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))

10.16	Bylaws of Al Masane Al Kobra Mining Company (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (file No. 001-33926))
10.17
Letter Agreement dated August 5, 2009, between Trecora Resources and the other Al Masane Al Kobra Mining Company shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 27, 2009 (file No. 001-33926))

10.18
Limited Guarantee dated October 24, 2010, between Trecora Resources and the Saudi Industrial Development Fund (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 27, 2010 (file No. 001-33926))

10.19
Amended and Restated Credit Agreement, dated as of October 1, 2014, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company's Form 8–K filed on October 3, 2014 (file No. 001–33926))

10.20
Second Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the Company's form 8–K filed on March 30, 2017 (file No. 001-33926))

10.21
Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the company's Form 8–K filed on July 27, 2017 (file No. 001–33926))

10.22
Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 31, 2018 (file No. 001-33926))

10.23
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 19, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 14, 2018 (file No. 001-33926))

10.24
Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2019, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the borrower, as Guarantors, The Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A. as Administrative agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 2, 2019 (file No. 001-33926))

21	Subsidiaries of Trecora Resources (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (file No. 001-33926))
23.1*	Consent of Independent Registered Public Accounting Firm, BKM Sowan Horan, LLP
23.2*	Consent of Independent Registered Public Accounting Firm, Mamdouh Al Majed & Faisal Al-Enzi
24*	Power of Attorney (set forth on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)	Exhibits required by Regulation 601 S-K
See (a) 3 of this Item 15

(c)	Financial Statement Schedules
See (a) 2 of this Item 15
ITEM 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRECORA RESOURCES

Dated: March 13, 2020	By:	/s/ Patrick Quarles
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2020.

Signature	Title
/s/ Patrick Quarles Patrick Quarles	Chief Executive Officer, President and Director (principal executive officer)
/s/ Sami Ahmad Sami Ahmad	Chief Financial Officer (principal financial officer)
/s/ Christopher Groves Christopher Groves	Corporate Controller (principal accounting officer)
/s/ Karen A. Twitchell Karen A. Twitchell	Chair of the Board and Director
/s/ Gary K. Adams Gary K. Adams	Director
/s/ Pamela R. Butcher Pamela R. Butcher	Director
/s/ Nicholas Carter Nicholas Carter	Director
/s/ Adam C. Peakes Adam C. Peakes	Director
/s/ Janet S. Roemer Janet S. Roemer	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three–year period ended December 31, 2019 and the related notes and schedules listed in the index at Item 15(a) (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2020, expressed an unqualified opinion.
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

Addison, Texas
March 13, 2020

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2019	2018
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,145	$6,735
Trade receivables, net (Note 4)	26,320	27,112
Inventories (Note 5)	13,624	16,539
Investment in AMAK (held-for-sale) (Note 6)	32,872	38,746
Prepaid expenses and other assets (Note 7)	4,947	4,664
Taxes receivable	182	182
Total current assets	84,090	93,978

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	188,919	194,657
OPERATING LEASE ASSETS, NET (Note 9)	13,512	—
GOODWILL (Note 10)	—	21,798
OTHER INTANGIBLE ASSETS, NET (Note 10)	14,736	18,947
MINERAL PROPERTIES IN THE UNITED STATES (Note 11)	562	588
TOTAL ASSETS	$301,819	$329,968

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$14,603	$19,106
Accrued liabilities (Note 12)	5,740	5,439
Current portion of post-retirement benefit (Note 22)	2	19
Current portion of long-term debt (Note 13)	4,194	4,194
Current portion of operating lease (Note 9)	3,174	—
Current portion of other liabilities	922	733
Total current liabilities	28,635	29,491

LONG-TERM DEBT, net of current portion (Note 13)	79,095	98,288
POST- RETIREMENT BENEFIT, net of current portion (Note 22)	338	358
OPERATING LEASE LONG TERM (Note 9)	10,338	—
OTHER LIABILITIES, net of current portion	595	994
DEFERRED INCOME TAXES (Note 16)	11,375	15,676
Total liabilities	130,376	144,807

EQUITY
Common Stock ‑ authorized 40 million shares of $.10 par value; issued 24.8 and 24.6 million in 2019 and 2018, respectively, and outstanding 24.8 and 24.5 million in 2019 and 2018, respectively	2,475	2,463
Additional Paid-in Capital	59,530	58,294
Common Stock in Treasury, at cost nil and 0.1 million shares in 2019 and 2018, respectively	—	(8)
Retained Earnings	109,149	124,123
Total Trecora Resources Stockholders' Equity	171,154	184,872
Noncontrolling interest	289	289
Total equity	171,443	185,161

TOTAL LIABILITIES AND EQUITY	$301,819	$329,968

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
	2019	2018	2017
	(thousands of dollars)
Revenues
Product sales	$243,314	$269,780	$227,334
Processing fees	15,645	18,152	17,809
	258,959	287,932	245,143
Operating costs and expenses
Cost of sales and processing (including depreciation and amortization of $15,361, $13,618, and $10,089, respectively)	220,444	260,114	203,582
Gross Profit	38,515	27,818	41,561

General and Administrative Expenses
General and administrative	24,386	22,532	22,414
Impairment of goodwill and certain intangibles (Note 10)	24,152	—	—
Restructuring and severance (Note 21)	—	2,347	—
Depreciation	840	740	872
	49,378	25,619	23,286

Operating income (loss)	(10,863)	2,199	18,275

Other expenses
Interest expense	5,139	4,100	2,931
Loss on extinguishment of debt	—	315	—
Loss on disposal of assets	680	—	—
Miscellaneous (income) expense	(232)	158	60
	5,587	4,573	2,991

Income (loss) from continuing operations before income tax benefit	(16,450)	(2,374)	15,284

Income tax benefit	3,566	646	6,228

Income (loss) from continuing operations	(12,884)	(1,728)	21,512

Loss from discontinued operations, net of tax	(2,090)	(604)	(3,503)

Net income (loss)	$(14,974)	$(2,332)	$18,009

Basic income (loss) per common share
Net income (loss) from continuing operations (dollars)	$(0.52)	$(0.07)	$0.89
Net loss from discontinued operations, net of tax (dollars)	$(0.08)	$(0.02)	$(0.14)
Net income (loss) (dollars)	$(0.61)	$(0.10)	$0.74

Basic weighted average number of common shares outstanding	24,698	24,438	24,294

Diluted income (loss) per common share
Net income (loss) from continuing operations (dollars)	$(0.52)	$(0.07)	$0.86
Net loss from discontinued operations, net of tax (dollars)	$(0.08)	$(0.02)	$(0.14)
Net income (loss) (dollars)	$(0.61)	$(0.10)	$0.72

Diluted weighted average number of common shares outstanding	24,698	24,438	25,129

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2019, 2018, and 2017

	TRECORA RESOURCES STOCKHOLDERS
			Additional				Non-
	Common Stock		Paid-In	Treasury	Retained		Controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Total	Interest	Equity
	(thousands)
January 1, 2017	24,222	$2,451	$53,474	$(284)	$108,446	$164,087	$289	$164,376

Stock options
Issued to Directors	—	—	100	—	—	100	—	100
Issued to Employees	—	—	1,171	—	—	1,171	—	1,171
Restricted stock units
Issued to Directors	—	—	310	—	—	310	—	310
Issued to Employees	—	—	1,136	—	—	1,136	—	1,136
Common stock
Issued to Directors	29	—	(84)	29	—	(55)	—	(55)
Issued to Employees	57	—	(92)	56	—	(36)	—	(36)
Warrants exercised	3	—	(3)	3	—	—	—	—
Net Income	—	—	—	—	18,009	18,009	—	18,009

December 31, 2017	24,311	$2,451	$56,012	$(196)	$126,455	$184,722	$289	$185,011

Stock options
Issued to Directors	—	—	(10)	—	—	(10)	—	(10)
Issued to Employees	—	—	154	—	—	154	—	154
Cancellations (see Note 15)	—	—	(680)	—	—	(680)	—	(680)
Restricted stock units
Issued to Directors	—	—	338	—	—	338	—	338
Issued to Employees	—	—	1,939	—	—	1,939	—	1,939
Common stock
Issued to Directors	188	10	489	89	—	588	—	588
Issued to Employees	183	2	127	155	—	284	—	284
Stock Exchange (see Notes 10 & 18)	(65)	—	(66)	(65)	—	(131)	—	(131)
Warrants	9	—	(9)	9	—	—	—	—
Net Loss	—	—	—	—	(2,332)	(2,332)	—	(2,332)

December 31, 2018	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted stock units
Issued to Directors	—	—	353	—	—	353	—	353
Issued to Employees	—	—	883	—	—	883	—	883
Common stock
Issued to Directors	20	1	—	8	—	9	—	9
Issued to Employees	104	11	—	—	—	11	—	11
Net Loss	—	—	—	—	(14,974)	(14,974)	—	(14,974)

December 31, 2019	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2019	2018	2017
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$(14,974)	$(2,332)	$18,009
Loss from Discontinued Operations	(2,090)	(604)	(3,503)
Income (Loss) from Continuing Operations	$(12,884)	$(1,728)	$21,512
Adjustments to reconcile Income (Loss) from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,345	12,497	9,100
Amortization of Intangible Assets	1,856	1,861	1,861
Unrealized Gain on Derivative Instruments	—	—	(58)
Stock-based Compensation	1,250	1,753	2,707
Deferred Income Taxes	(2,993)	(1,377)	(4,946)
Postretirement Obligation	(38)	(825)	(11)
Bad Debt Expense (Recoveries)	(23)	152	—
Amortization of Loan Fees	181	261	247
Loss on Extinguishment of Debt	—	315	—
Loss on Disposal of Assets	680	—	—
Impairment of Goodwill and Certain Intangibles	24,152	—	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	816	(1,485)	(3,586)
Increase in Insurance Receivables	(1,148)	—	—
(Increase) Decrease in Taxes Receivable	—	5,401	(1,601)
(Increase) Decrease in Inventories	2,914	1,911	(579)
(Increase) Decrease in Prepaid Expenses and Other Assets	844	(1,222)	(806)
Increase in Other Liabilities	581	33	142
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,944)	2,202	6,976
Net Cash Provided by Operating Activities - Continuing Operations	25,589	19,749	30,958
Net Cash (Used in) Provided by Operating Activities - Discontinued Operations	(468)	146	(130)
Net Cash Provided by Operating Activities	25,121	19,895	30,828
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(10,079)	(25,285)	(51,584)
Proceeds from PEVM	27	—	—
Net Cash Used in Investing Activities - Continuing Operations	(10,052)	(25,285)	(51,584)
Net Cash Provided by (Used in) Investing Activities - Discontinued Operations	4,021	5,414	(107)
Net Cash Used in Investing Activities	(6,031)	(19,871)	(51,691)
FINANCING ACTIVITIES
Issuance of Common Stock	—	—	25
Net Cash (Paid) Received Related to Stock-Based Compensation	(305)	860	(106)
Additions to Long-Term Debt	2,000	18,177	26,000
Repayment of Long-Term Debt	(21,375)	(15,354)	(10,417)
Net Cash (Used in) Provided by Financing Activities	(19,680)	3,683	15,502

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2019	2018	2017
	(thousands of dollars)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(590)	3,707	(5,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,735	3,028	8,389
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,145	$6,735	$3,028

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,731	$4,560	$3,540
Cash payments (net of refunds) for taxes	$53	$(4,182)	$92

Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$792	$787	$840
Stock exchange (Notes 10 & 18)	$—	$131	$—

NOTE 1 - BUSINESS AND OPERATIONS OF THE COMPANY
Trecora Resources (the "Company") was organized as a Delaware corporation in 1967. The Company's principal business activities are the manufacturing of various specialty petrochemicals products, specialty waxes and providing custom processing services.
The Company's specialty petrochemicals operations are primarily conducted through a wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. ("TOCCO"). TOCCO owns all of the capital stock of South Hampton Resources, Inc. ("SHR") and Trecora Chemical, Inc. ("TC"). SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. ("GSPL"). SHR owns and operates a specialty petrochemicals product facility in Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry. TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services. These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants. GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR's truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.
The Company owns 33% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company ("AMAK") (see Note 10) and approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. ("PEVM"), which does not conduct any substantial business activity but owns undeveloped properties in the United States.
On October 2, 2019, we announced that we had entered into a Share Sale and Purchase Agreement (as amended, the “Purchase Agreement”) pursuant to which we have agreed to sell our entire investment in AMAK. The share sale is expected to close on or before March 31, 2020, subject to receipt of certain governmental approvals and other customary closing conditions. AMAK's historical financial results for the periods presented are reflected in our consolidated financial statements as discontinued operations. For further details, refer to Note 6 to the Consolidated Financial Statements.
We attribute revenues to countries based upon the origination of the transaction. All of our revenues for the years ended December 31, 2019, 2018, and 2017, originated in the United States. In addition, all of our long-lived assets are in the United States.
For convenience in this report, the terms "Company", "our", "us" or "we" may be used to refer to Trecora Resources and its subsidiaries.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the balance sheets, statements of operations, stockholders' equity, and cash flows of the Company, TOCCO, TC, SHR, GSPL and PEVM. Other entities which are not controlled but over which the Company has the ability to exercise significant influence such as AMAK, are accounted for using the equity method of accounting. All intercompany profits, transactions and balances have been eliminated.
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
Trade Receivables and Allowance for Doubtful Accounts – We evaluate the collectability of our trade receivables and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware. For the year ended December 31, 2019, we decreased the balance by $23,000 due to collections of previously allowed for receivables. For the year ended December 31, 2018, we increased the balance by $152,000 due to concerns regarding collectability for a specific customer. For the year ended December 31, 2017, the allowance balance was not adjusted. We track customer balances and past due amounts to determine if customers may be having financial difficulties. This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off. No amounts were written off in 2019, 2018 or 2017.
Discontinued Operations – Assets that are sold or classified as held for sale are classified as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).

Notes Receivable – We periodically make changes in or expand our custom processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of a project a non-interest note receivable is recorded with an imputed interest rate. There were no notes receivable outstanding as of December 31, 2019 or 2018. The unearned interest was reflected as a discount against the note balance. The Company evaluates the collectability of notes based upon a working knowledge of the customer. The notes are receivable from custom processing customers with whom we maintain a close relationship.
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
Investment in AMAK – We account for our investment in AMAK using the equity method of accounting under which we record in income our share of AMAK's income or loss for each period. The amount recorded is also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK as reflected in AMAK's financial statements (see Note 6). Any proceeds received from or payments made to AMAK are recorded as decreases or increases in the balance of our investment.
We assess our investment in AMAK for impairment when events are identified, or there are changes in circumstances that may have an adverse effect on the fair value of the investment. In making our assessment we consider operating results, recoverable ore reserves, changes in mineral prices.
Other Assets – Other assets include a license used in specialty petrochemicals operations, spare parts inventory, insurance receivables and certain specialty petrochemicals assets. Beginning January 1, 2017, due to the expansion of our plant assets at SHR and TC, we began inventorying spare parts for the repair and maintenance of our plant, pipeline and equipment. Spare parts are accounted for using FIFO.

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

Specialty Petrochemicals segment
The specialty petrochemicals segment of the Company produces eight high purity hydrocarbons and other petroleum based products including isopentane, normal pentane, isohexane and hexane. These products are used in the production of polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, crude oil from the Canadian tar sands, and in the catalyst support industry. SHR's specialty petrochemicals products are typically transported to customers by rail car, tank truck, iso-container and ship.
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
Specialty Waxes segment
The specialty waxes segment of the Company manufactures and sells specialty polyethylene and poly alpha olefin waxes and also provides custom processing services for customers.
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
Retirement Plan – We offer employees the benefit of participating in a 401(k) plan. We match 100% up to 6% of pay with vesting occurring over 2 years. For years ended December 31, 2019, 2018, and 2017, matching contributions of approximately $1,321,000, $1,502,000, and $1,412,000, respectively, were made on behalf of employees.
Environmental Liabilities – Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.
Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized. At times instead of a note receivable being established, the customer pays an upfront cost. The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer. As of December 31 of each year, depreciation expense was offset and reduced by approximately $0.8 million, $0.8 million, and $0.8 million, for 2019, 2018, and 2017, respectively.
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
Foreign Currency – The functional currency for the Company and each of the Company's subsidiaries is the US dollar (USD). Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses. We do not employ any practices to minimize foreign currency risks. The functional and reporting currency of AMAK is the Saudi Riyal (SR). In June 1986 the SR was officially pegged to the USD at a fixed exchange rate of 1 USD to 3.75 SR; therefore, we translate SR into our reporting currency of the USD for income statement and balance sheet purposes using the fixed exchange rate. As of December 31, 2019, 2018 and 2017, foreign currency translation adjustments were not significant.
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
Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 15). Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Subsequent Events – The Company has evaluated subsequent events through March 13, 2020, the date that the consolidated financial statements were approved by management. See Notes 6 and 16.
Accounting Standards Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update increased transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update was effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to ASC 842, Leases.  ASU 2018-11 provided entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting ASC 842. The new standard provided a number of optional practical expedients in transition. The Company elected: (1) the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs and (2) the use-of-hindsight. In addition, the new standard provided practical expedients for an entity’s ongoing accounting that the Company made, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. The Company adopted ASU 842 as of January 1, 2019, using the alternative modified transition method.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendment simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company elected to early adopt this ASU on January 1, 2019. See Note 10 for a discussion of the results of our goodwill impairment testing.
Recent Accounting Pronouncements
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts and applies to all financial assets, including trade receivables. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this ASU will have on its consolidated financial statements.
NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK
We sell our products and services to companies in the chemical, plastics, and petroleum industries. We perform periodic credit evaluations of our customers and generally do not require collateral from our customers. For the years ended December 31, 2019, 2018, and 2017, one customer accounted for 15.0%, 13.5%, and 16.8%, respectively, of consolidated revenue. The associated accounts receivable balances for this customer, ExxonMobil and their affiliates, were approximately $4.9 million and $11.0 million at December 31, 2019 and 2018, respectively. The carrying amount of accounts receivable approximates fair value at December 31, 2019 and 2018.
Accounts receivable serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
We market our products in many foreign jurisdictions. For the years ended December 31, 2019, 2018, and 2017, revenue in foreign jurisdictions accounted for approximately 21.9%, 25.5%, and 22.0% of consolidated revenue, respectively.
SHR utilizes one major supplier to purchase all our feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed. At December 31, 2019, and 2018, we owed the supplier approximately $4.5 million and $4.7 million, respectively, for feedstock purchases.
We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, cash balances may exceed this limit. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.
NOTE 4 – TRADE RECEIVABLES

Trade receivables, net, at December 31, consisted of the following:
	2019	2018
	(thousands of dollars)
Trade receivables	$26,749	$27,564
Less allowance for doubtful accounts	(429)	(452)
Trade receivables, net	$26,320	$27,112
NOTE 5 – INVENTORIES

Inventories include the following at December 31:
	2019	2018
	(thousands of dollars)
Raw material	$2,100	$4,742
Work in process	142	173
Finished products	11,382	11,624
Total inventory	$13,624	$16,539
Inventory serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
Inventory included products in transit valued at approximately $2.9 million and $4.1 million at December 31, 2019 and 2018, respectively.

NOTE 6 - INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS
At December 31, 2019 and 2018, the Company had a non-controlling equity interest of 33.3% and 33.4% in AMAK of approximately $32.9 million and $38.7 million, respectively. This investment is accounted for under the equity method. There are no events or changes in circumstances that may have an adverse effect on the fair value of our investment in AMAK at December 31, 2019 and 2018.
The Company committed to a plan to sell our investment in AMAK during the third quarter of 2019. Management engaged in an active program to market the investment which resulted in an agreement with certain AMAK stockholders in September 2019. Pursuant to a Share Sale and Purchase Agreement (the "Purchase Agreement") that was effective as of October 2, 2019, the Company has agreed to sell its entire 33.3% equity interest in AMAK, to AMAK and certain other existing stockholders of AMAK (collectively, the "Purchasers") for an aggregate gross purchase price (before taxes and transaction expenses) of SAR 264.7 million (or approximately US$70 million), which will be payable in US Dollars. The Purchasers advanced 5% of the purchase price (or approximately $3.5 million) in the form of a non-refundable deposit, which was a condition to the effectiveness of the Purchase Agreement. These advances were recorded as a reduction in our investment in AMAK.
The Purchase Agreement contained various representations, warranties and indemnity obligations of the Company and the Purchasers, including the release of the Company's guarantee as described in Note 14. On January 16, 2020, the Company and the Purchasers entered into a letter agreement (the “Amendment”) providing certain amendments to the Purchase Agreement. Pursuant to the Amendment, the Long Stop Date (as defined in the Purchase Agreement) for completion of the Share Sale has been extended to March 31, 2020 to allow additional time for the parties to obtain certain required governmental approvals. Under the Purchase Agreement, the Company has certain termination rights if closing of the Share Sale does not occur on or before the Long Stop Date. The Amendment also provides that, if closing of the Share Sale does not occur on or before the extended Long Stop Date, and the Company determines in its sole discretion to further extend such date, then an amount equal to 50% of the approximately $3.5 million non-refundable deposit made by the Purchasers under the Purchase Agreement will be forfeited to the Company as liquidated damages and shall not be applied to the purchase price at closing of the Share Sale.
As all the required criteria for held-for-sale classification was met in third quarter of 2019, the investment in AMAK is classified as held-for-sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. The assets held-for-sale are disclosed by the Company in the Corporate segment. The Company expects to have no continuing involvement with the discontinued operations after the closing date.  The gain (loss) from discontinued operations, net of tax, include our portion of the equity in earnings (losses) in AMAK as well as other administrative expenses incurred in Saudi Arabia and transaction costs.
Included in discontinued operations are the following for the years ending December 31:

	2019	2018	2017
Saudi administration (income) expenses	$187	$(136)	$173
Equity in losses of AMAK	986	901	4,261
Other professional expenses	1,473	—	—
Loss from discontinued operations before taxes	2,646	765	4,434
Tax benefit	(556)	(161)	(931)
Loss from discontinued operations (net of tax)	$2,090	$604	$3,503
Ordinary and customary closing expenses related to the disposition of AMAK will be incurred and expensed at closing.
We have received and attached to this Form 10-K the financial statements of AMAK prepared in accordance with generally accepted accounting principles in the United States of America as of December 31, 2019 and 2018, and for each of the three years ended December 31, 2019. These financial statements have been prepared in the functional currency of AMAK which is the Saudi Riyal (SR). In June 1986 the SR was officially pegged to the U.S. Dollar (USD) at a fixed exchange rate of 1 USD to 3.75 SR.

The summarized results of operation and financial position for AMAK are as follows:
Results of Operations

	Years Ended December 31,
	2019	2018	2017
	(Thousands of Dollars)
Sales	$78,350	$70,234	$36,435
Cost of sales	(69,620)	(68,084)	(43,304)
Gross profit (loss)	8,730	2,150	(6,869)
Selling, general and administrative	13,047	7,860	7,547
Operating loss	(4,317)	(5,710)	(14,416)
Other income	558	86	238
Finance and interest expense	(1,450)	(1,592)	(1,628)
Loss before Zakat and income taxes	(5,209)	(7,216)	(15,806)
Zakat and income taxes	(1,801)	487	(966)
Net loss	$(7,010)	$(6,729)	$(16,772)
Financial Position

	December 31,
	2019	2018
	(Thousands of Dollars)
Current assets	$45,354	$44,093
Noncurrent assets	196,564	212,291
Total assets	$241,918	$256,384

Current liabilities	$27,645	$17,160
Long term liabilities	79,348	77,366
Shareholders' equity	134,925	161,858
Total liabilities and equity	$241,918	$256,384
The equity in the income or loss of AMAK reflected in discontinued operations for the years ended December 31, 2019, 2018, and 2017, is comprised of the following:

	2019	2018	2017
AMAK Net Loss	$(7,010)	$(6,729)	$(16,772)

Company's share of loss reported by AMAK	$(2,333)	$(2,248)	$(5,608)
Amortization of difference between Company's investment in AMAK
and Company's share of net assets of AMAK	1,347	1,347	1,347
Equity in loss of AMAK	$(986)	$(901)	$(4,261)
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

Changes in Ownership and Other Transactions

•
In the first quarter of 2018, we completed an exchange of shares with certain stockholders whereby such stockholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock. The 65,000 shares were accounted for as treasury stock. This transaction reduced our ownership percentage from 33.44% to33.41%.

•
In connection with the 2018 AMAK share repurchase program, we received gross proceeds of approximately $1.3 million in the first quarter of 2019. Upon completion of the share repurchase program the Company's ownership percentage in AMAK did not change from 33.44%.

•
In the second quarter of 2019, certain stockholders of AMAK transferred a portion of their shares to the CEO of AMAK as a one-time retention and performance bonus. The Company transferred 100,000 shares and the transaction reduced our ownership percentage from 33.4% to 33.3%.

•
At December 31, 2019 and 2018, the Company had a receivable from AMAK of approximately $30,000 and $30,000, respectively, relating to unreimbursed travel and Board expenses which is included in prepaid and other assets.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at December 31 are summarized as follows:
	2019	2018
	(thousands of dollars)
Prepaid license	$1,209	$2,419
Spare parts	1,857	1,597
Insurance receivable	1,148	—
Other prepaid expenses and assets	733	648
Total	$4,947	$4,664
NOTE 8 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:
	2019	2018
	(thousands of dollars)
Platinum catalyst	$1,580	$1,612
Catalyst	4,095	3,131
Land	5,428	5,428
Plant, pipeline and equipment	258,651	253,905
Construction in progress	5,052	4,343
Total plant, pipeline and equipment	274,806	268,419
Less accumulated depreciation	(85,887)	(73,762)
Net plant, pipeline and equipment	$188,919	$194,657
Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
Interest capitalized for construction for 2019, 2018 and 2017 was approximately nil, $0.7 million and $0.9 million, respectively.
Labor capitalized for construction for 2019, 2018 and 2017 was approximately nil, $2.3 million and $4.3 million, respectively.
Catalyst amortization relating to the platinum catalyst which is included in cost of sales was approximately $1.3 million, $0.1 million and nil for 2019, 2018 and 2017, respectively.
NOTE 9 – LEASES
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
The components of lease expense were as follows:

($ in thousands)	Classification in the Consolidated Statements of Operations	December 31, 2019	December 31, 2018	December 31, 2017
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$4,361	$—	$—
Operating lease cost (a)	Selling, general and administrative	137	—	—
Total operating lease cost		$4,498	$—	$—

Finance lease cost:
Amortization of right-of-use assets	Depreciation	—	—	—
Interest on lease liabilities	Interest Expense	—	—	—
Total finance lease cost		$—	$—	$—

Total lease cost		$4,498	$—	$—

(a) Short-term lease costs were approximately $64,000, nil and nil as of December 31, 2019, 2018 and 2017, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the period.

($ in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2019
Assets:
Operating	Operating lease assets	$13,512
Finance	Property, plant, and equipment	—
Total leased assets		$13,512

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,174
Finance	Short-term debt and current portion of long-term debt	—
Noncurrent
Operating	Operating lease liabilities	10,338
Finance	Long-term debt	—
Total lease liabilities		$13,512

($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,389	$—	$—
Operating cash flows used for finance leases	—	—	—
Financing cash flows used for finance leases	—	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81	$—	$—
Finance leases	—	—	—

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.5
Finance leases	0.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of December 31, 2019, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$3,703	$—
2021	3,540	—
2022	3,218	—
2023	2,329	—
2024	1,026	—
Thereafter	1,082	—
Total lease payments	$14,898	$—
Less: Interest	1,386	—
Total lease obligations	$13,512	$—

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective transition approach on January 1, 2019 as noted in Note 2. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows

($ in thousands)	Operating Leases
2019	$3,670
2020	3,583
2021	3,418
2022	3,107
2023	2,288
Beyond 2023	2,065

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
As discussed further in Note 2 to the Consolidated Financial Statements, during 2019 we adopted new accounting guidance and removed the second step of the goodwill impairment test. Under step two, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. As a result, goodwill impairment is now measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, with any impairment charge limited to the carrying amount of goodwill.
Goodwill was nil and $21.8 million at December 31, 2019 and December 31, 2018, respectively. Goodwill for these periods reflects accumulated impairment losses of $21.8 million and nil, respectively.
We evaluated our goodwill for impairment during the fourth quarter of 2019 in connection with our annual review. As part of our review, in the fourth quarter we assessed 2019 operating performance and its impact on the operating cash flows of our Specialty Wax reporting unit. We completed our annual impairment test of goodwill in accordance with ASC 350-20 Goodwill. We concluded based on this analysis that the estimates of fair value of our Specialty Wax reporting unit was lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $21.8 million in the fourth quarter of 2019, representing all of the the goodwill previously allocated to this reporting unit.

Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2019
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(5,898)	$10,954
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(601)	870
Developed technology	6,131	(3,219)	2,912
	24,548	(9,812)	14,736
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	—	—	—
Trade name	—	—	—
Total	$24,548	$(9,812)	$14,736

	December 31, 2018
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(4,775)	$12,077
Non-compete agreements	94	(80)	14
Licenses and permits	1,471	(495)	976
Developed technology	6,131	(2,606)	3,525
	24,548	(7,956)	16,592
Intangible assets not subject to amortization (Indefinite-lived)
Emissions Allowance	197	—	197
Trade name	2,158	—	2,158
Total	$26,903	$(7,956)	$18,947
In connection with the impairment analysis discussed above, we determined the indefinite-lived intangible assets were also impaired as of December 31, 2019. We recorded a non-cash impairment charge of $2.4 million in the fourth quarter of 2019.
Amortization expense for intangible assets included in cost of sales for the years ended December 31, 2019, 2018, and 2017, was approximately $1,856,000, $1,861,000, and $1,861,000 respectively.
Based on identified intangible assets that are subject to amortization as of December 31, 2019, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Customer relationships	$10,954	$1,123	$1,123	$1,123	$1,123	$1,123	$5,339
Licenses and permits	870	106	101	86	86	86	405
Developed technology	2,912	613	613	613	613	460	—
Total future amortization expense	$14,736	$1,842	$1,837	$1,822	$1,822	$1,669	$5,744

NOTE 11 - MINERAL PROPERTIES IN THE UNITED STATES
The principal assets of PEVM are an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres in southeast Nevada. The properties held by PEVM have not been commercially operated for approximately 35 years. In November 2019, PEVM entered into a sales contract which, upon completion of due diligence, may lead to liquidation of substantially all of its remaining assets. Upon closing of the sale, PEVM will be dissolved. Any proceeds from the sale will primarily be used to repay outstanding indebtedness of PEVM owed to the Company.
NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:
	2019	2018
	(thousands of dollars)
Accrued state taxes	$215	$210
Accrued payroll	1,250	936
Accrued interest	33	31
Accrued officer compensation	1,687	—
Accrued restructuring & severance expenses (Note 21)	16	1,221
Accrued foreign taxes	—	802
Accrued professional expenses (Note 6)	1,000	—
Other liabilities	1,539	2,239
Total	$5,740	$5,439
NOTE 13 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS
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
On July 31, 2018, TOCCO and the Guarantors entered into a Fourth Amendment to the ARC Agreement (the “Fourth Amendment”) pursuant to which the revolving commitments under the Revolving Facility were increased to $75.0 million. Pursuant to the Fourth Amendment, total borrowings under the Term Loan Facility were increased to $87.5 million under a single combined term loan, which comprised new term loan borrowings together with approximately $60.4 million of previously outstanding term loans under the Term Loan Facility. The $60.4 million of previously outstanding term loans included the remaining outstanding balances on the Acquisition loan and the multiple advance term loan facility described above. Proceeds of the new borrowings under the Term Loan Facility were used to repay a portion of the outstanding borrowings under the Revolving Facility and pay fees and expenses of the transaction. As of December 31, 2019, we had $3 million in borrowings outstanding under the Revolving Facility and $80.9 million in borrowings outstanding under the Term Loan Facility. In addition, we had approximately $50 million of available borrowings under our Revolving Facility at December 31, 2019. However, TOCCO’s ability to make additional borrowings under the Revolving Credit Facility at December 31, 2019 was limited by, and in the future may be limited by our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
The maturity date for the ARC Agreement is July 31, 2023. Subject to the lenders acceptance of any increased commitment and other conditions, we have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate.
Borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to LIBOR plus an applicable margin of 1.25% to 2.50% or, at our option, the Base Rate plus an applicable margin of 0.25% to 1.50% , in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio of TOCCO. A commitment fee between 0.20% and 0.375% is also payable quarterly on the unused portion of the Revolving Facility. For 2019, the effective interest rate for the Credit Facilities was 4.56%. Borrowings under the Term Loan Facility are subject to quarterly amortization payments based on a commercial style amortization method over a twenty year period; provided, that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.
For the four fiscal quarters ended December 31, 2019 and each fiscal quarter thereafter, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's

Consolidated Leverage Ratio was 2.20 and 4.03 as of December 31, 2019 and 2018, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 2.56 and 1.29 as of December 31, 2019 and 2018, respectively.
The ARC Agreement contains, among other things, other customary covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the disposition of assets and other fundamental changes, transactions with affiliates and the declaration of dividends and other restricted payments. The ARC Agreement further includes customary representations and warranties and events of default, and upon occurrence of such events of default the outstanding obligations under the ARC Agreement may be accelerated and become immediately due and payable and the commitment of the lenders to make loans under the ARC Agreement may be terminated. We were in compliance with all covenants at December 31, 2019.
Principal payments of long-term debt for the next five years and thereafter ending December 31 are as follows:

Year Ending December 31,	Debt
(thousands of dollars)
2020	$4,375
2021	4,375
2022	4,375
2023	70,813
Total	$83,938
Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the Fourth Amendment and the remaining debt issuance costs of $0.3 million from the previous agreements were expensed and are shown as a loss on the extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2018. Unamortized debt issuance costs of approximately $0.6 million and $0.8 million for the years ended December 31, 2019 and December 31, 2018, have been netted against outstanding loan balances.

Long-term debt and long-term obligations at December 31 are summarized as follows:
	2019	2018
	(thousands of dollars)
Revolving facility	$3,000	$18,000
Term loan facility	80,938	85,312
Loan fees	(649)	(830)

Total long-term debt	83,289	102,482

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	$79,095	$98,288
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Guarantees
On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan to AMAK in the principal amount of 330.0 million Saudi Riyals (US$88.0 million) (the "Loan"). The term of the loan was originally through June 2019. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate guarantees; as a result, the Company's guarantee is for approximately 135.3 million Saudi Riyals (US$36.1 million). The loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. On July 8, 2018, the Loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. The total amount outstanding on the Loan at December 31, 2019 was 275.0 million Saudi Riyals (US$73.3 million). See additional discussion including the release of the guarantee in connection with the AMAK sale in Note 6.

Operating Lease Commitments
See Note 9 for discussion on lease commitments.
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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of December 31, 2019 and 2018, the value of the remaining undelivered feedstock approximated $3.5 million and $3.9 million, respectively.
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts as prescribed by our agreements with our suppliers. The shortfall fee expenses were not significant for the years ended December 31, 2019, 2018, and 2017.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $868,000 in 2019, $745,000 in 2018 and $593,000 in 2017.
NOTE 15 - SHARE-BASED COMPENSATION
The Stock Option Plan for Key Employees, as well as, the Non-Employee Director Stock Option Plan (hereinafter collectively referred to as the “Stock Option Plans”), were approved by the Company’s shareholders in July 2008. The Stock Option Plans allot for the issuance of up to 1,000,000 shares.
The Trecora Resources Stock and Incentive Plan (the “Plan”) was approved by the Company’s shareholders in June 2012. The Plan allows for the issuance of up to 2,500,000 shares in the form of stock options or restricted stock unit awards.
Share-based compensation of approximately $1.3 million, $1.8 million, and $2.7 million was recognized in 2019, 2018, and 2017, respectively. The Company reclassified approximately $0.3 million and $0.3 million for 2019 and 2018, respectively, from share-based compensation expense in connection with the restructuring described in Note 21.
Stock Options and Warrant Awards
Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during 2019, 2018, or 2017.

A summary of the status of the Company’s stock option and warrant awards is as follows:
	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2019	745,830	$10.33
Granted	—	—
Expired	—	—
Exercised	(85,000)	7.71
Forfeited	(173,830)	10.10
Outstanding at December 31, 2019	487,000	$10.87	3.8	$—
Expected to vest	—	$—	0.0	$—
Exercisable at December 31, 2019	487,000	$10.87	3.8	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2019, options to purchase approximately 0.1 million shares of common stock were in-the-money.
Since no options were granted, the weighted average grant-date fair value per share of options granted during the years 2019, 2018, and 2017 was nil. During 2019, 2018, and 2017 the aggregate intrinsic value of options and warrants exercised was approximately $141,000, $2,630,000 and $164,000 respectively, determined as of the date of option exercise.
The Company received approximately nil, $912,000 and $25,000 in cash from the exercise of options during 2019, 2018 and 2017, respectively. Of the 85,000 stock options and warrants exercised, the Company only issued approximately 11,000 shares due to cashless transactions. The tax benefit realized from the exercise was insignificant.
As of December 31, 2019, there was no unrecognized compensation costs related to non-vested share-based compensation.
Post-retirement compensation of approximately $680,000 during the year ended December 31, 2018 was reversed related to options awarded to a former CEO and board member in July 2009. On May 9, 2010, the Board of Directors determined that he had forfeited these options and other retirement benefits when he made various demands against the Company and other AMAK shareholders which would benefit him personally and were not in the best interests of the Company and its shareholders. The Company was successful in litigating its right to withdraw the options and benefits and as such, these options and benefits were reversed during the second quarter of 2018.
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

A summary of the status of the Company's restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2019	405,675	$11.27
Granted	197,638	9.24
Forfeited	(123,434)	10.82
Vested	(181,015)	11.02
Outstanding at December 31, 2019	298,864	$9.78
Expected to vest	298,864
As of December 31, 2019, there was approximately $1.5 million of unrecognized compensation costs related to non-vested restricted share-based compensation that is expected to be recognized over a weighted average period of 1.8 years.
NOTE 16 – INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:
	Year ended December 31,
	2019	2018	2017
	(thousands of dollars)
Current federal benefit	$—	$(74)	$(1,202)
Current state expense	91	31	282

Deferred federal benefit	(3,564)	(813)	(5,389)
Deferred state expense (benefit)	(93)	210	81

Income tax benefit	$(3,566)	$(646)	$(6,228)

The difference between the effective tax rate in income tax expense and the Federal statutory rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017, is as follows:

	2019	2018	2017
	(thousands of dollars)
Income taxes at U.S. statutory rate	$(3,455)	$(661)	$4,816
State taxes, net of federal benefit	256	234	235
Net operating loss carryback	—	—	(961)
Research and development credits	(203)	(263)	—
Permanent and other items	(164)	44	(11)
Deferred tax impact of US tax reform	—	—	(10,307)
Total tax benefit	$(3,566)	$(646)	$(6,228)
Permanent differences are primarily due to the Federal manufacturer's deduction, in applicable year 2017, research and development credit, and stock-based compensation.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was signed into law making significant changes to the Internal Revenue Code. The changes as a result of the TCJA, which had the most significant impact on the Company's federal income taxes are as follows:
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
The Company elected to recognize the income tax effects of the TCJA in its financial statements in accordance with Staff Accounting Bulletin 118 (SAB 118), which provides guidance for the application of ASC Topic 740 Income Taxes, in the reporting period in which the TCJA was signed into law. During the fourth quarter of 2018, we completed our accounting for the Tax Act based on the current regulatory guidance available at the end of the SAB 118 measurement period and recorded no material net adjustments to our provisional estimate.

Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2019	2018
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(29,227)	$(25,169)
Intangible assets	—	(1,075)
Other assets	(32)	(40)
Operating lease asset	(2,838)	—
Investment in AMAK	(302)	(671)
Total deferred tax liabilities	$(32,399)	$(26,955)

Deferred tax assets:
Net operating loss carryforward	11,685	9,073
Intangible assets	3,699	—
Operating lease liability	2,838	—
Stock-based compensation	1,093	954
Foreign tax credit	891	802
Accounts receivable	240	238
Mineral interests	226	226
Interest expense carryforward	211	—
General business credit	140	—
Inventory	111	133
Post-retirement benefits	71	79
Charitable contributions	45	—
Gross deferred tax assets	21,250	11,505
Valuation allowance	(226)	(226)
Total net deferred tax assets	$21,024	$11,279
Net deferred tax liabilities	$(11,375)	$(15,676)
In connection with the proceeds received from AMAK in connection with its share repurchase program (See Note 6), the Company accrued a deferred tax asset (foreign tax credit) and the corresponding liability for the Saudi Arabian tax which was settled during 2019.
We provided a valuation allowance in 2019 and 2018 against certain deferred tax assets because of uncertainties regarding their realization. As of December 31, 2019 and 2018, we have federal income tax net operating losses ("NOLs") carryforwards of $56.6 million and $43.2 million, respectively. The NOLs were created after the enactment of TCJA and therefore do not expire but may offset only 80% of taxable income in an annual period.
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in February 2020 on the selection of our December 31, 2017 tax return for audit. In prior years, we received notification that Texas selected our R&D credit calculations for 2014 and 2015 for audit. The state of Texas had suspended their examination while they comprehensively reviewed their audit procedures for consistency. During the fourth quarter of 2019, we received notice that Texas had completed their review of their procedures and initiated additional requests for information. We do not expect any changes related to the Federal or Texas audits. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019.
We recognized no adjustment for uncertain tax positions.  As of December 31, 2019, and 2018, no interest or penalties related to uncertain tax positions had been accrued.

NOTE 17 – SEGMENT INFORMATION
We operate in two business segments; specialty petrochemicals and specialty waxes. We operate through business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by our key decision maker, who is our Chief Executive Officer. The accounting policies of the reporting segments are the same as those described in Note 2.
Our specialty petrochemicals segment includes SHR and GSPL. Our specialty waxes segment includes TC. We also separately identify our corporate overhead which includes financing and administrative activities such as legal, accounting, consulting, investor relations, officer and director compensation, corporate insurance, and other administrative costs.

	Year Ended December 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net revenues	$224,311	$34,648	$—	$258,959
Operating income (loss) before depreciation and amortization	38,860	(24,333)	(9,190)	5,337
Operating income (loss)	28,304	(29,925)	(9,242)	(10,863)
Income (loss) from continuing operations before taxes	23,993	(31,164)	(9,279)	(16,450)
Depreciation and amortization	10,556	5,593	52	16,201
Capital expenditures	6,955	3,124	—	10,079

	Year Ended December 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$—	$14,736	$—	$—	$14,736
Total assets	289,546	88,245	90,203	(166,175)	301,819

	Year Ended December 31, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net revenues	$249,679	$38,253	$—	$287,932
Operating profit (loss) before depreciation and amortization	23,021	1,949	(8,275)	16,695
Operating profit (loss)	14,089	(3,427)	(8,463)	2,199
Profit (loss) from continuing operations before taxes	10,705	(4,660)	(8,419)	(2,374)
Depreciation and amortization	8,932	5,376	50	14,358
Capital expenditures	22,431	2,854	—	25,285

	Year Ended December 31, 2018
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
		(in thousands)
Goodwill and intangible assets, net	$—	$40,745	$—	$—	$40,745
Total assets	284,367	115,366	91,474	(161,239)	329,968

NOTE 18 - NET INCOME (LOSS) PER COMMON SHARE
Net Income per Common Share - Continuing Operations

	Year ended December 31,
	2019	2018	2017
	(thousands of dollars)
Net income (loss) from continuing operations	$(12,884)	$(1,728)	$21,512

Basic income (loss) from continuing operations per common share:
Weighted average shares outstanding	24,698	24,438	24,294
Per share amount (dollars)	$(0.52)	$(0.07)	$0.89

Diluted income (loss) from continuing operations per common share:
Weighted average shares outstanding	24,698	24,438	25,129
Per share amount (dollars)	$(0.52)	$(0.07)	$0.86

Weighted average shares-denominator basic computation	24,698	24,438	24,294
Unvested restricted stock unit grant	—	—	367
Effect of dilutive stock options	—	—	468
Weighted average shares, as adjusted denominator diluted computation	24,698	24,438	25,129
Net Income per Common Share - Discontinued Operations

	Year ended December 31,
	2019	2018	2017
	(thousands of dollars)
Net loss from discontinued operations	$(2,090)	$(604)	$(3,503)

Basic income (loss) from discontinued operations per common share:
Weighted average shares outstanding	24,698	24,438	24,294
Per share amount (dollars)	$(0.08)	$(0.02)	$(0.14)

Diluted income (loss) from discontinued operations per common share:
Weighted average shares outstanding	24,698	24,438	25,129
Per share amount (dollars)	$(0.08)	$(0.02)	$(0.14)

Weighted average shares-denominator basic computation	24,698	24,438	24,294
Unvested restricted stock unit grant	—	—	367
Effect of dilutive stock options	—	—	468
Weighted average shares, as adjusted denominator diluted computation	24,698	24,438	25,129

Net Income per Common Share

	Year ended December 31,
	2019	2018	2017
	(thousands of dollars)
Net income (loss)	$(14,974)	$(2,332)	$18,009

Basic earnings (loss) per common share:
Weighted average shares outstanding	24,698	24,438	24,294
Per share amount (dollars)	$(0.61)	$(0.10)	$0.74

Diluted earnings (loss) per common share:
Weighted average shares outstanding	24,698	24,438	25,129
Per share amount (dollars)	$(0.61)	$(0.10)	$0.72

Weighted average shares-denominator basic computation	24,698	24,438	24,294
Unvested restricted stock unit grant	—	—	367
Effect of dilutive stock options	—	—	468
Weighted average shares, as adjusted denominator diluted computation	24,698	24,438	25,129
At December 31, 2019, 2018, and 2017, 487,000, 745,830 and 1,323,587 potential common stock shares, respectively, were issuable upon the exercise of options and warrants. At December 31, 2019, the Company had 120,000 stock options that were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive due to the Company incurring net loss for operations for the year ended December 31, 2019.
In 2018, we completed an exchange of shares with certain shareholders whereby such shareholders traded 65,000 common shares of TREC in exchange for 24,489 shares of our AMAK stock.  The 65,000 shares were accounted for as treasury stock.
NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations shown below are derived from unaudited financial statements for the eight quarters ended December 31, 2019 (in thousands, except per share data, rounding may apply):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$65,155	$69,371	$62,715	$61,718	$258,959
Gross profit	10,073	10,565	9,567	8,310	38,515

Net income (loss) from continuing operations	$1,797	$2,476	$1,583	$(18,740)	$(12,884)
Net income (loss) from discontinued operations, net of tax	(46)	(72)	(1,002)	(970)	(2,090)
Net income (loss)	1,751	2,404	581	(19,710)	(14,974)

Basic EPS (1) from continuing operations	$0.07	$0.10	$0.06	$(0.76)	$(0.52)
Basic EPS (1) from discontinued operations	—	—	(0.04)	(0.04)	(0.08)
Basic EPS (1)	0.07	0.10	0.02	(0.80)	(0.61)

Diluted EPS (1) from continuing operations	$0.07	$0.10	$0.06	$(0.76)	$(0.52)
Diluted EPS (1) from discontinued operations	—	—	(0.04)	(0.04)	(0.08)
Diluted EPS (1)	0.07	0.10	0.02	(0.80)	(0.61)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$71,741	$68,106	$73,416	$74,669	$287,932
Gross profit	10,140	8,142	6,842	2,694	27,818

Net income (loss) from continuing operations	$2,185	$2,035	$(716)	$(5,232)	$(1,728)
Net income (loss) from discontinued operations, net of tax	167	180	(893)	(58)	(604)
Net income (loss)	2,352	2,215	(1,609)	(5,290)	(2,332)

Basic EPS (1) from continuing operations	$0.09	$0.08	$(0.03)	$(0.21)	$(0.07)
Basic EPS (1) from discontinued operations	0.01	0.01	(0.04)	—	(0.02)
Basic EPS (1)	0.10	0.09	(0.07)	(0.22)	(0.10)

Diluted EPS (1) from continuing operations	$0.09	$0.08	$(0.03)	$(0.21)	$(0.07)
Diluted EPS (1) from discontinued operations	0.01	0.01	(0.04)	—	(0.02)
Diluted EPS (1)	0.09	0.09	(0.06)	(0.22)	(0.10)

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

NOTE 20 – RELATED PARTY TRANSACTIONS
Consulting fees of approximately $53,000, $28,000 and $27,000 were incurred during 2019, 2018, and 2017, respectively, from IHS Global FZ LLC of which Company Director Gary K. Adams held the position of Chief Advisor – Chemicals until April 1, 2017. At December 31, 2019, and 2018, we had no outstanding liability payable to IHS Global FZ LLC.
Consulting fees of approximately $123,000, $94,000 and $74,000 were incurred during 2019, 2018, and 2017, respectively, from Nicholas Carter, Director and former CEO. Due to his history and experience with the Company and to provide continuity after his retirement, a consulting agreement was entered into with Mr. Carter in July 2015, which terminated effective December 31, 2019. At December 31, 2019, and 2018, we had no outstanding liability payable to Mr. Carter.
NOTE 21 – RESTRUCTURING AND SEVERENCE EXPENSES
During 2018, the Company incurred restructuring and severance expenses of approximately $2.3 million related to changes in executive management and the completion of significant capital projects in our specialty petrochemicals segment. These expenses related to severance, stock compensation for continued vesting of time-vested shares issued under the Company's long-term incentive plans, and certain employee benefits including medical insurance and vacation. As of December 31, 2019, approximately $0.02 million remained unpaid and is included in accrued liabilities. As of December 31, 2018, approximately $1.2 million remained unpaid and was included in accrued liabilities.
NOTE 22 – POST-RETIREMENT OBLIGATIONS
In July 2015 and June 2018, we entered into retirement agreements with our former CEO, Nicholas Carter, and our former VP of Accounting & Compliance, Connie Cook. Mr. Carter's agreement provides continued welfare benefits for him and his wife for life at the same cost sharing basis as regular employees. Ms. Cook's agreement provides continued welfare benefits for her and her husband until eligible for Medicare. Approximately $339,000 and $377,000 was outstanding at December 31, 2019, and 2018, respectively, and included in post-retirement benefits. For the period ended December 31, 2019, and 2018, approximately $21,000 and $18,000, respectively, had been paid.

TRECORA RESOURCES AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2019

Description	Beginning balance	Charged (credited) to earnings	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2017	376,037	(150,415)	—	225,622
December 31, 2018	225,622	—	—	225,622
December 31, 2019	225,622	—	—	225,622

Description	Beginning balance	Charged to earnings	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2017	300,000	—	—	300,000
December 31, 2018	300,000	152,000	—	452,000
December 31, 2019	452,000	(23,000)	—	429,000

AL MASANE AL KOBRA MINING COMPANY
Financial Statements
with
Report of Independent Registered Public Accounting Firm
December 31, 2019, 2018, and 2017

AL MASANE AL KOBRA MINING COMPANY

______________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Al Masane Al Kobra Mining Company
Najran, Kingdom of Saudi Arabia

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Al Masane Al Kobra Mining Company (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Riyadh, Kingdom of Saudi Arabia
March 11, 2019

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets

	December 31,
	2019	2018
	(Expressed in Saudi Riyals)
ASSETS
Current assets:
Cash and cash equivalents	52,244,794	31,510,496
Accounts receivable	29,643,472	16,235,035
Inventories	35,277,340	45,871,120
Advances to shareholders (Note 1)	2,859,341	52,562,028
Advances to contractors and other	50,053,018	19,168,765

Total current assets	170,077,965	165,347,444

Non-current assets:
Property and equipment, net	610,634,432	634,856,075
Development costs, net	121,267,664	155,281,525
Deferred mine closure costs	5,211,505	5,955,999

Total non-current assets	737,113,601	796,093,599

	907,191,566	961,441,043

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	40,418,619	28,756,945
Zakat and income tax liability	10,932,026	5,400,000
Capital lease obligation, current portion	2,318,301	193,206
Long-term debt, current portion	50,000,000	30,000,000

Total current liabilities	103,668,946	64,350,151

Non-current liabilities
Provision for mine closure costs	16,625,347	16,063,136
Capital lease obligation, net of current portion	3,898,002	359,811
Long-term debt, net of current portion and
deferred finance costs	267,933,847	266,258,712
End-of-service indemnities	4,880,892	3,649,889
Deferred income taxes	4,217,658	3,792,785

Total non-current liabilities	297,555,746	290,124,333

2

AL MASANE AL KOBRA MINING COMPANY
Balance Sheets - (Continued)

	December 31,
	2019	2018
	(Expressed in Saudi Riyals)
Commitments and contingencies (Note 14)

Shareholders' equity
Share capital	820,000,000	820,000,000
Share premium	(74,713,350)	—
Accumulated deficit	(239,319,776)	(213,033,441)

Total shareholders' equity	505,966,874	606,966,559

	907,191,566	961,441,043

AL MASANE AL KOBRA MINING COMPANY
Statements of Operations

	December 31,
	2019	2018	2017
	(Expressed in Saudi Riyals)
Revenues	293,811,329	263,377,273	136,629,881

Costs of revenues	261,073,821	255,313,296	162,388,373

Operating income (loss)	32,737,508	8,063,977	(25,758,492)

General and
administrative expenses	48,927,307	29,475,998	28,299,733

Loss from operations	(16,189,799)	(21,412,021)	(54,058,225)

Other income (expense)
Finance charges	(5,436,532)	(5,969,821)	(6,103,680)
Other income	2,091,152	323,575	893,524

	(3,345,380)	(5,646,246)	(5,210,156)

Loss before Zakat and income tax	(19,535,179)	(27,058,267)	(59,268,381)

Zakat and income tax benefit (expense)	(6,751,156)	1,824,929	(3,627,193)

Net loss	(26,286,335)	(25,233,338)	(62,895,574)

AL MASANE AL KOBRA MINING COMPANY
Statements of Changes in Shareholders' Equity

	(Expressed in Saudi Riyals)
				Retained
				Earnings
	Share	Share	Treasury	(Accumulated
	Capital	Premium	Stock at cost	Deficit)	Total

Balance at January 1, 2017	780,000,000	37,546,420	—	(124,904,529)	692,641,891

Net loss	—	—	—	(62,895,574)	(62,895,574)

Balance at December 31, 2017	780,000,000	37,546,420	—	(187,800,103)	629,746,317

Issuance of share premium	—	2,453,580	—	—	2,453,580

Conversion of share premium to share capital	40,000,000	(40,000,000)	—	—	—

Net loss	—	—	—	(25,233,338)	(25,233,338)

Balance at December 31, 2018	820,000,000	—	—	(213,033,441)	606,966,559

Share repurchase	—	—	(74,713,350)	—	(74,713,350)

Net loss	—	—	—	(26,286,335)	(26,286,335)

Balance at December 31, 2019	820,000,000	—	(74,713,350)	(239,319,776)	505,966,874

AL MASANE AL KOBRA MINING COMPANY
Statements of Cash Flows

	December 31,
	2019	2018	2017
	(Expressed in Saudi Riyals)
Cash flows from operating activities:
Net loss	(26,286,335)	(25,233,338)	(62,895,574)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	113,949,259	125,507,864	83,547,586
Accretion of deferred mine closure costs	562,211	543,198	524,829
Amortization of deferred finance costs	1,675,135	2,175,902	1,610,733
Gain on forgiveness of liabilities	—	—	—
Deferred income taxes	424,873	(7,224,929)	417,966
Changes in operating assets and liabilities:
Accounts receivable	(13,408,437)	(8,021,219)	(8,213,816)
Inventories	10,593,780	(18,644,188)	(11,351,752)
Advances to contractors and other	(30,884,252)	563,016	(3,944,995)
Accounts payable and accrued liabilities	11,661,674	6,084,327	9,638,009
Zakat and income tax liability	5,532,026	1,883,327	1,583,048
End-of-service indemnities	1,231,003	1,131,360	1,037,893

Net cash provided by operating activities	75,050,937	78,765,320	11,953,927

Cash flows from investing activities:
Additions to property and equipment	(48,246,282)	(28,945,309)	(31,550,443)

AL MASANE AL KOBRA MINING COMPANY
Statements of Cash Flows - (Continued)

	December 31,
	2019	2018	2017
	(Expressed in Saudi Riyals)
Cash flows from financing activities:
Issuance of share capital and premium	—	2,453,580	—
Payments on capital lease obligations	(1,059,694)	(72,788)	—
Repurchase of treasury stock	(22,151,322)	—	—
Borrowings from long-term debt	50,000,000	—	—
Payments on long-term debt	(30,000,000)	—	(5,000,000)
Net advances from (to) shareholders	(2,859,341)	(53,015,844)	403,147

Net cash provided by (used in) financing activities	(6,070,357)	(50,635,052)	(4,596,853)

Increase (decrease) in cash and cash equivalents	20,734,298	(815,041)	(24,193,369)

Cash and cash equivalents, beginning of year	31,510,496	32,325,537	56,518,906

Cash and cash equivalents, end of year	52,244,794	31,510,496	32,325,537

Supplemental cash flow information

Cash paid for interest	4,428,545	3,927,778	3,686,000

Cash paid for Zakat and income tax	6,086,073	3,212,813	1,626,179

Supplemental disclosure of non-cash items

Assets acquired through capital lease obligations	7,933,140	625,805	—

Advances to shareholders applied to treasury stock purchase	52,562,028	—	—

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
During 2011, the Company increased its authorized share capital by SR50,000,000 to SR500,000,000 and issued 5,000,000 shares of 10 each at a price of SR28 each resulting in a share premium of SR90,000,000. The entire 5,000,000 shares were issued for cash to Arab Mining Company (ARMICO) headquartered in Amman, Jordan.
During 2013, the Company increased its authorized share capital by SR50,000,000 to SR550,000,000 and issued 5,000,000 shares of 10 each at a price of SR30 each resulting in a share premium of SR100,000,000. The shares were issued for cash to existing shareholders.
During 2015, the Company increased its authorized share capital by SR190,000,000 to SR 740,000,000 and issued 19,000,000 shares of 10 each by transferring from share premium accounts.
During 2016, the Company increased its authorized share capital by SR40,000,000 to SR780,000,000 and issued 4,000,000 shares of 10 each at a price of SR20 each resulting in a share premium of SR35,092,840.
During 2018, the Company increased share premium by SR2,453,580 for shares that were previously issued.
During 2018 the Company increased its authorized share capital by SR40,000,000 to SR820,000,000 and issued 4,000,000 shares of 10 each by transferring from share premium accounts.
During the Company’s Extraordinary General Assembly Meeting in October of 2018, the shareholders approved to repurchase up to 2,500,000 shares from the shareholders at a price of SR30 each and to register these shares as treasury shares. In December 2018, the Board unanimously approved this proposal and authorized the CEO to proceed with the repurchase. The Company advanced certain shareholders their portion of these proceeds in 2018. During the first quarter of 2019, the Company finalized the transaction and repurchased 2,490,445 shares for approximately SR74,713,000.
On October 2, 2019, the Company and certain shareholders of the Company (collectively, the “Purchasers”) entered into a Share Sale and Purchase Agreement (“Purchase Agreement”) with Trecora to purchase their entire equity interest in the Company for an aggregate gross purchase price of approximately SR264,700,000. The Purchase Agreement contains various representations, warranties and indemnity obligations of the Purchasers and Trecora. Initially, the Purchase Agreement required the transaction to close by November 25, 2019. On January 16, 2020, the Purchasers and Trecora entered into an amendment to extend the close date to March 31, 2020 to allow additional time for the parties to obtain certain required governmental approvals. As required by the Purchase Agreement, the Purchasers advanced 5% of the purchase price to Trecora. The Company’s share of the advance was approximately, SR2,855,000 and is included in advances to shareholders in the accompanying balance sheet for the year ended December 31, 2019.

As of December 31, 2019, our ownership is as follows:
	Shares	Ownership Percentage
Saudi shareholders	37,248,210	46.8%
Trecora (US Company)	26,467,422	33.3%
ARMICO (Pan Arab Organization)	15,502,500	19.5%
Other	291,418	0.4%

	79,509,550	100.00%
Business and operations
Our principal activity is to produce zinc and copper concentrates and silver and gold doré as per the license Number 993/2 dated 16/7/1428 (July 31, 2007) issued by Saudi Arabian General Investment Authority (SAGIA). We commenced our commercial production on July 1, 2012. During 2015, we received a new mining lease for an area near our current mining area for the Guyan ancient mine. Over the years, we have performed renovations and maintenance to improve recoveries overall and upgrade the precious metals circuit through the installation of SART (sulfidization, acidification, recycling, and thickening) modifications which are expected to lower chemical use, thereby reducing operating costs. During 2019, we completed an analysis of our mineral reserve estimates and extended the life of the mine and have made capital investments in the Guyan mining area.
Note 2 - Summary of Significant Accounting Policies
The accompanying financial statements have been prepared using U.S. generally accepted accounting principles. The following is a summary of our significant accounting policies:
Cash and cash equivalents
We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts receivable
We evaluate the collectability of our accounts receivable and the adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which the Company becomes aware. During the years ended December 31, 2019, 2018, and 2017, we sold our concentrates and doré pursuant to sales contracts with primarily one customer. No amounts have been written off for the years ended December 31, 2019, 2018, and 2017. In addition, we determined that an allowance for doubtful accounts was not necessary at December 31, 2019 and 2018.
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
Based on our evaluation, we recorded no impairment losses during the years ended December 31, 2019, 2018 and 2017.
End-of-service indemnities
Employee end-of-service benefits are accrued for the benefit of employees under the terms and conditions of Saudi Labor Law and Regulations and their employment contracts. End-of-service indemnities are provided for and accrued in the financial statements based on the respective employees' salaries and length of service.
Foreign currency
Our functional currency is the Saudi Riyal (SR). In June 1986, the Saudi Riyal was officially pegged to the U.S. Dollar at a fixed exchange rate of 1 U.S. Dollar to 3.75 riyals. Foreign currency transactions are translated into Saudi Riyals at the rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at that date. Any gains and losses from settlement and translation of foreign currency transactions are included in the statement of operations. There were no material foreign-currency exchange gains or losses or translation adjustments during the years ended December 31, 2019, 2018 and 2017.
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
Operating lease expense amounted to approximately SR4,015,000, SR1,619,000 and SR1,454,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Asset retirement obligations and costs - continued
Our AROs consist primarily of costs associated with mine reclamation and closure activities and are included in deferred mine closure costs on the accompanying balance sheets. At least annually, we review our ARO estimates for changes in the projected timing and changes in cost estimates and additional AROs incurred during the period.
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
Revenue recognition
The Company adopted ASC 606, Revenues from Contracts with Customers, effective January 1, 2019, on a modified retrospective basis, applying the standards to all contracts that are not completed as such date. The Company’s revenues primary consists of sales of copper and zinc. Other than increased disclosures, the adoption of the new guidance did not have an impact on the Company’s revenue recognition.
We sell our products pursuant to individual sales contracts entered into with a customer who acts as an intermediary and resells our products to end users. The Company considers each sales contract to be a single performance obligation, represented by the delivery of a series of distinct goods that are substantially the same, with the same pattern of transfer to the Company's customer. The Company concluded this as, based on the nature of its contracts, the customer receives the benefit of mineral sold as it is shipped per the terms of the commercial invoice at each delivery date. In addition, the Company considers that it has a right to consideration from its customers in an amount that corresponds directly to the value transferred to those customers that being the quantity of mineral delivered at the price per unit delivered. Accordingly, the Company recognizes revenue at the amount to which it has the right to invoice (the invoice practical expedient), as it believes that this method is a faithful depiction of the transfer of goods to its customers.
Revenue is recognized when or as the performance obligations are satisfied, when the Company transfers control of the goods and title passes to the customer. Control is transferred generally upon the completion of loading the material as the point of origin. This is the point which the customer obtains legal title to the product as well as the ability to direct the use of and obtain substantially all the remaining benefits of ownership of the assets.
Sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Under the long-established structure of sales agreements prevalent in the industry, the copper and zinc contained in concentrate is generally “provisionally” priced at the time of shipment. The provisional price received at the time of shipment is later adjusted to a “final” price based on quoted monthly average spot prices on the London Metal Exchange (LME) for a specified future month. We record revenues at the time of shipment (when title and risk of loss pass) based on then-current LME prices, and we account for any changes between the sales price recorded at the time of shipment and subsequent changes in the LME prices through the date of final pricing as gains or losses from a derivative embedded in the sales contract (a futures contract initiated at the date of shipment and settled upon the determination of the “final price”) which is bifurcated and separately accounted for at fair value. The host contract is the sale of the metals contained in the concentrates at the then-current LME price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts. Our embedded derivatives at December 31, 2019 and 2018, were not significant to the financial statements.
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
Recent accounting pronouncements
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.
Subsequent events
We have evaluated events and transactions subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 11, 2020, the date on which the financial statements were available to be issued.
Note 3 – Liquidity and Capital Resources
As shown in the financial statements, we have incurred three consecutive years of net losses however, the Company has operating income and generated cash from operations for the last two years. In addition, we have updated our mineral reserve estimates and extended the life of the mine. We believe that our continued operations and the additional debt financing discussed in Note 10 will provide us the necessary liquidity and capital resources.
Note 4 – Inventories

Inventories consisted of the following at:
	December 31,
	2019	2018
Stockpile ore	18,657,218	19,134,297
Ore concentrates	6,294,948	17,020,657
Precious metal dore	4,490,589	2,159,192
Explosives	326,599	1,134,728
Chemicals and other	5,507,986	6,422,246
	35,277,340	45,871,120
Note 5 – Advances to Contractors and Other

Advances to contractors and other consisted of the following at:
	December 31,
	2019	2018
Advances to contractors	42,672,136	15,127,502
Prepaid expenses	5,185,037	1,196,218
Other miscellaneous advances and receivables	2,195,845	2,845,045
	50,053,018	19,168,765

Note 6 – Property and Equipment

Property and equipment, net consisted of the following at:
	December 31,
	2019	2018
Buildings	191,838,962	191,041,157
Leasehold improvements	1,838,317	1,838,317
Heavy equipment	136,066,275	118,125,568
Motor vehicles	22,467,300	22,467,300
Civil works	16,288,221	15,662,671
Tailings dam	23,900,160	23,042,594
Plant and machinery	326,974,958	324,372,695
Mining assets – rehabilitation costs	98,894,826	98,894,826
Mining assets – underground development costs	299,224,519	267,128,896
Construction in progress	4,789,313	5,106,409
	1,122,282,851	1,067,680,433
Less accumulated depreciation, depletion and amortization	(511,648,419)	(432,824,358)
	610,634,432	634,856,075
Property and equipment serve as collateral for the SIDF loan agreement (see Note 10).
Depreciation, depletion and amortization expense related to property and equipment was approximately, SR79,000,000, SR88,000,000 and SR64,300,000 for years ended December 31, 2019, 2018 and 2017, respectively.
Note 7 – Development Costs

Development costs, net consisted of the following at:
	December 31,
	2019	2018
Cost	289,973,237	289,973,237
Accumulated amortization	(168,705,573)	(134,691,712)
	121,267,664	155,281,525
Development costs are amortized using the unit of production method upon extraction of the ore. Amortization expenses related to development costs was approximately SR34,014,000, SR36,250,000 and SR18,200,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:
	December 31,
	2019	2018
Accounts payable and accrued liabilities	36,571,709	27,306,933
Accrued salaries and payroll expenses	3,846,910	1,450,012
	40,418,619	28,756,945
Note 9 – Zakat and Income Tax
We have submitted our Zakat and income tax return for the year ended December 31, 2018 and have obtained our 2018 Zakat certificate. We are in the process of preparing and submitting our Zakat and income tax return for the year 2019.
The Zakat base for the Saudi shareholders was positive in 2019, 2018 and 2017 and the corresponding Zakat expense and liability has been recorded. In 2019 and 2018, there was a taxable profit attributable to our non-Saudi (foreign) shareholders and the current income tax expense and liability has also been recorded, also included in the liability is withholding on non-Saudi shareholders in connection with the share repurchase as discussed in Note 1. There was no taxable profit attributable to our non-Saudi (foreign) shareholders for 2017, therefore, no current income tax liability is due in that year.

The components of Zakat and income tax expense (benefit) are as follows:
	Years ended December 31,
	2019	2018	2017
Deferred income tax benefit	1,737,276	(12,961,569)	(8,617,706)
Change in valuation allowance	(1,312,403)	5,736,640	9,035,670
Current Zakat and income tax expense	6,326,283	5,400,000	3,209,229
Zakat and income tax expense (benefit)	6,751,156	(1,824,929)	3,627,193
The difference between the effective income tax rate and the statutory rate for non-Saudi shareholders of 20% for the years ended December 31, 2019, 2018, and 2017, relates primarily to changes in the valuation allowance and adjustments to estimates in depreciation.

Tax effects of temporary differences that give rise to significant portions of non-Saudi owners deferred tax assets and deferred tax liabilities were as follows:
	December 31,
	2019	2018
Deferred tax assets:
Loss carryforward	41,293,547	42,193,939
Other	799,526	656,819
	42,093,073	42,850,758
Deferred tax liabilities:
Property and Equipment	(8,785,642)	(7,806,051)
Net deferred tax asset	33,307,431	35,044,707
Valuation allowance	(37,525,089)	(38,837,492)
Net deferred tax liability	(4,217,658)	(3,792,785)
At December 31, 2019 and 2018, we had tax loss carryforwards totaling approximately SR206,468,000 and SR210,970,000 . Tax losses may be carried forward indefinitely subject to certain annual limitations for non-Saudi shareholders. We have provided a valuation allowance in 2019 and 2018 against a portion of our gross deferred tax assets because of uncertainties regarding their realization.
Note 10 - Long-term Debt
Saudi Industrial Development Fund (SIDF)
During 2010, the Company entered into a loan agreement with the SIDF for SR330,000,000 to finish the development of the mine and provide working capital. In July 2018, we amended our agreement with SIDF to adjust the repayment schedule and extend the maturity date to 2024. The loan agreement is collateralized by all the assets of Company and is guaranteed by the shareholders.
Banque Saudi Fransi (BSF)
During 2019, the Company obtained a credit facility from BSF for SR110,518,400. The facility is to be used to finance capital expenditures related to Guyan and provide bridge financing to SIDF.
The agreement bears interest at Saudi Arabian Interbank Offered Rate (SAIBOR) plus 2.5% per annum. In December 2019, the Company received proceeds of SR50,000,000 which will be repaid starting on March 31, 2021 through equal quarterly installments of approximately SR4,167,000 with the final payment due on December 31, 2023.
Under the terms of the agreements with SIDF and BSF, we are required to maintain certain financial covenants, among other requirements.

Long-term debts are summarized as follows at:
	December 31,
	2019	2018
SIDF	275,000,000	305,000,000
BSF	50,000,000	—
Deferred finance charges	(7,066,153)	(8,741,288)
Total debt	317,933,847	296,258,712
Less current portion	50,000,000	30,000,000
Total long-term debt, less current portion	267,933,847	266,258,712
Deferred finance costs are comprised of SIDF loan origination charges which are capitalized and amortized over the period of the related loan which approximates the interest method. Loan fees of SR7,066,153 and SR8,741,288 net of accumulated amortization are included net with long-term debt at December 31, 2019 and 2018. Amortization of loan fees amounted to approximately SR1,639,000, SR1,639,000, and SR1,611,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
The repayment schedule is as follows:

Years Ending December 31,
2020	50,000,000
2021	76,666,668
2022	76,666,668
2023	86,666,664
2024	35,000,000
325,000,000
Note 11 – End-of-Service Indemnities

The change in the end-of-service indemnities provision is as follows:
	Years Ended December 31,
	2019	2018
Balance, beginning of year	3,649,889	2,518,529
Provision for the year	2,208,156	1,347,418
Paid during the year	(977,153)	(216,058)
Balance, end of year	4,880,892	3,649,889
Note 12 – Asset Retirement Obligations
During 2012, we recorded an ARO for deferred mine closure costs of approximately SR12,843,000. These deferred mine closure costs are being amortized over the estimated life of the mine. Amortization expense was approximately SR745,000, SR745,000, and SR1,117,000 for the years ended December 31, 2019, 2018, and 2017.

Deferred mine closure costs consisted of the following at:
	December 31,
	2019	2018
Cost	12,842,625	12,842,625
Accumulated amortization	(7,631,120)	(6,886,626)
	5,211,505	5,955,999

A summary of changes in our provision for mine closure costs is as follows:
	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	16,063,136	15,519,938	14,995,109
Accretion expense	562,211	543,198	524,829
Balance, end of year	16,625,347	16,063,136	15,519,938
ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs.
Note 13 – General and Administrative Expenses

A summary of general and administrative expenses is as follows:
	Years Ended December 31,
	2019	2018	2017
Wages, salaries and related costs	37,273,010	17,036,965	14,837,901
Mine closure and environmental	1,306,705	1,287,698	1,641,580
Office expenses	8,831,910	9,287,218	6,589,090
Travel and accommodation	27,182	593,046	2,958,938
Professional fees	1,488,500	1,271,071	2,272,224
	48,927,307	29,475,998	28,299,733
Note 14 - Commitments and Contingencies
Operating lease obligations
Our lease commitment for our surface mining lease was initially granted for a period of 30 years through 2024. The lease allows for renewal for an additional 20 years. We also have leases for our corporate offices and three residential villas in Najran through 2025. There is also a mining lease that covers the Guyan area for a period of 20 years through 2034. A summary of these commitments are as follows:

Years Ending December 31,
2020	990,000
2021	990,000
2022	990,000
2023	550,000
2024	550,000
Thereafter	1,100,000
5,170,000
Capital lease obligations
We lease certain equipment vehicles under capital lease obligations that are set to expire at various dates through 2021. The future minimum lease payments under the capital lease obligations are as follows for the years ending December 31:

2020	2,894,906
2021	2,791,921
2022	1,482,543
Total minimum lease payments	7,169,370
Less deferred financial charges	(953,067)
Total capital lease obligations	6,216,303
Less: current portion of capital lease obligations	2,318,301
Total long term portion, net current portion	3,898,002

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
We did not have any significant transfers in or out of Levels 1, 2, or 3 in 2019 or 2018. The embedded derivatives in our provisional sales contracts are considered Level 2 measurements.

