Form 10-Q
period 2020-03-31
TRECORA RESOURCES
filed 2020-05-08
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or

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
(Former name, former address and former fiscal year, if changed since last report)

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

Non-accelerated filer         Smaller reporting company   X

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at April 30, 2020: 24,714,980.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$37,450	$6,145
Trade receivables, net	28,396	26,320
Inventories	8,362	13,624
Investment in AMAK (held-for-sale)	28,869	32,872
Prepaid expenses and other assets	4,458	4,947
Taxes receivable	16,107	182
Total current assets	123,642	84,090

Plant, pipeline and equipment, net	187,211	188,919

Intangible assets, net	14,275	14,736
Lease right-of-use assets, net	12,711	13,512
Mineral properties in the United States	562	562

TOTAL ASSETS	$338,401	$301,819
LIABILITIES
Current Liabilities
Accounts payable	$10,171	$14,603
Accrued liabilities	6,720	5,740
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,153	3,174
Current portion of other liabilities	1,021	924
Total current liabilities	25,259	28,635

Long-term debt, net of current portion	98,046	79,095
Post-retirement benefit, net of current portion	332	338
Lease liabilities, net of current portion	9,558	10,338
Other liabilities, net of current portion	178	595
Deferred income taxes	22,512	11,375
Total liabilities	155,885	130,376

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued and outstanding 24.8 million and 24.8 million in 2020 and 2019, respectively	2,478	2,475
Additional paid-in capital	59,880	59,530
Retained earnings	119,869	109,149
Total Trecora Resources Stockholders' Equity	182,227	171,154
Noncontrolling Interest	289	289
Total equity	182,516	171,443

TOTAL LIABILITIES AND EQUITY	$338,401	$301,819

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$57,183	$61,493
Processing fees	4,884	3,662
	62,067	65,155

OPERATING COSTS AND EXPENSES
Cost of sales and processing
(including depreciation and amortization of $3,952 and $4,229, respectively)	53,989	55,082

GROSS PROFIT	8,078	10,073

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	6,674	6,034
Depreciation	216	213
	6,890	6,247

OPERATING INCOME	1,188	3,826

OTHER INCOME (EXPENSE)
Interest income	—	5
Interest expense	(916)	(1,499)
Miscellaneous income (expense), net	(62)	(28)
	(978)	(1,522)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	210	2,304

INCOME TAX EXPENSE (BENEFIT)	(5,653)	494

INCOME FROM CONTINUING OPERATIONS	5,863	1,810

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	4,857	(59)

NET INCOME	$10,720	$1,751

Basic Earnings per Common Share
Net income from continuing operations (dollars)	$0.24	$0.07
Net income from discontinued operations, net of tax (dollars)	0.20	—
Net income (dollars)	$0.44	$0.07

Basic weighted average number of common shares outstanding	24,765	24,653

Diluted Earnings per Common Share
Net income from continuing operations (dollars)	$0.23	$0.07
Net income from discontinued operations, net of tax (dollars)	0.19	—
Net income (dollars)	$0.42	$0.07

Diluted weighted average number of common shares outstanding	25,276	25,027

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
December 31, 2019	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	94	—	—	94	—	94
Issued to Employees	—	—	259	—	—	259	—	259
Common Stock
Issued to Employees	30	3	(3)	—	—	—	—	—
Net Income	—	—	—	—	10,720	10,720	—	10,720

March 31, 2020	24,780	$2,478	$59,880	$—	$119,869	$182,227	$289	$182,516

December 31, 2018	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	22	—	—	22	—	22
Issued to Employees	—	—	249	—	—	249	—	249
Common Stock
Issued to Employees	61	6	—	—	—	6	—	6
Net Income	—	—	—	—	1,751	1,751	—	1,751

March 31, 2019	24,687	$2,469	$58,565	$(8)	$125,874	$186,900	$289	$187,189

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$10,720	$1,751
Income (Loss) from Discontinued Operations	4,857	(59)
Income from Continuing Operations	$5,863	$1,810
Adjustments to Reconcile Income from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,492	3,977
Amortization of Intangible Assets	461	465
Stock-based Compensation	390	213
Deferred Income Taxes	10,385	374
Postretirement Obligation	10	(5)
Amortization of Loan Fees	45	45
Loss on Disposal of Assets	18	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Trade Receivables	(2,077)	1,375
Decrease in Insurance Receivables	274	—
Increase in Taxes Receivable	(16,144)	—
Decrease (Increase) in Inventories	5,263	(383)
Decrease (Increase) in Prepaid Expenses and Other Assets	185	(227)
Decrease in Accounts Payable and Accrued Liabilities	(3,739)	(6,773)
Decrease in Other Liabilities	(72)	(34)
Net Cash Provided by Operating Activities - Continuing Operations	4,354	837
Net Cash Used in Operating Activities - Discontinued Operations	(53)	(13)
Net Cash Provided by Operating Activities	4,301	824
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(2,065)	(1,887)
Proceeds from PEVM	—	30
Net Cash Used in Investing Activities - Continuing Operations	(2,065)	(1,857)
Net Cash Provided by Investing Activities - Discontinued Operations	10,163	440
Net Cash Provided by (Used in) Investing Activities	8,098	(1,417)
FINANCING ACTIVITIES
Net Cash Paid Related to Stock-Based Compensation	—	(215)
Additions to Long-Term Debt	20,000	2,000
Repayments of Long-Term Debt	(1,094)	(1,094)
Net Cash Provided by Financing Activities - Continuing Operations	18,906	691
NET INCREASE IN CASH	31,305	98
CASH AT BEGINNING OF PERIOD	6,145	6,735
CASH AT END OF PERIOD	$37,450	$6,833
Supplemental disclosure of cash flow information:
Cash payments for interest	$870	$1,210
Cash payments for taxes, net of refunds	$—	$—
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$262	$68
Foreign taxes paid by AMAK	$—	$891

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

Organization

Trecora Resources (the "Company" or "TREC") was incorporated in the State of Delaware in 1967. Our principal business activities are the manufacturing of various specialty hydrocarbons and specialty waxes and the provision of custom processing services.   Unless the context requires otherwise, references to "we," "us," "our," "TREC," and the "Company" are intended to mean Trecora Resources and its subsidiaries.

This document includes the following abbreviations:

(1)	TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC

(2)	SHR – South Hampton Resources, Inc. – Specialty Petrochemicals segment and parent of GSPL

(3)	GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the Specialty Petrochemicals segment

(4)	TC – Trecora Chemical, Inc. – Specialty Waxes segment

(5)	AMAK – Al Masane Al Kobra Mining Company – Held-for-sale mining equity investment – 28.3% ownership

(6)	PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine – 55% ownership

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of results for the year ending December 31, 2020.

We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, we own a 28.3% interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia. Our investment is classified as held-for-sale and and the equity in earnings (losses) are recorded in discontinued operations. See Note 5.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, we adopted Financial Accounting Standard Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our condensed consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
Trade receivables	$28,825	$26,749
Less allowance for doubtful accounts	(429)	(429)
Trade receivables, net	$28,396	$26,320

Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.

4. INVENTORIES

Inventories included the following:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
Raw material	$1,298	$2,100
Work in process	139	142
Finished products	6,925	11,382
Total inventory	$8,362	$13,624

Inventory serves as collateral for our amended and restated credit agreement. See Note 11.

Inventory included Specialty Petrochemicals products in transit valued at approximately $1.6 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively.

5. INVESTMENT IN AMAK (Held-for-Sale)

As of March 31, 2020 and December 31, 2019, the Company had a non-controlling equity interest of 28.3% and 33.3% in AMAK of approximately $28.9 million and $32.9 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that had an adverse effect on the fair value of our investment in AMAK at March 31, 2020.

The Company committed to a plan to sell our investment in AMAK during the third quarter of 2019. Management engaged in a comprehensive process to market the investment to numerous potential buyers. The process resulted in an agreement with certain AMAK stockholders in September 2019 to purchase our investment. Pursuant to a Share Sale and Purchase Agreement (as amended, the "Purchase Agreement") that was effective as of October 2, 2019, the Company agreed to sell its entire equity interest in AMAK, to AMAK and certain other existing stockholders of AMAK (collectively, the "Purchasers")

for an aggregate gross purchase price (before taxes and transaction expenses) of Saudi Riyals ("SAR") 264.7 million (or approximately US$70 million), which will be payable in US Dollars (collectively, the "Share Sale"). The Purchasers advanced 5% of the purchase price (or approximately $3.5 million) in the form of a non-refundable deposit, which was a condition to the effectiveness of the Purchase Agreement. The Purchase Agreement contained various representations, warranties and indemnity obligations of the Company and the Purchasers, including the release of the Company's guarantee as described in Note 12.

On January 16, 2020, the Company and the Purchasers entered into a letter agreement (the “January 2020 Amendment”) providing certain amendments to the Purchase Agreement. Pursuant to the January 2020 Amendment, the Long Stop Date (as defined in the Purchase Agreement) for completion of the Share Sale was extended to March 31, 2020 to allow additional time for the parties to obtain certain required governmental approvals. Under the Purchase Agreement, the Company had certain termination rights if closing of the Share Sale did not occur on or before the Long Stop Date. The January 2020 Amendment also provided that, if closing of the Share Sale does not occur on or before the extended Long Stop Date, and the Company determined in its sole discretion to further extend such date, then an amount equal to 50% of the approximately $3.5 million non-refundable deposit made by the Purchasers under the Purchase Agreement would be forfeited to the Company as liquidated damages and would not be applied to the purchase price at closing of the Share Sale.

Effective as of March 26, 2020, the Company and the Purchasers entered into a letter agreement, dated March 23, 2020 (the “March 2020 Amendment”), providing for certain additional amendments to the Purchase Agreement.

Pursuant to the March 2020 Amendment, the Company and the Purchasers agreed that the Share Sale may be completed with the respective Purchasers in multiple closings, in each case, subject to the completion of any remaining conditions precedent. To the extent that a Purchaser completed the purchase of all or a portion of the ordinary shares allotted to it under the Purchase Agreement on or before March 31, 2020, the non-refundable deposit paid by such Purchaser (or a portion of such deposit for a partial closing) was credited toward the purchase price of the ordinary shares being purchased. Purchasers that complete the purchase of all or a portion of their allotted ordinary shares after March 31, 2020 but on or before September 28, 2020 (the “New Long Stop Date”), will forfeit an amount equal to 50% of the non-refundable deposit paid by such Purchasers to the Company as liquidated damages and such amount shall not be applied to the purchase price paid by the applicable Purchaser. With respect to any Purchaser that has not completed the purchase of 100% of its allocated ordinary shares on or prior to the New Long Stop Date, (i) any remaining amount of non-refundable deposit paid by such Purchaser will be forfeited to the Company as liquidated damages as of September 29, 2020 and (ii) the Company may terminate the Purchase Agreement in accordance with its terms unless the Company elects, in its sole discretion, to further extend the New Long Stop Date.

On March 26, 2020, the Company and one Purchaser, Arab Mining Company, completed the first closing of the Share Sale (the “First Closing”). In connection with the First Closing, the Company sold 4,000,000 ordinary shares for an aggregate gross purchase price (before taxes and transaction expenses) of SAR 40 million (or approximately US$10.7 million) (inclusive of the credited amount of the Purchaser’s non-refundable deposit previously paid of US$0.5 million). The First Closing also included indemnification provisions which effectively reduced our portion of the loan guarantee (as discussed in Note 12). We recorded a foreign tax payable of approximately $0.3 million related to this transaction, which is offset by a foreign tax credit for U.S. tax purposes.

Pursuant to the March 2020 Amendment, the remaining Purchasers have agreed to use their best efforts to close the purchase of 100% of their respective allotments of ordinary shares as soon as possible. The March 2020 Amendment also provides that the Company will continue to have the right to appoint three directors of the board of directors of AMAK, and will enjoy all other governance rights it currently has, until the Share Sale has been completed in full. As of March 31, 2020, approximately $1.5 million of the initial deposits were forfeited to the Company as liquidated damages and will not be applied to the purchase price at closing. This amount was recorded as an increase to our investment in AMAK and a gain in discontinued operations.

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

Included in discontinued operations are the following :

	Three Months Ended March 31,
	2020	2019
	(thousands of dollars)
Saudi administration (income) expenses	$(17)	$16
Equity in losses of AMAK	532	59
Gain on sale of equity interest	(6,663)	—
(Income) loss from discontinued operations before taxes	(6,148)	75
Tax expense (benefit)	1,291	(16)
(Income) loss from discontinued operations (net of tax)	$(4,857)	$59

AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986 the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(thousands of dollars)
Sales	$17,937	$20,664
Cost of sales	16,821	18,570
Gross profit	1,116	2,094
Selling, general, and administrative	2,680	2,738
Operating loss	(1,564)	(644)
Other income	17	428
Finance and interest expense	(531)	(445)
Loss before Zakat and income taxes	(2,078)	(661)
Zakat and income taxes	533	522
Net Loss	$(2,611)	$(1,183)

Financial Position

	March 31,	December 31,
	2020	2019
	(thousands of dollars)
Current assets	$44,189	$45,354
Noncurrent assets	199,109	196,564
Total assets	$243,298	$241,918

Current liabilities	$28,955	$27,645
Long term liabilities	82,029	79,348
Stockholders' equity	132,314	134,925
	$243,298	$241,918

Changes in Ownership

•
In the first quarter of 2020, we completed a portion of the Share Sale to an existing shareholder of AMAK. We sold 4 million shares of AMAK, thereby reducing our ownership percentage from 33.3% to 28.3%. As this transaction occurred at the end of the first quarter, our portion of the equity in earnings/losses of AMAK reflected for the first quarter of 2020 is calculated at 33.3%, whereas our ownership of balance sheet accounts is reflected at 28.3% as of March 31, 2020.

•
In the second quarter of 2019, certain shareholders of AMAK transferred a portion of their shares to the CEO of AMAK as a one-time retention and performance bonus. The Company transferred 100,000 shares and the transaction reduced our ownership percentage from 33.4% to 33.3%.

The equity in the (losses) earnings of AMAK included in income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, is comprised of the following:

	Three Months Ended March 31,
	2020	2019
	(thousands of dollars)
AMAK Net Loss	$(2,611)	$(1,183)
Percentage of Ownership	33.3%	33.4%

Company's share of loss reported by AMAK	$(869)	$(395)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337
Equity in losses of AMAK	$(532)	$(59)

For additional information, see NOTE 6, "INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS" to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2019.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
Prepaid license	$1,008	$1,209
Spare parts	1,965	1,857
Insurance receivable	874	1,148
Other prepaid expenses and assets	611	733
Total prepaid expenses and other assets	$4,458	$4,947

7. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,580
Catalyst	4,225	4,095
Land	5,428	5,428
Plant, pipeline and equipment	260,892	258,651
Construction in progress	4,673	5,052
Total plant, pipeline and equipment	$276,798	$274,806
Less accumulated depreciation	(89,587)	(85,887)
Net plant, pipeline and equipment	$187,211	$188,919

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 11.

Labor capitalized for construction was approximately nil and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Construction in progress during the first three months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC. Construction in progress during the first three months of 2019 included equipment purchased for various equipment updates at the TC facility, the Advanced Reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and nil for the three months ended March 31, 2020 and 2019, respectively.

8. LEASES
The Company leases certain rail cars, rail equipment, office space and office equipment. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$920	$1,139
Operating lease cost (a)	Selling, general and administrative	48	34
Total operating lease cost		$968	$1,173

Finance lease cost:
Amortization of right-of-use assets	Depreciation	$—	—
Interest on lease liabilities	Interest Expense	—	—
Total finance lease cost		$—	$—

Total lease cost		$968	$1,173

(a) Short-term lease costs were approximately $0.1 million and $0.1 million during the periods, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2020	December 31, 2019
Assets:
Operating	Operating lease assets	$12,711	$13,512
Finance	Property, plant, and equipment	—	—
Total leased assets		$12,711	$13,512

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,153	$3,174
Finance	Short-term debt and current portion of long-term debt	—	—
Noncurrent
Operating	Operating lease liabilities	9,558	10,338
Finance	Long-term debt	—	—
Total lease liabilities		$12,711	$13,512

($ in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$947	$1,133
Operating cash flows used for finance leases	—	—
Financing cash flows used for finance leases	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$113
Finance leases	—	—

March 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.3
Finance leases	0.0
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of March 31, 2020, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$2,756	$—
2021	3,540	—
2022	3,218	—
2023	2,329	—
2024	1,026	—
Thereafter	1,082	—
Total lease payments	$13,951	$—
Less: Interest	1,240	—
Total lease obligations	$12,711	$—

9. INTANGIBLE ASSETS, NET

Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	March 31, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(6,179)	$10,673
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(628)	843
Developed technology	6,131	(3,372)	2,759
Total	$24,548	$(10,273)	$14,275

	December 31, 2019
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(5,898)	$10,954
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(601)	870
Developed technology	6,131	(3,219)	2,912
Total	$24,548	$(9,812)	$14,736

Amortization expense for intangible assets included in cost of sales for the three months ended March 31, 2020 and 2019 was approximately $0.5 million and $0.5 million, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2020, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	(thousands of dollars)
Customer relationships	$10,673	$843	$1,123	$1,123	1,123	1,123	1,123	$4,215
Licenses and permits	843	79	101	86	86	86	86	319
Developed technology	2,759	460	613	613	613	460	—	—
Total future amortization expense	$14,275	$1,382	$1,837	$1,822	$1,822	$1,669	$1,209	$4,534

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
State taxes	$247	$215
Property taxes	940	—
Payroll	1,718	1,250
Royalties	409	273
Officer compensation	344	1,687
Legal	213	—
Foreign taxes	320	—
AMAK transaction costs	1,000	1,000
Other	1,529	1,315
Total	$6,720	$5,740

11. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of March 31, 2020, we had $23.0 million in borrowings outstanding under the revolving credit facility (the "Revolving Facility") of our amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") and approximately $79.8 million in borrowings outstanding under the term loan facility of the ARC Agreement (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). In addition, we had approximately $21 million of availability under our Revolving Facility at March 31, 2020. TOCCO’s ability to make additional borrowings under the

Revolving Facility at March 31, 2020 was limited by, and in the future may be limited by, our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

For each fiscal quarter after December 31, 2019, TOCCO must maintain a Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 2.91 and 2.20 as of March 31, 2020 and December 31, 2019, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 2.21 and 2.56 as of March 31, 2020 and December 31, 2019, respectively.

The maturity date for the ARC Agreement is July 31, 2023. As of March 31, 2020, the effective interest rate for the Credit Facilities was 3.83%. The ARC Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of March 31, 2020.

For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS" to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.6 million and $0.6 million for the periods ended March 31, 2020 and December 31, 2019, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	March 31, 2020	December 31, 2019
	(thousands of dollars)
Revolving Facility	23,000	3,000
Term Loan Facility	79,844	80,938
Loan fees	(604)	(649)
Total long-term debt	102,240	83,289

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	98,046	79,095

12. COMMITMENTS AND CONTINGENCIES

COVID-19

The global outbreak of COVID-19 presents various global risks. The full impact of the outbreak continues to evolve as of the date of this report. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, investments, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects, if any, on its results of operations, financial condition, or liquidity for fiscal year 2020.

Guarantees

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan (the "Loan") to AMAK. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate guarantees. The Loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. On July 8, 2018, the Loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due in 2020 is SAR 50.0 million (US$13.3 million). In connection with the First Closing discussed in Note 5, our portion of the loan guarantee was effectively reduced to 33.1% or approximately SAR 95.7 million (US$24.3 million). The total amount outstanding on the Loan at March 31, 2020 was SAR 275.0 million (US$77.3 million). See additional discussion including release of the entire guarantee in connection with the Share Sale in Note 5.

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

Supplier Agreements

In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of March 31, 2020 and December 31, 2019, the value of the remaining undelivered feedstock approximated $2.7 million and $3.5 million, respectively.

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses for the three months ended March 31, 2020 and 2019, were $0.3 million and $0.2 million, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

13. STOCK-BASED COMPENSATION

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

Stock-based compensation expense of approximately $0.4 million and $0.2 million was recognized during the three months ended March 31, 2020 and 2019, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three months ended March 31, 2020 or 2019.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2020	487,000	10.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	487,000	10.87	3.5	$—
Expected to vest	—			$—
Exercisable at March 31, 2020	487,000	10.87	3.5	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At March 31, 2020, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three months ended March 31, 2020 and 2019, respectively, was $0.

The Company has no non-vested options as of March 31, 2020.

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

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2020	298,864	9.78
Granted	248,265	6.50
Forfeited	—	—
Vested	(36,268)	6.32
Outstanding at March 31, 2020	510,861	9.80
Expected to vest	510,861

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. We received notification from the Internal Revenue Service ("IRS") in February 2020 on the selection of our December 31, 2017 tax return for audit. In prior years, we received notification that Texas selected our R&D credit calculations for 2014 and 2015 for audit. The state of Texas had suspended their examination while they comprehensively reviewed their audit procedures for consistency. During the fourth quarter of 2019, we received notice that Texas had completed their review of their procedures and initiated additional requests for information. We do not expect any material changes related to the federal or Texas audits. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019. As of March 31, 2020 and December 31, 2019, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation, foreign taxes and a research and development credit for the three months ended March 31, 2020 and 2019. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law. The CARES Act allows for the deferral of income and social security tax payments, a five–year carryback for net operating losses ("NOLs"), changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. We have recognized the provisional amounts of $17.8 million for the NOLs carryback and they are included in the income tax receivable of $16.1 million. The Company will continue to evaluate the CARES Act for opportunities as additional information is released. See Subsequent Events disclosure at Note 19.

15. SEGMENT INFORMATION

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

	Three Months Ended March 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$50,386	$6,797	$—	$—	$57,183
Processing fees	1,244	3,640	—	—	4,884
Total revenues	51,630	10,437	—	—	62,067
Operating income (loss) before depreciation and amortization	6,490	1,066	(2,415)	—	5,141
Operating income (loss)	3,872	(262)	(2,422)	—	1,188
Income (loss) from continuing operations before taxes	2,942	(242)	(2,490)	—	210
Depreciation and amortization	2,617	1,328	7	—	3,952
Capital expenditures	1,601	316	—	—	1,917

	Three Months Ended March 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$55,490	$6,003	$—	—	$61,493
Processing fees	1,383	2,279	—	—	3,662
Total revenues	56,873	8,282	—	—	65,155
Operating income (loss) before depreciation and amortization	11,407	(849)	(2,305)	—	8,253
Operating income (loss)	8,333	(2,197)	(2,310)	—	3,826
Income (loss) from continuing operations before taxes	7,135	(2,539)	(2,292)	—	2,304
Depreciation and amortization	3,074	1,348	20	—	4,442
Capital expenditures	1,378	509	—	—	1,887

	March 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$20,556	$4,079	$—	$—	$24,635
Trade receivables, processing fees	811	2,950	—	—	3,761
Intangible assets, net	—	14,275	—	—	14,275
Total assets	293,382	91,674	120,689	(167,344)	338,401

	December 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$18,911	$3,613	$—	$—	$22,524
Trade receivables, processing fees	748	3,048	—	—	3,796
Intangible assets, net	—	14,736	—	—	14,736
Total assets	289,546	88,245	90,203	(166,175)	301,819

16. NET INCOME PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019, respectively.

Net Income per Common Share - Continuing Operations

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from continuing operations	$5,863	24,765	$0.24	$1,810	24,653	$0.07
Unvested restricted stock units		511			374
Diluted:
Net income from continuing operations	$5,863	25,276	$0.23	$1,810	25,027	$0.07

Net Income Common Share - Discontinued Operations

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$4,857	24,765	$0.20	$(59)	24,653	$—
Unvested restricted stock units		511			374
Diluted:
Net income (loss) from discontinued operations, net of tax	$4,857	25,276	$0.19	$(59)	25,027	$—

Net Income per Common Share

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income	$10,720	24,765	$0.44	$1,751	24,653	$0.07
Unvested restricted stock units		511			374
Diluted:
Net income	$10,720	25,276	$0.42	$1,751	25,027	$0.07

At March 31, 2020 and 2019, 487,000 and 552,000 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

17. RELATED PARTY TRANSACTIONS

Consulting fees of approximately nil and $22,000 were incurred during the three months ended March 31, 2020 and 2019, respectively, from our Director, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a consulting agreement was entered into with Mr. Carter in July 2015, which terminated effective December 31, 2019.

18. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of March 31, 2020 and December 31, 2019, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

For additional information, see NOTE 22, “POST-RETIREMENT OBLIGATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2019.

19. SUBSEQUENT EVENTS

In connection with the CARES Act discussed in Note 14, we expect to file refund claims of approximately $17.8 million to recover taxes paid in 2013 through 2016. On April 30, 2020 we filed our first refund claims and expect to receive approximately $14.0 million in the third quarter.

On May 6, 2020, SHR and TC (collectively, the “Borrowers") received loan proceeds in an aggregate principal amount of approximately $6.1 million (the "SBA Loans") under the United States Small Business Administration Paycheck Protection Program (the "Paycheck Protection Program") established pursuant to CARES Act. The SBA Loans are evidenced by unsecured promissory notes (collectively, the “SBA Notes”), each payable to Bank of America, N.A. The Borrowers plan to use the SBA Loans to cover payroll costs and certain other eligible expenses in accordance with the relevant terms and conditions of the CARES Act. The SBA Notes mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The SBA Loans may be partially or fully forgiven if the Borrowers comply with the provisions of the CARES Act.

In connection with the SBA Loans, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the “Guarantors”) entered into a Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh Amendment”) related to the ARC Agreement on May 8, 2020. Pursuant to the Seventh Amendment certain amendments to the ARC Agreement were made to permit the SBA Loans and related matters.

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

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward–looking statements. Such risks, uncertainties and factors include, but are not limited to: not completing, or not completely realizing the anticipated benefits from, the sale of our stake in AMAK; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock, product and mineral prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including COVID-19) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the Paycheck Protection Program or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including but not limited to: "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" therein, and in our other filings with the Securities and Exchange Commission (the "SEC"). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID–19 pandemic.

There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior releases, reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview

The following discussion and analysis of our financial results, as well as the accompanying unaudited condensed consolidated financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of our management. Our accounting and financial reporting fairly reflect our business model which is based on the manufacturing and marketing of specialty petrochemical products and waxes and providing custom manufacturing services.

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Review of First Quarter 2020 Results

We reported first quarter 2020 net income of $10.7 million, up from a net loss of $1.8 million in the first quarter of 2019. Diluted earnings per share are $0.42 for the first quarter of 2020, up from a loss per share of $0.07 for the same period in 2019. First quarter 2020 net income includes a benefit of approximately $7.9 million or $0.22 per diluted share, for an NOL tax benefit from the enactment of the CARES Act. Sales volume of our Specialty Petrochemicals products decreased 12.1% due to lower sales to the Canadian Oil Sands and lower overseas export sales. Specialty Waxes sales revenue was up 13.2% compared to the first quarter 2019 due to higher wax sales volume and higher custom processing revenues.

Consolidated Adjusted EBITDA from continuing operations was $5.5 million for the first quarter of 2020, compared with consolidated Adjusted EBITDA from continuing operations of $8.5 million in the first quarter of 2019. Consolidated Adjusted EBITDA from continuing operations declined due to lower prime product sales volume and prime product margins in our Specialty Petrochemicals segment, partially offset by higher wax sales volumes and higher custom processing revenues in our Specialty Waxes business.
COVID-19 Pandemic
The continued global impact of COVID-19 has resulted in various emergency measures to curb the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis. Our guiding principle is, and has always been, the protection of our people and the communities in which we work, as well as maintaining the overall integrity of our assets. While our essential plant personnel remain on-site, many of our other employees are working remotely. We are continuing to follow the orders and guidance of Federal, state, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we work. As an organization, we adopted social distancing behaviors early, executed the necessary changes to enable all possible job duties to be performed remotely and rapidly identified and executed the necessary adjustments to support optimal productivity for all remote workers.
To date, our plants have continued to operate as normal, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on March 28, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
While the COVID–19 pandemic had a limited impact on our business, results of operations, financial position and liquidity for the first quarter of 2020, we are seeing reduced demand in certain end markets in the second quarter, in particular, durable consumer goods, which demand decrease we attribute to the COVID–19 pandemic. This weakened demand in certain end markets is likely to continue in the near-term and may continue for the remainder of 2020, and could spread more broadly to our other end markets, depending on the magnitude and duration of the impact of the COVID-19 pandemic. As a result, we are unable to accurately predict the impact that the pandemic for the remainder of 2020 and, potentially, beyond (including how the impact of the pandemic may change from quarter to quarter). However, we believe our long–term demand thereafter remains intact.

Our management will continue to actively monitor the impact of the global situation on our business, results of operations, financial condition, liquidity, suppliers, industry, investments, and workforce. We do not currently anticipate any material impairments, with respect to intangible assets, long–lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our condensed consolidated financial statements, however at this point we are continuing to assess the impact, if any.

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

We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense (benefit), income taxes, depreciation and amortization. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations plus share–based compensation, plus restructuring and severance expenses, plus or minus equity in AMAK's earnings and losses, plus impairment losses and plus or minus gains or losses on disposal of assets.

The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	Three Months Ended March 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income	$4,596	$1,214	$4,910	$10,720
Income from discontinued operations, net of tax	—	—	4,857	4,857
Income from continuing operations	$4,596	$1,214	$53	$5,863
Interest	915	—	1	916
Income tax benefit	(1,654)	(1,456)	(2,543)	(5,653)
Depreciation and amortization	186	24	6	216
Depreciation and amortization in cost of sales	2,431	1,305	—	3,736
EBITDA from continuing operations	$6,474	$1,087	$(2,483)	$5,078
Stock-based compensation	—	—	390	390
(Gain) Loss on disposal of assets	(1)	17	—	16
Adjusted EBITDA from continuing operations	$6,473	$1,104	$(2,093)	$5,484

	Three Months Ended March 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$6,142	$(2,539)	$(1,852)	$1,751
Loss from discontinued operations, net of tax	—	—	(59)	(59)
Income (Loss) from continuing operations	$6,142	$(2,539)	$(1,793)	$1,810
Interest	1,195	304	—	1,499
Income tax expense (benefit)	994	—	(500)	494
Depreciation and amortization	169	24	20	213
Depreciation and amortization in cost of sales	2,905	1,324	—	4,229
EBITDA from continuing operations	$11,405	$(887)	$(2,273)	$8,245
Stock-based compensation	—	—	213	213
Adjusted EBITDA from continuing operations	$11,405	$(887)	$(2,060)	$8,458

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	March 31, 2020	December 31, 2019	March 31, 2019
Days sales outstanding in accounts receivable	41.6	37.1	35.6
Days sales outstanding in inventory	12.3	19.2	23.4
Days sales outstanding in accounts payable	14.8	20.6	16.0
Days of working capital	39.1	35.7	43.0
Our days sales outstanding in accounts receivable at March 31, 2020 was 41.6 days compared to 37.1 days at December 31, 2019, driven by higher Specialty Waxes sales volumes in the quarter. Our days sales outstanding in inventory decreased by approximately 6.9 days from December 31, 2019, driven by lower inventory values based on reduced feedstock prices. Our days sales outstanding in accounts payable decreased due to a reduced payable to our feedstock supplier driven by lower feedstock prices, as well as payments to vendors in the first quarter of 2020 for costs associated with the weather event in the fourth quarter of 2019. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons discussed.

Our cash balance at March 31, 2020 was $37.5 million, an increase of $31.3 million from same period in 2019. Our cash balance includes borrowings of $20.0 million under our Revolving Facility and $10.1 million of proceeds from the sale of AMAK shares to Arab Mining Company.

The change in cash is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$4,301	$824
Investing activities	8,098	(1,417)
Financing activities	18,906	691
Increase in cash	$31,305	$98
Cash	$37,450	$6,833

Operating Activities
Cash provided by operating activities totaled $4.3 million for the first three months of 2020, $3.5 million higher than the corresponding period in 2019. For the first three months of 2020 net income increased by approximately $9.0 million as compared to the corresponding period in 2019. Major non-cash items affecting income in the first three months of 2020 included changes in depreciation and amortization of $4.0 million, deferred taxes of $10.4 million and stock-based compensation of $0.4 million. Major non-cash items affecting income in the first three months of 2019 included deferred taxes of $0.4 million and depreciation and amortization of $4.4 million.

Additional factors leading to an increase in cash provided by operating activities included:

•
Under the CARES Act, enacted in the first quarter of 2020, we recorded an income tax receivable related to the carryback of NOL claims. This resulted in an increase in our income tax receivable of approximately $16.1 million. On April 30, 2020 we filed our first refund claims and expect to receive approximately $14.0 million in the third quarter.

•	Trade receivables increased approximately $2.1 million. This is due to timing of sales within the quarter and we do not expect any collection issues at this time.

•	Inventories decreased approximately $5.3 million driven by lower inventory values associated with the decline in feedstock prices.

•
Accounts payable and accrued liabilities decreased $3.7 million primarily due to a reduced payable to our feedstock supplier driven by lower feedstock prices, as well as payments to vendors in the first quarter of 2020 for costs associated with the weather event in the fourth quarter of 2019.

Investing Activities

Cash provided by investing activities during the first three months of 2020 was approximately $8.1 million, representing an increase of approximately $9.5 million from the corresponding period of 2019. The primary source of the funds provided by investing activities was $10.2 million of proceeds, net of the deposit previously paid, received in connection with the sale of our investment in AMAK discussed in Note 5 offset by additions of plant, pipeline and equipment of approximately $2.1 million.

Financing Activities

Cash provided by financing activities during the first three months of 2020 was approximately $18.9 million versus cash provided by financing activities of $0.7 million during the corresponding period of 2019. As a precautionary measure during this period of uncertainty, we borrowed $20.0 million dollars on our Revolving Facility in March 2020. In the first quarter of 2020, we also made principal payments on our outstanding Credit Facilities of $1.1 million. During the first quarter of 2019, we made principal payments on our outstanding Credit Facilities of $1.1 million. We drew $2.0 million on our line of credit for working capital purposes in the first three months of 2019.

Anticipated Cash Needs

The COVID–19 pandemic has resulted in significant economic uncertainty and market volatility. In response, we have taken steps to address our liquidity needs during this uncertain period, including the completion of the First Closing, precautionary borrowings under the Revolving Facility and participation in certain provisions of the CARES Act, including certain changes to U.S. tax law and borrowings under the SBA Loans that we believe will be essential to support the continuity of our workforce. As a result, we believe, given current business conditions, the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and additional borrowings under our ARC Agreement. We will also continue to monitor government economic stabilization efforts in response to the COVID–19 pandemic and may in the future participate in additional legislative provisions under the CARES Act, or similar legislation, to enhance our liquidity.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Specialty Petrochemicals Segment

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	$50,386	$55,490	$(5,104)	(9.2)%
Processing	1,244	1,383	(139)	(10.1)%
Gross Revenue	$51,630	$56,873	$(5,243)	(9.2)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	19,741	22,468	(2,727)	(12.1)%
Prime Product Sales	16,218	17,638	(1,420)	(8.1)%

Cost of Sales	$44,796	$45,866	(1,070)	(2.3)%
Gross Margin	13.2%	19.4%		(6.2)%
Total Operating Expense*	16,740	18,280	(1,540)	(8.4)%
Natural Gas Expense*	927	1,383	(456)	(33.0)%
Operating Labor Costs*	2,790	3,703	(913)	(24.7)%
Transportation Costs*	4,887	7,048	(2,161)	(30.7)%
General & Administrative Expense	2,776	2,475	301	12.2%
Depreciation and Amortization**	2,617	3,074	(457)	(14.9)%
Capital Expenditures	1,601	1,378	223	16.2%
* Included in cost of sales
**Includes $2,431 and $2,905 for 2020 and 2019, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the first quarter 2020 from the first quarter 2019 by 9.2% primarily due to lower sales volumes for prime products and byproducts. This was partially offset by higher selling prices resulting from higher feedstock costs.

Specialty Petrochemicals Product Sales

Specialty Petrochemicals product sales declined approximately 9.2% during the first quarter 2020 from the first quarter 2019. Prime products sales volume declined approximately 1.4 million gallons or 8.1% from the first quarter 2020 due to lower sales to the Canadian oil sands and lower overseas export sales. Sales to other end use markets remained solid in the first quarter 2020 adjusted for market seasonality. The sales outlook to the Canadian oil sands continues to remain uncertain due to the government mandated crude production curtailments in Canada and the crude oil pricing environment. By-product sales volumes in first quarter 2020 declined 27% compared to the first quarter 2019 partially due to lower prime product production. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 22.8% of total Specialty Petrochemicals volume in the first quarter for 2020 from 25.1% in the first quarter 2019. Foreign sales volume includes sales to the Canadian oil sands.

Processing

Processing revenues were relatively flat at $1.2 million and $1.4 million for the first quarter 2020 and 2019, respectively.

Cost of Sales (includes but is not limited to raw materials and total operating expense)

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

Cost of Sales declined 2.3% during the first quarter 2020 from the first quarter 2019. Lower operating expenses including lower natural gas, labor and transportation costs were partially offset by higher cost of materials in the first quarter 2020 compared to first quarter 2019. Benchmark Mount Belvieu natural gasoline feedstock price declined 18% from $1.15 per gallon in first quarter 2019 to $0.94 per gallon in the first quarter 2020. However, our cost of materials were higher in the first quarter of 2020 compared to the first quarter of 2019 as we sold higher cost inventory.

The gross margin percentage for the Specialty Petrochemicals segment decreased from 19.4% in the first quarter of 2019 to 13.2% in the first quarter of 2020 driven by higher cost of materials.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)

Total Operating Expense decreased $1.5 million, or 8.4%, during the first quarter 2020 from the same period in 2019. Operating expense in the quarter benefited from lower labor costs, lower natural gas costs and lower transportation costs.

Capital Expenditures

Capital expenditures in the first quarter 2020 were approximately $1.6 million compared to $1.4 million in the first quarter of 2019.

Specialty Waxes Segment

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$6,797	$6,003	$794	13.2%
Processing	3,640	2,279	1,361	59.7%
Gross Revenue	$10,437	$8,282	$2,155	26.0%

Volume of specialty wax sales (thousand pounds)	10,174	7,882	2,292	29.1%

Cost of Sales	$9,193	$9,216	$(23)	(0.2)%
Gross Margin (Loss)	11.9%	(11.3)%		23.2%
General & Administrative Expense	1,483	1,269	214	16.9%
Depreciation and Amortization*	1,328	1,348	(20)	(1.5)%
Capital Expenditures	$316	$509	$(193)	(37.9)%
*Includes $1,524 and $1,327 for 2020 and 2019, respectively, which is included in cost of sales

Product Sales

Specialty Wax Segment product sales revenue increased 13.2% during the first quarter 2020 from the first quarter 2019 as specialty wax sales volume increased 29.1% or nearly 2.3 million pounds. In the first quarter 2019 wax sales were constrained by reduced production due to disruptions of wax feed supply from a key supplier as well as a planned outage at our Pasadena, Texas facility. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.

Processing

Processing revenues were $3.6 million in the first quarter 2020, a 59.7% or about $1.4 million increase from the first quarter 2019. The increase was due to significantly improved operation of the hydrogenation/distillation unit as well as strong revenues from other custom processing customers. As a result of a number of equipment and operating enhancements made to the hydrogenation/distillation unit, its reliability has improved significantly in recent months.

Cost of Sales

Cost of Sales were relatively flat in the first quarter 2020 compared to first quarter 2019.

Depreciation

Depreciation for the first quarter 2020 was $1.3 million, relatively flat from first quarter 2019.

Capital Expenditures

Capital Expenditures were approximately $0.3 million in the first quarter 2020 compared with $0.5 million in the first quarter of 2019.

Corporate Segment

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,415	$2,252	$163	7.2%

General corporate expenses increased by $0.2 million during the first quarter 2020 from the first quarter 2019. The increase is primarily attributable to stock-based compensation.

Investment in AMAK - Discontinued Operations

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(thousands of dollars)
Equity in losses of AMAK	$(532)	$(59)	$(473)	801.7%

Equity in losses of AMAK increased during the first quarter 2020 from the first quarter 2019. The equity in losses were primarily impacted by reduced sales resulting from a decrease in metal prices during the quarter.

AMAK Summarized Income Statement

	Three Months Ended March 31,
	2020	2019
	(thousands of dollars)
Sales	$17,937	$20,664
Cost of sales	16,821	18,570
Gross profit	1,116	2,094
Selling, general, and administrative	2,680	2,738
Operating loss	(1,564)	(644)
Other income	17	428
Finance and interest expense	(531)	(445)
Loss before Zakat and income taxes	(2,078)	(661)
Zakat and income taxes	533	522
Net Loss	$(2,611)	$(1,183)

Finance and interest expense	531	445
Depreciation and amortization	7,329	7,325
Zakat and income taxes	533	522
EBITDA	$5,782	$7,109

Approximately 15,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first quarter 2020 as compared to 14,000 dmt of copper and zinc concentrate in the first quarter 2019. Copper prices declined 26% from first quarter 2019 to first quarter 2020 which was the primary factor in the decline of EBITDA of approximately $1.3 million relative to the first quarter 2019.

Contractual Obligations

Our contractual obligations are summarized in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no other material changes to the contractual obligation amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three months ended March 31, 2020, there were no significant changes to these policies.

Recent and New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for a summary of recent accounting guidance.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (i) obligations under certain guarantees or contracts, (ii) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements, (iii) obligations under certain derivative arrangements, and (iv) obligations arising out of a material variable interest in an unconsolidated entity. Our guarantee for AMAK's debt is considered an off balance sheet arrangement. Please see further discussion in Note 5 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosure about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10–K for the year ended December 31, 2019. There have been no material changes in the Company's exposure to market risk from the disclosure included in such report.

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

(b)
Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties in the Company's most recent Annual Report on Form 10–K are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

As of March 31, 2020, we had $23.0 million in borrowings outstanding under the Revolving Facility and $79.8 million in borrowings outstanding under the Term Loan Facility. Pursuant to the terms of the ARC Agreement, we also have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to lenders acceptance of the increased commitment and other conditions.

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

For example, in May 2020, SHR and TC received loan proceeds in an aggregate principal amount of approximately $6.1 million under the SBA Loans, which may be partially or fully forgiven if we comply with the provisions of the CARES Act. However, since the enactment of the CARES Act, the Small Business Administration (the “SBA”) and the Treasury Department (“Treasury”) have issued numerous rules and additional guidance to implement the Paycheck Protection Program, which continue to develop and change. As a result of this rapidly changing regulatory environment, it is difficult to determine and predict with certainty eligibility and available benefits under the Paycheck Protection Program.

In particular, while we plan to use the proceeds of the SBA Loans in a way that will maximize the potential for forgiveness of the SBA Loan obligations, the SBA has not issued final regulations concerning the terms and conditions required for the forgiveness of the SBA Loans.  As a result, no assurance can be provided that we will obtain forgiveness of the SBA Loans in whole or in part. If we are not successfully in obtaining forgiveness of all or a portion of the SBA Loans, the unforgiven portion of such indebtedness would remain outstanding. In addition, on April 23, 2020, the SBA issued guidance that creates uncertainty as to whether a borrower can qualify to participate in the Paycheck Protection Program when it may have access to other sources of liquidity, such as a public company with substantial market value and access to capital markets. Subsequently, on April 28, 2020, the Secretary of the Treasury and the SBA announced that the government will review all Paycheck Protection Program loans of more than $2 million for which the borrower applies for forgiveness. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the SBA Loans, which could reduce our liquidity and increase our cash requirements, and, potentially, subject us to fines, penalties and reputational costs.

Our current, or any future, indebtedness (including any unforgiven portion of the SBA Loans) could:

•limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;
•place us at a competitive disadvantage relative to our competitors with less indebtedness;
•limit our ability to reinvest in our business;
•render us more vulnerable to general adverse economic, regulatory and industry conditions; and
•require us to dedicate a substantial portion of our cash flow to service our indebtedness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020	5,238	6.49	—	—
March 1, 2020 - March 31, 2020	833	4.57	—	—
Total	6,071	$6.23	—	—
(1) Represents shares of our common stock withheld for satisfaction of tax liabilities of a holder of restricted shares. The value of such shares was calculated based on the closing price of our common stock on the New York Stock Exchange on the date when the withholding was made.

ITEM 5. OTHER INFORMATION.

SBA Loans

On May 6, 2020, the Borrowers received loan proceeds in an aggregate principal amount of approximately $6.1 million under the SBA Loans through the Paycheck Protection Program established pursuant to Cares Act. The SBA Loans are evidenced by the SBA Notes. The Borrowers plan to use the SBA Loans to cover payroll costs and certain other eligible expense in accordance with the relevant terms and conditions of the CARES Act.

The SBA Notes each mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, will commence on November 6, 2020. The SBA Loans may be partially or fully forgiven if the Borrowers comply with the provisions of the CARES Act, including with respect to the use of proceeds to cover payroll costs and other eligible expenses. The SBA Notes provide for customary events of default, including, among others, failure to timely repay the SBA Loan obligations, bankruptcy and breaches of representations and warranties. The Borrowers may prepay the principal of the SBA Loans at any time without incurring any prepayment charges.

The foregoing description does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the SBA Notes, copies of which will be filed with the Company’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2020.

Seventh Amendment to ARC Agreement

On May 8, 2020, TOCCO and the Guarantors entered into a Seventh Amendment to the ARC Agreement. Pursuant to the Seventh Amendment, certain amendments were made to the terms of the Credit Agreement, including, among other things, to (a) permit the incurrence of additional indebtedness in the form of the SBA Loans and (b) exclude the SBA Loans from the calculation of the Consolidated Leverage Ratio until such time that any portion of the SBA Loans are not forgiven in accordance with the CARES Act.

The foregoing description does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Seventh Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2020.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
2.1
Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated January 16, 2020, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8–K filed on January 22, 2020 (file No. 001–33926))

2.2*	Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated March 23, 2020, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein
10.1+	Trecora Resources Changes of Control Severance Plan (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (file No. 001-33926))
10.2*+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based Grants)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: May 8, 2020	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

