Form 10-Q
period 2020-06-30
TRECORA RESOURCES
filed 2020-08-06
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-33926
TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

Delaware	75-1256622
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1650 Hwy 6 South	Suite 190	77478
Sugar Land	Texas
(Address of principal executive offices)		(Zip code)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at July 31, 2020: 24,714,980.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$29,877	$6,145
Trade receivables, net	20,240	26,320
Inventories	7,595	13,624
Investment in AMAK (held-for-sale)	29,175	32,872
Prepaid expenses and other assets	3,233	4,947
Taxes receivable	16,229	182
Total current assets	106,349	84,090

Plant, pipeline and equipment, net	189,237	188,919

Intangible assets, net	13,814	14,736
Lease right-of-use assets, net	11,915	13,512
Mineral properties in the United States	562	562

TOTAL ASSETS	$321,877	$301,819
LIABILITIES
Current Liabilities
Accounts payable	$11,027	$14,603
Accrued liabilities	7,801	5,740
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,142	3,174
Current portion of other liabilities	955	924
Total current liabilities	27,119	28,635

CARES Act, PPP Loans	6,123	—
Long-term debt, net of current portion	73,998	79,095
Post-retirement benefit, net of current portion	327	338
Lease liabilities, net of current portion	8,773	10,338
Other liabilities, net of current portion	512	595
Deferred income taxes	23,860	11,375
Total liabilities	140,712	130,376

EQUITY
Common stock‑authorized 40 million shares of $0.10 par value; issued and outstanding 24.8 million and 24.8 million in 2020 and 2019, respectively	2,482	2,475
Additional paid-in capital	60,386	59,530
Retained earnings	118,008	109,149
Total Trecora Resources Stockholders' Equity	180,876	171,154
Noncontrolling Interest	289	289
Total equity	181,165	171,443

TOTAL LIABILITIES AND EQUITY	$321,877	$301,819

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$36,707	$65,329	$93,890	$126,822
Processing fees	3,967	4,042	8,851	7,704
	40,674	69,371	102,741	134,526

OPERATING COSTS AND EXPENSES
Cost of sales and processing
(including depreciation and amortization of $3,750, $4,128, $7,486 and $8,357, respectively)	34,507	58,806	88,496	113,888

GROSS PROFIT	6,167	10,565	14,245	20,638

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	6,289	6,042	12,963	12,076
Depreciation	212	208	428	421
	6,501	6,250	13,391	12,497

OPERATING INCOME (LOSS)	(334)	4,315	854	8,141

OTHER INCOME (EXPENSE)
Interest income	—	—	—	5
Interest expense	(735)	(1,401)	(1,651)	(2,900)
Miscellaneous income, net	68	284	6	256
	(667)	(1,117)	(1,645)	(2,639)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,001)	3,198	(791)	5,502

INCOME TAX EXPENSE (BENEFIT)	858	691	(4,795)	1,185

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,859)	2,507	4,004	4,317

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2)	(103)	4,855	(162)

NET INCOME (LOSS)	$(1,861)	$2,404	$8,859	$4,155

Basic Earnings per Common Share
Net income (loss) from continuing operations (dollars)	$(0.07)	$0.10	$0.16	$0.17
Net income (loss) from discontinued operations, net of tax (dollars)	—	—	0.20	(0.01)
Net income (loss) (dollars)	$(0.07)	$0.10	$0.36	$0.16

Basic weighted average number of common shares outstanding	24,802	24,696	24,784	24,675

Diluted Earnings per Common Share
Net income (loss) from continuing operations (dollars)	$(0.07)	$0.10	$0.16	$0.17
Net income (loss) from discontinued operations, net of tax (dollars)	—	—	0.19	(0.01)
Net income (loss) (dollars)	$(0.07)	$0.10	$0.35	$0.16

Diluted weighted average number of common shares outstanding	24,802	25,091	25,360	25,089

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
March 31, 2020	24,780	$2,478	$59,880	$—	$119,869	$182,227	$289	$182,516

Restricted Stock Units
Issued to Directors	—	—	101	—	—	101	—	101
Issued to Employees	—	—	409	—	—	409	—	409
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	9	1	(1)	—	—	—	—	—
Net Income	—	—	—	—	(1,861)	(1,861)	—	(1,861)

June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165

March 31, 2019	24,687	$2,469	$58,565	$(8)	$125,874	$186,900	$289	$187,189

Restricted Stock Units
Issued to Directors	—	—	146	—	—	146	—	146
Issued to Employees	—	—	209	—	—	209	—	209
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	18	2	—	—	—	2	—	2
Net Income	—	—	—	—	2,404	2,404	—	2,404

June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2020	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	195	—	—	195	—	195
Issued to Employees	—	—	668	—	—	668	—	668
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	39	4	(4)	—	—	—	—	—
Net Income	—	—	—	—	8,859	8,859	—	8,859

June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165

January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	168	—	—	168	—	168
Issued to Employees	—	—	458	—	—	458	—	458
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	79	8	—	—	—	8	—	8
Net Income	—	—	—	—	4,155	4,155	—	4,155

June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$8,859	$4,155
Income (Loss) from Discontinued Operations	4,855	(162)
Income from Continuing Operations	$4,004	$4,317
Adjustments to Reconcile Income from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,993	7,880
Amortization of Intangible Assets	921	931
Stock-based Compensation	933	558
Deferred Income Taxes	11,109	978
Postretirement Obligation	5	(18)
Amortization of Loan Fees	91	91
Loss on Disposal of Assets	18	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Trade Receivables	6,080	(3,393)
Decrease in Insurance Receivables	1,148	—
Increase in Taxes Receivable	(15,726)	—
Decrease in Inventories	6,029	1,244
Decrease in Prepaid Expenses and Other Assets	536	16
Decrease in Accounts Payable and Accrued Liabilities	(1,765)	(6,767)
Decrease in Other Liabilities	456	54
Net Cash Provided by Operating Activities - Continuing Operations	20,831	5,891
Net Cash Used in Operating Activities - Discontinued Operations	(276)	(43)
Net Cash Provided by Operating Activities	20,555	5,848
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(7,851)	(4,286)
Proceeds from PEVM	—	30
Net Cash Used in Investing Activities - Continuing Operations	(7,851)	(4,256)
Net Cash Provided by Investing Activities - Discontinued Operations	10,163	414
Net Cash Provided by (Used in) Investing Activities	2,312	(3,842)
FINANCING ACTIVITIES
Net Cash Paid Related to Stock-Based Compensation	(71)	(228)
Additions to CARES Act, PPP Loans	6,123	—
Additions to Long-Term Debt	20,000	2,000
Repayments of Long-Term Debt	(25,187)	(6,188)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	865	(4,416)
NET INCREASE (DECREASE) IN CASH	23,732	(2,410)
CASH AT BEGINNING OF PERIOD	6,145	6,735
CASH AT END OF PERIOD	$29,877	$4,325
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,560	$1,355
Cash payments for taxes, net of refunds	$—	$80
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$521	$244
Foreign taxes paid by AMAK	$—	$891

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020.

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

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
Trade receivables	$20,668	$26,749
Less allowance for doubtful accounts	(428)	(429)
Trade receivables, net	$20,240	$26,320

Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.

4. INVENTORIES

Inventories included the following:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
Raw material	$738	$2,100
Work in process	244	142
Finished products	6,613	11,382
Total inventory	$7,595	$13,624

Inventory serves as collateral for our amended and restated credit agreement. See Note 11.

Inventory included Specialty Petrochemicals products in transit valued at approximately $1.4 million and $2.9 million at June 30, 2020 and December 31, 2019, respectively.

5. INVESTMENT IN AMAK (Held-for-Sale)

As of June 30, 2020 and December 31, 2019, the Company had a non-controlling equity interest of 28.3% and 33.3% in AMAK of approximately $29.2 million and $32.9 million, respectively. This investment is accounted for under the equity method. There were no events or changes in circumstances that had an adverse effect on the fair value of our investment in AMAK at June 30, 2020.

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

On March 26, 2020, the Company and one Purchaser, Arab Mining Company, completed the first closing of the Share Sale (the “First Closing”). In connection with the First Closing, the Company sold 4,000,000 ordinary shares for an aggregate gross purchase price (before taxes and transaction expenses) of SAR 40 million (or approximately US$10.7 million) (inclusive of the credited amount of the Purchaser’s non-refundable deposit previously paid of US$0.5 million). The First Closing also included indemnification provisions which effectively reduced our portion of the loan guarantee (as discussed in Note 12). We recorded a foreign tax payable of approximately $0.3 million related to this transaction. Upon payment, this amount will be a foreign tax credit used to offset U.S. taxes.

Pursuant to the March 2020 Amendment, the remaining Purchasers have agreed to use their best efforts to close the purchase of 100% of their respective allotments of ordinary shares as soon as possible. The March 2020 Amendment also provides that the Company will continue to have the right to appoint three directors of the board of directors of AMAK, and will enjoy all other governance rights it currently has, until the Share Sale has been completed in full. As no other transactions closed through March 31, 2020, approximately $1.5 million of the initial deposits were forfeited to the Company as liquidated damages and will not be applied to the purchase price at closing. This amount was recorded as an increase to our investment in AMAK and a gain on sale of equity interest in discontinued operations.

As all the required criteria for held-for-sale classification was met in third quarter of 2019, the investment in AMAK is classified as held-for-sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. The assets held-for-sale are disclosed by the Company in the Corporate segment. The Company expects to have no continuing involvement with the discontinued operations after the closing date.  The gain (loss) from discontinued operations, net of tax, includes our portion of the equity in earnings (losses) in AMAK, forfeited deposits, other administrative expenses incurred in Saudi Arabia and transaction costs.

Included in discontinued operations are the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(thousands of dollars)		(thousands of dollars)
Saudi administration (income) expenses	$(97)	$39	$(114)	$55
Equity in (earnings) losses of AMAK	(306)	91	226	150
Gain on sale of equity interest	—	—	(6,663)	—
(Income) loss from discontinued operations before taxes	(403)	130	(6,551)	205
Tax expense (benefit)	405	(27)	1,696	(43)
(Income) loss from discontinued operations (net of tax)	$2	$103	$(4,855)	$162

AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986 the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operation and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(thousands of dollars)		(thousands of dollars)
Sales	$20,752	$20,566	$38,689	$41,230
Cost of sales	17,829	18,162	34,650	36,732
Gross profit	2,923	2,404	4,039	4,498
Selling, general, and administrative	2,362	2,807	5,042	5,545
Operating income (loss)	561	(403)	(1,003)	(1,047)
Other income (expense)	—	(75)	17	353
Finance and interest expense	(103)	(448)	(634)	(893)
Income (loss) before Zakat and income taxes	458	(926)	(1,620)	(1,587)
Zakat and income taxes	566	366	1,099	888
Net Loss	$(108)	$(1,292)	$(2,719)	$(2,475)

Financial Position

	June 30,	December 31,
	2020	2019
	(thousands of dollars)
Current assets	$41,193	$45,354
Noncurrent assets	200,828	196,564
Total assets	$242,021	$241,918

Current liabilities	$23,307	$27,645
Long term liabilities	86,508	79,348
Stockholders' equity	132,206	134,925
	$242,021	$241,918

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

The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020		2019
	(thousands of dollars)		(thousands of dollars)
AMAK Net Loss	(108)	(1,292)	(2,719)		(2,475)
Percentage of Ownership	28.3%	33.3%	33.1%	*	33.3%

Company's share of loss reported by AMAK	(31)	(429)	(900)		(824)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	337	674		674
Equity in earnings (losses) of AMAK	306	(92)	(226)		(150)
* Percentage of Ownership varies during the period.

For additional information, see NOTE 6, "INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS" to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2019.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
Prepaid license	$806	$1,209
Spare parts	2,049	1,857
Insurance receivable	—	1,148
Other prepaid expenses and assets	378	733
Total prepaid expenses and other assets	$3,233	$4,947

7. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,580
Catalyst	4,325	4,095
Land	5,428	5,428
Plant, pipeline and equipment	264,839	258,651
Construction in progress	6,359	5,052
Total plant, pipeline and equipment	$282,531	$274,806
Less accumulated depreciation	(93,294)	(85,887)
Net plant, pipeline and equipment	$189,237	$188,919

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 11.

Construction in progress during the first six months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC. Construction in progress during the first six months of 2019 included equipment purchased for various equipment updates at the TC facility, the Advanced Reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and $0.2 million for the three months and $0.4 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company has no finance leases.

The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$987	$1,152	$1,922	$2,291
Operating lease cost (a)	Selling, general and administrative	34	38	68	72
Total lease cost		$1,021	$1,190	$1,990	$2,363

(a) Short-term lease costs were approximately $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Short-term lease costs were approximately $0.1 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Assets:
Operating	Operating lease assets	$11,915	$13,512
Total leased assets		$11,915	$13,512

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,142	$3,174
Noncurrent:
Operating	Operating lease liabilities	8,773	10,338
Total lease liabilities		$11,915	$13,512

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$933	$1,122	$1,881	$3,385
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$138

June 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.1
Weighted-average discount rate:
Operating leases	4.5%

Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of June 30, 2020, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases
2020	$1,824
2021	3,540
2022	3,218
2023	2,329
2024	1,026
Thereafter	1,082
Total lease payments	$13,019
Less: Interest	1,104
Total lease obligations	$11,915

9. INTANGIBLE ASSETS, NET

Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	June 30, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(6,460)	$10,392
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(654)	817
Developed technology	6,131	(3,526)	2,605
Total	$24,548	$(10,734)	$13,814

	December 31, 2019
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(5,898)	$10,954
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(601)	870
Developed technology	6,131	(3,219)	2,912
Total	$24,548	$(9,812)	$14,736

Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months and approximately $0.9 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

Based on identified intangible assets that are subject to amortization as of June 30, 2020, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	(thousands of dollars)
Customer relationships	$10,392	$562	$1,123	$1,123	1,123	1,123	1,123	$4,215
Licenses and permits	817	53	101	86	86	86	86	319
Developed technology	2,605	306	613	613	613	460	—	—
Total future amortization expense	$13,814	$921	$1,837	$1,822	$1,822	$1,669	$1,209	$4,534

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
State taxes	$297	$215
Property taxes	1,811	—
Payroll	1,789	1,250
Royalties	544	273
Officer compensation	674	1,687
Legal	161	212
Foreign taxes	320	—
AMAK transaction costs	1,000	1,000
Other	1,205	1,103
Total	$7,801	$5,740

11. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of June 30, 2020, we had nil in borrowings outstanding under the revolving credit facility (the "Revolving Facility") of our amended and restated credit agreement (as amended to the date hereof, the "ARC Agreement") and approximately $78.2 million in borrowings outstanding under the term loan facility of the ARC Agreement (the "Term Loan Facility" and, together with the Revolving Facility, the "Credit Facilities"). In addition, we had approximately $27 million of availability under our Revolving Facility at June 30, 2020. TOCCO’s ability to make additional borrowings under the Revolving Facility at June 30, 2020 was limited by, and in the future may be limited by, our obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

On May 8, 2020, TOCCO, SHR, GSPL and TC entered into a Seventh Amendment to the ARC Agreement. Pursuant to the Seventh Amendment, certain amendments were made to the terms of the ARC Agreement, including, among other things, to (a) permit the incurrence of additional indebtedness in the form of loans (the "PPP Loans") under the United States Small Business Administration Paycheck Protection Program (the "PPP") and (b) exclude the PPP Loans from the calculation of the Consolidated Leverage Ratio until such time that any portion of the PPP Loans are not forgiven in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 2.62 and 2.91 as of June 30, 2020 and March 31, 2020, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 1.98 and 2.21 as of June 30, 2020 and December 31, 2019, respectively. As noted above, the Consolidated Leverage Ratio specifically excludes the PPP Loans until such time that any portion of the PPP Loans are not forgiven in accordance with the CARES Act.

The maturity date for the ARC Agreement is July 31, 2023. As of June 30, 2020, the effective interest rate for the Credit Facilities was 2.52%. The ARC Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of June 30, 2020.

For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS" to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

PPP Loans

On May 6, 2020, SHR and TC (collectively, the “Borrowers") received loan proceeds from the PPP Loans in an aggregate principal amount of approximately $6.1 million under the PPP. The PPP Loans are evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers plan to use the PPP Loans to cover payroll costs and certain other eligible expenses in accordance with the relevant terms and conditions of the CARES Act. The PPP Loans mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The PPP Loans may be partially or fully forgiven if the Borrowers comply with the provisions of the CARES Act.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.6 million and $0.6 million for the periods ended June 30, 2020 and December 31, 2019, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	June 30, 2020	December 31, 2019
	(thousands of dollars)
Revolving Facility	—	3,000
Term Loan Facility	78,750	80,938
Loan fees	(558)	(649)
Total long-term debt	78,192	83,289

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	73,998	79,095

12. COMMITMENTS AND CONTINGENCIES

COVID-19

The global outbreak of COVID-19 presents various global risks. The full impact of the outbreak continues to evolve as of the date of this report. The COVID-19 pandemic has had an impact on our business, results of operations, financial position and liquidity for the second quarter of 2020. In the second quarter we saw reduced demand in certain end markets (in particular, durable consumer goods), which we attribute to the economic slowdown caused by the COVID-19 pandemic. This weakened demand in certain end markets is likely to continue in the near-term and may continue for the remainder of 2020 and into 2021. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects, if any, on its results of operations, financial condition, or liquidity for fiscal year 2020 or 2021.

Guarantees

On October 24, 2010, we executed a limited guarantee in favor of the Saudi Industrial Development Fund ("SIDF") whereby we agreed to guaranty up to 41% of the SIDF loan (the "Loan") to AMAK. As a condition of the Loan, SIDF required all stockholders of AMAK to execute personal or corporate guarantees. The Loan was necessary to continue construction of the AMAK facilities and provide working capital needs. We received no consideration in connection with extending the guarantee and did so to maintain and enhance the value of our investment. On July 8, 2018, the Loan was amended to adjust the repayment schedule and extend the repayment terms through April 2024. Under the new payment terms the current amount due in 2020 is SAR 50.0 million (US$13.3 million). In connection with the First Closing discussed in Note 5, our portion of the loan guarantee was effectively reduced to 33.1% or approximately SAR 95.7 million (US$24.3 million). The total amount outstanding on the Loan at June 30, 2020 was SAR 275.0 million (US$77.3 million). The Purchase Agreement described in Note 5 includes the release of the Company's entire guarantee in connection with the Share Sale. See additional discussion in Note 5.

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

Supplier Agreements

In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of June 30, 2020 and December 31, 2019, the value of the remaining undelivered feedstock approximated $2.7 million and $3.5 million, respectively.

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.6 million and $0.1 million for the three months and $1.0 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.3 million and $0.2 million for the three months and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company recognized stock-based compensation expense of approximately $0.5 million and $0.3 million for the three months and $0.9 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or six months ended June 30, 2020 or 2019, respectively.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2020	487,000	10.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	487,000	10.87	3.3	$—
Expected to vest	—			$—
Exercisable at June 30, 2020	487,000	10.87	3.3	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At June 30, 2020, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three and six months ended June 30, 2020 and 2019, respectively, was zero.

The Company has no non-vested options as of June 30, 2020.

Restricted Stock Unit Awards

Generally, restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted generally vest ratably over 3 years. Certain awards also include vesting provisions based on performance metrics. Upon vesting, the restricted stock units are settled by issuing one share of Company common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2020	298,864	9.78
Granted	364,637	6.32
Forfeited	(15,571)	11.40
Vested	(71,409)	8.40
Outstanding at June 30, 2020	576,521	7.51
Expected to vest	576,521

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed their review of their procedures and initiated additional requests for information. We do not expect any material changes related to the federal or Texas audits. In February 2020, we received notice from the Internal Revenue Service ("IRS") regarding the IRS's selection of the Company for an income tax audit for the tax period ending December 31, 2017. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019. As of June 30, 2020 and December 31, 2019, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation, foreign taxes and a research and development credit for the six months ended June 30, 2020 and 2019. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

The CARES Act provides stimulus measures to companies impacted by the COVID-19 pandemic, which include the ability to defer payment for employer payroll taxes, utilize net operating loss ("NOL") carrybacks, increased the limitation on the deductibility of interest expense, technical corrections to allow accelerated tax depreciation on qualified improvement property, as well as allowing qualified business to apply for loans and grants. We have recognized $16.5 million for the NOL carryback claims, which are included in the $16.2 million income tax receivable. On April 30, 2020 we filed our first refund claims for approximately $14.1 million and on June 30, 2020 we filed our second and final refund claims for approximately $2.4 million.

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

	Three Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$31,236	$5,471	$—	$—	$36,707
Processing fees	1,159	2,808	—	—	3,967
Total revenues	32,395	8,279	—	—	40,674
Operating income (loss) before depreciation and amortization	4,974	854	(2,199)	—	3,629
Operating income (loss)	2,354	(485)	(2,203)	—	(334)
Income (loss) from continuing operations before taxes	1,648	(445)	(2,204)	—	(1,001)
Depreciation and amortization	2,621	1,338	3	—	3,962
Capital expenditures	5,382	285	—	—	5,667

	Three Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$58,584	$6,745	$—	—	$65,329
Processing fees	1,527	2,515	—	—	4,042
Total revenues	60,111	9,260	—	—	69,371
Operating income (loss) before depreciation and amortization	10,028	766	(2,128)	—	8,666
Operating income (loss)	7,104	(633)	(2,156)	—	4,315
Income (loss) from continuing operations before taxes	6,375	(1,013)	(2,164)	—	3,198
Depreciation and amortization	2,925	1,399	12	—	4,336
Capital expenditures	1,461	426	—	—	1,887

	Six Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$81,622	$12,268	$—	$—	$93,890
Processing fees	2,403	6,448	—	—	8,851
Total revenues	84,025	18,716	—	—	102,741
Operating income (loss) before depreciation and amortization	11,464	1,920	(4,615)	—	8,769
Operating income (loss)	6,226	(747)	(4,625)	—	854
Income (loss) from continuing operations before taxes	4,590	(687)	(4,694)	—	(791)
Depreciation and amortization	5,238	2,666	10	—	7,914
Capital expenditures	6,983	601	—	—	7,584

	Six Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$114,074	$12,748	$—	—	$126,822
Processing fees	2,910	4,794	—	—	7,704
Total revenues	116,984	17,542	—	—	134,526
Operating income (loss) before depreciation and amortization	21,435	(83)	(4,433)	—	16,919
Operating income (loss)	15,437	(2,830)	(4,466)	—	8,141
Income (loss) from continuing operations before taxes	13,510	(3,552)	(4,456)	—	5,502
Depreciation and amortization	5,999	2,747	32	—	8,778
Capital expenditures	2,839	935	—	—	3,774

	June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$14,934	$3,005	$—	$—	$17,939
Trade receivables, processing fees	927	1,374	—	—	2,301
Intangible assets, net	—	13,814	—	—	13,814
Total assets	300,996	87,755	101,714	(168,588)	321,877

	December 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$18,911	$3,613	$—	$—	$22,524
Trade receivables, processing fees	748	3,048	—	—	3,796
Intangible assets, net	—	14,736	—	—	14,736
Total assets	289,546	88,245	90,203	(166,175)	301,819

16. NET INCOME (LOSS) PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019, respectively.

Net Income (Loss) per Common Share - Continuing Operations

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$(1,859)	24,802	$(0.07)	$2,507	24,696	$0.10
Unvested restricted stock units		—			395
Diluted:
Net income (loss) from continuing operations	$(1,859)	24,802	$(0.07)	$2,507	25,091	$0.10

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from continuing operations	$4,004	24,784	$0.16	$4,317	24,675	$0.17
Unvested restricted stock units		577			414
Diluted:
Net income from continuing operations	$4,004	25,360	$0.16	$4,317	25,089	$0.17

Net Income (Loss) per Common Share - Discontinued Operations

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net loss from discontinued operations, net of tax	$(2)	24,802	$—	$(103)	24,696	$—
Unvested restricted stock units		—			395
Diluted:
Net loss from discontinued operations, net of tax	$(2)	24,802	$—	$(103)	25,091	$—

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$4,855	24,784	$0.20	$(162)	24,675	$(0.01)
Unvested restricted stock units		577			414
Diluted:
Net income (loss) from discontinued operations, net of tax	$4,855	25,360	$0.19	$(162)	25,089	$(0.01)

Net Income (Loss) per Common Share

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(1,861)	24,802	$(0.07)	$2,404	24,696	$0.10
Unvested restricted stock units		—			395
Diluted:
Net income (loss)	$(1,861)	24,802	$(0.07)	$2,404	25,091	$0.10

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income	$8,859	24,784	$0.36	$4,155	24,675	$0.16
Unvested restricted stock units		577			414
Diluted:
Net income	$8,859	25,360	$0.35	$4,155	25,089	$0.16

At June 30, 2020 and 2019, 487,000 and 552,000 shares of common stock, respectively, were issuable upon the exercise of options and warrants.

17. RELATED PARTY TRANSACTIONS

The Company incurred consulting fees of approximately nil and nil for the three months and nil and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, from our Director, Nicholas Carter. Due to his history and experience with the Company and to provide continuity after his retirement, a consulting agreement was entered into with Mr. Carter in July 2015, which terminated effective December 31, 2019.

18. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of June 30, 2020 and December 31, 2019, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

For additional information, see NOTE 22, “POST-RETIREMENT OBLIGATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2019.

19. SUBSEQUENT EVENTS

On July 28, 2020, the Company received proceeds of approximately $2.5 million in connection with the sale of a 1 million share portion of Trecora's overall ownership in AMAK. Following this transaction, the Company's ownership percentage in AMAK has been reduced from 28.3% to 27.0%.

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

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward–looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of: not completing, or not completely realizing the anticipated benefits from, the sale of our stake in AMAK; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock, product and mineral prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the PPP or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including but not limited to: "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" therein, and in our other filings with the Securities and Exchange Commission (the "SEC"). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us.

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

Enabling our success in these businesses is a commitment to operational excellence which establishes a culture that prioritizes the safety of our employees and communities in which we operate, the integrity of our assets and regulatory compliance. This commitment drives a change to an emphasis on forward-looking, leading-indicators of our results and proactive steps to continuously improve our performance. We bring the same commitment to excellence to our commercial activities where we focus on the value proposition to our customers while understanding opportunities to maximize our value capture through service and product differentiation, supply chain and operating cost efficiencies and diversified supply options. We believe our focus on execution, meeting the needs of our customers, and growing our business while maintaining prudent control of our costs, will significantly contribute to enhanced shareholder value.

Review of Second Quarter 2020 Results

The COVID-19 pandemic adversely impacted our second quarter results due to its global impact on economic demand. We reported second quarter 2020 net loss of $1.9 million, down from net income of $2.4 million in the second quarter of 2019. Diluted losses per share are $0.07 for the second quarter of 2020, down from earnings per share of $0.10 for the same period in 2019. Sales volume of our Specialty Petrochemicals products decreased 28.5% due to lower sales to the polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year due to the COVID-19 pandemic. Specialty Waxes sales revenue was down 18.9% compared to the second quarter 2019 due to the impact on our customers from the COVID-19 pandemic.

Adjusted EBITDA from continuing operations was $4.2 million for the second quarter of 2020, compared with Adjusted EBITDA from continuing operations of $9.3 million in the second quarter of 2019. Adjusted EBITDA from continuing operations declined due to lower sales volumes for prime products and by-products in our Specialty Petrochemicals segment, as well as lower Specialty Waxes sales revenue, both of which were impacted by the COVID-19 pandemic.
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
To date, our plants have continued to operate as normal, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
The COVID-19 pandemic has had an impact on our business, results of operations, financial position and liquidity for the second quarter of 2020. In the second quarter, we saw reduced demand in certain end markets (in particular, durable goods such as automotive and construction), which we attribute to the economic slowdown caused by the COVID-19 pandemic. This weakened demand in certain end markets is likely to continue in the near-term and may continue for the remainder of 2020, and could spread more broadly to our other end markets, depending on the magnitude and duration of the impact of the COVID-19 pandemic. As a result, we are unable to accurately predict the impact that the pandemic for the remainder of 2020 and, potentially, beyond (including how the impact of the pandemic may change from quarter to quarter). However, we believe our long-term demand thereafter remains intact.

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

	Three Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$1,393	$(332)	$(2,922)	$(1,861)
Loss from discontinued operations, net of tax	—	—	(2)	(2)
Income (loss) from continuing operations	$1,393	$(332)	$(2,920)	$(1,859)
Interest	736	—	(1)	735
Income tax expense (benefit)	255	(113)	716	858
Depreciation and amortization	185	23	4	212
Depreciation and amortization in cost of sales	2,436	1,314	—	3,750
EBITDA from continuing operations	$5,005	$892	$(2,201)	$3,696
Stock-based compensation	—	—	543	543
Gain on disposal of assets	(7)	—	—	(7)
Adjusted EBITDA from continuing operations	$4,998	$892	$(1,658)	$4,232

	Three Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$4,666	$(1,013)	$(1,249)	$2,404
Loss from discontinued operations, net of tax	—	—	(103)	(103)
Income (Loss) from continuing operations	$4,666	$(1,013)	$(1,146)	$2,507
Interest	1,053	347	1	1,401
Income tax expense (benefit)	1,709	—	(1,018)	691
Depreciation and amortization	172	24	12	208
Depreciation and amortization in cost of sales	2,753	1,375	—	4,128
EBITDA from continuing operations	$10,353	$733	$(2,151)	$8,935
Stock-based compensation	—	—	345	345
Adjusted EBITDA from continuing operations	$10,353	$733	$(1,806)	$9,280

	Six Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income	$5,989	$882	$1,988	$8,859
Income from discontinued operations, net of tax	—	—	4,855	4,855
Income (loss) from continuing operations	$5,989	$882	$(2,867)	$4,004
Interest	1,651	—	—	1,651
Income tax benefit	(1,399)	(1,569)	(1,827)	(4,795)
Depreciation and amortization	371	47	10	428
Depreciation and amortization in cost of sales	4,867	2,619	—	7,486
EBITDA from continuing operations	$11,479	$1,979	$(4,684)	$8,774
Stock-based compensation	—	—	933	933
(Gain) Loss on disposal of assets	(8)	17	—	9
Adjusted EBITDA from continuing operations	$11,471	$1,996	$(3,751)	$9,716

	Six Months Ended June 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$10,808	$(3,552)	$(3,101)	$4,155
Loss from discontinued operations, net of tax	—	—	(162)	(162)
Income (loss) from continuing operations	$10,808	$(3,552)	$(2,939)	$4,317
Interest	2,248	651	1	2,900
Income tax expense (benefit)	2,703	—	(1,518)	1,185
Depreciation and amortization	341	48	32	421
Depreciation and amortization in cost of sales	5,658	2,699	—	8,357
EBITDA from continuing operations	$21,758	$(154)	$(4,424)	$17,180
Stock-based compensation	—	—	558	558
Adjusted EBITDA from continuing operations	$21,758	$(154)	$(3,866)	$17,738

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	June 30, 2020	December 31, 2019	June 30, 2019
Days sales outstanding in accounts receivable	45.3	37.1	41.1
Days sales outstanding in inventory	17.0	19.2	20.6
Days sales outstanding in accounts payable	24.7	20.6	15.0
Days of working capital	37.6	35.7	46.6

Our days sales outstanding in accounts receivable at June 30, 2020 was 45.3 days compared to 37.1 days at December 31, 2019, driven by administrative processing delays. Our days sales outstanding in inventory decreased by approximately 2.2 days from December 31, 2019, driven by lower inventory values based on reduced feedstock prices. Our days sales outstanding in accounts payable increased due to a reduced payable to our feedstock supplier driven by lower feedstock prices, as well as payments to vendors in the first quarter of 2020 for costs associated with the weather event in the fourth quarter of 2019, which caused severe damage to one of the feedstock storage tanks at our Silsbee plant. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons discussed.

Our cash balance at June 30, 2020 was $29.9 million, an increase of $25.6 million from same period in 2019. Improved working capital due to lower feedstock costs provided approximately $7.5 million during the six month ended June 30, 2020. Additionally, our cash balance included $10.1 million of proceeds from the sale of AMAK shares to Arab Mining Company and PPP Loans of $6.1 million.

The change in cash is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$20,555	$5,848
Investing activities	2,312	(3,842)
Financing activities	865	(4,416)
Increase (decrease) in cash	$23,732	$(2,410)
Cash	$29,877	$4,325

Operating Activities
Cash provided by operating activities totaled $20.6 million for the first six months of 2020, $14.7 million higher than the corresponding period in 2019. For the first six months of 2020 net income increased by approximately $4.7 million as compared to the corresponding period in 2019. Major non-cash items affecting income in the first six months of 2020 included changes in depreciation and amortization of $7.9 million, deferred taxes of $11.1 million and stock-based compensation of $0.9 million. Major non-cash items affecting income in the first six months of 2019 included deferred taxes of $1.0 million and depreciation and amortization of $8.8 million.

Additional factors leading to an increase in cash provided by operating activities included:

•
Under the CARES Act, we recorded an income tax receivable related to the carryback of NOL claims. This resulted in an increase in our income tax receivable of approximately $15.7 million. On April 30, 2020 we filed our first refund claims for approximately $14.1 million and on June 30, 2020 we filed our second and final refund claims for approximately $2.4 million.

•	Trade receivables decreased approximately $6.1 million. This is due to lower sales within the quarter and we do not expect any collection issues at this time.

•	Inventories decreased approximately $6.0 million driven by lower inventory values associated with the continued decline in feedstock prices.

•
Accounts payable and accrued liabilities decreased $1.8 million primarily due to a reduced payable to our feedstock supplier driven by lower feedstock prices, as well as payments to vendors in the first quarter of 2020 for costs associated with the aforementioned weather event in the fourth quarter of 2019.

Investing Activities

Cash provided by investing activities during the first six months of 2020 was approximately $2.3 million, representing an increase of approximately $6.2 million from the corresponding period of 2019. The primary source of the funds provided by investing activities was $10.2 million of proceeds, net of the deposit previously paid, received in connection with the First Closing of the sale of our investment in AMAK discussed in Note 5, offset by additions of plant, pipeline and equipment of approximately $7.9 million.

Financing Activities

Cash provided by financing activities during the first six months of 2020 was approximately $0.9 million versus cash used in financing activities of $4.4 million during the corresponding period of 2019. In the first half of 2020, we drew $20.0 million under our Revolving Facility as a precaution in light of the uncertainty caused by the COVID–19 pandemic. We also received PPP Loans of $6.1 million to maintain the continuity of our workforce, including maintaining compensation and benefits. In light of improving liquidity and business conditions, we repaid our outstanding balance on our Revolving Facility of $23 million at the end of the quarter. We also made mandatory payments of $2.2 million on our Term Loan Facility. During the first half of 2019, we made principal payments on our outstanding Credit Facilities of $6.2 million. We drew $2.0 million on our line of credit for working capital purposes in the first six months of 2019.

Anticipated Cash Needs

The COVID-19 pandemic has resulted in significant economic uncertainty and market volatility. In response, we have taken steps to address our liquidity needs during this uncertain period. In the first quarter of 2020 we drew $20.0 million under our Revolving Facility as a precautionary measure and, as of June 30, 2020, we are carrying approximately $29.9 million in cash, combined with an available balance on our Revolving Facility of approximately $27 million. We also benefited from certain provisions of the CARES Act, including certain changes to U.S. tax law and borrowings under the PPP Loans that we believe will be essential to support the continuity of our workforce. As a result, we believe, given current business conditions, the Company is capable of supporting its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and potential future borrowings under our ARC Agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Specialty Petrochemicals Segment

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$31,236	$58,584	$(27,348)	(46.7)%
Processing	1,159	1,527	(368)	(24.1)%
Gross Revenue	$32,395	$60,111	$(27,716)	(46.1)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	15,343	21,447	(6,104)	(28.5)%
Prime Product Sales	13,090	17,732	(4,642)	(26.2)%
By-product Sales	2,253	3,715	(1,462)	(39.4)%

Cost of Sales	$27,126	$50,049	(22,923)	(45.8)%
Gross Margin	16.3%	16.7%		(0.4)%
Total Operating Expense*	16,160	18,455	(2,295)	(12.4)%
Natural Gas Expense*	685	1,253	(568)	(45.3)%
Operating Labor Costs*	3,932	3,596	336	9.3%
Transportation Costs*	4,890	7,360	(2,470)	(33.6)%
General & Administrative Expense	2,730	2,816	(86)	(3.1)%
Depreciation and Amortization**	2,621	2,925	(304)	(10.4)%
Capital Expenditures	5,382	1,461	3,921	268.4%
* Included in cost of sales
**Includes $2,435 and $2,753 for 2020 and 2019, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the second quarter 2020 from the second quarter 2019 by 46.1% primarily due to lower sales volumes for prime products and by-products which was impacted by the COVID-19 pandemic. Also, gross revenue was reduced by lower selling prices resulting from a decrease in feedstock costs relative to the same period a year ago.

Product Sales

Specialty Petrochemicals segment product sales declined approximately 46.7% during the second quarter 2020 from the second quarter 2019. Prime products sales volume declined approximately 4.6 million gallons, or 26.2%, from the second quarter 2019 due to lower demand from polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year due to the COVID-19 pandemic. By-product sales volumes in second quarter 2020 declined 39% compared to the second quarter 2019 mainly due to lower prime product production and sales. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 20.8% of total Specialty Petrochemicals volume in the second quarter for 2020 from 24.7% in the second quarter 2019. Foreign sales volume includes sales to Canadian oil sands customers.

Processing

Processing revenues were $1.2 million in the second quarter 2020 compared to $1.5 million for the second quarter 2019.

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

Cost of Sales declined 45.8% during the second quarter 2020 from the second quarter 2019. The decline in cost of sales compared to the same period last year was driven by depressed sales volumes, lower feedstock costs and lower operating expenses - primarily transportation and natural gas costs. Benchmark Mount Belvieu natural gasoline feedstock price declined 65% from $1.20 per gallon in second quarter 2019 to $0.42 per gallon in the second quarter 2020. As a result of the sharp decline in feedstock cost compared to second quarter of 2019 our average margin for prime products increased. By-product margins were materially lower compared to second quarter 2019. This was primarily due to lower component prices combined with the inability to take full advantage during the quarter of the product upgrade capability of the Advanced Reformer unit due to production rates below minimum threshold required for Advanced Reformer unit operation.

The gross margin percentage for the Specialty Petrochemicals segment decreased from 16.7% in the second quarter of 2019 to 16.3% in the second quarter of 2020 mainly because of fixed costs being spread over lower sales volumes in the second quarter of 2020.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)

Total Operating Expense decreased $2.3 million, or 12.4%, during the second quarter 2020 from the same period in 2019. Operating expense in the quarter benefited primarily from lower transportation costs.

Capital Expenditures

Capital expenditures in the second quarter 2020 were approximately $5.4 million compared to $1.5 million in the second quarter of 2019. Second quarter 2020 included approximately $3.6 million for maintenance and upkeep of our GSPL pipeline which is used to transport our feedstock.

Specialty Waxes Segment

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$5,471	$6,745	$(1,274)	(18.9)%
Processing	2,808	2,515	293	11.7%
Gross Revenue	$8,279	$9,260	$(981)	(10.6)%

Volume of specialty wax sales (thousand pounds)	8,366	9,955	(1,589)	(16.0)%

Cost of Sales	$7,381	$8,757	$(1,376)	(15.7)%
Gross Margin (Loss)	10.8%	5.4%		5.4%
General & Administrative Expense	1,359	1,083	276	25.5%
Depreciation and Amortization*	1,338	1,399	(61)	(4.4)%
Capital Expenditures	$285	$426	$(141)	(33.1)%
*Includes $1,314 and $1,357 for 2020 and 2019, respectively, which is included in cost of sales

Product Sales

Product sales revenue for the Specialty Waxes segment decreased 18.9% during the second quarter 2020 from the second quarter 2019 as specialty wax sales volume declined nearly 1.6 million pounds. In the second quarter 2020 wax sales were depressed due to the impact on our customers from the COVID-19 pandemic. Many of our customers, especially in the automotive, furniture and construction end-markets, had significant decline in sales demand due to the pandemic. There were no material disruptions to feed supply during the second quarter of 2020. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.

Processing

Processing revenues were $2.8 million in the second quarter 2020, a $0.3 million increase from the second quarter 2019.

Cost of Sales

Cost of Sales decreased 15.7%, or nearly $1.4 million, in the second quarter 2020 compared to the second quarter 2019. This decrease was driven by a decline in polyethylene wax feed cost and lower operating expenses.

Depreciation

Depreciation for the second quarter 2020 was $1.3 million, relatively flat from second quarter 2019.

Capital Expenditures

Capital Expenditures were approximately $0.3 million in the second quarter 2020 compared with $0.4 million in the second quarter of 2019.

Corporate Segment

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,200	$2,182	$18	0.8%

General corporate expenses were relatively flat from the second quarter 2019.

Investment in AMAK - Discontinued Operations

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$306	$(91)	$397	436.3%

Equity in earnings (losses) of AMAK include amortization of the difference between the Company's investment in AMAK and the Company's share of net assets of AMAK. For the second quarter 2020, equity in earnings (losses) of AMAK were immaterial and increased slightly from second quarter 2019.

AMAK Summarized Income Statement

	Three Months Ended June 30,
	2020	2019
	(thousands of dollars)
Sales	$20,752	$20,566
Cost of sales	17,829	18,162
Gross profit	2,923	2,404
Selling, general, and administrative	2,362	2,807
Operating loss	561	(403)
Other income	—	(75)
Finance and interest expense	(103)	(448)
Loss before Zakat and income taxes	458	(926)
Zakat and income taxes	566	366
Net Loss	$(108)	$(1,292)

Finance and interest expense	103	448
Depreciation and amortization	6,393	7,746
Zakat and income taxes	566	366
EBITDA	$6,954	$7,268

Approximately 18,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the second quarter 2020 as compared to 17,000 dmt of copper and zinc concentrate in the second quarter 2019.

Results of Operations

Comparison of Six Months Ended June 30, 2020 and 2019

Specialty Petrochemicals Segment

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$81,622	$114,074	$(32,452)	(28.4)%
Processing	2,403	2,910	(507)	(17.4)%
Gross Revenue	$84,025	$116,984	$(32,959)	(28.2)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	35,084	43,915	(8,831)	(20.1)%
Prime Product Sales	29,309	35,370	(6,061)	(17.1)%
By-product Sales	5,775	8,545	(2,770)	(32.4)%

Cost of Sales	$71,922	$95,915	(23,993)	(25.0)%
Gross Margin	14.4%	18.0%		(3.6)%
Total Operating Expense*	32,900	36,735	(3,835)	(10.4)%
Natural Gas Expense*	1,612	2,636	(1,024)	(38.8)%
Operating Labor Costs*	7,937	7,299	638	8.7%
Transportation Costs*	9,777	14,408	(4,631)	(32.1)%
General & Administrative Expense	5,506	5,291	215	4.1%
Depreciation and Amortization**	5,238	5,999	(761)	(12.7)%
Capital Expenditures	6,983	2,839	4,144	146.0%
* Included in cost of sales
**Includes $4,867 and $5,658 for 2020 and 2019, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the second quarter 2020 from the second quarter 2019 by 28.2% primarily due to lower sales volumes for prime products and byproducts as a result of the COVID-19 pandemic and its general impact on the economy. A decrease in average selling prices resulting from a decrease in feedstock costs also contributed to the revenue decline.

Product Sales

Specialty Petrochemicals segment product sales declined approximately 28.4% during the first half of 2020 from the first half of 2019 primarily as a result of the COVID-19 pandemic. Prime products sales volume declined approximately 6.1 million gallons or 17.1% from the first half of 2019 due to lower demand from the polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year. By-product sales volumes in the first half of 2020 declined 32.4% compared to the first half of 2019 mainly due to lower prime product production and sales. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 20.8% of total Specialty Petrochemicals volume in the first half of 2020 from 24.7% in the first half of 2019. Foreign sales volume includes sales to Canadian oil sands customers.

Processing

Processing revenues were approximately $2.4 million and $2.9 million for the first half of 2020 and 2019, respectively.

Cost of Sales (includes but is not limited to raw materials and total operating expense)

Cost of Sales declined 25.0% during the first half of 2020 from the first half of 2019. The decline in cost of sales compared to the same period last year was driven by depressed sales volumes, lower feedstock costs and lower operating expenses - primarily natural gas and transportation costs. Benchmark Mount Belvieu natural gasoline feedstock price declined 42% from

$1.17 per gallon in the first half of 2019 to $0.68 per gallon in the first half of 2020. By-product margins were lower compared to the first half of 2019. This was primarily due to lower component prices combined with the inability to take full advantage during the the first half of 2020 of the product upgrade capability of the Advance Reformer unit due to production rates below minimum threshold required for Advance Reformer unit operation.

The gross margin percentage for the Specialty Petrochemicals segment decreased from 18.0% in the first half of 2019 to 14.4% in the first half of 2020 driven by fixed cost being spread over lower sales volume.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)

Total Operating Expense decreased $3.8 million, or 10.4%, during the first half of 2020 from the same period in 2019. Operating expense in the quarter benefited from lower transportation and natural gas costs.

Capital Expenditures

Capital expenditures in the first half of 2020 were approximately $7.0 million compared to $2.8 million in the first half of 2019. The first half of 2020 included approximately $4.5 million for maintenance and upkeep of our GSPL pipeline which is used to transport our feedstock.

Specialty Waxes Segment

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$12,268	$12,748	$(480)	(3.8)%
Processing	6,448	4,794	1,654	34.5%
Gross Revenue	$18,716	$17,542	$1,174	6.7%

Volume of specialty wax sales (thousand pounds)	18,540	17,837	703	3.9%

Cost of Sales	$16,574	$17,973	$(1,399)	(7.8)%
Gross Margin (Loss)	11.4%	(2.5)%		13.9%
General & Administrative Expense	2,842	2,352	490	20.8%
Depreciation and Amortization*	2,666	2,747	(81)	(2.9)%
Capital Expenditures	$601	$935	$(334)	(35.7)%
*Includes $2,619 and $2,699 for 2020 and 2019, respectively, which is included in cost of sales

Product Sales

Specialty Wax segment product sales revenue decreased 3.8% during the first half of 2020 from the first half of 2019. In the first half of 2020 demand for our specialty wax products was negatively impacted due to the COVID-19 pandemic. Specialty wax sales volume increased 3.9% or nearly 0.7 million pounds. In the first half of 2019 planned maintenance turnaround at our Pasadena facility, along with outages at multiple wax feed suppliers, constrained specialty wax production and thereby sales volumes. There were no material disruptions to feed supply during the first half of 2020. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.

Processing

Processing revenues were $6.4 million in the first half of 2020, a 34.5% or about $1.7 million increase from the first half of 2019. The increase was due to significantly improved operation of the hydrogenation/distillation unit as well as strong revenues from other custom processing customers in the first quarter of 2020.

Cost of Sales

Cost of Sales were decreased 7.8%, or nearly $1.4 million, in the first half of 2020 compared to the first half of 2019. This decrease was driven by lower polyethylene wax feed cost and reduced operating expenses.

Depreciation

Depreciation for the first half of 2020 was $2.7 million, relatively flat from the first half of 2019.

Capital Expenditures

Capital Expenditures were approximately $0.6 million in the first half of 2020 compared with $0.9 million in the first half of 2019.

Corporate Segment

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$4,615	$4,487	$128	2.9%

General corporate expenses increased by $0.1 million during the first half of 2020 from the first half of 2019. The increase is primarily attributable to stock-based compensation.

Investment in AMAK - Discontinued Operations

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Equity in losses of AMAK	$(226)	$(150)	$(76)	50.7%

Equity in losses of AMAK increased during the first half of 2020 from the first half of 2019. The equity in losses were primarily impacted by reduced sales resulting from a decrease in metal prices during the first half of the year.

AMAK Summarized Income Statement

	Six Months Ended June 30,
	2020	2019
	(thousands of dollars)
Sales	$38,689	$41,230
Cost of sales	34,650	36,732
Gross profit	4,039	4,498
Selling, general, and administrative	5,042	5,545
Operating loss	(1,003)	(1,047)
Other income	17	353
Finance and interest expense	(634)	(893)
Loss before Zakat and income taxes	(1,620)	(1,587)
Zakat and income taxes	1,099	888
Net Loss	$(2,719)	$(2,475)

Finance and interest expense	634	893
Depreciation and amortization	13,722	15,070
Zakat and income taxes	1,099	888
EBITDA	$12,736	$14,376

Approximately 18,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first half of 2020 as compared to 17,000 dmt of copper and zinc concentrate in the first half of 2019. Reduced depreciation and amortization expenses were the primary factors in the decline of EBITDA of approximately $1.6 million relative to the first half of 2019.

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

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. For the six months ended June 30, 2020, there were no significant changes to these policies.

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

(b)
Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global outbreak of COVID-19 has had, and may continue to have, an adverse impact on the business, results of operations, financial position, and liquidity of the Company and/or its customers, suppliers, and other counterparties.

The COVID-19 pandemic has caused, and may continue to cause, a global slowdown of economic activity, particularly, reduced demand in durable goods markets such as automotive and construction, disruptions in global supply chains, significant economic uncertainty and volatility and disruption of financial markets. The COVID-19 pandemic is having an impact on the Company’s operations and financial performance, as well as on the operations and financial performance of many of the Company's customers and suppliers. Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety by requiring restrictions on the movement of people, which can cause workplace disruptions, reduced productivity, operational disruptions or shutdowns, and the incurrence of additional costs. Due to the economic slowdown caused by the COVID-19 pandemic, we are also experiencing, and may continue experiencing, lower demand and volume for products and services from our customers, as well as potential restrictions or delays on deliveries of key raw materials from our suppliers. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional information on how we have been impacted and the steps we have taken in response.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on the Company’s operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Additionally, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and human capital constraints); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; the weakening of demand in certain end markets; prolonged disruption in global logistics channels; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the impact could be on our business operations, financial performance and results of operations, and this could include potential charges, impairments and other adverse financial impacts in future periods.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on 10-Q. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us.

The possibility that our PPP Loan obligation may not be forgiven could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing if necessary.

As of June 30, 2020, we had nil in borrowings outstanding under the Revolving Facility and $78.8 million in borrowings outstanding under the Term Loan Facility. Pursuant to the terms of the ARC Agreement, we also have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to lenders acceptance of the increased commitment and other conditions.

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

For example, in May 2020, the Borrowers received loan proceeds in an aggregate principal amount of approximately $6.1 million under the PPP Loans, which may be partially or fully forgiven if we comply with the provisions of the CARES Act. However, since the enactment of the CARES Act, the Small Business Administration (the “SBA”) and the Treasury Department (“Treasury”) have issued numerous rules and additional guidance to implement the PPP, which continue to develop and change. As a result of this rapidly changing regulatory environment, it is difficult to determine and predict with certainty eligibility and available benefits under the PPP. We expect that our use of the proceeds of the PPP Loans is consistent with the intended purpose for the PPP Loans, such as maintaining the continuity of our workforce, including compensation and benefits. The SBA has, however, continued to issue regulations concerning the terms and conditions required for the forgiveness of the PPP Loans. For instance, on April 23, 2020, the SBA issued guidance that creates uncertainty as to whether a borrower can qualify to participate in the PPP when it may have access to other sources of liquidity, such as a public company with substantial market value and access to capital markets. Subsequently, on April 28, 2020, the Secretary of the Treasury and the SBA announced that the government will review all PPP loans in excess of $2 million for which the borrower applies for forgiveness.

As a result, no assurance can be provided whether we will obtain forgiveness of the PPP Loans in whole or in part. If we were to be audited and we are not successful in obtaining forgiveness of all or a portion of the PPP Loans, the unforgiven portion of such indebtedness could remain outstanding until the maturity which could reduce our liquidity.

Our current, or any future, indebtedness (including any unforgiven portion of the PPP Loans) could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	—
May 1, 2020 - May 31, 2020	2,456	4.44	—	—
June 1, 2020 - June 30, 2020	3,547	6.22	—	—
Total	6,003	$5.49	—	—
(1) Represents shares of our common stock withheld for satisfaction of tax liabilities of a holder of restricted shares. The value of such shares was calculated based on the closing price of our common stock on the New York Stock Exchange on the date when the withholding was made.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement. The below exhibit marked with a degree sign (°) has been redacted in part, in compliance with Regulation S-K Item 601. The Company agrees to furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission upon its request.

Exhibit Number	Description
10.1*
Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 8, 2020, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer

10.2*	Promissory Note, dated April 30, 2020, by South Hampton Resources, Inc., as Borrower, payable to Bank of America, N.A.
10.3*	Promissory Note, dated April 30, 2020, by Trecora Chemical, Inc., as Borrower, payable to Bank of America, N.A.
10.4*°	Second Amended and Restated Natural Gasoline Supply and Handling Agreement, dated as of May 1, 2020, between Martin Operating Partnership L.P. and South Hampton Resources, Inc.
10.5*+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based Grants)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: August 6, 2020	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

