Form 10-Q
period 2020-09-30
TRECORA RESOURCES
filed 2020-11-04
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at October 26, 2020: 24,817,193.

Item Number and Description

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$51,862	$6,145
Trade receivables, net	22,656	26,320
Inventories	11,110	13,624
Investment in AMAK (held-for-sale)	—	32,872
Prepaid expenses and other assets	7,016	4,947
Taxes receivable	16,858	182
Total current assets	109,502	84,090

Plant, pipeline and equipment, net	187,898	188,919

Intangible assets, net	13,354	14,736
Lease right-of-use assets, net	11,154	13,512
Mineral properties in the United States	412	562

TOTAL ASSETS	$322,320	$301,819

LIABILITIES
Current Liabilities
Accounts payable	$12,815	$14,603
Accrued liabilities	13,192	5,740
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,148	3,174
Current portion of other liabilities	447	924
Total current liabilities	33,796	28,635

CARES Act, PPP Loans	6,123	—
Long-term debt, net of current portion	42,949	79,095
Post-retirement benefit, net of current portion	321	338
Lease liabilities, net of current portion	8,006	10,338
Other liabilities, net of current portion	907	595
Deferred income taxes	26,132	11,375
Total liabilities	118,234	130,376

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock - authorized 40 million shares of $0.10 par value; issued and outstanding 24.8 million and 24.8 million in 2020 and 2019, respectively	2,482	2,475
Additional paid-in capital	60,875	59,530
Retained earnings	140,440	109,149
Total Trecora Resources Stockholders' Equity	203,797	171,154
Noncontrolling Interest	289	289
Total equity	204,086	171,443

TOTAL LIABILITIES AND EQUITY	$322,320	$301,819

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$43,570	$59,111	$137,460	$185,933
Processing fees	4,177	3,604	13,028	11,308
	47,747	62,715	150,488	197,241

OPERATING COSTS AND EXPENSES
Cost of sales and processing (including depreciation and amortization of $3,887, $3,254, $11,373 and $11,611, respectively)	39,290	53,148	127,786	167,036

GROSS PROFIT	8,457	9,567	22,702	30,205

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	5,766	6,401	18,729	18,532
Depreciation	209	208	637	629
	5,975	6,609	19,366	19,161

OPERATING INCOME	2,482	2,958	3,336	11,044

OTHER INCOME (EXPENSE)
Interest income	—	—	—	5
Interest expense	(508)	(1,211)	(2,159)	(4,111)
Miscellaneous income (expense), net	(13)	74	(7)	330
	(521)	(1,137)	(2,166)	(3,776)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,961	1,821	1,170	7,268

INCOME TAX EXPENSE (BENEFIT)	853	238	(3,942)	1,412

INCOME FROM CONTINUING OPERATIONS	1,108	1,583	5,112	5,856

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	21,324	(1,002)	26,179	(1,120)

NET INCOME	$22,432	$581	$31,291	$4,736

Basic Earnings per Common Share
Net income from continuing operations (dollars)	$0.04	$0.06	$0.21	$0.24
Net income (loss) from discontinued operations, net of tax (dollars)	0.86	(0.04)	1.06	(0.05)
Net income (dollars)	$0.90	$0.02	$1.27	$0.19

Basic weighted average number of common shares outstanding	24,817	24,717	24,795	24,689

Diluted Earnings per Common Share
Net income from continuing operations (dollars)	$0.04	$0.06	$0.20	$0.23
Net income (loss) from discontinued operations, net of tax (dollars)	0.84	(0.04)	1.04	(0.04)
Net income (dollars)	$0.88	$0.02	$1.24	$0.19

Diluted weighted average number of common shares outstanding	25,394	25,053	25,179	25,077

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165

Restricted Stock Units
Issued to Directors	—	—	113	—	—	113	—	113
Issued to Employees	—	—	376	—	—	376	—	376
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	22,432	22,432	—	22,432

September 30, 2020	24,817	$2,482	$60,875	$—	$140,440	$203,797	$289	$204,086

June 30, 2019	24,715	$2,472	$58,920	$(2)	$128,278	$189,668	$289	$189,957

Restricted Stock Units
Issued to Directors	—	—	96	—	—	96	—	96
Issued to Employees	—	—	186	—	—	186	—	186
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	581	581	—	581

September 30, 2019	24,715	$2,472	$59,202	$(2)	$128,859	$190,531	$289	$190,820

See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2020	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	308	—	—	308	—	308
Issued to Employees	—	—	1,044	—	—	1,044	—	1,044
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	39	4	(4)	—	—	—	—	—
Net Income	—	—	—	—	31,291	31,291	—	31,291

September 30, 2020	24,817	$2,482	$60,875	$—	$140,440	$203,797	$289	$204,086

January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Restricted Stock Units
Issued to Directors	—	—	264	—	—	264	—	264
Issued to Employees	—	—	644	—	—	644	—	644
Common Stock
Issued to Directors	10	1	—	6	—	7	—	7
Issued to Employees	79	8	—	—	—	8	—	8
Net Income	—	—	—	—	4,736	4,736	—	4,736

September 30, 2019	24,715	$2,472	$59,202	$(2)	$128,859	$190,531	$289	$190,820

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income	$31,291	$4,736
Income (Loss) from Discontinued Operations	26,179	(1,120)
Income from Continuing Operations	$5,112	$5,856
Adjustments to Reconcile Income from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,629	10,863
Amortization of Intangible Assets	1,382	1,396
Stock-based Compensation	1,423	904
Deferred Income Taxes	14,168	1,268
Postretirement Obligation	(1)	(28)
Bad Debt Expense	(1)	(19)
Amortization of Loan Fees	136	136
Loss on Disposal of Assets	9	—
Changes in Operating Assets and Liabilities:
Decrease in Trade Receivables	3,665	1,634
Decrease in Insurance Receivables	1,148	—
Increase in Taxes Receivable	(16,675)	—
Decrease in Inventories	2,514	3,253
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,370)	914
Decrease in Accounts Payable and Accrued Liabilities	(950)	(6,031)
Decrease in Other Liabilities	510	267
Net Cash Provided by Operating Activities - Continuing Operations	21,699	20,413
Net Cash Used in Operating Activities - Discontinued Operations	(4,124)	(164)
Net Cash Provided by Operating Activities	17,575	20,249
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(10,309)	(6,978)
Proceeds from PEVM	150	27
Net Cash Used in Investing Activities - Continuing Operations	(10,159)	(6,951)
Net Cash Provided by Investing Activities - Discontinued Operations	68,530	2,697
Net Cash Provided by (Used in) Investing Activities	58,371	(4,254)
FINANCING ACTIVITIES
Net Cash Paid Related to Stock-Based Compensation	(71)	(292)
Additions to CARES Act, PPP Loans	6,123	—
Additions to Long-Term Debt	20,000	2,000
Repayments of Long-Term Debt	(56,281)	(15,281)
Net Cash Used in Financing Activities - Continuing Operations	(30,229)	(13,573)
NET INCREASE IN CASH	45,717	2,422
CASH AT BEGINNING OF PERIOD	6,145	6,735
CASH AT END OF PERIOD	$51,862	$9,157
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,023	$3,749
Cash payments for taxes, net of refunds	$3,000	$53
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$690	$426
Cash held in escrow by AMAK	$1,877	$—
Foreign taxes paid by AMAK	$240	$891

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

This document includes the following abbreviations:
a.TOCCO – Texas Oil & Chemical Co. II, Inc. – Wholly owned subsidiary of TREC and parent of SHR and TC
b.SHR – South Hampton Resources, Inc. – Specialty Petrochemicals segment and parent of GSPL
c.GSPL – Gulf State Pipe Line Co, Inc. – Pipeline support for the Specialty Petrochemicals segment
d.TC – Trecora Chemical, Inc. – Specialty Waxes segment
e.PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine – 55% ownership
f.AMAK – Al Masane Al Kobra Mining Company – Held-for-sale mining equity investment & discontinued operations

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

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020.

We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States, and all long-lived assets owned are located in the United States.

In addition, on September 28, 2020, we completed the final closing of the sale of our ownership interest in AMAK, a Saudi Arabian closed joint stock company, which owns, operates and is developing mining assets in Saudi Arabia. Our investment was classified as held-for-sale and the equity in earnings (losses) are recorded in discontinued operations. See Note 5 for additional discussion.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company does not expect an impact of the new guidance on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This guidance is effective from March 12, 2020 through December 31, 2022 and adoption is optional. We are currently evaluating the impact of ASU 2020-04 on our condensed consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables, net, consisted of the following:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Trade receivables	$23,084	$26,749
Less allowance for doubtful accounts	(428)	(429)
Trade receivables, net	$22,656	$26,320

Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.

4. INVENTORIES

Inventories included the following:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Raw material	$2,543	$2,100
Work in process	122	142
Finished products	8,445	11,382
Total inventory	$11,110	$13,624

Inventory serves as collateral for our amended and restated credit agreement. See Note 11.

Inventory included Specialty Petrochemicals products in transit valued at approximately $2.8 million and $2.9 million at September 30, 2020 and December 31, 2019, respectively.

5. INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS

On September 30, 2020 the Company completed the final closing of the previously disclosed sale of its ownership interest in AMAK (the "Share Sale") to AMAK and certain existing shareholders of AMAK and their assignees (collectively, the "Purchasers"). The Share Sale was completed in multiple closings pursuant to a Share Sale and Purchase Agreement, dated September 22, 2019 (as amended, the "Purchase Agreement"), among the Company, AMAK, and other Purchasers and resulted in aggregate gross proceeds to the Company of Saudi Riyals ("SAR") 265 million (approximately $70 million) (before taxes and expenses). The Company used a portion of the approximately $60 million in net proceeds from the Share Sale to prepay outstanding borrowings of $30 million under the term loan facility (the "Term Loan Facility") of the Company's amended and restated credit agreement (as amended, the "ARC Agreement"). As of December 31, 2019, the

Company had a non-controlling equity interest of 33.3% in AMAK of approximately $32.9 million. This investment was accounted for under the equity method.

As a condition to the effectiveness of the Purchase Agreement, the Purchasers advanced 5% of the purchase price (or approximately $3.5 million) in the form of a non-refundable deposit. Pursuant to the Purchase Agreement, (i) with respect to any Purchaser that completed the purchase of all or a portion of the ordinary shares allotted to it under the Purchase Agreement on or before March 31, 2020, the non-refundable deposit paid by such Purchaser (or a portion of such deposit for a partial closing) was credited toward the purchase price of the ordinary shares being purchased and (ii) with respect to any Purchasers that complete the purchase of all or a portion of their allotted ordinary shares after March 31, 2020 but on or before September 28, 2020, an amount equal to 50% of the non-refundable deposit paid by such Purchasers was forfeited to the Company as liquidated damages and such amount was not applied to the purchase price paid by the applicable Purchaser.

On March 26, 2020, the Company and one Purchaser completed the first closing of the Share Sale (the “First Closing”). In connection with the First Closing, the Company sold 4,000,000 ordinary shares for aggregate gross proceeds (before taxes and transaction expenses) of SAR 40 million (or approximately $10.7 million) (inclusive of the full amount of the Purchaser’s non-refundable deposit previously paid of $0.5 million). The Company recorded a foreign tax payable of approximately $0.3 million related to the First Closing.

During the three months ended September 30, 2020, the Company completed additional closings of the Share Sale with respect to its remaining ownership interest in AMAK. In connection with these closings, the Company sold a total of 22,467,422 ordinary shares for aggregate gross proceeds (before taxes and transaction expenses) of SAR 224 million (or approximately $59.9 million) (inclusive of $1.5 million which constitutes 50% of the non-refundable deposits previously paid by certain Purchasers). As none of these third quarter 2020 closings were completed prior to March 31, 2020, the remaining portion of the initial deposits (approximately $1.5 million) were forfeited to the Company as liquidated damages and were not applied to the purchase price. These amounts are included in income from discontinued operations, net of tax. The Company recorded a foreign tax payable of approximately $1.8 million related to the third quarter 2020 closings.

In connection with the completion of the Share Sale, the Company and AMAK entered into an agreement whereby AMAK agreed to withhold approximately $2.1 million of the purchase price to pay the Company's tax obligations in Saudi Arabia. The Company is in the process of finalizing and filing the necessary tax returns in the Kingdom of Saudi Arabia. Upon payment, the Company will have a foreign tax credit which can be used to offset U.S. taxes. As of September 30, 2020, approximately $0.2 million of foreign taxes have been paid. The remaining funds withheld by AMAK are included in prepaid expenses and other assets on the Company's condensed consolidated balance sheet as of September 30, 2020.

As previously disclosed, and as a result of the Company’s investment in AMAK, the Company was required to execute a limited guarantee on October 24, 2010 (the “Guarantee”) of up to 41% of a loan (the “Loan”) by the Saudi Industrial Development Fund ("SIDF") to AMAK to fund the continued construction of the AMAK facilities and to provide working capital needs. The provision of personal or corporate guarantees, as applicable, by each shareholder of AMAK was a condition to SIDF providing the Loan. Pursuant to the Purchase Agreement, the Purchasers (other than AMAK) agreed, upon the completion of the Share Sale, to assume the Company’s obligation under the Guarantee (proportionately based upon such Purchaser’s percentage acquisition of ordinary shares in the Share Sale). While a formal written release of the Company from the Guarantee was not obtained from SIDF prior to closing, the Company believes that the Purchasers’ assumption of the Company’s obligation under the Guarantee effectively eliminates the Company’s liability arising under the Guarantee.

Included in discontinued operations are the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(thousands of dollars)		(thousands of dollars)
Saudi administration and transaction expenses	$(2,605)	$—	$(2,490)	$—
Equity in earnings (losses) of AMAK	682	(942)	455	(1,093)
Gain (loss) on sale of equity interest	28,510	(325)	35,173	(325)
Income (loss) from discontinued operations before taxes	26,587	(1,267)	33,138	(1,418)
Tax (expense) benefit	(5,263)	265	(6,959)	298
Income (loss) from discontinued operations, net of tax	$21,324	$(1,002)	$26,179	$(1,120)

AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986 the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operations and financial position for AMAK are as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(thousands of dollars)		(thousands of dollars)
Sales	$23,943	$19,643	$62,632	$60,873
Cost of sales	18,644	19,072	53,294	55,804
Gross profit	5,299	571	9,338	5,069
Selling, general, and administrative	3,808	3,557	8,850	9,102
Operating income (loss)	1,491	(2,986)	488	(4,033)
Other income	16	43	33	396
Finance and interest expense	(237)	(456)	(871)	(1,349)
Income (loss) before Zakat and income taxes	1,270	(3,399)	(350)	(4,986)
Zakat and income tax (benefit)	(240)	444	859	1,332
Net Income (Loss)	$1,510	$(3,843)	$(1,209)	$(6,318)

Financial Position

	September 30,	December 31,
	2020	2019
	(thousands of dollars)
Current assets	$37,945	$45,354
Noncurrent assets	204,865	196,564
Total assets	$242,810	$241,918

Current liabilities	$23,622	$27,645
Long term liabilities	100,698	79,348
Stockholders' equity	118,490	134,925
	$242,810	$241,918
The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
	(thousands of dollars)			(thousands of dollars)
AMAK Net Income (Loss)	1,510		(3,843)	(1,209)		(6,318)

Company's share of income (loss) reported by AMAK	345	*	(1,279)	(555)	*	(2,103)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337		337	1,010		1,010
Equity in earnings (losses) of AMAK	682		(942)	455		(1,093)
* Percentage of Ownership varies during the period.

For additional information, see NOTE 6, "INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS" to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2019.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Prepaid license	$605	$1,209
Prepaid insurance premiums	1,767	—
Spare parts	2,330	1,857
Insurance receivable	—	1,148
Cash held in escrow by AMAK	1,877	—
Other prepaid expenses and assets	437	733
Total prepaid expenses and other assets	$7,016	$4,947

7. PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment consisted of the following:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,580
Catalyst	4,328	4,095
Land	5,428	5,428
Plant, pipeline and equipment	266,128	258,651
Construction in progress	7,516	5,052
Total plant, pipeline and equipment	$284,980	$274,806
Less accumulated depreciation	(97,082)	(85,887)
Net plant, pipeline and equipment	$187,898	$188,919

Plant, pipeline, and equipment serve as collateral for our amended and restated credit agreement. See Note 11.

Construction in progress during the first nine months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC. Construction in progress during the first nine months of 2019 included equipment purchased for various equipment updates at the TC facility, the Advanced Reformer unit, tankage upgrades, and an addition to the rail spur at SHR.

Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company has no finance leases.

The components of lease expense were as follows:

($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,115	$1,114	$3,036	$3,369
Operating lease cost (a)	Selling, general and administrative	34	34	102	103
Total lease cost		$1,149	$1,148	$3,138	$3,472
(a) Short-term lease costs were approximately $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Short-term lease costs were approximately $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Assets:
Operating	Operating lease assets	$11,154	$13,512
Total leased assets		$11,154	$13,512

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,148	$3,174
Noncurrent:
Operating	Operating lease liabilities	8,006	10,338
Total lease liabilities		$11,154	$13,512

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$925	$1,127	$2,806	$2,260
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37	$25	$37	$138

September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.9
Weighted-average discount rate:
Operating leases	4.5%

Most of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of September 30, 2020, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases
2020	$902
2021	3,553
2022	3,231
2023	2,339
2024	1,026
Thereafter	1,082
Total lease payments	$12,133
Less: Interest	979
Total lease obligations	$11,154

9. INTANGIBLE ASSETS, NET

Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:

	September 30, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(6,741)	$10,111
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(680)	791
Developed technology	6,131	(3,679)	2,452
Total	$24,548	$(11,194)	$13,354

	December 31, 2019
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(5,898)	$10,954
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(601)	870
Developed technology	6,131	(3,219)	2,912
Total	$24,548	$(9,812)	$14,736

Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months September 30, 2020 and 2019, respectively, and approximately $1.4 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Based on identified intangible assets that are subject to amortization as of September 30, 2020, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	(thousands of dollars)
Customer relationships	$10,111	$281	$1,123	$1,123	1,123	1,123	1,123	$4,215
Licenses and permits	791	26	101	86	86	86	86	320
Developed technology	2,452	153	613	613	613	460	—	—
Total future amortization expense	$13,354	$460	$1,837	$1,822	$1,822	$1,669	$1,209	$4,535

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Property taxes	2,526	—
Payroll	2,923	1,250
Royalties	133	273
Officer compensation	891	1,687
Foreign taxes	2,237	—
AMAK transaction costs	3,648	1,000
Other	834	1,530
Total	$13,192	$5,740

11. LIABILITIES AND LONG-TERM DEBT

Senior Secured Credit Facilities

As of September 30, 2020, the Company had no outstanding borrowings under the Revolving Facility and approximately $47.1 million in borrowings outstanding under the Term Loan Facility (and, together with the Revolving Facility, the "Credit Facilities"). In addition, the Company had approximately $56 million of availability under our Revolving Facility at September 30, 2020. TOCCO’s ability to make additional borrowings under the Revolving Facility at September 30, 2020 was limited by, and in the future may be limited by, the Company's obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

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

For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.62 and 2.62 as of September 30, 2020 and June 30, 2020, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 1.68 and 1.98 as of September 30, 2020 and December 31, 2019, respectively. As noted above, the Consolidated Leverage Ratio specifically excludes the PPP Loans until such time that any portion of the PPP Loans are not forgiven in accordance with the CARES Act. The Company used a portion of the approximately $60 million in net proceeds from the Share Sale, discussed in Note 5, to prepay outstanding borrowings of $30 million under the Term Loan Facility of the Company's ARC Agreement.

The maturity date for the ARC Agreement is July 31, 2023. As of September 30, 2020, the year to date effective interest rate for the Credit Facilities was 2.84%. The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of September 30, 2020.

For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS" to the consolidated financial statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

PPP Loans

On May 6, 2020, SHR and TC (collectively, the “Borrowers") received loan proceeds from the PPP Loans in an aggregate principal amount of approximately $6.1 million under the PPP. The PPP Loans are evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers fully utilized the PPP Loans to cover payroll and benefits costs in accordance with the relevant terms and conditions of the CARES Act. The PPP Loans mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The Company is pursuing and expects to receive full forgiveness of the PPP Loans in accordance with the provisions of the CARES Act.

Debt Issuance Costs

Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.5 million and $0.6 million for the periods ended September 30, 2020 and December 31, 2019, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:

	September 30, 2020	December 31, 2019
	(thousands of dollars)
Revolving Facility	—	3,000
Term Loan Facility	47,656	80,938
Loan fees	(513)	(649)
Total long-term debt	47,143	83,289

Less current portion including loan fees	4,194	4,194

Total long-term debt, less current portion including loan fees	42,949	79,095

12. COMMITMENTS AND CONTINGENCIES

COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding such ‘stay-at-home’ orders, to date, our operations have been deemed an essential business under applicable governmental orders based on the critical nature of the products we offer.

As a result of the impact of the COVID-19 outbreak, some of our customers have experienced a significant decrease in demand. A prolonged economic slowdown, period of social quarantine (imposed by the government or otherwise), or a prolonged period of decreased travel due to COVID-19 or the responses thereto, may have a material negative adverse impact on our ability to sell products, and consequently our revenues and results of operations.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

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

Supplier Agreements

In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of September 30, 2020 and December 31, 2019, the value of the remaining undelivered feedstock approximated $5.0 million and $4.2 million, respectively.

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Environmental Remediation

Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company recognized stock-based compensation expense of approximately $0.5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock Options and Warrant Awards

Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or nine months ended September 30, 2020 or 2019, respectively.

A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2020	487,000	10.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2020	487,000	10.87	3.0	$—
Expected to vest	—			$—
Exercisable at September 30, 2020	487,000	10.87	3.0	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At September 30, 2020, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the three and nine months ended September 30, 2020 and 2019, respectively, was zero.

The Company has no non-vested options as of September 30, 2020.

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

A summary of the status of the Company's restricted stock units activity is as follows:

	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2020	298,864	9.78
Granted	364,637	6.32
Forfeited	(15,571)	11.40
Vested	(71,409)	8.40
Outstanding at September 30, 2020	576,521	7.51
Expected to vest	576,521

14. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed review of its procedures and initiated additional requests for information. In February 2020, we received notice from the Internal Revenue Service ("IRS") regarding the IRS's selection of the Company for an income tax audit for the tax period ending December 31, 2017. We do not expect any material changes related to the federal or Texas audits. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019. As of September 30, 2020 and December 31, 2019, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.

The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation, foreign taxes and a research and development credit for the nine months ended September 30, 2020 and 2019. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.

The CARES Act provides stimulus measures to companies impacted by the COVID-19 pandemic, which include the ability to defer payment for employer payroll taxes, utilize net operating loss ("NOL") carrybacks, increased the limitation on the deductibility of interest expense, technical corrections to allow accelerated tax depreciation on qualified improvement property, as well as allowing qualified business to apply for loans and grants. We have recognized $16.5 million for the NOL carryback claims, which are included in the $16.9 million income tax receivable. On April 30, 2020 we filed our first refund claims for approximately $14.1 million and on June 30, 2020 we filed our second and final refund claims for approximately $2.4 million.

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

	Three Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$37,580	$5,990	$—	$—	$43,570
Processing fees	1,644	2,533	—	—	4,177
Total revenues	39,224	8,523	—	—	47,747
Operating income (loss) before depreciation and amortization	8,538	89	(2,050)	—	6,577
Operating income (loss)	5,871	(1,337)	(2,052)	—	2,482
Income (loss) from continuing operations before taxes	5,311	(1,293)	(2,057)	—	1,961
Depreciation and amortization	2,667	1,427	2	—	4,096
Capital expenditures	2,084	641	—	—	2,725

	Three Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$53,277	$5,834	$—	—	$59,111
Processing fees	1,208	2,396	—	—	3,604
Total revenues	54,485	8,230	—	—	62,715
Operating income (loss) before depreciation and amortization	10,414	(260)	(2,670)	—	7,484
Operating income (loss)	7,449	(1,808)	(2,683)	—	2,958
Income (loss) from continuing operations before taxes	6,583	(2,071)	(2,691)	—	1,821
Depreciation and amortization	1,900	1,548	14	—	3,462
Capital expenditures	2,163	361	—	—	2,524

	Nine Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$119,202	$18,258	$—	$—	$137,460
Processing fees	4,047	8,981	—	—	13,028
Total revenues	123,249	27,239	—	—	150,488
Operating income (loss) before depreciation and amortization	20,002	2,009	(6,665)	—	15,346
Operating income (loss)	12,097	(2,084)	(6,677)	—	3,336
Income (loss) from continuing operations before taxes	9,901	(1,980)	(6,751)	—	1,170
Depreciation and amortization	7,905	4,093	13	—	12,011
Capital expenditures	9,067	1,242	—	—	10,309

	Nine Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$167,351	$18,582	$—	—	$185,933
Processing fees	4,117	7,191	—	—	11,308
Total revenues	171,468	25,773	—	—	197,241
Operating income (loss) before depreciation and amortization	31,849	(343)	(7,158)	—	24,348
Operating income (loss)	22,885	(4,638)	(7,203)	—	11,044
Income (loss) from continuing operations before taxes	20,093	(5,623)	(7,202)	—	7,268
Depreciation and amortization	7,899	4,295	46	—	12,240
Capital expenditures	5,002	1,296	—	—	6,298

	September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$16,154	$3,606	$—	$—	$19,760
Trade receivables, processing fees	771	2,125	—	—	2,896
Intangible assets, net	—	13,354	—	—	13,354
Total assets	290,266	84,933	131,187	(184,066)	322,320

	December 31, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Trade receivables, product sales	$18,911	$3,613	$—	$—	$22,524
Trade receivables, processing fees	748	3,048	—	—	3,796
Intangible assets, net	—	14,736	—	—	14,736
Total assets	289,546	88,245	90,203	(166,175)	301,819

16. NET INCOME (LOSS) PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019, respectively.

Net Income (Loss) per Common Share - Continuing Operations

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from continuing operations	$1,108	24,817	$0.04	$1,583	24,717	$0.06
Unvested restricted stock units		577			336
Diluted:
Net income from continuing operations	$1,108	25,394	$0.04	$1,583	25,053	$0.06

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from continuing operations	$5,112	24,795	$0.21	$5,856	24,689	$0.24
Unvested restricted stock units		384			388
Diluted:
Net income from continuing operations	$5,112	25,179	$0.20	$5,856	25,077	$0.23

Net Income (Loss) per Common Share - Discontinued Operations

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$21,324	24,817	$0.86	$(1,002)	24,717	$(0.04)
Unvested restricted stock units		577			336
Diluted:
Net income (loss) from discontinued operations, net of tax	$21,324	25,394	$0.84	$(1,002)	25,053	$(0.04)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$26,179	24,795	$1.06	$(1,120)	24,689	$(0.05)
Unvested restricted stock units		384			388
Diluted:
Net income (loss) from discontinued operations, net of tax	$26,179	25,179	$1.04	$(1,120)	25,077	$(0.04)

Net Income (Loss) per Common Share

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$22,432	24,817	$0.90	$581	24,717	$0.02
Unvested restricted stock units		577			336
Diluted:
Net income (loss)	$22,432	25,394	$0.88	$581	25,053	$0.02

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income	$31,291	24,795	$1.27	$4,736	24,689	$0.19
Unvested restricted stock units		384			388
Diluted:
Net income	$31,291	25,179	$1.24	$4,736	25,077	$0.19

At September 30, 2020 and 2019, 0.5 million and 0.5 million shares of common stock, respectively, were issuable upon the exercise of options and warrants.

17. RELATED PARTY TRANSACTIONS

The Company incurred no consulting fees for the three months ended September 30, 2020 and 2019, respectively, and nil and approximately $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, from our Director, Nicholas Carter. A consulting agreement was entered into with Mr. Carter in July 2015, which terminated effective December 31, 2019.

18. POST-RETIREMENT OBLIGATIONS

We currently have post-retirement obligations with two former executives. As of September 30, 2020 and December 31, 2019, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.

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

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward–looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of: the continued impact of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; not completing, or not completely realizing the anticipated benefits from, the sale of our stake in AMAK; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock, product and mineral prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the PPP Loans or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including but not limited to "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" therein, under similar headings in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission (the "SEC"). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic.

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

The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

of our Annual Report on Form 10-K for the year ended December 31, 2019. These discussions of results reflect the continuing operations of the Company unless otherwise noted.

Our preferred supplier position into the specialty petrochemicals market is derived from the combination of our reputation as a reliable supplier established over many years, the very high purity of our products, and a focused approach to customer service. In specialty waxes, we are able to deliver to our customers a product performance and price point that is unique to our market; while the diversity of our custom processing assets and capabilities offers solutions to our customers that we believe are uncommon along the U.S. Gulf Coast.

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

Review of Third Quarter 2020 Results

While our third quarter 2020 results continued to be adversely impacted by the COVID-19 pandemic due to its global impact on economic demand as compared to the third quarter of 2019, we saw moderate improvement in customer demand for both our specialty petrochemicals and specialty waxes relative to the second quarter of 2020. We reported third quarter 2020 net income of $22.4 million, which includes the net gain from the sale of AMAK of $21.3 million. Net income from continuing operations for the third quarter 2020 was $1.1 million, down 31.2% from net income from continuing operations of $1.6 million in the third quarter of 2019. Sales volume of our Specialty Petrochemicals products decreased 12.9% due to lower sales to the polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year due to the COVID-19 pandemic. Specialty Waxes sales revenue was up 2.7% compared to the third quarter 2019 due to wax feed supply interruptions in the third quarter of 2019. Additionally, during third quarter 2020 we utilized a portion of the net proceeds from the completion of the sale of our ownership interest in AMAK to prepay $30 million on our Term Loan Facility.

Adjusted EBITDA from continuing operations was $7.1 million for the third quarter of 2020, compared with Adjusted EBITDA from continuing operations of $6.9 million in the third quarter of 2019. Adjusted EBITDA from continuing operations increased due to reduced Corporate expenses and higher Specialty Waxes revenue, partially offset by depressed performance for Specialty Petrochemicals. Adjusted EBITDA from continuing operations is a non-GAAP financial measure. See below for additional information about this measure and a reconciliation to the most directly comparable GAAP financial measure.

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

To date, our plants have continued to operate as normal, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020 as updated through August 18, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.

The COVID-19 pandemic has had an impact on our business, results of operations, financial position and liquidity for the third quarter of 2020. In comparison to the same period in 2019, in the third quarter we continued to see reduced demand for our products and services in certain end markets, including durable goods such as automotive and construction, which we attribute to the economic slowdown caused by the COVID-19 pandemic. This weakened demand in certain end markets is likely to continue in the near-term and may continue into 2021, and could spread more broadly to our other end markets.

Our management will continue to actively monitor the impact of the global pandemic on our business, results of operations, financial condition, liquidity, suppliers, industry, investments, and workforce. We do not currently anticipate any material impairments, with respect to intangible assets, long–lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our condensed consolidated financial statements.

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

We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations plus share-based compensation, plus restructuring and severance expenses, plus impairment losses and plus or minus gains or losses on disposal of fixed assets.

The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	Three Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$4,161	$(1,267)	$19,538	$22,432
Income from discontinued operations, net of tax	—	—	21,324	21,324
Income (loss) from continuing operations	$4,161	$(1,267)	$(1,786)	$1,108
Interest	507	—	1	508
Income tax expense (benefit)	1,150	(26)	(271)	853
Depreciation and amortization	183	24	3	210
Depreciation and amortization in cost of sales	2,484	1,403	—	3,887
EBITDA from continuing operations	$8,485	$134	$(2,053)	$6,566
Stock-based compensation	—	—	489	489
Adjusted EBITDA from continuing operations	$8,485	$134	$(1,564)	$7,055

	Three Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$6,278	$(2,071)	$(3,626)	$581
Loss from discontinued operations, net of tax	—	—	(1,002)	(1,002)
Income (Loss) from continuing operations	$6,278	$(2,071)	$(2,624)	$1,583
Interest	895	316	—	1,211
Income tax expense (benefit)	303	—	(76)	227
Depreciation and amortization	171	24	13	208
Depreciation and amortization in cost of sales	1,729	1,524	1	3,254
EBITDA from continuing operations	$9,376	$(207)	$(2,686)	$6,483
Stock-based compensation	—	—	415	415
Adjusted EBITDA from continuing operations	$9,376	$(207)	$(2,271)	$6,898

	Nine Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income	$10,150	$(385)	$21,526	$31,291
Income from discontinued operations, net of tax	—	—	26,179	26,179
Income (loss) from continuing operations	$10,150	$(385)	$(4,653)	$5,112
Interest	2,158	—	1	2,159
Income tax benefit	(249)	(1,595)	(2,098)	(3,942)
Depreciation and amortization	554	71	13	638
Depreciation and amortization in cost of sales	7,351	4,022	—	11,373
EBITDA from continuing operations	$19,964	$2,113	$(6,737)	$15,340
Stock-based compensation	—	—	1,422	1,422
(Gain) Loss on disposal of assets	(8)	17	—	9
Adjusted EBITDA from continuing operations	$19,956	$2,130	$(5,315)	$16,771

	Nine Months Ended September 30, 2019
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net Income (Loss)	$17,086	$(5,623)	$(6,727)	$4,736
Loss from discontinued operations, net of tax	—	—	(1,120)	(1,120)
Income (loss) from continuing operations	$17,086	$(5,623)	$(5,607)	$5,856
Interest	3,143	967	1	4,111
Income tax expense (benefit)	3,006	—	(1,594)	1,412
Depreciation and amortization	512	72	45	629
Depreciation and amortization in cost of sales	7,387	4,223	1	11,611
EBITDA from continuing operations	$31,134	$(361)	$(7,154)	$23,619
Stock-based compensation	—	—	973	973
Adjusted EBITDA from continuing operations	$31,134	$(361)	$(6,181)	$24,592

Liquidity and Capital Resources

Working Capital

Our approximate working capital days are summarized as follows:

	September 30, 2020	December 31, 2019	September 30, 2019
Days sales outstanding in accounts receivable	43.7	37.1	35.5
Days sales outstanding in inventory	21.4	19.2	18.4
Days sales outstanding in accounts payable	24.7	20.6	14.1
Days of working capital	40.4	35.7	39.8

Our days sales outstanding in accounts receivable at September 30, 2020 was 43.7 days compared to 37.1 days at December 31, 2019. The increase was driven by sales at both segments at the end of the third quarter of 2020. Our days sales outstanding in inventory increased by approximately 2.2 days from December 31, 2019, driven primarily by lower sales. Our days sales outstanding in accounts payable increased primarily due to a reduced payable to our feedstock supplier driven by lower feedstock prices. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons discussed.

Our cash balance at September 30, 2020 was $51.9 million, an increase of $42.7 million from September 30, 2019. Our cash balance at September 30, 2020 included $68.5 million of proceeds from the completion of the Share Sale (net of the deposit previously paid) and PPP Loans of $6.1 million as well as net debt reduction of $33.3 million.

The change in cash is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$17,575	$20,249
Investing activities	58,371	(4,254)
Financing activities	(30,229)	(13,573)
Increase (decrease) in cash	$45,717	$2,422
Cash	$51,862	$9,157

Operating Activities
Cash provided by operating activities totaled $17.6 million for the first nine months of 2020, $2.7 million lower than the corresponding period in 2019. For the first nine months of 2020 net income increased by approximately $26.6 million as compared to the corresponding period in 2019. Major non-cash items affecting income in the first nine months of 2020 included changes in depreciation and amortization of $12.0 million, deferred taxes of $14.2 million and stock-based compensation of $1.4 million. Major non-cash items affecting income in the first nine months of 2019 included deferred taxes of $1.3 million and depreciation and amortization of $12.3 million.

Additional factors leading to the decrease in cash provided by operating activities included:

•Under the CARES Act, we recorded an income tax receivable related to the carryback of NOL claims. This resulted in an increase in our income tax receivable of approximately $16.7 million. On April 30, 2020 we filed our first refund claims for approximately $14.1 million and on June 30, 2020 we filed our second and final refund claims for approximately $2.4 million.

•Trade receivables decreased approximately $3.7 million. This is due to lower sales within the quarter and we do not expect any collection issues at this time.

•Inventories decreased approximately $2.5 million driven by lower inventory values associated with the decline in feedstock prices.

•Accounts payable and accrued liabilities decreased $1.0 million primarily due to a reduced payable to our feedstock supplier driven by lower feedstock prices, as well as payments to vendors int he first quarter of 2020 for costs associated with the weather event in the fourth quarter of 2019.

Investing Activities

Cash provided by investing activities during the first nine months of 2020 was approximately $58.4 million, representing an increase of approximately $62.6 million from the corresponding period of 2019. The primary source of the funds provided by investing activities was $68.5 million of proceeds, net of the deposits previously paid, received in connection with the Share Sale, discussed in Note 5, offset by additions of plant, pipeline and equipment of approximately $10.3 million.

Financing Activities

Cash used in financing activities during the first nine months of 2020 was approximately $30.2 million versus $13.6 million during the corresponding period of 2019. In the first quarter of 2020, we drew $20.0 million under our Revolving Facility as a precaution in light of the uncertainty caused by the COVID–19 pandemic. We also received PPP Loans of $6.1 million to maintain the continuity of our workforce, including maintaining compensation and benefits. Utilizing a portion of the net proceeds from the sale of our investment in AMAK, together with cash on hand, we repaid our outstanding balance on our Revolving Facility of $23 million at the end of the second quarter and further reduced our debt with a $30 million prepayment toward our Term Loan Facility. We also made mandatory payments of $3.3 million on our Term Loan Facility. During the first nine months of 2019, we made principal payments on our outstanding Credit Facilities of $15.3 million. We drew $2.0 million on our line of credit for working capital purposes in the first nine months of 2019.

Anticipated Cash Needs

The COVID-19 pandemic has resulted in significant economic uncertainty and market volatility. In response, we have taken steps to address our liquidity needs during this uncertain period. As of September 30, 2020, we have approximately $51.9 million in cash, combined with an available balance on our Revolving Facility of approximately $56 million. We also benefited from certain provisions of the CARES Act, including certain changes to U.S. tax law and borrowings under the PPP Loans that we believed were essential to support the continuity of our workforce. As a result, we believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC Agreement.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Specialty Petrochemicals Segment

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$37,580	$53,277	$(15,697)	(29.5)%
Processing	1,644	1,208	436	36.1%
Gross Revenue	$39,224	$54,485	$(15,261)	(28.0)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	17,868	20,523	(2,655)	(12.9)%
Prime Product Sales	14,734	16,431	(1,697)	(10.3)%
By-product Sales	3,134	4,092	(958)	(23.4)%

Cost of Sales	$30,732	$44,206	(13,474)	(30.5)%
Gross Margin	21.7%	18.9%		2.8%
Total Operating Expense*	17,122	17,248	(126)	(0.7)%
Natural Gas Expense*	867	1,000	(133)	(13.3)%
Operating Labor Costs*	4,046	3,619	427	11.8%
Transportation Costs*	5,645	6,997	(1,352)	(19.3)%
General & Administrative Expense	2,438	2,659	(221)	(8.3)%
Depreciation and Amortization**	2,667	1,900	767	40.4%
Capital Expenditures	2,084	2,163	(79)	(3.7)%
* Included in cost of sales
**Includes $2,484 and $1,729 for 2020 and 2019, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the third quarter 2020 from the third quarter 2019 by 28.0% primarily due to lower sales volumes for prime products and by-products which continued to be impacted by the COVID-19 pandemic. Also, gross revenue was reduced by lower selling prices resulting from a decrease in feedstock costs relative to the same period a year ago.

Product Sales

Specialty Petrochemicals segment product sales declined approximately 29.5% during the third quarter 2020 from the third quarter 2019. Prime products sales volume declined approximately 1.7 million gallons, or 10.3%, from the third quarter 2019 due to lower demand from polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year due to the COVID-19 pandemic. Prime product sales volume increased approximately 1.6 million gallons as compared to the second quarter 2020. By-product sales volumes in third quarter 2020 declined 23.4% compared to the third quarter 2019 mainly due to lower prime product production and sales. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 24.6% of total Specialty Petrochemicals volume in the third quarter for 2020 from 22.4% in the third quarter 2019. Foreign sales volume includes sales to Canadian oil sands customers.

Processing

Processing revenues were $1.6 million in the third quarter 2020 compared to $1.2 million for the third quarter 2019.

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

Cost of Sales declined 30.5% during the third quarter 2020 from the third quarter 2019. The decline in cost of sales compared to the same period last year was driven by depressed sales volumes, lower feedstock costs and lower operating expenses –primarily transportation and natural gas costs. Benchmark Mont Belvieu natural gasoline feedstock price declined 24% from $1.06 per gallon in third quarter 2019 to $0.80 per gallon in the third quarter 2020. Our margin for prime products increased in the third quarter of 2020 as a result of the significant decline in feedstock cost compared to third quarter of 2019. While feedstock costs were lower in third quarter 2020 compared to third quarter 2019, we did see an increase in feedstock costs throughout the third quarter 2020 as compared to second quarter 2020. By-product margins were materially lower compared to third quarter 2019. This was primarily due to lower component prices combined with the inability to take full advantage during the quarter of the product upgrade capability of the Advanced Reformer unit.

The gross margin percentage for the Specialty Petrochemicals segment increased from 18.9% in the third quarter of 2019 to 21.7% in the third quarter of 2020 primarily because of improved prime product margins.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)

Total Operating Expense decreased $0.1 million, or 0.7%, during the third quarter 2020 from the same period in 2019.

Capital Expenditures

Capital expenditures in the third quarter 2020 were approximately $2.1 million compared to $2.2 million in the third quarter of 2019. Third quarter 2020 included approximately $0.5 million for rebuild and repair of a feedstock tank.

Specialty Waxes Segment

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$5,990	$5,834	$156	2.7%
Processing	2,533	2,396	137	5.7%
Gross Revenue	$8,523	$8,230	$293	3.6%

Volume of specialty wax sales (thousand pounds)	8,821	8,649	172	2.0%

Cost of Sales	$8,558	$8,879	$(321)	(3.6)%
Gross Margin (Loss)	(0.4)%	(7.9)%		7.5%
General & Administrative Expense	1,278	1,071	207	19.3%
Depreciation and Amortization*	1,427	1,548	(121)	(7.8)%
Capital Expenditures	$641	$361	$280	77.6%
*Includes $1,403 and $1,524 for 2020 and 2019, respectively, which is included in cost of sales

Product Sales

Product sales revenue for the Specialty Waxes segment increased 2.7% during the third quarter 2020 from the third quarter 2019 as specialty wax sales volume increased nearly 0.2 million pounds. In the third quarter 2019 wax sales were depressed due to disruptions to feed supply. There were no material feed supply disruptions during the third quarter of 2020. Wax sales volume in the third quarter 2020 increased approximately 0.5 million pounds as compared to second quarter 2020. However, we continued to see weakness in domestic customer demand for our specialty waxes due to the COVID-19 pandemic. The end uses that are most affected are furniture, automotive and infrastructure (pipe and road marking). Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.

Processing

Processing revenues were $2.5 million in the third quarter 2020, a $0.1 million increase from the third quarter 2019.

Cost of Sales

Cost of Sales decreased 3.6%, or approximately $0.3 million, in the third quarter 2020 compared to the third quarter 2019. This decrease was primarily driven by lower operating expenses.

Depreciation

Depreciation for the third quarter 2020 was $1.4 million, a $0.1 million decrease from third quarter 2019.

Capital Expenditures

Capital Expenditures were approximately $0.6 million in the third quarter 2020 compared with $0.4 million in the third quarter of 2019.

Corporate Segment

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,049	$2,670	$(621)	(23.3)%

Corporate expenses decreased $0.6 million from the third quarter 2019 primarily due to reduced accounting and consulting fees.

Investment in AMAK - Discontinued Operations

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$682	$(942)	$1,624	172.4%

Equity in earnings (losses) of AMAK include amortization of the difference between the Company's investment in AMAK and the Company's share of net assets of AMAK. For the third quarter 2020, equity in earnings (losses) of AMAK were increased from third quarter 2019 due to higher metal prices and lower production costs.

AMAK Summarized Income Statement

	Three Months Ended September 30,
	2020	2019
	(thousands of dollars)
Sales	$23,943	$19,643
Cost of sales	18,644	19,072
Gross profit	5,299	571
Selling, general, and administrative	3,808	3,557
Operating income (loss)	1,491	(2,986)
Other income	16	43
Finance and interest expense	(237)	(456)
Income (loss) before Zakat and income taxes	1,270	(3,399)
Zakat and income tax (benefit)	(240)	444
Net Income (Loss)	$1,510	$(3,843)

Finance and interest expense	237	456
Depreciation and amortization	7,186	8,534
Zakat and income tax (benefit)	(240)	444
EBITDA	$8,693	$5,591

Approximately 19,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the third quarter 2020 as compared to 18,000 dmt of copper and zinc concentrate in the third quarter 2019.

We completed the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.

Results of Operations

Comparison of Nine Months Ended September 30, 2020 and 2019

Specialty Petrochemicals Segment

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$119,202	$167,351	$(48,149)	(28.8)%
Processing	4,047	4,117	(70)	(1.7)%
Gross Revenue	$123,249	$171,468	$(48,219)	(28.1)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	52,952	64,438	(11,486)	(17.8)%
Prime Product Sales	44,042	51,801	(7,759)	(15.0)%
By-product Sales	8,910	12,637	(3,727)	(29.5)%

Cost of Sales	$102,654	$140,121	(37,467)	(26.7)%
Gross Margin	16.7%	18.3%		(1.6)%
Total Operating Expense*	50,022	53,983	(3,961)	(7.3)%
Natural Gas Expense*	2,479	3,636	(1,157)	(31.8)%
Operating Labor Costs*	11,984	10,918	1,066	9.8%
Transportation Costs*	15,422	21,405	(5,983)	(28.0)%
General & Administrative Expense	7,944	7,950	(6)	(0.1)%
Depreciation and Amortization**	7,905	7,899	6	0.1%
Capital Expenditures	9,067	5,002	4,065	81.3%
* Included in cost of sales
**Includes $7,351 and $7,387 for 2020 and 2019, respectively, which is included in operating expense

Gross Revenue

Gross Revenue for our Specialty Petrochemicals segment decreased during the first nine months of 2020 from the first nine months of 2019 by 28.1% primarily due to lower sales volumes for prime products and byproducts as a result of the COVID-19 pandemic and its general impact on the economy. A decrease in average selling prices resulting from a decrease in feedstock costs also contributed to the revenue decline.

Product Sales

Specialty Petrochemicals segment product sales declined approximately 28.8% during the first nine months of 2020 from the first nine months of 2019 primarily as a result of the COVID-19 pandemic. Prime products sales volume declined approximately 7.8 million gallons or 15.0% from the first nine months of 2019 due to lower demand from the polyethylene end-use markets as well as lower sales to Canadian oil sands customers. Sales to other end-use markets were also generally weaker compared to the same period last year. By-product sales volumes in the first nine months of 2020 declined 29.5% compared to the first nine months of 2019 mainly due to lower prime product production and sales. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 24.4% of total Specialty Petrochemicals volume in the first nine months of 2020 from 24.1% in the first nine months of 2019. Foreign sales volume includes sales to Canadian oil sands customers.

Processing

Processing revenues were approximately $4.0 million and $4.1 million for the first nine months of 2020 and 2019, respectively.

Cost of Sales (includes but is not limited to raw materials and total operating expense)

Cost of Sales declined 26.7% during the first nine months of 2020 from the first nine months of 2019. The decline in cost of sales compared to the same period last year was driven by depressed sales volumes, lower feedstock costs and lower operating expenses – primarily natural gas and transportation costs. Benchmark Mount Belvieu natural gasoline feedstock price declined 42% from $1.17 per gallon in the first nine months of 2019 to $0.68 per gallon in the first nine months of 2020. By-product margins were lower compared to the first nine months of 2019. This was primarily due to lower component prices combined with the inability to take full advantage during the the first nine months of 2020 of the product upgrade capability of the Advance Reformer unit due to production rates below minimum threshold required for Advance Reformer unit operation.

The gross margin percentage for the Specialty Petrochemicals segment decreased from 18.3% in the first nine months of 2019 to 16.7% in the first nine months of 2020 driven by fixed cost being spread over lower sales volume.

Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)

Total Operating Expense decreased $4.0 million, or 7.3%, during the first nine months of 2020 from the same period in 2019. Operating expense benefited from lower transportation and natural gas costs.

Capital Expenditures

Capital expenditures in the first nine months of 2020 were approximately $9.1 million compared to $5.0 million in the first nine months of 2019. The first nine months of 2020 included approximately $4.5 million for maintenance and upkeep of our GSPL pipeline which is used to transport our feedstock.

Specialty Waxes Segment

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Product Sales	$18,258	$18,582	$(324)	(1.7)%
Processing	8,981	7,191	1,790	24.9%
Gross Revenue	$27,239	$25,773	$1,466	5.7%

Volume of specialty wax sales (thousand pounds)	27,361	26,486	875	3.3%

Cost of Sales	$25,132	$26,852	$(1,720)	(6.4)%
Gross Margin (Loss)	7.7%	(4.2)%		11.9%
General & Administrative Expense	4,120	3,423	697	20.4%
Depreciation and Amortization*	4,093	4,295	(202)	(4.7)%
Capital Expenditures	$1,242	$1,296	$(54)	(4.2)%
*Includes $4,022 and $4,223 for 2020 and 2019, respectively, which is included in cost of sales

Product Sales

Specialty Wax segment product sales revenue decreased 1.7% during the first nine months of 2020 from the first nine months of 2019. In the first nine months of 2020 demand for our specialty wax products was negatively impacted due to the COVID-19 pandemic. Specialty wax sales volume increased 3.3%, or nearly 0.9 million pounds. In the first nine months of 2019 planned maintenance turnaround at our Pasadena facility, along with outages at multiple wax feed suppliers, constrained specialty wax production and thereby sales volumes. There were no material disruptions to feed supply during the first nine months of 2020. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.

Processing

Processing revenues were $9.0 million in the first nine months of 2020, a 24.9%, or about $1.8 million, increase from the first nine months of 2019. The increase was due to significantly improved operation of the hydrogenation/distillation unit as well as strong revenues from other custom processing customers in the first quarter of 2020.

Cost of Sales

Cost of Sales decreased 6.4%, or nearly $1.7 million, in the first nine months of 2020 compared to the first nine months of 2019. This decrease was driven by lower polyethylene wax feed cost and reduced operating expenses.

General and Administrative

General and administrative expenses increase approximately $0.7 million in the first nine months of 2020 compared to the first nine months of 2019. This increase was driven by bonus accruals and insurance costs.

Depreciation

Depreciation for the first nine months of 2020 was $4.1 million, a $0.2 million decrease from the first nine months of 2019.

Capital Expenditures

Capital Expenditures were approximately $1.2 million in the first nine months of 2020 compared with $1.3 million in the first nine months of 2019.

Corporate Segment

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$6,664	$7,159	$(495)	(6.9)%

General corporate expenses decreased by $0.5 million during the first nine months of 2020 from the first nine months of 2019. The decrease is primarily attributable to lower accounting and consulting fees.

Investment in AMAK - Discontinued Operations

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$455	$(1,093)	$1,548	(141.6)%

Equity in earnings (losses) of AMAK increased during the first nine months of 2020 from the first nine months of 2019. The equity in earnings (losses) were primarily impacted by increased metal prices and reduced production costs during the first nine months of the year.

AMAK Summarized Income Statement

	Nine Months Ended September 30,
	2020	2019
	(thousands of dollars)
Sales	$62,632	$60,873
Cost of sales	53,294	55,804
Gross profit	9,338	5,069
Selling, general, and administrative	8,850	9,102
Operating income (loss)	488	(4,033)
Other income	33	396
Finance and interest expense	(871)	(1,349)
Loss before Zakat and income taxes	(350)	(4,986)
Zakat and income taxes	859	1,332
Net Loss	$(1,209)	$(6,318)

Finance and interest expense	871	1,349
Depreciation and amortization	20,908	23,604
Zakat and income taxes	859	1,332
EBITDA	$21,429	$19,967

Approximately 52,000 dry metric tons (dmt) of copper and zinc concentrate were shipped in the first nine months of 2020 as compared to 49,000 dmt of copper and zinc concentrate in the first nine months of 2019.

We completed the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.

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

Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. For the nine months ended September 30, 2020, there were no significant changes to these policies.

Recent and New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for a summary of recent accounting guidance.

Off Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial statements, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties in the Company's most recent Annual Report on Form 10–K and subsequent reports on Form 10-Q and 8-K are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

ITEM 6. EXHIBITS.

The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: November 4, 2020	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

