Form 10-Q
period 2021-03-31
TRECORA RESOURCES
filed 2021-05-06
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at April 25, 2021: 24,875,432.

Item Number and Description

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$53,026	$55,664
Trade receivables, net	25,929	25,301
Inventories	11,739	12,945
Prepaid expenses and other assets	6,392	9,198
Taxes receivable	2,788	2,788
Total current assets	99,874	105,896

Property, plant and equipment, net	187,923	187,104

Intangible assets, net	12,433	12,893
Lease right-of-use assets, net	9,757	10,528
Mineral properties in the United States	412	412

TOTAL ASSETS	$310,399	$316,833

LIABILITIES
Current Liabilities
Accounts payable	$16,584	$14,447
Accrued liabilities	6,002	6,857
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,219	3,195
Current portion of other liabilities	639	891
Total current liabilities	30,638	29,584

CARES Act, PPP Loans	6,123	6,123
Long-term debt, net of current portion	40,852	41,901
Post-retirement benefit, net of current portion	319	320
Lease liabilities, net of current portion	6,538	7,333
Other liabilities, net of current portion	637	648
Deferred income taxes	25,593	26,517
Total liabilities	110,700	112,426

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock - authorized 40 million shares of $0.10 par value; issued 25.0 million and 24.8 million and outstanding 24.9 million and 24.8 million in 2021 and 2020, respectively	2,490	2,483
Additional paid-in capital	61,692	61,311
Treasury stock, at cost (0.1 million shares)	(692)	—
Retained earnings	135,920	140,324
Total Trecora Resources Stockholders' Equity	199,410	204,118
Non-controlling Interest	289	289
Total equity	199,699	204,407

TOTAL LIABILITIES AND EQUITY	$310,399	$316,833
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$51,565	$57,183
Processing fees	3,020	4,884
	54,585	62,067

OPERATING COSTS AND EXPENSES
Cost of sales and processing (including depreciation and amortization of $4,055 and $3,952, respectively)	52,240	53,989

GROSS PROFIT	2,345	8,078

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	7,332	6,674
Depreciation	226	216
	7,558	6,890

OPERATING INCOME (LOSS)	(5,213)	1,188

OTHER INCOME (EXPENSE)
Interest expense	(302)	(916)
Miscellaneous income (expense), net	110	(62)
	(192)	(978)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,405)	210

INCOME TAX BENEFIT	1,001	5,653

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,404)	5,863

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	4,857

NET INCOME (LOSS)	$(4,404)	$10,720

Basic Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$(0.18)	$0.24
Net income from discontinued operations, net of tax (dollars)	—	0.20
Net income (loss) (dollars)	$(0.18)	$0.44

Basic weighted average number of common shares outstanding	24,861	24,765

Diluted Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$(0.18)	$0.23
Net income from discontinued operations, net of tax (dollars)	—	0.19
Net income (loss) (dollars)	$(0.18)	$0.42

Diluted weighted average number of common shares outstanding	24,861	25,276
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
December 31, 2020	24,833	$2,483	$61,311	$—	$140,324	$204,118	$289	$204,407

Restricted Stock Units
Issued to Directors	—	—	113	—	—	113	—	113
Issued to Employees	—	—	275	—	—	275	—	275
Common Stock
Issued to Employees	61	7	(7)	—	—	—	—	—
Stock Repurchases	—	—	—	(692)	—	(692)	—	(692)
Net Loss	—	—	—	—	(4,404)	(4,404)	—	(4,404)

March 31, 2021	24,894	$2,490	$61,692	$(692)	$135,920	$199,410	$289	$199,699

December 31, 2019	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	94	—	—	94	—	94
Issued to Employees	—	—	259	—	—	259	—	259
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	30	3	(3)	—	—	—	—	—
Net Income	—	—	—	—	10,720	10,720	—	10,720

March 31, 2020	24,780	$2,478	$59,880	$—	$119,869	$182,227	$289	$182,516
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$(4,404)	$10,720
Income from Discontinued Operations	—	4,857
Income (Loss) from Continuing Operations	$(4,404)	$5,863
Adjustments to Reconcile Income (Loss) from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,820	3,492
Amortization of Intangible Assets	461	461
Stock-based Compensation	571	390
Deferred Income Taxes	(924)	10,385
Postretirement Obligation	(6)	10
Amortization of Loan Fees	45	45
(Gain) Loss on Disposal of Assets	(254)	18
Changes in Operating Assets and Liabilities:
Increase in Trade Receivables	(628)	(2,077)
Decrease in Insurance Receivables	—	274
Increase in Taxes Receivable	—	(16,144)
Decrease in Inventories	1,206	5,263
Decrease in Prepaid Expenses and Other Assets	2,803	185
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,282	(3,739)
Decrease in Other Liabilities	(141)	(72)
Net Cash Provided by Operating Activities - Continuing Operations	3,831	4,354
Net Cash Used in Operating Activities - Discontinued Operations	—	(53)
Net Cash Provided by Operating Activities	3,831	4,301
INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(4,781)	(2,065)
Proceeds from Sale of Property, Plant and Equipment	281	—
Net Cash Used in Investing Activities - Continuing Operations	(4,500)	(2,065)
Net Cash Provided by Investing Activities - Discontinued Operations	—	10,163
Net Cash Provided by (Used in) Investing Activities	(4,500)	8,098
FINANCING ACTIVITIES
Repurchase of Common Stock	(692)	—
Net Cash Paid Related to Stock-Based Compensation	(183)	—
Additions to Long-Term Debt	—	20,000
Repayments of Long-Term Debt	(1,094)	(1,094)
Net Cash (Used in) Provided by Financing Activities - Continuing Operations	(1,969)	18,906
NET (DECREASE) INCREASE IN CASH	(2,638)	31,305
CASH AT BEGINNING OF PERIOD	55,664	6,145
CASH AT END OF PERIOD	$53,026	$37,450
Supplemental disclosure of cash flow information:
Cash payments for interest	$257	$870
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$116	$262
Foreign taxes paid by AMAK	$1,054	$—
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
The Company’s specialty petrochemicals operations are primarily conducted through its wholly-owned subsidiary, Texas Oil and Chemical Co. II, Inc. (“TOCCO”). TOCCO owns all of the capital stock of South Hampton Resources, Inc. (“SHR”) and Trecora Chemical, Inc. (“TC”). SHR owns all of the capital stock of Gulf State Pipe Line Company, Inc. (“GSPL”). SHR owns and operates a specialty petrochemicals product facility in Silsbee, Texas which manufactures high purity hydrocarbons used primarily in polyethylene, packaging, polypropylene, expandable polystyrene, poly-iso/urethane foams, Canadian tar sands, and in the catalyst support industry. TC owns and operates a facility located in Pasadena, Texas which manufactures specialty waxes and provides custom processing services. These specialty waxes are used in the production of coatings, hot melt adhesives and lubricants. GSPL owns and operates pipelines that connect the SHR facility to a natural gas line, to SHR’s truck and rail loading terminal and to a major petroleum pipeline owned by an unaffiliated third party.
The Company owns approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which does not conduct any substantial business activity but owns undeveloped properties in the United States.
The Company also previously owned 33% of a Saudi Arabian joint stock company, Al Masane Al Kobra Mining Company (“AMAK”). The final closing of the sale of our ownership interest in AMAK was completed on September 28, 2020. For more information, see Note 5.
For convenience in this report, the terms “Company”, “our”, “us”, “we” or “TREC” may be used to refer to Trecora Resources and its subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Operating results for the three months ended March 31, 2021 are not necessarily indicative of results for the year ending December 31, 2021.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective for us in the first quarter of 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
3. TRADE RECEIVABLES

Trade receivables, net consisted of the following:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
Trade receivables	$26,229	$25,601
Less allowance for doubtful accounts	(300)	(300)
Total trade receivables, net	$25,929	$25,301
Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.
4. INVENTORIES

Inventories consisted of the following:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
Raw material	$1,592	$2,580
Work in process	171	138
Finished products	9,976	10,227
Total inventories	$11,739	$12,945
Inventory serves as collateral for our amended and restated credit agreement. See Note 11.
Inventory included Specialty Petrochemicals products in transit valued at approximately $2.5 million and $3.6 million at March 31, 2021 and December 31, 2020, respectively.
5. INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS
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
As a condition to the effectiveness of the Purchase Agreement, the Purchasers advanced 5% of the purchase price (or approximately $3.5 million) in the form of a non-refundable deposit. Pursuant to the Purchase Agreement, (i) with respect to any Purchaser that completed the purchase of all or a portion of the ordinary shares allotted to it under the Purchase Agreement on or before March 31, 2020, the non-refundable deposit paid by such Purchaser (or a portion of such deposit for a partial closing) was credited toward the purchase price of the ordinary shares being purchased and (ii) with respect to any Purchasers that completed the purchase of all or a portion of their allotted ordinary shares after March 31, 2020 but on or before September 28, 2020, an amount equal to 50% of the non-refundable deposit paid by such Purchasers was forfeited to the Company as liquidated damages and such amount was not applied to the purchase price paid by the applicable Purchaser.
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
In connection with the completion of the Share Sale, the Company and AMAK entered into an agreement whereby AMAK agreed to withhold approximately $2.1 million of the purchase price to pay the Company’s estimated tax obligations in Saudi Arabia. The Company is in the process of finalizing the necessary tax returns in the Kingdom of Saudi Arabia. All foreign taxes paid will create foreign tax credit to offset U.S. taxes. As of March 31, 2021, approximately $1.3 million of foreign taxes has been paid. The remaining funds of approximately $0.8 million withheld by AMAK are included in prepaid expenses and other assets on the Company’s consolidated balance sheets as of March 31, 2021.
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
Included in discontinued operations are the following:

	Three Months Ended March 31,
	2021	2020
	(thousands of dollars)
Saudi administration and transaction expenses	$—	$17
Equity in losses of AMAK	—	(532)
Gain on sale of equity interest	—	6,663
Income from discontinued operations before taxes	—	6,148
Tax expense	—	(1,291)
Income from discontinued operations, net of tax	$—	$4,857
AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986, the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operations and financial position for AMAK are as follows:
Results of Operations

	Three Months Ended March 31,
	2021	2020
	(thousands of dollars)
Sales	$—	$17,937
Cost of sales	—	16,821
Gross profit	—	1,116
Selling, general, and administrative	—	2,680
Operating income (loss)	—	(1,564)
Other income	—	17
Finance and interest expense	—	(531)
Income (loss) before Zakat and income taxes	—	(2,078)
Zakat and income tax (benefit)	—	533
Net Income (Loss)	$—	$(2,611)
Financial Position

	March 31,	December 31,
	2021	2020
	(thousands of dollars)
Current assets	$—	$29,799
Noncurrent assets	—	209,814
Total assets	$—	$239,613

Current liabilities	$—	$40,919
Long term liabilities	—	79,122
Stockholders' equity	—	119,572
	$—	$239,613
The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, is comprised of the following:

	Three Months Ended March 31,
	2021	2020
	(thousands of dollars)
AMAK Net Loss	—	(2,611)

Company's share of loss reported by AMAK	—	(869)	*
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	—	337
Equity in losses of AMAK	—	(532)
* Percentage of Ownership varies during the period.
For additional information, see NOTE 6, “INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2020.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
Prepaid license	$202	$403
Prepaid insurance premiums	2,767	4,241
Spare parts	1,944	2,376
Cash held in escrow by AMAK	823	1,877
Other prepaid expenses and assets	656	301
Total prepaid expenses and other assets	$6,392	$9,198
7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
Platinum catalyst metal	$1,580	$1,580
Catalyst	4,298	4,325
Land	5,428	5,428
Plant, pipeline and equipment	271,960	270,149
Construction in progress	9,335	6,422
Total property, plant and equipment	$292,601	$287,904
Less accumulated depreciation	(104,678)	(100,800)
Total property, plant and equipment, net	$187,923	$187,104
Property, plant and equipment serve as collateral for our amended and restated credit agreement. See Note 11.
Labor capitalized for construction was approximately $0.3 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
Construction in progress during the first three months of 2021 included costs for rebuild and restoration of a distillation tower. Construction in progress during the first three months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC.
Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
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
The Company has no finance leases.

The components of lease expense were as follows:
($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended March 31,
		2021	2020
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,049	$920
Operating lease cost (a)	Selling, general and administrative	34	48
Total lease cost		$1,083	$968
(a) Short-term lease costs were approximately $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2021	December 31, 2020
Assets:
Operating	Operating lease assets	$9,757	$10,528
Total lease right-of-use assets, net		$9,757	$10,528

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,219	$3,195
Noncurrent:
Operating	Operating lease liabilities	6,538	7,333
Total lease liabilities		$9,757	$10,528

	Three Months Ended March 31,
($ in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$903	$947
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$—

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.5	4.3
Weighted-average discount rate:
Operating leases	4.5%	4.5%
Most of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of March 31, 2021, maturities of lease liabilities were as follows:
($ in thousands)	Operating Leases
2021	$2,691
2022	3,273
2023	2,380
2024	1,066
2025	995
Thereafter	118
Total lease payments	$10,523
Less: Interest	766
Total lease obligations	$9,757
9. INTANGIBLE ASSETS, NET
Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:
	March 31, 2021
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,302)	$9,550
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(734)	737
Developed technology	6,131	(3,985)	2,146
Total	$24,548	$(12,115)	$12,433

	December 31, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,022)	$9,830
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(707)	764
Developed technology	6,131	(3,832)	2,299
Total	$24,548	$(11,655)	$12,893
Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
Based on identified intangible assets that are subject to amortization as of March 31, 2021, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	(thousands of dollars)
Customer relationships	$9,550	$843	$1,123	$1,123	1,123	1,123	1,123	$3,092
Licenses and permits	737	74	86	86	86	86	86	233
Developed technology	2,146	460	613	613	460	—	—	—
Total future amortization expense	$12,433	$1,377	$1,822	$1,822	$1,669	$1,209	$1,209	$3,325

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
State taxes	$45	$125
Property taxes	906	—
Payroll	2,104	2,282
Royalties	391	260
Officer compensation	368	1,053
Foreign taxes	—	1,054
AMAK transaction costs	—	559
Other	2,188	1,524
Total accrued liabilities	$6,002	$6,857
11. LIABILITIES AND LONG-TERM DEBT
Senior Secured Credit Facilities
As of March 31, 2021, the Company had no outstanding borrowings under the senior secured revolving credit facility (the “Revolving Facility”) and approximately $45.0 million in borrowings outstanding under the senior secured term loan facility (the “Term Loan Facility”) (and, together with the Revolving Facility, the “Credit Facilities”), in each case, under the Company's amended and restated credit agreement (as amended, the “ARC Agreement”). In addition, the Company had approximately $53 million of availability under our Revolving Facility at March 31, 2021. TOCCO’s ability to make additional borrowings under the Revolving Facility at March 31, 2021 was limited by, and in the future may be limited by, the Company's obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
On May 3, 2021, TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively, the "Guarantors") entered into an Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth Amendment”) which amended the definition of Consolidated EBITDA for any Measurement Period (as defined in the ARC Agreement) (including any Measurement Period containing the quarter ended March 31, 2021) to allow for certain add backs not to exceed $5.0 million in the aggregate for the 2021 fiscal year related to charges, expenses and losses arising from or related to the prolonged period of sub-freezing temperatures and snow across the State of Texas and the region in February 2021 (the “Texas freeze event”).
For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.62 and 1.65 as of March 31, 2021 and December 31, 2020, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 2.13 and 1.80 as of March 31, 2021 and December 31, 2020, respectively.
The maturity date for the ARC Agreement is July 31, 2023. As of March 31, 2021, the year to date effective interest rate for the Credit Facilities was 1.88%. The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of March 31, 2021.
For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS” to the consolidated financial statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
PPP Loans
On May 6, 2020, SHR and TC (collectively, the “Borrowers”) received loan proceeds from loans (the “PPP Loans”) under the United States Small Business Administration Paycheck Protection Program in an aggregate principal amount of approximately $6.1 million. The PPP Loans are evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers fully utilized the PPP Loans to cover payroll and benefits costs in accordance with the relevant terms and conditions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loans mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The Company is currently working on the forgiveness applications and expects to receive full forgiveness of the PPP Loans in accordance with the provisions of the CARES Act.

Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement in July 2018. Unamortized debt issuance costs of approximately $0.4 million and $0.5 million for the periods ended March 31, 2021 and December 31, 2020, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:
	March 31, 2021	December 31, 2020
	(thousands of dollars)
Revolving Facility	$—	$—
Term Loan Facility	45,469	46,563
Loan fees	(423)	(468)
Total long-term debt	45,046	46,095
Less current portion including loan fees	4,194	4,194
Total long-term debt, less current portion including loan fees	$40,852	$41,901
12. COMMITMENTS AND CONTINGENCIES
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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of March 31, 2021 and December 31, 2020, the value of the remaining undelivered feedstock approximated $14.2 million and $9.2 million, respectively.
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
In March 2021, The Company’s Board of Directors authorized the repurchase of up to $20 million in common stock by March 2023 (the “Share Repurchase Program”). The share repurchases will be executed from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law. The timing and amount of any shares of the Company’s stock that are repurchased under the Share Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the Company’s stock price, although the Share Repurchase Program may be suspended or discontinued at any time. In connection with the Share Repurchase Program, the Company deposited funds with a broker to facilitate the repurchases. During the three months ended March 31, 2021, the Company repurchased 87,758 shares for $0.7 million.
14. STOCK-BASED COMPENSATION
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

The Company recognized stock-based compensation expense of approximately $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
Stock Options and Warrant Awards
Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three months ended March 31, 2021 or 2020, respectively.
A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2020	487,000	10.87
Granted	—	—
Exercised	(20,000)	4.09
Forfeited	—	—
Outstanding at March 31, 2021	467,000	11.16	2.6	$—
Expected to vest	—			$—
Exercisable at March 31, 2021	467,000	11.16	2.6	$—
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At March 31, 2021, options to purchase approximately 0.1 million shares of common stock were in-the-money.
Since no options were granted, the weighted average grant-date fair value per share of options granted during the three months ended March 31, 2021 and 2020, respectively, was zero.
The Company has no non-vested outstanding options as of March 31, 2021.
Restricted Stock Unit Awards
Generally, restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted generally vest ratably over 3 years. Certain awards also include vesting provisions based on performance metrics measured over a 3 year period. Upon vesting, the restricted stock units are settled by issuing one share of Company common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2020	567,563	7.39
Granted	265,183	7.12
Forfeited	(74,280)	8.38
Vested	(80,318)	7.21
Outstanding at March 31, 2021	678,148	7.12
Expected to vest	678,148
15. INCOME TAXES
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed review of its procedures and initiated additional requests for information which has been submitted for their review. In February 2020, we received notice from the Internal Revenue Service (“IRS”) regarding the IRS's selection of the Company for an income tax audit for the tax period ending December 31, 2017. We do not expect any material changes related to the federal or Texas audits. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019. As of March 31, 2021 and December 31, 2020, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.
The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation, foreign taxes and a research and development credit for the three months ended March 31, 2021 and 2020. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.
The CARES Act provided stimulus measures to companies impacted by the COVID-19 pandemic, which included the ability to defer payment for employer payroll taxes, utilize net operating loss (“NOL”) carrybacks, increased the limitation on the deductibility of interest expense, technical corrections to allow accelerated tax depreciation on qualified improvement property, as well as allowing qualified business to apply for loans and grants. We have filed carryback claims allowed under these provisions which are included in income tax receivable on the consolidated balance sheets.
In April 2021, we received approximately $2.5 million related to our second and final NOL carryback claims, including approximately $0.1 million of interest income.
16. SEGMENT INFORMATION
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

	Three Months Ended March 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$44,658	$6,907	$—	$—	$51,565
Processing fees	1,254	1,766	—	—	3,020
Total revenues	45,912	8,673	—	—	54,585
Operating income (loss) before depreciation and amortization	2,571	(481)	(3,023)	—	(933)
Operating loss	(231)	(1,957)	(3,025)	—	(5,213)
Loss from continuing operations before taxes	(297)	(1,954)	(3,154)	—	(5,405)
Depreciation and amortization	2,802	1,476	3	—	4,281
Capital expenditures	3,567	1,214	—	—	4,781

	Three Months Ended March 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Product sales	$50,386	$6,797	$—	—	$57,183
Processing fees	1,244	3,640	—	—	4,884
Total revenues	51,630	10,437	—	—	62,067
Operating income (loss) before depreciation and amortization	6,490	1,066	(2,415)	—	5,141
Operating income (loss)	3,872	(262)	(2,422)	—	1,188
Income (loss) from continuing operations before taxes	2,942	(242)	(2,490)	—	210
Depreciation and amortization	2,617	1,328	7	—	3,952
Capital expenditures	1,601	316	—	—	1,917

	March 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	12,433	—	—	12,433
Total assets	285,549	81,194	124,744	(181,088)	310,399

	December 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	12,893	—	—	12,893
Total assets	298,198	83,108	127,260	(191,733)	316,833
17. NET INCOME (LOSS) PER COMMON SHARE
The following tables set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020, respectively.
Net Income (Loss) per Common Share - Continuing Operations

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$(4,404)	24,861	$(0.18)	$5,863	24,765	$0.24
Unvested restricted stock units		—			511
Diluted:
Net income (loss) from continuing operations	$(4,404)	24,861	$(0.18)	$5,863	25,276	$0.23

Net Income (Loss) per Common Share - Discontinued Operations

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from discontinued operations, net of tax	$—	24,861	$—	$4,857	24,765	$0.20
Unvested restricted stock units		—			511
Diluted:
Net income from discontinued operations, net of tax	$—	24,861	$—	$4,857	25,276	$0.19
Net Income (Loss) per Common Share

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(4,404)	24,861	$(0.18)	$10,720	24,765	$0.44
Unvested restricted stock units		—			511
Diluted:
Net income (loss)	$(4,404)	24,861	$(0.18)	$10,720	25,276	$0.42
At March 31, 2021 and 2020, 0.5 million and 0.5 million shares of common stock, respectively, were issuable upon the exercise of options and warrants.
8. RELATED PARTY TRANSACTIONS
In November 2020, Company Director Adam C. Peakes joined Merichem Company as Executive Vice President and Chief Financial Officer. The Company incurred expenses of less than $0.1 million during the three months ended March 31, 2021 and 2020, respectively, for Merichem Company. At March 31, 2021 and December 31, 2020, we had outstanding liabilities payable to Merichem Company of less than $0.1 million and nil, respectively.
19. POST-RETIREMENT OBLIGATIONS
We currently have post-retirement obligations with two former executives. As of March 31, 2021 and December 31, 2020, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.
For additional information, see NOTE 22, “POST-RETIREMENT OBLIGATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2020.

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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events (including the Texas freeze event), health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the PPP Loans or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including, but not limited to, “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, under similar headings in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and other natural disasters such as severe weather events (including the Texas freeze event).
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
The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. These discussions of results reflect the continuing operations of the Company unless otherwise noted.
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
Review of First Quarter 2021 Results
We reported first quarter 2021 net loss from continuing operations of $4.4 million, down from net income from continuing operations of $5.9 million in the first quarter of 2020. During February 2021, a prolonged duration of sub-freezing temperatures and snow resulted in widespread utilities failures and rolling blackouts across the State of Texas and the region. This caused significant disruptions for our suppliers, customers and our own facilities. The Texas freeze event ultimately resulted in higher utility, repair and maintenance costs, as well as loss of sales at both facilities. Cost impacts of the Texas freeze event are estimated to be approximately $1.9 million across the Company, in addition to capital expenditures related to restoration of approximately $1.7 million. Sales volume of our Specialty Petrochemicals products decreased 12.9% in the first quarter of 2021 as compared to the first quarter of 2020. In addition, sales of Specialty Petrochemicals were also generally weaker compared to the same period last year due to the COVID-19 pandemic. Specialty Waxes sales revenue was up 1.6% compared to the first quarter 2020 due to wax feed supply interruptions in the first quarter of 2020.
Adjusted EBITDA from continuing operations was $(0.5) million for the first quarter of 2021, compared with Adjusted EBITDA from continuing operations of $5.5 million in the first quarter of 2020. Adjusted EBITDA from continuing operations decreased due to factors associated with the Texas freeze event in first quarter 2021, as noted above, which increased costs for the Company and our suppliers and also reduced demand for our products through its impact on our customers and their facilities. The Company estimates the impact of the Texas freeze event on Adjusted EBITDA in the first quarter of 2021 to be between $4.5 million and $5.0 million. Adjusted EBITDA from continuing operations is a non-GAAP financial measure. See below for additional information about this measure and a reconciliation to the most directly comparable GAAP financial measure.
COVID-19 Pandemic
The continued global impact of COVID-19 has resulted in various emergency measures to curb the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis. Our guiding principle is, and has always been, the protection of our people and the communities in which we work, as well as maintaining the overall integrity of our assets. While our essential plant personnel remain on-site, many of our other employees continue to work remotely and socially distanced when in our offices. We are continuing to follow the orders and guidance of federal, state, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we work. As an organization, we adopted social distancing behaviors early, executed the necessary changes to enable all possible job duties to be performed remotely and rapidly identified and executed the necessary adjustments to support optimal productivity for all remote workers.
To date, our plants have continued to operate as normal with regard to COVID-19, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020 as updated through August 18, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
The COVID-19 pandemic continues to have an impact on our business, results of operations, financial position and liquidity for the first quarter of 2021. In comparison to the same period in 2020, in the first quarter we continued to see reduced demand for our products and services which we attribute to the economic slowdown caused by the COVID-19 pandemic as well as to the Texas freeze event in February. This weakened demand may continue throughout 2021, and could spread more broadly to our other end markets.
Our management will continue to actively monitor the impact of the global pandemic on our business, results of operations, financial condition, liquidity, suppliers, industry, investments, and workforce. We do not currently anticipate any material impairments, with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our condensed consolidated financial statements.
On March 27, 2020, the CARES Act was signed into law to address the economic impact of the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and includes further relief and stimulus provisions to address economic concerns related to the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law and provides further economic relief and stimulus to deal with the economic impact of the COVID-19 pandemic. We continue to monitor any effects that may result from these Acts and other similar legislation or actions on our Company.
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

	Three Months Ended March 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$205	$(1,954)	$(2,655)	$(4,404)
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations	$205	$(1,954)	$(2,655)	$(4,404)
Interest expense	302	—	—	302
Income tax benefit	(486)	—	(515)	(1,001)
Depreciation and amortization	200	23	3	226
Depreciation and amortization in cost of sales	2,602	1,452	—	4,054
EBITDA from continuing operations	$2,823	$(479)	$(3,167)	$(823)
Stock-based compensation	—	—	571	571
Gain on disposal of assets	(254)	—	—	(254)
Adjusted EBITDA from continuing operations	$2,569	$(479)	$(2,596)	$(506)

	Three Months Ended March 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income	$4,596	$1,214	$4,910	$10,720
Income from discontinued operations, net of tax	—	—	4,857	4,857
Income from continuing operations	$4,596	$1,214	$53	$5,863
Interest expense	915	—	1	916
Income tax benefit	(1,654)	(1,456)	(2,543)	(5,653)
Depreciation and amortization	186	24	6	216
Depreciation and amortization in cost of sales	2,431	1,305	—	3,736
EBITDA from continuing operations	$6,474	$1,087	$(2,483)	$5,078
Stock-based compensation	—	—	390	390
(Gain) loss on disposal of assets	(1)	17	—	16
Adjusted EBITDA from continuing operations	$6,473	$1,104	$(2,093)	$5,484
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	March 31, 2021	December 31, 2020	March 31, 2020
Days sales outstanding in accounts receivable	42.8	40.0	41.6
Days sales outstanding in inventory	19.4	20.5	12.3
Days sales outstanding in accounts payable	27.3	22.9	14.8
Days of working capital	34.8	37.7	39.1
Our days sales outstanding in accounts receivable at March 31, 2021 was 42.8 days compared to 40 days at December 31, 2020. The increase was driven by higher selling prices during the first quarter of 2021. Our days sales outstanding in inventory decreased by approximately 1.1 days from December 31, 2020, driven primarily by lower production and the need to meet customer demands utilizing existing inventory. Our days sales outstanding in accounts payable increased primarily due to significant payables to our utilities suppliers driven by sharply higher rates for utilities in February 2021 due to the Texas freeze event. Since days of working capital is calculated using the above three metrics, it decreased for the aforementioned reasons discussed.
Our cash balance at March 31, 2021 was $53.0 million.
The change in cash is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$3,831	$4,301
Investing activities	(4,500)	8,098
Financing activities	(1,969)	18,906
Increase (decrease) in cash	$(2,638)	$31,305
Cash	$53,026	$37,450

Operating Activities
Cash provided by operating activities totaled $3.8 million for the first three months of 2021, $0.5 million lower than the corresponding period in 2020. For the first three months of 2021, net income decreased by approximately $15.1 million as compared to the corresponding period in 2020. Major non-cash items affecting income in the first three months of 2021 included changes in depreciation and amortization of $4.3 million, deferred taxes of $(0.9) million, and stock-based compensation of $0.6 million. Major non-cash items affecting income in the first three months of 2020 included changes in depreciation and amortization of $4.0 million, deferred taxes of $10.4 million and stock-based compensation of $0.4 million.
Additional factors leading to the decrease in cash provided by operating activities included:
•Trade receivables increased approximately $0.6 million, primarily due to increases in selling prices. We do not expect any collection issues at this time.
•Inventories decreased approximately $1.2 million driven by planned reduction of inventory due to the successful turnaround at SHR combined with maintenance of customer demand through existing inventory during the Texas freeze event.
•Prepaid and other assets decreased $2.8 million primarily related to the payment of our foreign tax liability and amortization of our prepaid insurance for the quarter.
•Accounts payable and accrued liabilities increased $1.3 million primarily due to significant payables to our utilities suppliers driven by sharply higher rates for utilities in February 2021 due to the Texas freeze event.
Investing Activities
Cash used in investing activities during the first three months of 2021 was approximately $4.5 million, representing a decrease of approximately $12.6 million from the corresponding period of 2020. The primary outflow of the funds used in investing activities was additions and the rebuild and restoration of property, plant and equipment of approximately $4.8 million offset by proceeds from the sale of assets.
Financing Activities
Cash used in financing activities during the first three months of 2021 was approximately $2.0 million versus cash provided by financing activities of $18.9 million during the corresponding period of 2020. In the first quarter of 2021, we made a mandatory payment of $1.1 million on our Term Loan Facility and repurchased shares of our common stock under our Share Repurchase Program. During the first three months of 2020, we borrowed $20.0 million under the Revolving Facility for working capital purposes, offset by a mandatory payment on our Term Loan Facility.
Anticipated Cash Needs
As of March 31, 2021, we have approximately $53.0 million in cash, combined with an available balance on our Revolving Facility of approximately $53 million. As a result, we believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC Agreement.
Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020

Specialty Petrochemicals Segment

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$44,658	$50,386	$(5,728)	(11.4)%
Processing	1,254	1,244	10	0.8%
Gross Revenue	$45,912	$51,630	$(5,718)	(11.1)%

Volume of Sales (gallons)
Specialty Petrochemicals Products	17,201	19,741	(2,540)	(12.9)%
Prime Product Sales	14,675	16,218	(1,543)	(9.5)%
By-product Sales	2,526	3,523	(997)	(28.3)%

Cost of Sales	$42,869	$44,796	(1,927)	(4.3)%
Gross Margin	6.6%	13.2%		(6.6)%
Total Operating Expense*	20,357	16,740	3,617	21.6%
Natural Gas Expense*	2,976	927	2,049	221.0%
Operating Labor Costs*	3,348	4,005	(657)	(16.4)%
Transportation Costs*	4,606	4,887	(281)	(5.7)%
General & Administrative Expense	3,074	2,776	298	10.7%
Depreciation and Amortization**	2,802	2,617	185	7.1%
Capital Expenditures	3,567	1,601	1,966	122.8%
* Included in cost of sales
**Includes $2,602 and $2,431 for 2021 and 2020, respectively, which is included in operating expense
Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment decreased for the first quarter 2021 compared to the first quarter 2020 by 11.1%, primarily due to lower sales volumes for prime products and by-products which were impacted by the Texas freeze event in February 2021 as well as continued impact of the COVID-19 pandemic.
Product Sales
Specialty Petrochemicals segment product sales declined approximately 11.4% for the first quarter 2021 compared to the first quarter 2020. Prime products sales volume declined approximately 1.5 million gallons, or 9.5%, from the first quarter 2020 due to the Texas freeze event which resulted in widespread utilities failures and rolling blackouts across the state and region. This caused significant disruptions for our suppliers, customers and our own facilities. In addition, sales were also generally weaker compared to the same period last year due to the continued impact of the COVID-19 pandemic. By-product sales volumes in first quarter 2021 declined 28.3% compared to the first quarter 2020. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 17.8% of total Specialty Petrochemicals volume in the first quarter for 2021 compared to 22.8% in the first quarter 2020. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were $1.3 million in the first quarter 2021 compared to $1.2 million for the first quarter 2020.
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
Cost of sales declined by 4.3% for the first quarter 2021 compared to the first quarter 2020. The decline in cost of sales compared to the same period last year was driven by depressed sales volumes, offset by higher natural gas costs associated with the Texas freeze event. Benchmark Mont Belvieu natural gasoline feedstock price increased by 42% from $0.93 per gallon in first quarter 2020 to $1.33 per gallon in the first quarter 2021. Despite the increase in feedstock costs, our margins for prime products were relatively flat in the first quarter of 2021 compared to first quarter of 2020. By-product margins were higher compared to the first quarter of 2020. This was primarily due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment decreased from 13.2% for the first quarter of 2020 to 6.6% in the first quarter of 2021, primarily because of increased operating costs.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $3.6 million, or 21.6%, for the first quarter 2021 compared to the same period in 2020, primarily due to higher natural gas costs and repair and maintenance costs associated with the Texas freeze event. Capital expenditures primarily relate to restoration costs associated with freezing weather in February 2021.
Capital Expenditures
Capital expenditures in the first quarter 2021 were approximately $3.6 million compared to $1.6 million in the first quarter of 2020. First quarter 2021 capital expenditures included approximately $0.8 million for rebuild and repair of a distillation tower, approximately $0.6 million for restoration costs associated with the damage to pipes and other plant equipment due to the Texas freeze event and approximately $0.8 million of continued work on the GSPL pipe line.
Specialty Waxes Segment

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$6,907	$6,797	$110	1.6%
Processing	1,766	3,640	(1,874)	(51.5)%
Gross Revenue	$8,673	$10,437	$(1,764)	(16.9)%

Volume of specialty wax sales (thousand pounds)	8,826	10,174	(1,348)	(13.2)%

Cost of Sales	$9,321	$9,193	$128	1.4%
Gross Margin (Loss)	(7.5)%	11.9%		(19.4)%
General & Administrative Expense	1,235	1,483	(248)	(16.7)%
Depreciation and Amortization*	1,476	1,328	148	11.1%
Capital Expenditures	$1,214	$316	$898	284.2%
*Includes $1,452 and $1,524 for 2021 and 2020, respectively, which is included in cost of sales
Product Sales
Product sales revenue for the Specialty Waxes segment increased by 1.6% for the first quarter of 2021 compared to the first quarter of 2020 due to higher selling prices. Specialty wax sales volume decreased nearly 1.3 million pounds in the first quarter of 2021 compared to the first quarter of 2020. Despite utilizing existing inventories, wax sales volumes in the first quarter of 2021 were depressed due to extended disruptions to feed supply and production limitations at our Pasadena facility resulting from the Texas freeze event. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $1.8 million for the first quarter 2021, a $1.9 million decrease compared to the first quarter 2020, driven by lower demand resulting from the Texas freeze event in February 2021 and the resulting impacts on our customers.
Cost of sales
Cost of sales increased by 1.4%, or approximately $0.1 million, in the first quarter 2021 compared to the first quarter 2020. A reduction in force was completed in the first quarter of 2021 to improve the overall cost structure for the Specialty Waxes segment.

Depreciation
Depreciation for the first quarter 2021 was $1.5 million, a $0.1 million increase compared to the first quarter of 2020.
Capital Expenditures
Capital Expenditures were approximately $1.2 million in the first quarter 2021 compared to $0.3 million in the first quarter of 2020. Capital expenditures primarily relate to restoration costs associated with the damage to pipes and other plant equipment due to the Texas freeze event in February 2021.
Corporate Segment

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$3,023	$2,415	$608	25.2%
Corporate expenses increased $0.6 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to increases in consulting and insurance costs.
Investment in AMAK - Discontinued Operations

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$—	$(532)	$532	100.0%
Equity in earnings (losses) of AMAK include amortization of the difference between the Company's investment in AMAK and the Company's share of net assets of AMAK.
We completed the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.
Contractual Obligations
Our contractual obligations are summarized in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no other material changes to the contractual obligation amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. For the three months ended March 31, 2021, there were no significant changes to these policies.
Recent and New Accounting Standards
See Note 2 for a summary of recent accounting guidance.

Off Balance Sheet Arrangements
As of March 31, 2021, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial statements, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosure about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10–K for the year ended December 31, 2020. There have been no material changes in the Company's exposure to market risk from the disclosure included in such report.
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
(b)Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Readers of this Quarterly Report on Form 10–Q should carefully consider the risks described in the Company's other reports and filings filed with or furnished to the SEC, including the Company's prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company's financial position, results of operations and cash flows.
The risks and uncertainties in the Company's most recent Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
Please see the below table for information regarding repurchases of the Company’s common stock made by the Company during the period covered by this report.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	26,721	$7.11	—	$—
March 1, 2021 - March 31, 2021	833	$8.01	87,758	$19,307,708
Total	27,554	$7.14	87,758	$19,307,708

(1) Represents shares of our common stock withheld for satisfaction of tax liabilities of a holder of restricted shares. The value of such shares was calculated based on the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date when the withholding was made.

(2) Represents shares of our common stock purchased on the open market pursuant to the Share Repurchase Program. The value of such shares was calculated based on the average purchase price of our common stock on the NYSE at the time the purchase was made. On March 1, 2021, the Company announced a repurchase program for up to $20 million of the Company's common stock, which will expire in March 2023. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law, including through a 10b5-1 Plan. The Company is not obligated to acquire any specific number of shares of our common stock under the Share Repurchase Program, which may be suspended for periods or discontinued at any time. The timing and the amount of any shares to be repurchased will be determined by management based on an evaluation of market conditions and other factors, including the Company’s stock price.

ITEM 6. EXHIBITS.
The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement.

Exhibit Number	Description
10.1+*	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based)
10.2+*	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based)
10.3+*	Retirement Agreement, dated as of April 19, 2021, between Trecora Resources and John R. Townsend
10.4*
Eighth Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2021, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer

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

TRECORA RESOURCES

Dated: May 6, 2021	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

