Form 10-Q
period 2021-06-30
TRECORA RESOURCES
filed 2021-08-05
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at July 23, 2021: 24,394,405.

Item Number and Description

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$39,125	$55,664
Trade receivables, net	34,210	25,301
Inventories	15,640	12,945
Prepaid expenses and other assets	5,094	9,198
Taxes receivable	286	2,788
Total current assets	94,355	105,896

Property, plant and equipment, net	188,109	187,104

Intangible assets, net	11,972	12,893
Lease right-of-use assets, net	8,962	10,528
Mineral properties in the United States	412	412

TOTAL ASSETS	$303,810	$316,833

LIABILITIES
Current Liabilities
Accounts payable	$11,488	$14,447
Accrued liabilities	7,388	6,857
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,244	3,195
Current portion of CARES Act, PPP Loans	6,123	—
Current portion of other liabilities	569	891
Total current liabilities	33,006	29,584

CARES Act, PPP Loans, net of current portion	—	6,123
Long-term debt, net of current portion	39,804	41,901
Post-retirement benefit, net of current portion	316	320
Lease liabilities, net of current portion	5,718	7,333
Other liabilities, net of current portion	626	648
Deferred income taxes	26,241	26,517
Total liabilities	105,711	112,426

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock - authorized 40 million shares of $0.10 par value; issued 24.4 million and 24.8 million and outstanding 23.8 million and 24.8 million in 2021 and 2020, respectively	2,497	2,483
Additional paid-in capital	62,138	61,311
Treasury stock, at cost (0.6 million shares)	(5,000)	—
Retained earnings	138,175	140,324
Total Trecora Resources Stockholders' Equity	197,810	204,118
Non-controlling Interest	289	289
Total equity	198,099	204,407

TOTAL LIABILITIES AND EQUITY	$303,810	$316,833
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$64,660	$36,707	$116,225	$93,890
Processing fees	4,189	3,967	7,209	8,851
	68,849	40,674	123,434	102,741

OPERATING COSTS AND EXPENSES
Cost of sales and processing (including depreciation and amortization of $4,082, $3,750, $8,137 and $7,486, respectively)	57,828	34,507	110,068	88,496

GROSS PROFIT	11,021	6,167	13,366	14,245

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	7,673	6,289	15,005	12,963
Depreciation	226	212	452	428
	7,899	6,501	15,457	13,391

OPERATING INCOME (LOSS)	3,122	(334)	(2,091)	854

OTHER INCOME (EXPENSE)
Interest expense	(297)	(735)	(599)	(1,651)
Miscellaneous income, net	133	68	243	6
	(164)	(667)	(356)	(1,645)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,958	(1,001)	(2,447)	(791)

INCOME TAX (EXPENSE) BENEFIT	(703)	(858)	298	4,795

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,255	(1,859)	(2,149)	4,004

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2)	—	4,855

NET INCOME (LOSS)	$2,255	$(1,861)	$(2,149)	$8,859

Basic Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$0.09	$(0.07)	$(0.09)	$0.16
Net income from discontinued operations, net of tax (dollars)	—	—	—	0.20
Net income (loss) (dollars)	$0.09	$(0.07)	$(0.09)	$0.36

Basic weighted average number of common shares outstanding	24,485	24,802	24,673	24,784

Diluted Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$0.09	$(0.07)	$(0.09)	$0.16
Net income from discontinued operations, net of tax (dollars)	—	—	—	0.19
Net income (loss) (dollars)	$0.09	$(0.07)	$(0.09)	$0.35

Diluted weighted average number of common shares outstanding	25,097	24,802	24,673	25,327
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
March 31, 2021	24,894	$2,490	$61,692	$(692)	$135,920	$199,410	$289	$199,699

Restricted Stock Units
Issued to Directors	—	—	59	—	—	59	—	59
Issued to Employees	—	—	394	—	—	394	—	394
Common Stock
Issued to Directors	71	7	(7)	—	—	—	—	—
Issued to Employees	8	—	—	—	—	—	—	—
Stock Repurchases	—	—	—	(4,308)	—	(4,308)	—	(4,308)
Net Income	—	—	—	—	2,255	2,255	—	2,255

June 30, 2021	24,973	$2,497	$62,138	$(5,000)	$138,175	$197,810	$289	$198,099

March 31, 2020	24,780	$2,478	$59,880	$—	$119,869	$182,227	$289	$182,516

Restricted Stock Units
Issued to Directors	—	—	101	—	—	101	—	101
Issued to Employees	—	—	409	—	—	409	—	409
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	9	1	(1)	—	—	—	—	—
Net Loss	—	—	—	—	(1,861)	(1,861)	—	(1,861)

June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2021	24,833	$2,483	$61,311	$—	$140,324	$204,118	$289	$204,407

Restricted Stock Units
Issued to Directors	—	—	171	—	—	171	—	171
Issued to Employees	—	—	670	—	—	670	—	670
Common Stock
Issued to Directors	68	7	(7)	—	—	—	—	—
Issued to Employees	72	7	(7)	—	—	—	—	—
Stock Repurchases	—	—	—	(5,000)	—	(5,000)	—	(5,000)
Net Loss	—	—	—	—	(2,149)	(2,149)	—	(2,149)

June 30, 2021	24,973	$2,497	$62,138	$(5,000)	$138,175	$197,810	$289	$198,099

January 1, 2020	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	195	—	—	195	—	195
Issued to Employees	—	—	668	—	—	668	—	668
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	39	4	(4)	—	—	—	—	—
Net Income	—	—	—	—	8,859	8,859	—	8,859

June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$(2,149)	$8,859
Income from Discontinued Operations	—	4,855
Income (Loss) from Continuing Operations	$(2,149)	$4,004
Adjustments to Reconcile Income (Loss) from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,668	6,993
Amortization of Intangible Assets	921	921
Stock-based Compensation	1,123	933
Deferred Income Taxes	(276)	11,109
Postretirement Obligation	(13)	5
Amortization of Loan Fees	91	91
(Gain) Loss on Disposal of Assets	(292)	18
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(8,909)	6,080
Decrease in Insurance Receivables	—	1,148
(Increase) Decrease in Taxes Receivable	2,502	(15,726)
(Increase) Decrease in Inventories	(2,695)	6,029
Decrease in Prepaid Expenses and Other Assets	4,101	536
Decrease in Accounts Payable and Accrued Liabilities	(2,428)	(1,765)
(Increase) Decrease in Other Liabilities	(141)	456
Net Cash (Used in) Provided by Operating Activities - Continuing Operations	(497)	20,831
Net Cash Used in Operating Activities - Discontinued Operations	—	(276)
Net Cash (Used in) Provided by Operating Activities	(497)	20,555
INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(8,664)	(7,851)
Proceeds from Sale of Property, Plant and Equipment	92	—
Net Cash Used in Investing Activities - Continuing Operations	(8,572)	(7,851)
Net Cash Provided by Investing Activities - Discontinued Operations	—	10,163
Net Cash Provided by (Used in) Investing Activities	(8,572)	2,312
FINANCING ACTIVITIES
Repurchase of Common Stock	(5,000)	—
Net Cash Paid Related to Stock-Based Compensation	(282)	(71)
Additions to CARES Act, PPP Loans	—	6,123
Additions to Long-Term Debt	—	20,000
Repayments of Long-Term Debt	(2,188)	(25,187)
Net Cash (Used in) Provided by Financing Activities - Continuing Operations	(7,470)	865
NET (DECREASE) INCREASE IN CASH	(16,539)	23,732
CASH AT BEGINNING OF PERIOD	55,664	6,145
CASH AT END OF PERIOD	$39,125	$29,877
Supplemental disclosure of cash flow information:
Cash payments for interest	$470	$1,560
Cash payments for taxes, net of refunds	$(2,140)	$—
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$193	$521
Foreign taxes paid by AMAK	$1,054	$—
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
Operating results for the six months ended June 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021.
We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States and all long-lived assets owned are located in the United States.
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
3. TRADE RECEIVABLES

Trade receivables, net consisted of the following:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
Trade receivables	$34,510	$25,601
Less allowance for doubtful accounts	(300)	(300)
Total trade receivables, net	$34,210	$25,301
Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.
4. INVENTORIES

Inventories consisted of the following:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
Raw material	$2,713	$2,580
Work in process	181	138
Finished products	12,746	10,227
Total inventories	$15,640	$12,945
Inventory serves as collateral for our amended and restated credit agreement. See Note 11.
Inventory included Specialty Petrochemicals products in transit valued at approximately $3.8 million and $3.6 million at June 30, 2021 and December 31, 2020, respectively.
5. INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS
On September 28, 2020, the Company completed the final closing of the sale of its ownership interest in AMAK (the “Share Sale”) to AMAK and certain existing shareholders of AMAK and their assignees (collectively, the “Purchasers”). The Share Sale was completed in multiple closings pursuant to a Share Sale and Purchase Agreement, dated September 22, 2019 (which we refer to herein as the “Purchase Agreement”), among the Company, AMAK, and other Purchasers and resulted in aggregate gross proceeds to the Company of Saudi Riyals (“SAR”) 265 million (approximately $70 million) (before taxes and expenses).
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
In connection with the completion of the Share Sale, the Company and AMAK entered into an agreement whereby AMAK agreed to withhold approximately $2.1 million of the purchase price to pay the Company’s estimated tax obligations in Saudi Arabia. The Company finalized the necessary tax returns in the Kingdom of Saudi Arabia and paid approximately $1.3 million in foreign taxes. All foreign taxes paid will create a foreign tax credit to offset U.S. taxes. The Company is currently in the process of obtaining the the remaining funds of approximately $0.8 million withheld by AMAK. These amounts are included in prepaid expenses and other assets on the Company's consolidated balance sheets as of June 30, 2021.
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
As the sale of the Company's interest in AMAK was completed as of September 28, 2020, there is no applicable 2021 financial information to present and it is thereby omitted for comparison purposes.
Included in discontinued operations for 2020 are the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(thousands of dollars)
Saudi administration (income) expenses	$(97)	$(114)
Equity in (earnings) losses of AMAK	(306)	226
Gain on sale of equity interest	—	(6,663)
Income from discontinued operations before taxes	(403)	(6,551)
Tax expense	405	1,696
(Income) loss from discontinued operations, net of tax	$2	$(4,855)
AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986, the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operations and financial position for 2020 for AMAK are as follows:
Results of Operations

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(thousands of dollars)
Sales	$20,752	$38,689
Cost of sales	17,829	34,650
Gross profit	2,923	4,039
Selling, general, and administrative	2,362	5,042
Operating income (loss)	561	(1,003)
Other income	—	17
Finance and interest expense	(103)	(634)
Income (loss) before Zakat and income taxes	458	(1,620)
Zakat and income tax (benefit)	566	1,099
Net Income (Loss)	$(108)	$(2,719)
Financial Position

December 31, 2020
(thousands of dollars)
Current assets	$29,799
Noncurrent assets	209,814
Total assets	$239,613

Current liabilities	$40,919
Long term liabilities	79,122
Stockholders' equity	119,572
$239,613
The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the condensed consolidated statements of operations for the three and six months ended June 30, 2020, is comprised of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(thousands of dollars)
AMAK Net Loss	(108)	(2,719)

Company's share of loss reported by AMAK*	(429)	(824)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	674
Equity in losses of AMAK	(92)	(150)
* Percentage of Ownership varies during the period.
For additional information, see NOTE 6, “INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2020.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
Prepaid license	$—	$403
Prepaid insurance premiums	1,355	4,241
Spare parts	2,366	2,376
Cash held in escrow by AMAK	823	1,877
Other prepaid expenses and assets	550	301
Total prepaid expenses and other assets	$5,094	$9,198
7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
Platinum catalyst metal	$1,553	$1,580
Catalyst	4,325	4,325
Land	5,428	5,428
Plant, pipeline and equipment	276,223	270,149
Construction in progress	9,041	6,422
Total property, plant and equipment	$296,570	$287,904
Less accumulated depreciation	(108,461)	(100,800)
Total property, plant and equipment, net	$188,109	$187,104
Property, plant and equipment serve as collateral for our amended and restated credit agreement. See Note 11.
Labor capitalized for construction was approximately $0.1 million and $0.1 million for the three months and $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
Construction in progress during the first six months of 2021 included costs for rebuild and restoration of a distillation tower. Construction in progress during the first six months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC.
Amortization relating to the catalyst, which is included in cost of sales, was approximately $0.2 million and $0.2 million for the three months and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
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
The Company has no finance leases.

The components of lease expense were as follows:
($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,059	$987	$2,108	$1,922
Operating lease cost (a)	Selling, general and administrative	34	34	68	68
Total lease cost		$1,093	$1,021	$2,176	$1,990
(a) Short-term lease costs were approximately $0.2 million and $0.1 million for the three months and $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2021	December 31, 2020
Assets:
Operating	Operating lease assets	$8,962	$10,528
Total lease right-of-use assets, net		$8,962	$10,528

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,244	$3,195
Noncurrent:
Operating	Operating lease liabilities	5,718	7,333
Total lease liabilities		$8,962	$10,528

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$900	$933	$1,803	$1,881
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$20	$—

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.3	4.1
Weighted-average discount rate:
Operating leases	4.5%	4.5%
Most of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of June 30, 2021, maturities of lease liabilities were as follows:
($ in thousands)	Operating Leases
2021	$1,791
2022	3,273
2023	2,380
2024	1,066
2025	995
Thereafter	119
Total lease payments	$9,624
Less: Interest	662
Total lease obligations	$8,962
9. INTANGIBLE ASSETS, NET
Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:
	June 30, 2021
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,584)	$9,268
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(760)	711
Developed technology	6,131	(4,138)	1,993
Total	$24,548	$(12,576)	$11,972

	December 31, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,022)	$9,830
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(707)	764
Developed technology	6,131	(3,832)	2,299
Total	$24,548	$(11,655)	$12,893
Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months and $0.9 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
Based on identified intangible assets that are subject to amortization as of June 30, 2021, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	(thousands of dollars)
Customer relationships	$9,268	$561	$1,123	$1,123	1,123	1,123	1,123	$3,092
Licenses and permits	711	48	86	86	86	86	86	233
Developed technology	1,993	307	613	613	460	—	—	—
Total future amortization expense	$11,972	$916	$1,822	$1,822	$1,669	$1,209	$1,209	$3,325

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
State taxes	$107	$125
Property taxes	1,772	—
Payroll	1,615	2,282
Royalties	526	260
Officer compensation	766	1,053
AMAK foreign taxes and transaction costs	—	1,613
Other	2,602	1,524
Total accrued liabilities	$7,388	$6,857
11. LIABILITIES AND LONG-TERM DEBT
Senior Secured Credit Facilities
As of June 30, 2021, the Company had no outstanding borrowings under the senior secured revolving credit facility (the “Revolving Facility”) and approximately $44.0 million in borrowings outstanding under the senior secured term loan facility (the “Term Loan Facility”) (and, together with the Revolving Facility, the “Credit Facilities”), in each case, under the Company's amended and restated credit agreement (as amended, the “ARC Agreement”). In addition, the Company had approximately $72 million of availability under our Revolving Facility at June 30, 2021. TOCCO’s ability to make additional borrowings under the Revolving Facility at June 30, 2021 was limited by, and in the future may be limited by, the Company's obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
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
For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.34 and 1.62 as of June 30, 2021 and March 31, 2021, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 3.07 and 2.13 as of June 30, 2021 and December 31, 2020, respectively.
The maturity date for the ARC Agreement is July 31, 2023. As of June 30, 2021, the year to date effective interest rate for the Credit Facilities was 1.87%. The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of June 30, 2021.
For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS” to the consolidated financial statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
PPP Loans
On May 6, 2020, SHR and TC (collectively, the “Borrowers”) received loan proceeds from loans (the “PPP Loans”) under the United States Small Business Administration Paycheck Protection Program in an aggregate principal amount of approximately $6.1 million. The PPP Loans are evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers fully utilized the PPP Loans to cover payroll and benefits costs in accordance with the relevant terms and conditions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loans mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The Company filed a forgiveness application for SHR on June 30, 2021 and, subsequent to the end of the quarter, filed a forgiveness application for TC on July 26, 2021. The Company expects to receive full forgiveness of the PPP Loans in accordance with the provisions of the CARES Act.

Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement in July 2018. Unamortized debt issuance costs of approximately $0.4 million and $0.5 million for the periods ended June 30, 2021 and December 31, 2020, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:
	June 30, 2021	December 31, 2020
	(thousands of dollars)
Revolving Facility	$—	$—
Term Loan Facility	44,375	46,563
Loan fees	(377)	(468)
Total long-term debt	43,998	46,095
Less current portion including loan fees	4,194	4,194
Total long-term debt, less current portion including loan fees	$39,804	$41,901
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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of June 30, 2021 and December 31, 2020, the value of the remaining undelivered feedstock approximated $17.0 million and $9.2 million, respectively.
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.4 million and $0.6 million for the three months and $0.4 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.3 million and $0.3 million for the three months and $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
In March 2021, The Company’s Board of Directors authorized the repurchase of up to $20 million in common stock by March 2023 (the “Share Repurchase Program”). The share repurchases will be executed from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law. The timing and amount of any shares of the Company’s stock that are repurchased under the Share Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the Company’s stock price, although the Share Repurchase Program may be suspended or discontinued at any time. In connection with the Share Repurchase Program, the Company deposited funds with a broker to facilitate the repurchases. The Company repurchased 545,515 shares for approximately $4.3 million during the three months and 633,273 shares for approximately $5.0 million during the six months ended June 30, 2021, respectively.
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
The Company recognized stock-based compensation expense of approximately $0.6 million and $0.5 million for the three months and $1.1 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
Stock Options and Warrant Awards
Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or six months ended June 30, 2021 or 2020, respectively.
A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2021	487,000	10.87
Granted	—	—
Exercised	(20,000)	4.09
Forfeited	—	—
Outstanding at June 30, 2021	467,000	11.16	2.4	$—
Expected to vest	—			$—
Exercisable at June 30, 2021	467,000	11.16	2.4	$—
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At June 30, 2021, options to purchase approximately 0.1 million shares of common stock were in-the-money.
Since no options were granted, the weighted average grant-date fair value per share of options granted during the three or six months ended June 30, 2021 and 2020, respectively, was zero.
The Company has no non-vested outstanding options as of June 30, 2021.
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

A summary of the status of the Company's restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2020	567,563	7.39
Granted	337,443	7.30
Forfeited	(121,448)	7.98
Vested	(172,114)	7.65
Outstanding at June 30, 2021	611,444	7.40
Expected to vest	611,444
15. INCOME TAXES
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed review of its procedures and initiated additional requests for information which has been submitted for their review. In February 2020, we received notice from the Internal Revenue Service (“IRS”) regarding the IRS's selection of the Company for an income tax audit for the tax period ending December 31, 2017. The IRS concluded its audit without change. We do not expect any material changes related to the Texas audits. Our federal and Texas tax returns remain open for examination for the years 2016 through 2019. As of June 30, 2021 and December 31, 2020, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.
The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of state tax expense, stock based compensation, foreign taxes and a research and development credit for the six months ended June 30, 2021 and 2020. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.
The CARES Act provided stimulus measures to companies impacted by the COVID-19 pandemic, which included the ability to defer payment for employer payroll taxes, utilize net operating loss (“NOL”) carrybacks, increased the limitation on the deductibility of interest expense, technical corrections to allow accelerated tax depreciation on qualified improvement property, as well as allowing qualified business to apply for loans and grants. We filed carryback claims allowed under these provisions and have collected all amounts, including interest. The remaining approximately $2.5 million related to our second and final NOL carryback claims, including approximately $0.1 million of interest income, was received in April 2021.
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

	Three Months Ended June 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$57,763	$6,897	$—	$64,660
Processing fees	1,527	2,662	—	4,189
Total revenues	59,290	9,559	—	68,849
Operating income (loss) before depreciation and amortization	9,741	1,321	(3,997)	7,065
Operating income (loss)	6,955	(198)	(3,635)	3,122
Income (loss) from continuing operations before taxes	6,709	(184)	(3,567)	2,958
Depreciation and amortization	2,787	1,518	3	4,308
Capital expenditures	3,692	191	—	3,883

	Three Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$31,236	$5,471	$—	$36,707
Processing fees	1,159	2,808	—	3,967
Total revenues	32,395	8,279	—	40,674
Operating income (loss) before depreciation and amortization	4,974	854	(2,199)	3,629
Operating income (loss)	2,354	(485)	(2,203)	(334)
Income (loss) from continuing operations before taxes	1,648	(445)	(2,204)	(1,001)
Depreciation and amortization	2,621	1,338	3	3,962
Capital expenditures	5,382	285	—	5,667

	Six Months Ended June 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$102,421	$13,804	$—	$116,225
Processing fees	2,781	4,428	—	7,209
Total revenues	105,202	18,232	—	123,434
Operating income (loss) before depreciation and amortization	12,312	840	(7,020)	6,132
Operating income (loss)	6,724	(2,155)	(6,660)	(2,091)
Income (loss) from continuing operations before taxes	6,412	(2,138)	(6,721)	(2,447)
Depreciation and amortization	5,589	2,994	6	8,589
Capital expenditures	7,259	1,405	—	8,664

	Six Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$81,622	$12,268	$—	$93,890
Processing fees	2,403	6,448	—	8,851
Total revenues	84,025	18,716	—	102,741
Operating income (loss) before depreciation and amortization	11,464	1,920	(4,615)	8,769
Operating income (loss)	6,226	(747)	(4,625)	854
Income (loss) from continuing operations before taxes	4,590	(687)	(4,694)	(791)
Depreciation and amortization	5,238	2,666	10	7,914
Capital expenditures	6,983	601	—	7,584

	June 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	11,972	—	—	11,972
Total assets	295,425	81,622	119,877	(193,114)	303,810

	December 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	12,893	—	—	12,893
Total assets	298,198	83,108	127,260	(191,733)	316,833
17. NET INCOME (LOSS) PER COMMON SHARE
The following tables set forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020, respectively.
Net Income (Loss) per Common Share - Continuing Operations

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$2,255	24,485	$0.09	$(1,859)	24,802	$(0.07)
Unvested restricted stock units		612			—
Diluted:
Net income (loss) from continuing operations	$2,255	25,097	$0.09	$(1,859)	24,802	$(0.07)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$(2,149)	24,673	$(0.09)	$4,004	24,784	$0.16
Unvested restricted stock units		—			543
Diluted:
Net income (loss) from continuing operations	$(2,149)	24,673	$(0.09)	$4,004	25,327	$0.16

Net Income (Loss) per Common Share - Discontinued Operations

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from discontinued operations, net of tax	$—	24,485	$—	$(2)	24,802	$—
Unvested restricted stock units		612			—
Diluted:
Net income (loss) from discontinued operations, net of tax	$—	25,097	$—	$(2)	24,802	$—

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from discontinued operations, net of tax	$—	24,673	$—	$4,855	24,784	$0.20
Unvested restricted stock units		—			543
Diluted:
Net income from discontinued operations, net of tax	$—	24,673	$—	$4,855	25,327	$0.19
Net Income (Loss) per Common Share

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$2,255	24,485	$0.09	$(1,861)	24,802	$(0.07)
Unvested restricted stock units		612			—
Diluted:
Net income (loss)	$2,255	25,097	$0.09	$(1,861)	24,802	$(0.07)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(2,149)	24,673	$(0.09)	$8,859	24,784	$0.36
Unvested restricted stock units		—			543
Diluted:
Net income (loss)	$(2,149)	24,673	$(0.09)	$8,859	25,327	$0.35
At June 30, 2021 and 2020, 0.5 million and 0.5 million shares of common stock, respectively, were issuable upon the exercise of options and warrants.

18. RELATED PARTY TRANSACTIONS
In November 2020, Company Director Adam C. Peakes joined Merichem Company as Executive Vice President and Chief Financial Officer. The Company incurred expenses of less than $0.1 million during the three and six months ended June 30, 2021 and 2020, respectively, for Merichem Company. At June 30, 2021 and December 31, 2020, we had outstanding liabilities payable to Merichem Company of less than $0.1 million and nil, respectively.
19. POST-RETIREMENT OBLIGATIONS
We currently have post-retirement obligations with two former executives. As of June 30, 2021 and December 31, 2020, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.
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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events (such as the Texas freeze event), health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions and dispositions, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the PPP Loans or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including, but not limited to, “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, under similar headings in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and other natural disasters such as severe weather events.
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
Review of Second Quarter 2021 Results
We reported second quarter 2021 net income from continuing operations of approximately $2.3 million, up from net loss from continuing operations of $1.9 million in the second quarter of 2020. Sales volume of our Specialty Petrochemicals products increased 30.2% in the second quarter of 2021 as compared to the second quarter of 2020. Specialty Waxes sales revenue was up 26.1% compared to the second quarter 2020. Second quarter 2021 results improved due the economic recovery and stronger demand from our end-use markets. Second quarter 2020 results were generally weaker due to the emerging impact of the COVID-19 pandemic on end-use markets and our customers.
Adjusted EBITDA from continuing operations was $8.1 million for the second quarter of 2021, compared with Adjusted EBITDA from continuing operations of $4.2 million in the second quarter of 2020. Adjusted EBITDA from continuing operations increased due to increased sales volumes and selling prices. Additionally, the second quarter of 2021 was favorably impacted by approximately $1.4 million related to a settlement with a utility provider for costs related to the Texas freeze event in the first quarter. The second quarter of 2020 was impacted by the emergence of the COVID-19 pandemic. See below for additional information about this measure and a reconciliation to the most directly comparable GAAP financial measure.
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
To date, our plants have continued to operate normally with regard to COVID-19, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020 as updated through August 18, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, have not been subject to closure in the locations where we operate. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
While we have seen recovery in our business and the economy as a whole, the continuing COVID-19 pandemic may negatively impact demand throughout 2021, and could spread more broadly to our other end markets.
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
We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations plus share-based compensation and plus or minus gains or losses on disposal of assets.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	Three Months Ended June 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$5,286	$(183)	$(2,848)	$2,255
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations	$5,286	$(183)	$(2,848)	$2,255
Interest expense	297	—	—	297
Income tax expense (benefit)	1,406	—	(703)	703
Depreciation and amortization	200	23	3	226
Depreciation and amortization in cost of sales	2,586	1,496	—	4,082
EBITDA from continuing operations	$9,775	$1,336	$(3,548)	$7,563
Stock-based compensation	—	—	552	552
Gain on disposal of assets	(38)	—	—	(38)
Adjusted EBITDA from continuing operations	$9,737	$1,336	$(2,996)	$8,077

	Three Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$1,393	$(332)	$(2,922)	$(1,861)
Loss from discontinued operations, net of tax	—	—	(2)	(2)
Income (loss) from continuing operations	$1,393	$(332)	$(2,920)	$(1,859)
Interest (income) expense	736	—	(1)	735
Income tax expense (benefit)	255	(113)	716	858
Depreciation and amortization	185	23	4	212
Depreciation and amortization in cost of sales	2,436	1,314	—	3,750
EBITDA from continuing operations	$5,005	$892	$(2,201)	$3,696
Stock-based compensation	—	—	543	543
Gain on disposal of assets	(7)	—	—	(7)
Adjusted EBITDA from continuing operations	$4,998	$892	$(1,658)	$4,232

	Six Months Ended June 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$5,491	$(2,137)	$(5,503)	$(2,149)
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations	$5,491	$(2,137)	$(5,503)	$(2,149)
Interest expense	599	—	—	599
Income tax expense (benefit)	920	—	(1,218)	(298)
Depreciation and amortization	400	46	6	452
Depreciation and amortization in cost of sales	5,189	2,948	—	8,137
EBITDA from continuing operations	$12,599	$857	$(6,715)	$6,741
Stock-based compensation	—	—	1,123	1,123
Gain on disposal of assets	(292)	—	—	(292)
Adjusted EBITDA from continuing operations	$12,307	$857	$(5,592)	$7,572

	Six Months Ended June 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$5,989	$882	$1,988	$8,859
Income from discontinued operations, net of tax	—	—	4,855	4,855
Income (loss) from continuing operations	$5,989	$882	$(2,867)	$4,004
Interest expense	1,651	—	—	1,651
Income tax benefit	(1,399)	(1,569)	(1,827)	(4,795)
Depreciation and amortization	371	47	10	428
Depreciation and amortization in cost of sales	4,867	2,619	—	7,486
EBITDA from continuing operations	$11,479	$1,979	$(4,684)	$8,774
Stock-based compensation	—	—	933	933
(Gain) loss on disposal of assets	(8)	17	—	9
Adjusted EBITDA from continuing operations	$11,471	$1,996	$(3,751)	$9,716
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	June 30, 2021	December 31, 2020	June 30, 2020
Days sales outstanding in accounts receivable	45.2	40.0	45.3
Days sales outstanding in inventory	20.7	20.5	17.0
Days sales outstanding in accounts payable	15.2	22.9	24.7
Days of working capital	50.7	37.7	37.6
Our days sales outstanding in accounts receivable at June 30, 2021 was 45.2 days compared to 40 days at December 31, 2020. The increase was driven by higher sales volumes during the second quarter of 2021. Our days sales outstanding in inventory increased by approximately 0.2 days from December 31, 2020. Our days sales outstanding in accounts payable decreased due to the payment of accrued accounts payable at December 31, 2020, primarily related to maintenance spending and certain feedstock payables. In addition, as our sales have increased since the end of last year, our days sales outstanding in accounts payable have decreased. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons.
Our cash balance at June 30, 2021 was $39.1 million as compared to $55.7 million at December 31, 2020.

The change in cash is summarized as follows:	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$(497)	$20,555
Investing activities	(8,572)	2,312
Financing activities	(7,470)	865
Increase (decrease) in cash	$(16,539)	$23,732
Cash	$39,125	$29,877
Operating Activities
Cash used in operating activities totaled $0.5 million for the first six months of 2021, $21.1 million lower than the corresponding period in 2020. For the first six months of 2021, net income decreased approximately $11.0 million as compared to the corresponding period in 2020, driven primarily by the non-recurrence of the benefit of monetizing deferred taxes in 2020 under the CARES Act. Major non-cash items affecting income in the first six months of 2021 included the impact of depreciation and amortization of $8.6 million and stock-based compensation of $1.1 million. Major non-cash items affecting income in the first six months of 2020 included the impact of depreciation and amortization of $7.9 million, deferred taxes of $11.1 million and stock-based compensation of $0.9 million.
Additional factors leading to the decrease in cash provided by operating activities included:
•Trade receivables increased approximately $8.9 million, primarily due to increases in sales volumes. We do not expect any collection issues at this time.
•Inventories increased approximately $2.7 million driven primarily by the increase in feedstock prices.
•Prepaid and other assets decreased $4.1 million primarily related to the payment of our foreign tax liability and regular amortization of our prepaid insurance.
•Accounts payable and accrued liabilities decreased $2.4 million primarily due to the payment of significant payables to our utilities suppliers in the first quarter of 2021 driven by sharply higher rates for utilities in February 2021 due to the Texas freeze event.
•The above items were offset by a decrease in taxes receivable of $2.5 million as we collected the remaining NOL carryback claims under the CARES Act.
Investing Activities
Cash used in investing activities during the first six months of 2021 was approximately $8.6 million, representing a decrease of approximately $10.9 million from the corresponding period of 2020. The primary outflow of the funds used in investing activities during the first six months of 2021 were additions to property, plant and equipment and the rebuild and restoration of property, plant and equipment associated with the Texas freeze event in February 2021 of approximately $8.7 million. The primary source of the funds provided by investing activities during the first six months of 2020 was $10.2 million of proceeds, net of the deposit previously paid, received in connection with the sale of our ownership interest in AMAK discussed in Note 5.
Financing Activities
Cash used in financing activities during the first six months of 2021 was approximately $7.5 million versus cash provided by financing activities of $0.9 million during the corresponding period of 2020. During the first six months of 2021, we made mandatory payments totaling $2.2 million on our Term Loan Facility and repurchased approximately $5.0 million of shares of our common stock under our Share Repurchase Program. During the first six months of 2020, we drew $20.0 million under the Revolving Facility as a precaution in light of the uncertainty caused by the COVID-19 pandemic. We also received PPP Loans of $6.1 million to maintain the continuity of our workforce, including maintaining compensation and benefits. In light of improving liquidity and business conditions, we repaid our outstanding balance on our Revolving Facility of $23 million at the end of the second quarter of 2020. We also made mandatory payments totaling $2.2 million on our Term Loan Facility.
Anticipated Cash Needs
As of June 30, 2021, we have approximately $39.1 million in cash, combined with an available balance on our Revolving Facility of approximately $72 million. As a result, we believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC Agreement in both the short-term (i.e., the next 12 months) and the long-term (i.e. beyond the next 12 months).
Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020

Specialty Petrochemicals Segment	Three Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$57,763	$31,236	$26,527	84.9%
Processing	1,527	1,159	368	31.8%
Gross Revenue	$59,290	$32,395	$26,895	83.0%

Volume of Sales (gallons)
Specialty Petrochemicals Products	19,975	15,343	4,632	30.2%
Prime Product Sales	16,862	13,090	3,772	28.8%
By-product Sales	3,113	2,253	860	38.2%

Cost of Sales	$49,206	$27,126	22,080	81.4%
Gross Margin	17.0%	16.3%		0.7%
Total Operating Expense*	17,538	16,160	1,378	8.5%
Natural Gas Expense*	(107)	685	(792)	(115.6)%
Operating Labor Costs*	3,434	3,932	(498)	(12.7)%
Transportation Costs*	6,098	4,890	1,208	24.7%
General & Administrative Expense	2,929	2,730	199	7.3%
Depreciation and Amortization**	2,787	2,621	166	6.3%
Capital Expenditures	3,692	5,382	(1,690)	(31.4)%
* Included in cost of sales
**Includes $2,586 and $2,435 for 2021 and 2020, respectively, which is included in operating expense
Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment increased for the second quarter 2021 compared to the second quarter 2020 by 83.0%, primarily due to higher sales volumes and higher selling prices for prime products and by-products which were previously impacted by the emergence of the COVID-19 pandemic in the second quarter of 2020.
Product Sales
Specialty Petrochemicals segment product sales increased approximately 84.9% for the second quarter 2021 compared to the second quarter 2020. Prime products sales volume increased approximately 3.8 million gallons, or 28.8%, from the second quarter 2020, driven mainly by the increase in economic activity including strong demand from many of our end-use markets. By-product sales volumes in second quarter 2021 increased 38.2% compared to the second quarter 2020. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. While foreign sales volumes increased in the second quarter of 2021 compared to the same period in 2020, the increase in volumes was largely driven by sales to domestic customers. Foreign sales volume decreased to 19.4% of total Specialty Petrochemicals volume in the second quarter for 2021 compared to 22.8% in the second quarter 2020. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were $1.5 million in the second quarter 2021 compared to $1.2 million for the second quarter 2020 due to new custom processing projects.
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

Cost of sales increased 81.4% for the second quarter 2021 compared to the second quarter 2020. The increase in cost of sales compared to the same period last year was driven by significantly higher sales volumes and increased feedstock prices. Benchmark Mont Belvieu natural gasoline feedstock price increased by 244% from $0.42 per gallon in second quarter 2020 to $1.46 per gallon in the second quarter 2021. Despite the increase in feedstock costs, our gross margin was relatively flat in the second quarter of 2021 compared to second quarter of 2020. By-product margins were higher compared to the second quarter of 2020. This was due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment increased slightly from 16.3% for the second quarter of 2020 to 17.0% in the second quarter of 2021.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $1.4 million, or 8.5%, for the second quarter 2021 compared to the same period in 2020, primarily due to higher transportation costs. Operating expense was favorably impacted by approximately $1.4 million related to a settlement with a utility provider for costs related to the Texas freeze event in the first quarter of 2021.
Capital Expenditures
Capital expenditures in the second quarter 2021 were approximately $3.7 million compared to $5.4 million in the second quarter of 2020. Second quarter 2021 capital expenditures included approximately $1.5 million for maintenance and upkeep of our GSPL pipeline which is used to transport our feedstock, $0.2 million for rebuild and repair of a distillation tower, and approximately $0.2 million for restoration costs for one of our storage tanks.

Specialty Waxes Segment	Three Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$6,897	$5,471	$1,426	26.1%
Processing	2,662	2,808	(146)	(5.2)%
Gross Revenue	$9,559	$8,279	$1,280	15.5%

Volume of specialty wax sales (thousand pounds)	8,799	8,366	433	5.2%

Cost of Sales	$8,672	$7,381	$1,291	17.5%
Gross Margin (Loss)	9.3%	10.8%		(1.5)%
General & Administrative Expense	1,112	1,359	(247)	(18.2)%
Depreciation and Amortization*	1,518	1,338	180	13.5%
Capital Expenditures	$191	$285	$(94)	(33.0)%
*Includes $2,948 and $1,314 for 2021 and 2020, respectively, which is included in cost of sales
Product Sales
Product sales revenue for the Specialty Waxes segment increased by 26.1% for the second quarter of 2021 compared to the second quarter of 2020 due to higher volumes and selling prices. Average selling prices for our specialty waxes increased more than 20% as compared to the same period last year. Specialty wax sales volume increased 0.4 million pounds in the second quarter of 2021 compared to the second quarter of 2020. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $2.7 million for the second quarter 2021, a $0.1 million decrease compared to the second quarter 2020, driven by continued lower demand resulting from the Texas freeze event in February 2021 and the resulting impacts on our customers offset by revenues from new projects.
Cost of sales
Cost of sales increased by 17.5%, or approximately $1.3 million, in the second quarter 2021 compared to the second quarter 2020. This increase was driven by higher polyethylene wax feed cost and higher purchase prices as well as increased utility charges. A reduction in force was completed in the first quarter of 2021 to improve the overall cost structure for the Specialty Waxes segment.

Depreciation
Depreciation for the second quarter 2021 was $1.5 million, a $0.2 million increase compared to the second quarter of 2020.
Capital Expenditures
Capital Expenditures were approximately $0.2 million in the second quarter 2021 compared to $0.3 million in the second quarter of 2020.

Corporate Segment	Three Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$3,144	$2,200	$944	42.9%
Corporate expenses increased $0.9 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to increases in consulting and insurance costs.

Investment in AMAK - Discontinued Operations	Three Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$—	$306	$(306)	100.0%
Equity in earnings (losses) of AMAK decreased due to the completion of the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.
Results of Operations
Comparison of Six Months Ended June 30, 2021 and 2020

Specialty Petrochemicals Segment	Six Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$102,421	$81,622	$20,799	25.5%
Processing	2,781	2,403	378	15.7%
Gross Revenue	$105,202	$84,025	$21,177	25.2%

Volume of Sales (gallons)
Specialty Petrochemicals Products	37,175	35,084	2,091	6.0%
Prime Product Sales	31,537	29,309	2,228	7.6%
By-product Sales	5,638	5,775	(137)	(2.4)%

Cost of Sales	$92,075	$71,922	20,153	28.0%
Gross Margin	12.5%	14.4%		(1.9)%
Total Operating Expense*	37,895	32,900	4,995	15.2%
Natural Gas Expense*	2,869	1,612	1,257	78.0%
Operating Labor Costs*	6,782	7,937	(1,155)	(14.6)%
Transportation Costs*	10,704	9,777	927	9.5%
General & Administrative Expense	6,003	5,506	497	9.0%
Depreciation and Amortization**	5,589	5,238	351	6.7%
Capital Expenditures	7,259	6,983	276	4.0%
* Included in cost of sales
**Includes $5,189 and $4,867 for 2021 and 2020, respectively, which is included in operating expense

Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment increased during the first half of 2021 from the first half of 2020 by 25.2% primarily due to higher sales volumes for prime products and byproducts. An increase in average selling prices resulting from an increase in feedstock costs also contributed to the higher revenues.
Product Sales
Specialty Petrochemicals segment product sales increase approximately 25.5% during the first half of 2021 from the first half of 2020 primarily as a result of higher sales volumes and higher selling prices driven by formula based pricing. Prime products sales volume increased approximately 2.2 million gallons or 7.6% from the first half of 2020 due to higher demand. Sales in the first half of 2020 were generally weaker as a result of the impact of the emerging COVID-19 pandemic. By-product sales volumes in the first half of 2021 declined 2.4% compared to the first half of 2020. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 18.7% of total Specialty Petrochemicals volume in the first half of 2021 from 21.9% in the first half of 2020. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were approximately $2.8 million and $2.4 million for the first half of 2021 and 2020, respectively.
Cost of Sales (includes but is not limited to raw materials and total operating expense)
Cost of Sales increased 28.0% during the first half of 2021 from the first half of 2020. The increase in cost of sales compared to the same period last year was driven by higher sales volumes, higher feedstock costs and higher operating expenses – primarily natural gas and transportation costs. Benchmark Mount Belvieu natural gasoline feedstock price increased 105% from $0.68 per gallon in the first half of 2020 to $1.39 per gallon in the first half of 2021. By-product margins were higher compared to the first half of 2020. This was due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment decreased from 14.4% in the first half of 2020 to 12.5% in the first half of 2021.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $5.0 million, or 15.2%, during the first half of 2021 from the same period in 2020. Operating expenses were impacted by higher natural gas and transportation costs.
Capital Expenditures
Capital expenditures in the first half of 2021 were approximately $7.3 million compared to $7.0 million in the first half of 2020. The first half of 2021 included approximately $2.3 million for maintenance and upkeep of our GSPL pipeline which is used to transport our feedstock.

Specialty Waxes Segment	Six Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$13,804	$12,268	$1,536	12.5%
Processing	4,428	6,448	(2,020)	(31.3)%
Gross Revenue	$18,232	$18,716	$(484)	(2.6)%

Volume of specialty wax sales (thousand pounds)	17,625	18,540	(915)	(4.9)%

Cost of Sales	$17,993	$16,574	$1,419	8.6%
Gross Margin (Loss)	1.3%	11.4%		(10.1)%
General & Administrative Expense	2,347	2,842	(495)	(17.4)%
Depreciation and Amortization*	2,994	2,666	328	12.3%
Capital Expenditures	$1,405	$601	$804	133.8%
*Includes $1,452 and $2,619 for 2021 and 2020, respectively, which is included in cost of sales

Product Sales
Specialty Wax segment product sales revenue increased approximately $1.5 million, or 12.5%, during the first half of 2021 from the first half of 2020. Product sales revenue increased as we were successful in increasing selling prices for our specialty waxes in excess of increases in wax feed costs. Specialty wax sales volume decreased 4.9%, or nearly 0.9 million pounds, while average selling prices increased due to higher wax pricing and a change in mix of sales to domestic versus export customers. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $4.4 million in the first half of 2021, a decrease of 31.3% from the first half of 2020, or about $2.0 million. The decrease was primarily due to the continuing pandemic along with the impact of the Texas freeze event in February 2021.
Cost of Sales
Cost of Sales increased 8.6%, or nearly $1.4 million, in the first half of 2021 compared to the first half of 2020. This increase was driven by higher polyethylene wax feed cost and higher purchase prices as well as increased utility charges related to the Texas freeze event.
General and Administrative
General and administrative expenses decreased approximately $0.5 million in the first half of 2021 compared to the first half of 2020.
Depreciation
Depreciation for the first half of 2021 was $3.0 million, a $0.3 million increase from the first half of 2020.
Capital Expenditures
Capital Expenditures were approximately $1.4 million in the first half of 2021 compared with $0.6 million in the first half of 2020. Capital expenditures primarily relate to restoration costs associated with the damage to pipes and other plant equipment due to the Texas freeze event in February 2021.

Corporate Segment	Six Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$6,167	$4,615	$1,552	33.6%
General corporate expenses increased by $1.6 million during the first half of 2021 from the first half of 2020. The increase is primarily attributable to higher consulting and insurance costs.

Investment in AMAK - Discontinued Operations	Six Months Ended June 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Equity in earnings (losses) of AMAK	$—	$(226)	$226	(100.0)%
Equity in earnings (losses) of AMAK decreased due to the completion of the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.

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
Critical Accounting Policies and Estimates
Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. For the six months ended June 30, 2021, there were no significant changes to these policies.
Recent and New Accounting Standards
See Note 2 for a summary of recent accounting guidance.
Off Balance Sheet Arrangements
As of June 30, 2021, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial statements, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
(b)Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2021 - April 30, 2021	—	$—	278,028	$17,126,980
May 1, 2021 - May 31, 2021	7,950	$8.01	240,400	$15,223,008
June 1, 2021 - June 30, 2021	—	$—	27,087	$15,000,008
Total	7,950	$8.01	545,515	$15,000,008

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
10.1+
Retirement Agreement, dated as of April 19, 2021, between Trecora Resources and John R. Townsend (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.2
Eighth Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2021, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

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

TRECORA RESOURCES

Dated: August 5, 2021	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

