Form 10-Q
period 2021-09-30
TRECORA RESOURCES
filed 2021-11-04
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

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

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at October 22, 2021: 24,402,392.

Item Number and Description

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$44,403	$55,664
Trade receivables, net	31,958	25,301
Inventories	15,619	12,945
Prepaid expenses and other assets	6,643	9,198
Taxes receivable	945	2,788
Total current assets	99,568	105,896

Property, plant and equipment, net	187,567	187,104

Intangible assets, net	11,512	12,893
Lease right-of-use assets, net	8,746	10,528
Mineral properties in the United States	412	412

TOTAL ASSETS	$307,805	$316,833

LIABILITIES
Current Liabilities
Accounts payable	$12,686	$14,447
Accrued liabilities	11,044	6,857
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,302	3,195
Current portion of CARES Act, PPP Loans	3,935	—
Current portion of other liabilities	542	891
Total current liabilities	35,703	29,584

CARES Act, PPP Loans, net of current portion	—	6,123
Long-term debt, net of current portion	38,755	41,901
Post-retirement benefit, net of current portion	312	320
Lease liabilities, net of current portion	5,444	7,333
Other liabilities, net of current portion	617	648
Deferred income taxes	26,420	26,517
Total liabilities	107,251	112,426

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock - authorized 40 million shares of $0.10 par value; issued 25.0 million and 24.8 million and outstanding 24.4 million and 24.8 million in 2021 and 2020, respectively	2,497	2,483
Additional paid-in capital	62,710	61,311
Treasury stock, at cost (0.6 million shares)	(5,000)	—
Retained earnings	140,058	140,324
Total Trecora Resources Stockholders' Equity	200,265	204,118
Non-controlling Interest	289	289
Total equity	200,554	204,407

TOTAL LIABILITIES AND EQUITY	$307,805	$316,833
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$70,422	$43,570	$186,647	$137,460
Processing fees	4,215	4,177	11,424	13,028
	74,637	47,747	198,071	150,488

OPERATING COSTS AND EXPENSES
Cost of sales and processing (including depreciation and amortization of $4,180, $3,887, $12,317 and $11,373, respectively)	65,663	39,290	175,731	127,786

GROSS PROFIT	8,974	8,457	22,340	22,702

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	8,923	5,766	23,928	18,729
Depreciation	218	209	670	637
	9,141	5,975	24,598	19,366

OPERATING INCOME (LOSS)	(167)	2,482	(2,258)	3,336

OTHER INCOME (EXPENSE)
Interest expense	(319)	(508)	(918)	(2,159)
Gain on extinguishment of debt	2,188	—	2,188	—
Miscellaneous income, net	(30)	(13)	213	(7)
	1,839	(521)	1,483	(2,166)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,672	1,961	(775)	1,170

INCOME TAX (EXPENSE) BENEFIT	211	(853)	509	3,942

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,883	1,108	(266)	5,112

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	21,324	—	26,179

NET INCOME (LOSS)	$1,883	$22,432	$(266)	$31,291

Basic Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$0.08	$0.04	$(0.01)	$0.21
Net income from discontinued operations, net of tax (dollars)	—	0.86	—	1.06
Net income (loss) (dollars)	$0.08	$0.90	$(0.01)	$1.27

Basic weighted average number of common shares outstanding	24,341	24,817	24,562	24,795

Diluted Earnings (Loss) per Common Share
Net income (loss) from continuing operations (dollars)	$0.08	$0.04	$(0.01)	$0.20
Net income from discontinued operations, net of tax (dollars)	—	0.84	—	1.04
Net income (loss) (dollars)	$0.08	$0.88	$(0.01)	$1.24

Diluted weighted average number of common shares outstanding	24,952	25,394	24,562	25,179
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
June 30, 2021	24,973	$2,497	$62,138	$(5,000)	$138,175	$197,810	$289	$198,099

Restricted Stock Units
Issued to Directors	—	—	439	—	—	439	—	439
Issued to Employees	—	—	133	—	—	133	—	133
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Stock Repurchases	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	1,883	1,883	—	1,883

September 30, 2021	24,973	$2,497	$62,710	$(5,000)	$140,058	$200,265	$289	$200,554

June 30, 2020	24,817	$2,482	$60,386	$—	$118,008	$180,876	$289	$181,165

Restricted Stock Units
Issued to Directors	—	—	113	—	—	113	—	113
Issued to Employees	—	—	376	—	—	376	—	376
Common Stock
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	22,432	22,432	—	22,432

September 30, 2020	24,817	$2,482	$60,875	$—	$140,440	$203,797	$289	$204,086
See notes to consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
January 1, 2021	24,833	$2,483	$61,311	$—	$140,324	$204,118	$289	$204,407

Restricted Stock Units
Issued to Directors	—	—	304	—	—	304	—	304
Issued to Employees	—	—	1,109	—	—	1,109	—	1,109
Common Stock
Issued to Directors	68	7	(7)	—	—	—	—	—
Issued to Employees	72	7	(7)	—	—	—	—	—
Stock Repurchases	—	—	—	(5,000)	—	(5,000)	—	(5,000)
Net Loss	—	—	—	—	(266)	(266)	—	(266)

September 30, 2021	24,973	$2,497	$62,710	$(5,000)	$140,058	$200,265	$289	$200,554

January 1, 2020	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted Stock Units
Issued to Directors	—	—	308	—	—	308	—	308
Issued to Employees	—	—	1,044	—	—	1,044	—	1,044
Common Stock
Issued to Directors	28	3	(3)	—	—	—	—	—
Issued to Employees	39	4	(4)	—	—	—	—	—
Net Income	—	—	—	—	31,291	31,291	—	31,291

September 30, 2020	24,817	$2,482	$60,875	$—	$140,440	$203,797	$289	$204,086

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$(266)	$31,291
Income from Discontinued Operations	—	26,179
Income (Loss) from Continuing Operations	$(266)	$5,112
Adjustments to Reconcile Income (Loss) from Continuing Operations To Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,604	10,629
Amortization of Intangible Assets	1,382	1,382
Stock-based Compensation	1,695	1,423
Deferred Income Taxes	(96)	14,168
Postretirement Obligation	(22)	(1)
Bad Debt Expense	—	(1)
Amortization of Loan Fees	136	136
(Gain) Loss on Disposal of Assets	(280)	9
Gain on Extinguishment of Debt	(2,188)	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(6,657)	3,665
Decrease in Insurance Receivables	—	1,148
(Increase) Decrease in Taxes Receivable	1,843	(16,675)
(Increase) Decrease in Inventories	(2,674)	2,514
(Increase) Decrease in Prepaid Expenses and Other Assets	2,554	(1,370)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,426	(950)
Increase (Decrease) in Other Liabilities	(141)	510
Net Cash Provided by Operating Activities - Continuing Operations	9,316	21,699
Net Cash Used in Operating Activities - Discontinued Operations	—	(4,124)
Net Cash Provided by Operating Activities	9,316	17,575
INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(12,295)	(10,309)
Proceeds from Sale of Property, Plant and Equipment	281	150
Net Cash Used in Investing Activities - Continuing Operations	(12,014)	(10,159)
Net Cash Provided by Investing Activities - Discontinued Operations	—	68,530
Net Cash Provided by (Used in) Investing Activities	(12,014)	58,371
FINANCING ACTIVITIES
Repurchase of Common Stock	(5,000)	—
Net Cash Paid Related to Stock-Based Compensation	(282)	(71)
Additions to CARES Act, PPP Loans	—	6,123
Additions to Long-Term Debt	—	20,000
Repayments of Long-Term Debt	(3,281)	(56,281)
Net Cash Used in Financing Activities - Continuing Operations	(8,563)	(30,229)
NET (DECREASE) INCREASE IN CASH	(11,261)	45,717
CASH AT BEGINNING OF PERIOD	55,664	6,145
CASH AT END OF PERIOD	$44,403	$51,862
Supplemental disclosure of cash flow information:
Cash payments for interest	$744	$2,023
Cash payments for taxes, net of refunds	$(2,140)	$3,000
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$225	$690
Foreign taxes paid by AMAK	$1,054	$240
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
Operating results for the nine months ended September 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021.
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
3. TRADE RECEIVABLES

Trade receivables, net consisted of the following:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
Trade receivables	$32,258	$25,601
Less allowance for doubtful accounts	(300)	(300)
Total trade receivables, net	$31,958	$25,301
Trade receivables serve as collateral for our amended and restated credit agreement. See Note 11.
4. INVENTORIES

Inventories consisted of the following:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
Raw material	$1,928	$2,580
Work in process	187	138
Finished products	13,504	10,227
Total inventories	$15,619	$12,945
Inventory serves as collateral for our amended and restated credit agreement. See Note 11.
Inventory included Specialty Petrochemicals products in transit valued at approximately $4.0 million and $3.6 million at September 30, 2021 and December 31, 2020, respectively.
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
During the third quarter of 2020, the Company completed additional closings of the Share Sale with respect to its remaining ownership interest in AMAK. In connection with these closings, the Company sold a total of 22,467,422 ordinary shares for aggregate gross proceeds (before taxes and transaction expenses) of SAR 224 million (or approximately $59.9 million) (inclusive of $1.5 million which constituted 50% of the non-refundable deposits previously paid by certain Purchasers). As none of the third quarter 2020 closings were completed prior to March 31, 2020, the remaining portion of the initial deposits (approximately $1.5 million) were forfeited to the Company as liquidated damages and were not applied to the purchase price. These amounts were included in income from discontinued operations, net of tax. The Company recorded a foreign tax payable of approximately $1.1 million related to the third quarter 2020 closings which were subsequently paid in the first quarter of 2021.
In connection with the completion of the Share Sale, the Company and AMAK entered into an agreement whereby AMAK agreed to withhold approximately $2.1 million of the purchase price to pay the Company’s estimated tax obligations in Saudi Arabia. The Company finalized the necessary tax returns in the Kingdom of Saudi Arabia and paid approximately $1.3 million in foreign taxes. All foreign taxes paid created a foreign tax credit to offset U.S. taxes. The Company collected the remaining excess funds of approximately $0.8 million in August 2021.
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
Included in discontinued operations for 2020 are the following:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(thousands of dollars)
Saudi administration and transaction expenses	$(2,605)	$(2,490)
Equity in earnings of AMAK	682	455
Gain on sale of equity interest	28,510	35,173
Income from discontinued operations before taxes	26,587	33,138
Tax expense	(5,263)	(6,959)
Income from discontinued operations, net of tax	$21,324	$26,179
AMAK's financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986, the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.

The summarized results of operations and financial position for 2020 for AMAK are as follows:
Results of Operations

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(thousands of dollars)
Sales	$23,943	$62,632
Cost of sales	18,644	53,294
Gross profit	5,299	9,338
Selling, general, and administrative	3,808	8,850
Operating income (loss)	1,491	488
Other income	16	33
Finance and interest expense	(237)	(871)
Income (loss) before Zakat and income taxes	1,270	(350)
Zakat and income tax (benefit)	(240)	859
Net Income (Loss)	$1,510	$(1,209)
Financial Position

December 31, 2020
(thousands of dollars)
Current assets	$29,799
Noncurrent assets	209,814
Total assets	$239,613

Current liabilities	$40,919
Long term liabilities	79,122
Stockholders' equity	119,572
$239,613
The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020, is comprised of the following:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(thousands of dollars)
AMAK Net Income (Loss)	1,510	(1,209)

Company's share of income (loss) reported by AMAK*	345	(555)
Amortization of difference between Company's investment in AMAK and Company's share of net assets of AMAK	337	1,010
Equity in earnings of AMAK	682	455
* Percentage of Ownership varies during the period.
For additional information, see NOTE 6, “INVESTMENT IN AMAK AND DISCONTINUED OPERATIONS” to the consolidated financial statements set forth in our Annual Report on Form 10–K for the year ended December 31, 2020.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
Prepaid license	$—	$403
Prepaid insurance premiums	2,748	4,241
Spare parts	2,219	2,376
Cash held in escrow by AMAK	—	1,877
Other prepaid expenses and assets	1,676	301
Total prepaid expenses and other assets	$6,643	$9,198
7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
Platinum catalyst metal	$1,553	$1,580
Catalyst	4,325	4,325
Land	5,428	5,428
Plant, pipeline and equipment	280,427	270,149
Construction in progress	8,199	6,422
Total property, plant and equipment	$299,932	$287,904
Less accumulated depreciation	(112,365)	(100,800)
Total property, plant and equipment, net	$187,567	$187,104
Property, plant and equipment serve as collateral for our amended and restated credit agreement. See Note 11.
Labor capitalized for construction was approximately $0.1 million and $0.1 million for the three months and $0.5 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Construction in progress during the first nine months of 2021 included costs for rebuild and restoration of a distillation tower. Construction in progress during the first nine months of 2020 included Advanced Reformer unit improvements and pipeline maintenance at SHR and equipment modifications at TC.
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
The Company has no finance leases.

The components of lease expense were as follows:
($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,124	$1,115	$3,132	$3,036
Operating lease cost (a)	Selling, general and administrative	33	34	102	102
Total lease cost		$1,157	$1,149	$3,234	$3,138
(a) Short-term lease costs were approximately $0.2 million and $0.2 million for the three months and $0.5 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Assets:
Operating	Operating lease assets	$8,746	$10,528
Total lease right-of-use assets, net		$8,746	$10,528

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,302	$3,195
Noncurrent:
Operating	Operating lease liabilities	5,444	7,333
Total lease liabilities		$8,746	$10,528

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$924	$925	$2,727	$2,806
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$610	$37	$630	$37

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.2	3.9
Weighted-average discount rate:
Operating leases	4.5%	4.5%
Most of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of September 30, 2021, maturities of lease liabilities were as follows:
($ in thousands)	Operating Leases
2021	$934
2022	3,439
2023	2,547
2024	1,233
2025	1,094
Thereafter	118
Total lease payments	$9,365
Less: Interest	619
Total lease obligations	$8,746
9. INTANGIBLE ASSETS, NET
Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:
	September 30, 2021
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,864)	$8,988
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(786)	685
Developed technology	6,131	(4,292)	1,839
Total	$24,548	$(13,036)	$11,512

	December 31, 2020
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(7,022)	$9,830
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(707)	764
Developed technology	6,131	(3,832)	2,299
Total	$24,548	$(11,655)	$12,893
Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months and $1.4 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Based on identified intangible assets that are subject to amortization as of September 30, 2021, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	(thousands of dollars)
Customer relationships	$8,988	$281	$1,123	$1,123	1,123	1,123	1,123	$3,092
Licenses and permits	685	22	86	86	86	86	86	233
Developed technology	1,839	153	613	613	460	—	—	—
Total future amortization expense	$11,512	$456	$1,822	$1,822	$1,669	$1,209	$1,209	$3,325

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
State taxes	$107	$125
Property taxes	2,347	—
Payroll	2,653	2,282
Royalties	143	260
Officer compensation	1,134	1,053
Legal	1,384	—
AMAK foreign taxes and transaction costs	—	1,613
Other	3,276	1,524
Total accrued liabilities	$11,044	$6,857
11. LIABILITIES AND LONG-TERM DEBT
Senior Secured Credit Facilities
As of September 30, 2021, the Company had no outstanding borrowings under the senior secured revolving credit facility (the “Revolving Facility”) and approximately $42.9 million in borrowings outstanding under the senior secured term loan facility (the “Term Loan Facility”) (and, together with the Revolving Facility, the “Credit Facilities”), in each case, under the Company's amended and restated credit agreement (as amended, the “ARC Agreement”). In addition, the Company had approximately $75 million of availability under our Revolving Facility at September 30, 2021. TOCCO’s ability to make additional borrowings under the Revolving Facility at September 30, 2021 was limited by, and in the future may be limited by, the Company's obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
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
For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.20 and 1.34 as of September 30, 2021 and June 30, 2021, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 2.95 and 3.07 as of September 30, 2021 and December 31, 2020, respectively.
The maturity date for the ARC Agreement is July 31, 2023. As of September 30, 2021, the year to date effective interest rate for the Credit Facilities was 1.86%. The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of September 30, 2021.
For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS” to the consolidated financial statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
PPP Loans
On May 6, 2020, SHR and TC (collectively, the “Borrowers”) received loan proceeds from loans (the “PPP Loans”) under the United States Small Business Administration Paycheck Protection Program in an aggregate principal amount of approximately $6.1 million. The PPP Loans are evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers fully utilized the PPP Loans to cover payroll and benefits costs in accordance with the relevant terms and conditions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loans mature on May 6, 2022, and bear interest at a stated rate of 1.0% per annum. The Company filed a forgiveness application for SHR on June 30, 2021 and for TC on July 26, 2021. On September 8, 2021, the Company was notified of full forgiveness for the PPP

Loan for TC of approximately $2.2 million. This is recognized as gain on extinguishment of debt in the financial statements. The Company expects to receive full forgiveness of the SHR PPP Loan in accordance with the provisions of the CARES Act.
Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement in July 2018. Unamortized debt issuance costs of approximately $0.3 million and $0.5 million for the periods ended September 30, 2021 and December 31, 2020, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:
	September 30, 2021	December 31, 2020
	(thousands of dollars)
Revolving Facility	$—	$—
Term Loan Facility	43,281	46,563
Loan fees	(332)	(468)
Total long-term debt	42,949	46,095
Less current portion including loan fees	4,194	4,194
Total long-term debt, less current portion including loan fees	$38,755	$41,901
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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of September 30, 2021 and December 31, 2020, the value of the remaining undelivered feedstock approximated $18.0 million and $9.2 million, respectively.
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.4 million and $0.2 million for the three months and $0.8 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.3 million and $0.2 million for the three months and $0.9 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $20 million in common stock by March 2023 (the “Share Repurchase Program”). The share repurchases will be executed from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law. The timing and amount of any shares of the Company’s stock that are repurchased under the Share Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the Company’s stock price, although the Share Repurchase Program may be suspended or discontinued at any time. In connection with the Share Repurchase Program, the Company deposited funds with a broker to facilitate the repurchases. The Company repurchased no shares during the three months and 633,273 shares for approximately $5.0 million during the nine months ended September 30, 2021, respectively.
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
The Company recognized stock-based compensation expense of approximately $0.6 million and $0.5 million for the three months and $1.7 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Stock Options and Warrant Awards
Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during the three or nine months ended September 30, 2021 or 2020, respectively.
A summary of the status of the Company’s stock option and warrant awards is as follows:

	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2021	487,000	10.87
Granted	—	—
Exercised	(20,000)	4.09
Forfeited	—	—
Outstanding at September 30, 2021	467,000	11.16	2.1	$—
Expected to vest	—			$—
Exercisable at September 30, 2021	467,000	11.16	2.1	$—
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At September 30, 2021, options to purchase approximately 0.1 million shares of common stock were in-the-money.
Since no options were granted, the weighted average grant-date fair value per share of options granted during the three and nine months ended September 30, 2021 and 2020, respectively, was zero.
The Company has no non-vested outstanding options as of September 30, 2021.
Restricted Stock Unit Awards
Generally, restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted to directors vest ratably over a 1 year period, while restricted stock units granted to officers generally vest ratably over 3 years. Certain awards also include vesting provisions based on performance metrics measured over a 3 year period. Upon vesting, the restricted stock units are settled by issuing one share of the Company's common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2021	567,563	7.39
Granted	337,443	7.30
Forfeited	(121,448)	7.98
Vested	(172,114)	7.65
Outstanding at September 30, 2021	611,444	7.40
Expected to vest	611,444
15. INCOME TAXES
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed review of its procedures and initiated additional requests for information which has been submitted for their review. We do not expect any material changes related to the Texas audits. Our federal and Texas tax returns remain open for examination for the years 2017 through 2020. As of September 30, 2021 and December 31, 2020, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.
The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of foreign tax credits, state tax expense and stock based compensation for the nine months ended September 30, 2021 and 2020. We continue to maintain a valuation allowance against certain deferred tax assets, specifically for mining claims for PEVM, where realization is not certain.
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

	Three Months Ended September 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$61,938	$8,484	$—	$70,422
Processing fees	1,419	2,796	—	4,215
Total revenues	63,357	11,280	—	74,637
Operating income (loss) before depreciation and amortization	7,258	2,041	(4,953)	4,346
Operating income (loss)	4,413	489	(5,069)	(167)
Income (loss) from continuing operations before taxes	4,062	2,671	(5,061)	1,672
Depreciation and amortization	2,844	1,553	—	4,397
Capital expenditures	3,416	215	—	3,631

	Three Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$37,580	$5,990	$—	$43,570
Processing fees	1,644	2,533	—	4,177
Total revenues	39,224	8,523	—	47,747
Operating income (loss) before depreciation and amortization	8,538	89	(2,050)	6,577
Operating income (loss)	5,871	(1,337)	(2,052)	2,482
Income (loss) from continuing operations before taxes	5,311	(1,293)	(2,057)	1,961
Depreciation and amortization	2,667	1,427	2	4,096
Capital expenditures	2,084	641	—	2,725

	Nine Months Ended September 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$164,359	$22,288	$—	$186,647
Processing fees	4,200	7,224	—	11,424
Total revenues	168,559	29,512	—	198,071
Operating income (loss) before depreciation and amortization	19,570	2,881	(11,973)	10,478
Operating income (loss)	11,137	(1,666)	(11,729)	(2,258)
Income (loss) from continuing operations before taxes	10,474	533	(11,782)	(775)
Depreciation and amortization	8,433	4,547	6	12,986
Capital expenditures	10,675	1,620	—	12,295

	Nine Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$119,202	$18,258	$—	$137,460
Processing fees	4,047	8,981	—	13,028
Total revenues	123,249	27,239	—	150,488
Operating income (loss) before depreciation and amortization	20,002	2,009	(6,665)	15,346
Operating income (loss)	12,097	(2,084)	(6,677)	3,336
Income (loss) from continuing operations before taxes	9,901	(1,980)	(6,751)	1,170
Depreciation and amortization	7,905	4,093	13	12,011
Capital expenditures	9,067	1,242	—	10,309

	September 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	11,512	—	—	11,512
Total assets	298,885	81,477	118,986	(191,543)	307,805

	December 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	12,893	—	—	12,893
Total assets	298,198	83,108	127,260	(191,733)	316,833
17. NET INCOME (LOSS) PER COMMON SHARE
The following tables set forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020, respectively.

Net Income (Loss) per Common Share - Continuing Operations

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from continuing operations	$1,883	24,341	$0.08	$1,108	24,817	$0.04
Unvested restricted stock units		611			577
Diluted:
Net income from continuing operations	$1,883	24,952	$0.08	$1,108	25,394	$0.04

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss) from continuing operations	$(266)	24,562	$(0.01)	$5,112	24,795	$0.21
Unvested restricted stock units		—			384
Diluted:
Net income (loss) from continuing operations	$(266)	24,562	$(0.01)	$5,112	25,179	$0.20

Net Income (Loss) per Common Share - Discontinued Operations

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from discontinued operations, net of tax	$—	24,341	$—	$21,324	24,817	$0.86
Unvested restricted stock units		611			577
Diluted:
Net income from discontinued operations, net of tax	$—	24,952	$—	$21,324	25,394	$0.84

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income from discontinued operations, net of tax	$—	24,562	$—	$26,179	24,795	$1.06
Unvested restricted stock units		—			384
Diluted:
Net income from discontinued operations, net of tax	$—	24,562	$—	$26,179	25,179	$1.04
Net Income (Loss) per Common Share

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income	$1,883	24,341	$0.08	$22,432	24,817	$0.90
Unvested restricted stock units		611			577
Diluted:
Net income	$1,883	24,952	$0.08	$22,432	25,394	$0.88

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(266)	24,562	$(0.01)	$31,291	24,795	$1.27
Unvested restricted stock units		—			384
Diluted:
Net income (loss)	$(266)	24,562	$(0.01)	$31,291	25,179	$1.24
At September 30, 2021 and 2020, 0.5 million and 0.5 million shares of common stock, respectively, were issuable upon the exercise of options and warrants.

18. RELATED PARTY TRANSACTIONS
In November 2020, Company Director Adam C. Peakes joined Merichem Company as Executive Vice President and Chief Financial Officer. The Company incurred expenses of less than $0.1 million during the three and nine months ended September 30, 2021 and 2020, respectively, for Merichem Company. At September 30, 2021 and December 31, 2020, we had outstanding liabilities payable to Merichem Company of less than $0.1 million and nil, respectively.
19. POST-RETIREMENT OBLIGATIONS
We currently have post-retirement obligations with two former executives. As of September 30, 2021 and December 31, 2020, approximately $0.3 million and $0.3 million, respectively, remained outstanding and was included in post-retirement obligations.
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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events (such as the Texas freeze event), health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate, and the costs associated with, extraordinary transactions, including acquisitions, dispositions and other strategic initiatives, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations (including having to return the amounts borrowed under the PPP Loans or failing to qualify for forgiveness of such loans, in whole or in part); difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in our latest Annual Report on Form 10-K, including, but not limited to, “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, under similar headings in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and other natural disasters such as severe weather events.
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
Review of Third Quarter 2021 Results
We reported third quarter 2021 net income from continuing operations of approximately $1.9 million, an increase from net income from continuing operations of $1.1 million in the third quarter of 2020. Sales volume of our Specialty Petrochemicals products increased 16.8% in the third quarter of 2021 as compared to the third quarter of 2020. Specialty Waxes sales revenue was up 41.6% compared to the third quarter 2020. Third quarter 2021 results continued to improve due to the ongoing economic recovery and stronger demand from our end-use markets. However, our third quarter 2021 results include the negative impacts of higher natural gas and transportation costs, as well as continued supply-chain disruptions. Third quarter 2020 results were generally weaker due to the impact of the COVID-19 pandemic on end-use markets and our customers.
Adjusted EBITDA from continuing operations was $7.5 million for the third quarter of 2021, compared with Adjusted EBITDA from continuing operations of $7.1 million in the third quarter of 2020. Adjusted EBITDA from continuing operations increased due to increased sales volumes and selling prices. The third quarter of 2020 was impacted by the COVID-19 pandemic. See below for additional information about this measure and a reconciliation to the most directly comparable GAAP financial measure.
COVID-19 Pandemic
The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. With the development of variants and increased vaccination rates, the status of ongoing measures varies widely depending on the country and locality. We continue to monitor the progression of the COVID-19 pandemic on a daily basis. Our guiding principle is, and has always been, the protection of our people and the communities in which we work, as well as maintaining the overall integrity of our assets. We are continuing to follow the orders and guidance of federal, state, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we work. As an organization, we adopted social distancing behaviors early, executed the necessary changes to enable all possible job duties to be performed remotely and rapidly identified and executed the necessary adjustments to support optimal productivity for all remote workers.
To date, our plants have continued to operate normally with regard to COVID-19, and our supply chain has generally remained intact, with adequate availability of raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020 as updated through August 18, 2020, as well as many related state and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, have not been subject to closure in the locations where we operate. However, there have been widespread disruption in global logistics channels and we have experienced some delays in fulfillment of export customer orders.
As an organization, since the start of 2021, we have encouraged our workforce to receive vaccinations against COVID-19 through various means including incentive programs and an on-site vaccination event. However, new variants, particularly the Delta variant, have engendered a resurgence of the virus in many regions. In the midst of changing conditions, we have nevertheless been able to continue to manage our business with minimal impact as we have throughout the COVID-19 pandemic. With improving vaccination rates, we have also recently reopened some of our offices to flex schedule staffing for administrative employees.
Through the third quarter of 2021, we have seen a continued resurgence of demand due to the ongoing recovery of our business and the economy as a whole from the COVID-19 pandemic, which we expect to continue through year end and into 2022. However, numerous uncertainties remain regarding the potential future impact of the COVID-19 pandemic for the remainder of 2021 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter), including uncertainties related to the severity of the disease and the emergence of new variants, the continued duration of the pandemic, additional actions that may be taken by governmental authorities and other unintended consequences.

Looking forward, our management will continue to actively monitor the impact of the global pandemic on our business, results of operations, financial condition, liquidity, suppliers, industry, investments and workforce. We do not currently anticipate any material impairments, with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, other expenses, or changes in accounting judgments to have a material impact on our condensed consolidated financial statements.
On March 27, 2020, the CARES Act was signed into law to address the economic impact of the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and includes further relief and stimulus provisions to address economic concerns related to the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law and provides further economic relief and stimulus to deal with the economic impact of the COVID-19 pandemic. We also continue to monitor any effects that may result from these Acts and other similar legislation or actions on our Company.
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
We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense, income tax expense (benefit), and depreciation and amortization. In the third quarter of 2021, we redefined our non-GAAP measure Adjusted EBITDA to also exclude one-time costs for professional services associated with M&A and strategic initiatives. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations net of the impact of items we do not consider indicative of our ongoing operating performance, including share-based compensation, gains or losses on disposal of assets, gains or losses on extinguishment of debt and one-time costs for professional services associated with M&A and strategic initiatives. The historical presentation of Adjusted EBITDA in this Quarterly Report on Form 10-Q has been recast to conform to the revised definition.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	Three Months Ended September 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$2,619	$2,670	$(3,406)	$1,883
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations	$2,619	$2,670	$(3,406)	$1,883
Interest expense	318	—	1	319
Income tax expense (benefit)	1,444	—	(1,655)	(211)
Depreciation and amortization	195	23	—	218
Depreciation and amortization in cost of sales	2,649	1,530	—	4,179
EBITDA from continuing operations	$7,225	$4,223	$(5,060)	$6,388
Stock-based compensation	—	—	572	572
Gain on disposal of assets	12	—	—	12
Gain on extinguishment of debt(1)	—	(2,188)	—	(2,188)
One-time costs for professional services associated with M&A and strategic initiatives	—	—	2,751	2,751
Adjusted EBITDA from continuing operations	$7,237	$2,035	$(1,737)	$7,535
(1) Extinguishment of debt is directly related to the forgiveness of the TC PPP Loan as discussed in Note 11.

	Three Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$4,161	$(1,267)	$19,538	$22,432
Loss from discontinued operations, net of tax	—	—	21,324	21,324
Income (loss) from continuing operations	$4,161	$(1,267)	$(1,786)	$1,108
Interest (income) expense	507	—	1	508
Income tax expense (benefit)	1,150	(26)	(271)	853
Depreciation and amortization	183	24	3	210
Depreciation and amortization in cost of sales	2,484	1,403	—	3,887
EBITDA from continuing operations	$8,485	$134	$(2,053)	$6,566
Stock-based compensation	—	—	489	489
One-time costs for professional services associated with M&A and strategic initiatives	—	—	35	35
Adjusted EBITDA from continuing operations	$8,485	$134	$(1,529)	$7,090

	Nine Months Ended September 30, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$8,110	$533	$(8,909)	$(266)
Income from discontinued operations, net of tax	—	—	—	—
Income (loss) from continuing operations	$8,110	$533	$(8,909)	$(266)
Interest expense	917	—	1	918
Income tax expense (benefit)	2,364	—	(2,873)	(509)
Depreciation and amortization	595	69	6	670
Depreciation and amortization in cost of sales	7,838	4,478	—	12,316
EBITDA from continuing operations	$19,824	$5,080	$(11,775)	$13,129
Stock-based compensation	—	—	1,695	1,695
Gain on disposal of assets	(280)	—	—	(280)
Gain on extinguishment of debt(1)	—	(2,188)	—	(2,188)
One-time costs for professional services associated with M&A and strategic initiatives	—	—	3,998	3,998
Adjusted EBITDA from continuing operations	$19,544	$2,892	$(6,082)	$16,354
(1) Extinguishment of debt is directly related to the forgiveness of the TC PPP Loan as discussed in Note 11.

	Nine Months Ended September 30, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$10,150	$(385)	$21,526	$31,291
Income from discontinued operations, net of tax	—	—	26,179	26,179
Income (loss) from continuing operations	$10,150	$(385)	$(4,653)	$5,112
Interest expense	2,158	—	1	2,159
Income tax benefit	(249)	(1,595)	(2,098)	(3,942)
Depreciation and amortization	554	71	13	638
Depreciation and amortization in cost of sales	7,351	4,022	—	11,373
EBITDA from continuing operations	$19,964	$2,113	$(6,737)	$15,340
Stock-based compensation	—	—	1,422	1,422
(Gain) loss on disposal of assets	(8)	17	—	9
One-time costs for professional services associated with M&A and strategic initiatives	—	—	35	35
Adjusted EBITDA from continuing operations	$19,956	$2,130	$(5,280)	$16,806
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	September 30, 2021	December 31, 2020	September 30, 2020
Days sales outstanding in accounts receivable	39.4	40.0	43.7
Days sales outstanding in inventory	19.3	20.5	21.4
Days sales outstanding in accounts payable	15.6	22.9	24.7
Days of working capital	43.0	37.7	40.4
Our days sales outstanding in accounts receivable at September 30, 2021 was 39.4 days compared to 40 days at December 31, 2020. Our days sales outstanding in inventory decreased by approximately 1.2 days from December 31, 2020. Our days sales outstanding in accounts payable decreased due to the payment of accrued accounts payable at December 31, 2020, primarily related to maintenance spending and certain feedstock payables. In addition, as our sales have increased since the end of last year, our days sales outstanding in inventory and accounts payable have decreased. Since days of working capital is calculated using the above three metrics, it increased for the aforementioned reasons.
Our cash balance at September 30, 2021 was $44.4 million as compared to $55.7 million at December 31, 2020.

The change in cash is summarized as follows:	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$9,316	$17,575
Investing activities	(12,014)	58,371
Financing activities	(8,563)	(30,229)
Increase (decrease) in cash	$(11,261)	$45,717
Cash	$44,403	$51,862
Operating Activities
Cash provided by operating activities totaled $9.3 million for the first nine months of 2021, $8.3 million lower than the corresponding period in 2020. For the first nine months of 2021, net income decreased approximately $31.6 million as compared to the corresponding period in 2020, driven primarily by the non-recurrence of the benefit of monetizing deferred taxes in 2020 under the CARES Act. Major non-cash items affecting income in the first nine months of 2021 included the impact of depreciation and amortization of $13.0 million, forgiveness of one of the PPP Loans of approximately $2.2 million, and stock-based compensation of $1.7 million. Major non-cash items affecting income in the first nine months of 2020 included the impact of deferred taxes of $14.2 million, depreciation and amortization of $12.0 million and stock-based compensation of $1.4 million.
Additional factors leading to the decrease in cash provided by operating activities included:
•Trade receivables increased approximately $6.7 million, primarily due to increases in sales volumes. We do not expect any collection issues at this time.
•Inventories increased approximately $2.7 million driven primarily by the increase in feedstock prices.
•Prepaid and other assets decreased $2.6 million primarily related to the payment of our foreign tax liability and regular amortization of our prepaid insurance.
•Accounts payable and accrued liabilities increased $2.4 million primarily due to one-time costs for professional services associated with M&A and strategic initiatives.
•The above items were offset by a decrease in taxes receivable of $1.8 million as we collected the remaining NOL carryback claims under the CARES Act.

Investing Activities
Cash used in investing activities during the first nine months of 2021 was approximately $12.0 million, representing a decrease of approximately $70.4 million from the corresponding period of 2020. The outflow of the funds used in investing activities during the first nine months of 2021 were additions to property, plant and equipment and the rebuild and restoration of property, plant and equipment associated with the Texas freeze event in February 2021 of approximately $12.3 million, partially offset by approximately $0.3 million in proceeds from the sale of assets. The primary source of the funds provided by investing activities during the first nine months of 2020 was $68.5 million of proceeds, net of the deposit previously paid, received in connection with the sale of our ownership interest in AMAK discussed in Note 5, offset by additions of plant, pipeline and equipment of approximately $10.3 million.
Financing Activities
Cash used in financing activities during the first nine months of 2021 was approximately $8.6 million versus cash used in financing activities of $30.2 million during the corresponding period of 2020. During the first nine months of 2021, we made mandatory payments totaling $3.3 million on our Term Loan Facility and repurchased approximately $5.0 million of shares of our common stock under our Share Repurchase Program. During the first nine months of 2020, we drew $20.0 million under the Revolving Facility as a precaution in light of the uncertainty caused by the COVID-19 pandemic. We also received PPP Loans of $6.1 million to maintain the continuity of our workforce, including maintaining compensation and benefits. Utilizing a portion of the net proceeds from the sale of our investment in AMAK, together with cash on hand, we repaid our outstanding balance on our Revolving Facility of $23 million at the end of the second quarter 2020 and further reduced our debt with a $30 million prepayment toward our Term Loan Facility in the third quarter of 2020. We also made mandatory payments totaling $3.3 million on our Term Loan Facility during the first nine months of 2020.
Anticipated Cash Needs
As of September 30, 2021, we have approximately $44.4 million in cash, combined with an available balance on our Revolving Facility of the full $75 million. As a result, we believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC Agreement in both the short-term (i.e., the next 12 months) and the long-term (i.e. beyond the next 12 months).
Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020

Specialty Petrochemicals Segment	Three Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$61,938	$37,580	$24,358	64.8%
Processing	1,419	1,644	(225)	(13.7)%
Gross Revenue	$63,357	$39,224	$24,133	61.5%

Volume of Sales (gallons)
Specialty Petrochemicals Products	20,862	17,868	2,994	16.8%
Prime Product Sales	17,180	14,734	2,446	16.6%
By-product Sales	3,682	3,134	548	17.5%

Cost of Sales	$56,069	$30,732	25,337	82.4%
Gross Margin	11.5%	21.7%		(10.2)%
Total Operating Expense*	19,543	17,122	2,421	14.1%
Natural Gas Expense*	1,735	867	868	100.1%
Operating Labor Costs*	2,901	4,046	(1,145)	(28.3)%
Transportation Costs*	5,936	5,645	291	5.2%
General & Administrative Expense	2,681	2,438	243	10.0%
Depreciation and Amortization**	2,844	2,667	177	6.6%
Capital Expenditures	3,416	2,084	1,332	63.9%
* Included in cost of sales
**Includes $2,650 and $2,484 for 2021 and 2020, respectively, which is included in operating expense
Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment increased for the third quarter 2021 compared to the third quarter 2020 by 61.5%, primarily due to higher sales volumes and higher selling prices for prime products and by-products which were previously impacted by the COVID-19 pandemic in the third quarter of 2020.
Product Sales
Specialty Petrochemicals segment product sales increased approximately 64.8% for the third quarter 2021 compared to the third quarter 2020. Prime products sales volume increased approximately 2.4 million gallons, or 16.6%, from the third quarter 2020, driven primarily by the continued increase in economic activity including strong demand from many of our end-use markets. By-product sales volumes in third quarter 2021 increased 17.5% compared to the third quarter 2020. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 17.6% of total Specialty Petrochemicals volume in the third quarter for 2021 compared to 24.6% in the third quarter 2020. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were $1.4 million in the third quarter 2021 compared to $1.6 million for the third quarter 2020.
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
Cost of sales increased 82.4% for the third quarter 2021 compared to the third quarter 2020. The increase in cost of sales compared to the same period last year was driven by significantly higher sales volumes, increased feedstock prices and higher utility costs. Benchmark Mont Belvieu natural gasoline feedstock price increased by 103% from $0.80 per gallon in third quarter 2020 to $1.62 per gallon in the third quarter 2021. Sharp increases in feedstock costs were only partially offset by product price increases which led to gross margin decline in the third quarter of 2021 compared to third quarter of 2020. By-product margins were higher compared to the third quarter of 2020. This was due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment decreased from 21.7% for the third quarter of 2020 to 11.5% in the third quarter of 2021.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $2.4 million, or 14.1%, for the third quarter 2021 compared to the same period in 2020, primarily due to higher natural gas and transportation costs offset by outsourcing of certain operating labor.
Capital Expenditures
Capital expenditures in the third quarter 2021 were approximately $3.4 million compared to $2.1 million in the third quarter of 2020. Third quarter 2021 capital expenditures were primarily for maintenance and upkeep of our GSPL pipeline, which is used to transport our feedstock, of approximately $1.5 million.

Specialty Waxes Segment	Three Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$8,484	$5,990	$2,494	41.6%
Processing	2,796	2,533	263	10.4%
Gross Revenue	$11,280	$8,523	$2,757	32.3%

Volume of specialty wax sales (thousand pounds)	9,786	8,821	965	10.9%

Cost of Sales	$9,595	$8,558	$1,037	12.1%
Gross Margin (Loss)	14.9%	(0.4)%		15.3%
General & Administrative Expense	1,175	1,278	(103)	(8.1)%
Depreciation and Amortization*	1,553	1,427	126	8.8%
Capital Expenditures	$215	$641	$(426)	(66.5)%
*Includes $1,530 and $1,403 for 2021 and 2020, respectively, which is included in cost of sales
Product Sales
Product sales revenue for the Specialty Waxes segment increased by 41.6% for the third quarter of 2021 compared to the third quarter of 2020 due to higher selling prices and volumes. Average selling prices for our specialty waxes increased approximately 28% as compared to the same period last year. Specialty wax sales volume increased approximately 1.0 million pounds in the third quarter of 2021 compared to the third quarter of 2020. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $2.8 million for the third quarter 2021, a $0.3 million increase compared to the third quarter 2020.
Cost of sales
Cost of sales increased by 12.1%, or approximately $1.0 million, in the third quarter 2021 compared to the third quarter 2020. This increase was driven by higher polyethylene wax feed cost and higher purchase prices as well as increased utility charges.
Depreciation
Depreciation for the third quarter 2021 was $1.6 million, a $0.1 million increase compared to the third quarter of 2020.
Capital Expenditures
Capital Expenditures were approximately $0.2 million in the third quarter 2021 compared to $0.6 million in the third quarter of 2020.

Corporate Segment	Three Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$5,555	$2,049	$3,506	171.1%
Corporate expenses increased $3.5 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to one-time costs for professional services associated with M&A and strategic initiatives as well as higher insurance costs.

Investment in AMAK - Discontinued Operations	Three Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Equity in earnings of AMAK	$—	$682	$(682)	100.0%
Equity in earnings of AMAK decreased due to the completion of the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.
Results of Operations
Comparison of Nine Months Ended September 30, 2021 and 2020

Specialty Petrochemicals Segment	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$164,359	$119,202	$45,157	37.9%
Processing	4,200	4,047	153	3.8%
Gross Revenue	$168,559	$123,249	$45,310	36.8%

Volume of Sales (gallons)
Specialty Petrochemicals Products	58,038	52,952	5,086	9.6%
Prime Product Sales	48,716	44,042	4,674	10.6%
By-product Sales	9,322	8,910	412	4.6%

Cost of Sales	$148,144	$102,654	45,490	44.3%
Gross Margin	12.1%	16.7%		(4.6)%
Total Operating Expense*	57,438	50,022	7,416	14.8%
Natural Gas Expense*	4,604	2,479	2,125	85.7%
Operating Labor Costs*	9,683	11,984	(2,301)	(19.2)%
Transportation Costs*	16,640	15,422	1,218	7.9%
General & Administrative Expense	8,684	7,944	740	9.3%
Depreciation and Amortization**	8,433	7,905	528	6.7%
Capital Expenditures	10,675	9,067	1,608	17.7%
* Included in cost of sales
**Includes $7,838 and $7,351 for 2021 and 2020, respectively, which is included in operating expense
Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment increased during the first nine months of 2021 from the first nine months of 2020 by 36.8%, primarily due to higher sales volumes for prime products and byproducts. An increase in average selling prices resulting from an increase in feedstock costs also contributed to the higher revenues.

Product Sales
Specialty Petrochemicals segment product sales increase approximately 37.9% during the first nine months of 2021 from the first nine months of 2020, primarily as a result of higher sales volumes and higher selling prices driven by formula based pricing. Prime products sales volume increased approximately 4.7 million gallons, or 10.6%, from the first nine months of 2020 due to higher demand. Sales in the first nine months of 2020 were generally weaker as a result of the impact of the COVID-19 pandemic. By-product sales volumes in the first nine months of 2021 increased 4.6% compared to the first nine months of 2020. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume decreased to 19.1% of total Specialty Petrochemicals volume in the first nine months of 2021 from 24.4% in the first nine months of 2020. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were approximately $4.2 million and $4.0 million for the first nine months of 2021 and 2020, respectively.
Cost of Sales (includes but is not limited to raw materials and total operating expense)
Cost of Sales increased 44.3% during the first nine months of 2021 from the first nine months of 2020. The increase in cost of sales compared to the same period last year was driven by higher sales volumes, higher feedstock costs and higher operating expenses – primarily natural gas and transportation costs. Benchmark Mount Belvieu natural gasoline feedstock price increased 104% from $0.72 per gallon in the first nine months of 2020 to $1.47 per gallon in the first nine months of 2021. By-product margins were higher compared to the first nine months of 2020. This was due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment decreased from 16.7% in the first nine months of 2020 to 12.1% in the first nine months of 2021 driven by increasing feedstock costs as well as higher operating expenses which were partially offset by product price increases.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $7.4 million, or 14.8%, during the first nine months of 2021 from the same period in 2020. Operating expenses were impacted by higher natural gas and transportation costs.
Capital Expenditures
Capital expenditures in the first nine months of 2021 were approximately $10.7 million compared to $9.1 million in the first nine months of 2020. The first nine months of 2021 included approximately $3.8 million for restoration and upkeep of our GSPL pipeline which is used to transport our feedstock. Additionally, the first nine months of 2021 included tower replacement and feed tank restoration costs of approximately $1.5 million as well as restoration costs associated with the damage to plant equipment due to the Texas freeze event in February 2021.

Specialty Waxes Segment	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$22,288	$18,258	$4,030	22.1%
Processing	7,224	8,981	(1,757)	(19.6)%
Gross Revenue	$29,512	$27,239	$2,273	8.3%

Volume of specialty wax sales (thousand pounds)	27,411	27,361	50	0.2%

Cost of Sales	$27,588	$25,132	$2,456	9.8%
Gross Margin (Loss)	6.5%	7.7%		(1.2)%
General & Administrative Expense	3,522	4,120	(598)	(14.5)%
Depreciation and Amortization*	4,547	4,093	454	11.1%
Capital Expenditures	$1,620	$1,242	$378	30.4%
*Includes $4,478 and $4,022 for 2021 and 2020, respectively, which is included in cost of sales

Product Sales
Specialty Wax segment product sales revenue increased approximately $4.0 million, or 22.1%, during the first nine months of 2021 from the first nine months of 2020. Product sales revenue increased as we were successful in increasing selling prices for our specialty waxes in excess of increases in wax feed costs. Specialty wax sales volume increased slightly, while average selling prices increased due to higher wax pricing and a change in mix of sales to domestic versus export customers. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $7.2 million in the first nine months of 2021, a decrease of 19.6% from the first nine months of 2020, or about $1.8 million. The decrease was primarily due to the continuing pandemic along with the impact of the Texas freeze event in February 2021.
Cost of Sales
Cost of Sales increased 9.8%, or nearly $2.5 million, in the first nine months of 2021 compared to the first nine months of 2020. This increase was driven by higher polyethylene wax feed cost and higher purchase prices as well as increased utility charges related to the Texas freeze event.
General and Administrative
General and administrative expenses decreased approximately $0.6 million in the first nine months of 2021 compared to the first nine months of 2020.
Depreciation
Depreciation for the first nine months of 2021 was $4.5 million, a $0.5 million increase from the first nine months of 2020.
Capital Expenditures
Capital Expenditures were approximately $1.6 million in the first nine months of 2021 compared with $1.2 million in the first nine months of 2020. Capital expenditures primarily relate to restoration costs associated with the damage to pipes and other plant equipment due to the Texas freeze event in February 2021.

Corporate Segment	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$11,722	$6,664	$5,058	75.9%
General corporate expenses increased by $5.1 million during the first nine months of 2021 from the first nine months of 2020. The increase is primarily attributable to one-time costs for professional services associated with M&A and strategic initiatives as well as higher insurance costs.

Investment in AMAK - Discontinued Operations	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(thousands of dollars)
Equity in earnings of AMAK	$—	$455	$(455)	(100.0)%
Equity in earnings of AMAK decreased due to the completion of the sale of our ownership interest in AMAK during the third quarter of 2020. See Note 5 for additional discussion.

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
Critical Accounting Policies and Estimates

Critical accounting policies are more fully described in Note 2, “RECENT ACCOUNTING PRONOUNCEMENTS” to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. For the nine months ended September 30, 2021, there were no significant changes to these policies.
Recent and New Accounting Standards
See Note 2 for a summary of recent accounting guidance.
Off Balance Sheet Arrangements
As of September 30, 2021, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial statements, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
(b)Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRECORA RESOURCES

Dated: November 4, 2021	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

