Form 10-K
period 2021-12-31
TRECORA RESOURCES
filed 2022-03-10
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2021 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period from ___________ to ________
Commission File Number 1-33926
TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1256622 (I.R.S. Employer Identification No.)
1650 Hwy 6 S, Suite 190 Sugar Land, TX (Address of principal executive offices)	77478 (Zip code)
Registrant’s telephone number, including area code: (281) 980-5522
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	TREC	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
The aggregate market value on June 30, 2021, of the registrant’s voting securities held by non-affiliates was approximately $207 million.
Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of February 18, 2022: 24,834,693.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10–K will be set forth in, and will be incorporated by reference from, the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021.

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
e.PEVM – Pioche Ely Valley Mines, Inc. – Inactive mine - 55% ownership (legal dissolution in February 2022)
f.AMAK – Al Masane Al Kobra Mining Company – Discontinued operations (sale completed in September 2020)
Business Segments
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
See Note 17 to the Consolidated Financial Statements for more information.
In addition, on September 28, 2020, we completed the final closing of the sale of our ownership interest in AMAK, a Saudi Arabian closed joint stock company, which owned and operated mining assets in Saudi Arabia. Our investment was classified as discontinued operations. See Note 6 to the Consolidated Financial Statements for more information.
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
Our present total capacity at our Silsbee facility is 13,000 barrels per day of fresh feed; however, our air permits limit us to a maximum processing rate of 11,000 barrels per day. We also have a 4,000 barrels per day Advanced Reformer unit to increase our capability to upgrade by-products produced from the Penhex Unit and to provide security of hydrogen supply to the plant. We believe we have sufficient pentane capacity to maintain our share of market growth for the foreseeable future.

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
In support of the specialty petrochemicals operation, we own approximately 100 storage tanks with total capacity approaching 294,000 barrels, and 130 acres of land at the plant site, 70 acres of which are developed. We also own a truck and railroad loading terminal consisting of storage tanks, nine rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 36 acres are developed.
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
Mineral Interests
We also owned a 55% ownership interest in an inactive mining corporation, PEVM. In November 2019, PEVM entered into a sales contract to sell all of their assets which include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. The sale was completed on November 11, 2021 and resulted in liquidation of substantially all of PEVM's remaining assets. Proceeds from the sale were used to repay outstanding indebtedness of PEVM owed to the Company. PEVM was legally dissolved on February 16, 2022.

Environmental, Health and Safety Matters
Our operations are subject to a wide range of environmental laws and regulations at the national, state, and local levels. Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (the “Environmental and Health Laws”), many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. Certain Environmental and Health Laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken.
There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. While we continue to retain insurance coverage that we believe is appropriate for our operations and adequate to cover foreseeable liabilities, our insurance may not cover all risks and costs of each and every environmental claim made against us, depending on particular circumstances. The Environmental and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties, or other liabilities relating to the handling, manufacture, use, emission, discharge, release or disposal of hazardous or toxic materials or other pollutants at or from our facilities or the use or disposal of certain of its chemical products. Historically, our subsidiaries have incurred significant expenditures in order to comply with the Environmental and Health Laws and are reasonably expected to do so in the future. Those costs could increase if requirements under these Environmental and Health Laws, or agency policies and/or guidance, change. Should we discontinue the operations of a facility, we will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements.
Regarding open regulatory matters, in 1993, during remediation of a small spill area, the Texas Commission on Environmental Quality (“TCEQ”) required SHR to drill a well to check for groundwater contamination under the spill area. Two pools of hydrocarbons were discovered to be floating on the groundwater at a depth of approximately 25 feet. One pool is under the site of a former gas processing plant owned and operated by Sinclair, Arco as well as others before its purchase by SHR in 1981. Analysis of the material indicates it entered the ground prior to SHR’s acquisition of the property. The other pool is under the original SHR facility and analysis indicates the material was deposited decades ago. Tests conducted have determined that the hydrocarbons are contained on the property and not migrating in any direction. The recovery is proceeding as planned and is expected to continue for many years until the pools are reduced to acceptable levels. Expenses of recovery and periodic migration testing are being recorded as normal operating expenses. Expenses for future recovery are expected to stabilize and be less per annum than the initial set up cost, although there is no assurance of this. The light hydrocarbon recovered from the former gas plant site is compatible with our normal Penhex feedstock and is accumulated and transferred into the Penhex feedstock tank. The material recovered from under the original SHR site is accumulated and sold as a by-product. We have drilled additional wells periodically to further delineate the boundaries of the pools and to ensure that migration has not taken place. These tests confirmed that no migration of the hydrocarbon pools has occurred. The TCEQ has deemed the current action plan acceptable and reviews the plan on a semi-annual basis.
Human Capital Management
Trecora Resources and its subsidiaries hire and retain employees by offering competitive pay and benefits while motivating our workforce through a number of recognition and bonus programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their training, education and career development.
As of December 31, 2021, we had 247 employees, 10 of whom were corporate management and staff and 237 worked at our plant facilities. We employ regular employees defined as active executive, management, professional, technical and wage employees who work full time or part time for the Company and are covered by our benefit plans and programs. We have not experienced any significant work stoppages, either as a result of the COVID-19 pandemic or otherwise.
We are committed to providing market-competitive pay and benefits. All regular employees are eligible for performance-based cash incentive programs. The incentive plan reinforces and rewards individuals for achievement of specific business goals, including safety, profitability and productivity.
We offer comprehensive benefit programs to our employees that provide flexibility of choice through our total rewards framework of pay and recognition, health and wellness, work/life balance, learning and development, and culture and community. We recognize and support the growth and development of our employees and encourage employees to participate in external learning programs.

Management Actions with regard to COVID-19
We took early action regarding employee well-being in response to the COVID-19 pandemic, implementing comprehensive protocols to protect the health and safety of our employees and contractors. Many of our employees were transitioned to a remote work environment in the early stages of the pandemic and are transitioning back to a flexible work environment. We had no reductions in scheduled hours or reductions in force for any of our employees. We also enhanced our benefits programs to offer expanded supplemental paid leave during quarantine periods and waived employee cost-sharing for COVID-19 testing.
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
Risks Related to our Industry and Operations
We rely on a limited number of customers, including one customer that represented more than 10% of our consolidated revenue in 2021. A significant change in customer relationships or in customer demand for our products could materially adversely affect our results of operations, financial condition and cash flows.
We rely on a limited number of customers. Our largest customer, ExxonMobil and its affiliates, represented approximately 13.4%, 15.4%, and 15.0% of our consolidated revenues in 2021, 2020 and 2019, respectively. A significant reduction in sales to any of our key customers could materially adversely affect our results of operations, financial condition and cash flows, and could result from our key customers further diversifying their product sourcing, experiencing financial difficulty or undergoing consolidation.
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
In addition, we utilize both formula and non-formula based pricing, depending on customer requirements and competitive situations. Under formula pricing the price charged to the customer is primarily based on a formula which includes, as a component, the average cost of feedstock over the prior month. With this pricing mechanism, product prices generally move in conjunction with feedstock prices. However, because the formulas use an average feedstock price from the prior month, the movement of product prices will trail feedstock prices, and formula prices may or may not reflect our actual feedstock cost for the month during which the product is actually sold. These timing differences have had and may, in the future, have a negative effect on our cash flow. Any raw materials cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
As part of our business strategy, we from time to time explore possible investments, acquisitions, strategic alliances, joint ventures, divestitures, outsourcing transactions and other business combinations (collectively, “extraordinary transactions”) in order to further our business objectives. To pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired businesses or employees. The expense and effort incurred in exploring and consummating extraordinary transactions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in additional and/or unexpected expenses and losses. We also may not be successful in negotiating the terms of any potential extraordinary transactions, conducting thorough due diligence, financing an extraordinary transaction or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology. Moreover, we may incur significant expenses whether or not a contemplated extraordinary transaction is ultimately consummated.
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
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in the costs of feedstocks, labor, materials, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.
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

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict (including as a result of the emergence of the new variants such as Delta and Omicron), the pandemic’s impact on the Company’s operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Additionally, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and human capital constraints); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; the weakening of demand in certain end markets; prolonged disruption in global logistics channels; inflationary pressure on on cost of good sold and global economic conditions and levels of economic growth; and the pace of recovery as the COVID-19 pandemic subsides. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the impact could be on our business operations, financial performance and results of operations, and this could include potential charges, impairments and other adverse financial impacts in future periods.
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
Chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks (including both physical attacks and cyber–attacks) than other possible targets in the U.S. Moreover, extraordinary events such as natural disasters, other severe weather events (such as the prolonged period of sub-freezing temperatures and snow across the State of Texas and the region in February 2021 (the “Texas freeze event”)) or global or local health epidemics (such as the COVID-19 pandemic) could result in significant damage to our facilities, the pipeline systems and other infrastructure we rely on and/or disruption of our operations and may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although their occurrence can be expected to continue to adversely impact the economy in general and our specific markets.
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
Our business, operating results and the value of our common stock could be negatively affected as a result of actions by activist stockholders.
We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with the Company’s stockholders will be successful. Activist stockholders who disagree with our operations, including the composition of our board of directors, our management team or the Company’s strategic direction, may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by our board of directors and litigation.
If faced with a proxy contest or other stockholder action or request, we may not be able or willing to respond successfully to the contest, action, or request, which could be significantly disruptive to our business. Even if we are successful, our business and operations could be adversely affected by a proxy contest or activist stockholder action or request because:
•responding to proxy contests and other actions or requests by activist stockholders, including responding to, or initiating, litigation as a result of a proxy contest or matters arising from a proxy contest, can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty among employees, customers, suppliers and investors about the strategic direction of our business;
•perceived uncertainties as to the future direction of the Company or its business may make it more difficult to attract and retain customers and skilled employees; and
•if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders.
In 2021 and early 2022, we engaged in extensive dialogues with certain activist stockholders. In February 2022, we received notice from Pangaea Ventures, L.P. (“Pangaea”) of its intent to nominate six directors to our board of directors at our 2022 Annual Meeting of Stockholders. We may choose to initiate, or may become subject to, litigation as a result of continued action by Pangaea or further actions by other activist stockholders, which could serve as a distraction to our board of directors, management team and employees and could require us to incur additional costs. Additionally, there can be no assurance that Pangaea or a third party will not pursue litigation and no assurance that if the six persons proposed by Pangaea for election at our 2022 Annual Meeting of Stockholders are elected, which would constitute a change to a majority of our board of directors, they will not attempt to effect changes to our operations, including to our management team or the strategic direction of our business.
Any activist stockholder contests, actions or requests, or the mere public presence of activist stockholders among our stockholder base, could cause the market price for our common stock to experience periods of significant volatility based on temporary or speculative market perceptions that do not necessarily reflect our business operations.
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
Our employment agreements and equity arrangements with our executive officers also contain change in control provisions. Under the terms of these arrangements, the executive officers may be entitled to receive significant cash payments and immediate vesting of equity awards in the event their employment is terminated under certain circumstances in connection with or in certain circumstances following, a “corporate change”. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with such “corporate change.” Certain change of control transactions may also constitute an event of default under our agreements with our creditors and other third parties.

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
We operate in a highly-regulated industry and are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of our facilities, and our relationship with our customers, suppliers and competitors. If these laws or regulations were to change (including as a result of policies that may be adopted by the Biden administration, consistent with its stated environmental policy objectives) or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact our results of operations. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements. Finally, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.
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
While we are committed to full compliance with all environmental legal requirements, failure to comply with these laws or regulations, or failure to obtain required permits from applicable regulatory authorities, may expose us to fines, penalties or interruptions in operations. To the extent these capital expenditures or operating costs are not ultimately reflected in the prices of our products and services, or that we are subject to fines, penalties or other interruptions in our operations, our business, results of operations, financial condition and cash flows may be adversely affected.
The adoption of climate change legislation or regulation could result in increased operating costs and reduced demand for our products.
As a business in the fossil fuel industry, the nature of our operations could make us subject to legislation or regulations affecting the emission of greenhouse gases. The U.S. Environmental Protection Agency has promulgated (and may in the future promulgate) regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. Such policies are currently being considered by the Biden administration, which has made the reduction of greenhouse gas emissions and reduced dependence on fossil fuel consumption, central policy concerns. Jurisdictions outside the U.S. are also addressing greenhouse gases by legislation or regulation. In addition, efforts have been made and continue to be made at the international level toward the adoption of international treaties or protocols that would address global greenhouse gas emissions. These limitations may include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards and incentives or mandates for renewable energy. For example, in January 2021, President Biden signed executive orders that represent his administrations first actions to fight climate change, which included an executive order to reenter the Paris Agreement international treaty on climate change that requires member countries to review and progress their intended contributions and set greenhouse gas reduction goals every five years beginning in 2020. The implementation of this treaty and other efforts to reduce greenhouse gas emissions could make our products more expensive, lengthen project implementation times and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources. Such legislation, regulation, treaties or protocols may also increase our compliance costs, such as for monitoring or sequestering emissions.
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
A failure of our information technology systems, including our enterprise resource planning (“ERP”) system, could adversely effect on our business and results of operations or the effectiveness of internal controls over financial reporting.
We rely on sophisticated information technology systems and infrastructure to support our business. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. For example, in 2017 we implemented a new ERP system at our specialty petrochemicals facility in order to better manage our business, and we continue to implement additional improvements to the system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time. A failure or prolonged interruption in our information technology systems, including our ERP system, or difficulties encountered in upgrading our systems or implementing new systems that compromises our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information, could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting (including our disclosure controls and procedures), and our business and results of operations.
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
In addition, the ARC Agreement (as defined herein) also has financial covenants that require TOCCO to maintain a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement). See Note 13 to the Consolidated Financial Statements.
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
As of December 31, 2021, we had no borrowings outstanding under our revolving credit facility (the “Revolving Facility”) and $42.2 million in borrowings outstanding under our term loan facility (the “Term Loan Facility" and, together with the Revolving Facility, the “Credit Facilities”). Pursuant to the terms of the amended and restated credit agreement (as amended, the “ARC Agreement”) governing the Credit Facilities, we also have the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate, subject to lenders acceptance of the increased commitment and other conditions.
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
For example, in May 2020, SHR and TC received loan proceeds in an aggregate principal amount of approximately $6.1 million under the Payment Protection Program (“PPP Loans”) established under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and administered by the United States Small Business Administration (the “SBA”). The PPP Loans were eligible for partial or full forgiveness if we complied with the provisions of the CARES Act. In the second half of 2021, the Company was notified of full forgiveness for the PPP Loans, including all accrued interest to the applicable date of forgiveness. Although the PPP Loans have been forgiven in full, the SBA reserves the right to audit any loan under the Paycheck Protection Program and these audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request. If the SBA were to conduct an audit of the PPP Loans, there can be no guarantee that the results will be favorable in determining that SHR and TC were eligible for full forgiveness of the PPP Loans.
Our current, or any future, indebtedness could: limit our flexibility in planning for, or reacting to, changes in the markets in which we compete; place us at a competitive disadvantage relative to our competitors with less indebtedness; limit our ability to reinvest in our business; render us more vulnerable to general adverse economic, regulatory and industry conditions; and require us to dedicate a substantial portion of our cash flow to service our indebtedness.
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
In addition, our variable rate indebtedness may use the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. The LIBOR has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”).
These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee, a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement rate for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, SOFR or other replacement rates may fail to gain market acceptance. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
US dollar borrowings under the Credit Facilities currently bear interest at variable interest rates that use LIBOR. No modification has been made yet to the Credit Facilities as it pertains to US dollar borrowings as a result of the LIBOR Announcement, though changes will be required in the future. Currently, it is anticipated that the new benchmark for our US dollar borrowings will be one or more SOFR-based rates. The shift to SOFR from LIBOR is complex and may adversely affect our business, results of operations, financial condition liquidity and cash flows. The consequences of these developments cannot be entirely predicted, but could include an increase in our financing costs and our ability to access capital. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.

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
Our present total capacity at our Silsbee facility is 13,000 barrels per day of fresh feed; however, our air permits limit us to a maximum processing rate of 11,000 barrels per day. We also have a 4,000 barrels per day Advanced Reformer unit which increases our capability to upgrade by-products produced from the Penhex Unit and provides security of hydrogen supply to the plant.
In support of the Specialty Petrochemicals segment, we own approximately 100 storage tanks with total capacity of approximately 294,000 barrels, and 130 acres of land at the plant site, 70 acres of which are developed. We also own a truck and railroad loading terminal consisting of storage tanks, nine rail spurs, and truck and tank car loading facilities on approximately 63 acres of which 36 acres are developed.
GSPL owns three 8-inch diameter pipelines (of which two are operational) and five 4-inch diameter pipelines, aggregating approximately 70 miles in length connecting SHR’s facility to (1) a natural gas line, (2) SHR’s truck and rail loading terminal and (3) a major petroleum products pipeline system owned by an unaffiliated third party. All pipelines are operated within Texas Railroad Commission and DOT regulations for maintenance and integrity.
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
TC also has a hydrogenation/distillation unit which expands its processing capabilities by providing state-of-the-art distillation and high-pressure hydrogenation capabilities.
Offices
Outside of the facilities that we own, the Company has a leased corporate office in Sugar Land, Texas.
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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “TREC".
As of February 25, 2022, there were approximately 410 recorded holders (including brokers' accounts) of the Company’s common stock. We have not paid any dividends since our inception and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments, and other factors that our board of directors deems relevant. In addition, our ability to pay dividends depends in part on our receipt of cash dividends and distributions from our subsidiaries. The terms of certain of our current debt instruments restrict the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities.
Total Stockholder Return
The following graph compares the cumulative total stockholder return on our common stock against the NYSE Composite Index and the S&P Specialty Chemical Index, for the five years ending December 31, 2021. The graph was constructed on the assumption that $100 was invested in our common stock and each comparative on December 31, 2016, and that any dividends were fully reinvested.

Issuer Purchases of Equity Securities
Please see the below table for information regarding repurchases of the Company’s common stock made by the Company during the three months ended December 31, 2021.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	791,900	$8.16	791,900	$8,761,104
December 1, 2021 - December 31, 2021	7,500(1)	8.41(1)	—	$—
Total	799,400	$8.16	791,900	$8,761,104

(1) Represents shares of our common stock withheld for satisfaction of tax liabilities of a holder of restricted shares. The value of such shares was calculated based on the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date when the withholding was made.

(2) Represents shares of our common stock purchased on the open market pursuant to the Company’s previously announced repurchase program for up to $20 million of the Company's common stock, which will expire in March 2023 (the “Share Repurchase Program”). The value of such shares was calculated based on the average purchase price of our common stock on the NYSE at the time the purchase was made. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law, including through a 10b5-1 Plan. The Company is not obligated to acquire any specific number of shares of our common stock under the Share Repurchase Program, which may be suspended for periods or discontinued at any time. The timing and the amount of any shares to be repurchased will be determined by management based on an evaluation of market conditions and other factors, including the Company’s stock price.

ITEM 6. [Reserved].
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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally including the impact of rising inflation; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions, dispositions and other business combinations, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations; difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in Part I, Item 1A. Risk Factors and this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations in this Annual Report on Form 10-K, and in our other filings with the SEC. Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and other natural disasters such as severe weather events.
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
Our preferred supplier position into the specialty petrochemicals market is derived from the combination of our reputation as a reliable supplier established over many years, the very high purity of our products, and a focused approach to customer service. In specialty waxes, we are able to deliver to our customers a product performance and price point that we believe is unique to our market; while the diversity of our custom processing assets and capabilities offers solutions to our customers that we believe are uncommon along the U.S. Gulf Coast. The specialty waxes business also delivers environmental circularity by using proprietary technology to convert waste products generated by suppliers' polyethylene production to high value solutions for our customers.
Enabling our success in these businesses is a commitment to operational excellence which establishes a culture that prioritizes the safety of our employees and communities in which we operate, the integrity of our assets and regulatory compliance. This commitment drives a change to an emphasis on forward-looking, leading-indicators of our results and proactive steps to continuously improve our performance. We bring the same commitment to excellence to our commercial activities where we focus on the value proposition to our customers while understanding opportunities to maximize our value capture through service and product differentiation, supply chain and operating cost efficiencies and diversified supply options. We believe our focus on execution, meeting the needs of our customers, and growing our business while maintaining prudent control of our costs, will significantly contribute to enhanced stockholder value.
Business Environment and Risk Assessment
We continue to monitor the progression of COVID-19 and the recommended measures to curb the spread of the virus. Our guiding principle is, and has always been, the protection of our people and the communities in which we work, as well as maintaining the overall integrity of our assets. While the majority of our workforce has transitioned to a flexible work environment, we are continuing to follow the orders and guidance of federal, state, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we work. Since the start of 2021, we have encouraged our workforce to receive vaccinations against COVID-19. However, new variants, particularly the Omicron and Delta variants, have engendered a resurgence of the virus in many regions. In the midst of changing conditions, we have nevertheless been able to continue to manage our business with minimal impact as we have throughout the COVID-19 pandemic.
Throughout 2021, we have seen a continued resurgence of demand due to the ongoing recovery of our business and the economy as a whole from the COVID-19 pandemic, which we expect to continue into 2022. However, numerous uncertainties remain regarding the potential future impact of the COVID-19 pandemic (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter), including uncertainties related to the severity of the disease and the emergence of new variants, the continued duration of the pandemic, additional actions that may be taken by governmental authorities and other unintended consequences.
Our management will continue to actively monitor the impact of COVID-19 on our business, results of operations, financial condition, liquidity, suppliers, industry, investments, and workforce. We do not currently anticipate any material impairments, with respect to intangible assets, long–lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our Consolidated Financial Statements.

To date, our plants have continued to operate as normal, and the majority of our supply chain has remained intact, with adequate availability of raw materials. Although there have been some disruptions in global logistics channels, we have not experienced significant delays in fulfillment of customer orders. Inflation has negatively impacted our input costs, including those associated with logistics, over the course of 2021 and we are attempting to recover as much of these costs from customers as possible.
In February 2021, there was a prolonged period of sub-freezing temperatures and snow across the State of Texas and the region. This Texas freeze event resulted in significant negative impacts not only to our business but also to our customers along the Gulf Coast. As previously disclosed, we had an estimated negative impact to Adjusted EBITDA of approximately $3.5 million.
We believe we are well-positioned to participate in the U.S. chemical industry growth driven by new investments and overall economic growth. While petrochemical prices are volatile on a short-term basis and depend on the demand of our customers' products, our investment decisions are based on our long-term business outlook using a disciplined approach in selecting and pursuing the most attractive investment opportunities.
Specialty Petrochemicals Segment
SHR’s specialty petrochemicals revenues and volumes increased in 2021 compared to 2020 due to the continued economic recovery following the pandemic downturn. Product sales revenue increased 36.7% driven by significant price increases in our feedstock. Product prices were higher in 2021 compared to 2020 as we passed along price increases resulting from higher feedstock costs. During 2021, SHR continued to emphasize our competitive advantages achieved through our high quality products and outstanding customer service and responsiveness. We also continued to make strides in improving safety and plant reliability.
During 2021, natural gasoline feedstock costs were approximately 82% higher than 2020, reflecting higher crude oil prices. Approximately 68% of our prime products are sold under formula pricing whereby feedstock price is passed along to the customer typically with a one month lag. Rising feedstock costs throughout 2021 continued to cause a narrowing of margins in 2021, similar to what we saw in the second half of 2020. Our by-product margins improved compared to 2020 due to higher by-product component prices.
Specialty Waxes Segment
Sales revenues for our specialty waxes business was relatively flat in 2021 as compared to 2020 as we had slightly lower wax product revenues and higher custom processing revenues. Wax sales volumes were depressed due to extended disruptions to feed supply and production limitations at our Pasadena facility in the first quarter of 2021 resulting from the Texas freeze event. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast. Our wax feed supply was negatively impacted by producers' plant shut downs during the Texas freeze event.
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
We define EBITDA from continuing operations as net income (loss) from continuing operations plus interest expense, income tax expense (benefit), and depreciation and amortization. In the third quarter of 2021, we redefined our non-GAAP measure Adjusted EBITDA to also exclude costs for professional services associated with M&A and strategic initiatives. We define Adjusted EBITDA from continuing operations as EBITDA from continuing operations net of the impact of items we do not consider indicative of our ongoing operating performance, including share-based compensation, gains or losses on disposal of assets, gains or losses on extinguishment of debt and costs for professional services associated with M&A and strategic initiatives. The historical presentation of Adjusted EBITDA in this Annual Report on Form 10-K has been recast to conform to the revised definition.

The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations.

	2021	2020	2019	2018	2017
Net income (loss)	$4,963	$31,175	$(14,974)	$(2,332)	$18,009
Income (loss) from discontinued operations, net of tax	—	26,209	(2,090)	(604)	(3,503)
Income (loss) from continuing operations	4,963	4,966	(12,884)	(1,728)	21,512

Interest expense	1,205	2,491	5,139	4,100	2,931
Derivative (gains) losses on interest rate swap	—	—	—	—	(3)
Depreciation and amortization	17,297	16,148	16,201	14,358	10,961
Income tax (benefit) expense*	(2,364)	(3,963)	(3,566)	(646)	(6,228)
EBITDA from continuing operations	21,101	19,642	4,890	16,084	29,173

Share-based compensation**	2,247	1,912	1,319	1,422	2,707
(Gain) loss on disposal of assets	(279)	39	680	—	—
Impairment of goodwill and certain intangibles	—	—	24,152	—	—
(Gain) loss on extinguishment of debt	(6,123)	—	—	315	—
Restructuring and severance expenses	—	—	—	2,347	—
Professional services associated with M&A and strategic initiatives	4,655	558	—	—	—
Adjusted EBITDA from continuing operations	$21,601	$22,151	$31,041	$20,168	$31,880
* The Company estimated current taxable income to be zero and calculated deferred taxes using a statutory rate of 21% based on the enacted tax rate. (See Note 16 to the Consolidated Financial Statements.)
** Reduced to reflect amount included in Restructuring and severance expenses.
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Days sales outstanding in accounts receivable	40.5	40.0	37.1
Days sales outstanding in inventory	26.1	20.5	19.2
Days sales outstanding in accounts payable	14.9	22.9	20.6
Days of working capital	51.6	37.7	35.7
Our days sales outstanding in accounts receivable were relatively flat from 2020 to 2021.
Our days sales outstanding in inventory increased from 2020 to 2021 due to higher inventory values, specifically in our Specialty Petrochemicals segment due to rising feedstock prices.
Our days sales outstanding in accounts payable decreased from 2020 to 2021 due primarily to lower accrued payables in our Specialty Petrochemicals segment.

Sources and Uses of Cash
Cash and cash equivalents decreased $25.1 million during the year ended December 31, 2021. The change in cash and cash equivalents is summarized as follows:

	2021	2020	2019
Net cash provided by (used in)	(in thousands)
Operating activities	$4,375	$25,565	$25,121
Investing activities	(13,298)	55,329	(6,031)
Financing activities	(16,206)	(31,375)	(19,680)
Increase (decrease) in cash and equivalents	$(25,129)	$49,519	$(590)
Cash and cash equivalents	30,535	55,664	6,145
Operating Activities
Operating activities generated cash of $4.4 million during fiscal 2021 as compared with $29.6 million of cash provided during fiscal 2020, excluding operating cash used in discontinued operations of $4.0 million. Net income decreased by $26.2 million while cash provided by operations decreased by $21.2 million from 2020 to 2021. Net income for 2020 included net income from discontinued operations related to the sale of AMAK of $26.2 million, which was not repeated in 2021. Additionally, in 2021, working capital was impacted by the increases in feedstock costs and utilities. In 2020, we converted a significant portion of our deferred tax assets, specifically our net operating losses, to cash by filing NOL carryback claims under the CARES Act.
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
Investing Activities
Cash used in investing activities during fiscal 2021 was approximately $13.3 million, representing a decrease of approximately $68.6 million compared to fiscal 2020. Included in 2020 was approximately $68.5 million of investing cash provided by discontinued operations. The majority of the funds used in investing activities were for additions of plant, pipeline and equipment of approximately $14.2 million, partially offset by proceeds from the sale of PEVM and gains on disposals of assets.
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
Financing Activities
Cash used in financing activities during fiscal 2021 was approximately $16.2 million as compared to $31.4 million during fiscal 2020. The primary use of funds in 2021 was the purchase of treasury stock of approximately $11.5 million in value of our common stock pursuant to the Share Repurchase Program, while in 2020 we reduced our debt with a $30 million prepayment toward our Term Loan Facility. We also made scheduled payments of $4.4 million on our Term Loan Facility.
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
Capital Resources and Requirements
Capital expenditures increased $0.8 million, or 6%, from 2020 to 2021. During 2021 we expended approximately $3.8 million on upgrades to the pipeline for GSPL, approximately $1.5 million to replace and upgrade tanks and towers, and $1.1 million on a new consolidated truck entrance resulting in improved security and plant access.
At December 31, 2021, we had $30.5 million in cash and cash equivalents and borrowing availability of approximately $75.0 million on our Revolving Facility. We believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC

Agreement in both the short-term (i.e., the next 12 months) and the long-term (i.e. beyond the next 12 months). See Note 13 to the Consolidated Financial Statements for additional discussion regarding credit availability.
Our material cash requirements include the following contractual and other obligations.
Debt. Long-term debt obligations approximate $42.2 million as discussed in Note 13 of the Notes to Consolidated Financial Statements.
Leases. The majority of our approximately $8.7 million of operating lease obligations are for railcars as discussed in Note 9 of the Notes to Consolidated Financial Statements.
Other Purchase Obligations. Purchase obligations of approximately $19.7 million are primarily related to commitments for our undelivered feedstock and capital construction projects as discussed in Note 14 of the Notes to Consolidated Financial Statements.
Results of Operations
Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 in Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Comparison of Years 2021 and 2020
The tables containing financial and operating information set forth below are presented to facilitate the discussion of the results of operations, and should not be considered a substitute for, and should be read in conjunction with, the Consolidated Financial Statements.
Specialty Petrochemicals Segment

	2021	2020	Change	% Change
	(thousands of dollars)
Specialty Petrochemicals Product Sales	$228,293	$167,054	$61,239	36.7%
Processing	5,798	5,296	502	9.5%
Gross Revenue	$234,091	$172,350	$61,741	35.8%

Volume of Sales (gallons)
Specialty Petrochemicals Products	78,236	75,101	3,135	4.2%
Prime Products	65,044	61,650	3,394	5.5%
By-products	13,192	13,451	(259)	(1.9)%

Cost of Sales	$207,271	$145,166	$62,105	42.8%
Gross Margin	11.5%	15.8%	(4.3)%
Total Operating Expense*	77,186	70,224	6,962	9.9%
Natural Gas Expense*	7,189	3,737	3,452	92.4%
Operating Labor Costs*	12,605	16,138	(3,533)	(21.9)%
Transportation Costs*	22,550	22,181	369	1.7%
General & Administrative Expense	11,809	10,618	1,191	11.2%
Depreciation**	11,183	10,611	572	5.4%
Adjusted EBITDA	25,895	26,398	(503)	(1.9)%
Capital Expenditures	11,633	11,334	299	2.6%
*Included in cost of sales
**Includes $10,398 and $9,872 for 2021 and 2020 which is included in cost of sales and operating expenses
Gross Revenue
Gross revenue for the Specialty Petrochemicals segment increased from 2020 to 2021 by approximately 35.8% due to an increase in specialty petrochemicals sales volume and an increase in average selling prices. Increase in selling price was primarily attributable to higher feedstock costs in 2021, which impacts pricing for our formula customers.

Specialty Petrochemicals Product Sales
Specialty petrochemicals product sales revenue increased 36.7% from 2020 to 2021 due to an increase in total sales volume of 4.2% and an increase in average selling price of 31.2%. Much of the increase in sales volume was due to higher demand as the industry continued to recover from the COVID-19 pandemic, primarily driven by higher sales to polyethylene end-use markets. Sales to other end-use markets were also generally stronger compared to 2020, with the exception of oil sands, which has continued to decline. By-product sales volumes declined 1.9% as compared to 2020 as we operated our Advanced Reformer at lower rates to build prime product inventory in preparation for turnaround work early in 2022. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products.
Our average selling price increased primarily because of higher feedstock costs. A large portion of our prime products sales are contracted with pricing formulas which are tied to prior month natural gasoline prices which is our primary feedstock. Average delivered feedstock price for 2021 was approximately 83% higher than 2020 as natural gasoline prices rose with crude oil prices throughout 2021. Additionally, prices for by-products in 2021 were higher than in 2020 due to higher prices for the components in our by-products stream. This also contributed to higher overall selling price.
Foreign sales volume accounted for approximately 18.5% of specialty petrochemicals sales volume and approximately 19.9% of revenue for specialty petrochemicals product sales during 2021 as compared to approximately 23.6% of volume and approximately 25.4% of revenue for specialty petrochemicals product sales during 2020. Excluding oil sands, foreign sales volumes in 2021 were 0.6 million gallons, an increase of approximately 5%, as compared to 2020, primarily due to recovery of customer demand resulting from global economic recovery from the COVID-19 pandemic.
Processing Fees
Processing fees increased approximately 9.5% from 2020 to 2021 primarily due to renegotiated contracts which raised revenues.
Cost of Sales (includes but is not limited to raw materials, total operating expense, natural gas, operating labor and transportation)
Cost of Sales increased 42.8% from 2020 to 2021 due to higher raw material costs, higher operating expense and the increase in sales volume. Our average delivered feedstock cost per gallon increased approximately 83% from 2020 to 2021 mostly tracking the increase in crude oil price. The price of natural gasoline is highly correlated with the price of crude oil. Natural gasoline is the heavier liquid component remaining after ethane, propane and mixed butanes are removed from liquids produced by natural gas wells. The material is a commodity product in the oil/petrochemical markets and generally is readily available.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation, and transportation)
Total Operating Expense increased 9.9% from 2020 to 2021 or approximately $7.0 million. The key driver for the increase was higher natural gas costs.
Natural gas expense increased approximately 92% from 2020 to 2021 primarily due to a increase in the average per unit cost. Consumption was slightly higher than in 2020 primarily due to higher sales volume. The average price per MMBTU for 2021 was higher by approximately 107% from 2020 while volume remained relatively flat.
Gross Margin
Gross margin decreased from 15.8% of gross revenue in 2020 to 11.5% of gross revenue in 2021. The decrease in gross margin was driven by a decrease in margins for prime products offset by an increase in margins for by-products. Prime product margins were reduced due to higher feedstock and operating costs primarily for freight and utilities, while by-product margins increased due to higher component prices.
General and Administrative Expense
General and Administrative costs increased 11.2% from 2020 to 2021 primarily due to higher insurance costs.
Capital Expenditures
Capital expenditures in 2021 decreased 2.6% or approximately $0.3 million from 2020.

Specialty Waxes Segment

	2021	2020	Change	% Change
	(thousands of dollars)
Product Sales	$29,246	$25,321	$3,925	15.5%
Processing	9,353	10,955	(1,602)	(14.6)%
Gross Revenue	$38,599	$36,276	$2,323	6.4%

Volume of specialty waxes sales (pounds)	35,838	36,387	(549)	(1.5)%

Cost of Sales	$36,843	$34,782	$2,061	5.9%
Gross Margin (Loss)	4.5%	4.1%	0.4%
General & Administrative Expense	4,653	5,160	(507)	(9.8)%
Depreciation and Amortization*	6,108	5,522	586	10.6%
Adjusted EBITDA	3,119	1,961	1,158	59.1%
Capital Expenditures	2,519	1,995	524	26.3%
*Includes $6,017 and $5,428 for 2021 and 2020, respectively, which is included in cost of sales
Product Sales
Product sales revenue increased 15.5% while product sales volume decreased 1.5% from 2020 to 2021. The increase in revenues was primarily driven by higher selling prices as compared to 2020. Polyethylene wax sales saw volume remain flat and revenue from polyethylene wax increased approximately 16.2% as a result of higher sales prices. Average wax sales price increased approximately 17.5% in 2021 compared to 2020.
Processing Fees
Processing fees decreased 14.6% from 2020 to 2021. Processing fees were negatively impacted by the Texas freeze event in February 2021 and reduced customer demand for custom processing services driven by the COVID-19 pandemic.
Cost of Sales
Cost of Sales increased approximately $2.1 million, or 5.9%, from 2020 to 2021. This increase was driven by higher polyethylene wax feed cost.
General and Administrative Expense
General and Administrative costs decreased 9.8% from 2020 to 2021 driven by lower bonus accruals and compensation costs, partially offset by increased insurance costs.
Capital Expenditures
Capital expenditures increased from approximately $2.0 million to $2.5 million or 26.3% from 2020 to 2021, primarily due to restoration costs associated with the damage to pipes and other plant equipment resulting from the Texas freeze event in February 2021.
Corporate Segment

	2021	2020	Change	%Change
	(in thousands)
General & Administrative Expense	$14,838	$9,125	$5,713	62.6%
Corporate expenses increased $5.7 million from 2020 to 2021 primarily due to one-time costs for professional services associated with M&A and strategic initiatives of approximately $4.7 million as well as higher insurance costs.
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
Critical Accounting Estimates
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
Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, the impairment amount is calculated as the amount by which carrying value exceeds the fair value of the long-lived assets. Our long-lived assets include our specialty petrochemicals facility and our specialty waxes facility.
Our specialty petrochemicals facility and specialty waxes facility are currently our revenue generating assets. The facilities were in full operation at December 31, 2021.
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
Investment in AMAK (Discontinued Operations)
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments represents the potential loss resulting from adverse changes in interest rates, foreign currency rates and commodity prices. Our exposure to interest rate changes results from our variable rate debt instruments which are vulnerable to changes in short term United States prime interest rates. At December 31, 2021, 2020 and 2019, we had approximately $43.3 million, $46.6 million, and $83.9 million, respectively, in variable rate debt outstanding, excluding deferred financing costs. A hypothetical 10% change in interest rates underlying these borrowings would result in annual changes in our earnings and cash flows of approximately $0.1 million, $0.1 million, and $0.4 million at December 31, 2021, 2020 and 2019, respectively.
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
At the end of 2021, market risk for 2022 was estimated as a hypothetical 10% increase in the cost of natural gas and feedstock over the market price prevailing on December 31, 2021. Assuming that 2022 total specialty petrochemicals product sales volumes stay at the same rate as 2021, the 10% market risk increase will result in an increase in the cost of natural gas and feedstock of approximately $14.8 million in fiscal 2022.
ITEM 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements of the Company and the consolidated financial statement schedules, including the report of our independent registered public accounting firm (Firm ID 5127) thereon, are set forth beginning on Page F-1.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure because of the material weakness in our internal control over financial reporting described below.
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
Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon the framework in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
(d) Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on Internal Control over Financial Reporting
We have audited Trecora Resources’ (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated March 10, 2022, expressed an unqualified opinion.
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

/s/ BKM Sowan Horan, LLP
Dallas, Texas
March 10, 2022

ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2021.
We have adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy is available on our website at www.trecora.com. We intend to disclose future amendments to our Code of Business Conduct and Ethics and any grant of a waiver from a provision of our Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules on our website.
ITEM 11. Executive Compensation.
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2021.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2021.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2021.
ITEM 14. Principal Accounting Fees and Services.
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2021.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a) 1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets dated December 31, 2021 and 2020
Consolidated Statements of Operations for the three years ended December 31, 2021
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2021
Consolidated Statements of Cash Flows for the three years ended December 31, 2021
Notes to Consolidated Financial Statements
2. The following financial statement schedules are filed with this Report:
Schedule II -- Valuation and Qualifying Accounts for the three years ended December 31, 2021
3. The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement. The below exhibit marked with a degree sign (°) has been redacted in part, in compliance with Regulation S-K Item 601. The Company agrees to furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission upon its request.

Exhibit Number	Description
2.1
Share Sale and Purchase Agreement, dated as of September 22, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (file No. 001-33926))

Exhibit Number	Description
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

10.7+*	Letter Agreement, dated as of May 8, 2020, between Trecora Resources and Michael Silberman
10.8+*	Letter Agreement, dated as of April 19, 2021, between Trecora Resources and Rafael Pons
10.9+
Retirement Agreement, dated as of April 19, 2021, between Trecora Resources and John R. Townsend (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.10+	Trecora Resources Change of Control Severance Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file No. 001-33926))
10.11+*	Form of Indemnification Agreement entered into by each director and officer of the Company
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

10.15+
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based Grants) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (file No. 001-33926))

Exhibit Number	Description
10.16+
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based Grants) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (file No. 001-33926))

10.17
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.18
Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based)(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.19+
Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10.20+	Summary of Trecora Resources Annual Bonus Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file No. 001-33926))
10.21°
Second Amended and Restated Natural Gasoline Supply and Handling Agreement, dated as of May 1, 2020, between Martin Operating Partnership L.P. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (file No. 001-33926))

10.22
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

21*	Subsidiaries of Trecora Resources
23.1*	Consent of Independent Registered Public Accounting Firm, BKM Sowan Horan, LLP

Exhibit Number	Description
24*	Power of Attorney (set forth on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)
ITEM 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRECORA RESOURCES

Dated: March 10, 2022	By:	/s/ Patrick Quarles
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 10, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trecora Resources
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Trecora Resources and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes and schedules listed in the index at Item 15(a) (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2022, expressed an unqualified opinion.
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
Recoverability of the Specialty Waxes segment long-lived assets
The Company’s Specialty Waxes segment has total assets of $79.9 million, including Net Plant, Pipeline, and Equipment of $58.1 million and Net Intangibles Assets of $11.1 million. The Company considers the Specialty Waxes segment to be a single long lived asset group. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that it’s carrying amount may not be recoverable. For the year ended December 31, 2021, the Specialty Waxes segment had a net loss of $0.8 million.
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
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ BKM Sowan Horan, LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
March 10, 2022

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2021	2020
	(thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,535	$55,664
Trade receivables, net (Note 4)	32,811	25,301
Inventories (Note 5)	21,134	12,945
Prepaid expenses and other assets (Note 7)	4,313	9,198
Taxes receivable	—	2,788
Total current assets	88,793	105,896

PLANT, PIPELINE, AND EQUIPMENT, NET (Note 8)	185,521	187,104
OPERATING LEASE ASSETS, NET (Note 9)	8,170	10,528
INTANGIBLE ASSETS, NET (Note 10)	11,056	12,893
MINERAL PROPERTIES (Note 11)	—	412
TOTAL ASSETS	$293,540	$316,833

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$12,075	$14,447
Accrued liabilities (Note 12)	5,873	6,857
Current portion of long-term debt (Note 13)	4,194	4,194
Current portion of operating lease (Note 9)	3,227	3,195
Current portion of other liabilities	626	891
Total current liabilities	25,995	29,584

CARES ACT, PPP Loans	—	6,123
LONG-TERM DEBT, net of current portion (Note 13)	37,707	41,901
OPERATING LEASE LONG TERM (Note 9)	4,923	7,333
OTHER LIABILITIES, net of current portion	417	968
DEFERRED INCOME TAXES (Note 16)	24,525	26,517
Total liabilities	93,567	112,426

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common Stock ‑ authorized 40 million shares of $.10 par value; issued 25.0 and 24.8 million in 2021 and 2020, respectively, and outstanding 23.6 and 24.8 million in 2021 and 2020, respectively	2,499	2,483
Additional Paid-in Capital	63,260	61,311
Common Stock in Treasury, at cost 1.4 and nil million shares in 2021 and 2020, respectively	(11,486)	—
Retained Earnings	145,700	140,324
Total Trecora Resources Stockholders' Equity	199,973	204,118
Non-controlling interest	—	289
Total equity	199,973	204,407

TOTAL LIABILITIES AND EQUITY	$293,540	$316,833

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2021	2020	2019
	(thousands of dollars)
Revenues
Product sales	$257,539	$192,375	$243,314
Processing fees	15,151	16,251	15,645
	272,690	208,626	258,959
Operating costs and expenses
Cost of sales and processing (including depreciation and amortization of $16,415, $15,300, and $15,361, respectively)	244,114	179,948	220,444
Gross Profit	28,576	28,678	38,515

General and Administrative Expenses
General and administrative	26,123	24,334	24,386
Professional services associated with M&A and strategic initiatives	4,655	558	—
Impairment of goodwill and certain intangibles (Note 10)	—	—	24,152
Depreciation	882	848	840
	31,660	25,740	49,378

Operating income (loss)	(3,084)	2,938	(10,863)

Other expenses
Interest expense	1,205	2,491	5,139
Gain on extinguishment of debt	(6,123)	—	—
(Gain) loss on disposal of assets	(279)	39	680
Miscellaneous income	(486)	(595)	(232)
	(5,683)	1,935	5,587

Income (loss) from continuing operations before income tax benefit	2,599	1,003	(16,450)

Income tax benefit	2,364	3,963	3,566

Income (loss) from continuing operations	4,963	4,966	(12,884)

Income (loss) from discontinued operations, net of tax	—	26,209	(2,090)

Net income (loss)	$4,963	$31,175	$(14,974)

Basic income (loss) per common share:
Net income (loss) from continuing operations (dollars)	$0.20	$0.20	$(0.52)
Net income (loss) from discontinued operations, net of tax (dollars)	$—	$1.06	$(0.08)
Net income (loss) (dollars)	$0.20	$1.26	$(0.60)

Basic weighted average number of common shares outstanding	24,459	24,802	24,698

Diluted income (loss) per common share:
Net income (loss) from continuing operations (dollars)	$0.20	$0.20	$(0.52)
Net income (loss) from discontinued operations, net of tax (dollars)	$—	$1.03	$(0.08)
Net income (loss) (dollars)	$0.20	$1.23	$(0.60)

Diluted weighted average number of common shares outstanding	25,081	25,356	24,698

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2021, 2020, and 2019

	TRECORA RESOURCES STOCKHOLDERS
			Additional				Non-
	Common Stock		Paid-In	Treasury	Retained		Controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Total	Interest	Equity
	(thousands)
January 1, 2019	24,626	$2,463	$58,294	$(8)	$124,123	$184,872	$289	$185,161

Stock options
Issued to Directors	—	—	—	—	—	—	—	—
Issued to Employees	—	—	—	—	—	—	—	—
Restricted stock units
Issued to Directors	—	—	353	—	—	353	—	353
Issued to Employees	—	—	883	—	—	883	—	883
Common stock
Issued to Directors	20	1	—	8	—	9	—	9
Issued to Employees	104	11	—	—	—	11	—	11
Net Loss	—	—	—	—	(14,974)	(14,974)	—	(14,974)

December 31, 2019	24,750	$2,475	$59,530	$—	$109,149	$171,154	$289	$171,443

Restricted stock units
Issued to Directors	—	—	1,369	—	—	1,369	—	1,369
Issued to Employees	—	—	420	—	—	420	—	420
Common stock
Issued to Directors	56	5	(5)	—	—	—	—	—
Issued to Employees	27	3	(3)	—	—	—	—	—
Net Loss	—	—	—	—	31,175	31,175	—	31,175

December 31, 2020	24,833	$2,483	$61,311	$—	$140,324	$204,118	$289	$204,407

Restricted stock units
Issued to Directors	—	—	436	—	—	436	—	436
Issued to Employees	—	—	1,529	—	—	1,529	—	1,529
Common stock
Issued to Directors	72	7	(7)	—	—	—	—	—
Issued to Employees	85	9	(9)	—	—	—	—	—
Disposition of Non-Controlling Interest	—	—	—	—	413	413	(289)	124
Stock Repurchases	—	—	—	(11,486)	—	(11,486)	—	(11,486)
Net Income	—	—	—	—	4,963	4,963	—	4,963

December 31, 2021	24,990	$2,499	$63,260	$(11,486)	$145,700	$199,973	$—	$199,973

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2021	2020	2019
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$4,963	$31,175	$(14,974)
Income (Loss) from Discontinued Operations	—	26,209	(2,090)
Income (Loss) from Continuing Operations	$4,963	$4,966	$(12,884)
Adjustments to reconcile Income (Loss) from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,459	14,306	14,345
Amortization of Intangible Assets	1,837	1,842	1,856
Stock-based Compensation	2,247	1,912	1,250
Deferred Income Taxes	(1,992)	14,553	(2,993)
Bad Debt Expense (Recoveries)	—	—	(23)
Amortization of Loan Fees	181	181	181
Gain on Extinguishment of Debt	(6,123)	—	—
(Gain) Loss on Disposal of Assets	(279)	39	680
Impairment of Goodwill and Certain Intangibles	—	—	24,152
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(7,510)	1,018	816
(Increase) Decrease in Taxes Receivable	2,788	(2,606)	—
(Increase) Decrease in Inventories	(8,189)	680	2,914
(Increase) Decrease in Prepaid Expenses and Other Assets	4,885	(2,403)	(304)
Increase (Decrease) in Other Liabilities	(599)	(5,746)	543
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,293)	831	(4,944)
Net Cash Provided by Operating Activities - Continuing Operations	4,375	29,573	25,589
Net Cash Used in Operating Activities - Discontinued Operations	—	(4,008)	(468)
Net Cash Provided by Operating Activities	4,375	25,565	25,121
INVESTING ACTIVITIES
Additions to Plant, Pipeline and Equipment	(14,152)	(13,351)	(10,079)
Proceeds from Sale of Property, Plant and Equipment	319	—	—
Proceeds from PEVM	535	150	27
Net Cash Used in Investing Activities - Continuing Operations	(13,298)	(13,201)	(10,052)
Net Cash Provided by Investing Activities - Discontinued Operations	—	68,530	4,021
Net Cash Provided by (Used in) Investing Activities	(13,298)	55,329	(6,031)
FINANCING ACTIVITIES
Net Cash Paid Related to Stock-Based Compensation	(345)	(123)	(305)
Additions to CARES Act, PPP Loans	—	6,123	—
Additions to Long-Term Debt	—	20,000	2,000
Repayment of Long-Term Debt	(4,375)	(57,375)	(21,375)
Purchase of Treasury Stock	(11,486)	—	—
Net Cash Used in Financing Activities	(16,206)	(31,375)	(19,680)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,129)	49,519	(590)

TRECORA RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2021	2020	2019
	(thousands of dollars)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	55,664	6,145	6,735
CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,535	$55,664	$6,145

Supplemental disclosure of cash flow information:
Cash payments for interest	$986	$2,266	$4,731
Cash payments (net of refunds) for taxes	$(3,029)	$(11,069)	$53

Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$236	$821	$792
Cash held in escrow by AMAK	$—	$1,877	$—
Foreign taxes paid by AMAK	$—	$270	$—

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
The Company owned approximately 55% of the capital stock of a Nevada mining company, Pioche Ely Valley Mines, Inc. (“PEVM”), which did not conduct any substantial business activity and sold all of its remaining assets in 2021. PEVM was legally dissolved in February 2022. For more information, see Note 11.
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
We attribute revenues to countries based upon the origination of the transaction. All of our revenues for the years ended December 31, 2021, 2020, and 2019, originated in the United States. In addition, all of our long-lived assets are in the United States.
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
Trade Receivables and Allowance for Doubtful Accounts – We evaluate the collectability of our trade receivables and adequacy of the allowance for doubtful accounts based upon historical experience and any specific customer financial difficulties of which we become aware. For the year ended December 31, 2021, there was no change in the allowance for doubtful accounts balance. For the year ended December 31, 2020, we decreased the balance by $129,000 due to collections of previously allowed for receivables. For the year ended December 31, 2019, we increased the balance by $152,000 due to concerns regarding collectability for a specific customer. We track customer balances and past due amounts to determine if customers may be having financial difficulties. This, along with historical experience and a working knowledge of each customer, helps determine accounts that should be written off. Amounts written off were nil, $129,000 and nil in 2021, 2020 and 2019, respectively.
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
Investment in AMAK (Discontinued Operations) – Prior to the completion of the sale of our ownership interest in AMAK, we accounted for our investment in AMAK using the equity method of accounting under which we recorded in income our share of AMAK’s income or loss for each period. The amount recorded was also adjusted to reflect the amortization of certain differences between the basis in our investment in AMAK and our share of the net assets of AMAK was reflected in AMAK’s financial statements (see Note 6). Any proceeds received from or payments made to AMAK were recorded as decreases or increases in the balance of our investment.

Other Assets – Other assets include a license used in specialty petrochemicals operations, spare parts inventory and certain specialty petrochemicals assets. Spare parts are accounted for using FIFO.
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

Retirement Plan – We offer employees the benefit of participating in a 401(k) plan. We match 100% up to 6% of pay with vesting occurring over 2 years. For the years ended December 31, 2021, 2020, and 2019, matching contributions of approximately $1.3 million, $1.3 million, and $1.3 million, respectively, were made on behalf of employees.
Environmental Liabilities – Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.
Other Liabilities – We periodically make changes in or expand our custom processing units at the request of the customer. The cost to make these changes is shared by the customer. Upon completion of a project a note receivable and a deferred liability are recorded to recover the project costs which are then capitalized. At times instead of a note receivable being established, the customer pays an upfront cost. The amortization of other liabilities is recorded as a reduction to depreciation expense over the life of the contract with the customer. As of December 31 of each year, depreciation expense was offset and reduced by approximately $0.2 million, $0.8 million, and $0.8 million, for 2021, 2020, and 2019, respectively.
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
Foreign Currency – The functional currency for the Company and each of the Company’s subsidiaries is the US dollar (USD). Transaction gains or losses as a result of transactions denominated and settled in currencies other than the USD are reflected in the statements of income as foreign exchange transaction gains or losses. We do not employ any practices to minimize foreign currency risks. As of December 31, 2021, 2020 and 2019, foreign currency translation adjustments were not significant.
Management Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts receivable and inventory obsolescence; assessment of impairment of our long-lived assets and intangible assets; litigation liabilities, post-retirement benefit obligations, environmental liabilities, and current and deferred income taxes. Actual results could differ from these estimates.
In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of the Consolidated Financial Statements. These estimates may change, as new events occur and additional information is obtained.
Share-Based Compensation – We recognize share-based compensation of stock options granted based upon the fair value of options on the grant date using the Black-Scholes pricing model (see Note 15). Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payments awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 includes compensation expense based on the estimated grant date fair value for awards that are ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Estimated forfeitures at the time of grant are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Subsequent Events – The Company has evaluated subsequent events through March 10, 2022, the date that the Consolidated Financial Statements were approved by management.
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
NOTE 3 - CONCENTRATIONS OF REVENUES AND CREDIT RISK
We sell our products and services to companies in the chemical, plastics, and petroleum industries. We perform periodic credit evaluations of our customers and generally do not require collateral from our customers. For the years ended December 31, 2021, 2020, and 2019, one customer accounted for 13.4%, 15.4%, and 15.0%, respectively, of consolidated revenue. The associated accounts receivable balances for this customer, ExxonMobil and their affiliates, were approximately $4.6 million and $4.1 million at December 31, 2021 and 2020, respectively.
We market our products in many foreign jurisdictions. For the years ended December 31, 2021, 2020, and 2019, revenue in foreign jurisdictions accounted for approximately 19.0%, 24.0%, and 21.9% of consolidated revenue, respectively.

SHR utilizes one major supplier to purchase all our feedstock supply. The feedstock is a commodity product commonly available from other suppliers if needed. At December 31, 2021, and 2020, we owed the supplier approximately $3.4 million and $4.4 million, respectively, for feedstock purchases.
We hold our cash with various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, cash balances may exceed this limit. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss related to cash.
NOTE 4 – TRADE RECEIVABLES

Trade receivables, net, at December 31, consisted of the following:
	2021	2020
	(thousands of dollars)
Trade receivables	$33,111	$25,601
Less allowance for doubtful accounts	(300)	(300)
Trade receivables, net	$32,811	$25,301
Accounts receivable serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
NOTE 5 – INVENTORIES

Inventories include the following at December 31:
	2021	2020
	(thousands of dollars)
Raw material	$2,348	$2,580
Work in process	212	138
Finished products	18,574	10,227
Total inventory	$21,134	$12,945
Inventory serves as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
Inventory included products in transit valued at approximately $4.9 million and $3.6 million at December 31, 2021 and 2020, respectively.
NOTE 6 - DISCONTINUED OPERATIONS
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
In connection with the Share Sale, the Company also recorded income from discontinued operations, net of tax, of approximately $1.5 million in the third quarter of 2020, which represents a portion of the Purchaser’s non-refundable deposit of 5% of the purchase price that was forfeited by certain Purchasers for failing to timely close the Share Sale. Other fees and expenses incurred and paid by the Company related to the transaction were approximately $4.0 million and are reflected in operating cash flows from discontinued operations for 2020.
In connection with the completion of the Share Sale, the Company filed the necessary tax returns in the Kingdom of Saudi Arabia and paid foreign taxes related to the transaction of approximately $1.3 million. These foreign taxes created a foreign tax credit which was used to offset U.S. taxes in 2020.
As previously disclosed, and as a result of the Company’s initial investment in AMAK, the Company was required to execute a limited guarantee on October 24, 2010 (the “Guarantee”) of up to 41% of a loan (the “Loan”) by the Saudi Industrial Development Fund (“SIDF”) to AMAK to fund the construction of the AMAK facilities and to provide working capital needs. The provision of personal or corporate guarantees, as applicable, by each shareholder of AMAK was a condition to SIDF providing the Loan. Pursuant to the Purchase Agreement, the Purchasers (other than AMAK) agreed, upon the completion of the Share Sale, to assume the Company’s obligation under the Guarantee (proportionately based upon such Purchaser’s percentage acquisition of ordinary shares in the Share Sale). While a formal written release of the Company from the Guarantee was not obtained from SIDF prior to closing, the Company believes that the Purchasers’ assumption of the Company’s obligation under the Guarantee effectively eliminates the Company’s liability arising under the Guarantee.
As the sale of the Company's interest in AMAK was completed as of September 28, 2020, there is no applicable 2021 financial information to present and it is thereby omitted for comparison purposes.
Included in discontinued operations are the following:

	Years Ended December 31,
	2020	2019
	(thousands of dollars)
Saudi administration and transaction expenses	$(2,452)	$(187)
Equity in earnings (losses) of AMAK	702	(986)
Gain (loss) on sale of equity interest	34,926	(1,473)
Income (loss) from discontinued operations before taxes	33,176	(2,646)
Tax (expense) benefit	(6,967)	556
Income (loss) from discontinued operations, net of tax	$26,209	$(2,090)
AMAK’s financial statements were prepared in the functional currency of AMAK which is the SAR. In June 1986 the SAR was officially pegged to the U. S. Dollar at a fixed exchange rate of 1 USD to 3.75 SAR.
The summarized results of operations and financial position for AMAK are as follows:

Results of Operations	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
	(thousands of dollars)
Sales	$62,633	$78,350
Cost of sales	(55,728)	(69,620)
Gross profit	6,905	8,730
Selling, general, and administrative	(4,985)	(13,047)
Operating income (loss)	1,920	(4,317)
Other (expense) income	(346)	558
Finance and interest expense	(1,211)	(1,450)
Income (loss) before Zakat and income taxes	363	(5,209)
Zakat and income tax (expense) benefit	(490)	(1,801)
Net loss	$(127)	$(7,010)

Financial Position	September 30,
2020
(thousands of dollars)
Current assets	$29,799
Noncurrent assets	209,814
Total assets	$239,613

Current liabilities	$40,919
Long term liabilities	79,122
Stockholders' equity	119,572
$239,613

The equity in the earnings (losses) of AMAK included in income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2020 and 2019 is comprised of the following:

	Nine Months Ended September 30,		Year Ended December 31,
	2020		2019
	(thousands of dollars)
AMAK Net Loss	(127)		(7,010)

Company’s share of loss reported by AMAK	(308)	*	(1,996)
Amortization of difference between Company’s investment in AMAK and Company’s share of net assets of AMAK	1,010		1,010
Equity in earnings (losses) of AMAK	702		(986)
* Percentage of Ownership varies during the period.
NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at December 31 are summarized as follows:
	2021	2020
	(thousands of dollars)
Prepaid license	$500	$403
Prepaid insurance	1,145	4,241
Spare parts	2,114	2,376
Cash held by AMAK for foreign taxes (see Note 6)	—	1,877
Other prepaid expenses and assets	554	301
Total	$4,313	$9,198
NOTE 8 – PLANT, PIPELINE AND EQUIPMENT

Plant, pipeline and equipment include the following at December 31:
	2021	2020
	(thousands of dollars)
Platinum catalyst	$1,478	$1,580
Catalyst	4,325	4,325
Land	5,428	5,428
Plant, pipeline and equipment	282,780	270,149
Construction in progress	7,213	6,422
Total plant, pipeline and equipment	301,224	287,904
Less accumulated depreciation	(115,703)	(100,800)
Net plant, pipeline and equipment	$185,521	$187,104
Plant, pipeline and equipment serve as collateral for our amended and restated loan agreement with a domestic bank (see Note 13).
Labor capitalized for construction for 2021, 2020 and 2019 was approximately $0.6 million, $0.6 million and nil, respectively.

NOTE 9 – LEASES
The components of lease expense were as follows:

		December 31,
($ in thousands)	Classification in the Consolidated Statements of Operations	2021	2020	2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$4,366	$4,088	$4,361
Operating lease cost (a)	Selling, general and administrative	135	137	137
Total operating lease cost		$4,501	$4,225	$4,498

Finance lease cost:
Amortization of right-of-use assets	Depreciation	—	—	—
Interest on lease liabilities	Interest Expense	—	—	—
Total finance lease cost		$—	$—	$—

Total lease cost		$4,501	$4,225	$4,498

(a) Short-term lease costs were approximately $0.8 million, $0.5 million and nil as of December 31, 2021, 2020 and 2019, respectively.
The Company had no variable lease expense during the period.

		December 31,
($ in thousands)	Classification on the Consolidated Balance Sheets	2021	2020
Assets:
Operating	Operating lease assets	$8,170	$10,528
Finance	Property, plant, and equipment	—	—
Total leased assets		$8,170	$10,528

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,227	$3,195
Finance	Short-term debt and current portion of long-term debt	—	—
Noncurrent
Operating	Operating lease liabilities	4,923	7,333
Finance	Long-term debt	—	—
Total lease liabilities		$8,150	$10,528

	December 31,
($ in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,678	$3,713	$4,389
Operating cash flows used for finance leases	—	—	—
Financing cash flows used for finance leases	—	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$915	$206	$81
Finance leases	—	—	—

	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	3.0	3.7
Finance leases	0.0	0.0
Weighted-average discount rate:
Operating leases	4.5%	4.5%
Finance leases	—%	—%
Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of December 31, 2021, maturities of lease liabilities were as follows:

($ in thousands)	Operating Leases	Finance Leases
2022	$3,511	$—
2023	2,619	—
2024	1,298	—
2025	1,123	—
2026	149	—
Total lease payments	$8,700	$—
Less: Interest	550	—
Total lease obligations	$8,150	$—
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
We evaluated our goodwill for impairment during the fourth quarter of 2019 in connection with our annual review. As part of our review, we assessed 2019 operating performance and its impact on the operating cash flows of our Specialty Waxes reporting unit. We concluded based on this analysis that the estimates of fair value of our Specialty Waxes reporting unit was lower than its book value, including goodwill. As a result, we recorded a non-cash impairment charge of $24.2 million in 2019, representing all of the goodwill previously allocated to this reporting unit.
Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	December 31, 2021
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(8,145)	$8,707
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(808)	663
Developed technology	6,131	(4,445)	1,686
Total	$24,548	$(13,492)	$11,056

	December 31, 2020
Intangible assets subject to amortization (Definite-lived)	Gross	Accumulated Amortization	Net
Customer relationships	$16,852	$(7,022)	$9,830
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(707)	764
Developed technology	6,131	(3,832)	2,299
Total	$24,548	$(11,655)	$12,893
Amortization expense for intangible assets included in cost of sales for the years ended December 31, 2021, 2020, and 2019, was approximately $1.8 million, $1.8 million, and $1.9 million respectively.
Based on identified intangible assets that are subject to amortization as of December 31, 2021, we expect future amortization expenses for each period to be as follows (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Customer relationships	$8,707	$1,123	$1,123	$1,123	$1,123	$1,123	$3,092
Licenses and permits	663	86	86	86	86	86	233
Developed technology	1,686	613	613	460	—	—	—
Total future amortization expense	$11,056	$1,822	$1,822	$1,669	$1,209	$1,209	$3,325
NOTE 11 - MINERAL PROPERTIES IN THE UNITED STATES
The principal assets of PEVM were an undivided interest in 48 patented and 5 unpatented mining claims totaling approximately 1,500 acres in southeast Nevada. In November 2019, PEVM entered into a sales contract. The sale, which was completed on November 11, 2021, resulted in liquidation of substantially all of PEVM's remaining assets. All proceeds from the sale were used to repay outstanding indebtedness owed to the Company. PEVM was legally dissolved on February 16, 2022.
NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities at December 31 are summarized as follows:
	2021	2020
	(thousands of dollars)
Accrued state taxes	$192	$125
Accrued payroll	3,123	2,282
Accrued royalties	294	260
Accrued officer compensation	989	1,053
Accrued professional expenses	287	559
Accrued foreign taxes	—	1,054
Other liabilities	988	1,524
Total	$5,873	$6,857
NOTE 13 - LONG-TERM DEBT AND LONG-TERM OBLIGATIONS
Senior Secured Credit Facilities

As of December 31, 2021, the Company had no outstanding borrowings under the senior secured revolving credit facility (the “Revolving Facility”) and approximately $42.2 million in borrowings outstanding under the senior secured term loan facility (the “Term Loan Facility”) (and, together with the Revolving Facility, the “Credit Facilities”), in each case, under the Company's amended and restated credit agreement (as amended, the “ARC Agreement”), entered into by TOCCO, SHR, GSPL and TC (SHR, GSPL and TC collectively the “Guarantors”). As of December 31, 2021, the Company had approximately $75.0 million of availability under our Revolving Facility (which has aggregate commitments of $75.0 million under the ARC Agreement). However, TOCCO’s ability to make additional borrowings under the Revolving Facility at December 31, 2021 was limited by, and in the future may be limited by, the Company’s obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).

The maturity date for the ARC Agreement is July 31, 2023. Subject to the lenders acceptance of any increased commitment and other conditions, TOCCO has the option, at any time, to request an increase to the commitment under the Revolving Facility and/or the Term Loan Facility by an additional amount of up to $50.0 million in the aggregate.
Borrowings under each of the Credit Facilities bear interest on the outstanding principal amount at a rate equal to LIBOR plus an applicable margin of 1.25% to 2.50% or, at our option, the Base Rate plus an applicable margin of 0.25% to 1.50%, in each case, with the applicable margin being determined based on the Consolidated Leverage Ratio of TOCCO. A commitment fee between 0.20% and 0.375% is also payable quarterly on the unused portion of the Revolving Facility. As of December 31, 2021, the year to date effective interest rate for the Credit Facilities was 1.85%. Borrowings under the Term Loan Facility are subject to quarterly amortization payments, approximating $4.4 million annually, based on a commercial style amortization method over a twenty years period; provided, that the final principal installment will be paid on the maturity date and will be in an amount equal to the outstanding borrowings under the Term Loan Facility on such date.
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
For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.05 and 1.65 as of December 31, 2021 and December 31, 2020, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 4.79 and 1.8 as of December 31, 2021 and December 31, 2020, respectively.
On May 3, 2021, TOCCO and the Guarantors entered into an Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth Amendment”) which amended the definition of Consolidated EBITDA for any Measurement Period (as defined in the ARC Agreement) to allow for certain add backs not to exceed $5.0 million in the aggregate for the 2021 fiscal year related to charges, expenses and losses arising from or related to Texas freeze event.
The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of December 31, 2021.
PPP Loans
On May 6, 2020, SHR and TC (collectively, the “Borrowers”) received loan proceeds from loans (the “PPP Loans”) under the United States Small Business Administration Paycheck Protection Program in an aggregate principal amount of approximately $6.1 million. The PPP Loans were evidenced by unsecured promissory notes each payable to Bank of America, N.A. The Borrowers fully utilized the PPP Loans to cover payroll and benefits costs in accordance with the relevant terms and conditions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company was notified of full forgiveness for the PPP Loans for TC and SHR on September 8, 2021 and November 6, 2021, respectively. The forgiveness of the PPP Loans is recognized as gain on extinguishment of debt in the Consolidated Financial Statements as of December 31, 2021.
Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement. Unamortized debt issuance costs of approximately $0.3 million and $0.5 million for the years ended December 31, 2021 and December 31, 2020, have been netted against outstanding loan balances.

Long-term debt and long-term obligations at December 31 are summarized as follows:
	2021	2020
	(thousands of dollars)
Revolving facility	$—	$—
Term loan facility	42,188	46,563
Loan fees	(287)	(468)
Total long-term debt	41,901	46,095
Less current portion including loan fees	4,194	4,194
Total long-term debt, less current portion including loan fees	$37,707	$41,901

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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of December 31, 2021 and 2020, the value of the remaining undelivered feedstock approximated $19.7 million and $9.2 million, respectively.
From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts as prescribed by our agreements with our suppliers. The shortfall fee expenses were $0.3 million, $1.1 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $1.1 million in 2021, $0.9 million in 2020 and $0.9 million in 2019.
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
Share-based compensation of approximately $2.2 million, $1.9 million, and $1.3 million was recognized in 2021, 2020, and 2019, respectively.
Stock Options and Warrant Awards
Stock options and warrants granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no stock options or warrant awards issued during 2021, 2020, or 2019.

A summary of the status of the Company’s stock option and warrant awards is as follows:
	Stock Options and Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2021	487,000	$10.87
Granted	—	—
Expired	—	—
Exercised	(20,000)	4.09
Forfeited	—	—
Outstanding at December 31, 2021	467,000	$11.16	1.9	$—
Expected to vest	—	$—	0.0	$—
Exercisable at December 31, 2021	467,000	$11.16	1.9	$—
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2021, options to purchase approximately 0.1 million shares of common stock were in-the-money.

Since no options were granted, the weighted average grant-date fair value per share of options granted during the years 2021, 2020, and 2019 was nil. During 2021, 2020, and 2019 the aggregate intrinsic value of options and warrants exercised was approximately nil, $0.1 million and $2.6 million respectively, determined as of the date of option exercise.
The Company received approximately nil, nil and $0.9 million in cash from the exercise of options during 2021, 2020 and 2019, respectively. Of the 85,000 stock options and warrants exercised in 2019, the Company only issued approximately 11,000 shares due to cashless transactions. The tax benefit realized from the exercise in 2019 was insignificant.
As of December 31, 2021, there was no unrecognized compensation costs related to non-vested share-based compensation.
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

A summary of the status of the Company’s restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2021	567,563	$7.42
Granted	337,443	7.30
Forfeited	(121,448)	7.98
Vested	(197,114)	7.75
Outstanding at December 31, 2021	586,444	$7.32
Expected to vest	586,444
As of December 31, 2021, there was approximately $0.7 million of unrecognized compensation costs related to non-vested restricted share-based compensation that is expected to be recognized over a weighted average period of 1.1 years.

NOTE 16 – INCOME TAXES
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of these years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed its review of its procedures and initiated additional requests for information which has been submitted for their review. In early 2022, we were contacted by the State of Texas to schedule meetings to close the examinations. We do not expect any material changes from the results of the Texas audits. Our federal and Texas tax returns remain open for examination for the years 2017 through 2020. As of December 31, 2021 and 2020, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act provided stimulus measures to companies impacted by the COVID-19 pandemic, which included the ability to defer payment for employer payroll taxes, utilize net operating loss (“NOL”) carrybacks, increased the limitation on the deductibility of interest expense, technical corrections to allow accelerated tax depreciation on qualified improvement property, as well as allowing qualified businesses to apply for loans and grants. We filed carryback claims allowed under these provisions and have collected all amounts, including interest.

The provision (benefit) for income taxes from continuing operations consisted of the following:
	Year ended December 31,
	2021	2020	2019
	(thousands of dollars)
Current federal benefit	$(552)	$(19,190)	$—
Current state expense	173	86	91

Deferred federal expense (benefit)	(1,910)	15,140	(3,564)
Deferred state expense (benefit)	(75)	1	(93)

Income tax expense (benefit)	$(2,364)	$(3,963)	$(3,566)
The difference between the year ended effective tax rate in income tax expense (benefit) and the Federal statutory rate of 21% is as follows:

	2021	2020	2019
	(thousands of dollars)
Income taxes at U.S. statutory rate	$546	$211	$(3,455)
State taxes, net of federal benefit	62	71	256
Forgiveness of PPP Loans	(1,286)	—	—
Net operating loss carryback	—	(4,655)	—
Research and development credits	—	(518)	(203)
Permanent and other items	(1,686)	928	(164)
Total tax benefit	$(2,364)	$(3,963)	$(3,566)
The significant differences in rate are primarily due to compensation limits, stock-based compensation, tax impact of law changes, research and development credits and forgiveness of PPP Loans.
Tax effects of temporary differences that give rise to significant portions of federal and state deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(thousands of dollars)
Deferred tax liabilities:
Plant, pipeline and equipment	$(31,126)	$(31,119)
Other assets	(29)	(31)
Operating lease asset	(1,712)	(2,211)
Total deferred tax liabilities	$(32,867)	$(33,361)

Deferred tax assets:
Net operating loss carryforward	1,836	—
Intangible assets	3,079	3,396
Operating lease liability	1,712	2,211
Stock-based compensation	1,070	956
Mineral interests	—	226
Interest expense carryforward	253	—
Inventory	263	146
Other	129	135
Gross deferred tax assets	8,342	7,070
Valuation allowance	—	(226)
Total net deferred tax assets	$8,342	$6,844
Net deferred tax liabilities	$(24,525)	$(26,517)
We had provided a valuation allowance in 2020 against our mineral interests deferred tax assets because of uncertainties regarding their realization. The mineral interest deferred tax asset and corresponding valuation allowance was removed in 2021 as a result of the sale of PEVM. See Note 11.
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

	Year Ended December 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net revenues	$234,091	$38,599	$—	$272,690
Operating income (loss) before depreciation and amortization	25,930	3,120	(14,838)	14,212
Operating income (loss)	14,748	(2,988)	(14,844)	(3,084)
Income (loss) from continuing operations before taxes	17,722	(800)	(14,323)	2,599
Depreciation and amortization	11,183	6,108	5	17,296
Capital expenditures	11,633	2,519	—	14,152

	Year Ended December 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
		(in thousands)
Intangible assets, net	$—	$11,056	$—	$—	$11,056
Total assets	298,966	79,860	109,292	(194,578)	293,540

	Year Ended December 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net revenues	$172,350	$36,276	$—	$208,626
Operating income (loss) before depreciation and amortization	26,438	1,762	(9,114)	19,086
Operating income (loss)	15,827	(3,760)	(9,129)	2,938
Income (loss) from continuing operations before taxes	13,294	(3,606)	(8,685)	1,003
Depreciation and amortization	10,611	5,522	16	16,149
Capital expenditures	11,334	2,017	—	13,351

	Year Ended December 31, 2020
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
		(in thousands)
Intangible assets, net	$—	$12,893	$—	$—	$12,893
Total assets	298,198	83,108	127,260	(191,733)	316,833

NOTE 18 - NET INCOME (LOSS) PER COMMON SHARE

	Year ended December 31,
	2021	2020	2019
	(thousands of dollars, except per share amounts)
Net Income per Common Share - Continuing Operations
Net income (loss) from continuing operations	$4,963	$4,966	$(12,884)

Basic income (loss) from continuing operations per common share:
Weighted average shares outstanding	24,459	24,802	24,698
Per share amount (dollars)	$0.20	$0.20	$(0.52)

Diluted income (loss) from continuing operations per common share:
Weighted average shares outstanding	25,081	25,356	24,698
Per share amount (dollars)	$0.20	$0.20	$(0.52)

Weighted average shares-denominator basic computation	24,459	24,802	24,698
Unvested restricted stock unit grant	622	554	—
Weighted average shares, as adjusted denominator diluted computation	25,081	25,356	24,698

Net Income per Common Share - Discontinued Operations
Net income (loss) from discontinued operations	$—	$26,209	$(2,090)

Basic income (loss) from discontinued operations per common share:
Weighted average shares outstanding	24,459	24,802	24,698
Per share amount (dollars)	$—	$1.06	$(0.08)

Diluted income (loss) from discontinued operations per common share:
Weighted average shares outstanding	25,081	25,356	24,698
Per share amount (dollars)	$—	$1.03	$(0.08)

Weighted average shares-denominator basic computation	24,459	24,802	24,698
Unvested restricted stock unit grant	622	554	—
Weighted average shares, as adjusted denominator diluted computation	25,081	25,356	24,698

Net Income per Common Share
Net income (loss)	$4,963	$31,175	$(14,974)

Basic income (loss) per common share:
Weighted average shares outstanding	24,459	24,802	24,698
Per share amount (dollars)	$0.20	$1.26	$(0.60)

Diluted income (loss) per common share:
Weighted average shares outstanding	25,081	25,356	24,698
Per share amount (dollars)	$0.20	$1.23	$(0.60)

Weighted average shares-denominator basic computation	24,459	24,802	24,698
Unvested restricted stock unit grant	622	554	—
Effect of dilutive stock options	—	—	—
Weighted average shares, as adjusted denominator diluted computation	25,081	25,356	24,698
At December 31, 2021, 2020, and 2019, 0.5 million, 0.5 million and 0.5 million potential common stock shares, respectively, were issuable upon the exercise of options and warrants. At December 31, 2021, the Company had 0.5 million stock options that were not included in the computation of diluted earnings per share because such options would be anti-dilutive.

NOTE 19 – RELATED PARTY TRANSACTIONS
In November 2020, Company Director Adam C. Peakes joined Merichem Company as Executive Vice President and Chief Financial Officer. The Company incurred expenses of less than $0.1 million during each of the years ended December 31, 2021, 2020, and 2019, respectively, for Merichem Company. At December 31, 2021 and 2020, we had outstanding liabilities payable to Merichem Company of less than $0.1 million and $0.1 million, respectively.
Consulting fees of approximately nil , nil and $0.1 million were incurred during 2021, 2020, and 2019, respectively, from Nicholas Carter, Director and former CEO. Due to his history and experience with the Company and to provide continuity after his retirement, a consulting agreement was entered into with Mr. Carter in July 2015, which terminated effective December 31, 2019.
NOTE 20 – POST-RETIREMENT OBLIGATIONS
As previously disclosed, the Company entered into agreements with certain former executive officers to provide certain welfare benefits. At December 31, 2021 and 2020, respectively, approximately $0.3 million and $0.3 million was outstanding and included in other liabilities. For the period ended December 31, 2021, and 2020, approximately $0.00 million and $0.01 million, respectively, had been paid.

TRECORA RESOURCES AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three years ended December 31, 2021

Description	Beginning balance	Additions	Deductions	Ending balance
ALLOWANCE FOR DEFERRED TAX ASSET

December 31, 2019	225,622	—	—	225,622
December 31, 2020	225,622	—	—	225,622
December 31, 2021	225,622	—	(225,622)	—

Description	Beginning balance	Additions	Deductions	Ending balance
ALLOWANCE FOR DOUBTFUL ACCOUNTS

December 31, 2019	452,000	—	(23,000)	429,000
December 31, 2020	429,000	—	(129,000)	300,000
December 31, 2021	300,000	—	—	300,000