Form 10-K/A
period 2021-12-31
TRECORA RESOURCES
filed 2022-04-29
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission File Number
1-33926

TRECORA RESOURCES
(Exact name of registrant as specified in its charter)

Delaware	75-1256622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Hwy 6 S, Suite 190 Sugar Land, TX	77478
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (281)
980-5522
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	TREC	New York Stock Exchange
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
was approximately $207 million.
Number of shares of registrant’s Common Stock, par value $0.10 per share, outstanding as of April 26, 2022: 23,652,151.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: BKM Sowan Horan, LLP	Auditor Location: Dallas, Texas	PCAOB ID#: 5127

Item Number and Description

EXPLANATORY NOTE
Trecora Resources, a Delaware corporation (the “Company,” “Trecora,” “we,” “us” or “our”), is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (File
No. 001-33926)
as filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), on March 10, 2022 (the “Original Filing”).
This Amendment is being filed for the purpose of providing the information required by Part III of Form
10-K
which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III of Form
10-K
to be incorporated by reference in the Form
10-K
from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year. We are filing this Amendment to include Part III information in the Original Filing because we will not file a definitive proxy statement within such
120-day
period. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), are filed as exhibits to this Amendment. Accordingly, the Company is amending and supplementing Part IV, Item 15 of the Original Filing solely to reflect the inclusion of the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. We are also not including new certifications under Section 906 of the Sarbanes-Oxley Act because no financial statements are being filed with this Amendment. Further, we are amending the cover page to update the number of shares of the Company’s common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
This Amendment does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 10, 2022, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements and information contained in this Amendment may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding the Company’s financial position, business strategy and plans and objectives of the Company’s management for future operations and other statements that are not historical facts, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “may,” “will,” “can,” “shall,” “should,” “could,” “expects,” “plans,” “anticipates,” “contemplates,” “proposes,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “intend,” or the negative of such terms and other comparable terminology, or by discussions of strategy, plans or intentions.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the
COVID-19
pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally including the impact of rising inflation and supply chain issues; the ongoing impact of geopolitical conflict; the impact of actions by activist stockholders; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including the
COVID-19
pandemic) and terrorist attacks; our ability to consummate extraordinary transactions, including acquisitions, dispositions and other business combinations, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations; difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing, and in our other filings with the SEC. Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the
COVID-19
pandemic and other natural disasters such as severe weather events.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
The following sets forth, as of April 29, 2022, the name and age of each current director of the Company, the date from which each director has served on our Board of Directors (the “Board”), all other positions and offices with the Company held by him or her, and each director’s participation on other public company boards. The term of office of each director will continue until our next annual meeting of stockholders or until a successor has been elected and qualified or until such director’s earlier retirement, death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Name; Current Positions Held & Other Public Company Boards	Age	Director Since
Gary K. Adams Director, Chair of Compensation Committee and Member of Nominating and Governance Committee Boards: Phillips 66	71	2012
Pamela R. Butcher Director, Chair of Nominating and Governance Committee and Member of Compensation Committee Boards: PDC Energy, Inc.	64	2016
Nicholas N. Carter Director	75	2004
Adam C. Peakes Director, Chair of Audit Committee and Member of Compensation Committee Boards: Diamond Offshore Drilling, Inc.	49	2019
Patrick D. Quarles President, Chief Executive Officer and Director	55	2018
Janet S. Roemer Director, Member of Audit and Nominating and Governance Committees	66	2019
Karen A. Twitchell Director, Chair of the Board, Member of Audit and Compensation Committees	66	2015
Mr.
 Gary
 K. Adams
has been a member of our Board since 2012. Mr. Adams has over 45 years of experience in the chemical and plastics industries. Mr. Adams previously served as the Chief Advisor – Chemicals for IHS Markit (now S&P Global), an information provider, from 2011 until his retirement in April 2017, after having served as President, Chief Executive Officer and Chairman of the Board of Chemical Market Associates Inc. (“CMAI”) from 1997 until CMAI’s acquisition by IHS Inc. in 2011. During his tenure at CMAI, which began in 1990 as the director of the Monomers Market Advisory Service, Mr. Adams’ leadership responsibilities included the successful development and execution of the firm’s strategic plan and growth strategies expanding across its global operations. Mr. Adams started his chemical industry career with Union Carbide, serving in a number of positions during his 15 years tenure at the company from 1975 to 1990. Mr. Adams has served as a director of Phillips 66 (NYSE: PSX) since 2016, where he currently serves on their Compensation and Human Relations committee and their Public Policy and Sustainability committee. Mr. Adams also previously served as a director of Westlake Chemical Partners LP from 2014 until 2016 and Phillips 66 Partners LP from 2013 until 2016. In 2018, Mr. Adams was the recipient of the prestigious “Petrochemical Heritage Award” by the Chemical Founders Club and the Science History Institute at the annual
AFPM-IPC
meeting “in recognition of his unique and thought-provoking analyses of chemicals and plastics markets, as well as his respected wisdom and trusted leadership in the petrochemical industry.” Mr. Adams holds a Bachelor of Science degree in Industrial Management from the University of Arkansas.
Mr. Adams’ capability in leading global petrochemical advisory services and board experience in public energy and chemical companies provides our Board critical insights as to corporate governance and strategic, market drivers regarding the Company’s performance and growth opportunities, including drivers for success in the hydrocarbon value chain and the potential benefits of synergies obtained from combining strategic assets.

Ms.
 Pamela
 R. Butcher
has been a member of our Board since 2016. Ms. Butcher previously served as the Chief Executive Officer, President and Chief Operating Officer of Pilot Chemical Corp., a global specialty chemical company (“Pilot”), from January 2010 through January 2021, when, after having led a decade of significant revenue, profit growth, and investments, she retired from serving as an officer. Prior to joining Pilot, Ms. Butcher worked 29 years for The Dow Chemical Company (now Dow Inc.), where she held a variety of executive leadership positions including Business Vice President of Specialty Chemicals, Vice President of Corporate Marketing & Sales and Vice President and General Manager of Adhesives and Sealants. Ms. Butcher has served as a director of PDC Energy Inc. (NASDAQ: PDCE) since February 2022 and Pilot since 2016 (where she also serves in a special advisory role to the Chairman of the board of directors) and is a member of the US Bank Regional Advisory Board. Previously, Ms. Butcher also served as a director of Gruden Topco Holdings, LP/Quality Distribution, Inc. from 2016 to 2021. Ms. Butcher was a distinguished recipient of Dow’s Genesis Award for people excellence, which is Dow’s highest recognition for people leadership. As an active leader in the Chemical Industry, she was a past president of the board of trustees for the Chemical Educational Foundation and on the Boards of the American Cleaning Institute and the Ohio Manufacturers’ Association. She is a member of the National Association of Corporate Directors (the “NACD”) and has completed the Director Professionalism class. Ms. Butcher holds a bachelor’s degree in Agronomy and a Master of Science Degree from Purdue University. In addition, she is a graduate of the Northwestern University Marketing Executive Program and has participated in the Prince of Wales Sustainability Conference and the Asian Master Class on Asian Business.
Ms. Butcher’s broad knowledge of, and extensive leadership experience in, the chemical industry makes her a valuable resource to our Board.
Mr.
 Nicholas
 N. Carter
 has been a member of our Board since 2004. Mr. Carter was previously the Chairman of the Board from 2015 until February 2019 (including Executive Chairman from March 2018 to February 2019), and President and Chief Executive Officer of the Company from 2009 until his retirement in 2015. Prior to assuming the roles of President and Chief Executive Officer, Mr. Carter served in numerous roles of increasing and broader operating responsibility with the Company over a 48 year period, including as an Executive Vice President of the Company, President of SHR, Treasurer of the Company, Facility Manager at a ship dock and terminal facility owned by TOCCO and controller of SHR. This succession of positions with the Company gave Mr. Carter broad experience and knowledge in operations, finances and strategy of the Company. From 1975 until 1977, Mr. Carter was a Staff Accountant with Wathen, DeShong and Company, CPA’s. Mr. Carter started his career at the Sabine River Authority of Texas as a Project Accountant from 1973 until 1975. Previously, Mr. Carter also served as a director of AMAK from February 2009 until the sale of all of the Company’s ownership interest in AMAK in September 2020. Mr. Carter holds a Bachelor of Business Administration degree in Accounting from Lamar University.
Mr. Carter’s broad experience in the Specialty Petrochemicals market and his deep understanding of the Company’s unique product and service offering is a valuable resource to our Board.
Mr.
 Adam
 C. Peakes
 has been a member of our Board since 2019. Mr. Peakes has more than 20 years of finance and investment banking experience in various natural resources industries. Most recently, Mr. Peakes has served as Executive Vice President and Chief Financial Officer for the Hornblower Group, a global transportation and experiences company, since April 2022. Prior to joining the Hornblower Group, Mr. Peakes served as Executive Vice President and Chief Financial Officer at Merichem Corporation, a privately-held industrial services company focused on sulfur removal and spent caustic handling, from November 2020 to April 2022. From 2017 until September 2019, Mr. Peakes served as Senior Vice President and Chief Financial Officer for Noble Corporation, a publicly-traded offshore drilling contractor (“Noble”), where he was responsible for the accounting, treasury, tax, financial planning, mergers and acquisitions and investor relations teams globally. Prior to Noble, Mr. Peakes spent 17 years as an investment banker with Tudor Pickering Holt & Co. and Goldman Sachs specializing in mergers and acquisitions, debt and equity financings and strategic advisory assignments for companies in the global natural resources sectors. Mr. Peakes has served as a director of Diamond Offshore Drilling, Inc. (NYSE: DO) since April 2021, where he currently serves as Chairman of its Audit committee. Mr. Peakes holds a Bachelor of Arts degree in Managerial Studies and Political Science from Rice University and a Master of Business Administration degree from Harvard Business School.
Mr. Peakes brings strategic leadership and expertise in capital markets, valuations, investor relations, mergers and acquisitions, global management and risk management to the Board.
Mr.
 Patrick
 D. Quarles
 has been a member of our Board since 2018 and was appointed President and Chief Executive Officer of the Company in December 2018. Prior to joining the Company, Mr. Quarles served as Executive Vice President and President, Acetyl Chain and Integrated Supply Chain at Celanese Corporation from 2015 until December 2017. Prior to that role, Mr. Quarles held a variety of leadership positions at LyondellBasell Industries N.V., before serving as Senior Vice President of the Intermediates and Derivatives (“I&D”) segment and the supply chain and procurement functions from January 2015 until June 2015. Those earlier roles included serving as a member of LyondellBasell’s Management Board from 2014 until 2015, Senior Vice President – I&D from 2009 until 2014, Senior Vice President Propylene Oxide and Derivatives from 2008 until 2009, and Vice President of Performance Chemicals from 2004 until 2008. Mr. Quarles began his career in 1990 at ARCO

Chemical/Union Carbide, where he held various positions in sales, marketing and business management. Mr. Quarles has served on the shareholder advisory committee for OQ Chemicals International Holding GmbH, an Oman sovereign owned company that globally manufactures oxo intermediate and derivative chemicals (“OQ Chemicals”), since June 2018. During the same period, Mr. Quarles has also served on the supervisory board for OQ Chemicals Holding GmbH, a subsidiary of OQ Chemicals. Mr. Quarles holds a Bachelor of Science degree in Mechanical Engineering from Clemson University and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University.
Mr. Quarles’ knowledge and experience in forming and leading lean teams focused on stockholder value across manufacturing, financial, and commercial operations, provides a wealth of knowledge to the Board.
Ms.
 Janet
 S. Roemer
has been a member of our Board since 2019. Ms. Roemer previously served as the Chief Operating Officer of Verenium, an industrial biotechnology company, from 2010 until its acquisition by BASF at a significant premium in 2014, after having joined Verenium in 2008 as Executive Vice President of the Specialty Enzyme Business Unit. Prior to that role, Ms. Roemer worked for five years in specialty chemicals and 24 years in petrochemicals with P&L responsibility for businesses ranging from $275 million to $1.7 billion, and from regional to global. During that time, she held several executive level positions with BP, the energy company, from 1999 to 2006, including Vice President for North American Olefins and Styrene, Vice President, Chemicals Information Technology and General Manager, Global Alpha Olefins. Over many years, she has had leading roles in business transformations via mergers, acquisitions, divestitures, digital transformations, and new product/new market initiatives. Ms. Roemer pursues continuing education in board matters as a member of Women Corporate Directors and the NACD, where she has completed the Director Professionalism class. She has also received Certification in Cybersecurity Oversight for Directors from Carnegie Mellon’s Software Engineering Institute. Ms. Roemer received a Master in Business Administration from the University of Chicago and a Bachelor of Science in Chemistry from Miami University.
Ms. Roemer is an accomplished operating executive with a track record of success in companies ranging from mega-cap
to
micro-cap.
Ms. Roemer’s breadth of chemical industry knowledge and integration of operational and strategic experience provides a critical resource for our Board.
Ms.
 Karen
 A. Twitchell
has been a member of our Board since 2015 and was appointed Chair of the Board in February 2019. Ms. Twitchell has over 35 years of experience in financial management, including financings and capital structures, mergers and acquisitions, investor relations, accounting matters and enterprise risk management. Ms. Twitchell previously served as Executive Vice President and Chief Financial Officer of Landmark Aviation, where she led all financial and strategic functions, from 2010 until her retirement in 2013. Prior to joining Landmark Aviation, Ms. Twitchell held senior management roles at LyondellBasell Industries and Lyondell Chemical company from 2001 to 2009. Prior to that she was Vice President and Treasurer of Kaiser Aluminum Corporation and Southdown, Inc. and she was an investment banker with Credit Suisse First Boston. Ms. Twitchell previously served as a director of two other public chemical companies, Kraton Corporation from 2009 until it was acquired in 2022, and KMG Chemicals from 2010 until it was acquired in 2018. Ms. Twitchell has completed the NACD’s Director Professionalism class. Ms. Twitchell holds a Bachelor of Arts degree in Economics from Wellesley College and a Master of Business Administration degree from Harvard Business School.
Ms. Twitchell has extensive experience in board and corporate governance, evaluating and executing strategic initiatives, financings and capital structure, accounting matters, mergers and acquisitions, enterprise risk management, investor relations and executive compensation.
The table below shows each director’s skill set.

Experience, Expertise or Attribute	Adams	Butcher	Carter	Peakes	Quarles	Roemer	Twitchell
Strategic Executive Leadership	✓	✓	✓	✓	✓	✓	✓
Global Business Acumen	✓	✓	✓	✓	✓	✓	✓
Chemical Operations Expertise	✓	✓	✓		✓	✓
Chemical Commercial Expertise	✓	✓	✓		✓	✓
Corporate Finance / Capital Structure Expertise		✓		✓	✓		✓
Financial Expertise / Literacy	✓	✓	✓	✓	✓	✓	✓
Business Transformation	✓	✓		✓	✓	✓	✓
Investments/Fund Management/Investor Relations			✓	✓	✓	✓	✓
Risk & Compliance Management Expertise		✓		✓	✓		✓
Corporate Governance Expertise	✓	✓	✓	✓	✓	✓	✓

Executive Officers
The following sets forth, as of April 29, 2022, the name and age of each current executive officer of the Company, the date of his appointment and all other positions and offices with the Company held by him.

Name of Executive	Positions	Age	Appointed
Patrick D. Quarles	President, Chief Executive Officer and Director	55	2018
S. Sami Ahmad	Chief Financial Officer and Treasurer	60	2016
Peter M. Loggenberg	Chief Commercial and Sustainability Officer	59	2018/2014
Rafael Pons	Chief Manufacturing Officer	58	2021
Michael W. Silberman	General Counsel and Corporate Secretary	51	2020
Each executive officer of the Company serves for a term extending until his successor is elected and qualified.
Please refer to the director discussion above for Mr. Quarles’ business experience.
Mr.
 S. Sami Ahmad
 was appointed Chief Financial Officer of the Company in October 2016 and, in February 2018, he was also appointed Treasurer of the Company. He has over 30 years of experience in finance, corporate development and engineering, primarily in the chemical and energy industries. Prior to joining the Company, Mr. Ahmad was Chief Financial Officer of Armada Water Assets, Inc., an oil field service company, which he helped build from its formation in 2013 until October 2016. Prior to that role, he served as Chief Financial Officer for Southwest Water Company, a private-equity owned water utility, and as Vice President and Treasurer for Exterran, a publicly-owned oil and gas services company. Earlier from 1998 until 2009, he worked for LyondellBasell Industries and Lyondell Chemical Company, where his positions included Director, Corporate Development, Assistant Treasurer, Corporate Finance and Director, Investor Relations. From 1991 until 1998, he held various positions with ARCO Chemical Company where his responsibilities included managing acquisitions and business development, marketing and investor relations. Mr. Ahmad received his Bachelor of Science degree in Chemical Engineering from the University of Pennsylvania and a Master of Business Administration degree from the University of Chicago.
Dr.
 Peter
 M. Loggenberg
was appointed Chief Commercial and Sustainability Officer of the Company in December 2021, having previously served as Chief Sustainability Officer of the Company from March 2018 to December 2021. Prior to that, Dr. Loggenberg served as President of TC from the Company’s acquisition of SSI Chusei, Inc., a privately held chemical company, in October 2014 to March 2018. From 2010 until 2014, Dr. Loggenberg served as President of SSI Chusei, Inc. Dr. Loggenberg has over 30 years of experience in the chemical industry with over 15 years at the corporate level. Dr. Loggenberg has received his Bachelor of Science degree in Chemistry and Mathematics, Honors degree in Chemistry, Master of Science degree in Physical Chemistry, and a PhD in Chemistry (Catalysis).
Mr.
 Rafael “Ralph” Pons
was appointed Chief Manufacturing Officer of the Company in May 2021, having previously served as the site leader at the Company’s SHR facility in Silsbee, Texas since February 2020. Mr. Pons has over 35 years of extensive chemical manufacturing experience at some of the industry’s leading companies. Prior to joining the Company, Mr. Pons worked at Preferred Sands, a sand producer and technology company, from May 2018 until April 2019, where he served as Vice President of Operations. From 2016 until November 2017, Mr. Pons worked for Celanese Corporation where he served as the site leader at the company’s manufacturing facility located in Clear Lake, Texas. Prior to that role, Mr. Pons served as plant manager at Nalco Champion in Garyville, Louisiana from 2015 until 2016. From 2013 until 2015, Mr. Pons held several different roles of increasing responsibility at Phillips 66. From 1985 until 2013, Mr. Pons worked at Dow Chemical where he held several different roles of increasing responsibility. Mr. Pons received a Master of Science degree in Operations Management from the Rensselaer Polytechnic Institute and a Bachelor of Science degree in Chemical Engineering from the University of Virginia.

Mr.
 Michael
 W. Silberman
 was appointed General Counsel and Corporate Secretary of the Company in June 2020. He has over 27 years of legal experience with over 18 years in the chemical industry. Prior to joining the Company, Mr. Silberman served as Vice President and Deputy General Counsel and Assistant Secretary at Celanese Corporation, a global chemical and specialty materials company, where he was the global general counsel for the Acetyl Chain division and Global Supply Chain organization from April 2016 until May 2020. From August 2012 until March 2016, he served as Assistant General Counsel and Assistant Secretary at FMC Corporation (“FMC”) where he was the chief M&A and corporate counsel for the company. Earlier at FMC, from April 2004 until July 2012, Mr. Silberman served as the global division counsel of the FMC Health & Nutrition division. Prior to FMC, he served as an associate at Morgan, Lewis & Bockius LLP and Blank Rome LLP, and as a law clerk and court mediator at the Superior Court of New Jersey. Mr. Silberman received a Bachelor of Arts degree with distinction from the University of Pennsylvania and a Juris Doctor degree from Emory University School of Law.
Committees of the Board
The Board maintains an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, each of which has the composition and the responsibilities described below. All members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent. In addition to the Board-level standards for director independence, each member of the Audit Committee meets the heightened independence standards required for audit committee members under the NYSE and SEC rules, and each member of the Compensation Committee meets the heightened independence standards for compensation committee members under the NYSE rules.
Audit Committee
The Company has a separately designated standing Audit Committee established in accordance with the Exchange Act. Our Audit Committee is responsible, among its other duties and responsibilities, for: assisting the Board in overseeing and monitoring the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, our accounting and financial reporting processes, the audits of our financial statements and the effectiveness of our internal controls, including financial, operational and compliance controls, risk management, and information technology systems and security; overseeing and implementing the Company’s Code of Business Conduct and Ethics; and annually evaluating its performance and its charter.
Our Audit Committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risks, and our compliance with significant applicable legal, ethical and regulatory requirements. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. In performance of its oversight function, the Audit Committee has the authority to obtain advice, assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as the Audit Committee deems necessary from time to time to carry out its duties.
The individuals serving on the Audit Committee of the Board are Adam C. Peakes (Chair), Karen A. Twitchell and Janet S. Roemer. The Board has determined that each of the Audit Committee members is independent and meets the heightened independence standards required for audit committee members under the NYSE and SEC rules. The Board also determined that each member of the Audit Committee is “financially literate” pursuant to the listing standards of the NYSE and that each of Mr. Peakes and Ms. Twitchell is an “audit committee financial expert” as defined by SEC rules and NYSE listing standards. Please refer to the biographies of Mr. Peakes and Ms. Twitchell on pages 6 and 7 above for a summary of their respective experience.
The charter of the Audit Committee is available on the Company’s website at
ir.trecora.com
.
Compensation Committee
The Compensation Committee is responsible, among its other duties and responsibilities, for: discharging the Board’s responsibilities relating to the compensation of the Company’s executives and directors; reviewing and approving objectives relevant to executive officer compensation; evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving severance arrangements and other applicable agreements for executive officers; overseeing the Company’s equity-based and incentive compensation plans; retaining and approving the terms of the retention of compensation consultants and other compensation experts; and annually evaluating its performance and its charter. The Committee also generally oversees the Company’s overall human resources and compensation structure, policies and programs, and is responsible for assessing whether such policies and programs establish appropriate incentives and leadership development opportunities for management and other employees.
The individuals serving on the Compensation Committee of the Board are Gary K. Adams (Chair), Pamela R. Butcher, Adam C. Peakes and Karen A. Twitchell. The Board has determined that each of the Compensation Committee members is independent and meets the heightened independence standards for compensation committee members under the NYSE rules.
The charter of the Compensation Committee is available on our website at
ir.trecora.com
.
Nominating and Governance Committee
The Nominating and Governance Committee is responsible, among its other duties and responsibilities, for: identifying and recommending candidates to the Board for election to the Board, including consideration of candidates proposed by stockholders; reviewing the composition of the Board and its committees; developing and recommending to the Board corporate governance guidelines and policies that are applicable to us; conducting a preliminary review of director independence and financial literacy and expertise of Audit Committee members and making recommendations to the Board relating to such matters; overseeing the self-evaluations
of the Board and its committees; and annually evaluating the committee’s performance and its charter. The Nominating and Governance Committee also reviews and approves any executive officers for purposes of Section 16 of the Exchange Act standing for election for outside for-profit
boards of directors; and reviews stockholder proposals and recommends Board responses.
The individuals serving on the Nominating and Governance Committee of the Board are Pamela R. Butcher (Chair), Gary K. Adams and Janet S. Roemer. The Board has determined that each of the Nominating and Governance Committee members is independent.
The charter of the Nominating and Governance Committee is available on our website at
ir.trecora.com
.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us and/or written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were met for the fiscal year ended December 31, 2021. However, it was discovered that Mr. Carter previously failed to timely file two reports in prior fiscal years (a Form 5 in 2020 related to a charitable gift and a Form 4 in 2019 related to an award vesting event), which we are disclosing in this Amendment pursuant to SEC regulations which require us to report any known failure to timely file a required form in any prior fiscal year. These transactions have subsequently been reported on an appropriate Section 16(a) report.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, and to persons performing similar functions. A copy is available on the Company’s website at
ir.trecora.com
. The Company intends to disclose future amendments to the Code of Business Conduct and Ethics and any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules on its website.
ITEM 11. EXECUTIVE COMPENSATION.
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide our stockholders with a clear understanding of our compensation philosophy, objectives, process and decisions for 2021 for each of our named executive officers (“NEOs”).
For purposes of this CD&A, the Summary Compensation Table and other tables set forth in this report, our NEOs for the 2021 fiscal year were:

Name	Position
Patrick D. Quarles	President and Chief Executive Officer
S. Sami Ahmad	Chief Financial Officer and Treasurer
Peter M. Loggenberg	Chief Commercial and Sustainability Officer
Rafael F. Pons (1)	Chief Manufacturing Officer
Michael W. Silberman	General Counsel and Corporate Secretary

(1)	Mr. Pons was promoted to Chief Manufacturing Officer and became an executive officer effective May 15, 2021.
Introduction
Our executive compensation program, administered by our Compensation Committee, is designed to promote a strong culture of leadership development, aligned with performance improvement (focused on both growth and productivity) and integrity, which in turn drives financial performance that creates value to our stockholders. The main components of our executive compensation program include base salary, an annual cash incentive plan and a long-term incentive (“LTI”) equity plan (total direct compensation) which are designed to emphasize a pay-for-performance
philosophy.
Business Overview
Trecora Resources is a leading provider of specialty hydrocarbons, specialty waxes and custom processing services for a broad array of end markets. Our products are used in applications including polyethelene, poly-iso
and expandable / extruded polystyrene. We have a leadership position across core markets that are backed by favorable secular trends, and we have strong and longstanding relationships with many of our largest customers. We are focused on executing on our strategy refocusing our business to prioritize free cash flow through ongoing margin enhancement and process optimization initiatives while prudently allocating capital to high-confidence growth projects.
2021 Financial Performance and Business Achievements
2021 was a turning point for the Company, and we achieved progress against many of our key initiatives and delivered growth in several key metrics we use to measure performance, including:

•
Full year revenue of $272.7 million, an increase of 30.7% compared with the prior year, driven by price and volume increases in the Specialty Petrochemicals segment while Specialty Wax segment revenue growth benefitted from higher selling prices.

•	Net income from continuing operations of $5.0 million.

•	Adjusted EBITDA (1) from continuing operations of $21.6 million.

•	Successfully converted five growth projects into new custom processing commitments with our customers.

•	Invested in the expansion of our owned truck fleet for delivery to our prime products customers and maintained high customer service levels despite a challenging supply chain.

•	Further simplified and streamlined our corporate structure through the sale of all remaining mining assets owned at PEVM.

(1)
Adjusted EBITDA from continuing operations is a
non-GAAP
financial measure. See
“Non-GAAP
Financial Measures” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing for a description of this non-GAAP
measure and reconciliation to the most directly comparable GAAP financial measure.

2021 Executive Compensation Highlights
Below is a summary of executive compensation highlights for our 2021 program:

•
Pay-for-Performance
Philosophy and Variable Compensation:
Our compensation program is designed to align with performance improvement (focused on both growth and productivity) that, in turn, drives financial performance and creates value for our stockholders. Accordingly, a significant portion of our executives’ compensation is subject to forfeiture and/or is linked to our performance or stock price with metrics that are aligned with our strategy.

•
Annual Cash Incentive Plan Linked to Financial Performance and Sustainability Targets:
An annual cash incentive plan consisting of cash bonuses tied to our financial results provides a strong link between pay and performance. In 2021, our annual cash incentive plan incorporated metrics that support our environmental, health and safety (“EHS”) efforts, as well as incentivize cost control at our company.

•
Long-Term Incentive Plan Grants Included Performance-Based RSUs:
Our LTI equity plan consists of 50% performance-based restricted stock units (“RSUs”) and 50% time-based RSUs to both retain and incentivize our executives.

•
Competitive Pay Practices:
Our long-term success depends on our people. We strive to ensure that our employees’ contributions and performance are recognized and rewarded through a competitive compensation program. We target an executive compensation package that is competitive against the market in which we compete for talent.

•
Compensation Risk Assessment:
We conduct an annual risk assessment to ensure that the structure and design of our executive compensation program is not likely to result in excessive-risk taking that could have an adverse effect on the Company.

•
Independent Compensation Consultant:
Our independent compensation consultant, Pearl Meyer, reports directly to the Compensation Committee, providing guidance and data on benchmarking, best practices and other matters to support our compensation plan design and development.

Executive Compensation Elements at a Glance
For 2021, target annual compensation consisted of:

•	Base Salary: Designed to provide a minimum fixed level of competitive pay based on the market value of the position in order to attract and retain talent needed to run the business.

•
Annual Cash Incentive:
Designed to reward annual financial achievements that support the execution of our strategy and drive stockholder value creation, and to assist in retaining, attracting and motivating NEOs in the near-term.

•	Long-Term Incentive: Designed to incentivize and reward achievements that create long-term value and to retain NEOs and align their interests with those of our stockholders.
Our Executive Compensation Practices

What We Do	What We Don’t Do
✓
 Pay for Performance:
72% of our CEO’s target annual compensation and 53% of target annual compensation for our NEOs is variable. This ensures that the interests of our executives are aligned with those of our stockholders.

x
  Tax
Gross-up
Provisions for a
Change-in-Control:
We do not provide
gross-up
payments for excise and other taxes that could become payable as a result of payments made in connection with a change in control.

✓
 Comprehensive Clawback Policy:
We have adopted an incentive compensation recoupment policy that would enable us to recover certain compensation and awards paid to our executives in certain circumstances involving a restatement of financial results.

x
  Excessive Perquisites:
We provide benefits that we believe are standard in the industry to all employees. We offer only limited perquisites that serve a reasonable business purpose, and we do not view perquisites as a significant element of our compensation structure.

✓
 Stock Ownership Guidelines:
We have stock ownership guidelines that require stock ownership by our executive officers (four times base salary for our CEO and two times base salary for other NEOs) to ensure alignment.
x Pledging or Hedging: Our Policy on Insider Trading prohibits employee hedging or pledging of Company securities.

✓ FormulaicFramework: Incentive compensation is based primarily on the Company’s financial results relative to pre-established performance targets.
x
  Repricing of Option Awards:
Under our Stock Incentive Plan (as defined herein), the exercise price of an option may not be decreased, nor may an option be exchanged for one with a lower price, unless approved by stockholders.

✓
BalancedPerformance Metrics:
Our incentive compensation plans incorporate a variety of financial and other metrics to ensure that no single factor can inappropriately impact compensation and that the executive team remains focused on the various metrics that are important to the successful execution of our strategy.

x
  Single-Trigger Accelerated Vesting:
All equity awards granted since 2020 provide that a corporate change will not trigger vesting of the related award unless it is followed by the termination of the NEO consistent with our other change in control severance arrangements (i.e., double trigger vesting).

✓
RigorousGoal Setting:
Incentive compensation targets are intended to be challenging but achievable, considering both absolute performance metrics aligned with our strategic priorities and relative performance against our defined peers.
x Evergreen Features: Our Stock Incentive Plan does not allow for automatic replenishment of the share reserve.
What Guides Our Program
Our Compensation Philosophy
Our compensation philosophy is driven by the following guiding principles:

•
Pay for performance:
A significant portion of an executive’s total compensation should be variable and linked to the achievement of specific short- and long-term performance objectives. We designed our executive compensation program in such a way that if performance is at or above targeted levels, the executive’s total compensation will be at or above targeted levels. Conversely, if performance is below targeted levels, the executive’s compensation will be below targeted levels.

•
Stockholder alignment
: Executives should be compensated through pay elements (base salaries, short and long-term incentives) designed to enhance stockholder value by incentivizing our executives to work towards goals that drive return on stockholder investment.

•
Competitiveness:
Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which we compete for talent to ensure we employ the best people to lead the successful implementation of our business plans and to attract the caliber of executives we need to support the long-term growth of our enterprise.

•	Good governance: Decisions about compensation should be guided by best-practice governance standards and rigorous processes that encourage prudent decision-making and mitigate risk.

The Principal Elements of Pay
Our compensation philosophy is supported by the following principal elements of pay for 2021:

Pay Mix
A majority of NEO total direct compensation for 2021 was variable, at approximately 72% for our CEO and approximately 53% for our other NEOs. The following charts illustrate the total direct compensation mix for our NEOs for 2021.

Our Decision-Making Process
Governance of Pay Setting Process
In setting total direct compensation, a consistent approach is applied for all executives:

•	We compare our NEOs to comparable positions within the market in terms of specific duties, responsibilities, and job scope.

•
Each position has an established target annual incentive award opportunity, executive benefits and perquisites. These incentive levels and benefits are reviewed by the Compensation Committee on an annual basis to determine their relative level of competitiveness with the market.

•
We generally target all elements of pay and total direct compensation to be positioned near the 50 th
percentile of our peer group based on several factors, including the relative size of the Company compared with some of its peers.

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
Role of the Compensation Committee in Establishing Pay Levels
The Compensation Committee (comprised of only independent directors) establishes, reviews and approves all elements of the executive compensation program. A copy of the Compensation Committee Charter is available on our website at
ir.trecora.com
.
Responsibilities of the Compensation Committee include:

•
The Compensation Committee reviews and approves business goals and objectives relevant to executive compensation, evaluates the performance of the CEO in light of these goals and objectives, and determines and establishes the CEO’s compensation level.

•
Based on review of market data, individual performance and internal pay comparisons, the Compensation Committee independently sets the pay for our CEO and reviews and approves all NEO and other executive pay arrangements.

Role of Management in Establishing Pay Levels
Management has the responsibility for effectively implementing the executive compensation program. Responsibilities of management include:

•
The CEO makes recommendations on program design and pay levels other than his own, where appropriate, and oversees the implementation of such programs and directives approved by the Compensation Committee.

•
The CEO develops pay recommendations for his direct reports and other key executives based on the results of the analysis of current market compensation levels by Pearl Meyer. This includes all of our NEOs (with the exception of the CEO himself).

•	Our CFO provides the financial information used by the Compensation Committee to make decisions with respect to incentive compensation goals and related payouts.
Role of the Compensation Consultant in Establishing Pay Levels
During 2021, the Compensation Committee
re-engaged
Pearl Meyer to serve as its independent outside executive compensation consultant. The Compensation Committee has used Pearl Meyer since 2010. In connection with its engagement of Pearl Meyer, and based on the information presented to it, the Compensation Committee assessed the independence of Pearl Meyer pursuant to applicable SEC and NYSE rules and concluded that Pearl Meyer’s work for the Compensation Committee did not raise any conflict of interest for 2021. The responsibilities of the compensation consultant include:

•	Pearl Meyer’s primary role is to provide advice and perspective regarding market compensation trends that may impact decisions we make about our executive compensation program and practices.

•
The compensation consultant is responsible for gathering, analyzing and presenting peer group pay practices and relevant data to the Compensation Committee. They do not have the authority to determine pay.

•
The consultant provides periodic updates to the Compensation Committee regarding various tax, accounting and regulatory issues that could have an impact on executive compensation design, administration and/or disclosure.

•	The compensation consultant provides risk assessment of our executive compensation programs and practices.
The Role of the Compensation Peer Group
We compare our executive compensation against a peer group. The peer group shown below was established by the Compensation Committee in 2021 and used for comparative purposes both in the determination of market-based executive compensation levels and as a point of comparison within the performance-based portion of the LTI equity plan in 2021. Peer group proxy data provides sufficient comparisons for the executives, but because the companies are structured differently, not all peers have incumbents in the respective positions. Some jobs have no peer benchmarks available from proxy data, which necessitates the use of industry specific and general industry related surveys as an additional data source. The consultant’s survey data provides expanded data to compare our executives’ positions. Peer group and survey data provides a focal point in the Compensation Committee’s examination of compensation trends across the petrochemical and chemical processing industry. All of the companies in our peer group (listed below) are specialty and/or commodity chemical producers.

Compensation Peer Group
American Vanguard Corp.	Flotek Industries, Inc.	Intrepid Potash, Inc.
Balchem Corporation	FutureFuel Corp.	Kraton Corporation
Chase Corporation	Hawkins Inc.	LSB Industries, Inc.
Core Molding Technologies, Inc.	Innospec Inc	Stepan Company
Peer group market analysis is one of several factors considered in the pay setting process. Peer group practices are analyzed periodically for the pay element making up total direct compensation, and periodically for other elements (such as executive benefits and perquisites). Three years of proxy data were analyzed for each of the Company’s twelve peer companies. In order to emphasize peer and industry LTI practices, proxy data was the primary source used for long-term incentives and total direct compensation to develop market values for the compensation analysis. In addition to peer group comparisons, we also used surveys provided by Pearl Meyer in the pay setting process. Survey sources included proprietary chemical industry and other general industry executive compensation databases. We used a combination of proxy and survey data to develop market values. All data was summarized to relevant statistics (e.g., median, 25 th
percentile rank and 75
th
percentile rank), and where applicable, survey data was bracketed to reflect a range of data appropriate for the Company’s revenue scope. Data was segmented by revenue ranges (e.g., $100 million to $500 million) to ensure that the most appropriate information was used in the analysis. The strategy behind the sources of data is to promote the best mix of authorities for competitive positions, utilize industry data for line operations and line executives and some general industry mix to staff executive positions, and balance the proxy data with published authorities to help smooth the volatility of executive changes in our peer group. Market values of cash compensation were correlated to company size as measured by revenue and the data the Compensation Committee considered was size-adjusted
where possible to reflect our general revenue level. This process made the market data points directly applicable to the Company.
Compensation and Risk
We believe that our performance-based compensation program creates appropriate incentives to increase long-term stockholder value. This program has been designed and administered in a manner that discourages undue risk-taking by employees. Relevant features of this program include:

•	limits on annual cash incentive and long-term performance awards, thereby defining and capping potential payouts;

•	application of annual incentive metrics that align employees with the common goal of increasing Adjusted EBITDA, improving our EHS performance and our productivity;

•	use of an LTI vehicle that vests over a number of years, thereby providing strong incentives for sustained operational and financial performance;

•
Compensation Committee discretion to adjust payouts under the annual incentive plan to reflect the core operating performance of the company but prohibits discretion for payouts above stated maximum awards;

•	annual bonuses to executives are awarded after the Company’s Adjusted EBITDA for the fiscal year is determined, which means that the annual bonus is delayed; and

•
a substantial portion of our NEOs’ annual total compensation package is variable compensation tied to performance providing alignment with stockholder outcomes through the chosen key performance measures.

Say-on-Pay
At our 2021
annual meeting of stockholders, approximately 91% of stockholders who cast an advisory vote on our say-on-pay
proposal voted in favor of our executive compensation program. The Compensation Committee considers the results of our say-on-pay
vote as one factor in evaluating our executive compensation practices. We regularly engage in investor outreach to better understand our investors’ concerns and to solicit feedback on our executive compensation program. Our Board and the Compensation Committee greatly value the benefits of maintaining a dialogue with our stockholders to understand their views on our executive compensation program and practices.
2021 Executive Compensation Program
2021 Target Compensation
The table below sets forth the 2021 targeted compensation elements for each of our NEOs. These target amounts represent the amount of realizable compensation at target performance.

Name of Executive	2021 Base Salary	Target Annual Cash Incentive	Target Long-Term Incentive Equity Compensation (2)	Target Total Direct Compensation
Patrick D. Quarles	$591,000	$591,000	$916,050	$2,098,050
S. Sami Ahmad	$311,257	$186,754	$186,754	$684,765
Peter M. Loggenberg	$323,420	$194,052	$177,881	$695,353
Rafael F. Pons (1)	$300,000	$165,000	$165,000	$630,000
Michael W. Silberman	$325,000	$178,750	$178,750	$682,500

(1)
The target compensation amounts for Mr. Pons reflect his increased base salary and target annual and long-term incentive compensation following his promotion to Chief Manufacturing Officer effective May 15, 2021. Mr. Pons actual compensation for 2021 reflects pro ration between his base salary and target incentive compensation levels for the periods before and after his promotion. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” and our “2021 Summary Compensation Table” for additional information.

(2)
The compensation amount represents the value of the award on the grant date disregarding any estimates for forfeitures of RSUs granted to the NEOs in the first quarter of 2021 with half vesting over three years and the remainder upon the achievement of certain performance metrics. The compensation does not correspond to the actual value that will be realized by the NEOs.

Base Salary
Base salaries provide for competitive pay based on the market value of the position in order to attract and retain talent needed to run the business. Salaries are reviewed by the Compensation Committee annually. Salary increases may be given based on individual factors, such as competencies, skills, experience, performance and market practices. There are no specific weightings assigned to these individual factors. Annual salary increases are generally effective in the first quarter. Increases may also be given when executives assume new roles or are promoted.
In July 2020, at the request of the Company’s executives and in response to the
COVID-19
pandemic, the Compensation Committee agreed to reduce executive salaries by approximately 1.5%. In 2021, the Compensation Committee voted to maintain base salaries at the previously approved ending 2020 levels (which reflect the voluntary salary reductions described above). This austerity compensation measure was relieved by the Compensation Committee in the first quarter of 2022.

Base salary determinations for 2021 and 2022 for our NEOs are set forth below:

Name of Executive	Base Salary 2021	% Change from 2020 (pre-COVID Reductions)	Base Salary 2022	% Change from 2021
Patrick D. Quarles	$591,000	(1.5)%	$620,550	5.0%
S. Sami Ahmad	311,257	(1.4)%	326,820	5.0%
Peter M. Loggenberg	323,420	(1.5)%	339,591	5.0%
Rafael F. Pons (1)	300,000	—	315,000	5.0%
Michael W. Silberman	325,000	—	341,250	5.0%

(1)
Mr. Pons’ base salary was increased to $300,000 in connection with his appointment as Chief Manufacturing Officer of the Company effective May 15, 2021. In addition, neither Mr. Pons nor Mr. Silberman were impacted by the
COVID-19
related austerity measures that remained in effect for 2021 as they were not yet executive officers when such measures were enacted.

2021 Annual Cash Incentive Plan
The Compensation Committee adopted the 2021 annual cash incentive plan (the “2021 Bonus Plan”) pursuant to which each of our NEOs was eligible to receive an annual cash bonus for fiscal year 2021.
Calculation of Bonus Payouts
The following formula is the basis for determining annual cash bonus payouts for our NEOs:

NEO’s Target Cash Bonus ($) (Base Salary x Target %)	x	Performance Factor	±	Individual Performance Adjustments (if appropriate)	=	NEO’s Award Payout
The Compensation Committee may exclude or adjust certain items that are outside the normal course of business, unusual and/or infrequent, and not reflective of our core operating performance for that period. Additionally, the CEO has discretion to reduce individual cash bonuses payable to other NEOs by 20% based on the CEO’s personal assessment of their individual performance.
Bonus Targets
Each NEO has an annual incentive target that is expressed as a percentage of base salary. Below are the 2021 annual incentive target percentages for each of our NEOs.

Participant	Target Annual Cash Incentive (as % of Base Salary)	Target Annual Cash Incentive
Patrick D. Quarles	100%	$591,000
S. Sami Ahmad	60%	$186,754
Peter M. Loggenberg	60%	$194,052
Rafael F. Pons (1)	55%	$165,000
Michael W. Silberman	55%	$178,750

(1)
Mr. Pons’ annual incentive target was increased to 55% in connection with his appointment as Chief Manufacturing Officer effective May 15, 2021. Mr. Pons’ annual cash bonus for 2021 was prorated based on his periods of service prior to and after the effective date of his promotion, and the applicable cash bonus target in effect, and base salary paid, for such periods. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” and our “2021 Summary Compensation Table” for additional information.

These target percentages are multiplied by each NEO’s cumulative base salary to arrive at the annual incentive target in dollars. Annual incentive targets are pro-rated
for the year in the case of
mid-year
adjustments.
Performance Goals
The Compensation Committee establishes annual financial and performance goals at threshold, target and maximum levels. Performance relative to these goals determines the performance factors used to determine each NEO’s bonus payment under the annual cash incentive plan.
Threshold, target and maximum performance levels each have a corresponding funding level percentage, and each metric is measured and funded independently. Performance below the threshold level will result in 0% funding, while performance above the maximum level cannot exceed the maximum funding level. Performance that falls between the threshold, target and maximum levels results in interpolated funding between the applicable levels. Each financial or performance metric represents an assigned percentage of the total achievable cash bonus.
Set forth in the table below are the financial and performance metrics selected by the Compensation Committee for the 2021 Bonus Plan, including the percentage of the total achievable cash bonus that each metric represents:

Weight	Goal
60%
Adjusted EBITDA (Financial Goal).
The Compensation Committee chose to use Adjusted EBITDA as the primary metric to focus management on the generation and flow of cash. This closely aligns the interests of management with stockholders to maintain a strong balance sheet and preserve investment value. For an explanation of how we calculate Adjusted EBITDA, please see the information under the heading
“Non-GAAP
Financial Measures” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing.
20%
EHS (Performance Goal).
We believe safety culture begins with leadership accountability. We are committed to lowering injury risk and providing a safe working environment. Accordingly, we added an EHS component to our annual cash incentive plan in 2020, and have retained it in the 2021 Bonus Plan. The Compensation Committee selected the 2020 TRIR, the latest TRIR available, published by American Fuel and Petrochemical Manufacturers average for facilities with 600,000 man hours of work or less as the measure of progress in improving our safety culture. Threshold performance was established based on the average of the last three-year TRIR. The Compensation Committee also has the capability to use other safety indicators such as injury severity, process safety incidents and environmental events to apply negative and positive discretion when the Compensation Committee deems appropriate.
20%
Annual Controllable Cost Budget (Productivity Goal)
. The Compensation Committee also added annual controllable cost as a component of our annual cash incentive plan in 2020, and have retained it in the 2021 Bonus Plan. We believe constant improvement of our productivity is a critical component to annual and long-term success. The Compensation Committee choose annual controllable cost budget as the metric to promote improved productivity.
Process for Determining Performance Goals
Financial, EHS and productivity target amounts are set taking into account business conditions, expectations regarding the probability of achievement, industry benchmarks and historical financial performance. Consistent with our philosophy and approach to setting goals, cash bonus payouts that are above target will be for results that exceed our annual cash incentive plan targets. Targets are set at the beginning of the performance period. The process is summarized below:

Beginning of the Performance Period	During the Performance Period	End of the Performance Period
Adjusted EBITDA goals, TRIR industry benchmark and spending plans are established by the Compensation Committee and management and approved by the Compensation Committee.	Performance against performance metrics is monitored relative to goals.	Management presents actual Adjusted EBITDA results relative to goals, actual controllable cost results and actual TRIR results along with related process safety and environmental performance and the Compensation Committee reviews performance to determine any payouts.
Performance metrics are not to be changed during the performance period; provided that any potential adjustments at the end of the performance period will be at the Compensation Committee’s discretion.
Performance Goals, Actual Results and Performance Factor

Metric	Weighting	Threshold (50% Funding)	Target (100% Funding)	Maximum (200% Funding)	Actual Results	Factor (1)
Adjusted EBITDA ($)	60%	$17.92 million (80% of target)	$22.4 million (2021 budget)	$26.88 million (20% above target)	$21.6 million	0.55
EHS	20%	0.97	0.69	No Injuries No Significant Process Safety Incidents No Environmental enforcements	0.70	0.20
Cost Budget ($)	20%	$84.15 million (10% over budget)	$76.5 million (2021 budget)	$68.85 million (10% under budget)	$75.8 million	0.22

Total Performance Factor						0.96

(1)	Reflects interpolation between funding levels and rounding.
Performance against metrics resulted in a final payout of 96% or approximately $1.2 million which was paid in 2022.
2022 Annual Cash Incentive Plan
Based on analysis from Pearl Meyer, the Compensation Committee has decided to maintain the design of the 2021 Bonus Plan for 2022. For 2022, the EHS target will continue to be TRIR and will set at a target level of 0.69. Because our Adjusted EBITDA and controllable cost budget targets for 2022 are competitively sensitive, the exact targets will be disclosed in the proxy statement for the 2023 annual meeting of stockholders. The target bonus percentages for our NEOs will remain unchanged from 2021 and will continue to be calculated as a percentage of cumulative base salary.
Long-Term Incentive Plan (Equity Compensation)
2021 LTI Plan Awards
Long-term equity awards provide a strong link between executive pay and stockholder interests. Our NEOs are eligible to receive LTI equity awards under the Trecora Resources Stock and Incentive Plan (as amended, the “Stock Incentive Plan”). For fiscal year 2021, equity awards were granted as a combination of an equal number of performance-based RSU and RSU awards:

•
Performance-based RSU awards
are performance-based awards that provide meaningful incentives for management to execute on the longer-term financial and strategic growth goals that drive stockholder value creation. These awards only provide value to the NEOs if relative TSR and FCF performance goals established by the Compensation Committee are achieved over a multi-year period.

•
RSU awards
are intended to provide the NEOs with the economic equivalent of a direct ownership interest in the Company during the vesting period and provide the Company with significant retention security regardless of post-grant stock price volatility.

For 2021, the Compensation Committee reviewed market data provided by Pearl Meyer in determining target percentages for each of our NEOs expressed as a percentage of base salary. Below are the 2021 LTI equity target percentages for each of our NEOs.

Name of Employee	Target LTI (as % of Base Salary)	2021 Base Salary	Target LTI
Patrick D. Quarles	155%	$591,000	$916,050
S. Sami Ahmad	60%	311,257	$186,754
Peter M. Loggenberg	55%	323,420	$177,881
Rafael F. Pons (1)	55%	300,000	$165,000
Michael W. Silberman	55%	325,000	$178,750

(1)
Mr. Pons’ target LTI equity percentage was increased to 55% in connection with his appointment as Chief Manufacturing Officer effective May 15, 2021. Mr. Pons’ annual LTI equity award was prorated based on his service prior to and after the effective date of his promotion, and the applicable LTI equity target in effect, and base salary paid, for such periods. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” and our “2021 Summary Compensation Table” for additional information.

Based on the above target LTI equity amounts and the closing stock price on the applicable grant date, the following awards were granted under the LTI equity plan in 2021 to our NEOs:

Name of Employee	Time Vesting Period #1 2/25/21- 2/25/22	Time Vesting Period #2 2/25/22- 2/25/23	Time Vesting Period #3 2/25/23- 2/25/24	Performance Vesting Period 1/1/21- 12/31/24	Total number of Time and Performance Vesting RSUs
Patrick D. Quarles	21,443	21,444	21,444	64,328	128,659
S. Sami Ahmad	4,371	4,371	4,372	13,116	26,230
Peter M. Loggenberg	4,163	4,164	4,164	12,492	24,983
Rafael F. Pons (1)	3,202	3,204	3,206	9,612	19,224
Michael W. Silberman	4,184	4,184	4,185	12,552	25,105

Total	37,363	37,367	37,371	112,100	224,201

(1)
Reflects the full LTI equity award granted to Mr. Pons in 2021 prorated based on his service prior to and after the effective date of his promotion, and the applicable LTI equity target in effect, and base salary paid, for such periods. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” and our “2021 Summary Compensation Table” for additional information.

Vesting and Performance Goals
RSUs will vest ratably on the first three anniversaries of the date of grant, subject to the acceleration or forfeiture provisions described below.
Performance-based RSUs will vest as based upon performance over a full three-year performance period (January 1, 2021 – December 31, 2024), subject to the acceleration or forfeiture provisions described below.
Performance-based RSU vesting is conditioned upon TSR relative to our peer group and cumulative FCF compared to targets established at the beginning of the performance period by the Compensation Committee. TSR measures the share price performance of our Company’s stock relative to our peer group. FCF is a non-GAAP
financial measure and is defined as the cumulative of net cash provided by operating activities reduced by capital expenditures and mandatory debt repayments over the performance period. As discussed under “The Role of the Compensation Peer Group,” our peer group is reviewed on an annual basis. However, once a peer group is established for a particular performance-based RSU award at the outset of a performance period, the companies within that peer group do not change except in the case of a merger or acquisition.

For the performance-based RSU awards granted in 2021, TSR and FCF are equally weighted resulting in half of the performance-based awards (or 25% of the total LTI equity awards granted in 2021) being allocated to each performance measure. Recipients of performance-based RSUs based on relative TSR may earn between 0% and 200% of the number of performance units granted based upon the following performance payout schedule:

Performance	Percentile Rank	Earned Percent of Target
Below Threshold	<25 th	0%
Threshold	25 th	50%
Target	50 th	100%
Maximum (highest)	100 th	200%
Recipients of performance-based RSUs based on cumulative FCF may earn between 0% and 200% of the number of performance units granted based performance against threshold, target and maximum performance goals established by the Compensation Committee at the beginning of the performance period. Because our cumulative FCF targets are competitively sensitive, the exact targets will be disclosed in the proxy statement for our annual meeting of stockholders following the end of the performance period.
If the Company’s percentile rank for a performance measure is between falls between the threshold, target and maximum levels, the earned percentage of target will be determined by interpolation.
Subject to the terms of any separate employment agreement or other arrangement with, or applicable to, a NEO, upon any termination of employment, unvested RSUs will be forfeited unless otherwise determined by the Compensation Committee in its discretion.
2019 Long-Term Incentive Awards—The Completed Performance Period
In 2019, the Compensation Committee granted performance-based RSU awards under the LTI equity plan with a three-year performance period through December 31, 2021. Vesting of the 2019 awards was conditioned upon our Return on Invested Capital (“ROIC”) and Adjusted EBITDA Growth (“EBITDA Growth”) relative to pre-established
goals and ranking among our peer group. ROIC was calculated as operating income plus non-cash
stock-based compensation expense divided by total assets minus current liabilities plus short-term portion of long-term debt. EBITDA Growth was calculated as cumulative three-year growth in Adjusted EBITDA.
For the 2019 awards, the Compensation Committee certified performance as set forth below:

Relative ROIC Calculation
Performance	Percentile Rank	Earned Percentage
Below Threshold	<25 th	0%
Threshold	25 th	50%
Target	50 th	100%
Maximum (highest)	100 th	200%
Actual Relative ROIC	<25 th	0%

Adjusted EBITDA Growth Calculation
Performance	Percentile Rank	Earned Percentage
Below Threshold	<25 th	0%
Threshold	25 th	50%
Target	50 th	100%
Maximum (highest)	100 th	200%
Actual Relative Adjusted EBITDA Growth	40 th	79.8%

Based upon these results, Messrs. Quarles, Ahmad and Loggenberg vested 16,859, 3,900 and 3,845 shares, respectively, with respect to the performance-based RSUs based on Adjusted EBITDA growth only. Other NEOs were not yet employed by the Company at the time of the 2019 LTI equity award grant and were not eligible to receive such award.
2022 Long-Term Incentive Awards
Based on analysis from Pearl Meyer, the Compensation Committee has decided to maintain the design of the 2021 LTI equity awards for 2022. Consistent with 2021, the LTI equity plan will continue to consist of: (1) 50% of the LTI as performance-based contingent upon a set level of performance using threshold, target and maximum goals, and (2) 50% of the LTI as time-vested. Compensation Committee has also determined to maintain TSR and cumulative FCF as the metrics for performance-based LTI equity awards.
Other Compensation Practices, Policies and Programs
Stock Ownership Guidelines for Named Executive Officers and Directors
The Board believes that it is important to align the interests of NEOs and non-management
directors with the interests of the Company’s stockholders and, therefore, has established expectations with respect to ownership of the Company’s common stock.
NEOs are expected to own an amount of common stock equal to a minimum of two times their annual cash compensation (except with respect to the CEO, who is expected to own an amount of common stock equal to a minimum of four times his or her annual cash compensation). For executive officers that were NEOs at the time the guidelines were adopted, such executive officers are expected to meet the ownership guidelines on or before November 17, 2022. New NEOs are expected to meet the ownership guidelines within five years of being appointed as a NEO.
Non-management
directors are expected to own an amount of common stock equal to a minimum of three times their annual cash compensation for Board service. For non-management
directors that were members of the Board at the time the guidelines were adopted, such directors were expected to meet the ownership guidelines within a three-year period that began May 16, 2017. New non-employee
directors are expected to meet the ownership guidelines within three years of being elected to the Board.
During the above described transition periods, such executive officers and directors are expected to make reasonable progress, as determined by the Compensation Committee, toward their ownership targets. In the event a director or NEO has not acquired the recommended thresholds, it is expected that such director or NEO will not transfer any Company stock (other than to satisfy any tax obligations on the vesting or distribution of equity awards).
As of the date of this proxy statement, all of our NEOs and
non-management
directors subject to the guidelines have: (i) either reached, or are expected to reach their respective ownership targets following the vesting of certain awards in May 2022; or (ii) are making reasonable progress towards their ownership targets.
Executive Incentive Compensation Recoupment Policy
We have also adopted an Executive Incentive Compensation Recoupment Policy (the “Recoupment Policy”). The Recoupment Policy covers our Section 16 reporting persons under the Exchange Act, which includes our NEOs, and any other officers who are direct reports of our Chief Executive Officer (collectively, the “Covered Officers”). The Recoupment Policy provides that the Board (or the Compensation Committee) will, to the extent permitted by applicable law, seek to recoup incentive compensation (including gains from the sale of vested shares) that was paid to (or vested with) any Covered Officer if, and to the extent that:

•
the amount (or vesting) of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement (other than as a result of a change in accounting principles);

•
the amount (or vesting) of incentive compensation that would have been paid (or, in the case of equity-based compensation, vested) to the Covered Officer had the financial results been properly reported would have been lower than the amount actually paid (or, in the case of equity-based compensation, vested); and

•	the Covered Officer engaged in fraud or misconduct that caused the need for the restatement.

In the case of equity awards that vested based on the achievement of financial results that were subsequently reduced, the Board (or the Compensation Committee) may also seek to recover gains from the sale or disposition of vested shares. In addition, the Board (or the Compensation Committee) may also cancel outstanding equity awards where the Board (or the Compensation Committee) took into account the financial performance of the Company in granting such awards and the financial results were subsequently reduced due to such a restatement.
In the event of material misconduct by a Covered Officer (other than a restatement), the Board will review all incentive compensation paid (or, in the case of equity-based compensation, which vested) to such Covered Officer and (i) cancel all outstanding incentive compensation awards and (ii) recover from such Covered Officer the amount of any gain realized on the sale of shares of the Company that were received from the Company as incentive compensation.
Enforcement of the policy is limited to: (i) restatements that occur within 36 months of the publication of the audited financial statements that have been restated; and (ii) misconduct that occurs within 24 months before such misconduct is reported to the Audit Committee.
Prohibitions on Hedging and Restrictions on Pledging
Our Policy on Insider Trading prohibits the purchase by our directors, executive officers and other employees of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of equity securities of the Company held, directly or indirectly, by any director, executive officer or other employee. Our Policy on Insider Trading also prohibits placing any Company stock in margin accounts or pledging of any Company stock as security by our directors, executive officers or other employees.
Perquisites
We provide benefits that we believe are standard in the industry to all employees. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a Company sponsored cafeteria plan and a 401(k) employee savings and investment plan. The Company matches employee deferral amounts, including amounts deferred by NEOs, up to a total of 6% of the employee’s eligible salary, excluding annual cash bonuses, subject to certain regulatory limitations. During 2021, company vehicles were supplied to certain NEOs for business and personal travel. Mr. Silberman also received a housing stipend during 2021. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.
Employment and Change in Control Arrangements
Mr. Quarles
In connection with his appointment in December 2018 as President and Chief Executive Officer, Mr. Quarles entered into an employment agreement with the Company. Pursuant to his employment agreement, Mr. Quarles was entitled to an initial annual base salary of $600,000, subject to adjustment on an annual basis by the Board. Under the employment agreement, annual cash and LTI equity award targets were initially set at 100% and 130% of Mr. Quarles base salary, respectively. In addition, Mr. Quarles received a one-time
award of 75,000 RSUs (which vested in equal installments over a three-year period) and received a monthly housing allowance of $5,000 which terminated on the one-year
anniversary from the effective date of Mr. Quarles’ appointment. Subsequent to his employment agreement, the Board authorized an increase in Mr. Quarles’ LTI equity award target to 135% for 2020 and 155% for 2021.
Mr. Loggenberg
Contemporaneously with the acquisition of TC in October 2014, the Company entered into an employment contract and severance agreement and covenant not to compete, solicit and disclose with Mr. Loggenberg. Effective March 7, 2018, Mr. Loggenberg’s employment contract was amended to reflect his change in appointment from President of TC to Chief Sustainability Officer of the Company. In February 2019, Mr. Loggenberg’s employment contract was further modified to provide for payment of a base salary of $323,420, subject to adjustment on an annual basis by the Board. He also received a $35,000 signing bonus and grant of 7,000 restricted shares of the Company’s common stock, both in 2014, and a grant of 4,400 RSUs of the Company’s common stock in February 2019.

Mr. Pons
In connection with his appointment in May 2021 as Chief Manufacturing Officer, Mr. Pons executed an offer letter with the Company. Pursuant to his offer letter, Mr. Pons is entitled to an annual base salary of $300,000, subject to adjustment at the discretion of the Company from time to time. Under the offer letter, Mr. Pon’s annual cash bonus target was set at 55% and prorated for the periods of service prior to and after May 15, 2021 as follows: (i) for the period from January 1, 2021 to May 15, 2021, prorated annual cash bonus target set at 40% of the cumulative base salary for the same period; (ii) for the period from May 15, 2021 to December 31, 2021, prorated annual cash bonus target set at 55% of the new base salary for the same period; and (ii) for future calendar years, an annual cash bonus target set at 55% of the cumulative base salary earned in such applicable calendar year. In addition, Mr. Pon’s annual LTI equity award target was set at 55% and prorated for the periods of service prior to and after May 15, 2021 as follows: (i) on February 25, 2021, Mr. Pons was granted 12,640 RSUs based on his then-current annual LTI equity award target of his then current salary (40% of $225,000); on May 15, 2021, Mr. Pons LTI equity award was prorated and increased by an additional number of RSUs for the period from May 15, 2021 to December 31, 2021 based upon his new annual LTI equity award target of the new base salary (55% of $300,000); and (iii) for future calendar years, Mr. Pons’ annual LTI equity award target will be 55% of his base salary in effect at the time of such grant in such applicable calendar year, all such annual LTI equity award targets being subject to adjustment at the discretion of the Company from time to time.
Mr. Silberman
In connection with his appointment in June 2020 as General Counsel and Secretary, Mr. Silberman executed an offer letter with the Company. Pursuant to his offer letter Mr. Silberman is entitled to an annual base salary of $325,000 per year, subject to adjustment in the discretion of the Company from time to time. Under the offer letter, Mr. Silberman’s annual cash bonus and LTI award targets were each set at 55% of Mr. Silberman’s base salary. In addition, Mr. Silberman received a one-time
award of the equivalent of $240,000 in RSUs, which vest in annual 1/3 increments over a three-year period subject to continued employment. Mr. Silberman also received a housing and relocation package of (i) $5,000 per month for the first 12 months of his employment, and (ii) a lump sum of $35,000 upon relocation to Houston, Texas. In light of the ongoing
COVID-19
pandemic, Mr. Silberman’s monthly housing allowance was extended at a lower amount of $3,500 per month until end of June 2022.
Mr. Quarles’ employment agreement, Mr. Loggenberg’s severance agreement and Mr. Silberman’s offer letter also include provisions providing for certain payments upon termination and/or a change in control. For a discussion of these provisions, please see “Potential Payments upon Termination or Change in Control—Employment Agreements and Offer Letters” below. In addition, our NEOs are entitled to certain severance benefits in the event of a change in control. Please see “Potential Payments upon Termination or Change in Control—Other Change in Control Severance Arrangements” below for information about these arrangements.
Regulatory Considerations
We account for the equity compensation expense for our executives under ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.
Pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) (“Section 162(m)”), compensation paid to certain of our executive officers in excess of $1 million is not tax deductible. For taxable years beginning prior to December 31, 2017, compensation that constituted “qualified performance-based compensation” under Section 162(m) was excluded from the deductibility limit. However, the exemption from the Section 162(m) deduction limit for qualified performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017. The repeal means that compensation paid to our covered executive officers in excess of $1 million will not be deductible even if it was intended to constitute qualified performance-based compensation, unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.
While the Compensation Committee considers tax deductibility as one of several relevant factors in determining executive compensation, it considers its primary goal to design compensation strategies that further the best interests of our stockholders. In certain cases, the Compensation Committee may determine that the amount of tax deductions lost is not significant when compared to the potential opportunity a compensation program provides for creating long-term stockholder value. The Compensation Committee therefore retains the ability to evaluate the performance of our executive officers and to pay appropriate compensation, even if some or all of it may be non-deductible.

Compensation Committee Report
Management has prepared the CD&A of the compensation program for NEOs (beginning on page 9). The Compensation Committee has reviewed and discussed the CD&A for 2021 with management and our compensation consultant. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form
10-K.
This report is provided by the following independent directors who comprised the Compensation Committee at the time of the review of the CD&A:
Gary K. Adams
Pamela R. Butcher
Adam C. Peakes
Karen A. Twitchell

Compensation Tables
2021 Summary Compensation Table
The following table sets forth information regarding 2021 compensation for each NEO. This table should be read in conjunction with the explanations provided above in the CD&A. It sets forth summary compensation information for our NEOs.

Name and Principal Position	Year	Salary ($)	Stock Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Patrick D. Quarles President and Chief Executive Officer	2021	591,000	916,052	567,360	20,281	2,094,693
	2020	595,742	809,998	372,330	19,084	1,797,154
	2019	600,000	780,000	838,407	73,179	2,291,586
S. Sami Ahmad Chief Financial Officer and Treasurer	2021	311,257	186,758	179,284	32,531	709,830
	2020	311,321	189,469	98,046	27,936	626,772
	2019	298,113	180,439	209,602	39,277	727,431
Peter M. Loggenberg Chief Commercial and Sustainability Officer	2021	323,420	177,879	186,290	25,550	713,139
	2020	325,230	180,557	122,253	23,491	651,531
	2019	329,135	218,537	270,806	44,357	862,835
Rafael F. Pons (4) Chief Manufacturing Officer	2021	269,713	136,875	137,216	18,897	562,701
Michael W. Silberman General Counsel and Corporate Secretary	2021	325,000	178,748	171,600	70,531	745,879

(1)
This column represents the dollar amounts for the years shown of the grant date fair value of RSU awards that were granted in those years, calculated in accordance with SEC rules. For purposes of the time-based RSU awards granted in 2021, fair value is calculated using the closing price of a share of our stock on the date of grant. For purposes of the performance-based RSU awards granted in 2021, fair value is calculated based on the probability of attaining the target performance goals on the date of grant. Assuming that maximum performance was the probable outcome on the date of grant, the grant date value of the performance-based RSU awards granted in 2021 would have been $458,015, $93,386, $68,437, $88,101 and $89,370 for each of Messrs. Quarles, Ahmad, Loggenberg, Pons and Silberman, respectively. For purposes of the performance-based RSU awards granted in 2020, fair value is calculated based on the probability of attaining the target performance goals on the date of grant. Assuming that maximum performance was the probable outcome on the date of grant, the grant date value of the performance-based RSU awards granted in 2021 would have been $404,989, $94,731, $90,272 and $52,137 for each of Messrs. Quarles, Ahmad, Loggenberg and Silberman, respectively. For purposes of the time-based RSU awards granted in 2019, fair value is calculated using the closing price of a share of our stock on the date of grant. For purposes of the performance-based RSU awards granted in 2019, fair value is calculated based on the probability of attaining the target performance goals on the date of grant. Assuming that maximum performance was the probable outcome on the date of grant, the grant date value of the performance-based RSU awards granted in 2019 would have been $389,986, $90,214 and $88,940 for each of Messrs. Quarles, Ahmad and Loggenberg, respectively. Amounts for all years do not correspond to the actual value that will be realized by the NEOs. For information on the valuation assumptions used in calculating the amounts in this column, see “Note 2 – Summary of Significant Accounting Policies – Share-Based Compensation” and “Note 15 – Share-Based Compensation” in the Consolidated Financial Statements included in the Original Filing.
(2)	Payments under our annual cash incentive plan were calculated based on each NEO’s actual cumulative base pay in 2021.
(3)	See the 2021 All Other Compensation Table below for additional information.
(4)
Amounts presented for Mr. Pons reflect pro ration based on his service prior to and after the effective date of his promotion to Chief Manufacturing Officer effective May 15, 2021, and the applicable incentive compensation targets in effect, and base salary paid, for such periods. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” for additional information.

2021 All Other Compensation Table
We provided our NEOs with additional benefits, reflected in the table below for 2021, that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program. The costs of these benefits constitute only a small percentage of each NEO’s total compensation.

Name of Executive	Company 401(k) Contributions	Holiday Bonus	Personal Use of Company Car	Long Term Disability	Life Insurance Premiums	Housing	Total
Patrick D. Quarles	$17,400	$661	$—	$324	$1,896	$—	$20,281
S. Sami Ahmad	17,400	661	12,250	324	1,896	—	32,531
Peter M. Loggenberg	18,146	661	4,523	324	1,896	—	25,550
Rafael F. Pons	16,096	661	—	324	1,816	—	18,897
Michael W. Silberman	18,150	661	—	324	1,896	49,500	70,531
Grants of Plan-Based Awards
The following table presents information concerning plan-based awards granted to each NEO during 2021 under the Stock Incentive Plan. The table also provides the range of bonus awards that could have become payable pursuant to the annual cash incentive plan.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards:
Name of Executive	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Patrick D. Quarles	2/25/21	2/14/21				32,164	64,328	128,656	64,331	916,052
			295,500	591,000	1,182,000
S. Sami Ahmad	2/25/21	2/14/21				6,558	13,116	26,232	13,114	186,758
			93,377	186,754	373,508
Peter M. Loggenberg	2/25/21	2/14/21				6,246	12,492	24,984	12,491	177,879
			97,026	194,052	388,104
Rafael F. Pons (5)	2/25/21	2/14/21				4,806	9,612	19,224	9,612	136,875
			82,500	165,000	330,000
Michael W. Silberman	2/25/21	2/14/21				6,276	12,552	25,104	12,553	178,748
			89,375	178,750	357,500

(1)
Represents the threshold, target and maximum amount of awards that could have been paid pursuant to the 2021 Bonus Plan. Payouts of approximately $1.2 million were awarded under 2021 Bonus Plan. This amount was paid in the first quarter of 2022.

(2)
Represents the threshold, target and maximum number of shares that could be subject to the performance-based RSU awards granted in 2021 under the Stock Incentive Plan. Fifty percent of the performance awards will be calculated based upon TSR, and the remaining fifty percent will be based on cumulative FCF. The actual number of shares that may become vested will be determined as of December 31, 2024, the end of the performance period.

(3)
Represents time-based restricted stock awards, granted at a closing price on February 25, 2021, of $7.12 per share which will vest ratably over a three-year period. These awards were granted under the Stock Incentive Plan.

(4)	Represents the aggregate grant date fair value of both the time-based and performance-based awards granted on February 25, 2021.
(5)
Amounts presented for Mr. Pons reflect pro ration based on his service prior to and after the effective date of his promotion to Chief Manufacturing Officer effective May 15, 2021, and the applicable incentive compensation targets in effect, and base salary paid, for such periods. See the information regarding Mr. Pons compensation under “Employment and Change in Control Arrangements” for additional information.

For additional discussion regarding our 2021 Summary Compensation Table and grants of plan-based awards, see “What Guides our Program” on page 12.
2021 Outstanding Equity Awards at Fiscal
Year-End
The following table presents information concerning outstanding equity awards held by the NEOs. This table includes unexercised (both vested and unvested) option and RSU awards that were still outstanding as of December 31, 2021. Each equity grant is shown separately for each NEO.

	Stock Awards
Name of Executive	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)(5)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Patrick D. Quarles
2019 RSU (Time-Based)	14,085	113,807	—	—
2019 RSU (ROIC)	—	—	21,126	170,698
2019 RSU (EBITDA Growth)	—	—	21,126	170,698
2020 RSU (Time-Based)	41,538	335,627	—	—
2020 RSU (ROIC)	—	—	31,154	251,724
2020 RSU (EBITDA Growth)	—	—	31,154	251,724
2021 RSU (Time-Based)	64,331	519,794	—	—
2021 RSU (TSR)	—	—	32,164	259,885
2021 RSU (FCF)	—	—	32,164	259,885

	Stock Awards
Name of Executive	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)(5)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
S. Sami Ahmad
2019 RSU (Time-Based)	3,259	26,333	—	—
2019 RSU (ROIC)	—	—	4,887	39,487
2019 RSU (EBITDA Growth)	—	—	4,887	39,487
2020 RSU (Time-Based)	9,716	78,505	—	—
2020 RSU (ROIC)	—	—	7,287	58,879
2020 RSU (EBITDA Growth)	—	—	7,287	58,879
2021 RSU (Time-Based)	13,114	105,961	—	—
2021 RSU (TSR)	—	—	6,558	52,989
2021 RSU (FCF)	—	—	6,558	52,989
Peter M. Loggenberg
2019 RSU (Time-Based) (1)	1,467	11,853	—	—
2019 RSU (Time-Based)	3,212	25,953	—	—
2019 RSU (ROIC)	—	—	4,818	38,929
2019 RSU (EBITDA Growth)	—	—	4,818	38,929
2020 RSU (Time-Based)	9,260	74,821	—	—
2020 RSU (ROIC)	—	—	6,944	56,108
2020 RSU (EBITDA Growth)	—	—	6,943	56,099
2021 RSU (Time-Based)	12,491	100,927	—	—
2021 RSU (TSR)	—	—	6,246	50,468
2021 RSU (FCF)	—	—	6,246	50,468
Rafael F. Pons
2020 RSU (Time-Based)	4,617	37,305	—	—
2020 RSU (ROIC)	—	—	3,462	27,973
2020 RSU (EBITDA Growth)	—	—	3,462	27,973
2021 RSU (Time-Based)	9,611	77,657	—	—
2021 RSU (TSR)	—	—	4,806	38,832
2021 RSU (FCF)	—	—	4,807	38,841

	Stock Awards
Name of Executive	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)(5)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Michael W. Silberman
2020 RSU (Time-Based) (1)	24,578	198,590	—	—
2020 RSU (Time-Based)	5,348	43,212	—	—
2020 RSU (ROIC)	—	—	4,010	32,401
2020 RSU (EBITDA Growth)	—	—	4,011	32,409
2021 RSU (Time-Based)	12,553	101,428	—	—
2021 RSU (TSR)	—	—	6,276	50,710
2021 RSU (FCF)	—	—	6,276	50,710

(1)
The 2019 time-based RSU awards granted on February 12, 2019 to Mr. Loggenberg were part of his letter agreement and vest as follows: one third on February 12, 2020, 2021, and 2022, respectively. The 2020 time-based RSU awards granted on June 1, 2020 to Mr. Silberman were part of his offer letter and vest as follows: one third on June 1, 2021, 2022, and 2023, respectively.

(2)
The 2019 time-based RSU awards were granted on February 15, 2019, and vest as follows: one third on February 15, 2020, 2021, and 2022, respectively. The 2020 time-based RSU awards were granted on February 13, 2020, and vest as follows: one third on February 13, 2021, 2022, and 2023, respectively. The 2021 time-based RSU awards were granted on February 25, 2021, and vest as follows: one third on February 25, 2022, 2023, and 2024, respectively.

(3)
The market value of stock reported is calculated by multiplying the number of shares by the closing market price on December 31, 2021, the last day of trading on the NYSE for the 2021 fiscal year, which was $8.08 per share.

(4)
The 2019 ROIC RSU awards and 2019 EBITDA Growth RSU awards were granted on February 15, 2019 and have a three-year performance period. Payouts will range from 0% to 200% of the target award. The number shown represents the payout assuming threshold performance. For more information on these awards and the associated performance metrics, please see “—2021 Executive Compensation Program—Long-Term Incentive Plan (Equity Compensation)” above.

(5)
The 2020 ROIC RSU awards and 2020 EBITDA Growth RSU awards were granted on February 13, 2020 and have a three-year performance period. Payouts will range from 0% to 200% of the target award. The number shown represents the payout assuming threshold performance. For more information on these awards and the associated performance metrics, please see “—2021 Executive Compensation Program—Long-Term Incentive Plan (Equity Compensation)” above.

(6)
The 2021 TSR RSU awards and 2021 FCF RSU awards were granted on February 25, 2021 and have a three-year performance period. Payouts will range from 0% to 200% of the target award. The number shown represents the payout assuming threshold performance. For more information on these awards and the associated performance metrics, please see “—2021 Executive Compensation Program—Long-Term Incentive Plan (Equity Compensation)” above.

2021 Option Exercises and Stock Vested
The following table presents information concerning NEO stock awards that vested during the fiscal year ended December 31, 2021.

	Stock awards
Name of Executive	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Patrick D. Quarles	59,854	460,502
S. Sami Ahmad	10,451	74,898
Peter M. Loggenberg	12,028	86,198
Ralph F. Pons	2,308	16,571
Michael W. Silberman	14,961	120,691

(1)	Amounts reflected in this column are based on the closing price of the Company’s common stock on the date or dates of vesting for each NEO’s restricted stock award.
No Pension Benefits, Nonqualified Defined Contribution, or other Nonqualified Deferred Compensation for 2021
We do not provide any pension benefits, nonqualified defined contribution or other deferred compensation plans for our NEOs.
Potential Payments upon Termination or Change in Control
Employment Agreements and Offer Letters
Mr. Quarles
Pursuant to his employment agreement, if Mr. Quarles is terminated (including (i) due to death or disability or (ii) for “cause” or by Mr. Quarles without “good reason” (each as defined in his employment agreement)), he (or his estate or beneficiaries, as applicable) will be entitled to receive (a) any accrued and unpaid base salary through the date of termination, (b) reimbursement for any reimbursable business expenses and (c) such benefits as may be provided under the terms of the Company’s benefits plans.
If Mr. Quarles is terminated by the Company without cause or Mr. Quarles resigns for good reason, other than in the context of a “corporate change” (as defined in our LTI equity plan), he would also be entitled to receive:

•	a lump sum payment in an amount equal to twelve months of his then base salary;

•	Mr. Quarles’ annual cash incentive award for the year in which termination occurs, prorated for the portion of the year in which Mr. Quarles worked and calculated based on target performance; and

•	all unvested RSUs granted in connection with his appointment and all other time-vesting awards under our LTI equity plan will immediately vest.
In the event Mr. Quarles is terminated by the Company without cause or Mr. Quarles resigns for good reason within eighteen months following a corporate change, he would also be entitled to receive:

•	a lump sum payment in an amount equal to twenty-four months of his then base salary;

•	Mr. Quarles’ annual cash incentive award for the year in which termination occurs, prorated for the portion of the year in which Mr. Quarles worked and calculated based on target performance; and

•	all unvested RSUs granted in connection with his appointment and all other time-vesting awards under our LTI equity plan will immediately vest.

All severance payments not required by law are subject to Mr. Quarles’ compliance with the surviving portions of his employment agreement and execution of an irrevocable release of claims in favor of the Company and related parties. Mr. Quarles’ employment agreement includes customary non-disclosure,
non-competition
and
non-solicitation
covenants.
Mr. Loggenberg
Pursuant to his severance agreement, if Mr. Loggenberg is terminated by the Company other than for “good cause” (as defined in his severance agreement), he will be entitled to receive a lump sum payment in an amount equal to one year of his then base salary (excluding bonuses, grants of stock and /or stock options, profit sharing, benefits, and perquisites). The cash severance shall be payable in six equal monthly installments. Mr. Loggenberg’s severance agreement includes customary non-disclosure,
non-competition
and
non-solicitation
covenants.
Mr. Silberman
Pursuant to his offer letter, if Mr. Silberman is terminated by the Company other than for just cause, he will be entitled to receive an amount equal to (a) any accrued and unpaid base salary through the date of termination, (b) reimbursement for any reimbursable business expenses, (c) wages for any accrued and unused vacation through the date of termination and (d) a lump sum separation payment equal to (i) 12 months of then-current base salary and
(b) one-year
target cash bonus (based on Mr. Silberman’s annual bonus target percentage).
Other Change in Control Severance Arrangements
Under the Trecora Resources Stock and Incentive Plan.
Pursuant to the terms of our LTI equity plan, unless otherwise provided in an individual award agreement, upon the occurrence of a “corporate change” all outstanding awards will become fully vested and exercisable, free of applicable restrictions, and all performance criteria will be deemed to have been achieved at maximum levels (with payments in respect of performance awards paid pro rata to the effective date of the corporate change). The individual award agreements governing outstanding RSUs prior to 2020 provide for immediate vesting of such awards upon a corporate change (unless otherwise provided in an employment agreement). The 2020 award agreements provide, and it is the Company’s intention that future award agreements will provide that a corporate change will not trigger vesting of the related award unless it is followed by the termination of the NEO consistent with our other change in control severance arrangements (i.e., double trigger vesting).
Subject to the terms of any separate employment agreement with an NEO, upon any termination of employment other than following a corporate change, unvested RSUs will be forfeited unless otherwise determined by the Compensation Committee in its discretion.
Under the Change in Control Severance Plan and Letter Agreement with Mr.
 Ahmad.
Subject to the terms of any separate employment agreement, our NEOs are entitled to certain severance benefits in connection with a “corporate change” (as defined in our LTI equity plan) under our Change in Control Severance Plan (“Severance Plan”) and, with respect to Mr. Ahmad, a separate letter agreement (the “Letter Agreement”).
In accordance with the Severance Plan and the Letter Agreement, if an NEO’s employment with the Company is terminated by the Company without “cause” or by such NEO for “good reason” (each as defined in the Severance Plan or the Letter Agreement, as applicable), in each case within 18 months following the consummation of a corporate change, the NEO would be entitled to receive:

•	a lump sum payment in an amount equal to twelve months of his or her then base salary;

•	the NEO’s annual cash incentive award for the year in which termination occurs, prorated for the portion of the year in which the NEO worked and calculated based on target performance; and

•	all of the participant’s equity grants under the Company’s LTI plan will immediately vest.
Receipt by a participant of payments under the Severance Plan is conditioned upon the execution and delivery of a general waiver and release agreement.
The table below discloses the amount of compensation and/or other benefits due to our NEOs in the event of a change in control (which we refer to as a corporate change) or their termination of employment, assuming such change in control or termination of employment occurred on December 31, 2021. These values are considered to be our best estimates of values potentially due to our NEOs, but actual values could not be determined until an actual termination of employment or a change in control event were to occur.

Name and Triggering Event	Severance Payment ($)		Acceleration and Vesting of Equity Awards ($) (1)		Total ($)
Patrick D. Quarles
Retirement, resignation without good reason or termination with cause	$—		$—		$—
Termination without cause or resignation with good reason	1,182,000		969,228		2,151,228
Termination without cause or resignation with good reason within eighteen months following a corporate change	1,773,000		2,333,843	(2)	4,106,843
Upon death or disability	—		—		—
S. Sami Ahmad
Retirement, resignation without good reason or termination with cause	$—		$—		$—
Termination without cause or resignation with good reason	—		—		—
Termination without cause or resignation with good reason within eighteen months following a corporate change	498,011		513,508	(2)	1,011,519
Upon death or disability	—		—		—
Peter M. Loggenberg
Retirement, resignation without good reason or termination with cause	$—		$—		$—
Termination without cause or resignation with good reason	323,420	(3)	—		323,420
Termination without cause or resignation with good reason within eighteen months following a corporate change	517,472		504,556	(2)	1,022,028
Upon death or disability	—		—		—
Rafael F. Pons
Retirement, resignation without good reason or termination with cause	$—		$—		$—
Termination without cause or resignation with good reason	—		—		—
Termination without cause or resignation with good reason within eighteen months following a corporate change	465,000		248,581	(2)	713,581
Upon death or disability	—		—		—
Michael W. Silberman
Retirement, resignation without good reason or termination with cause	$—		$—		$—
Termination without cause or resignation with good reason	503,750		—		503,750
Termination without cause or resignation with good reason within eighteen months following a corporate change	503,750		509,460		1,013,210
Upon death or disability	—		—		—

(1)
The value in this column represents an amount equal to the number of shares of common stock underlying the executive officer’s awards that would vest upon the circumstances described as of December 31, 2021 multiplied by the closing market price of our common stock on December 31, 2021 ($8.08), which was the last trading day of 2021.

(2)
These values including amounts related to the acceleration of awards outstanding as of December 31, 2021 that were issued prior to 2020 and accelerate upon a corporate change (without termination) as described under “Other Change in Control Severance Arrangements — Under Trecora Resources Stock and Incentive Plan.” As noted above, all awards granted since 2020 provided, and it is our intention that future award agreements will provide, that a corporate change will not trigger vesting of the related award unless it is followed by the termination of the NEO consistent with our other change in control severance arrangements. All remaining awards granted prior to 2020 had vesting dates in the first quarter 2021.

(3)	Under Mr. Loggenberg’s severance agreement, he is entitled to this cash payment only in connection with his termination other than for good cause (as defined in the severance agreement).
Pay Ratio Disclosure
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
(the “Pay Ratio Rule”).
For 2021, our last completed fiscal year, we identified a new “median employee” based on the steps outlined below. The median employee’s annual total compensation, as calculated in accordance with the Pay Ratio Rule (the same method used for the CEO’s annual total compensation provided in the 2021 Summary Compensation Table above) was $97,162. The annual total compensation of our CEO for such year, as calculated in accordance with the Pay Ratio Rule, was $2,094,693, thereby making our CEO to median employee ratio 22:1.
To identify the median employee, we took the following steps:

•
We determined that as of December 31, 2021, our employee population consisted of approximately 290 individuals with all of these individuals located in the U.S. This population consisted of our full-time, part-time, and temporary employees.

•
We identified the median employee from our employee population by listing all employees based on gross wages received for 2021 and calculating the median. The list for calculating the median excluded the CEO.

•	Since all our employees are located in the U.S., as is our CEO, we did not make any cost-of-living adjustments in identifying the median employee.

•
Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
and as required under the Pay Ratio Rule.

Non-Employee
Director Compensation
The following table provides a summary of compensation earned by non-employee
members of our Board during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Stock awards ($)(2)(3)	Total ($)
Gary K. Adams	80,000	75,000	155,000
Pamela R. Butcher	80,000	75,000	155,000
Nicholas N. Carter	70,000	75,000	145,000
Adam C. Peakes	85,000	75,000	160,000
Janet S. Roemer	70,000	75,000	145,000
Karen A. Twitchell	110,000	75,000	185,000

(1)	In the aggregate, this column includes committee fees for 2021 in the amount of $35,000, Company Board fees in the amount of $420,000, and Board Chair fees in the amount of $40,000.

(2)
Represents the aggregate grant date fair value of RSU awards granted to the non-employee
directors in 2021, pursuant to ASC 718, disregarding any estimates for forfeitures. These amounts reflect the Company’s total estimated accounting expense and may not correspond to the actual value that will be realized by the non-employee
directors. For information on the valuation assumptions, see “Note 2 – Summary of Significant Accounting Policies – Share-Based Compensation” and “Note 15 – Share-Based Compensation” in the Consolidated Financial Statements included in the Original Filing.

(3)	As of December 31, 2021, aggregate outstanding RSU awards for each director is set forth below.

Name	Aggregate Outstanding RSUs
Gary K. Adams	10,533
Pamela R. Butcher	10,533
Nicholas N. Carter	10,533
Adam C. Peakes	10,533
Janet S. Roemer	10,533
Karen A. Twitchell	13,011
General
Our
non-employee
directors receive annual directors’ fees and equity grants in such amounts as recommended by the Compensation Committee and approved by our Board.
The components of our current directors’ fee policy and equity compensation programs that apply to all of our non-employee
directors are set out below. Any director, who is also one of our employees, receives no additional compensation for his or her service as a director or as a member of any Committee of the Board.
Directors’ Fee Policy

Annual cash stipend for each non-employee Board member	$70,000/year
Additional cash stipend for service as Independent Chair of the Board	$40,000/year
Additional cash stipend for service as Chair of the Audit Committee	$15,000/year
Additional cash stipend for service as Chair of the Compensation Committee	$10,000/year
Additional cash stipend for service as Chair of the Nominating and Governance Committee	$10,000/year
Equity Compensation for Directors
The Company grants RSUs to
non-employee
directors on an annual basis.
Per Diem Compensation
The directors’ fee policy allows per diem payments of $500 per day for non-employee
directors in connection with the participation and fulfillment of certain Board duties (not including Board and committee meetings). Additionally, the Company reimburses travel-related expenses for in-person
attendance by our Board members at regularly scheduled Board and committee meetings. There were no payments to directors for per diem compensation in 2021.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an executive officer of our Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. In addition, none of our executive officers has served as a member of a board of directors or a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our Board or our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations. Also, no two directors serve together on both our Board and other public company boards or committees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,053,444	$$11.16	864,630
Equity compensation plans not approved by security holders	—	—	—

Total	1,053,444	$$11.16	864,630

(1)
Column (a) includes shares issuable pursuant to outstanding RSUs under the Stock Incentive Plan. RSU awards are not reflected in the exercise price in column (b) as these awards do not have an exercise price.

Common Stock Ownership
The following table sets forth information, as of April 26, 2022, concerning beneficial ownership of Company common stock by:

•	Company non-employee directors;

•	Each of our NEOs;

•	Current directors and Company executive officers as a group; and

•	All individuals owning more than 5% of the Company’s outstanding common stock.
The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company, except where otherwise noted.
The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire within 60 days of April 26, 2022, through the exercise of any stock option or other right.
Except as indicated in the footnotes below, we believe, based on the information furnished or available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to community property laws where applicable. Unless otherwise indicated, the address for each 5% stockholder, director and executive officer listed below is c/o Trecora Resources, 1650 Highway 6 South, Suite 190, Sugar Land, TX 77478.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Note	Percent of Class
Current Non-Employee Directors
Gary K. Adams	139,153	2,3	*
Pamela R. Butcher	43,894	3	*
Nicholas N. Carter	561,344	2,3	2.36%
Adam C. Peakes	28,679	3	*
Janet S. Roemer	45,223	3	*
Karen A. Twitchell	51,942	3	*
Named Executive Officers
S. Sami Ahmad	33,552		*
Peter M. Loggenberg	69,277		*
Rafael F. Pons	5,590		*
Patrick D. Quarles	318,365		1.35%
Michael W. Silberman	27,217	3	*
All directors and executive officers as a group (11 persons)	1,324,236	2,3,7	5.52%
Individuals with beneficial ownership of more than 5% of outstanding Common Stock
Funds affiliated with Pangaea Ventures, L.P., Ortelius Advisors, L.P. and Mr. Peter DeSorcy	2,674,683	4	11.31%
Bradley L. Radoff	2,147,000	5	9.08%
Yacktman Asset Management LP	1,610,000	6	6.81%

*	Indicates beneficial ownership of less than 1% of shares outstanding.

(1)	Unless otherwise indicated, to the knowledge of the Company, the owner has sole voting and investment power.

(2)
Includes 250,000 aggregate shares, which these directors have the right to acquire through the exercise of presently exercisable stock options. These options are held as follows: Mr. Adams 100,000 shares and Mr. Carter 150,000 shares.

(3)
Includes 77,964 aggregate shares, which these directors and NEO have the right to acquire presently or upon vesting of RSUs within 60 days. These shares are held as follows: Mr. Adams 10,533 shares; Mr. Carter 10,533 shares; Ms. Butcher 10,533 shares; Mr. Peakes 10,533 shares; Ms. Roemer 10,533 shares; Ms. Twitchell 13,011 shares; and Mr. Silberman 12,288.

(4)
As reported in Amendment No. 5 to Schedule 13D filed jointly by Pangaea Ventures, L.P., Ortelius Advisors, L.P., Mr. Peter DeSorcy, Temmien Ventures III, L.P. and Panthalassa Ventures, L.P. (collectively, the “Pangaea Entities”) with the SEC on February 7, 2022, for their holdings as of February 7, 2022. Each or Ortelius Advisors, L.P. and Mr. DeSorcy reported having shared power to vote 2,674,683 shares of common stock and shared power to dispose of 2,674,683 shares of common stock. Pangaea Ventures, L.P. reported having shared power to vote 2,328,024 shares of common stock and shared power to dispose of 2,328,024 shares of common stock. Temnein Ventures III, L.P. reported having shared power to vote 346,659 shares of common stock and shared power to dispose of 346,659 shares of common stock. According to such filing, Ortelius Advisors, L.P. is the investment manager of Pangaea Ventures, L.P., Temmien Ventures III, L.P. and Panthalassa Ventures, L.P. and Mr. DeSorcy is the Managing Member of the general partner of Ortelius Advisors, L.P., a Managing Member of Ortelius Advisors, L.P., and has a controlling interest in Ortelius Advisors, L.P., and, as a result, Mr. DeSorcy may be deemed to beneficially own the securities beneficially owned by Pangaea Ventures, L.P., Temmien Ventures III, L.P. and Panthalassa Ventures, L.P. Each of the Pangaea Entities principal business office address is 450 Park Avenue, Suite 2700, New York, NY 10022.

(5)
As reported in Amendment No. 3 to Schedule 13D filed jointly by Bradley L. Radoff (“Mr. Radoff”), The Radoff Family Foundation (“The Foundation”), The K. Peter Heiland 2008 Irrevocable Trust (“The Trust”), JEC II Associates, LLC (“JEC II”), and Michael Torok (“Mr. Torok”, and collectively with Mr. Radoff, the Foundation, The Trust, and JEC II, the “The Radoff Entities”) with the SEC on March 14, 2022, for their holdings as of March 14, 2022 (the “Radoff Filing”). Mr. Radoff reported having sole power to vote 1,422,100 shares of common stock and sole power to dispose of 1,422,100 shares of common stock. The Foundation reported having sole power to vote 133,500 shares of common stock and sole power to dispose of 133,500 shares of common stock. JEC II reported the sole power to vote 513,643 shares of common stock and sole power to dispose of 513,643 shares of common stock. The Trust reported having the sole power to vote 101,357 shares of common stock and the sole power to dispose of 101,357 shares of common stock. Mr. Torok reported having the sole power to vote 725,000 shares of common stock and the sole power to dispose of 725,000 shares of common stock. According to the Radoff Filing, each of the Radoff Entities may be deemed to be a member of a “group” with the other Radoff Entities for the purposes of Section 13(d)(3) of the Exchange Act, and such group may be deemed to beneficially own the 2,147,000 shares owned in the aggregate by the Radoff Entities. Each of the Radoff Entities disclaims beneficial ownership of the shares of common stock that he or it does not directly own. The address provided for Mr. Radoff is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(6)
As reported on Schedule 13G filed on February 10, 2022, for its holdings as of December 31, 2021. Yacktman Asset Management’s principal business office address is 6300 Bridgepoint Parkway, Building One, Suite 500, Austin, TX 78730.

(7)	Includes directors and current executive officers.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Board Independence
As a publicly traded company listed on the NYSE, we are required to comply with the rules and regulations of the NYSE as well as that of the SEC. Additionally, each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is required to be comprised solely of independent directors, with heightened standards applicable to Audit Committee and Compensation Committee members.
Each year, our Nominating and Governance Committee evaluates the relationships between the Company and each director and reports the results of its review to the Board. To be considered “independent,” a director must be affirmatively determined by the Board, at the recommendation of the Nominating and Governance Committee and after due deliberation, to have no material relationship with the Company other than as a director. The Nominating and Governance Committee and the Board assess the relationships and other facts and circumstances relevant to director independence on a case-by-case
basis, in each case consistent with the applicable rules and regulations of the NYSE and SEC, and consistent with the Company’s Corporate Governance Guidelines.
After reviewing all relationships each director has with the Company, including the nature and extent of any business relationships between the Company and such person, and based on the review and recommendation of the Nominating and Governance Committee, the Board has affirmatively determined that each of Meses. Butcher, Roemer and Twitchell and Messrs. Adams and Peakes has no material relationships with the Company and, is “independent” under the applicable rules and regulations of the SEC, the NYSE and in accordance with our Corporate Governance Guidelines. In addition to the Board-level standards for director independence, each member of the Audit Committee meets the heightened independence standards required for audit committee members under the NYSE and SEC rules, and each member of the Compensation Committee meets the heightened independence standards for compensation committee members under the NYSE rules.
In determining the independence of directors, the Board evaluated transactions between the Company and entities with which directors were affiliated that occurred in the ordinary course of business and that were provided on the same terms and conditions available to other customers. Under the rules and regulations of the NYSE, the Board has determined that Mr. Quarles is not independent due to his role as President and Chief Executive Officer of the Company and Mr. Carter is not independent due to his prior service as Executive Chairman of the Company.
Certain Relationships and Related Party Transactions
We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements provide the directors and executive officers with contractual rights to indemnification and expense advancement rights.
Prior to its dissolution in February 2022, the Company owned approximately 55% of the outstanding capital stock of PEVM. Mr. Carter, one of our directors, was a director and President of PEVM until its dissolution. The Company historically provided funds necessary to cover the PEVM operations. During 2020 and 2021, the Company advanced approximately $40,000, and $10,000, respectively, for such purposes. As of November 11, 2021, PEVM owed the Company an aggregate of approximately $211,000 as a result of advances made by the Company.
In November 2019, PEVM entered into a sales contract to sell all of its assets, which include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. The sale was completed on November 11, 2021 and resulted in liquidation of substantially all of PEVM’s remaining assets. Proceeds from the sale were used to repay the outstanding indebtedness PEVM owed to the Company. PEVM was legally dissolved on February 16, 2022.
In addition, two of Mr. Carter’s
sons-in-law
are
non-executive
salaried employees of the Company.
Related Party Transaction Policy
We have adopted a written Related Party Transactions Policy that sets forth the following policies and procedures for the review and approval or ratification of Related Party Transactions (as defined herein).

A “Related Person Transaction” is any transaction (including any material amendment or modification to a Related Party Transaction) in which the registrant was, or is to be, a participant and the amount involved exceeds $120,000, and in which any Related Party (as defined herein) had or will have a direct or indirect material interest.
A “Related Party” means:

•	a director (including any director nominee),

•	an executive officer,

•	a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock (a “5% stockholder”), or

•	a person known by the Company to be an immediate family member (as defined in the Related Party Transaction Policy) of any of the foregoing.
We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee has the responsibility to review Related Party Transactions.
Under the Related Party Transaction Policy, the Audit Committee will be provided with the details of each new, existing or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and to the relevant Related Party. In determining whether to approve a Related Party Transaction, the Audit Committee will consider all relevant factors, including: (i) whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party; (ii) whether there are business reasons for the transaction; (iii) whether the transaction would impair the independence of a non-employee
director; and (iv) whether the transaction would present an improper conflict of interest for any director or executive officer given the specific facts and circumstances.
Upon completion of its review of a transaction, the Audit Committee may determine to permit or to prohibit the Related Party Transaction.
Our Related Party Transaction Policy is available on our website at
ir.trecora.com
.
ITEM 14. Principal Accounting Fees and Services.
Fees Paid to BKM Sowan Horan, LLP
The table below sets forth the fees billed by BKM Sowan Horan, LLP (“BKM”). Fees billed were for audits of our financial statements and internal controls for the fiscal years ended December 31, 2021 and 2020, and the review of our financial statements for the quarterly periods in the years ended December 31, 2021 and 2020, and other fees that the company was billed for services rendered during the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$285,100	$347,928
Audit-Related Fees	—	—
Tax Fees	36,225	56,710
All Other Fees	62,822	32,860

Total	$383,647	$437,498

Audit Fees
These amounts represent fees billed by BKM for professional services rendered for the audits of the Company’s annual financial statements for the years ended December 31, 2021 and 2020, the reviews of financial statements included in the Company’s Quarterly Reports on Form
10-Q,
and services related to statutory and regulatory filings and engagements for such fiscal years. These amounts also include approximately $57,000 during 2020 for work performed related to the audited financial statements of AMAK.
Tax Fees
These amounts represent fees billed by BKM for professional services rendered relating to tax compliance, tax advice and tax planning in the U.S.
All Other Fees
These amounts represent fees billed by BKM for professional services related to the Company’s 401(k) audit and for providing consultation on various issues.
Audit Committee
Pre-Approval
Policies and Procedures
The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee is also directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. Under its charter, the Audit Committee must pre-approve
all auditing services and permitted
non-audit
services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit
services under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. All of the services performed by BKM during the fiscal years ended December 31, 2021 and 2020, respectively, were approved in advance by the Audit Committee pursuant to the Company’s pre-approval
policy.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a) 1. The following financial statements are filed with this Report:
Reports of Independent Registered Public Accounting Firm†
Consolidated Balance Sheets dated December 31, 2021 and 2020†
Consolidated Statements of Operations for the three years ended December 31, 2021†
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2021†
Consolidated Statements of Cash Flows for the three years ended December 31, 2021†
Notes to Consolidated Financial Statements†
2. The following financial statement schedules are filed with this Report:
Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2021†
3. Exhibits:
The following documents are filed or incorporated by reference as exhibits to this Report. Exhibits marked with an asterisk (*) were previously filed with the Original Filing. Exhibits marked with a double asterisk (**) are filed herewith. Exhibits marked with a plus sign (+) are management contracts or a compensatory plan, contract or arrangement. The below exhibit marked with a degree sign (°) has been redacted in part, in compliance with Regulation
S-K
Item 601. The Company agrees to furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission upon its request.

†	Previously filed with the Original Filing.

Exhibit Number	Description

2.1	Share Sale and Purchase Agreement, dated as of September 22, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (file No. 001-33926))

2.2	Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated November 24, 2019, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file No. 001-33926))

2.3	Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated January 16, 2020, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 22, 2020 (file No. 001-33926))

2.4	Letter Agreement Amendment to the Share Sale and Purchase Agreement, dated March 23, 2020, among Trecora Resources, Al Masane Al Kobra Mining Company and the other purchasers named therein (incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (file No. 001-33926))

3.1	Amended and Restated Certificate of Incorporation of Trecora Resources (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 21, 2018 (file No. 001-33926))

3.2	Amended and Restated Bylaws of Trecora Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 21, 2018 (file No. 001-33926))

4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file No. 001-33926))

10.1+	Employment Contract, dated October 1, 2014, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10.2+	Severance Agreement and Covenant not to Compete, Solicit and Disclose, dated October 1, 2014, between Trecora Resources and Subsidiaries and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (file No. 001-33926))

10.3+	First Amendment to Employment Contract, effective as of March 7, 2018, between Trecora Resources and Peter Loggenberg, Ph.D. (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (file No. 001-33926))

10.4+	Letter Agreement, dated as of February 21, 2019, between Trecora Resources and Peter M. Loggenberg, Ph.D. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (file No. 001-33926))

10.5+	Employment Contract, dated as of December 3, 2018, between Trecora Resources and Patrick D. Quarles (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (file No. 001-33926))

10.6+	Letter Agreement, dated as of May 15, 2019, between Trecora Resources and Sami Ahmad (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (file No. 001-33926))

10.7+*	Letter Agreement, dated as of May 8, 2020, between Trecora Resources and Michael Silberman

10.8+*	Letter Agreement, dated as of April 19, 2021, between Trecora Resources and Rafael Pons

10.9+	Retirement Agreement, dated as of April 19, 2021, between Trecora Resources and John R. Townsend (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.10+	Trecora Resources Change of Control Severance Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file No. 001-33926))

10.11+*	Form of Indemnification Agreement entered into by each director and officer of the Company

10.12+	Trecora Resources Stock and Incentive Plan, as amended by the First Amendment (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)

10.13+	Second Amendment to the Trecora Resources Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2018)

10.14+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (file No. 001-33926))

10.15+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based Grants) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (file No. 001-33926))

10.16+	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based Grants) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (file No. 001-33926))

10.17	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Time-Based) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.18	Form of Trecora Resources Stock and Incentive Plan Restricted Stock Unit Agreement (Performance-Based)(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

10.19+	Arabian American Development Company Non-Employee Director Stock Option Plan adopted April 7, 2008 (incorporated by reference to Exhibit B to the Company’s Form DEF 14A filed April 30, 2008 (file No. 001-33926))

10.20+	Summary of Trecora Resources Annual Bonus Program(incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file No. 001-33926))

10.21°	Second Amended and Restated Natural Gasoline Supply and Handling Agreement, dated as of May 1, 2020, between Martin Operating Partnership L.P. and South Hampton Resources, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (file No. 001-33926))

10.22	Amended and Restated Credit Agreement, dated as of October 1, 2014, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 3, 2014 (file No. 001-33926))

10.23	Second Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the Company’s form 8-K filed on March 30, 2017 (file No. 001-33926))

10.24	Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2017, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 99.1 to the company’s Form 8-K filed on July 27, 2017 (file No. 001-33926))

10.25	Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 31, 2018 (file No. 001-33926))

10.26	Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 19, 2018, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2018 (file No. 001-33926))

10.27	Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2019, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the borrower, as Guarantors, The Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A. as Administrative agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 2, 2019 (file No. 001-33926))

10.28	Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 8, 2020, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (file No. 001-33926))

10.29	Eighth Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2021, among Texas Oil & Chemical Co. II, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders from time to time party thereto, Citibank, N.A., as an L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (file No. 001-33926))

21*	Subsidiaries of Trecora Resources

23.1*	Consent of Independent Registered Public Accounting Firm, BKM Sowan Horan, LLP

24*	Power of Attorney (set forth on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRECORA RESOURCES

Dated: April 29, 2022	By:	/s/ Patrick Quarles
Patrick Quarles
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 29, 2022.

Signature	Title

/s/ Patrick Quarles Patrick Quarles	Chief Executive Officer, President and Director (principal executive officer)

/s/ Sami Ahmad Sami Ahmad	Chief Financial Officer (principal financial officer)

/s/ Christopher Groves Christopher Groves	Corporate Controller (principal accounting officer)

* Karen A. Twitchell	Chair of the Board and Director

* Gary K. Adams	Director

* Pamela R. Butcher	Director

* Nicolas Carter	Director

* Adam C. Peakes	Director

* Janet S. Roemer	Director

*By:	/s/ Patrick Quarles
Attorney-in-Fact