Form 10-Q
period 2022-03-31
TRECORA RESOURCES
filed 2022-05-05
CIK 7039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the Registrant's Common Stock (par value $0.10 per share) outstanding at May 4, 2022: 23,651,141.

Item Number and Description

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS	(thousands of dollars, except par value)
Current Assets
Cash	$31,937	$30,535
Trade receivables, net	33,572	32,811
Inventories	20,355	21,134
Prepaid expenses and other assets	3,396	4,313
Total current assets	89,260	88,793

Property, plant and equipment, net	186,029	185,521

Intangible assets, net	10,601	11,056
Lease right-of-use assets, net	7,305	8,170

TOTAL ASSETS	$293,195	$293,540

LIABILITIES
Current Liabilities
Accounts payable	$12,387	$12,075
Accrued liabilities	7,123	5,873
Current portion of long-term debt	4,194	4,194
Current portion of lease liabilities	3,085	3,227
Current portion of other liabilities	620	626
Total current liabilities	27,409	25,995

Long-term debt, net of current portion	36,658	37,707
Lease liabilities, net of current portion	4,202	4,923
Other liabilities, net of current portion	403	417
Deferred income taxes	24,771	24,525
Total liabilities	93,443	93,567

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY
Common stock - authorized 40 million shares of $0.10 par value; issued 25.1 million and 25.0 million and outstanding 23.7 million and 23.6 million in 2022 and 2021, respectively	2,508	2,499
Additional paid-in capital	63,406	63,260
Treasury stock, at cost (1.4 million shares)	(11,486)	(11,486)
Retained earnings	145,324	145,700
Total equity	199,752	199,973

TOTAL LIABILITIES AND EQUITY	$293,195	$293,540
See notes to condensed consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(thousands of dollars, except per share amounts)
REVENUES
Product sales	$79,061	$51,565
Processing fees	4,153	3,020
	83,214	54,585

OPERATING COSTS AND EXPENSES
Cost of sales and processing (including depreciation and amortization of $4,079 and $4,055, respectively)	75,321	52,240

GROSS PROFIT	7,893	2,345

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	7,533	7,332
Depreciation	228	226
	7,761	7,558

OPERATING INCOME (LOSS)	132	(5,213)

OTHER INCOME (EXPENSE)
Interest expense	(283)	(302)
Miscellaneous income, net	69	110
	(214)	(192)

INCOME (LOSS) BEFORE INCOME TAXES	(82)	(5,405)

INCOME TAX (EXPENSE) BENEFIT	(294)	1,001

NET INCOME (LOSS)	$(376)	$(4,404)

Basic Earnings (Loss) per Common Share
Net loss (dollars)	$(0.02)	$(0.18)

Basic weighted average number of common shares outstanding	23,600	24,861

Diluted Earnings (Loss) per Common Share
Net loss (dollars)	$(0.02)	$(0.18)

Diluted weighted average number of common shares outstanding	23,600	24,861
See notes to condensed consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31

	TRECORA RESOURCES STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED		NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	TOTAL	INTEREST	EQUITY
	(thousands)	(thousands of dollars)
December 31, 2021	24,990	$2,499	$63,260	$(11,486)	$145,700	$199,973	$—	$199,973

Restricted Stock Units
Issued to Directors	—	—	133	—	—	133	—	133
Issued to Employees	—	—	22	—	—	22	—	22
Common Stock
Issued to Employees	85	9	(9)	—	—	—	—	—
Net Loss	—	—	—	—	(376)	(376)	—	(376)

March 31, 2022	25,075	$2,508	$63,406	$(11,486)	$145,324	$199,752	$—	$199,752

December 31, 2020	24,833	$2,483	$61,311	$—	$140,324	$204,118	$289	$204,407

Restricted Stock Units
Issued to Directors	—	—	113	—	—	113	—	113
Issued to Employees	—	—	275	—	—	275	—	275
Common Stock
Issued to Employees	61	7	(7)	—	—	—	—	—
Net Loss	—	—	—	—	(4,404)	(4,404)	—	(4,404)

March 31, 2021	24,894	$2,490	$61,692	$—	$135,920	$200,102	$289	$200,391
See notes to condensed consolidated financial statements.

TRECORA RESOURCES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(thousands of dollars)
OPERATING ACTIVITIES
Net Income (Loss)	$(376)	$(4,404)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,851	3,820
Amortization of Intangible Assets	456	461
Stock-based Compensation	524	571
Deferred Income Taxes	246	(924)
Amortization of Loan Fees	45	45
Gain on Disposal of Assets	—	(254)
Other Non-cash Items (Note 6)	515	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables	(762)	(628)
(Increase) Decrease in Inventories	779	1,206
(Increase) Decrease in Prepaid Expenses and Other Assets	916	2,803
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,527	1,282
Increase (Decrease) in Other Liabilities	(4)	(147)
Net Cash Provided by Operating Activities	7,717	3,831
INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(4,851)	(4,781)
Proceeds from Sale of Property, Plant and Equipment	—	281
Net Cash Used in Investing Activities	(4,851)	(4,500)
FINANCING ACTIVITIES
Repurchase of Common Stock	—	(692)
Net Cash Paid Related to Stock-Based Compensation	(370)	(183)
Repayments of Long-Term Debt	(1,094)	(1,094)
Net Cash Used in Financing Activities	(1,464)	(1,969)
NET INCREASE (DECREASE) INCREASE IN CASH	1,402	(2,638)
CASH AT BEGINNING OF PERIOD	30,535	55,664
CASH AT END OF PERIOD	$31,937	$53,026
Supplemental disclosure of cash flow information:
Cash payments for interest	$237	$257
Supplemental disclosure of non-cash items:
Capital expansion amortized to depreciation expense	$11	$116
Foreign taxes paid	$—	$1,054
See notes to condensed consolidated financial statements.

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
The Company previously owned a 55% ownership interest in an inactive mining corporation, Pioche Ely Valley Mines, Inc. (“PEVM”), which was previously presented as a non-controlling interest on the Company's financial statements. In November 2019, PEVM entered into a sales contract to sell all of its assets, which include 48 patented and 5 unpatented claims totaling approximately 1,500 acres. The sale was completed on November 1, 2021 and resulted in liquidation of substantially all of PEVM's remaining assets. Proceeds from the sale were used to repay outstanding indebtedness of PEVM owed to the Company. PEVM was legally dissolved on February 16, 2022.
For convenience in this report, the terms “Company”, “our”, “us”, “we” or “TREC” may be used to refer to Trecora Resources and its subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 10, 2022, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed on April 29, 2022 (collectively, the “Annual Report on Form 10-K, as amended”).
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
Operating results for the three months ended March 31, 2022 are not necessarily indicative of results for the year ending December 31, 2022.
We currently operate in two segments, Specialty Petrochemicals and Specialty Waxes. All revenue originates from sources in the United States and all long-lived assets owned are located in the United States.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference the London Interbank Offer Rate or another reference rate expected to be discontinued due to reference rate reform. This guidance is effective from March 12, 2020 through December 31, 2022 and adoption is optional. We are currently evaluating the impact of ASU 2020-04 on our consolidated financial statements.
3. TRADE RECEIVABLES

Trade receivables, net consisted of the following:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
Trade receivables	$33,872	$33,111
Less allowance for doubtful accounts	(300)	(300)
Total trade receivables, net	$33,572	$32,811
Trade receivables serve as collateral for our amended and restated credit agreement. See Note 10.
4. INVENTORIES

Inventories consisted of the following:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
Raw material	$5,432	$2,348
Work in process	171	212
Finished products	14,752	18,574
Total inventories	$20,355	$21,134
Inventory serves as collateral for our amended and restated credit agreement. See Note 10.
Inventory included Specialty Petrochemicals products in transit valued at approximately $6.4 million and $4.9 million at March 31, 2022 and December 31, 2021, respectively.
5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
Prepaid license	$250	$500
Prepaid insurance premiums	—	1,145
Spare parts	2,561	2,114
Other prepaid expenses and assets	585	554
Total prepaid expenses and other assets	$3,396	$4,313

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
Platinum catalyst metal	$1,478	$1,478
Catalyst	4,325	4,325
Land	5,400	5,428
Plant, pipeline and equipment	286,491	282,780
Construction in progress	7,901	7,213
Total property, plant and equipment	$305,595	$301,224
Less accumulated depreciation	(119,566)	(115,703)
Total property, plant and equipment, net	$186,029	$185,521
Property, plant and equipment serve as collateral for our amended and restated credit agreement. See Note 10.
In the first quarter of 2022, the Company donated approximately $0.5 million of land and other property, plant and equipment to a local municipal organization, which is included in other non-cash items on the condensed consolidated statement of cash flows.
Labor capitalized for construction was approximately $0.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Construction in progress during the first three months of 2022 included pipeline upgrades and costs related to a scheduled plant turnaround late in the first quarter at our Specialty Petrochemicals facility. Construction in progress during the first three months of 2021 included costs for rebuild and restoration of a distillation tower.
7. LEASES
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
The Company has no finance leases.

The components of lease expense were as follows:
($ in thousands)	Classification in the Condensed Consolidated Statements of Income	Three Months Ended March 31,
		2022	2021
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$1,164	$1,049
Operating lease cost (a)	Selling, general and administrative	13	34
Total lease cost		$1,177	$1,083
(a) Short-term lease costs were approximately $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
The Company had no variable lease expense, as defined by ASC 842, during the periods.

($ in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2022	December 31, 2021
Assets:
Operating	Operating lease assets	$7,305	$8,170
Total lease right-of-use assets, net		$7,305	$8,170

Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$3,085	$3,227
Noncurrent:
Operating	Operating lease liabilities	4,202	4,923
Total lease liabilities		$7,287	$8,150

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$948	$903
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$19

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	2.9	3.5
Weighted-average discount rate:
Operating leases	4.5%	4.5%
Most of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

As of March 31, 2022, maturities of lease liabilities were as follows:
($ in thousands)	Operating Leases
2022	$2,563
2023	2,619
2024	1,298
2025	1,123
2026	149
Total lease payments	$7,752
Less: Interest	465
Total lease obligations	$7,287
8. INTANGIBLE ASSETS, NET
Intangible assets were recorded in relation to the acquisition of TC on October 1, 2014.

The following tables summarize the gross carrying amounts and accumulated amortization of intangible assets by major class:
	March 31, 2022
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(8,426)	$8,426
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(829)	642
Developed technology	6,131	(4,598)	1,533
Total	$24,548	$(13,947)	$10,601

	December 31, 2021
	Gross	Accumulated Amortization	Net
	(thousands of dollars)
Customer relationships	$16,852	$(8,145)	$8,707
Non-compete agreements	94	(94)	—
Licenses and permits	1,471	(808)	663
Developed technology	6,131	(4,445)	1,686
Total	$24,548	$(13,492)	$11,056
Amortization expense for intangible assets included in cost of sales was approximately $0.5 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Based on identified intangible assets that are subject to amortization as of March 31, 2022, we expect future amortization expenses for each period to be as follows:

	Total	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
	(thousands of dollars)
Customer relationships	$8,426	$843	$1,123	$1,123	1,123	1,123	1,123	$1,968
Licenses and permits	642	64	86	86	86	86	86	148
Developed technology	1,533	460	613	460	—	—	—	—
Total future amortization expense	$10,601	$1,367	$1,822	$1,669	$1,209	$1,209	$1,209	$2,116
9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
State taxes	$288	$192
Property taxes	760	—
Payroll	1,179	1,406
Royalties	454	294
Incentive compensation	3,168	3,508
Legal	165	—
Professional expenses	—	287
Other	1,109	186
Total accrued liabilities	$7,123	$5,873

10. LIABILITIES AND LONG-TERM DEBT
Senior Secured Credit Facilities
As of March 31, 2022, the Company had no outstanding borrowings under the senior secured revolving credit facility (the “Revolving Facility”) and approximately $40.9 million in borrowings outstanding under the senior secured term loan facility (the “Term Loan Facility”) (and, together with the Revolving Facility, the “Credit Facilities”), in each case, under the Company's amended and restated credit agreement (as amended, the “ARC Agreement”). In addition, the Company had approximately $75 million of availability under our Revolving Facility at March 31, 2022. TOCCO’s ability to make additional borrowings under the Revolving Facility at March 31, 2022 was limited by, and in the future may be limited by, the Company's obligation to maintain compliance with the covenants contained in the ARC Agreement (including maintenance of a maximum Consolidated Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the ARC Agreement)).
For each fiscal quarter after December 31, 2019, TOCCO must maintain a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (subject to temporary increase following certain acquisitions). TOCCO's Consolidated Leverage Ratio was 1.20 and 1.24 as of March 31, 2022 and December 31, 2021, respectively. Additionally, TOCCO must maintain a minimum Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of 1.15 to 1.00. TOCCO's Consolidated Fixed Charge Coverage Ratio was 3.43 and 3.65 as of March 31, 2022 and December 31, 2021, respectively.
The maturity date for the ARC Agreement is July 31, 2023. As of March 31, 2022, the year to date effective interest rate for the Credit Facilities was 1.89%. The ARC Agreement contains a number of customary affirmative and negative covenants and the Company was in compliance with those covenants as of March 31, 2022.
For a summary of additional terms of the Credit Facilities, see NOTE 13, “LONG-TERM DEBT AND LONG-TERM OBLIGATIONS” to the consolidated financial statements set forth in the Annual Report on Form 10-K, as amended.

Debt Issuance Costs
Debt issuance costs of approximately $0.9 million were incurred in connection with the fourth amendment to the ARC Agreement in July 2018. Unamortized debt issuance costs of approximately $0.2 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, have been netted against outstanding loan balances.

Long-term debt and long-term obligations are summarized as follows:
	March 31, 2022	December 31, 2021
	(thousands of dollars)
Revolving Facility	$—	$—
Term Loan Facility	41,094	42,188
Loan fees	(242)	(287)
Total long-term debt	40,852	41,901
Less current portion including loan fees	4,194	4,194
Total long-term debt, less current portion including loan fees	$36,658	$37,707
11. COMMITMENTS AND CONTINGENCIES
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
Supplier Agreements
In accordance with our supplier agreements, on a recurring monthly basis, the Company commits to purchasing a determined volume of feedstock in anticipation of upcoming requirements. Feedstock purchases are invoiced and recorded when they are delivered. As of March 31, 2022 and December 31, 2021, the value of the remaining undelivered feedstock approximated $28.3 million and $19.7 million, respectively.

From time to time, we may incur shortfall fees due to feedstock purchases being below the minimum amounts prescribed by our agreements with our suppliers. Shortfall fee expenses were approximately $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Environmental Remediation
Amounts charged to expense for various activities related to environmental monitoring, compliance, and improvements were approximately $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
12. STOCKHOLDERS' EQUITY
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $20 million in common stock by March 2023 (the “Share Repurchase Program”). The share repurchases will be executed from time to time on the open market, through privately negotiated transactions or through broker-negotiated purchases, in compliance with applicable securities law. The timing and amount of any shares of the Company’s stock that are repurchased under the Share Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the Company’s stock price, although the Share Repurchase Program may be suspended or discontinued at any time. The Company repurchased no shares during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the value of shares that may yet be purchased under the Share Repurchase Program is approximately $8.8 million.
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
The Company recognized stock-based compensation expense of approximately $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Stock Option Awards
Awards granted under the provisions of the Stock Option Plans permit the purchase of our common stock at exercise prices equal to the closing price of Company common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably over terms of 4 to 5 years. There were no awards issued during the three months ended March 31, 2022 or 2021, respectively.
A summary of the status of the Company’s awards is as follows:

	Stock Option Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2022	467,000	11.16
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	467,000	11.16	1.6	$—
Expected to vest	—			$—
Exercisable at March 31, 2022	467,000	11.16	1.6	$—
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At March 31, 2022, options to purchase approximately 0.1 million shares of common stock were in-the-money.
Since no awards were granted, the weighted average grant-date fair value per share of awards granted during the three months ended March 31, 2022 and 2021, respectively, was zero.

The Company has no non-vested outstanding awards as of March 31, 2022.
Restricted Stock Unit Awards
Generally, restricted stock unit awards are granted annually to officers and directors of the Company under the provisions of the Plan. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. The fair market value of restricted stock units granted is equal to the Company’s closing stock price on the date of grant. Restricted stock units granted to directors have a one year vesting period, while restricted stock units granted to officers generally vest ratably over 3 years. Certain awards also include vesting provisions based on performance metrics measured over a 3 year period. Upon vesting, the restricted stock units are settled by issuing one share of the Company's common stock per unit.

A summary of the status of the Company's restricted stock units activity is as follows:
	Shares of Restricted Stock Units	Weighted Average Grant Date Price per Share
Outstanding at January 1, 2022	586,444	7.32
Granted	194,266	8.78
Forfeited	(37,058)	9.23
Vested	(126,823)	8.79
Outstanding at March 31, 2022	616,829	7.57
Expected to vest	616,829
14. INCOME TAXES
We file an income tax return in the U.S. federal jurisdiction and a margin tax return in Texas. Previously, the Texas Comptroller selected the R&D credit calculations related to the 2014 and 2015 calendar years for audit. The state of Texas suspended examination of the 2014 and 2015 calendar years in order to perform a comprehensive review of audit procedures to provide consistency. During the fourth quarter of 2019, we received notice that Texas had completed review of its procedures and initiated additional requests for information which has been submitted for their review. We do not expect any material changes related to the Texas audits. Our federal and Texas tax returns remain open for examination for the years 2017 through 2020. As of March 31, 2022 and December 31, 2021, respectively, we recognized no adjustments for uncertain tax positions or related interest and penalties.
The effective tax rate varies from the federal statutory rate of 21%, primarily as a result of stock based compensation, state tax expense and other permanent items for the three months ended March 31, 2022 and 2021.
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

	Three Months Ended March 31, 2022
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$69,090	$9,971	$—	$79,061
Processing fees	1,488	2,665	—	4,153
Total revenues	70,578	12,636	—	83,214
Operating income (loss) before depreciation and amortization	5,378	1,909	(2,854)	4,433
Operating income (loss)	2,654	331	(2,853)	132
Income (loss) before taxes	2,362	324	(2,768)	(82)
Depreciation and amortization	2,729	1,578	—	4,307
Capital expenditures	4,129	722	—	4,851

	Three Months Ended March 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Product sales	$44,658	$6,907	$—	$51,565
Processing fees	1,254	1,766	—	3,020
Total revenues	45,912	8,673	—	54,585
Operating income (loss) before depreciation and amortization	2,571	(481)	(3,023)	(933)
Operating income (loss)	(231)	(1,957)	(3,025)	(5,213)
Income (loss) before taxes	(297)	(1,954)	(3,154)	(5,405)
Depreciation and amortization	2,802	1,476	3	4,281
Capital expenditures	3,567	1,214	—	4,781

	March 31, 2022
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	10,601	—	—	10,601
Total assets	293,854	79,953	109,853	(190,465)	293,195

	December 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Eliminations	Consolidated
	(in thousands)
Intangible assets, net	—	11,056	—	—	11,056
Total assets	298,966	79,860	109,292	(194,578)	293,540
16. NET INCOME (LOSS) PER COMMON SHARE
The following tables set forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic:
Net loss	$(376)	23,600	$(0.02)	$(4,404)	24,861	$(0.18)
Diluted:
Net loss	$(376)	23,600	$(0.02)	$(4,404)	24,861	$(0.18)
At March 31, 2022 and 2021, approximately 0.6 million and 0.7 million shares of unvested restricted stock units, respectively, were not included in the computation of diluted earnings per share because such restricted stock units would be anti-dilutive.
At March 31, 2022 and 2021, 0.5 million and 0.7 million shares of common stock, respectively, were issuable upon the exercise of outstanding stock options and were not included in the computation of diluted earnings per share because such options would be anti-dilutive.
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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to the impacts of the COVID-19 pandemic on our business, financial results and financial condition and that of our customers, suppliers, and other counterparties; general economic and financial conditions domestically and internationally including the impact of rising inflation and supply chain issues; the ongoing impact of geopolitical conflict; the impact of actions by activist stockholders; insufficient cash flows from operating activities; our ability to attract and retain key employees; feedstock and product prices; feedstock availability and our ability to access third party transportation; competition; industry cycles; natural disasters or other severe weather events, health epidemics and pandemics (including the COVID-19 pandemic) and terrorist attacks; our ability to consummate, and the costs associated with, extraordinary transactions, including acquisitions, dispositions and other business combinations, and realize the financial and strategic goals of such transactions; technological developments and our ability to maintain, expand and upgrade our facilities; regulatory changes; environmental matters; lawsuits; outstanding debt and other financial and legal obligations; difficulties in obtaining additional financing on favorable conditions, or at all; local business risks in foreign countries, including civil unrest and military or political conflict, local regulatory and legal environments and foreign currency fluctuations; and other risks detailed in the Annual Report on Form 10-K, as amended, including, but not limited to, “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, under similar headings in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic and other natural disasters such as severe weather events.
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
Overview
The following discussion and analysis of our financial results, as well as the accompanying unaudited condensed consolidated financial statements and related notes to condensed consolidated financial statements to which they refer, are the responsibility of our management. Our accounting and financial reporting fairly reflect our business model which is based on the manufacturing and marketing of specialty petrochemical products and waxes and providing custom manufacturing services.
The discussion and analysis of financial condition and the results of operations which appears below should be read in conjunction with “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K, as amended.
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
Review of First Quarter 2022 Results
We reported first quarter 2022 net loss of approximately $0.4 million, an increase from net loss of $4.4 million in the first quarter of 2021. Sales volume of our Specialty Petrochemicals products increased 17.6% in the first quarter of 2022 as compared to the first quarter of 2021. Specialty Waxes sales revenue was up 44.4% compared to the first quarter 2021. First quarter 2022 results improved primarily due to increased pricing, the ongoing economic recovery and stronger demand from our end-use markets. Our first quarter 2021 results were significantly impacted by the prolonged period of sub-freezing temperatures and snow across the State of Texas and the region in February 2021 (the “Texas freeze event”) including reduced demand and higher natural gas and transportation costs.
Adjusted EBITDA was $5.8 million for the first quarter of 2022, compared with Adjusted EBITDA of $(0.1) million in the first quarter of 2021. Adjusted EBITDA increased due to increased selling prices and sales volumes. Additionally, the first quarter of 2021 was impacted by the Texas freeze event. As previously disclosed, the Company originally estimated the negative impact of the Texas freeze event to be approximately $5.0 million for the first quarter of 2021. This estimate was subsequently reduced to $3.5 million in the second quarter of 2021 due to a settlement agreement of $1.4 million with a utility provider.
See below for additional information about this measure and a reconciliation to the most directly comparable GAAP financial measure.
Non-GAAP Financial Measures
We include in this Quarterly Report on Form 10-Q the non-GAAP financial measures of EBITDA and Adjusted EBITDA and provide reconciliations from our most directly comparable GAAP financial measures to those measures.
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
We define EBITDA as net income (loss) plus interest expense, income tax expense (benefit), and depreciation and amortization. In the third quarter of 2021, we redefined our non-GAAP measure Adjusted EBITDA to also exclude costs for professional services associated with M&A and strategic initiatives. We define Adjusted EBITDA as EBITDA net of the impact of items we do not consider indicative of our ongoing operating performance, including share-based compensation, gains or losses on disposal of assets, gains or losses on extinguishment of debt, costs for professional services associated with M&A and strategic initiatives and other non-recurring costs. The historical presentation of Adjusted EBITDA in this Quarterly Report on Form 10-Q has been recast to conform to the revised definition.
The following table presents a reconciliation of net income (loss), our most directly comparable GAAP financial performance measure for each of the periods presented, to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31, 2022
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$1,765	$324	$(2,465)	$(376)
Interest expense	283	—	—	283
Income tax expense (benefit)	597	—	(303)	294
Depreciation and amortization	206	22	—	228
Depreciation and amortization in cost of sales	2,523	1,556	—	4,079
EBITDA	$5,374	$1,902	$(2,768)	$4,508
Stock-based compensation	—	—	524	524
Costs for professional services associated with M&A and strategic initiatives	—	—	210	210
Other non-recurring costs*	515	—	—	515
Adjusted EBITDA	$5,889	$1,902	$(2,034)	$5,757
* Represents non-recurring charitable contribution as discussed in Note 6.

	Three Months Ended March 31, 2021
	Specialty Petrochemicals	Specialty Waxes	Corporate	Consolidated
	(in thousands)
Net income (loss)	$205	$(1,954)	$(2,655)	$(4,404)
Interest (income) expense	302	—	—	302
Income tax expense (benefit)	(486)	—	(515)	(1,001)
Depreciation and amortization	200	23	3	226
Depreciation and amortization in cost of sales	2,602	1,452	—	4,054
EBITDA	$2,823	$(479)	$(3,167)	$(823)
Stock-based compensation	—	—	571	571
Gain on disposal of assets	(254)	—	—	(254)
Costs for professional services associated with M&A and strategic initiatives	—	—	370	370
Adjusted EBITDA	$2,569	$(479)	$(2,226)	$(136)
Liquidity and Capital Resources
Working Capital
Our approximate working capital days are summarized as follows:

	March 31, 2022	December 31, 2021	March 31, 2021
Days sales outstanding in accounts receivable	36.3	40.5	42.8
Days sales outstanding in inventory	22.0	26.1	19.4
Days sales outstanding in accounts payable	13.4	14.9	27.3
Days of working capital	44.9	51.6	34.8
Our days sales outstanding in accounts receivable at March 31, 2022 was 36.3 days compared to 40.5 days at December 31, 2021. This decrease was primarily driven by relatively flat receivables as compared to the significant increase in sales revenue. Our days sales outstanding in inventory decreased by approximately 4.1 days from December 31, 2021 as we sold off existing inventory during a scheduled plant turnaround at our Specialty Petrochemicals facility late in the first quarter of 2022. Our days sales outstanding in accounts payable decreased due to the rising sales revenue, while actual accounts payable remained relatively flat as compared to December 31, 2021. Since days of working capital is calculated using the above three metrics, it decreased for the aforementioned reasons.
Our cash balance at March 31, 2022 was $31.9 million as compared to $30.5 million at December 31, 2021.

The change in cash is summarized as follows:	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)	(thousands of dollars)
Operating activities	$7,717	$3,831
Investing activities	(4,851)	(4,500)
Financing activities	(1,464)	(1,969)
Increase (decrease) in cash	$1,402	$(2,638)
Cash	$31,937	$53,026
Operating Activities
Cash provided by operating activities totaled $7.7 million for the first three months of 2022, $3.9 million higher than the corresponding period in 2021. For the first three months of 2022, net income increased approximately $4.0 million as compared to the corresponding period in 2021, driven primarily by higher selling prices and expanding margins. Major non-cash items affecting income in the first three months of 2022 included the impact of depreciation and amortization of $4.3 million, stock-based compensation of $0.5 million and other non-cash items of $0.5 million. Major non-cash items affecting income in the first three months of 2021 included changes in depreciation and amortization of $4.3 million, deferred taxes of $(0.9) million, and stock-based compensation of $0.6 million.
Additional factors leading to the increase in cash provided by operating activities included:
•Trade receivables increased approximately $0.8 million, primarily due to increases in sales prices. We do not expect any collection issues at this time.
•Inventories decreased approximately $0.8 million driven primarily by the utilization of inventory to maintain customer shipments during a scheduled plant turnaround at our Specialty Petrochemicals facility late in the first quarter of 2022.
•Prepaid and other assets decreased $0.9 million. In 2022, the Company elected to finance its insurance premiums, where in 2021 the annual insurance premium was paid in full at the beginning of the policy term.
•Accounts payable and accrued liabilities increased $1.5 million primarily due to accrued payroll.
Investing Activities
Cash used in investing activities during the first three months of 2022 was approximately $4.9 million, representing a increase of approximately $0.4 million from the corresponding period of 2021. The funds used in investing activities during the first three months of 2022 were for additions to property, plant and equipment. The funds used in investing activities during the first three months of 2021 were for additions and rebuild and restoration of property, plant and equipment of approximately $4.8 million offset by proceeds from the sale of assets.

Financing Activities
Cash used in financing activities during the first three months of 2022 was approximately $1.5 million versus cash used in financing activities of $2.0 million during the corresponding period of 2021. During the first three months of 2022, we made mandatory payments totaling $1.1 million on our Term Loan Facility. During the first three months of 2021, we made a mandatory payment of $1.1 million on our Term Loan Facility and repurchased shares of our common stock under our Share Repurchase Program.
Capital Resources and Requirements
Capital expenditures increased $0.1 million, or 1%, from 2021 to 2022. During the first three months of 2022 we expended approximately $1.5 million on upgrades to the pipeline for GSPL and approximately $0.7 million for a scheduled plant turnaround.
At March 31, 2022, we had $31.9 million in cash and cash equivalents and borrowing availability of approximately $75 million on our Revolving Facility. We believe the Company is able to support its operating requirements and capital expenditures through internally generated funds supplemented with cash on our balance sheet and availability under our ARC Agreement in both the short-term (i.e., the next 12 months) and the long-term (i.e. beyond the next 12 months). See Note 11 for additional discussion regarding credit availability.
Our material cash requirements include the following contractual and other obligations.
Debt. Long-term debt obligations approximate $40.9 million as discussed in Note 10.
Leases. The majority of our approximately $7.3 million of operating lease obligations are for railcars as discussed in Note 8.
Other Purchase Obligations. Purchase obligations of approximately $28.3 million are primarily related to commitments for our undelivered feedstock and capital construction projects as discussed in Note 12.
Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021

Specialty Petrochemicals Segment	Three Months Ended March 31,
	2022	2021	Change	% Change
	(thousands of dollars)
Product Sales	$69,090	$44,658	$24,432	54.7%
Processing	1,488	1,254	234	18.7%
Gross Revenue	$70,578	$45,912	$24,666	53.7%

Volume of Sales (gallons)
Specialty Petrochemicals Products	20,223	17,201	3,022	17.6%
Prime Product Sales	16,556	14,675	1,881	12.8%
By-product Sales	3,667	2,526	1,141	45.2%

Cost of Sales	$64,363	$42,869	21,494	50.1%
Gross Margin	8.8%	6.6%		2.2%
Total Operating Expense*	21,348	20,357	991	4.9%
Natural Gas Expense*	2,009	2,976	(967)	(32.5)%
Operating Labor Costs*	3,199	3,348	(149)	(4.5)%
Transportation Costs*	6,280	4,606	1,674	36.3%
General & Administrative Expense	3,355	3,074	281	9.1%
Depreciation and Amortization**	2,729	2,802	(73)	(2.6)%
Adjusted EBITDA	5,889	2,569	3,320	129.2%
Capital Expenditures	4,129	3,567	562	15.8%
* Included in cost of sales
**Includes $2,523 and $2,602 for the first quarter of 2022 and 2021, respectively, which is included in operating expense
Gross Revenue
Gross Revenue for our Specialty Petrochemicals segment increased for the first quarter 2022 compared to the first quarter 2021 by 53.7%, primarily due to higher selling prices and higher sales volumes for prime products and by-products which were adversely impacted during the first quarter of 2021 by the Texas freeze event and the ongoing COVID-19 pandemic.
Product Sales
Specialty Petrochemicals segment product sales increased approximately 54.7% for the first quarter 2022 compared to the first quarter 2021. Prime products sales volume increased approximately 1.9 million gallons, or 12.8%, from the first quarter 2021, which increase was driven by continued increase in economic activity, including strong demand from many of our end-use markets, during the first quarter of 2022 together with the adverse impact of the Texas freeze event in the first quarter of 2021. By-product sales volumes in first quarter 2022 increased 45.2% compared to the first quarter 2021. By-products are produced as a result of prime product production and their margins are significantly lower than margins for our prime products. Foreign sales volume increased to 19.2% of total Specialty Petrochemicals volume in the first quarter for 2022 compared to 17.8% in the first quarter 2021. Foreign sales volume includes sales to Canadian oil sands customers.
Processing
Processing revenues were $1.5 million in the first quarter 2022 compared to $1.3 million for the first quarter 2021.
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

Cost of sales increased 50.1% for the first quarter 2022 compared to the first quarter 2021. The increase in cost of sales compared to the same period last year was driven by significantly higher sales volumes and increased feedstock prices. Benchmark Mont Belvieu natural gasoline feedstock price increased 66% from $1.33 per gallon in first quarter 2021 to $2.21 per gallon in the first quarter 2022. By-product margins were higher compared to the first quarter of 2021. This was due to higher component prices.
The gross margin percentage for the Specialty Petrochemicals segment increased from 6.6% for the first quarter of 2021 to 8.8% in the first quarter of 2022.
Total Operating Expense (includes but is not limited to natural gas, operating labor, depreciation and transportation)
Total Operating Expense increased $1.0 million, or 4.9%, for the first quarter 2022 compared to the same period in 2021, primarily due to costs associated with a scheduled plant turnaround of approximately $2.4 million combined with higher transportation costs and offset by lower natural gas costs.
Capital Expenditures
Capital expenditures in the first quarter 2022 were approximately $4.1 million compared to $3.6 million in the first quarter of 2021. First quarter 2022 capital expenditures were primarily for maintenance and upkeep of our GSPL pipeline, which is used to transport our feedstock, of approximately $1.5 million and a scheduled plant turnaround of approximately $0.7 million.

Specialty Waxes Segment	Three Months Ended March 31,
	2022	2021	Change	% Change
	(thousands of dollars)
Product Sales	$9,971	$6,907	$3,064	44.4%
Processing	2,665	1,766	899	50.9%
Gross Revenue	$12,636	$8,673	$3,963	45.7%

Volume of specialty wax sales (thousand pounds)	10,328	8,826	1,502	17.0%

Cost of Sales	$10,958	$9,321	$1,637	17.6%
Gross Margin (Loss)	13.3%	(7.5)%		20.8%
General & Administrative Expense	1,324	1,235	89	7.2%
Depreciation and Amortization*	1,578	1,476	102	6.9%
Adjusted EBITDA	$324	$(479)	803	(167.6)%
Capital Expenditures	$722	$1,214	$(492)	(40.5)%
*Includes $1,556 and $1,452 for 2022 and 2021, respectively, which is included in cost of sales
Product Sales
Product sales revenue for the Specialty Waxes segment increased by 44.4% for the first quarter of 2022 compared to the first quarter of 2021 due to higher selling prices and volumes. Average selling prices for our specialty waxes increased approximately 22% as compared to the same period last year. Specialty wax sales volume increased approximately 1.5 million pounds in the first quarter of 2022 compared to the first quarter of 2021. Our wax feed is based on certain by-products produced as a result of polyethylene production at major polyethylene producers' facilities on the US Gulf Coast.
Processing
Processing revenues were $2.7 million for the first quarter 2022, a $0.9 million increase compared to the first quarter 2021. The first quarter of 2021 was adversely impacted by the Texas freeze event and the ongoing COVID-19 pandemic.
Cost of sales
Cost of sales increased by 17.6%, or approximately $1.6 million, in the first quarter 2022 compared to the first quarter 2021. This increase was driven by higher polyethylene wax feed cost and higher purchase prices.
Depreciation
Depreciation for the first quarter 2022 was $1.6 million, a $0.1 million increase compared to the first quarter of 2021.

Capital Expenditures
Capital Expenditures were approximately $0.7 million in the first quarter 2022 compared to $1.2 million in the first quarter of 2021.

Corporate Segment	Three Months Ended March 31,
	2022	2021	Change	% Change
	(thousands of dollars)
General & Administrative Expense	$2,854	$3,023	$(169)	(5.6)%
Corporate expenses decreased $0.2 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to reduced accounting and consulting fees.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to the information under the caption “Critical Accounting Estimate” in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, as amended. There have been no material changes to our critical accounting policies and estimates since the Annual Report on Form 10-K, as amended.
The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors and discussed in the Annual Report on Form 10-K, as amended. For the three months ended March 31, 2022, there were no significant changes to these policies.
Recent and New Accounting Standards
See Note 2 for a summary of recent accounting guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosure about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K, as amended. There have been no material changes in the Company's exposure to market risk from the disclosure included in such report.
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
(b)Changes in internal control. There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risks and uncertainties in the Annual Report on Form 10-K, as amended, are not the only risks that the Company faces. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect the Company's operations. Any of the risks, uncertainties, events or circumstances described therein could cause the Company's future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, as amended, except as described below:
The ongoing military action between Russia and Ukraine could adversely affect our business, results of operations, financial condition and cash flows.

In February of 2022, Russian military forces invaded Ukraine. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, results of operations, financial condition and cash flows.
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
* Filed herewith.
** Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRECORA RESOURCES

Dated: May 5, 2022	By:	/s/ Sami Ahmad
Sami Ahmad
Principal Financial Officer and Duly Authorized Officer

